Form 10-Q
period 1995-01-31
AMERICAN SOFTWARE INC
filed 1995-03-16
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     January 31, 1995
                                ------------------------------------------------

                                      OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________________ to _____________

Commission File Number:0-12456
                       ---------------------------------------------------------


                            AMERICAN SOFTWARE, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Georgia                                     58-1098795
- - -------------------------------------       ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia          30305
- - -------------------------------------------------        ---------
(Address of principal executive offices)                 (Zip Code)

                                (404) 261-4381
           --------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                          -----      _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Classes                            Outstanding at March 10, 1995
- - -----------------------------                 -----------------------------
Class A Common Stock, $.10 par value                17,508,158  Shares

Class B Common Stock, $.10 par value                 4,836,889  Shares






Exhibit Index on Page 12           Page 1 of 14

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                   Form 10-Q

                        Quarter ended January 31, 1995

                                     Index
                                     -----


                                                                                             Page
                                                                                              No.
                                                                                             ----
Part I - Financial Information

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets - Unaudited - January 31, 1995
          and April 30, 1994                                                                  3-4

      Condensed Consolidated Statements of Earnings
      -   Unaudited - Three Months and Nine Months ended January 31, 1995 and
          January 31, 1994                                                                      5

      Condensed Consolidated Statement of Shareholders' Equity
      -   Unaudited - Nine Months ended January 31, 1995                                        6

      Condensed Consolidated Statements of Cash Flows
      -   Unaudited - Nine Months ended January 31, 1995 and January 31, 1994                   7

      Notes to Condensed Consolidated Financial Statements                                      8

   Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                              9-10

Part II - Other Information                                                                    11

PART I  FINANCIAL INFORMATION
- - ------

Item 1.  Financial Statements


                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (Unaudited)

                                                          January 31, 1995             April 30, 1994
                                                          ----------------             --------------
ASSETS
Current assets:
   Cash                                                      $   1,721,149               $  2,172,745
   Investments                                                  30,575,118                 38,500,941
   Trade accounts receivable, less allowance for
      doubtful accounts of $2,012,750 at January 31, 1995
      and $3,800,000 at April  30, 1994                         11,077,309                 15,581,382
   Unbilled accounts receivable                                  4,061,108                  4,325,913
   Current deferred income taxes                                 2,064,446                  2,465,206
   Refundable income taxes                                       7,791,668                  6,117,848
   Prepaid expenses and other current assets                     2,696,801                  3,177,126
                                                               -----------                -----------
          Total current assets                                  59,987,599                 72,341,161
                                                               -----------                -----------

Property and equipment, at cost                                 37,201,657                 34,364,268
   Less accumulated depreciation and amortization               18,674,612                 16,886,676
                                                               -----------                -----------
          Net property and equipment                            18,527,045                 17,477,592
                                                               -----------                -----------

Capitalized computer software development costs, net            19,990,084                 20,049,606
Purchased computer software costs, net                           6,077,890                  5,900,292
                                                               -----------                -----------
          Total computer software costs                         26,067,974                 25,949,898
                                                               -----------                -----------

Other assets, net                                                  512,511                  1,872,283
                                                               -----------                -----------

                                                              $105,095,129               $117,640,934
                                                               ===========                ===========



See accompanying notes to condensed consolidated financial statements.
                                                                     (continued)

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
          Condensed Consolidated Balance Sheets(Unaudited), Continued


                                                            January 31, 1995        April 30, 1994
                                                            ----------------        --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $ 3,866,659           $ 4,377,914
   Accrued compensation and related costs                          3,353,713             5,055,926
   Accrued royalties                                               1,025,519             1,114,376
   Other current liabilities                                       3,781,215             2,193,017
   Deferred revenue                                               11,462,788            13,272,252
                                                                 -----------           -----------
             Total current liabilities                            23,489,894            26,013,485

Deferred income taxes                                              7,339,649             7,358,968
                                                                 -----------           -----------
             Total liabilities                                    30,829,543            33,372,453
                                                                 -----------           -----------

Shareholders' equity:
   Common stock:
     Class A, $.10 par value.  Authorized 50,000,000
        shares; issued 18,729,871 shares at
        January 31, 1995 and 18,688,728 shares at
        April 30, 1994                                             1,872,988             1,868,873
     Class B, convertible, $.10 par value.  Authorized
     10,000,000 shares; issued and outstanding 4,840,489
        shares at January 31, 1995 and April 30,1994                 484,049               484,049

   Additional paid-in capital                                     30,752,903            30,415,118
   Retained earnings                                              52,685,342            63,105,879
                                                                 -----------           -----------
                                                                  85,795,282            95,873,919
   Less treasury stock, 1,224,982 Class A shares at
     January 31, 1995 and 1,239,000 shares
     at April 30, 1994, at cost                                   11,529,696            11,605,438
                                                                 -----------           -----------
             Total shareholders' equity                           74,265,586            84,268,481
                                                                 -----------           -----------

                                                                $105,095,129          $117,640,934
                                                                 ===========           ===========



See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
                                  (Unaudited)

                                                For the                           For the
                                       ---------------------------       --------------------------
                                          Three Months Ended                 Nine Months Ended
                                       ---------------------------       --------------------------
                                               January 31,                      January 31,
                                       ---------------------------       --------------------------
                                           1995          1994                1995           1994
                                       ------------   -----------        -----------    ------------
Revenues:
   License fees                         $ 6,152,341    $ 8,715,827      $ 13,692,431     $ 24,107,897
   Services                               8,572,229     10,124,455        28,292,667       31,655,855
   Maintenance                            5,869,337      5,492,746        17,123,081       16,173,394
                                         ----------     ----------       -----------       ----------
     Total revenues                      20,593,907     24,333,028        59,108,179       71,937,146
                                         ----------     ----------        ----------       ----------

Cost of revenues:
   License fees                           5,963,620      8,382,267        18,329,402       24,115,611
   Services                               5,625,901      5,267,675        17,008,628       15,868,854
   Maintenance                            1,001,903      1,476,796         3,238,375        4,325,906
                                         ----------     ----------        ----------       ----------
     Total cost of revenues              12,591,424     15,126,738        38,576,405       44,310,371
                                         ----------     ----------        ----------       ----------

Selling, general, and
    administrative expenses               9,953,978      9,591,764        33,472,633       29,029,212
Provision for doubtful accounts               -            266,603            -             4,100,804
                                         ----------       ---------      -----------      -----------

       Operating loss                    (1,951,495)      (652,077)      (12,940,859)      (5,503,241)

Other income, net                           208,266        768,598         1,247,301        2,089,551
                                         ----------       --------        -----------     -----------

       Earnings (loss) before
       income taxes                      (1,743,229)       116,521       (11,693,558)      (3,413,690)

Income tax benefit                         (751,048)      (100,000)       (4,842,736)      (1,760,000)
                                         -----------      --------        -----------      -----------

      Net earnings (loss)               $  (992,181)   $   216,521      $ (6,850,822)     $(1,653,690)
                                         ===========    ===========      ============      ===========

Earnings (loss) per                     $      (.04)   $        .01     $        (.31)    $      (.07)
   common share                          ===========    ===========       ============    ============

Weighted average number of
   common shares outstanding             22,346,511     22,408,719        22,324,261       22,337,646
                                         ===========   ===========       ============      ==========



See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                                  (Unaudited)



                                                             Nine months ended January 31, 1995
                           -------------------------------------------------------------------------------------------------------

                                       Common stock                      Additional                                     Total
                           -----------------------------------------
                                Class A               Class B             paid-in       Retained        Treasury     shareholders'
                           ------------------     ------------------
                           Shares      Amount     Shares      Amount      capital       earnings         stock          equity
                           ------      ------     ------      ------     ---------     ----------      --------      -------------
Balance at
   April 30, 1994      18,688,728  $1,868,873  4,840,489    $484,049   $30,415,118    $63,105,879  $(11,605,438)     $84,268,481

Net loss                       --          --         --          --            --     (6,850,822)           --       (6,850,822)

Cash dividends declared
    $.16 per share             --          --         --          --            --     (3,569,715)           --       (3,569,715)

Proceeds from stock
    options exercised      41,143       4,115         --          --       143,361             --            --          147,476

Proceeds from divided
    reinvestment plan          --          --         --          --            --             --        75,742           75,742

Grants of compensatory
    stock options              --          --         --          --       194,424             --            --          194,424
                       ----------  ----------  ---------    --------       -------    -----------  ------------          -------


Balance at
    January 31, 1995   18,729,871  $1,872,988  4,840,489    $484,049   $30,752,903    $52,685,342  $(11,529,696)     $74,265,586
                       ==========  ==========  =========    ========   ===========    ===========  ============      ===========

    See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                              For the
                                                                       Nine Months Ended
                                                                 -----------------------------
                                                                          January 31,
                                                                 -----------------------------
                                                                      1995             1994
                                                                 -------------      ----------
Cash flows from operating activities:
  Net loss                                                       $ (6,850,822)    $ (1,653,690)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Depreciation and amortization                              8,822,470        8,915,484
         Net gain on investments                                     (104,795)         (21,846)
         Grants of compensatory stock options                         194,424          394,091
         Deferred income taxes                                        381,441         (480,508)
         Change in operating assets and liabilities:
            Net increase in money market funds                     (3,445,908)           -
            Purchases of investments                               (3,004,384)           -
            Proceeds from sales and maturities of investments      14,480,910            -
            Accounts receivable                                     4,768,878        5,060,443
            Prepaids and other assets                                 614,367          122,076
            Accounts payable and other accrued liabilities           (483,948)      (2,134,825)
            Income taxes                                           (1,903,999)        (229,715)
            Deferred revenue                                       (1,809,464)          37,015
                                                                   -----------       ---------

      Net cash provided by operating activities                    11,659,170       10,008,525
                                                                   ----------      -----------

Cash flows from investing activities:
   Capitalized software development costs                          (5,233,554)      (5,569,390)
   Net decrease in money market funds                                   -            7,641,389
   Purchases of investments                                             -           (6,010,795)
   Proceeds from sales and maturities of investments                    -            6,773,124
   Purchases of property and equipment                             (3,530,715)      (2,027,234)
   Purchase of assets                                                   -           (3,300,000)
                                                                  ------------      -----------

      Net cash used in investing activities                        (8,764,269)      (2,492,906)
                                                                  ------------      -----------

Cash flows from financing activities:
   Repurchases of common stock                                          -             (734,624)
   Proceeds from exercise of stock options                            147,476          119,527
   Proceeds from dividend reinvestment plan                            75,742             -
   Dividends paid                                                  (3,569,715)      (5,365,567)
                                                                   -----------      -----------

      Net cash used in financing activities                        (3,346,497)      (5,980,664)
                                                                   -----------       ----------

      Net change in cash                                             (451,596)       1,534,955

Cash at beginning of period                                         2,172,745        1,259,550
                                                                   ----------       ----------

Cash at end of period                                            $  1,721,149     $  2,794,505
                                                                  ===========      ===========

Supplemental disclosure of cash received during the
period for income taxes                                          $ (3,541,352)    $ (1,049,777)
                                                                  ==============   ============

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                               January 31, 1995


A.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in the 1994 Annual Report on Form 10-K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated.

B.   Earnings (Loss) Per Common Share
     --------------------------------

     Earnings (loss) per common share is based on the weighted average number of shares of Class A common stock outstanding during each period after increasing the number of Class A shares to give effect to the assumption that all Class B shares had been converted on a one-for-one basis during each period. Common equivalent shares have been excluded from the aforementioned computations since the effect is anti-dilutive due to the losses incurred.

C.   Investments
     -----------

     Effective May 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to the provisions of SFAS 115, the Company has elected to classify its investment portfolio as "trading." Accordingly, the "trading" portfolio is recorded at fair value and unrealized holding gains and losses are included in the determination of net earnings/losses. The effect of adopting SFAS 115 was not significant and has been included in other income, net in the accompanying 1995 interim condensed consolidated statement of earnings.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations



RESULTS OF OPERATIONS
- - ---------------------

For the quarter ended January 31, 1995, revenues totaled $20,593,907, down 15% from $24,333,028 in the corresponding quarter of fiscal 1994. Revenues for the nine months ended January 31, 1995 totaled $59,108,179, down 18% from $71,937,146 in the prior year period. Software license fees were 29% lower than the third quarter of fiscal 1994 and 43% lower for the nine month period ended January 31, 1995 compared to the prior year. While license fee revenues were below those of the prior year, they improved from the first quarter to the third quarter of the current fiscal year. In fiscal 1995, License fee revenues were $2,656,324 for the first quarter, $4,883,766 for the second quarter, and $6,152,341 in the third quarter. Services revenues were 15% lower than the corresponding quarter a year ago and 11% lower than the corresponding nine months a year ago. This decrease follows the decline of license fees in fiscal 1994 and 1995. Generally, the consulting and custom programming components of services revenues tend to increase or decrease with software license fee revenue fluctuations, often lagging six to nine months behind changes in license fee revenues. Outsourcing revenues, a component of services revenues, increased 37% over the third quarter of 1994 and increased 72% versus the corresponding nine months a year ago. Maintenance revenues increased 7% from third quarter 1994 and increased 6% for the current nine months compared to fiscal 1994. This increase is consistent with the long-term growth in the installed base of Company software.

The cost of revenues for license fees decreased 29% compared to the third quarter of fiscal 1994 and decreased 24% for the nine months ended January 31, 1995 due principally to the employee reductions during the year. Services costs increased 7% for the quarter and 7% for the nine months compared to the prior year periods reflecting the growth of the outsourcing services business. In addition, maintenance costs decreased 32% compared to the year ago third quarter, and decreased 25% for the nine months ended January 31, 1994, due principally to the employee reductions during the year.

Selling, general and administrative expenses increased 4% for the quarter and 15% for the nine months over the same periods in fiscal 1994. This increase is primarily due to increases in sales channel costs designed to improve the Company's sales coverage.

The allowance for doubtful accounts at January 31, 1995 of $2,012,750 was lower than the allowance of $3,800,000 at April 30, 1994 due primarily to the write-off of two accounts.

The effective tax rate was a benefit of 43% compared to 86% in the third quarter of fiscal 1994 and decreased to a benefit of 41% compared to 52% for the nine months ended January 31, 1994.

FINANCIAL CONDITION
- - -------------------

The Company's consolidated balance sheet remains strong with a current ratio of
2.6 to 1. Liquidity also remains strong with cash and short-term investments totaling 31% of total assets. The dividend was suspended in the second quarter of fiscal 1995 and no dividends have been paid in the third fiscal quarter. The Company believes that existing cash and short-term investments as well as cash from operations will be sufficient to meet its operational objectives for at least the next twelve month period.

PART II  OTHER INFORMATION
- - -------

Item 1. Legal Proceedings
- - ------- -----------------

         Not applicable

Item 2.  Changes in Securities
- - -------  ---------------------

         Not applicable

Item 3.  Defaults Upon Senior Securities
- - -------  -------------------------------

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
- - -------  ---------------------------------------------------

         Not applicable

Item 5.  Other Information
- - -------  -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------

         (a) Exhibit 11 Statement re: computation of Per Share Earnings
             (Loss).

         (b) No reports on Form 8-K were filed during the quarter ended January 31, 1995.


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN SOFTWARE, INC.

DATE       March 13, 1995             /s/ Joseph L. Wiley
        ----------------------        ---------------------------------
                                      Joseph L. Wiley
                                      Vice President, Finance and Administration
                                      Chief Financial Officer

DATE       March 13, 1995             /s/ Peter W. Pamplin
        ----------------------        ---------------------------------
                                      Peter W. Pamplin
                                      Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


        Exhibit                                                      Page
        -------                                                      ----
11      Statement re: computation of Per Share Earnings (Loss)         13
27      Financial Data Schedule                                        14