Form 10-Q/A
period 1995-01-31
AMERICAN SOFTWARE INC
filed 1995-03-17
CIK 713425

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


                            AMERICAN SOFTWARE, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Georgia                                     58-1098795
- -------------------------------------       ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia          30305
- -------------------------------------------------        ---------
(Address of principal executive offices)                 (Zip Code)

                                (404) 261-4381
           --------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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


           Classes                            Outstanding at March 10, 1995
- -----------------------------                 -----------------------------
Class A Common Stock, $.10 par value                17,508,158  Shares

Class B Common Stock, $.10 par value                 4,836,889  Shares






Exhibit Index on Page 12           Page 1 of 14

PART II  OTHER INFORMATION
- -------

Item 1. Legal Proceedings
- ------- -----------------

         Not applicable

Item 2.  Changes in Securities
- -------  ---------------------

         Not applicable

Item 3.  Defaults Upon Senior Securities
- -------  -------------------------------

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------

         Not applicable

Item 5.  Other Information
- -------  -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

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