Form 10-K
period 1995-04-30
AMERICAN SOFTWARE INC
filed 1995-07-28
CIK 713425

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

(MARK ONE)

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED APRIL 30, 1995

                               OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM         TO
                  COMMISSION FILE NUMBER 0-12456

                            AMERICAN SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               GEORGIA                                58-1098795
     (STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER
     INCORPORATED OR ORGANIZATION)                   IDENTIFICATION NO.)

   470 EAST PACES FERRY ROAD, N.E.                        30305
            ATLANTA, GEORGIA                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (404) 261-4381
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON
                                                       WHICH REGISTERED
              -------------------                 ------------------------
                     None                                   None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     CLASS A COMMON SHARES, $.10 PAR VALUE
                                (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At July 24, 1995, 17,426,197 Class A Common Shares and 4,836,889 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at July 24, 1995) of the Class A shares held by nonaffiliates was approximately $99 million.

           DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

1. Annual Report to Shareholders for the year ended April 30, 1995 into Parts I and II of this Form 10-K.
2. 1995 Proxy Statement into Part III.
3. Form S-1 Registration Statement No. 2-81444 into Part IV.
4. Form S-8 Registration Statement No. 33-55214 into Part IV.
5. Form 10-K's for fiscal years ended April 30, 1984, 1985, and 1990 into Part
IV.
6. Form 10-Q's for the quarters ended January 31, 1990 and October 31, 1990 into Part IV.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

A. GENERAL

  American Software, through its subsidiaries, develops, markets and supports enterprise wide Supply Chain Management (TM) application software systems to be used in a variety of IBM and IBM plug-compatible mainframe, IBM midframe and Unix open client/server computers. The Company's software enables the customer to perform various business tasks principally in the areas of: (i) Logistics Distribution, (ii) Manufacturing, (iii) Purchasing and Customer Order Processing, and (iv) Financial Control. The Company also provides support for its software products, such as software enhancements, documentation updates, customer education, consulting, systems integration services and maintenance.

  The Company markets and supports its Supply Chain Management application software products to a wide range of end users, including manufacturers of building materials, chemicals, consumer goods, electronics, food products, pharmaceuticals, pulp and paper, steel, and textiles, as well as retail, wholesale distributors and financial institutions, the health care industry, petroleum producers, public utilities and the transportation industry. The Company broadly classifies its products as addressing the supply chain management requirements of the world's enterprises.

  Computer software consists of coded instructions that control the computer's internal operations. There are two general classes of computer software: system software and application software. System software controls the basic hardware operations. Application software, which is the type developed and licensed by the Company, directs the computer to perform specific tasks or functions and produces reports for use in many diverse applications.

  Application software for mainframe, midframe and open systems client server computers is generally available in forms ranging from standard packages to custom-designed programs. The Company primarily offers standard software packages. The Company's management believes there is a significant long-term trend toward the purchase of systems integration services by customers who have acquired the Company's application products.

B. PRODUCTS

  The Company's strategy has been to create an integrated line of standard application software operating on three strategic computer platforms: (1) IBM Mainframe or compatible, (2) IBM Midrange--AS/400, and (3) UNIX--IBM RS/6000-- HP-9000--Sequent and other unix platforms. These products are designed to be used either singly or in combination to assist customers in forecasting and inventory management, in purchasing and materials control and in order processing and receivables control. The products are written in various standard programming languages utilized for business application software, including ANS COBOL, COBOL II, Micro Focus COBOL, UNIX, AIX and other programming languages, and many have both on-line and batch capabilities. An integral part of this strategy has been to integrate unique characteristics of personal computers as workstations or clients in the products provided by the Company. ES/9000, RS/6000 and AS/400 are registered trademarks of the International Business Machine Corporation. HP-9000 is a registered trademark of Hewlett Packard Corporation. The following is a summary of the Company's main software product groups.

LOGISTICS DISTRIBUTION SOFTWARE

  The Company's logistics distribution software consists of an integrated system of five software modules designed to provide the user with accurate sales forecasts in order to minimize investment in inventory and to distribute inventory more effectively. These modules perform primarily the following functions:

  1. Demand Forecasting--Analyzes historical demand for products sold or goods and materials used, and projects future demand.

  2. Distribution Requirements Planning--Recommends a time-phased replenishment plan for all levels in a distribution network, utilizing sales forecasts, existing inventory information, and inventory control parameters.

  3. Inventory Planning--Computes inventory safety stock and ordering quantities on the basis of management-specified customer service levels and inventory turnover objectives.

  4. Inventory Deployment--Determines most effective use of available inventory if adequate inventory is not available, and allocates the available quantity such that each warehouse receives an equitable portion.

  5. Vehicle Scheduling and Loading--Specifies the actual replenishment quantities that should be shipped from a source location to a receiving location, taking into consideration the capacity and number of available vehicles.

MANUFACTURING SOFTWARE

  The Company's manufacturing software is a comprehensive state-of-the-art business application for planning, controlling and executing manufacturing activities. The Company's multi-plant design ensures enterprisewide visibility and consistency. It also accomodates inter-plant dependencies while providing plant by plant flexibility in operations. The modules that make up this application set are:

  1. Master Scheduling--Prepares a production plan consistent with existing and anticipated customer orders, available inventory, production capacity, and available resources.

  2. Material Requirements Planning--Calculates manufacturing and purchasing requirements at appropriate manufacturing stages.

  3. Bill of Material--Maintains information on all component parts for each product.

  4. Capacity Planning--Projects work loads at various work centers based upon the master schedule and/or material requirements plan.

  5. Production Order Status--Provides inventory quantities and current manufacturing order status and inventory information.

  6. Route and Work Center Maintenance--Acts as a storehouse of information that is accessed by other manufacturing systems and establishes production work center routings.

  7. Shop Floor Control--Provides current order status for each individual shop operation.

  8. CMAT--Provides for standard cost development and comparison of standard versus actual costs.

  9. Flow Manufacturing--also most commonly referred to as just-in-time, represents a revolutionary approach to the design, manufacture, and delivery of products by businesses to their markets.

PURCHASING & CUSTOMER ORDER PROCESSING SOFTWARE

  The Company's purchasing and customer order processing software consists of an integrated system of six modules which provides information concerning the status of purchasing activities, customer orders, inventory position and internal inventory requisition requirements. Several modules support the general operational functions of most types of businesses and are frequently referred to as cross-industry modules. These modules perform primarily the following functions:

  1. Inventory Control and Accounting--Processes inventory activities, provides accurate status updates, and maintains price and cost details.

  2. Purchasing--Produces updates, and continuously monitors the status of requisitions and purchase orders for goods and services.

  3. Material Request--Communicates material requirements to purchasing functions, resulting in cohesive, centralized procurement activities.

  4. Item Information Management System--Converts manufacturer's part numbers into the user's inventory item identification system and provides real time inquiry and reports on the status of user's inventory.

  5. Bid (Request for Quotation)--Produces bids from existing data, updates bids with vendors' responses, selects the desired bid and produces the resulting purchase order in an on-line real-time environment.

  6. Customer Order Processing--Performs customer order entry, status inquiry, order processing, and shipping and invoicing functions.

FINANCIAL CONTROL SOFTWARE

  The Company's financial control software provides comprehensive financial solutions such as financial reporting, budgeting, asset management, cash management, credit management and receivables management. These systems assist in resolving customers' specific financial control issues faster and more effectively. The specific aplications available are:

  1. General Ledger and Budgeting--This system is comprised of five basic sub-systems which provide financial data base, general ledger, transaction processing, management reporting and budget planning functions.

  2. Accounts Receivable--Provides the functions and features needed to support cash application for trade receivables and maintains real-time customer account information.

  3. Accounts Payable--Processes invoices, creates separate accounts for multiple companies, maintains vendor history, activity and standard terms, prints checks and projects cash flow while processing all types of employee expenses such as travel, entertainment, relocation, tuition refund, etc.; identifies reimbursable and non-reimbursable expenses and processes central billing.

  4. Capital Project Accounting--Tracks and accumulates project commitments and expenditures and then compares to budgets.

  5. Fixed Asset Accounting--Maintains property and tax records, and prepares depreciation schedules for accounting and tax purposes.

  UTILITIES INDUSTRY MODULE

  6. Continuing Property Records--Accounts for public utilities property, including both specific and mass property, maintains property and tax records, and prepares depreciation schedules for accounting and tax purposes.

C. CLIENT/SERVER PRODUCTS

  The Company developed several products using client server technology as early as 1985. This development activity is expected to continue across the Company's existing portfolio of systems as well as any new systems development in the future. Current products using client server technology include ENSOFT LPW(TM)--a client server version integrating the Company's major Logistics Distribution systems and ENSOFT SCP(TM)--a client server version integrating the Company's major Manufacturing Planning systems with Logistics Distribution. In June of 1994, the Company announced its next generation of software products based on a CASE model driven development concept* The new product line is targeted to the AS/400 and UNIX Open Systems, client server architecture.

D. TRANSPORTATION SOFTWARE SUBSIDIARY

  In June 1992, the Company acquired Distribution Sciences, Inc. (DSI) based in Chicago, Illinois. DSI is a leading provider of software solutions addressing the transportation cost component of a customer's product acquisition and distribution costs.

  DSI is operated as a wholly-owned subsidiary with its own sales and support organization. DSI and the Company share leads and customer lists to achieve market synergies.

E. INTEGRATED SYSTEM DESIGN

  While the Company's software applications can be used individually, they are designed to be combined as integrated systems to meet unique customer requirements. The user may select virtually any combination of modules to form an integrated solution to a particular business problem. The license fee for such a solution could range from $7,000 for a single module to in excess of $4,000,000 for a multi-module, multiple-user solution incorporating the full range of Company products.

  The Company markets its products under the Supply Chain Management suite of applications. Supply Chain Management is a business concept which addresses new techniques and processes that are critical to reengineering today's businesses. Within this enterprise application suite several unique combinations of modules are marketed as industry-specific business solutions. Logistics Distribution is marketed to companies involved in product distribution while Manufacturing is targeted to the industrial and product manufacturing industry.

  The Company offers customer-unique solutions. In addition to combining modules to form a solution, the user may also include selected applied technology modules or templates to be included with each application. Through an internally-developed computer automated software factory approach, the Company automatically assembles and delivers the combination of modules and options for each user's specific requirements without the need for costly manual programming and customization.

  Customers frequently require services beyond those provided by the Company's standard arrangements. To meet those customers' needs, the Company established a separate professional services division which provides specialized business and software implementation consulting, custom programming, on-site installation, system-to-system interfacing and extensive training. These services, frequently referred to as systems integration services, are provided for an additional fee normally under a separate contract, based upon time and materials utilized.

F. MARKETING AND SALES

  Typically, the Company's customers are medium-sized companies or divisions of larger companies with substantial data processing budgets. The Company has licensed its application software to approximately 1,650 customers. No single customer accounted for more than ten percent of the Company's revenues in fiscal 1995.

  First-time customers may license a single module or a system composed of several modules. These customers often license other modules to expand the range of software available to them, and may also license additional modules or systems similar to those already licensed for use at additional locations.

  The Company sells its products directly to the end-user through its sales and presales staff of approximately 105 persons located in seven (7) areas worldwide: Mid America (23), Northeast (18), Southern (31), Western (10), European (10), Canada (4), and Asia Pacific (9). The presales staff provide consultation, advice and assistance to the sales executives and the customer in selecting an appropriate configuration of application software modules to address the user's needs. The Company obtains sales leads from its advertising in trade publications, its participation in computer industry trade shows and exhibitions, Company-conducted seminars and telemarketing activities, and referrals from existing customers.

  The Company also has joint marketing arrangements with a number of other software and hardware manufacturers under which each party seeks to market its own product or services in conjunction with products or services of the other party. Those software and hardware manufacturers include Applied Data Research Inc.; Computer Associates, Inc.; Information Builders Inc., now part of Sterling Software Inc.; Intermec Corporation; Interactive Images Inc.; Syntellect, Inc.; Deloitte & Touche LLP, Price Waterhouse LLP, Ernst & Young LLP, IBM International Business Machines Inc.; Electronic Data Systems Corp.
(EDS); Software AG of North America, Inc.; Hewlett Packard; Sequent Computer System Inc.; and Sybase, Inc.

  In 1995, the Company continued its program, begun in fiscal 1988, to develop a network of sales agents to support its sales internationally. These agents along with a designated American Software employed Country Manager are establishing a national presence for the Company in targeted countries throughout Asia-Pacific and Europe.

G. LICENSES

  American Software, like many business application software firms, typically enters into license agreements which grant non-exclusive rights to use its products. The Company's standard license agreements contain provisions designed to prevent disclosure and unauthorized use of the Company's software. These agreements warrant that the Company's products will function in accordance with the specifications set forth in its product documentation. These licenses are generally granted for a term of ninety-nine years and provide that, for a one-time fee, the customer may use the software to process its data at a single facility for a specified division or divisions. A significant portion of the license fee is generally payable upon the delivery of product documentation, with the balance due upon installation.

H. INSTALLATION, MAINTENANCE AND SUPPORT

  As additional cost options, the Company provides Implementation Services and customized support. Implementation services and customized support include installation of the Company's software, project planning and management, and training of the customer's user and systems personnel on the use of the software system. The customer receives documentation manuals which describe the system's features and its method of operation. The user is normally entitled to software product enhancements and maintenance for a period of six months at no additional charge. The Company's software products are continually enhanced and improved to accommodate technological changes and other factors which may affect the customer's information requirements. To receive maintenance, which includes enhancements, from the Company after the initial period, customers pay fees which are based on the then-current price of the product.

  As a part of its support service, the Company provides experienced application and data processing personnel to answer telephone inquiries on a 24-hours-a-day, seven days-a-week basis, and furnishes consulting support in implementing and maintaining the systems. In addition, training courses and documentation materials are available to train customers' personnel and to update them on new system features.

  In fiscal 1992, the Company began to market its professional and data processing resources on an outsourcing basis. Outsourcing is the provision of data processing services, normally under long-term contract, by outside providers. The Company has entered into 25 outsourcing contracts as of July 14, 1995 to provide data processing and support services on terms of up to five years. The Company believes outsourcing represents a significant growth opportunity by providing a basis for predictable long-term recurring revenues.

  To complement customer support, the Company and its product users actively participate in its User Group Association. Established in 1980, the User Group exchanges ideas and techniques for use of the Company's products and provides a forum for customers' suggestions for product development and enhancement. User Group meetings include guest speakers who are recognized authorities in their areas of expertise. During fiscal 1995, approximately 1,200 customer representatives representing approximately 500 companies attended these User Group meetings.

I. RESEARCH AND DEVELOPMENT

  American Software is committed to the development and acquisition of new products and to the continued enhancement of its existing products. During fiscal 1995, 1994, and 1993, the Company expensed approximately $5,200,000, $4,350,000 and $5,078,000, respectively, for research and development. In addition, the Company capitalized $7,352,301, $7,315,470, and $8,610,918 in software development costs during fiscal years 1995, 1994, and 1993, respectively, in accordance with the Statement of Financial Accounting Standards No. 86. The Company's new internal product development and enhancements of existing products include two categories: research and development expenditures and additions to capitalized computer software development costs. These combined categories totaled $12,552,000, $11,665,000, and $13,689,000 in fiscal years 1995, 1994 and 1993, respectively, and represented 60%, 38%, and 35%, respectively, of total license fee revenues in those years.

  The Company believes that a CASE (Model Driven Development) Architecture will be important for its long-term growth and that this will be a multi-year development effort. The Company employs approximately 200 persons in research, development and enhancement activities. A significant portion of these resources will be transitioned to the CASE project as other R&D development obligations and initiatives are completed over the next several years.

J. COMPETITION

  The computer application software industry is highly competitive. In the application software market, the Company competes directly with a number of firms, including computer manufacturers, large diversified computer service companies and independent suppliers of software products. Approximately six firms that market mainframe application software products and ten firms that market midrange and client/server application software products are significant competitors for one or more of the Company's products. A number of these competitors have financial, marketing, management and technical resources substantially greater than those of the Company.

  The Company's primary market for its software is finished goods distributors and manufacturers, industrial manufacturers, utilities, public transportation and health care providers on IBM mainframe, AS/400, RS/6000, HP-9000, Sequent and other UNIX platforms. The company is transitioning from a primarily IBM mainframe and AS/400 product set to include a more diversified offering of UNIX Open Systems Client/Server applications to its product portfolio. As it makes this transition plans are being put in place to help the current client base transition to this new environment while still supporting their current platforms.

  The Company believes that purchasers of software products are principally concerned with the range of product modules available, ease of integration, variety of features, performance, simplicity of use, documentation, technical support and training. The Company further believes that its software products and services are competitive in these areas. Price considerations are a key factor and the Company believes its pricing is competitive in its market. The Company believes the market trend to open systems, allowing software to operate across hardware platforms, will increase the number of competitors and intensity of competition. Management believes that it is necessary for the Company to expend significant development funds annually to maintain its position in the marketplace.

K. TRADEMARKS AND COPYRIGHTS

  The Company seeks to protect its proprietary interest in software products and trade secrets. It maintains non-disclosure and confidentiality agreements and other contractual arrangements with customers, consultants, employees, and others. While the strict enforceability of such agreements cannot be assured, the Company believes that they provide a deterrent to the use of information which may be proprietary to the Company, and in the event of any breach of such agreements, the Company intends to take appropriate legal action. It also copyrights its programs and software documentation related to these programs. In addition, certain trademarks of the Company have been registered, and others have registration applications pending. Management believes that the competitive position of the Company depends primarily on the technical competence and creative ability of its personnel and that its business is not materially dependent on copyright protection or trademarks.

L. EMPLOYEES

  At April 30, 1995, the Company had 606 full-time employees, including 45 persons in accounting and administration, 253 in product development and technical support, 188 in customer support and professional services, and 120 in marketing, sales and sales support. The Company believes that its continued success will depend in part on its ability to continue to attract and retain highly skilled technical, marketing and management personnel, who are in great demand.

  The Company has never had a work stoppage and no employees are represented under collective bargaining arrangements. The Company considers its employee relations to be excellent.

M. INTERNATIONAL SALES

  See note 6 of Notes to Consolidated Financial Statements included in the Company's Annual Report for the fiscal year ended April 30, 1995 ("Annual Report") for a discussion of international sales. Such information is incorporated herein by reference.

ITEM 2. PROPERTIES

  The Company's corporate headquarters are located in an approximately 100,000 square foot office building owned by the Company at 470 East Paces Ferry Road, N.E., Atlanta, Georgia.

  The Company also leases a two-story 17,500 square foot building at 443 East Paces Ferry Road, N.E. Atlanta, Georgia, which is used primarily for financial administration. This building is owned by a limited partnership of which Thomas
L. Newberry and James C. Edenfield, the principal shareholders, are the sole partners. The lease is for a term of fifteen (15) years, expiring December 31, 1996, at a current base rental of approximately $16.17 per square foot, subject to increases based upon changes in the Consumer Price Index and periodic adjustments based upon appraised market rates.

  In January, 1989, the Company acquired a four-story 42,000 square foot building used for additional office space at 3110 Maple Drive, N.E., Atlanta, Georgia, along with a one-story 1,400 square foot building at 3116 Maple Drive used for recruiting, and a one-story 13,000 square foot building at 3120 Maple Drive which is used for office space.

  In January, 1990, the Company entered into a seven-year operating lease for 26,000 square feet of space at 3423 Piedmont Road, Atlanta, Georgia, with the option to obtain additional space in the building as it becomes available. This is currently being used for client education and additional office space.

  In May, 1990, the Company acquired a two-story 10,000 square foot building used for additional office space at 480 East Paces Ferry Road, N.E. Atlanta, Georgia, along with a one-story 4,000 square foot building at 490 East Paces Ferry Road which is under lease to a restaurant.

  The Company has entered into leases for sales offices located in various cities in the U. S. and overseas. Normally, these leases are for terms of less than five years and average 4,700 square feet of leasable space.

  The Company owns a variety of electronic and computer equipment, including seven mid-sized computers, consisting of one IBM 9370, five IBM AS/400s, and one IBM 4381 and leases two IBM AS/400s, two IBM 3090 600Es, one IBM 3090-400J and one IBM 9121 210, all of which are used for program development and testing, outsourcing and product demonstrations.

ITEM 3. LEGAL PROCEEDINGS

  On March 3, 1995, the Company and one of its subsidiaries filed an action against a firm which provides services to licensees of the Company's software products alleging copyright infringement, misappropriation of trade secrets, unfair competition and related claims stemming from the defendant's activities as they relate to some of the Company's intellectual property. American Software, Inc. and American Software USA, Inc. v. The McKinley Group, Inc., et al., United States District Court for the Northern District of Georgia, Atlanta Division. The complaint seeks injunctive relief as well as monetary damages. The defendant has filed an answer to the Company's complaint and asserted defenses to the Company's claims which among other things denies the validity of the copyrights and trade secrets which are the subject of the main action by the Company. The defendant also asserted counterclaims against the Company including antitrust, defamation and other violations on the part of the Company. The counterclaims do not contain a request for specific monetary damages. Management believes that the defendant's defenses and counterclaims are without merit and intends to vigorously pursue both the main action as well as the defense of these counterclaims.

  The Company is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, any liability likely to arise from such actions will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of shareholders during the fourth quarter of the Company's recently completed fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  This information is set forth under the caption "Shareholder Information" on page 35 of the Annual Report and such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  This information is set forth under the caption "Selected Consolidated Financial Data" on page 31 of the Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 15 of the Annual Report and such information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements of the Company and the independent auditors' report thereon appearing on pages 16 through 30 of the Annual Report are incorporated herein by reference.

   Consolidated Statements of Operations for each of the years in the three-year period ended April 30, 1995
   Consolidated Balance Sheets as of April 30, 1995 and 1994
   Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended April 30, 1995
   Consolidated Statements of Cash Flows for each of the years in the three-year period ended April 30, 1995
   Notes to Consolidated Financial Statements
   Independent Auditors' Report

  Also refer to the financial statement schedule on page 17 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are:

        NAME          AGE POSITION
        ----          --- --------
James C. Edenfield     60 President, Chief Executive Officer, Treasurer and Director
Thomas L. Newberry     62 Chairman of the Board of Directors
David H. Gambrell      65 Director
Thomas R. Williams     66 Director
James L. Altman        61 Vice President-Facilities
Paul Di Bono, Jr.      56 Senior Vice President, General Manager-Midrange Division
J. Michael Edenfield   37 Executive Vice President, Chief Operating Officer
Peter W. Pamplin       40 Controller, Acting Chief Financial Officer
James R. McGuone       47 Secretary

  All directors hold office until the next annual meeting of the shareholders of the Company. Executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

  Mr. Edenfield is a co-founder of the Company and has served as Chief Executive Officer since November, 1989, and as Co-Chief Executive Officer for more than five years prior to that time. He has been a Director since 1971. Prior to founding the Company, Mr. Edenfield held several executive positions and was a director of Management Science America, Inc., an applications software development and sales company. He holds a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology.

  Dr. Newberry is a co-founder of the Company and has served as its Chairman of the Board since November, 1989, and was Co-Chief Executive Officer prior to that for more than five years. He has been a Director since 1971. Prior to founding the Company, he held executive positions with several companies engaged in computer systems analysis and software development and sales including Management Science America, Inc., where he was also a director. Dr. Newberry holds Bachelor, Master of Science, and Ph.D. degrees in Industrial Engineering from the Georgia Institute of Technology.

  Mr. Gambrell has served as a Director of the Company since January 20, 1983. He has been a practicing attorney since 1952, and is a partner of the law firm of Gambrell & Stolz, counsel to the Company. He served as a member of the United States Senate from the State of Georgia in 1971 and 1972. Mr. Gambrell holds a Bachelor of Science degree from Davidson University and a J.D. degree from the Harvard Law School.

  Mr. Williams has served as a Director of the Company since April 27, 1989. He is currently the President of the Wales Group, Inc., a closely-held corporation engaged in investments and venture capital, and has held such position since 1987. He is a Former Chairman of the Board of First Wachovia Corporation, First National Bank of Atlanta and First Atlanta Corporation. He holds a Bachelor of Science degree in Industrial Engineering from the Georgia Institute of Technology and a Master of Science degree in Industrial Management from the Massachusetts Institute of Technology. Mr. Williams is a director of BellSouth Corporation; Georgia Power Company; National Life Insurance Company of Vermont; ConAgra, Inc.; and AppleSouth, Inc. He is also a trustee of The Fidelity Group of Mutual Funds.

  Mr. Altman joined the Company in June 1972. In December 1977, he became a Vice President responsible for systems development and project management. Mr. Altman holds a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology and is a registered professional engineer with the State of Georgia.

  Mr. Di Bono joined the Company in January 1982 and in July 1993 was elected Senior Vice President and General Manager for Midrange Division. Prior to that time, he served as Vice President for Marketing since December 1985. Mr. Di Bono holds a B.S. degree in industrial psychology/business administration from Iowa State University.

  Mr. Edenfield joined the Company in September 1981 and has served as Senior Vice President of North American Sales and Marketing of American Software USA, Inc. since July 1993. Prior to holding that position, he served as Senior Vice President of North American Sales from August 1992 to July 1993, as Group Vice President from May 1991 to August 1992 and as Regional Vice President from May 1987 to May 1991. Mr. Edenfield holds a Bachelor of Industrial Management degree from the Georgia Institute of Technology. Mr. Edenfield is the son of James C. Edenfield, Chief Executive Officer of the Company.

  Mr. Pamplin joined the Company in February 1985 and became Controller in August 1987. Mr. Pamplin holds a B. S. in Biochemistry and an M. B. A. from Virginia Polytechnic Institute and State University. Mr. Pamplin assumed the responsibilities of Acting Chief Financial Officer in April 1995.

  Mr. McGuone was elected the Secretary of the Company in May 1988. He has been a practicing attorney since 1972, and is a partner of the law firm of Gambrell & Stolz, counsel to the Company. Mr. McGuone holds a B. A. degree from Pennsylvania State University and a J. D. degree from Fordham University School of Law.

  Compliance with Section 16 of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and holders of more than 10% of the Common Stock are required by regulations promulgated by the Commission pursuant to the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file. The Company assists officers and directors in complying with the reporting requirements of Section 16(a) of the Exchange Act.

  Based upon its review of the copies of such forms received by it, the Company believes that since May 1, 1994 all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

  This information is set forth under the caption "Certain Information Regarding Executive Officers and Directors" in the Company's 1995 Proxy Statement (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is set forth under the caption "Voting Securities--Security Ownership" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is set forth under the caption "Certain Information Regarding Executive Officers and Directors--Certain Transactions; Compensation Committee and Relationship to Company" in the Proxy Statement, which information is incorporated herein by reference. Refer also to the Properties Section (Part I, Item 2) of this report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report.

    1. Financial statements

       All financial statements of the Company as described in Item 8 of this report on Form 10-K.

    2. Financial statement schedules included in Part IV of this Form:

                                                                            PAGE
                                                                            ----
      Independent Auditors' Report........................................   16
      Schedule II--Consolidated Valuation Accounts--Allowance for Doubtful
       Accounts for the three years ended April 30, 1995..................   17

     All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

    3. Exhibits

      The following exhibits are filed herewith or incorporated herein by reference:

       3.1 The Company's Amended and Restated Articles of Incorporation, and amendments thereto, included as Exhibit 3.1 to the Company's Form
           10-Q for the quarter ended October 31, 1990, and incorporated herein by this reference.
       3.2 The Company's Amended and Restated By-Laws dated November 13, 1989, included as Exhibit 3.1 to the Form 10-Q for the quarter ended
           January 31, 1990, and incorporated herein by this reference.
      10.1 Amended and Restated 1991 Employee Stock Option Plan effective
           August 23, 1994.
      10.2 Amended and Restated Directors and Officers Stock Option Plan effective August 23, 1994.
      10.3 Stock Option Agreement between the Company and James C. Edenfield dated May 15, 1990, included as Exhibit 10.5 to the Company's Form
           10-K for the fiscal year ended April 30, 1990 and incorporated herein by this reference.
      10.4 Stock Option Agreement between the Company and James C. Edenfield dated January 30, 1995.
      10.5 American Software, Inc. 401(K)/Profit Sharing Plan and Trust
           Agreement included as Exhibits 4.1 and 4.2, respectively, to the Registrant's Registration Statement No. 33-55214 on Form S-8 and incorporated herein by this reference.
      10.6 Lease Agreement dated December 15, 1981, between Company and
           Newfield Associates, included as Exhibit 10.6 to the Company's
           Registration Statement Number 2-81444 on Form S-1 (the "1983
           Registration Statement") and incorporated herein by this reference.
      10.7 Amendment dated January 14, 1983, to Lease Agreement between the
           Company and Newfield Associates, included as Exhibit 10.7 to the 1983 Registration Statement and incorporated herein by this reference.
      10.8 Joint Venture Agreement between PruTech Research and Development
           Partnership and American Software, Inc., dated December 29, 1983, included as Exhibit 10.15 to the Company's Form 10-K for the fiscal year 1984 ("1984 Form 10-K") and incorporated herein by this reference.
      10.9 Base Technology License Agreement between PruTech Research and
           Development Partnership and American Software, Inc. dated December
           29, 1983, included as Exhibit 10.16 to the 1984 Form 10-K and incorporated herein by this reference.

      10.10 First Amendment to Joint Venture between PruTech Research and
            Development Partnership and American Software, Inc. dated December
            29, 1984, included as Exhibit 10.14 to the Company's Form 10-K for the fiscal year 1985 ("1985 Form 10-K") and incorporated herein by this reference.
      10.11 First Amendment to Base Technology License Agreement between
            PruTech Research and Development Partnership and American Software,
            Inc., dated December 29, 1984, included as Exhibit 10.15 to the
            1985 Form 10-K and incorporated herein by this reference.
      10.12 First Amendment to Agreement for License or Sale of Technology
            between PruTech Research and Development Partnership and American
            Software, Inc., dated December 29, 1984, included as Exhibit 10.18 to the 1985 Form 10-K and incorporated herein by this reference.
      11.1  Statements re: Computation of Per Share Earnings (Loss).
      13.1  American Software, Inc.'s 1995 Annual Report to Shareholders,
            excluding the portions thereof not incorporated by reference in this Form 10-K.
      21.1  Subsidiaries.
      23.1  Independent Auditors' Consent.
      27    Financial Data Schedule.

  (b) Reports on Form 8-K

  The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AMERICAN SOFTWARE, INC.

                                                  /s/ James C. Edenfield
                                          By __________________________________
                                              JAMES C. EDENFIELD, PRESIDENT,
                                            CHIEF EXECUTIVE OFFICER, TREASURER
                                                       AND DIRECTOR

Date: July 28, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE

       /s/ James C. Edenfield           President, Chief        July 28, 1995
- -------------------------------------    Executive Officer,
         JAMES C. EDENFIELD              Treasurer and
                                         Director

       /s/ Thomas L. Newberry           Chairman of the         July 28, 1995
- -------------------------------------    Board of Directors
         THOMAS L. NEWBERRY

        /s/ David H. Gambrell           Director                July 28, 1995
- -------------------------------------
          DAVID H. GAMBRELL

       /s/ Thomas R. Williams           Director                July 28, 1995
- -------------------------------------
         THOMAS R. WILLIAMS

        /s/ Peter W. Pamplin            Chief Accounting        July 28, 1995
- -------------------------------------    Officer, Acting
          PETER W. PAMPLIN               Chief Financial
                                         Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
American Software, Inc.:

  Under date of June 9, 1995, we reported on the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Atlanta, Georgia
June 9, 1995

                                                                     SCHEDULE II

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

        CONSOLIDATED VALUATION ACCOUNTS--ALLOWANCE FOR DOUBTFUL ACCOUNTS

                   YEARS ENDED APRIL 30, 1995, 1994, AND 1993

                                             ADDITIONS
                                 BALANCE AT   CHARGED                   BALANCE
                                 BEGINNING    TO COSTS                  AT END
YEAR ENDED                        OF YEAR   AND EXPENSES DEDUCTIONS(1)  OF YEAR
- ----------                       ---------- ------------ ------------- ---------
April 30, 1993.................. $1,300,000  1,254,759     1,154,759   1,400,000
April 30, 1994..................  1,400,000  6,626,099     4,226,099   3,800,000
April 30, 1995..................  3,800,000   (158,944)    1,734,772   1,906,284

- --------
(1) Write-offs of accounts receivable.

                                 EXHIBIT INDEX


Exhibit                                                                            Page
Number    Description of Exhibits                                                 Number
- ------    -----------------------                                               ----------

10.1      Amended and Restated 1991 Employee Stock Option Plan.

10.2      Amended and Restated Directors and Officers Stock Option Plan.

10.4 Stock Option Agreement between the Company and James C. Edenfield dated January 30, 1995.

11.1      Statements re: Computation of Per Share Earnings (Loss).

13.1      1995 Annual Report to Shareholders.

21.1      Subsidiaries.

23.1      Independent Auditors' Consent.

27        Financial Data Schedule
