Form 10-Q
period 1995-07-31
AMERICAN SOFTWARE INC
filed 1995-09-14
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           July 31, 1995
                               ------------------------------------------

                                   OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------    -------------------

Commission File Number  0-12456
                       -----------------------------------------------------

                            AMERICAN SOFTWARE, INC.
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Georgia                                      58-1098795
------------------------------            -----------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia            30305
-------------------------------------------------          ----------
(Address of principal executive offices)                   (Zip Code)

                                (404) 261-4381
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                     None
-----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
   -------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Classes                   Outstanding at September 11, 1995
------------------------------------   ---------------------------------
Class A Common Stock, $.10 par value            17,426,490  Shares

Class B Common Stock, $.10 par value             4,836,889  Shares

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                   Form 10-Q

                          Quarter ended July 31, 1995

                                     Index
                                     -----



                                                                        Page
                                                                         No.
                                                                        ----

Part I - Financial Information

   Condensed Consolidated Balance Sheets - Unaudited -
     July 31, 1995 and April 30, 1995                                    3-4

   Condensed Consolidated Statements of Operations
     - Unaudited - Three Months ended July 31, 1995 and 1994               5

   Condensed Consolidated Statement of Shareholders' Equity
     - Unaudited - Three Months ended July 31, 1995                        6

   Condensed Consolidated Statements of Cash Flows
     - Unaudited - Three Months ended July 31, 1995 and July 31, 1994      7

   Notes to Condensed Consolidated Financial Statements                    8

   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                 9

Part II - Other Information                                               10

PART I  FINANCIAL INFORMATION
------
Item 1.  Financial Statements



                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (Unaudited)



                                                          July 31, 1995   April 30, 1995
                                                          -------------   --------------

ASSETS
Current assets:
  Cash                                                      $  2,944,935  $  1,228,461
  Investments                                                 33,763,262    31,276,773
  Trade accounts receivable, less allowance for
     doubtful accounts of $1,844,845 at July 31, 1995
     and $1,906,284 at April  30, 1995                        12,790,145    11,008,273
  Unbilled accounts receivable                                 3,521,077     5,409,390
  Current deferred income taxes                                4,038,892     2,269,548
  Refundable income taxes                                      1,226,880     8,304,601
  Prepaid expenses and other current assets                    2,145,736     2,474,950
                                                            ------------  ------------
       Total current assets                                   60,430,927    61,971,996
                                                            ------------  ------------

Property and equipment, at cost                               37,929,243    37,375,541
  Less accumulated depreciation and amortization              19,899,825    19,283,211
                                                            ------------  ------------
       Net property and equipment                             18,029,418    18,092,330
                                                            ------------  ------------

Capitalized computer software development costs, net          21,328,392    20,372,465
Purchased computer software costs, net                         4,859,192     5,414,553
                                                            ------------  ------------
       Total computer software costs                          26,187,584    25,787,018
                                                            ------------  ------------

Other assets, net                                              2,937,571     1,940,209
                                                            ------------  ------------

                                                            $107,585,500  $107,791,553
                                                            ============  ============



See accompanying notes to condensed consolidated financial statements.
                                                                     (continued)

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
         Condensed Consolidated Balance Sheets (Unaudited), Continued



                                                        July 31, 1995   April 30, 1995
                                                        -------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  5,000,944    $  5,132,774
  Accrued compensation and related costs                   3,180,556       2,797,422
  Accrued royalties                                        1,106,675       1,161,836
  Other current liabilities                                3,230,999       3,722,891
  Deferred revenue                                        12,342,448      12,750,156
                                                        ------------    ------------
          Total current liabilities                       24,861,622      25,565,079

Deferred income taxes                                      8,312,337       8,189,662
                                                        ------------    ------------
          Total liabilities                               33,173,959      33,754,741
                                                        ------------    ------------

Shareholders' equity:
  Common stock:
     Class A, $.10 par value.  Authorized 50,000,000
       shares; issued 18,729,871 shares at
       July 31, 1995 and April 30, 1995                    1,872,988       1,872,988
     Class B, $.10 par value.  Authorized 10,000,000
       shares; issued and outstanding 4,840,489
       shares at July 31, 1995 and  April 30, 1995;
       convertible into Class A shares on a one-for-
       one basis                                             484,049         484,049
  Additional paid-in capital                              30,661,545      30,656,333
  Retained earnings                                       53,214,948      52,846,986
                                                        ------------    ------------
                                                          86,233,530      85,860,356
  Less Class A treasury stock, 1,306,650 shares at
     July 31, 1995 and 1,306,943 shares at
     April 30, 1995, at cost                              11,821,989      11,823,544
                                                        ------------    ------------
          Total shareholders' equity                      74,411,541      74,036,812
                                                        ------------    ------------

                                                        $107,585,500    $107,791,553
                                                        ============    ============

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                        For the
                                                                  Three Months Ended
                                                              --------------------------
                                                                       July 31,
                                                              --------------------------
                                                                  1995          1994
                                                              -----------   -------------

Revenues:
  License fees                                                $ 7,449,508   $ 2,656,324
  Services                                                      7,608,850    10,076,374
  Maintenance                                                   5,899,312     5,524,327
                                                              -----------   -----------
       Total revenues                                          20,957,670    18,257,025
                                                              -----------   -----------

Cost of revenues:
  License fees                                                  5,969,770     6,315,618
  Services                                                      4,846,003     5,492,760
  Maintenance                                                   1,015,291     1,152,286
                                                              -----------   -----------
       Total cost of revenues                                  11,831,064    12,960,664
                                                              -----------   -----------

Selling, general, and administrative expenses                   9,101,485    11,105,742
                                                              -----------   -----------

       Operating earnings (loss)                                   25,121    (5,809,381)

Other income, net                                                 588,876       818,384
                                                              -----------   -----------

       Earnings (loss) before income taxes                        613,997    (4,990,997)

Income tax expense (benefit)                                      246,035    (2,023,990)
                                                              -----------   -----------

       Net earnings (loss)                                    $   367,962   $(2,967,007)
                                                              ===========   ===========

Net earnings (loss) per common and common equivalent share           $.02         $(.13)
                                                              ===========   ===========

Weighted average number of common and common
  equivalent shares outstanding                                23,391,219    22,298,934
                                                              ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Shareholders' Equity
                                  (Unaudited)


                                                           Three months ended July 31, 1995
                          --------------------------------------------------------------------------------------------------
                                         Common stock
                          ------------------------------------------
                                 Class A                Class B       Additional                                  Total
                          ----------------------  ------------------    paid-in      Retained     Treasury    shareholders'
                            Shares      Amount      Shares    Amount    capital      earnings       stock         equity
                          ----------  ----------  ---------  -------  -----------  -----------  -------------  -------------
Balance at
    April 30, 1995        18,729,871  $1,872,988  4,840,489  $484,049  $30,656,333  $52,846,986  $(11,823,544)  $74,036,812

Net earnings                     --          --         --        --           --       367,962           --        367,962

Proceeds from dividend
    reinvestment and stock
    purchase plan                --          --         --        --           --           --          1,555         1,555

Grants of compensatory
    stock options                --          --         --        --         5,212          --            --          5,212
                          ----------  ----------  ---------  --------  -----------  -----------  ------------   -----------
Balance at
    July 31, 1995         18,729,871  $1,872,988  4,840,489  $484,049  $30,661,545  $53,214,948  $(11,821,989)  $74,411,541
                          ==========  ==========  =========  ========  ===========  ===========  ============   ===========

    See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                    For the
                                                              Three Months Ended
                                                         ---------------------------
                                                                   July 31,
                                                         ---------------------------
                                                             1995          1994
                                                         -----------    ------------

Cash flows from operating activities:
 Net earnings (loss)                                     $   367,962    $(2,967,007)
 Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                           2,910,124      2,945,327
   Net gain on investments                                  (303,846)      (324,308)
   Grants of compensatory stock options                        5,212         64,808
   Equity in loss of investee                                100,345              -
   Deferred income taxes                                  (1,646,669)      (448,752)
   Change in operating assets and liabilities:
    Net (increase) decrease in money market funds         (3,154,712)     1,235,611
    Purchases of investments                              (1,282,964)    (2,403,500)
    Proceeds from sales and maturities of investments      2,255,033      3,808,872
    Accounts receivable                                      106,441      2,797,187
    Prepaids and other assets                                292,765        570,812
    Accounts payable and other accrued liabilities          (295,749)       281,464
    Income taxes                                           5,977,721     (1,651,185)
    Deferred revenue                                        (407,708)      (845,583)
                                                         -----------    -----------

  Net cash provided by operating activities                4,923,955      3,063,746
                                                         -----------    -----------

Cash flows from investing activities:
 Capitalized software development costs                   (2,655,334)    (1,310,900)
 Purchases of property and equipment                        (553,702)    (1,188,235)
                                                         -----------    -----------

  Net cash used in investing activities                   (3,209,036)    (2,499,135)
                                                         -----------    -----------

Cash flows from financing activities:
 Proceeds from exercise of stock options                           -         67,803
 Proceeds from dividend reinvestment
 and stock purchase plan                                       1,555              -
 Dividends paid                                                    -     (1,783,518)
                                                         -----------    -----------

  Net cash provided by (used in) financing activities          1,555     (1,715,715)
                                                         -----------    -----------

    Net increase (decrease) in cash                        1,716,474     (1,151,104)

Cash at beginning of period                                1,228,461      2,172,745
                                                         -----------    -----------

Cash at end of period                                    $ 2,944,935    $ 1,021,641
                                                         ===========    ===========

Supplemental disclosure of cash received during the
 period for income taxes                                 $(4,085,017)   $(3,541,352)
                                                         ===========    ===========

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 July 31, 1995

A.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in the 1995 Annual Report on Form 10-K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated.

B.   Earnings (Loss) Per Common and Common Equivalent Share
     ------------------------------------------------------

     Earnings (loss) per common and common equivalent share are based on the weighted average number of Class A and B shares outstanding, since the Company considers the two classes of common stock as one class for the purposes of the earnings (loss) per share computation, and share equivalents from dilutive stock options outstanding during each period. Share equivalents are excluded from the aforementioned computation during loss periods.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



RESULTS OF OPERATIONS
---------------------

For the quarter ended July 31, 1995, revenues totaled $20,957,670, up 15% from $18,257,025 in the corresponding quarter of fiscal 1995. Software license fees were 180% higher than the first quarter of 1995 due to an increase in the number of contracts and an increase in their average value. Management believes that a significant factor contributing to the increase in software license fees was the number and experience of the sales force that was put in place during fiscal 1995. Services revenues were 24% lower than the corresponding quarter a year ago. This decrease is due to lower license fee revenues in fiscal 1995. Generally, the consulting and custom programming components of services revenues tend to increase or decrease with software license fee revenue fluctuations, typically lagging six to nine months behind changes in the related license fee revenues. Maintenance revenues increased 7% from first quarter 1995, and represented 28% of total revenues for the quarter ended July 31, 1995 compared to 30% for the quarter ended July 31, 1994. This increase is due to the long-term growth in the installed base of the Company's software.

All components of cost of revenues decreased from first quarter of fiscal 1995 primarily due to costs related to reductions in the number of employees during fiscal 1995.

Selling, general and administrative expenses decreased 18% over the same period
in fiscal 1995.   The decrease is primarily due to decreases in salaries and other costs associated with fewer employees.

The effective tax rate was an expense of 40% in first quarter of fiscal 1996 compared to a benefit of 41% in the same quarter a year ago. These fluctuations are due to the loss in the first quarter of fiscal 1995.

FINANCIAL CONDITION
-------------------

The Company's consolidated balance sheet remains very strong with a current ratio of 2.4 to 1. Liquidity also remains strong with cash and short-term investments totaling 34% of total assets. The Company believes that existing cash and short-term investments, as well as cash from operations, will be sufficient to meet its operational objectives for at least the next twelve month period.

PART II  OTHER INFORMATION
-------

Item 1.  Legal Proceedings
-------  -----------------

         Not applicable

Item 2.  Changes in Securities
-------  ---------------------

         Not applicable

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         Not applicable

Item 5.  Other Information
-------  -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a) Exhibit 10.1  Amended and restated 1991 Employee Stock Option Plan effective September 6, 1995.

             Exhibit 11  Statement re: computation of Per Share Earnings (Loss).

         (b) No reports on Form 8-K were filed during the quarter ended July 31, 1995.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN SOFTWARE, INC.


DATE  September 13, 1995            /s/ James C. Edenfield
      ------------------            -----------------------------------
                                    James C. Edenfield
                                    President,  Chief Executive Officer
                                    and Treasurer

DATE  September 13, 1995            /s/ Peter W. Pamplin
      ------------------            -----------------------------------
                                    Peter W. Pamplin
                                    Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------



       Exhibit                                                    Page
       -------                                                    ----

10.1   Amended and restated 1991 Employee Stock Option Plan
       effective September 6, 1995.                                13

11     Statement re: computation of Per Share Earnings (Loss)      18