Form 10-Q
period 1995-10-31
AMERICAN SOFTWARE INC
filed 1995-12-15
CIK 713425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  October 31, 1995
                               -----------------------------------------------

                            OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    --------------------
Commission File Number:  0-12456
                       ------------------------------------------------------


                            AMERICAN SOFTWARE, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Georgia                                    58-1098795
-----------------------------------       ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia               30305
-------------------------------------------------            ----------
(Address of principal executive offices)                     (Zip Code)

                               (404) 261-4381
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                  None
         -----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                         -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Classes                                 Outstanding at December 8, 1995
-----------------------                         -------------------------------
Class A Common Stock, $.10 par value                   17,427,640  Shares

Class B Common Stock, $.10 par value                    4,836,889  Shares


                       AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                     Form 10-Q

                           Quarter ended October 31, 1995

                                      Index
                                      -----



                                                              Page
                                                               No.
                                                              ----

Part I - Financial Information

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets - Unaudited
        - October 31, 1995 and April 30, 1995                 3-4

      Condensed Consolidated Statements of Operations
        - Unaudited - Three Months and Six Months ended
        October 31, 1995 and October 31, 1994                   5

      Condensed Consolidated Statement of Shareholders'
        Equity - Unaudited - Six Months ended
        October 31, 1995                                        6

      Condensed Consolidated Statements of Cash Flows
        - Unaudited - Six Months ended October 31, 1995
       and October 31, 1994                                     7

      Notes to Condensed Consolidated Financial Statements      8

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations    9-10

Part II - Other Information                                 11-12

PART I  FINANCIAL INFORMATION
------

Item 1.  Financial Statements



                       AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheets (Unaudited)



                                                     October 31, 1995   April 30, 1995
                                                     ----------------   --------------

ASSETS
Current assets:
 Cash                                                   $  2,264,552     $ 1,228,461
 Investments                                              32,970,741      31,276,773
 Trade accounts receivable, less allowance for
   doubtful accounts of $1,779,029 at October 31, 1995
   and $1,906,284 at April  30, 1995                      12,921,644      11,008,273
 Unbilled accounts receivable                              4,636,552       5,409,390
 Current deferred income taxes                             3,890,093       2,269,548
 Refundable income taxes                                   1,696,921       8,304,601
 Prepaid expenses and other current assets                 2,762,636       2,474,950
                                                        ------------     -----------
        Total current assets                              61,143,139      61,971,996
                                                        ------------     -----------

Property and equipment, at cost                           38,232,642      37,375,541
 Less accumulated depreciation and amortization           20,512,344      19,283,211
                                                        ------------     -----------
        Net property and equipment                        17,720,298      18,092,330
                                                        ------------     -----------

Capitalized computer software development costs, net      22,559,300      20,372,465
Purchased computer software costs, net                     4,314,654       5,414,553
                                                        ------------     -----------
        Total computer software costs                     26,873,954      25,787,018
                                                        ------------     -----------

Other assets, net                                          3,280,606       1,940,209
                                                        ------------     -----------

                                                        $109,017,997    $107,791,553
                                                        ============    ============

See accompanying notes to condensed consolidated financial statements.
                                                                    (continued)

                       AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
             Condensed Consolidated Balance Sheets (Unaudited), Continued





                                                   October 31, 1995  April 30, 1995
                                                   ----------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $  5,228,121     $ 5,132,774
 Accrued compensation and related costs                 3,207,441       2,797,422
 Accrued royalties                                        987,248       1,161,836
 Other current liabilities                              3,960,514       3,722,891
 Deferred revenue                                      11,864,859      12,750,156
                                                     ------------     -----------
        Total current liabilities                      25,248,183      25,565,079

Deferred income taxes                                   8,961,841       8,189,662
                                                     ------------     -----------
        Total liabilities                              34,210,024      33,754,741
                                                     ------------     -----------

Shareholders' equity:
 Common stock:
     Class A, $.10 par value.  Authorized 50,000,000
      shares; issued 18,738,933 shares at
      October 31, 1995 and 18,729,871 shares at
      April 30, 1995                                    1,873,895       1,872,988
     Class B, $.10 par value.  Authorized 10,000,000
      shares; issued and outstanding 4,840,489
      shares at October 31, 1995 and April 30,1995;
      convertible into Class A shares on a one-for-
      one basis                                           484,049         484,049

 Additional paid-in capital                            30,680,647      30,656,333
 Retained earnings                                     53,623,871      52,846,986
                                                     ------------     -----------
                                                       86,662,462      85,860,356
 Less Class A treasury stock, 1,311,650 shares at
     October 31, 1995 and 1,306,943 shares
     at April 30, 1995, at cost                        11,854,489      11,823,544
                                                     ------------     -----------
        Total shareholders' equity                     74,807,973      74,036,812
                                                     ------------     -----------

                                                     $109,017,997    $107,791,553
                                                     ============    ============


See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                    For the                       For the
                                             Three Months Ended              Six Months Ended
                                         --------------------------     --------------------------
                                                  October 31,                    October 31,
                                         --------------------------    ---------------------------
                                             1995          1994            1995           1994
                                         -----------    -----------    -----------    ------------
Revenues:
 License fees                            $ 7,334,989    $ 4,883,766    $14,784,497    $  7,540,090
 Services                                  8,209,769      9,644,064     15,818,619      19,720,438
 Maintenance                               5,863,484      5,729,417     11,762,796      11,253,744
                                         -----------    -----------    -----------    ------------
  Total revenues                          21,408,242     20,257,247     42,365,912      38,514,272
                                         -----------    -----------    -----------    ------------

Cost of revenues:
 License fees                              5,281,730      6,050,164     11,251,500      12,365,782
 Services                                  5,771,784      5,889,967     10,617,787      11,382,727
 Maintenance                               1,225,554      1,084,187      2,240,845       2,236,472
                                         -----------    -----------    -----------    ------------
  Total cost of revenues                  12,279,068     13,024,318     24,110,132      25,984,981
                                         -----------    -----------    -----------    ------------

Selling, general, and
 administrative expenses                   9,084,724     12,412,912     18,186,209      23,518,655
                                         -----------    -----------    -----------    ------------

  Operating earnings (loss)                   44,450     (5,179,983)        69,571     (10,989,364)

Other income, net                            616,699        220,651      1,205,575       1,039,035
                                         -----------    -----------    -----------    ------------

  Earnings (loss) before
   income taxes                              661,149     (4,959,332)     1,275,146      (9,950,329)

Income tax  expense (benefit)                252,226     (2,067,698)       498,261      (4,091,688)
                                         -----------    -----------    -----------    ------------

  Net earnings (loss)                    $   408,923    $(2,891,634)   $   776,885    $ (5,858,641)
                                         ===========    ===========    ===========    ============

Earnings (loss) per common and
 common equivalent share                 $       .02    $      (.13)   $       .03    $       (.26)
                                         ===========    ===========    ===========    ============

Weighted average number of
 common and common
 equivalent shares outstanding            23,725,016     22,326,994     23,744,367      22,312,964
                                         ===========    ===========    ===========    ============


    See accompanying notes to condensed consolidated financial statements.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                                  (Unaudited)

                                                    Six months ended October 31, 1995
                                            ------------------------------------------------------
                                                              Common stock
                                            ------------------------------------------------------
                                                   Class A                      Class B
                                            -------------------------     -------------------------
                                              Shares         Amount         Shares         Amount
                                            ----------     ----------     ---------       ---------
Balance at April 30, 1995                   18,729,871     $1,872,988     4,840,489       $484,049
Net earnings                                       --             --            --             --
Proceeds from stock options exercised            9,062            907           --             --
Proceeds from dividend reinvestment
  and stock purchase plan                          --             --            --             --
Repurchase of 5,000 Class A shares                 --             --            --             --
Grants of compensatory stock options               --             --            --             --
                                            ----------     ----------     ---------       ---------
Balance at October 31, 1995                 18,738,933     $1,873,895     4,840,489       $484,049
                                            ==========     ==========     =========       =========

                                                    Six months ended October 31, 1995
                                            ------------------------------------------------------
                                            Additional                                       Total
                                             paid-in        Retained       Treasury       shareholders'
                                             capital        earnings         stock           equity
                                            -----------    -----------    ------------    -----------
Balance at April 30, 1995                   $30,656,333    $52,846,986    $(11,823,544)   $74,036,812
Net earnings                                        --         776,885             --         776,885
Proceeds from stock options exercised            13,892            --              --          14,799
Proceeds from dividend reinvestment
  and stock purchase plan                           --             --            1,555          1,555
Repurchase of 5,000 Class A shares                  --             --          (32,500)       (32,500)
Grants of compensatory stock options             10,422            --              --          10,422
                                            -----------    -----------    ------------    -----------
Balance at October 31, 1995                 $30,680,647    $53,623,871    $(11,854,489)   $74,807,973
                                            ===========    ===========    ============    ===========

    See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                        For the
                                                                   Six Months Ended
                                                              --------------------------
                                                                       October 31,
                                                              --------------------------
                                                                 1995           1994
                                                              -----------    -----------
Cash flows from operating activities:
  Net earnings (loss)                                         $   776,885    $(5,858,641)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                             5,699,210      5,878,398
      Loss on disposal of fixed assets                             18,807              -
      Equity in loss of investee                                   54,794              -
      Net gain on investments                                    (310,742)       (83,425)
      Grants of compensatory stock options                         10,422        129,616
      Deferred income taxes                                      (848,366)       (25,196)
      Change in operating assets and liabilities:
        Net (increase) decrease in money market funds          (1,577,874)     2,261,306
        Purchases of investments                               (3,349,465)    (3,603,858)
        Proceeds from sales and maturities of investments       3,544,112      8,336,802
        Accounts receivable                                    (1,140,533)     4,532,039
        Prepaids and other assets                                (666,627)       325,551
        Accounts payable and other accrued liabilities            568,401       (221,803)
        Income taxes                                            5,507,681       (461,501)
        Deferred revenue                                         (885,297)    (2,400,799)
                                                               ----------    -----------

      Net cash provided by operating activities                 7,401,408      8,808,489
                                                              -----------    -----------

Cash flows from investing activities:
  Capitalized software development costs                       (5,461,655)    (2,948,790)
  Purchases of property and equipment                            (887,516)    (2,581,666)
                                                              -----------    -----------

    Net cash used in investing activities                      (6,349,171)    (5,530,456)
                                                              -----------    -----------

Cash flows from financing activities:
  Repurchases of common stock                                     (32,500)             -
  Proceeds from exercise of stock options                          14,799        305,041
  Proceeds from dividend reinvestment
    and stock purchase plan                                         1,555        (45,632)
  Dividends paid                                                        -     (3,542,074)
                                                              -----------    -----------

    Net cash used in financing activities                         (16,146)    (3,282,665)
                                                              -----------    -----------

    Net increase (decrease) in cash                             1,036,091         (4,632)

Cash at beginning of period                                     1,228,461      2,172,745
                                                              -----------    -----------

Cash at end of period                                         $ 2,264,552    $ 2,168,113
                                                              ===========    ===========

Supplemental disclosure of cash received during the
  period for income taxes                                     $(4,161,054)   $(3,689,697)
                                                              ===========    ===========


                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                               October 31, 1995

A.  Basis of Presentation
    ---------------------

    The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in the 1995 Annual Report on Form 10-
    K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated.

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

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

ITEM 2

RESULTS OF OPERATIONS
---------------------

For the quarter ended October 31, 1995 revenues totaled $21,408,242, up 6% from $20,257,247 in the corresponding quarter of fiscal 1995. Revenues for the six months ended October 31, 1995 totaled $42,365,912, up 10% from $38,514,272 in the prior year period. Software license fees were 50% higher than the second quarter of fiscal 1995 and 96% higher for the six month period ended October 31, 1995 compared to the prior year. License fee revenues continued to grow over the previous year due to a more experienced sales force and better conditions in the applications software market where American Software participates. Services revenues were 15% lower than the corresponding quarter a year ago. This decrease is due to lower license fees in fiscal 1995 than in fiscal 1994. Generally, the consulting and custom programming components of services revenues tend to increase or decrease with software license fee revenue fluctuations, often lagging six to nine months behind changes in license fee revenues. Maintenance revenues increased 2% from second quarter 1995 and are up 5% for the current six months compared to fiscal 1995. The rate of increase has slowed due to reduced license fees in fiscal 1995 compared to fiscal 1994 and 1993.

The cost of revenues for license fees decreased 13% compared to the second quarter of fiscal 1995 and decreased 9% for the six months ended October 31, 1995 due to attrition of personnel during the second half of fiscal 1995. Services costs decreased 2% for the quarter and decreased 7% for the six months compared to the prior year periods due to decreased headcount. In addition, maintenance costs increased 13% compared to the year ago second quarter, and were flat for the six months ended October 31, 1995 compared to the six months ended October 31,1994 due to headcount changes.

Selling, general and administrative expenses decreased 27% for the quarter and decreased 23% for the six months over the same periods in fiscal 1995. The decrease is primarily due to reductions in salaries and other costs associated with fewer employees.

The effective tax rate was 38% compared to a benefit of 42% in the second quarter of fiscal 1995 and increased to 39% compared to a benefit of 41% for the six months ended October 31, 1994. The Company's tax rate fluctuates due to the impact of its tax-free municipal bond interest.

FINANCIAL CONDITION
-------------------

The Company's operating activities provided cash of approximately $7.4 million for the six months ended October 31, 1995 and approximately $8.8 million in the prior year period. This decrease of approximately $1.4 million occurred while the Company had net earnings of approximately $777,000 for the six months ended October 31, 1995 and a net loss of approximately $5.9 million for the prior year period. The primary reasons for this decrease are: 1) Due to increased profitability during the six months ended October 31, 1995, the Company substantially reduced the creation of new refundable income taxes. This was partially offset by the fact that the Company received an income tax refund from the carryback of a net operating loss from the year ended April 30, 1995, of approximately $4.1 million and received approximately $3.7 million in the prior year period for carryback of a net operating loss from the year ended April 30, 1994, 2) The Company used less proceeds from the sale and maturity of investments in the six months ended October 31, 1995, and 3) Accounts receivable decreased at October 31, 1994 due to decreasing revenues, while accounts receivable increased at October 31, 1995 due to increasing revenues.

Cash used for investing activities was approximately $6.3 million for the six months ended October 31, 1995 and approximately $5.5 million in the prior year period. Comparing these two periods, one component of investing activities, capitalized software development costs, increased approximately $2.5 million as a result of increased product development efforts. Partially offsetting this increase, purchases of property and equipment decreased approximately $1.7 million as between the six months ended October 31, 1995 and 1994 due primarily to large investments made in the Company's computer outsourcing facilities in the prior year period.

Cash used for financing activities was approximately $16,000 for the six months ended October 31, 1995 and approximately $3.3 million in the prior year period. The reduction in cash used between these two periods was due to the suspension of the quarterly dividend which occurred in the third quarter of the fiscal year ended April 30, 1995.

The Company's consolidated balance sheet remains strong with a current ratio of
2.4 to 1. Liquidity also remains strong with cash and short-term investments totaling 32% of total assets. The Company believes that existing cash and short-term investments as well as cash from operations will be sufficient to meet its operational objectives for at least the next twelve month period.

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

         The Registrant's Annual Meeting of Shareholders was held on September 6, 1995. At that meeting, in addition to re-election of directors, the shareholders voted upon a proposed amendment to the 1991 Employee Stock Option Plan to increase the base number of option shares authorized under that Plan from 1,650,000 to 2,150,000. On a weighted basis, 5,905,935 shares were voted in favor of the amendment, 344,057 shares were voted against the amendment and 26,360 shares abstained from voting on the amendment.

Item 5.  Other Information
-------  -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a) Exhibit 11  Statement re: computation of Per Share Earnings (Loss).

         (b) No reports on Form 8-K were filed during the quarter ended October 31, 1995.

                       SIGNATURES
                       ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICAN SOFTWARE, INC.

DATE  December 14, 1995                /s/ James C. Edenfield
     ----------------------            -----------------------------------
                                       James C. Edenfield
                                       President, Chief Executive Officer
                                       and Treasurer


DATE  December 14, 1995                /s/ Peter W. Pamplin
     ----------------------            -----------------------------------
                                       Peter W. Pamplin
                                       Chief Accounting Officer

                       EXHIBIT INDEX
                       -------------



      Exhibit                                                      Page
      -------                                                      ----

11    Statement re: computation of Per Share Earnings (Loss)        14

                                                                    EXHIBIT 11


                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
            Statement re: computation of Per Share Earnings (Loss)

                                          Three Months Ended          Six Months Ended
                                              October 31,                October 31,
                                     --------------------------  --------------------------
                                          1995         1994          1995          1994
                                     ------------  ------------  ------------  ------------
Common stock:
 Weighted average common
  shares outstanding:
    Class A shares                    17,423,040    17,486,505    17,423,050    17,472,475
    Class B shares                     4,840,489     4,840,489     4,840,489     4,840,489
                                     -----------   -----------   -----------   -----------
                                      22,263,529    22,326,994    22,263,539    22,312,964
 Dilutive effect of outstanding
   Class A common stock
   options (as determined by
   the application of the treasury
   stock method using the
   average market price for
   the period)                         1,461,487           -       1,480,828            -
                                     -----------   -----------   -----------   -----------

Totals                                23,725,016    22,326,994    23,744,367    22,312,964
                                     ===========   ===========   ===========   ===========

Net earnings (loss)                  $   408,923   $(2,891,634)  $   776,885   $(5,858,641)
                                     ===========   ===========   ===========   ===========

Earnings (loss) per common
  and common equivalent share        $       .02   $      (.13)  $       .03   $      (.26)
                                     ===========   ===========   ===========   ===========