Form 10-Q
period 1996-01-31
AMERICAN SOFTWARE INC
filed 1996-03-15
CIK 713425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  January  31, 1996
                              -------------------------------------------------

                                      OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------

Commission File Number:  0-12456
                         -------------------------------------------------------



                            AMERICAN SOFTWARE, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Georgia                                    58-1098795
--------------------------------        ------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia                30305
-------------------------------------------------             ----------
(Address of principal executive offices)                      (Zip Code)

                                 (404)261-4381
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                         -------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Classes                    Outstanding at March 8, 1996
------------------------------------    ----------------------------
Class A Common Stock, $.10 par value         17,431,752 Shares

Class B Common Stock, $.10 par value          4,836,889 Shares

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                   Form 10-Q

                        Quarter ended January 31, 1996

                                     Index
                                     -----



                                                                   Page
                                                                    No.
                                                                   ----

Part I - Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets - Unaudited -
      January  31, 1996 and April 30, 1995                         3-4

    Condensed Consolidated Statements of Operations -
      Unaudited - Three Months and Nine Months ended
      January 31, 1996 and January 31, 1995                          5

    Condensed Consolidated Statement of Shareholders'
      Equity - Unaudited - Nine Months ended January 31, 1996        6

    Condensed Consolidated Statements of Cash Flows -
      Unaudited - Nine Months ended January  31, 1996 and
      January 31, 1995                                               7

    Notes to Condensed Consolidated Financial Statements             8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          9-11

Part II - Other Information                                         12

PART I  FINANCIAL INFORMATION
------

Item 1. Financial Statements


                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (Unaudited)



                                                     January 31, 1996      April 30, 1995
                                                     ----------------      --------------
ASSETS
Current assets:
 Cash                                                   $  1,729,541        $ 1,228,461
 Investments                                              29,160,084         31,276,773
 Trade accounts receivable, less allowance for
  doubtful accounts of $1,588,951 at January 31,
  1996 and $1,906,284 at April  30, 1995                  15,260,116         11,008,273
 Unbilled accounts receivable                                926,655          5,409,390
 Current deferred income taxes                             3,538,502          2,269,548
 Refundable income taxes                                   3,205,448          8,304,601
 Prepaid expenses and other current assets                 2,983,802          2,474,950
                                                        ------------        -----------
  Total current assets                                    56,804,148         61,971,996
                                                        ------------        -----------

Property and equipment, at cost                           39,172,539         37,375,541
 Less accumulated depreciation and amortization           21,166,306         19,283,211
                                                        ------------        -----------
  Net property and equipment                              18,006,233         18,092,330
                                                        ------------        -----------

Capitalized computer software development costs, net      24,346,891         20,372,465
Purchased computer software costs, net                     3,882,790          5,414,553
                                                        ------------        -----------
  Total computer software costs                           28,229,681         25,787,018
                                                        ------------        -----------

Other assets, net                                          4,296,957          1,940,209
                                                        ------------        -----------

                                                        $107,337,019       $107,791,553
                                                        ============       ============




See accompanying notes to condensed consolidated financial statements.
                                                            (continued)

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
          Condensed Consolidated Balance Sheets (Unaudited), Continued

                                                  January 31, 1996      April 30, 1995
                                                  ----------------      --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $  5,117,728        $ 5,132,774
 Accrued compensation and related costs                 3,210,484          2,797,422
 Accrued royalties                                        897,206          1,161,836
 Other current liabilities                              3,915,239          3,722,891
 Deferred revenue                                      10,661,156         12,750,156
                                                     ------------        -----------
   Total current liabilities                           23,801,813         25,565,079

Deferred income taxes                                   9,609,521          8,189,662
                                                     ------------        -----------
   Total liabilities                                   33,411,334         33,754,741
                                                     ------------        -----------

Shareholders' equity:
 Common stock:
  Class A, $.10 par value.  Authorized 50,000,000
   shares; issued 18,742,871 shares at
   January 31, 1996 and 18,729,871 shares at
   April 30, 1995                                       1,874,288          1,872,988
  Class B, $.10 par value.  Authorized 10,000,000
   shares; issued and outstanding 4,836,889
   shares at January 31, 1996 and 4,840,489 shares
   at April 30,1995; convertible into Class A shares
   on a one-for-one basis                                 483,689            484,049

 Additional paid-in capital                            30,700,116         30,656,333
 Retained earnings                                     52,848,048         52,846,986
                                                     ------------        -----------
                                                       85,906,141         85,860,356
 Less Class A treasury stock, 1,331,650 shares at
  January 31, 1996 and 1,306,943 shares
  at April 30, 1995, at cost                           11,980,456         11,823,544
                                                     ------------        -----------
    Total shareholders' equity                         73,925,685         74,036,812
                                                     ------------        -----------

                                                     $107,337,019       $107,791,553
                                                     ============       ============


See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                  For the                           For the
                                    -------------------------------------  ----------------------------
                                             Three Months Ended                  Nine Months Ended
                                    -------------------------------------  ----------------------------
                                                 January 31,                        January 31,
                                    -------------------------------------  ----------------------------
                                            1996                1995            1996           1995
                                    -----------------  ------------------  -------------  -------------
Revenues:
 License fees                            $ 4,508,419         $ 6,152,341    $19,292,916   $ 13,692,431
 Services                                  7,211,146           8,572,229     23,029,765     28,292,667
 Maintenance                               5,652,909           5,869,337     17,415,705     17,123,081
                                         -----------         -----------    -----------   ------------
    Total revenues                        17,372,474          20,593,907     59,738,386     59,108,179
                                         -----------         -----------    -----------   ------------

Cost of revenues:
 License fees                              5,329,821           5,963,620     16,581,321     18,329,402
 Services                                  5,753,244           5,625,901     16,371,031     17,008,628
 Maintenance                               1,179,401           1,001,903      3,420,246      3,238,375
                                         -----------         -----------    -----------   ------------
    Total cost of revenues                12,262,466          12,591,424     36,372,598     38,576,405
                                         -----------         -----------    -----------   ------------

Selling, general, and
 administrative expenses                   7,559,993           9,953,978     25,746,202     33,472,633
                                         -----------         -----------    -----------   ------------

     Operating loss                       (2,449,985)         (1,951,495)    (2,380,414)   (12,940,859)

Other income, net                          1,157,225             208,266      2,362,800      1,247,301
                                         -----------         -----------    -----------   ------------

   Loss before
      income taxes                        (1,292,760)         (1,743,229)       (17,614)   (11,693,558)

Income tax benefit                          (516,937)           (751,048)       (18,676)    (4,842,736)
                                         -----------         -----------    -----------   ------------

     Net earnings (loss)                 $  (775,823)        $  (992,181)   $     1,062   $ (6,850,822)
                                         ===========         ===========    ===========   ============

Earnings (loss) per common and
  common equivalent share                      $(.03)              $(.04)   $         -          $(.31)
                                         ===========         ===========    ===========   ============

Weighted average number of
 common and common
 equivalent shares outstanding            22,252,383          22,346,511     23,122,873     22,324,261
                                         ===========         ===========    ===========   ============




See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                                  (Unaudited)

                                                                 Nine months ended January 31, 1996
                                  -------------------------------------------------------------------------------------------------
                                                  Common stock
                                  -----------------------------------------
                                         Class A                Class B         Additional                                Total
                                  ----------------------  -----------------      paid-in      Retained    Treasury     shareholders'
                                    Shares      Amount      Shares    Amount     capital      earnings      stock          equity
                                  ----------  ----------  ---------  --------  -----------  -----------  ------------  -------------
Balance at April 30, 1995         18,729,871  $1,872,988  4,840,489  $484,049  $30,656,333  $52,846,986  $(11,823,544)  $74,036,812

Net earnings                             --         --          --        --           --         1,062           --          1,062

Proceeds from stock options
  exercised                            9,400        940         --        --        28,150          --            --         29,090

Proceeds from dividend
  reinvestment and
  stock purchase plan                    --         --          --        --           --           --          3,088         3,088

Conversion of Class B shares
  into Class A shares                  3,600        360      (3,600)     (360)         --           --            --            --

Repurchase of 25,000 Class A
  shares                                 --         --          --        --           --           --       (160,000)     (160,000)


Grants of compensatory
  stock options                          --         --          --        --        15,633          --            --         15,633
                                  ----------  ----------  ---------  --------  -----------  -----------  ------------   -----------


Balance at January 31, 1996       18,742,871  $1,874,288  4,836,889  $483,689  $30,700,116  $52,848,048  $(11,980,456)  $73,925,685
                                  ==========  ==========  =========  ========  ===========  ===========  ============   ===========



    See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                           For the
                                                                                      Nine Months Ended
                                                                                ----------------------------
                                                                                         January 31,
                                                                                ----------------------------
                                                                                    1996            1995
                                                                                ------------    ------------
Cash flows from operating activities:
  Net earnings (loss)                                                           $      1,062    $(6,850,822)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                                8,880,176      8,822,470
      Loss on disposal of fixed assets                                                18,807              -
      Equity in loss of investee                                                      18,583              -
      Net gain on investments                                                       (962,519)      (104,795)
      Grants of compensatory stock options                                            15,633        194,424
      Deferred income taxes                                                          150,905        381,441
      Change in operating assets and liabilities:
        Net decrease (increase) in money market funds                                656,826     (3,445,908)
        Purchases of investments                                                  (7,731,571)    (3,004,384)
        Proceeds from sales and maturities of investments                         10,153,953     14,480,910
        Accounts receivable                                                          230,892      4,768,878
        Prepaids and other assets                                                 (1,213,885)       614,367
        Accounts payable and other accrued liabilities                               325,734       (483,948)
        Income taxes                                                               3,999,153     (1,903,999)
        Deferred revenue                                                          (2,089,000)    (1,809,464)
                                                                                ------------    -----------

    Net cash provided by operating activities                                     12,454,749     11,659,170
                                                                                ------------    -----------

Cash flows from investing activities (Note C):
  Capitalized software development costs                                          (9,148,434)    (5,233,554)
  Purchases of property and equipment                                             (1,827,413)    (3,530,715)
  Purchase of Intellimedia Commerce, Inc. stock                                     (850,000)             -
                                                                                ------------    -----------

    Net cash used in investing activities                                        (11,825,847)    (8,764,269)
                                                                                ------------    -----------

Cash flows from financing activities:
  Repurchases of common stock                                                       (160,000)             -
  Proceeds from exercise of stock options                                             29,090        147,476
  Proceeds from dividend reinvestment
  and stock purchase plan                                                              3,088         75,742
  Dividends paid                                                                           -     (3,569,715)
                                                                                ------------    -----------

    Net cash used in financing activities                                           (127,822)    (3,346,497)
                                                                                ------------    -----------

    Net increase (decrease) in cash                                                  501,080       (451,596)

Cash at beginning of period                                                        1,228,461      2,172,745
                                                                                ------------    -----------

Cash at end of period                                                           $  1,729,541    $ 1,721,149
                                                                                ============    ===========

Supplemental disclosure of cash received during the
period for income taxes                                                         $ (4,503,977)   $(3,541,352)
                                                                                ============    ===========

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                               January 31, 1996


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

C. Acquisition
   -----------

   On January 11, 1996, the Company acquired 6,000 shares representing 60% of the capital stock of Intellimedia Commerce, Inc., a company providing Internet-related services, for $850,000 in cash. The transaction was accounted for as a purchase, and accordingly, results of operations have been included since the date of acquisition. The purchase price allocation, based upon preliminary estimates (subject to further adjustment), was made to assets and liabilities based on their estimated fair values as of the date of acquisition. The pro forma results are not significant to the accompanying condensed consolidated statements of operations.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

ITEM 2.

RESULTS OF OPERATIONS
---------------------

For the quarter ended January 31, 1996, revenues totaled $17,372,474, down 16% from $20,593,907 in the corresponding quarter of fiscal 1995. Revenues for the nine months ended January 31, 1996 totaled $59,738,386, up 1% from $59,108,179 in the prior year period. Software license fees were 27% lower than the third quarter of fiscal 1995 and 41% higher for the nine month period ended January 31, 1996 compared to the prior year. The reduction in license fee revenues for the third quarter of fiscal 1996 was primarily due to a significant shortfall in sales of the Company's mainframe products. Revenues from sales of its client server product, Supply Chain Planning, increased 260% over the same quarter last year and grew 190% for the nine month period versus a year ago.
The Company's ability to stabilize and grow total license fee revenues in the near term depends on its ability to make sales of its mainframe and midrange products while it continues to grow its client server business.

Services revenues were 16% lower than the corresponding quarter a year ago and 19% lower on a year to date basis. The decline was in part due to a customer's deferral of a significant services contract. Generally, services revenues were below expectations given the levels of license fee revenues reported in the preceding six to nine month period. One factor contributing to the lower levels is a lower rate of services requested for the Company's client server products than that experienced for its mainframe and midrange products. The Company expects to generate significant services assisting its customers in preparing their enterprise solutions to operate successfully through the turn of the millennium. Additionally, the Company continues to refine its services model for client server implementations.

Maintenance revenues decreased 4% from third quarter 1995 and are up 2% for the current nine months compared to fiscal 1995. The quarterly decline and the reduced rate of increase in the nine month period were due to reduced license fees in fiscal 1995 compared to fiscal 1994 and 1993.

The cost of revenues for license fees decreased 11% compared to the third quarter of fiscal 1995 and decreased 10% for the nine months ended January 31, 1996 due to attrition of personnel during the second half of fiscal 1995 and to lower royalty expenses. Services costs increased 2% versus the same quarter a year ago due to increased outsourcing costs. Service costs decreased 4% for the nine months compared to the prior year period due to fewer personnel requirements to provide the reduced consulting and programming services which more than offset increases in outsourcing costs. Maintenance costs increased 18% compared to the year ago third quarter, and increased 6% for the nine months ended January 31, 1996 compared to the nine months ended January 31,1995 due to increases in personnel costs.

Selling, general and administrative expenses decreased 24% for the quarter and decreased 23% for the nine months over the same periods in fiscal 1995. The decrease is primarily due to reductions in salaries and other costs associated with fewer employees and an increase in the expenses deferred associated with the capitalization of internally developed software.

Other income increased approximately $949,000 for the quarter and increased approximately $1,115,000 for the nine months over the same periods in fiscal 1995. The increase is primarily due to increases in the fair market value of the Company's stock and bond portfolios, which are treated as a "trading" portfolio under SFAS 115.

The effective tax benefit was 40% compared to 43% in the third quarter of fiscal 1995 and increased to 106% compared to 41% for the nine months ended January 31, 1995. The Company's tax rate fluctuates due to the impact of its tax-free municipal bond interest.

FINANCIAL CONDITION
-------------------

The Company's operating activities provided cash of approximately $12.5 million for the nine months ended January 31, 1996 and approximately $11.7 million in the prior year period. This increase of approximately $800,000 occurred while the Company had net earnings of $1,062 for the nine months ended January 31, 1996 and a net loss of approximately $6.9 million for the prior year period. The primary reasons for this increase are: 1) Increased profitability during the nine months ended January 31, 1996 provided cash and substantially reduced the creation of new refundable income taxes compared to prior year periods and 2) The Company received an income tax refund in the current year from the carryback of a net operating loss from the year ended April 30, 1995, of approximately $4.1 million and received approximately $3.7 million in the prior year period for carryback of a net operating loss from the year ended April 30, 1994. Cash provided from these two factors was offset by the following uses of cash: 1) The Company received less proceeds from the sale and maturity of investments in the nine months ended January 31, 1996 compared to the prior year period and 2) Accounts receivable showed a decrease at January 31, 1995 of approximately $4.8 million due to decreasing revenues, compared to a decrease of approximately $200,000 at January 31, 1996.

Cash used for investing activities was approximately $11.8 million for the nine months ended January 31, 1996 and approximately $8.8 million in the prior year period. Comparing these two periods, one component of investing activities, capitalized software development costs, increased approximately $3.9 million as a result of increased product development efforts. Partially offsetting this increase, purchases of property and equipment decreased approximately $1.7 million as between the nine months ended January 31, 1996 and 1995 due primarily to large investments made in the Company's computer outsourcing facilities in the prior year period. On January 11, 1996 the Company purchased a 60% interest in Intellimedia Commerce, Inc., a company providing Internet-related services, for $850,000. The financial results from Intellimedia Commerce, Inc. have been included in the Company's consolidated financial statements since the date of acquisition, such results were immaterial to the Company. The purchase price allocation, based upon preliminary estimates (subject to further adjustment), was made to assets and liabilities based on their estimated fair values as of the date of acquisition.

Cash used for financing activities was approximately $128,000 for the nine months ended January 31, 1996 and approximately $3.3 million in the prior year period. The reduction in cash used between these two periods was due primarily to the suspension of the quarterly dividend which occurred in the third quarter of the fiscal year ended April 30, 1995.

The Company's consolidated balance sheet remains strong with a current ratio of
2.4 to 1. Liquidity also remains strong with cash and short-term investments totaling 29% of total assets. The Company believes that existing cash and short-term investments as well as cash from operations will be sufficient to meet its operational objectives for at least the next twelve month period.

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

          (b) No reports on Form 8-K were filed during the quarter ended January 31, 1996.



                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AMERICAN SOFTWARE, INC.

DATE        March 14, 1996                       /s/ James C. Edenfield
       ---------------------------               ------------------------------
                                                     James C. Edenfield
                                                     President, Chief
                                                     Executive Officer
                                                     and Treasurer

DATE       March 14, 1996                        /s/ Peter W. Pamplin
       ---------------------------               ----------------------------
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