Form 10-K
period 1996-04-30
AMERICAN SOFTWARE INC
filed 1996-07-29
CIK 713425

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(MARK ONE)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED APRIL 30, 1996

                                      OR

  [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE TRANSITION PERIOD FROM      TO
                        COMMISSION FILE NUMBER 0-12456

                            AMERICAN SOFTWARE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               GEORGIA                                 58-1098795
   (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

   470 EAST PACES FERRY ROAD, N.E.                        30305
          ATLANTA, GEORGIA                             (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (404) 261-4381

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                                WHICH REGISTERED
              -------------------                            ------------------------
                      None                                             None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     CLASS A COMMON SHARES, $.10 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At July 22, 1996, 17,490,320 Class A Common Shares and 4,819,289 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at July 22, 1996) of the Class A shares held by nonaffiliates was approximately $74 million.

          DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

1. 1996 Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, into Part III.
2. Form S-1 Registration Statement No. 2-81444 into Part IV.
3. Form S-8 Registration Statement No. 33-55214 into Part IV.
4. Form 10-K's for fiscal years ended April 30, 1984, 1985 , 1990 and 1995 into Part IV.
5. Form 10-Q's for the quarters ended January 31, 1990, October 31, 1990 and July 31, 1995 into Part IV.

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

A. GENERAL

  American Software, through its subsidiaries, develops, markets and supports enterprise wide Supply Chain Management (TM)application software systems to be used in a variety of IBM and IBM plug-compatible mainframe, IBM midrange and Unix and Windows client/server computers. The Company's software enables the customer to perform various business tasks principally in the areas of: (i) Supply Chain Planning (TM), (ii) Warehouse Management, (iii) Manufacturing,
(iv) Purchasing and Customer Order Processing, and (v) Financial Control. The Company also provides support for its software products, such as software enhancements, documentation updates, customer education, consulting, systems integration services and maintenance.

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

  Application software for mainframe, midrange and client server computers is generally available in forms ranging from standard packages to custom-designed programs. The Company primarily offers standard software packages.

B. PRODUCTS

  The Company's strategy has been to create an integrated line of standard application software operating on four strategic computer platforms: (1) IBM Mainframe or compatible, (2) IBM Midrange--AS/400, (3) UNIX--HP 9000, IBM RS/6000 and other Unix platforms and (4) Windows including Windows 3.1, Windows NT and OS/2. These products are designed to be used either individually or in combination to assist customers in forecasting and inventory management, in purchasing and materials control and in order processing and receivables control. The products are written in various standard programming languages utilized for business application software, including ANS COBOL, COBOL II, Micro Focus COBOL, C and other programming languages, and many have both on-line and batch capabilities. An integral part of this strategy has been to integrate unique characteristics of personal computers as workstations or clients in the products provided by the Company. ES/9000, RS/6000 and AS/400 are registered trademarks of the International Business Machine Corporation. HP 9000 is a registered trademark of Hewlett Packard Corporation. The following is a summary of the Company's main software product groups.

SUPPLY CHAIN PLANNING SOFTWARE

  The Company's Supply Chain Planning (TM) software consists of an integrated system of software modules designed to provide the user with accurate sales forecasts in order to minimize investment in inventory and to distribute inventory more effectively. These modules perform primarily the following functions:

    1. Demand Forecasting--Analyzes historical demand for products sold or goods and materials used, and projects future demand. The Demand Forecasting module can optionally utilize the new SCP Internet Voyager (TM) browser.

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

    4. Manufacturing Planning--Integrates the proposed replenishment plan and compares it to available inventory and capacity within the supply chain. Utilizes constrained capacity planning techniques to determine the optimal plan.

    5. Continuous Replenishment--Provides support for various continuous replenishment strategies including Vendor Managed Inventory and Quick Response which allow suppliers to effectively replenish merchandise for their customers.

    6. Vehicle Scheduling and Loading--Specifies the actual replenishment quantities that should be shipped from a source location to a receiving location, taking into consideration the capacity and number of available vehicles.

WAREHOUSE MANAGEMENT SOFTWARE

  The Company's WarehouseP&RO(TM) software consists of an integrated system which automates all aspects of a system managed warehouse. It contains support for automated bar coding and RF technologies. The object oriented architecture combined with WarehouseP&RO(TM) workflows provide for easier configuration and customization of the system. The system performs primarily the following functions:

    1. Receiving--Manages many different types of receiving including purchase orders, customer returns, cross docking and advanced ship notices.

    2. Setup and Administration--Defines properties of locations and items used in the system. Measures employee activities and productivity. Delivers customized putaway rules.

    3. Product Storage--Optimizes space by tracking available storage, generates real-time updates of inventory and lot records, creates pallets for system directed or user-directed putaways.

    4. Picking and Shipping--Provides for order selection and consolidation, stock rotation and replenishment, packing list generation, and rules based pick lists.

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

FINANCIAL CONTROL SOFTWARE

  The Company's financial control software provides comprehensive financial solutions such as financial reporting, budgeting, asset management, cash management, credit management and receivables management. These systems assist in resolving customers' specific financial control issues faster and more effectively. The specific applications available are:

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

TRANSPORTATION MANAGEMENT SOFTWARE

  In June 1992, the Company acquired Distribution Sciences, Inc. (DSI) based in Chicago, Illinois. DSI is a leading provider of software solutions addressing the transportation cost component of a customer's product acquisition and distribution costs. The DSI solutions are integrated with the Company's enterprise solutions.

  DSI is operated as a wholly-owned subsidiary with its own sales and support organization. DSI and the Company share leads and customer lists to achieve market synergies. The specific modules consist of:

    1. Preshipment Planning (R)--Preshipment Planning automates consolidation while insuring that customer delivery times are met. The module considers all orders and determines the best set of consolidations.

    2. Carrier Select (TM)--This system provides automated routing and carrier selection based on transit time, carrier preference, cost and carrier service factors that relate to performance.

    3. Match Pay (TM)--Match Pay controls the handling and payment of freight bills so that every bill is paid in an accurate and timely manner. Match Pay builds a comprehensive historical database of all shipments and costs and includes a report writer/graphics utility for decision support.

    4. Base Rate (R)--Base Rate provides freight rating, rate anlysis and rate maintenance.

C. INTEGRATED SYSTEM DESIGN

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

D. MARKETING AND SALES

  Typically, the Company's customers are medium-sized companies or divisions of larger companies with substantial data processing budgets. The Company has licensed its application software to approximately 1,700 customers. No single customer accounted for more than ten percent of the Company's revenues in fiscal 1996.

  First-time customers may license a single module or a system composed of several modules. These customers often license other modules to expand the range of software available to them, and may also license additional modules or systems similar to those already licensed for use at additional locations.

  The Company sells its products directly to the end-user through its sales and presales staff of approximately 108 persons located in seven (7) areas worldwide: Mid U.S. (24), Northeast U.S.(17), Southern U.S. (21), Western U.S.
(8), Europe (25), Canada (4), and Asia Pacific (9). The presales staff provides consultation, advice and assistance to the sales executives and the customer in selecting an appropriate configuration of application software modules to address the user's needs. The Company obtains sales leads from its advertising in trade publications, its participation in computer industry trade shows and exhibitions, Company-conducted seminars and telemarketing activities, and referrals from existing customers.

  In 1996, the Company continued its program, begun in fiscal 1988, to develop a network of sales agents to support its sales internationally. These agents along with a designated American Software employed Country Manager are establishing a national presence for the Company in targeted countries throughout Asia-Pacific, Europe and the Middle East.

E. LICENSES

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

F. INSTALLATION, MAINTENANCE AND SUPPORT

  As additional services to its customers, the Company provides implementation services and customized support. Implementation services and customized support include installation of the Company's software, project planning and management, and training of the customer's user and systems personnel on the use of the software system. The customer receives documentation manuals which describe the system's features and its method of operation. The user is normally entitled to software product enhancements and maintenance for a period of six months at no additional charge. The Company's software products are continually enhanced and improved to accommodate technological changes and other factors which may affect the customer's information requirements. To receive maintenance, which includes enhancements, from the Company after the initial period, customers pay fees which are based on the then-current price of the product.

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

  In fiscal 1992, the Company began to market its professional and data processing resources on an outsourcing basis. Outsourcing is the provision of data processing services, normally under long-term contract, by outside providers. The Company has entered into 30 outsourcing contracts as of July 12, 1996 to provide data processing and support services on terms of up to five years. The Company believes outsourcing represents a growth opportunity by providing a basis for predictable long-term recurring revenues.

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

G. RESEARCH AND DEVELOPMENT

  American Software is committed to the development and acquisition of new products and to the continued enhancement of its existing products. During fiscal 1996, 1995, and 1994, the Company expensed approximately $3,350,000, $5,200,000, and $4,350,000, respectively, for research and development. In addition, the Company capitalized $12,750,536, $7,352,301, and $7,315,470 in software development costs during fiscal years 1996, 1995, and 1994, respectively, in accordance with the Statement of Financial Accounting Standards No. 86. The Company's new internal product development and enhancements of existing products include two categories: research and development expenditures and additions to capitalized computer software development costs. These combined categories totaled $16,094,000, $12,552,000, and $11,665,000 in fiscal years 1996, 1995 and 1994, respectively, and represented 67%, 60%, and 38%, respectively, of total license fee revenues in those years.

  The Company believes that a Model Driven Development Architecture will be important for its long-term growth and that this will be a multi-year development effort. The Company employs approximately 200 persons in research, development and enhancement activities.

H. COMPETITION

  The computer application software industry is highly competitive. In the application software market, the Company competes directly with a number of firms, including computer manufacturers, large diversified computer service companies and independent suppliers of software products. Approximately six firms that market mainframe application software products and thirty firms that market midrange and client/server application software products are significant competitors for one or more of the Company's products. A number of these competitors have financial, marketing, management and technical resources substantially greater than those of the Company.

  The Company's primary market for its software is finished goods distributors and manufacturers, industrial manufacturers, utilities, public transportation and health care providers on IBM mainframe, AS/400, RS/6000, HP 9000, and other UNIX platforms. The Company is transitioning from a primarily IBM mainframe and AS/400 product set to include a more diversified offering of Client/Server applications to its product portfolio. As it makes this transition plans are being implemented to facilitate the current client base transition to this new environment while still supporting their current platforms.

  The Company believes that purchasers of software products are principally concerned with the range of product modules available, ease of integration, variety of features, performance, simplicity of use, documentation, technical support and training. The Company further believes that its software products and services are competitive in these areas. Price considerations are a key factor and the Company believes its pricing is competitive in its market. The Company believes the market trend to open systems, allowing software to operate across hardware platforms, will increase the number of competitors and intensity of competition. Management believes that it is necessary for the Company to expend significant development monies annually to remain competitive in the marketplace.

I. TRADEMARKS AND COPYRIGHTS

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

J. EMPLOYEES

  At April 30, 1996, the Company had 610 full-time employees, including 264 in product development and technical support, 180 in customer support and professional services, 126 in marketing, sales and sales support, and 40 persons in accounting and administration. The Company believes that its continued success will depend in part on its ability to continue to attract and retain highly skilled technical, marketing and management personnel, who are in great demand.

  The Company has never had a work stoppage and no employees are represented under collective bargaining arrangements. The Company considers its employee relations to be good.

K. INTERNATIONAL SALES

  See note 6 of Notes to Consolidated Financial Statements included as a part of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 for a discussion of international revenues.

ITEM 2. PROPERTIES

  The Company's corporate headquarters are located in an approximately 100,000 square foot office building owned by the Company at 470 East Paces Ferry Road, N.E., Atlanta, Georgia.

  The Company also leases a two-story 17,500 square foot building at 443 East Paces Ferry Road, N.E. Atlanta, Georgia, which is used primarily for financial administration. This building is owned by a limited partnership of which Thomas L. Newberry and James C. Edenfield, the principal shareholders, are the sole partners. The lease is for a term of fifteen (15) years, expiring December 31, 1996, at a current base rental of approximately $17.06 per square foot, subject to increases based upon changes in the Consumer Price Index and periodic adjustments based upon appraised market rates.

  In January, 1989, the Company acquired a four-story 42,000 square foot building used for additional office space at 3110 Maple Drive, N.E., Atlanta, Georgia, along with a one-story 1,400 square foot building at 3116 Maple Drive used for recruiting, and a one-story 14,000 square foot building at 3120 Maple Drive which is used for office space.

  In January, 1990, the Company entered into a seven-year operating lease for 26,000 square feet of space at 3423 Piedmont Road, Atlanta, Georgia. This is currently being used for sales conferencing, client education and additional office space.

  In May, 1990, the Company acquired a two-story 10,000 square foot building used for additional office space at 480 East Paces Ferry Road, N.E. Atlanta, Georgia, along with a one-story 4,000 square foot building at 490 East Paces Ferry Road which is under lease to a restaurant.

  The Company has entered into leases for sales offices located in various cities in the U. S. and overseas. Normally, these leases are for terms of less than five years and average 3,000 square feet of leasable space.

  The Company owns a variety of electronic and computer equipment, including seven mid-sized computers, consisting of one IBM 9370, five IBM AS/400s, and one IBM 4381 and leases two IBM AS/400s, two IBM 3090 600Es, one IBM 3090-400J, one IBM 962 R31 and one IBM 9121 210, all of which are used for program development and testing, outsourcing and product demonstrations.

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

  The Company is involved in various other claims and other legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, any liability likely to arise from such actions will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of shareholders during the fourth quarter of the Company's recently completed fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Class A Common Shares are listed on the NASDAQ-National Market. There were 1,113 shareholders of record of the Company's Class A Common Shares and 2 shareholders of the Company's Class B Common Shares as of July 22, 1996. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

  The table below presents the high and low sales prices for American Software, Inc. common stock as reported by NASDAQ-National Market, for the Company's last two fiscal years (1996 and 1995).


                                                                    HIGH   LOW
                                                                   ------ ------
       FISCAL YEAR 1996
       First Quarter.............................................. $5 7/8 $3 1/2
       Second Quarter.............................................  8 3/8  5 1/4
       Third Quarter..............................................  8 3/4  3
       Fourth Quarter.............................................  5 1/2  3 5/8
       FISCAL YEAR 1995
       First Quarter.............................................. $5 7/8 $4 3/8
       Second Quarter.............................................  5 1/2  4 3/8
       Third Quarter..............................................  3 1/8  2 1/2
       Fourth Quarter.............................................  4 1/4  2 3/4

  The closing price on July 22, 1996, was 4 1/4.

       CASH DIVIDENDS
       FISCAL 1996
       First Quarter....................................................... $--
       Second Quarter......................................................  --
       Third Quarter.......................................................  --
       Fourth Quarter......................................................  --
       FISCAL 1995
       First Quarter....................................................... $.08
       Second Quarter......................................................  .08
       Third Quarter.......................................................  --
       Fourth Quarter......................................................  --

ITEM 6. SELECTED FINANCIAL DATA

                                  1996      1995      1994      1993     1992
                                --------  --------  --------  -------- --------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
For year ended April 30:
Revenues......................  $ 77,557  $ 79,462  $ 94,222  $106,844 $113,125
Total costs and expenses......    92,886    93,050   108,328   103,558   89,932
                                --------  --------  --------  -------- --------
  Operating earnings (loss)...   (15,329)  (13,588)  (14,106)    3,286   23,193
Other income..................     2,569     2,246     2,428     3,459    4,686
                                --------  --------  --------  -------- --------
  Earnings (loss) before
   income taxes...............   (12,760)  (11,342)  (11,678)    6,745   27,879
Income tax expense (benefit)..    (3,011)   (4,653)   (5,090)    1,635    9,316
                                --------  --------  --------  -------- --------
  Net earnings (loss).........  $ (9,749) $ (6,689) $ (6,588) $  5,110 $ 18,563
                                ========  ========  ========  ======== ========
Net earnings (loss) per common
 and common equivalent share..  $   (.44) $  ( .30) $   (.30) $    .23 $    .80
Cash dividends per share......  $    --   $    .16  $    .32  $    .31 $    .27
As of April 30:
Working capital...............  $ 21,512  $ 36,407  $ 46,328  $ 61,839 $ 73,171
Total assets..................  $ 90,782  $107,792  $117,641  $131,540 $135,655
Long-term debt................  $    --   $    --   $    --   $    --  $    290
Shareholders' equity..........  $ 64,255  $ 74,037  $ 84,268  $ 98,031 $105,861

  In 1996, the Company recorded a write down to NRV for certain capitalized computer software development costs and purchased computer software costs (See note 1(e) and (f) to the Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  Fiscal 1996 represented a transition period for American Software emphasizing its new Supply Chain Planning (SCP) client/server products while revenues of its older technology products declined. Supply Chain Planning grew significantly during fiscal 1996. License fee revenues from mainframe software and to a lesser extent midrange software, dropped significantly during the last six months of fiscal 1996. Total operating expenses, with the exception of certain fourth quarter write-offs, as discussed below, were reduced 10% from the prior year. The Company reported net earnings in the first two quarters of fiscal 1996. However, the Company experienced losses over the last half of the year due to the sharp decrease in license fees for the aforementioned older technology products and to writeoffs taken in the fourth quarter of fiscal 1996, which resulted in a net loss for the year ended April 30, 1996.

  Fiscal 1996 was also a year of considerable investments and expenditures. To build for the future, the Company spent approximately $16.1 million on new products and on enhancements to existing products. It also spent approximately $2 million on its committment to quality and was awarded ISO 9001 certification in April 1996. American Software purchased 60% of Intellimedia Commerce, Inc., a company engaged in building and maintaining systems for commerce on the internet, in January 1996. Working together with Intellimedia, American Software sold its first internet enabled SCP system.

  In March 1996, the Company purchased a manufacturing planning product (Production Scheduling Advisor) from Stone and Webster Advanced Systems Development Services Inc., a subsidiary of Stone and Webster, Incorporated. This complementary product further enhances the marketability of American Software's existing SCP product offering. Production Scheduling Advisor also has a market as a stand-alone product.

  Overall, fiscal 1996 was a year of transition toward new technology products and one where significant investments were made for the future. Both should serve American Software well as it continues this transition into fiscal 1997 as well as for the years beyond.

RESULTS OF OPERATIONS

  Overall, software license fee revenues increased 16% to $24.1 million in fiscal 1996 from $20.8 million in fiscal 1995. SCP license fee revenues grew 151% from fiscal 1995 to fiscal 1996. While SCP was growing during the first six months, the Company continued to license older technology products at a level which resulted in net earnings for those quarters. License fees for SCP continued to grow in the second six months of fiscal 1996 while license fees for the older technology products declined sharply. Software license fee revenues decreased to $20.8 million in fiscal 1995 from $31.1 million in fiscal 1994. This decline from fiscal 1994 to fiscal 1995 was primarily due to significant decreases in license fee revenues from older technology products.

  Services revenues, which are composed primarily of consulting, custom programming, and outsourcing, decreased to $30.7 million in fiscal 1996 from $36.0 million in fiscal 1995 and $41.5 million in fiscal 1994. Outsourcing revenues increased 12% to $10.3 million in fiscal 1996 from $9.2 million in fiscal 1995. Outsourcing revenues increased 53% in fiscal 1995 versus $6.0 million in fiscal 1994. Outsourcing consists generally of assisting customers with their data processing functions by processing their software on the Company's equipment. Services revenues, excluding outsourcing revenues, declined 24% to $20.4 million in fiscal 1996 from $26.8 million in fiscal 1995. Unlike outsourcing, the consulting and custom programming business generally tends to be affected by software license fees generated in the previous six to nine months as well as other competitive factors.

  Additionally, the Company has been less effective in selling large services contracts with its SCP product than it experienced with its mainframe and midrange products because SCP is less likely to require customization by individual customers. The Company is attempting to change its services focus for SCP by offering customers assistance in fully utilizing the standard product. The Company is also attempting to improve its services revenues in the future by offering its existing customers assistance in preparing their total enterprise solutions to operate into the next millennium.

  Maintenance revenues increased 1% to $22.8 million in fiscal 1996 versus $22.6 million in fiscal 1995 and increased 5% from fiscal 1994 to fiscal 1995. The growth in maintenance has slowed over the last three years primarily due to the decrease in software license fees which serves as the source of new maintenance customers.

  Total operating expenses, excluding certain write-offs in the fourth fiscal quarter of fiscal 1996, were 10% lower than fiscal 1995. Operating expenses for fiscal 1995 were 14% below those for fiscal 1994. Including the fiscal 1996 fourth quarter write-offs, expenses were comparable at $92.9 million in fiscal 1996 to $93.0 million in fiscal 1995. Absent the fourth quarter write-offs, expenses decreased from fiscal 1995 to fiscal 1996 due primarily to a decrease in salary expense and an increase in expenses deferred for capitalized computer software development costs. Salary expense decreased $3.3 million from fiscal 1995 due to a 16% decrease in the average number of salaried employees. Expenses deferred for capitalized computer software development costs increased $5.4 million from fiscal 1995 to fiscal 1996.

  American Software wrote off approximately $8.8 million from operations in the fourth quarter of fiscal 1996. Additionally, the Company created a $2.0 million valuation allowance against certain deferred income tax assets, principally for foreign tax credits, which affected the tax benefit for both the fourth quarter and fiscal year 1996. Approximately $6.1 million of computer software costs relating to older technology products were written off. Of that, $3.6 million related to internally developed software and $2.5 million to purchased software. The software write-offs were due to insufficient projected revenues as compared to the carrying values of those products. Additionally during the fourth quarter of fiscal 1996, the Company wrote off $2.7 million ($3.2 million for fiscal 1996) of accounts receivable directly to the provision for doubtful accounts. Over 50% of the write-offs, comprised of three accounts, related to international accounts in Eastern Europe and the Pacific Rim. Essentially all of the writeoffs were directly or indirectly related to revenues of the Company's older technology software products. While American Software intends to continue pursuing several of the accounts for collection, it was considered prudent to eliminate those receivables from the Company's consolidated balance sheet.

  Total operating expenses were $108.3 million in fiscal 1994. Expenses for salaries and commissions decreased $5.6 million in fiscal 1995 from fiscal 1994. This was due to a personnel decrease from 905 at the end of the fiscal 1994 to 670 at the end of fiscal 1995. Other significant reductions from fiscal 1994 to fiscal 1995 included employee travel of $2.8 million and marketing expenses of $.4 million. Additionally, factors that contributed to higher fiscal 1994 expenses were a $6.8 million increased provision for doubtful accounts and a $1.2 million decrease from the write-off of principally mainframe capitalized computer software development costs.

  The cost of revenues for license fees consists primarily of salaries and related employee benefits, royalties and amortization of computer software costs. These costs were $29.0 million in fiscal 1996 versus $24.3 million in fiscal 1995, due to the aforementioned write-off of $6.1 million in software costs. These costs decreased to $24.3 million in fiscal 1995 from $32.8 million in fiscal 1994 primarily due to a decrease in salaries and employee benefits related to the decrease in personnel during fiscal 1995.

  Services cost of revenues consist of salaries and related employee benefits, contract programming and related travel and living expenses. Services costs increased 1% to $22.1 million in fiscal 1996 from $21.9 million in fiscal 1995, due to an increase in outsourcing costs of $1.9 million, partially offset by decreases in services salaries of $.8 million. Services costs of revenues increased 2% to $21.9 million in fiscal 1995 from $21.3 million in fiscal 1994, due to an increase in outsourcing costs of $2.6 million, partially offset by decreases in services salaries of $2.1 million.

  Maintenance cost of revenues consists of salaries and related employee benefits and are accounted for on an activity basis. These costs increased 15% to $4.8 million in fiscal 1996 from $4.2 million in fiscal 1995. The same costs decreased to $4.2 million in fiscal 1995 from $5.9 million in fiscal 1994, due to reductions in headcount.

  The Company's internal new product development and enhancement of existing products includes two categories: research and development expenditures and additions to capitalized computer software development costs. These totalled $16.1 million, $12.6 million, and $11.7 million in fiscal years 1996, 1995, and 1994, respectively, and represented 67%, 60%, and 38% of license fees for those fiscal years.

  Selling, general and administrative (SG&A) expenses decreased 21% to $33.8 million in fiscal 1996 from $42.9 million in fiscal 1995. The decrease in SG&A expenses was primarily due to an increase in the costs deferred to capitalized computer software development costs. SG&A costs increased 3% in fiscal 1995 from $41.8 million in fiscal 1994. This increase was primarily due to an expansion of the Company's selling presence worldwide. The Company also decentralized its sales support functions to form cohesive sales units in its field offices.

  Provision for doubtful accounts for fiscal 1996 increased to $3.2 million from $(.2) million in fiscal 1995 due to the aforementioned write-offs. Provision for doubtful accounts for fiscal 1994 was $6.6 million primarily due to the write-off of two international accounts during fiscal 1994.

  Other income is comprised predominantly of interest income and of gains and losses relating to the market value of the underlying investments and was $2.6 million, $2.2 million, and $2.4 million in fiscal years 1996, 1995, and 1994, respectively. Cash and investments totaled approximately $26,154,000, $32,505,000, and $40,674,000 and comprised 29%, 30%, and 35% of total assets at April 30, 1996, 1995, and 1994, respectively.

  The income tax benefit in fiscal 1996 was 24% of the pretax loss compared to 41% in fiscal 1995, and 44% in fiscal 1994. The decrease in the tax benefit rate from fiscal 1995 to fiscal 1996 was due to the establishment of a $2.0 million valuation allowance against deferred income tax assets, principally for foreign tax credits (see footnote 3 to Notes to Consolidated Financial Statements).

  The Company believes that inflation has not materially affected the results of its operations for the past three years.

OPERATING PATTERN

  The Company experienced an irregular pattern of quarterly operating results, caused primarily by fluctuations in both the number and size of software license contracts received and delivered from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

  Over the past three years, working capital has been provided by operations; by the sale of portions of the Company's investment portfolio; by the receipt of income tax refunds in fiscal 1995 and fiscal 1996 due to operating loss carrybacks; and by the collection of accounts receivable, which have declined each year. The Company is actively seeking other sources of capital, as well as enacting expense control programs in an effort to minimize the need for additional sales of its investment "trading" portfolio to provide for working capital requirements. The Company had no material commitments for capital expenditures as of April 30, 1996.

  The Company's operating activities provided cash of $16.5 million in fiscal 1996, $14.0 million in fiscal 1995 and $11.8 million in fiscal 1994. With the Company's adoption of SFAS 115 on May 1, 1994, its investments including money market funds are accounted for as a "trading" portfolio. The activities of that portfolio are included in operating activities in the consolidated statements of cash flows for fiscal 1996 and fiscal 1995. Income tax refunds due to net operating loss carrybacks generated $4.6 million in fiscal 1996 and $4.1 million in fiscal 1995. The decline in accounts receivable for fiscal 1996 compared to fiscal 1995 had a lesser effect than the decline in fiscal 1995 compared to fiscal 1994.

  Cash used for investing activities was $15.7 million in fiscal 1996, $11.2 million in fiscal 1995 and $3.1 million in fiscal 1994. The Company acquired a 60% interest in Intellimedia Commerce, Inc. for $850,000 in fiscal 1996. The Company acquired a 30% interest in TXbase Systems, Inc. for $827,000 in fiscal 1995; and acquired certain licensing rights from CODA for $3.3 million in fiscal 1994.

  Cash used for financing activities was $57,000 in fiscal 1996, $3.7 million in fiscal 1995 and $7.7 million in fiscal 1994. The reduction in cash used for financing activities in fiscal 1996 as compared to fiscal 1995 and fiscal 1994 was due to the suspension of the Company's quarterly dividends after payment of two quarterly dividends in fiscal 1995 and payment of four quarterly dividends in fiscal 1994.

  The Company's current ratio was 1.9 to 1 and cash and investments totaled 29% of total assets at April 30, 1996. The Company expects existing cash and investments, combined with cash generated from operations, to be sufficient to meet its operational needs in fiscal 1997. The Company may seek additional sources of capital to meet its software development goals for fiscal 1997.

  The Company has determined that the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in fiscal 1997, will not have a material impact on the Company's financial condition or results of operations.

  The Company has determined that the adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in fiscal 1997, will not have a material impact on the Company's financial condition or results of operations.

IMPORTANT CONSIDERATIONS RELATED TO FORWARD-LOOKING STATEMENTS

  It should be noted that this discussion contains forward-looking statements which are subject to substantial risks and uncertainties. There are a number of factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could effect the future performance of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Consolidated Balance Sheets as of April 30, 1996 and 1995.................  15
Consolidated Statements of Operations for the Years ended April 30, 1996,
 1995 and 1994............................................................  16
Consolidated Statements of Shareholders' Equity for the Years ended April
 30, 1996, 1995
 and 1994.................................................................  17
Consolidated Statements of Cash Flows for the Years ended April 30, 1996,
 1995 and 1994............................................................  18
Notes to Consolidated Financial Statements................................  19
Independent Auditors' Report..............................................  26

                          CONSOLIDATED BALANCE SHEETS

                            APRIL 30, 1996 AND 1995

                                                             1996         1995
                                                          ----------- ------------
ASSETS
Current assets:
  Cash................................................... $ 1,947,249 $  1,228,461
  Investments (note 2)...................................  24,207,169   31,276,773
  Trade accounts receivable, less allowance for doubtful
   accounts of $1,200,000 in 1996 and $1,906,284 in
   1995..................................................  14,106,363   11,008,273
  Unbilled accounts receivable...........................     953,089    5,409,390
  Current deferred income taxes (note 3).................   1,938,059    2,269,548
  Refundable income taxes................................   1,021,915    8,304,601
  Prepaid expenses and other current assets..............   1,880,485    2,474,950
                                                          ----------- ------------
    Total current assets.................................  46,054,329   61,971,996
                                                          ----------- ------------
Property and equipment, at cost:
  Buildings and leasehold improvements...................  19,241,116   19,021,450
  Computer equipment.....................................  15,785,753   14,167,275
  Office furniture and equipment.........................   4,396,152    4,186,816
                                                          ----------- ------------
                                                           39,423,021   37,375,541
  Less accumulated depreciation and amortization.........  21,804,448   19,283,211
                                                          ----------- ------------
    Net property and equipment...........................  17,618,573   18,092,330
                                                          ----------- ------------
Capitalized computer software development costs, less
 accumulated amortization of $27,167,374 in 1996 and
 $28,248,564 in 1995.....................................  22,943,859   20,372,465
Purchased computer software costs, less accumulated
 amortization of $4,100,729 in 1996 and $7,522,237 in
 1995....................................................   1,231,076    5,414,553
                                                          ----------- ------------
    Total computer software costs........................  24,174,935   25,787,018
                                                          ----------- ------------
Other assets, net........................................   2,934,117    1,940,209
                                                          ----------- ------------
                                                          $90,781,954 $107,791,553
                                                          =========== ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $ 4,940,084 $  5,132,774
  Accrued compensation and related costs.................   3,656,371    2,797,422
  Accrued royalties......................................     946,548    1,161,836
  Other current liabilities..............................   3,493,964    3,722,891
  Deferred revenue.......................................  11,505,860   12,750,156
                                                          ----------- ------------
    Total current liabilities............................  24,542,827   25,565,079
Deferred income taxes (note 3)...........................   1,983,729    8,189,662
                                                          ----------- ------------
    Total liabilities....................................  26,526,556   33,754,741
                                                          ----------- ------------
Shareholders' equity (note 5):
  Common stock:
   Class A, $.10 par value. Authorized 50,000,000 shares;
    issued 18,769,083 shares in 1996 and 18,729,871
    shares in 1995.......................................   1,876,910    1,872,988
   Class B, $.10 par value. Authorized 10,000,000 shares;
    issued and outstanding 4,836,889 shares in 1996 and
    4,840,489 shares in 1995; convertible into Class A
    shares on a one-for-one basis........................     483,689      484,049
  Additional paid-in capital.............................  30,776,204   30,656,333
  Retained earnings......................................  43,097,649   52,846,986
                                                          ----------- ------------
                                                           76,234,452   85,860,356
  Less Class A treasury stock, 1,331,119 shares in 1996
   and 1,306,943 shares in 1995, at cost.................  11,979,054   11,823,544
                                                          ----------- ------------
    Total shareholders' equity...........................  64,255,398   74,036,812
                                                          ----------- ------------
Commitments and contingencies (notes 4, 7 and 8)
                                                          $90,781,954 $107,791,553
                                                          =========== ============

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED APRIL 30, 1996, 1995, AND 1994

                                          1996          1995          1994
                                      ------------  ------------  ------------
Revenues (note 6):
  License fees......................  $ 24,067,358  $ 20,780,444  $ 31,107,052
  Services..........................    30,682,172    36,049,657    41,492,285
  Maintenance.......................    22,807,555    22,631,551    21,622,555
                                      ------------  ------------  ------------
    Total revenues..................    77,557,085    79,461,652    94,221,892
                                      ------------  ------------  ------------
Cost of revenues:
  License fees......................    29,006,128    24,274,510    32,760,937
  Services..........................    22,097,912    21,864,138    21,331,001
  Maintenance.......................     4,800,138     4,167,879     5,859,773
                                      ------------  ------------  ------------
    Total cost of revenues..........    55,904,178    50,306,527    59,951,711
                                      ------------  ------------  ------------
Selling, general, and administrative
 expenses...........................    33,799,513    42,901,873    41,750,390
Provision for (recovery of) doubtful
 accounts...........................     3,182,590      (158,944)    6,626,099
                                      ------------  ------------  ------------
   Operating loss...................   (15,329,196)  (13,587,804)  (14,106,308)
Other income (expense):
  Interest income...................     1,672,049     2,044,864     2,492,378
  Other, net........................       897,255       200,464       (64,092)
                                      ------------  ------------  ------------
   Loss before income taxes.........   (12,759,892)  (11,342,476)  (11,678,022)
Income tax benefit (note 3).........    (3,010,555)   (4,653,314)   (5,090,000)
                                      ------------  ------------  ------------
   Net loss.........................  $ (9,749,337) $ (6,689,162) $ (6,588,022)
                                      ------------  ------------  ------------
Net loss per common and common
 equivalent share...................  $       (.44) $       (.30) $       (.30)
                                      ============  ============  ============
Weighted average number of common
 and common equivalent shares out-
 standing...........................    22,261,782    22,317,899    22,324,258
                                      ============  ============  ============

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   YEARS ENDED APRIL 30, 1996, 1995, AND 1994

                                        COMMON STOCK
                          -----------------------------------------
                                 CLASS A             CLASS B         ADDITIONAL                                 TOTAL
                          --------------------- -------------------    PAID-IN    RETAINED      TREASURY    SHAREHOLDERS'
                            SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL    EARNINGS       STOCK         EQUITY
                          ---------- ---------- ---------  --------  ----------- -----------  ------------  -------------
Balance at April 30,
 1993...................  18,598,601 $1,859,860 4,859,289  $485,929  $29,653,835 $76,841,914  $(10,810,813)  $98,030,725
Cash dividends
 declared--$.32 per
 share..................         --         --        --        --           --   (7,148,013)          --     (7,148,013)
Proceeds from stock
 options exercised at
 $2.22 to $6.67 per
 share..................      71,327      7,133       --        --       234,353         --            --        241,486
Conversion of Class B
 shares into Class A
 shares.................      18,800      1,880   (18,800)   (1,880)         --          --            --            --
Grants of compensatory
 stock options..........         --         --        --        --       526,930         --            --        526,930
Repurchase of 127,000
 Class A shares.........         --         --        --        --           --          --       (794,625)     (794,625)
Net loss................         --         --        --        --           --   (6,588,022)          --     (6,588,022)
                          ---------- ---------- ---------  --------  ----------- -----------  ------------   -----------
Balance at April 30,
 1994...................  18,688,728  1,868,873 4,840,489   484,049   30,415,118  63,105,879   (11,605,438)   84,268,481
Cash dividends
 declared--$.16 per
 share..................         --         --        --        --           --   (3,569,731)          --     (3,569,731)
Proceeds from stock
 options exercised at
 $2.22 to $4.11 per
 share..................      41,143      4,115       --        --        46,791         --            --         50,906
Grants of compensatory
 stock options..........         --         --        --        --       194,424         --            --        194,424
Repurchase of 85,000
 Class A shares.........         --         --        --        --           --          --       (296,250)     (296,250)
Issuance of 17,057 Class
 A shares under the
 Dividend Reinvestment
 and Stock Purchase
 Plan...................         --         --        --        --           --          --         78,144        78,144
Net loss................         --         --        --        --           --   (6,689,162)          --     (6,689,162)
                          ---------- ---------- ---------  --------  ----------- -----------  ------------   -----------
Balance at April 30,
 1995...................  18,729,871  1,872,988 4,840,489   484,049   30,656,333  52,846,986   (11,823,544)   74,036,812
Proceeds from stock
 options exercised at
 $2.75 to $4.56 per
 share and other stock
 option transactions....      35,612      3,562       --        --        95,308         --            --         98,870
Conversion of Class B
 shares into Class A
 shares.................       3,600        360    (3,600)     (360)         --          --            --            --
Grants of compensatory
 stock options..........         --         --        --        --        24,563         --            --         24,563
Repurchase of 25,000
 Class A shares.........         --         --        --        --           --          --       (160,000)     (160,000)
Issuance of 824 Class A
 shares under the
 Dividend Reinvestment
 and Stock Purchase
 Plan...................         --         --        --        --           --          --          4,490         4,490
Net loss................         --         --        --        --           --   (9,749,337)          --     (9,749,337)
                          ---------- ---------- ---------  --------  ----------- -----------  ------------   -----------
Balance at April 30,
 1996...................  18,769,083 $1,876,910 4,836,889  $483,689  $30,776,204 $43,097,649  $(11,979,054)  $64,255,398
                          ========== ========== =========  ========  =========== ===========  ============   ===========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED APRIL 30, 1996, 1995, AND 1994

                                           1996          1995         1994
                                       ------------  ------------  -----------
Cash flows from operating activities:
 Net loss............................. $ (9,749,337) $ (6,689,162) $(6,588,022)
 Adjustments to reconcile net loss to
  net cash provided by operating ac-
  tivities:
  Depreciation and amortization.......   12,151,135    11,748,244   12,159,628
  Net loss (gain) on investments......     (872,889)     (609,099)     326,019
  Loss on disposal of property........       18,807        38,376          --
  Equity in loss of investee..........      178,313           --           --
  Capitalized software impairment
   charge.............................    6,158,359           --     1,167,496
  Grants of compensatory stock op-
   tions..............................       24,563       194,424      526,930
  Deferred income taxes...............   (6,074,444)    1,026,352     (577,072)
  Changes in operating assets and lia-
   bilities:
   Net (increase) decrease in money
    market funds......................    4,725,831    (3,324,796)         --
   Purchases of trading securities....  (10,152,627)   (4,055,226)         --
   Proceeds from sale of trading secu-
    rities............................    1,833,268     8,947,802          --
   Proceeds from maturities of trading
    securities........................   11,536,021     6,265,487          --
   Accounts receivable................    1,358,211     3,489,632    9,207,942
   Prepaid expenses and other current
    assets............................   (1,141,786)     (375,114)  (1,675,610)
   Accounts payable and other liabili-
    ties..............................      222,044        73,690     (515,433)
   Income taxes.......................    7,482,686    (2,186,753)  (3,274,939)
   Deferred revenue...................   (1,244,296)     (522,096)     996,838
                                       ------------  ------------  -----------
    Net cash provided by operating ac-
     tivities.........................   16,453,859    14,021,761   11,753,777
                                       ------------  ------------  -----------
Cash flows from investing activities:
 Capitalized software development
  costs...............................  (12,750,536)   (7,352,301)  (7,315,470)
 Net decrease in money market funds...          --            --     9,659,922
 Purchases of investments.............          --            --    (7,624,256)
 Proceeds from maturities of invest-
  ments...............................          --            --     3,276,226
 Proceeds from sales of investments...          --            --     4,681,535
 Purchase of assets (note 4)..........          --            --    (3,300,000)
 Purchase of TXbase Systems, Inc.
  stock (note 4)......................          --       (827,164)         --
 Purchase of Intellimedia Commerce,
  Inc. stock (note 4).................     (850,000)          --           --
 Purchases of property and equipment..   (2,077,895)   (3,049,649)  (2,517,387)
                                       ------------  ------------  -----------
    Net cash used in investing activi-
     ties.............................  (15,678,431)  (11,229,114)  (3,139,430)
                                       ------------  ------------  -----------
Cash flows from financing activities:
 Repurchases of common stock..........     (160,000)     (296,250)    (794,625)
 Proceeds from Dividend Reinvestment
  Plan (note 5).......................        4,490        78,144          --
 Proceeds from exercise of stock op-
  tions...............................       98,870        50,906      241,486
 Dividends paid.......................          --     (3,569,731)  (7,148,013)
                                       ------------  ------------  -----------
    Net cash used in financing activi-
     ties.............................      (56,640)   (3,736,931)  (7,701,152)
                                       ------------  ------------  -----------
Net change in cash....................      718,788      (944,284)     913,195
Cash at beginning of year.............    1,228,461     2,172,745    1,259,550
                                       ------------  ------------  -----------
Cash at end of year................... $  1,947,249  $  1,228,461  $ 2,172,745
                                       ============  ============  ===========
Supplemental disclosure of cash re-
 ceived during the year for income
 taxes................................ $ (4,368,727) $ (3,492,913) $(1,237,989)
                                       ============  ============  ===========

          See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        APRIL 30, 1996, 1995, AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Basis of Presentation

  The consolidated financial statements include the accounts of American Software, Inc. and its wholly owned subsidiaries and its majority owned subsidiary (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

  The Company is engaged in the development, marketing, and support activities of a broad range of computer business applications software. The Company's operations are principally in the computer software industry with a computer operations outsourcing business.

 (b) Revenue Recognition

  License fees in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software providing collection is considered probable and no significant obligations remain outstanding. The percentage-of-completion method of accounting is utilized to recognize revenue on products under development for fixed amounts. Progress under the percentage-of-completion method is measured based on management's best estimate of the cost of work completed in relation to the total cost of work to be performed under the contract. Any estimated losses on products under development for fixed amounts are immediately recognized in the consolidated financial statements. All significant costs associated with maintenance included in the initial license fee are recognized.

  Revenue related to custom programming and education is recognized as the related services are performed.

  Maintenance revenue is recognized ratably over the term of the maintenance agreements.

  Deferred revenue represents advance payments to the Company by customers for services and products.

 (c) Investments

  Investments at April 30, 1996 and April 30, 1995, consist of money market funds, debt securities, and marketable equity securities. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as of May 1, 1994. Pursuant to the provisions of SFAS 115, the Company has classified its investment portfolio as "trading." "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net loss. The effect of adopting SFAS 115 was not significant and has been included in other income, net in the accompanying 1995 consolidated statement of operations.

 (d) Property and Equipment

  Property and equipment are recorded at cost. Depreciation of buildings, computer equipment, and office furniture and equipment is calculated using the straight-line method based upon estimated useful lives of 30 years, five years, and five years, respectively. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

 (e) Capitalized Computer Software Development Costs

  The Company capitalizes computer software development costs by project, commencing when technological feasibility for the respective product is established and concluding when the product is ready for general release to customers. The Company makes an ongoing assessment of the recoverability of its capitalized software projects by comparing the amount capitalized for each product group to the estimated net realizable value ("NRV") of the product group. If the NRV is less than the amount capitalized, a write-down to NRV is recorded. The Company capitalized computer software development costs totaling $12,750,536, $7,352,301, and $7,315,470 in 1996, 1995, and 1994, respectively.
The Company expensed $3,574,467 in 1996 and $1,167,496 in 1994 as these amounts were deemed unrealizable based on future revenue projections. Capitalized computer software development costs are being amortized using the straight-line method over an estimated useful life of three years. Amortization expense was $7,122,175, $7,029,442, and $7,491,124 in 1996, 1995,
and 1994, respectively.

  The total of research and development costs and additions to capitalized computer software development costs are $16,094,191, $12,552,301, and $11,665,470 in years 1996, 1995, and 1994, respectively. The Company incurred research and development costs totaling approximately $3,350,000, $5,200,000, and $4,350,000, which were expensed in 1996, 1995, and 1994, respectively.

 (f) Purchased Computer Software Costs

  Purchased computer software costs represent the cost of acquiring computer software. Amortization of purchased computer software costs is calculated using the straight-line method over a period of five years. Amortization expense was $2,423,552, $2,322,267, and $2,189,516 in 1996, 1995, and 1994,
respectively. The Company expensed $2,583,892 in 1996 as this amount was deemed unrealizable based on future revenue projections.

 (g) Income Taxes

  The Company accounts for income taxes using the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires an asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (h) Loss Per Common and Common Equivalent Share

  The loss per common and common equivalent share are based on the weighted average number of Class A and B shares outstanding, since the Company considers the two classes of common stock as one class for the purposes of the loss per share computation, and share equivalents from dilutive stock options outstanding during each year. Share equivalents are excluded from the aforementioned computation during loss periods.

 (i) Reclassifications

  Certain reclassifications were made to the 1994 consolidated financial statements to conform to the 1995 presentation.

 (j) Use of Estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

(2) INVESTMENTS

  As discussed in note 1, the Company adopted SFAS 115 as of May 1, 1994. The change in method of accounting for investments did not have a significant effect on the 1995 consolidated statement of operations. Prior years' financial statements have not been restated to apply the provisions of SFAS 115.

  Investments consist of the following:

                                                               APRIL 30
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
   Money market funds.................................. $ 1,326,292 $ 6,052,123
   Debt securities:
     U.S. Treasury securities..........................   1,490,885   1,460,892
     Tax-exempt state and municipal bonds..............  14,652,113  19,868,293
                                                        ----------- -----------
       Total debt securities...........................  16,142,998  21,329,185
                                                        ----------- -----------
   Equity securities...................................   6,737,879   3,895,465
                                                        ----------- -----------
                                                        $24,207,169 $31,276,773
                                                        =========== ===========

  In 1996 and 1995, the Company's investment portfolio experienced net unrealized holding gains of $872,889 and $609,099, respectively, which have been included in other income, net in the 1996 and 1995 consolidated statements of operations.

  At April 30, 1996, 99% of the tax-exempt state and municipal bonds related to state and municipal governments and authorities in Georgia.

  Proceeds from sale of debt securities were $2,321,676 in 1994 and proceeds from maturities of debt securities were $3,276,226 in 1994. Gross gains from sale of debt securities were $85,725 in 1994 and gross losses from sales of debt securities were $7,031 in 1994.

 (3) INCOME TAXES

 Income tax benefit consists of the following:

                                                 YEARS ENDED APRIL 30,
                                          -------------------------------------
                                             1996         1995         1994
                                          -----------  -----------  -----------
   Current:
     Federal............................. $(5,428,631) $(5,372,185) $(3,699,670)
     State...............................    (768,492)    (696,280)    (433,456)
                                          -----------  -----------  -----------
                                           (6,197,123)  (6,068,465)  (4,133,126)
                                          -----------  -----------  -----------
   Deferred:
     Federal.............................   2,992,958    1,191,589     (805,708)
     State...............................     193,610      223,562     (151,166)
                                          -----------  -----------  -----------
                                            3,186,568    1,415,151     (956,874)
                                          -----------  -----------  -----------
                                          $(3,010,555) $(4,653,314) $(5,090,000)
                                          ===========  ===========  ===========

  The Company's effective income tax rate of 24%, 41%, and 44% for the years ended April 30, 1996, 1995, and 1994, respectively, differs from the "expected" income tax benefit for those years calculated by applying the Federal statutory rate of 34% to loss before income taxes as follows:

                                             1996         1995         1994
                                          -----------  -----------  -----------
   Computed "expected" income tax bene-
    fit.................................  $(4,338,363) $(3,856,442) $(3,970,527)
   Increase (decrease) in income taxes
    resulting from:
     State income taxes, net of Federal
      income tax effect.................     (379,422)    (311,994)    (369,221)
     Foreign taxes paid.................       50,808      571,812      661,651
     Foreign tax credits................          --      (571,812)    (661,651)
     Tax-exempt interest income.........     (202,888)    (639,752)    (751,444)
     Cancellation of compensatory stock
      options...........................          --       226,530          --
     Change in the beginning-of-the year
      balance of the valuation allowance
      for deferred tax assets allocated
      to income tax benefit.............    1,980,209          --           --
     Other, net.........................     (120,899)     (71,656)       1,192
                                          -----------  -----------  -----------
                                          $(3,010,555) $(4,653,314) $(5,090,000)
                                          ===========  ===========  ===========

  The significant components of deferred income tax expense (benefit) attributable to loss before income taxes for the years ended April 30, 1996, 1995, and 1994 are as follows:

                                                  1996       1995      1994
                                               ---------- ---------- ---------
   Deferred tax expense (benefit)............. $1,206,359 $1,188,621 $(956,874)
   Cancellation of compensatory stock
    options...................................        --     226,530       --
   Increase in beginning-of-the year balance
    of the valuation allowance for deferred
    tax assets................................  1,980,209        --        --
                                               ---------- ---------- ---------
                                               $3,186,568 $1,415,151 $(956,874)
                                               ========== ========== =========

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1996 and 1995, are presented as follows:

                                                         1996         1995
                                                      -----------  -----------
   Deferred tax assets:
     Compensated absences and other expenses, due to
      accrual for financial reporting purposes......  $ 1,604,963  $ 1,107,994
     Accounts receivable, due to allowance for
      doubtful accounts.............................      455,760      724,007
     Compensation expense related to grants of
      nonqualified stock options....................      189,063      189,063
     Deferred gain on sale of real estate option....       72,520      169,214
     Net operating loss carryforwards...............    7,309,001          --
     Foreign tax credit carryforwards...............    1,780,209          --
     Other..........................................          --        79,270
                                                      -----------  -----------
       Total gross deferred tax assets..............   11,411,516    2,269,548
     Less valuation allowance.......................   (1,980,209)         --
                                                      -----------  -----------
       Net deferred tax assets......................    9,431,307    2,269,548
                                                      -----------  -----------
   Deferred tax liabilities:
     Capitalized computer software development
      costs.........................................   (8,714,078)  (7,730,382)
     Property and equipment, primarily due to
      differences in depreciation...................     (369,652)    (459,280)
     Other..........................................     (393,247)         --
                                                      -----------  -----------
       Total gross deferred tax liabilities.........   (9,476,977)  (8,189,662)
                                                      -----------  -----------
       Net deferred tax liability...................  $   (45,670) $(5,920,114)
                                                      ===========  ===========

  Refundable income taxes arose primarily from the 1995 and 1994 taxable losses that were carried back to earlier profitable years to recover income taxes previously paid.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at April 30, 1996.

  At April 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $18.0 million which are available to offset future federal taxable income, if any, through 2011. In addition, the Company has foreign tax credit carryforwards for federal income tax purposes of approximately $1.8 million which are available to offset future federal income taxes pursuant to the income tax laws. Such credits expire in varying amounts through 2001.

(4) ACQUISITIONS

  In January 1996, the Company acquired a 60% interest in Intellimedia Commerce, Inc., a company which builds and maintains systems for commerce on the internet, for $850,000. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. The related minority interest is not significant. The goodwill and capitalized computer software development cost are each being amortized over five year periods.

  In March 1995, the Company acquired a 30% interest in TXbase Systems, Inc., a client/server-based software company, for $827,164. This investment is being accounted for under the equity method. The excess investment over the underlying equity in net assets is being amortized using the straight-line method over a period of five years. In conjunction with the purchase, the Company extended TXbase Systems, Inc. a line of credit in the amount of $800,000 providing certain financial and other requirements are met. Any outstanding advance balance is convertible into additional equity ownership at the discretion of the Company. No advances on this line of credit were outstanding as of April 30, 1996.

  In July 1993, the Company purchased from Coda Corporation the proprietary rights to certain computer software for $3,300,000. In 1996, the Company wrote off the remaining unamortized balance.

(5) SHAREHOLDERS' EQUITY

  In fiscal 1992, the Company discontinued issuing options under its Incentive Stock Option Plan and its Nonqualified Stock Option Plan. There were 52,576 options outstanding under these plans at April 30, 1996. These plans were replaced with the 1991 Employee Stock Option Plan ("1991 Plan") and the Director and Officer Stock Option Plan ("D and O Plan"). Under the 1991 Plan, the Board of Directors is authorized to grant key employees options to purchase up to 1,650,000 shares of Class A common stock, plus any shares granted under the terminated plans that terminate or expire without being wholly exercised. These options are exercisable in four equal annual installments commencing one year from the effective date of grant. All options must be exercised within ten years of the effective date of grant, but will expire sooner if the optionee's employment terminates. Under the D and O Plan, the Board of Directors is authorized to grant directors and officers options to purchase up to 900,000 shares of Class A common stock. These options typically are exercisable based upon the terms of such options up to 10 years after the date of grant, but will expire sooner if the optionee's employment terminates. Additionally, both the 1991 Plan and D and O Plan can issue either incentive stock options or nonqualified stock options. Both the 1991 Plan and D and O Plan will terminate on May 13, 2001.

  Summarized option data for the incentive options and the nonqualified options as of April 30, 1996, is as follows:

                                                         SHARES      RANGE OF
                                                          UNDER       PRICE
                                                         OPTION     PER SHARE
                                                        ---------  ------------
   Options outstanding at April 30, 1995............... 2,213,050  $2.22 -15.00
   Options granted.....................................   776,330   3.625- 5.50
   Options exercised...................................   (35,612)  2.75 - 4.56
   Options canceled....................................  (341,950)  2.75 -15.00
                                                        ---------
   Options outstanding at April 30, 1996............... 2,611,818  $2.22 -15.00
                                                        =========  ============

  Incentive and nonqualified options exercisable at April 30, 1996, are 447,827 and 124,363 shares, respectively. Options available for grant at April 30, 1996, for the 1991 Plan and D and O Plan are 507,072 and 430,063 shares, respectively.

  Except for the election or removal of Directors and class votes as required by law or the Articles of Incorporation, holders of both classes of common stock vote as a single class on all matters with each share of Class A common stock entitled to cast one-tenth vote per share and each share of Class B common stock entitled to cast one vote per share. Neither has cumulative voting rights. Holders of Class A common stock, as a class, are entitled to elect 25% of the Board of Directors (rounded up to the nearest whole number of Directors) if the number of outstanding shares of Class A common stock is at least 10% of the number of outstanding shares of both classes of common stock. No cash or property dividend may be paid to holders of shares of Class B common stock during any fiscal year of the Company unless a dividend of $.05 per share has been paid in such year on each outstanding share of Class A common stock. This $.05 per share annual dividend preference is noncumulative.

  Dividends per share of Class B common stock during any fiscal year may not exceed dividends paid per share of Class A common stock during each year. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the shareholder. Class A and B shares are considered as one class for purposes of the loss per share computation.

  In 1995, the Company adopted a Dividend Reinvestment and Stock Purchase Plan retroactive to February 25, 1994. Under the Plan, 500,000 shares of the Company's Class A common stock were reserved for the use of the Dividend Reinvestment Plan. The shares are to be utilized from treasury stock to the extent available, with any additional shares to be utilized from authorized but unissued shares of Class A common stock. In 1996 and 1995, 824 shares and 17,057 shares, respectively, were issued pursuant to this plan.

(6) INTERNATIONAL REVENUES

  International revenues approximated $10,634,000 or 14%, $10,321,000 or 13%, and $16,442,000 or 17%, of consolidated revenues for the years ended April 30, 1996, 1995, and 1994, respectively, and were primarily from customers in Canada, Europe, Australia, and Asia.

(7) COMMITMENTS

  The Company leases an office facility from a partnership controlled by the two Class B shareholders, under an operating lease expiring in December 1996, with annual adjustments for inflation. Amounts expensed under this lease for the years ended April 30, 1996, 1995, and 1994 approximated $301,000, $291,000, and $285,000, respectively.

  The Company leases other office facilities, certain office equipment, and computer equipment under various operating leases expiring through 2001. Rental expense for these operating leases approximated $5,509,000, $5,866,000, and $3,586,000 for the years ended April 30, 1996, 1995, and 1994, respectively.

  Approximate aggregate minimum annual rentals under all long-term, noncancellable, operating leases are as follows:

     Years ending April 30,
        1997........................................................  $2,732,794
        1998........................................................   1,752,659
        1999........................................................   1,575,159
        2000........................................................     375,885
        2001........................................................      23,036
                                                                      ----------
                                                                      $6,459,533
                                                                      ==========

  The Company has a profit sharing plan covering all employees with at least 12 months of service. The Company's contribution to the plan is determined by the Board of Directors, and is limited to a maximum of fifteen percent (15%) of the compensation (as defined) of the participating employees during the Company's fiscal year, and is payable only out of the annual net earnings or accumulated earnings of the Company. Participants in the plan are entitled, but not required, to contribute a maximum of 15% of their annual compensation to the plan. The Company did not make contributions for 1996, 1995, or 1994.

(8) CONTINGENCIES

  The Company has been named as a defendant in legal actions arising from their normal business activities in which certain damages have been claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, based upon consultation with legal counsel, any such liability will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments, excluding investments, consisted of cash, trade accounts receivable and unbilled accounts receivable, refundable income taxes, accounts payable, accrued compensation and related costs, accrued royalties, other current liabilities and deferred revenue. These aforementioned financial instruments carrying amounts approximate fair value because of the short maturity of those instruments.

  The Company's investments are classified as "trading" and, accordingly, the carrying value represents fair value.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
American Software, Inc.:

  We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                        /s/KPMG Peat Marwick LLP
                                        ------------------------
                                        KPMG Peat Marwick LLP

Atlanta, Georgia
June 14, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are:

      NAME                       AGE                          POSITION
      ----                       ---                          --------
James C. Edenfield.............   61 President, Chief Executive Officer, Treasurer and Director
Thomas L. Newberry.............   63 Chairman of the Board of Directors
David H. Gambrell..............   66 Director
Thomas R. Williams.............   67 Director
James L. Altman................   62 Vice President-Facilities
Paul Di Bono, Jr...............   57 Senior Vice President, General Manager-Midrange Division
J. Michael Edenfield...........   38 Executive Vice President, Chief Operating Officer
Ellen M. Valentine.............   35 Vice President-Marketing
Peter W. Pamplin...............   41 Controller
James R. McGuone...............   48 Secretary

  All directors hold office until the next annual meeting of the shareholders of the Company. Executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

  Mr. James C. Edenfield is a co-founder of the Company and has served as Chief Executive Officer since November, 1989, and as Co-Chief Executive Officer for more than five years prior to that time. He has been a Director since 1971. Prior to founding the Company, Mr. Edenfield held several executive positions and was a director of Management Science America, Inc., an applications software development and sales company. He holds a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology.

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

  Mr. Gambrell has served as a Director of the Company since January, 1983. He has been a practicing attorney since 1952, and is a partner of the law firm of Gambrell & Stolz, L.L.P., counsel to the Company. He served as a member of the United States Senate from the State of Georgia in 1971 and 1972. Mr. Gambrell holds a Bachelor of Science degree from Davidson University and a J.D. degree from the Harvard Law School.

  Mr. Williams has served as a Director of the Company since April, 1989. He is currently the President of the Wales Group, Inc., a closely-held corporation engaged in investments and venture capital, and has held such position since 1987. He is a Former Chairman of the Board of First Wachovia Corporation, First National Bank of Atlanta and First Atlanta Corporation. He holds a Bachelor of Science degree in Industrial Engineering from the Georgia Institute of Technology and a Master of Science degree in Industrial Management from the Massachusetts Institute of Technology. Mr. Williams is a director of BellSouth Corporation; Georgia Power Company; National Life Insurance Company of Vermont; ConAgra, Inc.; and AppleSouth, Inc. He is also a trustee of The Fidelity Group of Mutual Funds.

  Mr. Altman joined the Company in June, 1972. In December, 1977, he became a Vice President responsible for systems development and project management. Mr. Altman holds a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology and is a registered professional engineer with the State of Georgia.

  Mr. Di Bono joined the Company in January, 1982 and in July, 1993 was elected Senior Vice President and General Manager for Midrange Division. Prior to that time, he served as Vice President for Marketing since December, 1985. Mr. Di Bono holds a B.S. degree in industrial psychology/business administration from Iowa State University.

  Mr. J. Michael Edenfield joined the Company in September, 1981 and has served as Senior Vice President of North American Sales and Marketing of American Software USA, Inc. since July, 1993. Prior to holding that position, he served as Senior Vice President of North American Sales from August, 1992 to July, 1993, as Group Vice President from May, 1991 to August, 1992 and as Regional Vice President from May, 1987 to May, 1991. Mr. Edenfield holds a Bachelor of Industrial Management degree from the Georgia Institute of Technology. Mr. Edenfield is the son of James C. Edenfield, Chief Executive Officer of the Company.

  Ms. Valentine joined the Company in May, 1995. In February, 1996 she was named Vice President of Marketing. From December, 1984 to May, 1995, Ms. Valentine was employed by IBM, where she held a variety of marketing and sales management positions. Ms. Valentine holds a Bachelor of Science degree from Pennsylvania State University.

  Mr. Pamplin joined the Company in February, 1985 and became Controller in August, 1987. Mr. Pamplin holds a B.S. in Biochemistry and an M. B. A. from Virginia Polytechnic Institute and State University.

  Mr. McGuone was elected the Secretary of the Company in May, 1988. He has been a practicing attorney since 1972, and is a partner of the law firm of Gambrell & Stolz, L.L.P., counsel to the Company. Mr. McGuone holds a B.A. degree from Pennsylvania State University and a J.D. degree from Fordham University School of Law.

  Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and holders of more than 10% of the Common Stock are required by regulations promulgated by the Commission pursuant to the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file. The Company assists officers and directors in complying with the reporting requirements of Section 16(a) of the Exchange Act.

  Based upon review of filings made under Section 16(a) of the Exchange Act, not all of the reports required to be filed have been filed as of this date. The Company is aware of the following Form 5 reports that have not yet been filed with the Commission by directors of the Company:

                                                NUMBER OF
        INDIVIDUALS REQUIRED         NUMBER OF TRANSACTIONS      NATURE OF
          TO FILE REPORTS             REPORTS  NOT REPORTED     TRANSACTIONS
        --------------------         --------- ------------     ------------
James C. Edenfield..................      1          1      Gift of stock
Thomas L. Newberry..................      1          3      Two stock option
                                                            grants received; one
                                                            gift of stock
David H. Gambrell...................      1          2      Two stock option
                                                            grants received
Thomas L. Williams..................      1          2      Two stock option
                                                            grants received

  It is anticipated that these reports will be filed within ten days after the filing of this annual report on Form 10-K. Based upon its review of the copies of forms received by it, the Company believes that since May 1, 1995 all other
Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

  This information is set forth under the caption "Certain Information Regarding Executive Officers and Directors" in the Company's 1996 Proxy Statement (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is set forth under the caption "Voting Securities--Security Ownership" in the Company's 1996 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is set forth under the caption "Certain Information Regarding Executive Officers and Directors--Certain Transactions; Compensation Committee and Relationship to Company" in the Company's 1996 Proxy Statement, which information is incorporated herein by reference. Refer also to the Properties Section (Part I, Item 2) of this report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report.

  1. Financial statements;

    All financial statements of the Company as described in Item 8 of this report on Form 10-K.

  2. Financial statement schedule included in Part IV of this Form:

                                                                           PAGE
                                                                           ----
    Schedule II--Consolidated Valuation Accounts--for the three years ended
  April 30, 1996                                                           32

  All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

  3. Exhibits

  The following exhibits are filed herewith or incorporated herein by reference:

  3.1 The Company's Amended and Restated Articles of Incorporation, and amendments thereto, included as Exhibit 3.1 to the Company's Form
      10-Q for the quarter ended October 31, 1990, and incorporated herein by this reference.
  3.2 The Company's Amended and Restated By-Laws dated November 13,
      1989, included as Exhibit 3.1 to the Form 10-Q for the quarter ended January 31, 1990, and incorporated herein by this reference.
 10.1 Amended and Restated 1991 Employee Stock Option Plan effective
      August 23, 1994, included as Exhibit 10.1 to the Form 10-Q for the quarter ended July 31, 1995, and incorporated herein by this reference.
 10.2 Amended and Restated Directors and Officers Stock Option Plan effective August 23, 1994, included as Exhibit 10.2 to the Form
      10-K for the fiscal year ended April 30, 1995, and incorporated herein by this reference.
 10.3 Stock Option Agreement between the Company and James C. Edenfield dated May 15, 1990, included as Exhibit 10.5 to the Company's Form
      10-K for the fiscal year ended April 30, 1990 and incorporated herein by this reference.

                                                                            ---
 10.4 Stock Option Agreement between the Company and James C. Edenfield dated January 30, 1995, included as Exhibit 10.4 to the Form 10-K for the fiscal year ended April 30, 1995, and incorporated herein by this reference.
 10.5 American Software, Inc. 401(k)/Profit Sharing Plan and Trust
      Agreement included as Exhibits 4.1 and 4.2, respectively, to the
      Registrant's Registration Statement No. 33-55214 on Form S-8 and
      incorporated herein by this reference.
 10.6 Lease Agreement dated December 15, 1981, between Company and
      Newfield Associates, included as Exhibit 10.6 to the Company's
      Registration Statement Number 2-81444 on Form S-1 (the "1983
      Registration Statement") and incorporated herein by this reference.
 10.7 Amendment dated January 14, 1983, to Lease Agreement between the
      Company and Newfield Associates, included as Exhibit 10.7 to the
      1983 Registration Statement and incorporated herein by this reference.
 11.1 Statement re: Computation of Per Share Loss.
 21.1 Subsidiaries.
 23.1 Independent Auditors' Consent.
 27.1 Financial Data Schedule.

(b) Reports on Form 8-K

  The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AMERICAN SOFTWARE, INC.

                                                  /s/ James C. Edenfield
                                          By: _________________________________
                                               JAMES C. EDENFIELD PRESIDENT,
                                            CHIEF EXECUTIVE OFFICER, TREASURER
                                                       AND DIRECTOR

DATE:

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

       /s/ James C. Edenfield          President, Chief         July 26, 1996
- - -------------------------------------   Executive Officer,
         JAMES C. EDENFIELD             Treasurer and
                                        Director

       /s/ Thomas L. Newberry          Chairman of the          July 26, 1996
- - -------------------------------------   Board of Directors
         THOMAS L. NEWBERRY

        /s/ David H. Gambrell          Director                 July 26, 1996
- - -------------------------------------
          DAVID H. GAMBRELL

       /s/ Thomas R. Williams          Director                 July 26, 1996
- - -------------------------------------
         THOMAS R. WILLIAMS

        /s/ Peter W. Pamplin           Chief Accounting         July 26, 1996
- - -------------------------------------   Officer and Acting
          PETER W. PAMPLIN              Chief Financial
                                        Officer

                                                                     SCHEDULE II

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED VALUATION ACCOUNTS

                   YEARS ENDED APRIL 30, 1996, 1995, AND 1994

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                             ADDITIONS
                                 BALANCE AT   CHARGED                   BALANCE
                                 BEGINNING    TO COSTS                  AT END
 YEAR ENDED                       OF YEAR   AND EXPENSES DEDUCTIONS(1)  OF YEAR
 ----------                      ---------- ------------ ------------- ---------
April 30, 1994.................. $1,400,000  6,626,099     4,226,099   3,800,000
April 30, 1995..................  3,800,000   (158,944)    1,734,772   1,906,284
April 30, 1996..................  1,906,284  2,371,306     3,077,590   1,200,000

- - --------
(1) Write-offs of accounts receivable.

DEFERRED INCOME TAX VALUATION ALLOWANCE

                                                ADDITIONS
                                    BALANCE AT   CHARGED                BALANCE
                                    BEGINNING    TO COSTS               AT END
 YEAR ENDED                          OF YEAR   AND EXPENSES DEDUCTIONS  OF YEAR
 ----------                         ---------- ------------ ---------- ---------
April 30, 1994.....................    $--            --       --            --
April 30, 1995.....................     --            --       --            --
April 30, 1996.....................     --      1,980,209      --      1,980,209

                                 EXHIBIT INDEX

 EXHIBIT                                                                   PAGE
 NUMBER                      DESCRIPTION OF EXHIBITS                      NUMBER
 -------                     -----------------------                      ------
  11.1   Statement re: Computation of Per Share Loss ...................   34
  21.1   Subsidiaries ..................................................   35
  23.1   Independent Auditors' Consent .................................   36
   27    Financial Data Schedule .......................................