Form 10-Q
period 1996-07-31
AMERICAN SOFTWARE INC
filed 1996-09-13
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended            July  31, 1996
                                ----------------------------------------------

                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

Commission File Number:   0-12456
                          ----------------------------------------------------



                            AMERICAN SOFTWARE, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Georgia                                        58-1098795
- -------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia         30305
- -------------------------------------------------      -----------
(Address of principal executive offices)                (Zip Code)

                                (404) 261-4381
               -------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                         -------      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Classes                       Outstanding at September 10, 1996
- ------------------------------------       ---------------------------------
Class A Common Stock, $.10 par value               17,506,416  Shares

Class B Common Stock, $.10 par value                4,819,289  Shares

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                   Form 10-Q

                          Quarter ended July 31, 1996

                                     Index
                                     -----



                                                                           Page
                                                                            No.
                                                                           ----

Part I - Financial Information

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets - Unaudited - July  31, 1996
      and April 30, 1996                                                   3-4


    Condensed Consolidated Statements of Operations
    -  Unaudited - Three Months ended July 31, 1996 and 1995                 5


    Condensed Consolidated Statement of Shareholders' Equity
    -  Unaudited - Three Months ended July 31, 1996                          6


    Condensed Consolidated Statements of Cash Flows
    -  Unaudited - Three Months ended July  31, 1996 and July 31, 1995       7


    Notes to Condensed Consolidated Financial Statements                     8


Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               9-10


Part II - Other Information                                                 11



PART I  FINANCIAL INFORMATION
- ------

Item 1.  Financial Statements



                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)



                                               July 31, 1996   April 30, 1996
                                               -------------   --------------


ASSETS
Current assets:
  Cash                                                   $ 1,857,992  $ 1,947,249
  Investments                                             21,725,018   24,207,169
  Trade accounts receivable, less allowance
     for doubtful accounts of $1,200,000 at
     July 31, 1996 and April  30, 1996                    12,886,215   14,106,363
  Unbilled accounts receivable                             1,392,926      953,089
  Current deferred income taxes                            1,938,059    1,938,059
  Refundable income taxes                                    795,187    1,021,915
  Prepaid expenses and other current assets                2,125,495    1,880,485
                                                         -----------  -----------
       Total current assets                               42,720,892   46,054,329
                                                         -----------  -----------

Property and equipment, at cost                           39,788,059   39,423,021
  Less accumulated depreciation and amortization          22,434,891   21,804,448
                                                         -----------  -----------
       Net property and equipment                         17,353,168   17,618,573
                                                         -----------  -----------

Capitalized computer software development costs, net      25,168,416   22,943,859
Purchased computer software costs, net                     1,062,093    1,231,076
                                                         -----------  -----------
       Total computer software costs                      26,230,509   24,174,935
                                                         -----------  -----------

Other assets, net                                          3,037,706    2,934,117
                                                         -----------  -----------

                                                         $89,342,275  $90,781,954
                                                         ===========  ===========




See accompanying notes to condensed consolidated financial statements.

                                                            (continued)

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
          Condensed Consolidated Balance Sheets(Unaudited), Continued

                                                          July 31, 1996     April 30, 1996
                                                          -------------     --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $ 5,068,342        $ 4,940,084
  Accrued compensation and related costs                      3,773,044          3,656,371
  Accrued royalties                                           1,111,320            946,548
  Other current liabilities                                   3,244,059          3,493,964
  Deferred revenue                                           10,999,722         11,505,860
                                                            -----------        -----------
          Total current liabilities                          24,196,487         24,542,827

Deferred income taxes                                         1,983,729          1,983,729
                                                            -----------        -----------
          Total liabilities                                  26,180,216         26,526,556
                                                            -----------        -----------

Shareholders' equity:
  Common stock:
     Class A, $.10 par value.  Authorized
       50,000,000 shares; issued 18,822,020
       shares at July 31, 1996 and 18,769,083
       shares at April 30, 1996                               1,882,204         1,876,910
     Class B, $.10 par value.  Authorized
       10,000,000 shares; issued and outstanding
       4,819,289 shares at July 31, 1996 and
       4,836,889 shares at April 30,1996;
       convertible into Class A shares
       on a one-for-one basis                                   481,929           483,689

  Additional paid-in capital                                 30,881,555        30,776,204
  Retained earnings                                          41,894,489        43,097,649
                                                            -----------       -----------
                                                             75,140,177        76,234,452
  Less Class A treasury stock, 1,330,923 shares at
     July 31, 1996 and 1,331,119 shares
     at April 30, 1996, at cost                              11,978,118        11,979,054
                                                            -----------       -----------
          Total shareholders' equity                         63,162,059        64,255,398
                                                            -----------       -----------

                                                            $89,342,275       $90,781,954
                                                            ===========       ===========


See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                                 For the Three Months Ended
                                                                         July 31,
                                                                 --------------------------
                                                               1996                 1995
                                                           ------------        ------------

Revenues:
    License fees                                            $ 5,473,938   $ 7,449,508
    Services                                                  7,444,198     7,608,850
    Maintenance                                               5,207,886     5,899,312
                                                            -----------   -----------
         Total revenues                                      18,126,022    20,957,670
                                                            -----------   -----------

Cost of revenues:
    License fees                                             2,279,439     3,481,205
    Services                                                 6,628,774     5,909,905
    Maintenance                                              1,815,249     1,979,188
                                                           -----------   -----------
         Total cost of revenues                             10,723,462    11,370,298
                                                           -----------   -----------

Research and development expenses                            3,587,149     3,546,205
    Less: Capitalizable software                            (3,067,471)   (2,655,334)
Marketing and sales expenses                                 5,156,866     5,222,052
General and administrative expenses                          3,048,701     3,449,328
                                                           -----------   -----------

         Operating earnings (loss)                          (1,322,685)       25,121

Other income, net                                              119,525       588,876
                                                           -----------   -----------

     Earnings (loss) before income taxes                    (1,203,160)      613,997

Income tax expense                                                   -       246,035
                                                           -----------   -----------

         Net earnings (loss)                               $(1,203,160)  $   367,962
                                                           ===========   ===========

Earnings (loss) per common and
    common equivalent share                                      $(.05)         $.02
                                                           ===========   ===========

Weighted average number of
    common and common
    equivalent shares outstanding                             22,297,778    23,391,219
                                                             ===========   ===========



See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                            Condensed Consolidated
                       Statement of Shareholders' Equity
                                  (Unaudited)


                                                         Three months ended July 31, 1996
                         -----------------------------------------------------------------------------------------------------
                                          Common stock
                         ----------------------------------------------
                                Class A                    Class B          Additional                                  Total
                         ------------------------   ---------------------    paid-in      Retained      Treasury    shareholders'
                           Shares       Amount       Shares      Amount      capital      earnings       stock         equity
                         ----------    ----------  ---------   ---------   -----------  ------------  -----------   -----------
Balance at
  April 30, 1996         18,769,083    $1,876,910  4,836,889   $483,689   $30,776,204  $43,097,649   $(11,979,054)  $64,255,398

Net earnings                     --            --         --         --            --   (1,203,160)            --    (1,203,160)

Proceeds from stock
  options exercised          35,337         3,534         --         --       102,249           --             --       105,783

Proceeds from dividend
  reinvestment and stock
  purchase plan                  --            --         --         --            --           --            936           936

Conversion of Class B
 shares into
  Class A shares             17,600         1,760    (17,600)    (1,760)           --           --             --            --

Grants of compensatory
  stock options                  --            --         --         --         3,102           --             --         3,102
                         ----------    ----------  ---------   --------   -----------  -----------   ------------   -----------

Balance at
  July 31, 1996          18,822,020    $1,882,204  4,819,289   $481,929   $30,881,555  $41,894,489   $(11,978,118)  $63,162,059
                         ==========    ==========  =========   ========   ===========  == ========   ============   ===========



    See accompanying notes to condensed consolidated financial statements.


                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                  For the
                                                                             Three Months Ended
                                                                                  July 31,
                                                                       --------------------------
                                                                          1996           1995
                                                                      -----------    -----------

Cash flows from operating activities:
 Net earnings (loss)                                                  $(1,203,160)   $   367,962
 Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                                        1,686,562      2,910,124
   Loss on disposal of fixed assets                                            94              -
   Equity in loss of investee                                              35,054        100,345
   Net (gain) loss on investments                                         266,469       (303,846)
   Grants of compensatory stock options                                     3,102          5,212
   Deferred income taxes                                                        -     (1,646,669)
   Change in operating assets and liabilities:
    Net increase in money market funds                                   (837,189)    (3,154,712)
    Purchases of investments                                              (34,125)    (1,282,964)
    Proceeds from sales and maturities of investments                   3,086,996      2,255,033
    Accounts receivable                                                   780,311        106,441
    Prepaids and other assets                                            (427,865)       292,765
    Accounts payable and other accrued liabilities                        159,798       (295,749)
    Income taxes                                                          226,728      5,977,721
    Deferred revenue                                                     (506,138)      (407,708)
                                                                      -----------    -----------

  Net cash provided by operating activities                             3,236,637      4,923,955
                                                                      -----------    -----------

Cash flows from investing activities
 Capitalized software development costs                                (3,067,471)    (2,655,334)
 Purchases of property and equipment                                     (365,142)      (553,702)
                                                                       -----------    -----------

  Net cash used in investing activities                                (3,432,613)    (3,209,036)
                                                                      -----------    -----------

Cash flows from financing activities:
 Proceeds from exercise of stock options                                  105,783              -
 Proceeds from dividend reinvestment
  and stock purchase plan                                                     936          1,555
                                                                       -----------    -----------


  Net cash provided by financing activities                               106,719          1,555
                                                                      -----------    -----------

  Net increase (decrease) in cash                                         (89,257)     1,716,474
                                                                      -----------    -----------

Cash at beginning of period                                             1,947,249      1,228,461
                                                                      -----------    -----------

Cash at end of period                                                 $ 1,857,992    $ 2,944,935
                                                                      ===========    ===========

Supplemental disclosure of cash paid (received) during the
period for income taxes                                               $   114,453    $(4,085,017)
                                                                      ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 July 31, 1996


A. Basis of Presentation
   ---------------------

   The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in the 1996 Annual Report on Form 10-
   K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated. Certain reclassifications were made to the fiscal 1996 amounts to conform to classifications adopted in fiscal 1997.

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

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

ITEM 2.

RESULTS OF OPERATIONS
- ---------------------

For the quarter ended July 31, 1996, revenues totaled $18,126,022, down 14% from $20,957,670 in the corresponding quarter of fiscal 1996. Software license fees were 27% lower than the first quarter of fiscal 1996. The reduction in license fee revenues for the first quarter of fiscal 1997 was primarily due to a significant shortfall in sales of the Company's legacy mainframe products. Revenues from sales of its client server product, Supply Chain Planning, increased 45% over the same quarter last year. The Company's ability to stabilize and increase license fee revenues in the near term will depend primarily on its ability to make sales of its mainframe and midrange products while it expands its client server business.

Services revenues were 2% lower than the corresponding quarter a year ago. One factor contributing to the lower levels is a lower rate of services requested for the Company's client server products than that experienced for its mainframe products. The Company expects to generate services revenues by assisting its customers in preparing their enterprise solutions to operate successfully through the turn of the millennium. Additionally, the Company continues to refine its services model for client server implementations.

Maintenance revenues decreased 12% from first quarter 1996. The quarterly decline was due to reduced license fees, from which maintenance fees are generated.

The cost of revenues for license fees decreased 35% compared to the first quarter of fiscal 1996 due to lower amortization of capitalized software and purchased software due to write-offs made in the fourth quarter of fiscal 1996. Services costs increased 12% versus the same quarter a year ago due to increased
outsourcing costs.   Maintenance costs decreased 8% compared to the year ago
first quarter due to reduced maintenance activities as compared to the quarter ended July 31, 1995.

Research and development expenditures increased 1% as compared to first quarter of fiscal 1996, with a 16% increase in the amount of these expenditures that were capitalizable. Marketing and sales expense decreased 1% over the corresponding quarter of fiscal 1996.

General and administrative expenses decreased 12% for the quarter ended July 31, 1996 over the same period in fiscal 1996. The expenses decreased in several categories due to management's continued attention to cost control.

Other income decreased approximately $469,000 for the quarter over the same period in fiscal 1996. The decrease is primarily due to decreases in the fair market value of the Company's stock and bond portfolios, which are treated as a "trading" portfolio under SFAS 115. Therefore, any decrease in market value of these portfolios has the effect of reducing other income.

The effective tax rate was 0% as compared to 40% in the first quarter of fiscal 1996. The Company's tax rate fluctuated because the Company has established a full valuation allowance against carryforward benefits arising from current net operating losses, since the realization of tax benefits from operating loss carryforwards is not assured. Accordingly, the Company has recorded no tax benefit for the current quarter net operating loss.

FINANCIAL CONDITION
- -------------------

The Company's operating activities provided cash of approximately $3.2 million for the three months ended July 31, 1996 and approximately $4.9 million in the prior year period. This decrease of approximately $1.7 million occurred because the Company had a net loss of approximately $1.2 million for the three months ended July 31, 1996 and net earnings of approximately $368,000 for the prior year period. The Company received an income tax refund of approximately $4.1 million in the prior year period from the carryback of a net operating loss from the year ended April 30, 1995 which resulted in a lesser use of the Company's investment portfolio for working capital purposes in the prior year period.

Cash used for investing activities was approximately $3.4 million for the three months ended July 31, 1996 and approximately $3.2 million in the prior year period. Comparing these two periods, one component of investing activities, capitalized software development costs, increased approximately $400,000 as a result of increased product development efforts. Partially offsetting this increase, purchases of property and equipment decreased approximately $200,000 as between the three months ended July 31, 1996 and 1995.

The Company's current ratio was 1.8 to 1 on July 31, 1996. Liquidity remains strong, with cash and short-term investments totaling 26% of total assets. The Company believes that existing cash and short-term investments as well as cash from operations will be sufficient to meet its operational objectives for at least the next twelve month period, though it may seek additional capital to fund its continuing software development.

IMPORTANT CONSIDERATIONS RELATED TO FORWARD-LOOKING STATEMENTS
- --------------------------------------------------------------

It should be noted that this discussion contains forward-looking statements which are subject to substantial risks and uncertainties. There are a number of factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could effect the future performance of the Company. Furthermore, projections regarding services revenues from preparing customers for the turn of the millennium are even more uncertain due to the fact that there is no precedent for providing these kinds of services.

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

         (b) No reports on Form 8-K were filed during the quarter ended July 31, 1996.



                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN SOFTWARE, INC.

DATE    September 13, 1996          /s/James C. Edenfield
     --------------------------     -----------------------------------
                                    James C. Edenfield
                                    President, Chief Executive Officer
                                    and Treasurer

DATE    September 13, 1996          /s/Peter W. Pamplin
     --------------------------     -----------------------------------
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