Form 10-Q
period 1996-10-31
AMERICAN SOFTWARE INC
filed 1996-12-16
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           October 31, 1996
                                --------------------------------------------

                    OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ________________

Commission File Number:  0-12456
                         ---------------------------------------------------




                            AMERICAN SOFTWARE, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                      58-1098795
-------------------------------            -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia                30305
-------------------------------------------------             -----------
(Address of principal executive offices)                       (Zip Code)

                                (404) 261-4381
              -------------------------------------------------
             (Registrant's telephone number, including area code)



                                     None
------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                         -------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Classes                      Outstanding at December 11, 1996
-------------------------------------     --------------------------------
Class A Common Stock, $.10 par value             17,542,665  Shares

Class B Common Stock, $.10 par value              4,815,289  Shares

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES


                                   Form 10-Q

                        Quarter ended October 31, 1996

                                     Index
                                     -----



                                                                           Page
                                                                            No.
                                                                           ----

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets
    - Unaudited - October 31, 1996 and April 30, 1996                      3-4

    Condensed Consolidated Statements of Operations
    - Unaudited - Three Months and Six Months ended October 31, 1996 and
    October 31, 1995                                                         5

    Condensed Consolidated Statement of Shareholders' Equity
    - Unaudited - Six Months ended October 31, 1996                          6

    Condensed Consolidated Statements of Cash Flows
    - Unaudited - Six Months ended October 31, 1996 and October 31, 1995     7

    Notes to Condensed Consolidated Financial Statements                     8

   Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition                            9-11

PART II - OTHER INFORMATION                                              12-13

PART I  FINANCIAL INFORMATION
------

Item 1.  Financial Statements



                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (Unaudited)


                                                   October 31, 1996     April 30, 1996
                                                   ----------------     --------------
ASSETS
Current assets:
 Cash                                                   $ 2,790,956       $ 1,947,249
 Investments                                             19,075,422        24,207,169
 Trade accounts receivable, less allowance for
  doubtful accounts of $1,429,495 at October 31, 1996
  and $1,200,000 at April  30, 1996                      11,791,458        14,106,363
 Unbilled accounts receivable                             3,537,129           953,089
 Current deferred income taxes                            1,938,373         1,938,059
 Refundable income taxes                                    797,047         1,021,915
 Prepaid expenses and other current assets                1,956,690         1,880,485
                                                        -----------       -----------
    Total current assets                                 41,887,075        46,054,329
                                                        -----------       -----------

Property and equipment, at cost                          39,904,909        39,423,021
 Less accumulated depreciation and amortization          22,977,343        21,804,448
                                                        -----------       -----------
    Net property and equipment                           16,927,566        17,618,573
                                                        -----------       -----------

Capitalized computer software development costs, net     26,415,858        22,943,859
Purchased computer software costs, net                      946,344         1,231,076
                                                        -----------       -----------
    Total computer software costs                        27,362,202        24,174,935
                                                        -----------       -----------

Other assets, net                                         2,614,570         2,934,117
                                                        -----------       -----------

                                                        $88,791,413       $90,781,954
                                                        ===========       ===========


See accompanying notes to condensed consolidated financial statements.
                                                            (continued)

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
          Condensed Consolidated Balance Sheets(Unaudited), Continued


                                                 October 31, 1996    April 30, 1996
                                                 ----------------    --------------

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $ 4,562,454      $ 4,940,084
 Accrued compensation and related costs                4,054,071        3,656,371
 Accrued royalties                                     1,278,127          946,548
 Other current liabilities                             2,859,616        3,493,964
 Deferred revenue                                     10,359,582       11,505,860
                                                     -----------      -----------
    Total current liabilities                         23,113,850       24,542,827

Deferred income taxes                                 1,983,729         1,983,729
                                                    -----------       -----------
    Total liabilities                                25,097,579        26,526,556
                                                    -----------       -----------

Shareholders' equity:
 Common stock:
   Class A, $.10 par value.  Authorized 50,000,000
     shares; issued 18,854,282 shares at
     October 31, 1996 and 18,769,083 shares at
     April 30, 1996                                     1,885,429       1,876,910
   Class B, $.10 par value.  Authorized 10,000,000
     shares; issued and outstanding 4,815,289
     shares at October 31, 1996 and 4,836,889 shares
     at April 30,1996; convertible into Class A shares
     on a one-for-one basis                              481,529          483,689

  Additional paid-in capital                          30,965,857       30,776,204
  Retained earnings                                   42,338,336       43,097,649
                                                     -----------      -----------
                                                      75,671,152        76,234,452
 Less Class A treasury stock, 1,330,777 shares at
   October 31, 1996 and 1,331,119 shares
   at April 30, 1996, at cost                         11,977,317        11,979,054
                                                     -----------       -----------
       Total shareholders' equity                     63,693,834        64,255,398
                                                     -----------       -----------

                                                     $88,791,413       $90,781,954
                                                     ===========       ===========


See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                     For the                           For the
                                        ---------------------------------      ----------------------------
                                               Three Months Ended                     Six Months Ended
                                        ---------------------------------      ----------------------------
                                                   October 31,                           October 31,
                                        ---------------------------------      ----------------------------
                                              1996                1995             1996           1995
                                        --------------      -------------      -------------  -------------

Revenues:
  License fees                            $ 6,928,149        $ 7,334,989        $12,402,087    $14,784,497
  Services                                  7,576,993          8,209,769         15,021,191     15,818,619
  Maintenance                               5,444,311          5,863,484         10,652,197     11,762,796
                                          -----------        -----------        -----------    -----------
     Total revenues                        19,949,453         21,408,242         38,075,475     42,365,912
                                          -----------        -----------        -----------    -----------

Cost of revenues:
  License fees                              2,412,094          3,041,407          4,691,533      6,522,612
  Services                                  6,600,734          6,356,437         13,229,508     12,266,342
  Maintenance                               2,087,336          1,945,542          3,902,585      3,924,730
                                          -----------        -----------        -----------    -----------
     Total cost of revenues                11,100,164         11,343,386         21,823,626     22,713,684
                                          -----------        -----------        -----------    -----------

Research and development expenses           3,013,766          4,000,400          6,600,915      7,546,605
   Less:  Capitalizable software           (2,260,260)        (2,806,321)        (5,327,731)    (5,461,655)
Marketing and sales expenses                4,893,622          5,301,213         10,050,488     10,523,265
General and administrative expenses         3,186,378          3,525,112          6,235,079      6,974,442
                                          -----------        -----------        -----------    -----------

     Operating earnings (loss)                 15,783             44,450         (1,306,902)        69,571

Other income, net                             509,834            616,699            629,359      1,205,575
                                          -----------        -----------        -----------    -----------

    Earnings (loss) before
      income taxes                            525,617            661,149           (677,543)     1,275,146

Income tax  expense                            81,770            252,226             81,770        498,261
                                          -----------        -----------        -----------    -----------

     Net earnings (loss)                  $   443,847        $   408,923        $  (759,313)   $   776,885
                                          ===========        ===========        ===========    ===========

Earnings (loss) per common and
  common equivalent share                        $.02               $.02              $(.03)          $.03
                                          ===========        ===========        ===========    ===========

Weighted average number of
 common and common
  equivalent shares outstanding            23,449,388         23,725,016         22,312,898     23,744,367
                                          ===========        ===========        ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                                  (Unaudited)

                                                                  Six months ended October 31, 1996
                             ------------------------------------------------------------------------------------------------------
                                               Common stock
                             ----------------------------------------------
                                      Class A               Class B           Additional                                  Total
                             ----------------------  ----------------------    paid-in      Retained       Treasury    shareholders'
                               Shares      Amount      Shares      Amount      capital      earnings        stock         equity
                             ----------  ----------  -----------  ---------  -----------  ------------  -------------  -------------


Balance at
 April 30, 1996              18,769,083  $1,876,910   4,836,889   $483,689   $30,776,204  $43,097,649   $(11,979,054)   $64,255,398

Net earnings                         --          --          --         --            --     (759,313)            --       (759,313)


Proceeds from stock
 options exercised               63,599       6,359          --         --       183,449           --             --        189,808

Proceeds from dividend
 reinvestment and stock
 purchase plan                       --          --          --         --            --           --          1,737          1,737

Conversion of Class B
 shares into
 Class A shares                  21,600       2,160     (21,600)    (2,160)           --           --             --             --

Grants of compensatory
 stock options                       --          --          --         --         6,204           --             --          6,204
                             ----------  ----------  ----------   --------   -----------  -----------   ------------    -----------

Balance at
 October 31, 1996            18,854,282  $1,885,429   4,815,289   $481,529   $30,965,857  $42,338,336   $(11,977,317)   $63,693,834
                             ==========  ==========  ==========   ========   ===========  ===========   ============    ===========



    See accompanying notes to condensed consolidated financial statements.


                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                            For the
                                                                         Six Months Ended
                                                                   ----------------------------
                                                                          October 31,
                                                                    ---------------------------
                                                                         1996          1995
                                                                    ------------   ------------
Cash flows from operating activities:
  Net earnings (loss)                                               $  (759,313)   $   776,885
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                   3,439,662      5,699,210
      Loss on disposal of fixed assets                                       94         18,807
      Equity in loss of investee                                        181,019         54,794
      Net gain on investments                                          (276,348)      (310,742)
      Grants of compensatory stock options                                6,204         10,422
      Deferred income taxes                                                (314)      (848,366)
      Change in operating assets and liabilities:
        Net (increase) decrease in money market funds                   944,975     (1,577,874)
        Purchases of investments                                        (35,539)    (3,349,465)
        Proceeds from sales and maturities of investments             4,498,659      3,544,112
        Accounts receivable                                            (269,135)    (1,140,533)
        Prepaids and other assets                                       (63,970)      (666,627)
        Accounts payable and other accrued liabilities                 (282,699)       568,401
        Income taxes                                                    224,868      5,507,681
        Deferred revenue                                             (1,146,278)      (885,297)
                                                                    -----------    -----------

     Net cash provided by operating activities                        6,461,885      7,401,408
                                                                    -----------    -----------

Cash flows from investing activities:
  Capitalized software development costs                             (5,327,731)    (5,461,655)
  Purchases of property and equipment                                  (481,992)      (887,516)
                                                                    -----------    -----------

    Net cash used in investing activities                            (5,809,723)    (6,349,171)
                                                                    -----------    -----------

Cash flows from financing activities:
  Repurchases of common stock                                               -          (32,500)
  Proceeds from exercise of stock options                               189,808         14,799
  Proceeds from dividend reinvestment
    and stock purchase plan                                               1,737          1,555
                                                                    -----------    -----------

    Net cash provided by (used in) financing activities                 191,545        (16,146)
                                                                    -----------    -----------

    Net increase (decrease) in cash                                     843,707      1,036,091

Cash at beginning of period                                           1,947,249      1,228,461
                                                                    -----------    -----------

Cash at end of period                                               $ 2,790,956    $ 2,264,552
                                                                    ===========    ===========

Supplemental disclosure of cash paid (received) during the
period for income taxes                                             $    89,813    $(4,161,054)
                                                                    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                               October 31, 1996


A. Basis of Presentation
   ---------------------

   The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in the 1996 Annual Report on Form 10-
   K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated. Certain reclassifications were made to fiscal 1996 amounts to conform to classifications adopted in fiscal 1997.

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

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

ITEM 2

RESULTS OF OPERATIONS
---------------------

For the quarter ended October 31, 1996 revenues totaled $19,949,453, down 7% from $21,408,242 in the corresponding quarter of fiscal 1996. Revenues for the six months ended October 31, 1996 totaled $38,075,475, down 10% from $42,365,912 in the prior year period. Software license fee revenues were 6% lower than the second quarter of fiscal 1996 and 16% lower for the six month period ended October 31, 1996 compared to the prior year. The most significant dynamic in license fee revenues from last year to this year was the change in the product mix from older to newer products. In fiscal 1996, 63% of license fee revenues for the second quarter were from older technology products with the remainder being recently developed client server products. For the first six months of last fiscal year older products constituted 61% of total license fee revenues. For the second quarter of this fiscal year the relationship is reversed, with 62% of license fees coming from recently developed products. For the six month period ended October 31, 1996 newer client server products accounted for 60% of total license fee revenues. Additionally, while overall license fee revenues are smaller for the three month and six month period this year versus last, the trend is positive. License fee revenues declined to a low of $4.5 million in the third quarter of fiscal 1996 and have increased every quarter since.

Highlights in license fee revenues this quarter include approximately $1.9 million in license fee revenues from the Company's new Flow Manufacturing product, which is the first available product from its model driven development project codenamed K2. The Company also received its first revenues from its recently released Warehouse P\\&\\RO product. Additionally, Supply Chain Planning license fee revenues contributed $1.9 million.

Services revenues were 8% lower than the corresponding quarter a year ago and declined 5% on a six month basis versus fiscal 1996. Services revenues from its outsourcing/network services and the Company's internet commerce activities increased while its consulting and software customization revenues declined.
The most significant factor contributing to the decline in consulting and software customization services revenues was the continued decline in older technology software sales. Sales of those products, largely mainframe software, typically have generated higher services revenues from both implementation consulting and customization than have the newer generation products. In the near term, services revenues should be bolstered by increasing activity related to assisting customers enable their installed software to operate up to and beyond the year 2000.

Maintenance revenues decreased 7% from second quarter 1996 and are down 10% for the current six months compared to fiscal 1996. The decrease for both the quarter and the six months ended October 31, 1996 is due to reduced license fees, from which maintenance fees are initially generated. The trend for maintenance revenues is improving. During the quarter ended October 31, 1996, maintenance revenues increased on a quarter to quarter basis for the first time since the first quarter of fiscal 1996. Increased numbers of customers using the Company's mainframe and midrange software are renewing their maintenance agreements at higher rates due primarily to available upgrades to the year 2000 enabled software. This apparent trend as well as new customers signing up for maintenance caused the sequential quarter increase. The Company expects this trend to continue in the near term as the year 2000 approaches.

The cost of revenues for license fees decreased 21% compared to the second quarter of fiscal 1996 and decreased 28% for the six months ended October 31, 1996 due to attrition and lower amortization expense from capitalized computer software development costs as a result of the write-off of certain older technology products in the fourth quarter of fiscal 1996. Services costs increased 4% for the quarter and increased 8% for the six months ended October 31, 1996 compared to the prior year periods due to increased outsourcing activities. In addition, maintenance costs increased 7% compared to the year ago second quarter, and remained flat for the six months ended October 31, 1996 compared to the six months ended October 31,1995 due to increased maintenance activities during the current quarter.

Research and development expenditures decreased 24% as compared to the second quarter of fiscal 1996 and decreased 12% for the six months ended October 31, 1996, with a 5% and 9% increase respectively in the amount of these expenditures that were capitalizable. This was due to an increase in capitalized software projects which closed during the respective periods.

Marketing and sales expense decreased 8% compared to the second quarter of fiscal 1996 and decreased 4% for the six months ended October 31, 1996, compared to the prior year period.

General and administrative expenses decreased 10% for the quarter and decreased 11% for the six months over the same periods in fiscal 1996. These expenses decreased in several categories due to management's continued attention to cost control.

Other income decreased 17% compared to the second quarter of fiscal 1996 and decreased 48% for the six months ended October 31, 1996 due to reduced interest income on the investment portfolio.

The effective tax rate in the current quarter was 16% compared to 38% in the second quarter of fiscal 1996.

FINANCIAL CONDITION
-------------------

The Company's operating activities provided cash of approximately $6.5 million for the six months ended October 31, 1996 and approximately $7.4 million in the prior year period. This decrease of approximately $900,000 occurred while the Company had net loss of apprimately $759,000 for the six months ended October 31, 1996 and net earnings of approximately $777,000 for the prior year period.

Cash used for investing activities was approximately $5.8 million for the six months ended October 31, 1996 and approximately $6.4 million in the prior year period. Comparing these two periods, capitalized software development costs decreased approximately $133,000 and purchases of property and equipment decreased approximately $405,000 as between the six months ended October 31, 1996 and 1995.

Cash provided by financing activities was approximately $192,000 for the six months ended October 31, 1996 and cash used by financing activities was approximately $16,000 in the prior year period. The increase in cash provided between these two periods was due to the increase in employee stock option exercises during the six months ended October 31, 1996.

The Company's consolidated balance sheet remains strong with a current ratio of
1.8 to 1. Liquidity also remains strong with cash and short-term investments totaling 25% of total assets. The Company believes that existing cash and short-term investments as well as cash from operations will be sufficient to meet its operational objectives for at least the next twelve month period.

IMPORTANT CONSIDERATIONS RELATED TO FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------

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

         The Registrant's Annual Meeting of Shareholders was held on September 25, 1996. At that meeting, in addition to re-election of directors, the shareholders voted upon a proposed amendment to the 1991 Employee Stock Option Plan to increase the base number of option shares authorized under that Plan from 2,150,000 to 2,400,000. On a weighted basis, 5,906,099 shares were voted in favor of the amendment, 450,620 shares were voted against the amendment and 60,461 shares abstained from voting on the amendment.

Item 5.  Other Information
-------  -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a) Exhibit 10.1  Amended and Restated 1991 Employee Stock Option Plan
                           effective September 25, 1996.

             Exhibit 11    Statement re: computation of Per Share Earnings
                           (Loss).

         (b) No reports on Form 8-K were filed during the quarter ended October 31, 1996.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN SOFTWARE, INC.

DATE    December 13, 1996               /s/James C. Edenfield
     ------------------------------     --------------------------------
                                        James C. Edenfield
                                        President, Chief Executive Officer
                                        and Treasurer

DATE    December 13, 1996               /s/Peter W. Pamplin
     ------------------------------     --------------------------------
                                        Peter W. Pamplin
                                        Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------



       Exhibit                                                      Page
       -------                                                      ----

10.1   Amended and Restated Employee Stock Option Plan
       effective September 25, 1996.                                  15

11     Statement re: computation of Per Share Earnings (Loss)         20

                            AMERICAN SOFTWARE, INC.
                        1991 EMPLOYEE STOCK OPTION PLAN
              (Amended and Restated Effective September 25, 1996)


     1.   PURPOSE.  This Plan shall be known as the "1991 Employee Stock Option
          -------
Plan" (hereinafter referred to as "the Plan" or "this Plan"). The purpose of the Plan is to provide certain key employees of American Software, Inc. (the "Company") and its subsidiaries with additional incentive to increase their efforts on the Company's behalf and to remain in the employ of the Company or any of its subsidiaries by granting key employees from time to time options to purchase Class A Common Shares of the Company.

          The options granted under this Plan may, but need not, constitute "incentive stock options" (referred to herein as "Incentive" options) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). An option granted which does not constitute an Incentive option shall for purposes of the Plan constitute a "Non-Qualified" option. The terms "subsidiary" or "subsidiaries" mean and include any corporation or other entity at least a majority of the outstanding voting shares of which is, at the time, directly or indirectly owned by the Company or by one or more subsidiaries.

     2.   SHARES.  The shares to be optioned under the Plan shall be the
          ------
Company's Class A Common Shares, $0.10 par value (the "Shares"), which Shares may either be authorized but unissued Shares or treasury Shares. The aggregate number of Shares for which options may be granted under the Plan shall (subject to the provisions of paragraph 8) be (i) 2,400,000 Shares (inclusive of the total number of Shares with respect to which no options have been granted under the Company's Incentive Stock Option Plan and Nonqualified Stock Option Plan (collectively the "Prior Plans") on the Effective Date as provided in paragraph
15), plus (ii) the total number of Shares as to which options granted under the Prior Plans or this Plan terminate (including options terminated upon the granting of replacement options or otherwise) or expire without being wholly exercised. New options may be granted under this Plan covering the number of Shares to which such termination or expiration relates.

     3.   ADMINISTRATION.  The Plan shall be administered by the Employee Stock
          --------------
Option Plan Committee (the "Committee") of the Company's Board of Directors (the "Board"). The Committee shall consist of such members (not less than two) of the Board as shall be appointed from time to time by the Board. No member of the Committee while serving as such shall be eligible for participation in the Plan. Subject to the provisions of the Plan, the Committee shall have exclusive power to select the employees to whom options will be granted under the Plan, to determine the number of options to be awarded to each employee selected and to determine the time or times when options will be awarded. The Committee shall have full power and authority to administer and interpret the Plan and to adopt such rules, regulations, agreements and instruments for implementing the Plan and for the conduct of its business as the Committee deems necessary or advisable. The Committee's interpretation of the Plan, and all determinations made by the Committee pursuant to the powers vested in it hereunder, shall be conclusive and binding on all persons having any interest in the Plan or in any options granted hereunder.

     4.   ELIGIBILITY.  Participants in the Plan shall be selected by the
          -----------
Committee from among key personnel of the Company or a subsidiary; provided, however, that no director, officer or 10% shareholder (as such terms are defined pursuant to Section 16 of the Securities Exchange Act of 1934, as amended) of the Company shall be eligible to participate in the Plan. Options held by a person who subsequently becomes a director, officer or 10% shareholder shall not be affected by this restriction. Options shall be granted to individuals solely in connection with their employment with the Company or a subsidiary.

     5.   GRANT OF OPTIONS.  The Committee may from time to time grant options
          ----------------
to purchase Shares to such of the eligible employees as may be selected by the Committee and for such number or numbers of shares as may be determined by the Committee. Each grant of an option pursuant to this Plan shall be granted within ten years from the date this Plan is adopted by the Board. Each grant of an option pursuant to this Plan shall be made upon such terms and conditions as may be determined by the Committee at the time of grant, subject to the terms, conditions and limitations set forth in this Plan.

     An individual optionee may be granted (i) an Incentive option, (ii) a Non-Qualified option, or (iii) an Incentive option and a Non-Qualified option at the same time.

     6.   TERMS, CONDITIONS AND FORM OF OPTIONS.  Each option shall be evidenced
          -------------------------------------
by a written agreement ("option agreement") in such form as the Board shall from time to time approve, which agreement shall comply with and be subject to the following terms and conditions:

          6.1  OPTION EFFECTIVE DATE.  Each option agreement shall specify an
               ---------------------
effective date, which shall be the date on which the option is granted by the Committee.

          6.2  OPTION TERM.  (a) An option shall in no event be exercisable
               -----------
after the expiration of ten years from the effective date of the option.   In
addition, and in limitation of the above, the option period of any option shall terminate three months after the termination of the option holder's employment by the Company for any reason except the Retirement (as hereinafter defined), death or disability of the option holder-employee (the "optionee").

          (b) (i) The term "Retirement" means the voluntary termination of employment by an option holder whose age and/or years of employment qualify that employee for normal retirement under the policies of the Company in effect from time to time.

               (ii) For any option granted on or before August 23, 1994, the Committee may in its discretion amend that option, on an individual basis, to permit the exercise of such option beyond the date of Retirement, through the expiration date of the option.

               (iii) The Committee may in its discretion provide in standard option grant agreements that any option granted after August 23, 1994 may be exercised after the date of Retirement, through the expiration date of the option.

               (iv) Notwithstanding the foregoing, no option may be exercised after the expiration of ten years from the effective date of the option, nor may an option be exercised beyond the amount which is vested as of the date of Retirement.

          (c) In the event of termination of employment due to the death or disability of an optionee, the option period of the option held by him upon the date of such termination shall terminate upon the earlier of (a) twelve months after the date of the optionee's death or termination due to disability, as the case may be, or (b) the date of termination of such option as determined by his option agreement. In the event of termination of an optionee's employment due to the death of the optionee, such optionee's options may be exercised during the 12-month period by his estate or by the person who acquired the right to exercise such options through bequest or inheritance.

          As used herein, "disability" shall mean the inability of the employee to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or has lasted or can be expected to last for a continuous period of at least twelve months.

          No transfer of an option by an optionee by will or by the laws of descent and distribution shall be effective unless the Company shall have been furnished with written notice thereof and a copy of the will and/or such other evidence as the Committee may deem necessary to establish the validity of the transfer and the acceptance by the successor-in-interest or successors-in-interest of the terms and conditions of the option.

          (d) If an optionee is placed on leave of absence status by the Company or any subsidiary, any then exercisable option shall be suspended at such time. If an optionee is placed on lay-off status by the Company or any subsidiary, any then exercisable option may be exercised during the following period of three months and shall be suspended thereafter. In either case, the unexercised portion of the option shall either (i) terminate three months after the optionee's termination of employment with the Company and its subsidiaries or
(ii) be reinstated upon such optionee being re-employed from leave of absence or lay-off status by the Company or any subsidiary.

          6.3  EXERCISE PRICE.  The exercise price of options shall be the price
               --------------
per share fixed by the Committee (the "Exercise Price"); provided, however, that the Exercise Price per Share for Incentive options shall not be less than the fair market value of a Share on the date the option is granted. In the event that the Shares are then listed on an established stock exchange, such fair market value shall be deemed to be the closing price of the Shares on such stock exchange on the day the option is granted or, if no sale of the Shares shall have been made on any stock exchange on that day, the fair market value shall be determined as such price for the next preceding day upon which a sale shall have occurred. In the event that the Shares are not listed upon an established exchange but are quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the fair market value shall be deemed to be the closing price for the Shares as quoted on NASDAQ on the day the option is granted. If no sale of the Shares shall have been made on NASDAQ on that day, the fair market value shall be determined by such prices on the next preceding day on which a sale shall have occurred. In the event that the Shares are neither listed on an established stock exchange nor quoted on NASDAQ, the fair market value on the day the option is granted shall be determined by the Committee.

          6.4  NONTRANSFERABILITY OF OPTIONS.  An option shall not be
               -----------------------------
transferable by the optionee otherwise than by will, by the laws of descent and distribution or by a qualified domestic relations order, and shall be exercised during the lifetime of the optionee only by the optionee or by his guardian or legal representative. No option or interest therein may be transferred, assigned, pledged or hypothecated by the optionee during his lifetime, whether by operation of law or otherwise, or be made subject to execution, attachment or similar process.

     7.   EXERCISE OF OPTIONS.  An option granted pursuant to this Plan shall be
          -------------------
exercisable at any time within the option period, subject to the terms and conditions of such option. Exercise of any option shall be made by the delivery, during the period that such option is exercisable, to the Company in person or by mail of (i) written notice from the optionee stating that he is exercising such option and (ii) the payment of the aggregate purchase price of all Shares as to which such option is then exercised. Such aggregate purchase price shall be paid to the Company at the time of exercise. Payment shall normally be made by cash or check; provided, however, that in its sole discretion the Committee may approve of payment in whole or in part by the giving of a note with adequate stated interest or by the surrender of common stock. Upon the exercise of an option in compliance with the provisions of this paragraph, and upon the receipt by the Company of the payment for said Shares, the Company shall (i) deliver or cause to be delivered to the optionee so exercising his option a certificate or certificates for the number of Shares with respect to which the option is so exercised and payment is so made, and
(ii) register or cause such Shares to be registered in the name of the exercising optionee.

     8.   CHANGES IN CAPITAL STRUCTURE.  Appropriate adjustments shall be made
          ----------------------------
to the price of the Shares and the number of Shares subject to outstanding options and the number of Shares issuable under this Plan if there are any changes in the Shares by reason of stock dividends, stock splits, reverse stock splits, mergers, recapitalizations or consolidations.

     9.   CONTROLLING TERMS.  Option agreements pertaining to options granted
          -----------------
pursuant hereto may include conditions that are more (but not less) restrictive to the optionee than the conditions contained herein and, in such event, the more restrictive conditions shall apply.

     10.  TERMINATION OF THE PLAN.  This Plan shall terminate upon the close of
          -----------------------
business of the day preceding the tenth anniversary of the approval of this Plan by the Board unless it shall have been sooner terminated by the Board or by reason of there having been granted and fully exercised stock options covering all of the Shares subject to this Plan. Upon such termination, no further options may be granted hereunder. If, after termination of this Plan upon the tenth anniversary hereof or by Board action as provided above, there are outstanding options which have not been fully exercised, such options shall remain in effect in accordance with their terms and shall remain subject to the terms of this Plan.

     11.  AMENDMENT OR DISCONTINUANCE OF PLAN.  The Board may amend, suspend or
          -----------------------------------
discontinue this Plan at any time without restriction; provided, however, that the Board may not alter, amend, discontinue, revoke or otherwise impair any outstanding options which have been granted pursuant to this Plan and which remain unexercised, except in the event that there is secured the written consent of the holder of the outstanding option proposed to be so altered or amended. Nothing contained in this paragraph, however, shall in any way condition or limit the termination of an option, as hereinabove provided, where reference is made to termination of employment of an optionee, or as provided in an option agreement.

     12.  LIMITATION OF RIGHTS.
          --------------------

          12.1  NO IMPLIED EMPLOYMENT AGREEMENT.  Neither this Plan nor the
                -------------------------------
granting of an option nor any other action taken pursuant to this Plan, shall constitute or be evidence of any agreement or understanding, express or implied, that the Company or any subsidiary will retain any person as an employee for any period of time.

          12.2  NO RIGHTS AS SHAREHOLDER.  An optionee shall have no rights as a
                ------------------------
shareholder with respect to Shares covered by his option until the date of exercise of the option, and, except as provided in paragraph 8, no adjustment will be made for dividends or other rights for which the record date is before the date of such exercise.

     13.  LIQUIDATION OF THE COMPANY.  In the event of the complete liquidation
          --------------------------
or dissolution of the Company, other than as an incident to a merger, reorganization or other adjustment referred to in paragraph 8, any options granted pursuant to this Plan and remaining unexercised shall be deemed cancelled without regard to or limitation by any other provisions of this Plan.

     14.  INTENTION OF CONSTRUCTION.  To the extent options granted hereunder
          -------------------------
are intended to constitute Incentive options and comply with Section 422 of the Code and all provisions of this Plan, all such options and all option agreements relating thereto shall be construed in such a manner as to effectuate that intent.

     15.  SHAREHOLDER APPROVAL; EFFECTIVE DATE.  This Plan shall become
          ------------------------------------
effective on the date it is approved by the shareholders of the Company (the "Effective Date").

                                                                EXHIBIT 11


                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
            Statement re: computation of Per Share Earnings (Loss)



                                               Three Months Ended        Six Months Ended
                                           -------------------------  -----------------------
                                                October 31,                October 31,
                                           -------------------------  -----------------------
                                               1996         1995         1996        1995
                                           ------------  -----------  ----------  ----------

Common stock:
 Weighted average common
  shares outstanding:
    Class A shares                           17,509,881   17,423,040  17,494,761  17,423,050
    Class B shares                            4,818,137    4,840,489   4,818,137   4,840,489
                                             ----------   ----------  ----------  ----------
                                             22,328,018   22,263,529  22,312,898  22,263,539
 Dilutive effect of outstanding
  Class A common stock
  options (as determined by
  the application of the treasury
  stock method using the
  average market price for
  the period)                                 1,121,370    1,461,487           -   1,480,828
                                             ----------   ----------  ----------  ----------

       Totals                                23,449,388   23,725,016  22,312,898  23,744,367
                                             ==========   ==========  ==========  ==========

Net earnings (loss)                          $  443,847   $  408,823  $ (759,313) $  776,885
                                             ==========   ==========  ==========  ==========

Earnings (loss) per common
   and common equivalent share               $      .02   $      .02  $     (.03) $      .03
                                             ==========   ==========  ==========  ==========
