Form 10-Q
period 1997-01-31
AMERICAN SOFTWARE INC
filed 1997-03-17
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  January  31, 1997
                               -------------------------------------------------

                              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________ to________________________

Commission File Number:   0-12456
                          ------------------------------------------------------


                            AMERICAN SOFTWARE, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                        58-1098795
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia         30305
-------------------------------------------------      -----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                         -------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Classes                        Outstanding at March 13, 1997
------------------------------------        -----------------------------
Class A Common Stock, $.10 par value               17,619,073  Shares

Class B Common Stock, $.10 par value                4,815,289  Shares

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                   Form 10-Q

                        Quarter ended January 31, 1997

                                     Index
                                     -----

                                                                     Page
                                                                      No.
                                                                     ----

Part I - Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     - Unaudited - January  31, 1997 and April 30, 1996               3-4

     Condensed Consolidated Statements of Operations
     - Unaudited - Three Months and Nine Months ended
        January 31, 1997 and January 31, 1996                           5

     Condensed Consolidated Statement of Shareholders' Equity
     - Unaudited - Nine Months ended January 31, 1997                   6

     Condensed Consolidated Statements of Cash Flows
     - Unaudited - Nine Months ended January  31, 1997 and
        January 31, 1996                                                7

     Notes to Condensed Consolidated Financial Statements               8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       9-11


Part II - Other Information                                         12-13

PART I  FINANCIAL INFORMATION
------

Item 1.  Financial Statements


                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (Unaudited)


                                                         January 31, 1997   April 30, 1996
                                                         ----------------   --------------
ASSETS
Current assets:
  Cash                                                      $ 3,814,468       $ 1,947,249
  Investments                                                18,521,507        24,207,169
  Trade accounts receivable, less allowance for
     doubtful accounts of $1,200,000 at January 31, 1997
     and April 30, 1996                                      12,125,026        14,106,363
  Unbilled accounts receivable                                4,952,244           953,089
  Current deferred income taxes                               1,938,373         1,938,059
  Refundable income taxes                                       940,717         1,021,915
  Prepaid expenses and other current assets                   2,050,989         1,880,485
                                                            -----------       -----------
       Total current assets                                  44,343,324        46,054,329
                                                            -----------       -----------

Property and equipment, at cost                              40,489,491        39,423,021
  Less accumulated depreciation and amortization             23,596,637        21,804,448
                                                            -----------       -----------
       Net property and equipment                            16,892,854        17,618,573
                                                            -----------       -----------

Capitalized computer software development costs, net         27,385,707        22,943,859
Purchased computer software costs, net                          838,868         1,231,076
                                                            -----------       -----------
       Total computer software costs                         28,224,575        24,174,935
                                                            -----------       -----------

Other assets, net                                             2,288,434         2,934,117
                                                            -----------       -----------

                                                            $91,749,187       $90,781,954
                                                            ===========       ===========




See accompanying notes to condensed consolidated financial statements.
                                                                     (continued)

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
         Condensed Consolidated Balance Sheets (Unaudited), Continued


                                                         January 31, 1997        April 30, 1996
                                                         ----------------        --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $ 4,768,283            $ 4,940,084
  Accrued compensation and related costs                      4,544,013              3,656,371
  Accrued royalties                                             801,080                946,548
  Other current liabilities                                   4,386,402              3,493,964
  Deferred revenue                                           10,323,575             11,505,860
                                                            -----------            -----------
          Total current liabilities                          24,823,353             24,542,827

Deferred income taxes                                         1,983,729              1,983,729
                                                            -----------            -----------
          Total liabilities                                  26,807,082             26,526,556
                                                            -----------            -----------

Shareholders' equity:
  Common stock:
     Class A, $.10 par value.  Authorized 50,000,000
       shares; issued 18,889,014 shares at
       January 31, 1997 and 18,769,083 shares at
       April 30, 1996                                         1,888,903              1,876,910
     Class B, $.10 par value.  Authorized 10,000,000
       shares; issued and outstanding 4,815,289
       shares at January 31, 1997 and 4,836,889 shares
       at April 30,1996; convertible into Class A shares
       on a one-for-one basis                                   481,529                483,689

  Additional paid-in capital                                 31,063,062             30,776,204
  Retained earnings                                          43,484,733             43,097,649
                                                            -----------            -----------
                                                             76,918,227             76,234,452
  Less Class A treasury stock, 1,330,585 shares at
     January 31, 1997 and 1,331,119 shares
     at April 30, 1996, at cost                              11,976,122             11,979,054
                                                            -----------            -----------
          Total shareholders' equity                         64,942,105             64,255,398
                                                            -----------            -----------

                                                            $91,749,187            $90,781,954
                                                            ===========            ===========


See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations (Unaudited)


                                                 For the                      For the
                                        --------------------------  ----------------------------
                                            Three Months Ended           Nine Months Ended
                                        --------------------------  ----------------------------
                                               January 31,                  January 31,
                                        --------------------------  ----------------------------
                                            1997          1996          1997           1996
                                        ------------  ------------  -------------  -------------
Revenues:
    License fees                        $ 8,165,055   $ 4,508,419    $20,567,142    $19,292,916
    Services                              7,749,153     7,211,146     22,770,344     23,029,765
    Maintenance                           5,652,738     5,652,909     16,304,935     17,415,705
                                        -----------   -----------    -----------    -----------
         Total revenues                  21,566,946    17,372,474     59,642,421     59,738,386
                                        -----------   -----------    -----------    -----------

Cost of revenues:
    License fees                          2,795,146     2,596,593      7,486,679      9,119,205
    Services                              6,678,134     6,319,975     19,907,641     18,586,317
    Maintenance                           1,982,413     1,937,795      5,884,998      5,862,525
                                        -----------   -----------    -----------    -----------
         Total cost of revenues          11,455,693    10,854,363     33,279,318     33,568,047
                                        -----------   -----------    -----------    -----------

Research & Development                    2,871,341     4,210,588      9,472,256     11,757,193
         Less:  Capitalized software     (2,278,015)   (3,686,779)    (7,605,746)    (9,148,434)
Marketing and sales expenses              5,391,535     4,758,379     15,442,023     15,281,644
General and administrative expenses       3,343,259     3,685,908      9,578,348     10,660,350
                                        -----------   -----------    -----------    -----------

         Operating earnings (loss)          783,133    (2,449,985)      (523,778)    (2,380,414)

Other income, net                           655,492     1,157,225      1,284,851      2,362,800
                                        -----------   -----------    -----------    -----------

     Earnings (loss) before
         income taxes                     1,438,625    (1,292,760)       761,073        (17,614)

Income tax expense (benefit)                292,219      (516,937)       373,989        (18,676)
                                        -----------   -----------    -----------    -----------

         Net earnings (loss)              1,146,406   $  (775,823)   $   387,084    $     1,062
                                        ===========   ===========    ===========    ===========

Earnings (loss) per common and
    common equivalent share                    $.05         $(.03)          $.02    $         -
                                        ===========   ===========    ===========    ===========

Weighted average number of
    common and common
    equivalent shares outstanding        23,832,951    22,252,383     23,887,307     23,122,873
                                        ===========   ===========    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                                  (Unaudited)

                                                             Nine months ended January 31, 1997
                            ------------------------------------------------------------------------------------------------------
                                            Common stock
                            -----------------------------------------------
                                   Class A                  Class B          Additional                                 Total
                            ----------------------  -----------------------   paid-in      Retained      Treasury     shareholders'
                              Shares      Amount      Shares      Amount      capital      earnings        stock         equity
                            ----------  ----------  ----------  -----------  -----------  -----------  -------------  -------------
Balance at
  April 30, 1996            18,769,083  $1,876,910  4,836,889     $483,689   $30,776,204  $43,097,649   $(11,979,054)   $64,255,398

Net earnings                        --          --         --           --            --      387,084             --        387,084

Proceeds from stock
  options exercised             98,331       9,833         --           --       277,552           --             --        287,385

Proceeds from dividend
  reinvestment and stock
  purchase plan                     --          --         --           --            --           --          2,932          2,932

Conversion of Class B
 shares into
  Class A shares                21,600       2,160    (21,600)      (2,160)           --           --             --             --

Grants of compensatory
  stock options                     --          --         --           --         9,306           --             --          9,306
                            ----------  ----------  ---------   ----------   -----------  -----------   ------------    -----------

Balance at
  January 31, 1997          18,889,014  $1,888,903  4,815,289     $481,529   $31,063,062  $43,484,733   $(11,976,122)   $64,942,105
                            ==========  ==========  =========   ==========   ===========  ===========   ============    ===========

    See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                                    For the
                                                                               Nine Months Ended
                                                                          --------------------------
                                                                                   January 31,
                                                                          --------------------------
                                                                              1997          1996
                                                                          -----------   ------------
Cash flows from operating activities:
 Net earnings                                                             $   387,084   $      1,062
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                                            5,538,230      8,880,176
   Loss on disposal of fixed assets                                                94         18,807
   Equity in loss of investee                                                 448,851         18,583
   Net gain on investments                                                   (621,487)      (962,519)
   Grants of compensatory stock options                                         9,306         15,633
   Deferred income taxes                                                         (314)       150,905
   Change in operating assets and liabilities:
    Net decrease (increase) in money market funds                            (174,921)       656,826
    Purchases of investments                                                  (47,384)    (7,731,571)
    Proceeds from sales and maturities of investments                       6,529,454     10,153,953
    Accounts receivable                                                    (2,017,818)       230,892
    Prepaids and other assets                                                (163,597)    (1,213,885)
    Accounts payable and other accrued liabilities                          1,462,811        325,734
    Income taxes                                                               81,198      3,999,153
    Deferred revenue                                                       (1,182,285)    (2,089,000)
                                                                          -----------   ------------

  Net cash provided by operating activities                                10,249,222     12,454,749
                                                                          -----------   ------------

Cash flows from investing activities (Note C):
 Capitalized software development costs                                    (7,605,746)    (9,148,434)
 Purchases of property and equipment                                       (1,066,574)    (1,827,413)
 Purchase of Intellimedia Commerce, Inc. stock                                      -       (850,000)
                                                                          -----------   ------------

  Net cash used in investing activities                                    (8,672,320)   (11,825,847)
                                                                          -----------   ------------

Cash flows from financing activities:
 Repurchases of common stock                                                        -       (160,000)
 Proceeds from exercise of stock options                                      287,385         29,090
 Proceeds from dividend reinvestment
  and stock purchase plan                                                       2,932          3,088
                                                                          -----------   ------------


  Net cash provided by (used in) financing activities                         290,317       (127,822)
                                                                          -----------   ------------

  Net increase in cash                                                      1,867,219        501,080

Cash at beginning of period                                                 1,947,249      1,228,461
                                                                          -----------   ------------

Cash at end of period                                                     $ 3,814,468   $  1,729,541
                                                                          ===========   ============

Supplemental disclosure of cash paid (received) during the
period for income taxes                                                   $    64,188   $ (4,503,977)
                                                                          ===========   ============
See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                               January 31, 1997


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

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

ITEM 2.

RESULTS OF OPERATIONS
---------------------

For the quarter ended January 31, 1997, revenues totaled $21,566,946, up 24% from $17,372,474 in the corresponding quarter of fiscal 1996. Revenues for the nine months ended January 31, 1997 totaled $59,642,421, comparable to $59,738,386 in the prior year period.

Software license fees were 81% higher than the third quarter of fiscal 1996 and 7% higher for the nine month period ended January 31, 1997 compared to the prior year. License fee revenues for the fiscal 1997 third quarter increased over the same period a year ago due primarily to sales of the Company's newer products and to the relicensing of year 2000 enabled mainframe products. The Company's ability to grow license fee revenues in the near term will depend primarily on its ability to maintain sales of its mainframe and midrange products while it grows its client server business.

Services revenues were 8% higher than the corresponding quarter a year ago and 1% lower on a year to date basis. Services revenues from outsourcing/network services and the Company's internet commerce activities increased while its consulting and software customization revenues declined. The most significant factor contributing to the decline in consulting and software customization services revenues was the continued decline in older technology software sales. Sales of those products, largely mainframe software, typically have generated higher services revenues from both implementation consulting and customization than have the newer generation products. In the near term, services revenues are expected to be bolstered by increasing activity related to assisting customers enable their installed software to operate up to and beyond the year 2000.

Maintenance revenues were comparable to third quarter 1996 and are down 6% for the current nine months compared to fiscal 1996. The trend for maintenance revenues is improving. During the quarter ended January 31, 1997, maintenance revenues increased on a quarter to quarter basis for the second quarter in a row. Increased numbers of customers using the Company's mainframe and midrange software are renewing their maintenance agreements at higher rates due primarily to available upgrades to the year 2000 enabled software. This apparent trend, as well as new customers signing up for maintenance, caused the sequential quarter increases. The Company expects this trend to continue in the near term as the year 2000 approaches.

The cost of revenues for license fees increased 8% compared to the third quarter of fiscal 1996 and decreased 18% for the nine months ended January 31, 1997. The quarterly increase was primarily due to a decrease in the amount of costs deferred for capitalized software compared to the third quarter of fiscal 1996. The year to date decrease versus 1996 was due to personnel attrition and lower amortization expense from capitalized computer software development costs as a result of the write-off of certain older technology products in the fourth quarter of fiscal 1996. Services costs increased 6% versus the same quarter a year ago and increased 7% for the nine months ended January 31, 1997 due to increased outsourcing activities. In addition, maintenance costs increased 2% compared to the year ago third quarter, and remained flat for the nine months ended January 31, 1997 compared to the nine months ended January 31, 1996 due to increased maintenance activities during the fiscal 1997 quarter.

Research and development expenditures decreased 32% as compared to the third quarter of fiscal 1996 and decreased 19% for the nine months ended January 31, 1997, with a 38% and 17% decrease respectively in the amount of these expenditures that were capitalizable. During the current fiscal year the Company has made generally available the following products: Flow Manufacturing, Warehouse P&RO, the Oracle version of Supply Chain Planning, as well as various upgrades to existing products. The completion of these development projects caused the decrease in research and development compared to the corresponding periods of fiscal 1996.

Marketing and sales expense increased 13% compared to the third quarter of fiscal 1996 and increased 1% for the nine months ended January 31, 1997, compared to the prior year period. The Company has increased its sales and marketing efforts commensurate with the rollout of its new products as well as to increase awareness of its existing products.

General and administrative expenses decreased 9% for the quarter and decreased 10% for the nine month period over the same periods in fiscal 1996. These expenses decreased in several categories due to management's continued attention to cost control.

Other income decreased 43% for the quarter and decreased 46% for the nine months over the same periods in fiscal 1996. The decrease was primarily due to fewer gains in the portfolios and to having fewer funds invested this year versus last year. Additionally, the Company wrote-off certain investments during the quarter totaling approximately $270,000 which contributed to the decrease relative to comparable periods in the prior fiscal year.

The effective tax rate was 20% compared to a benefit of 40% in the third quarter of fiscal 1996 and increased to 49% compared to a benefit of 106% for the nine months ended January 31, 1996.

FINANCIAL CONDITION
-------------------

The Company's operating activities provided cash of approximately $10.2 million for the nine months ended January 31, 1997 and approximately $12.4 million in the prior year period. This decrease of approximately $2.2 million occurred while the Company had net earnings of $387,084 for the nine months ended January 31, 1997 and $1,062 for the prior year period. The primary reasons for this decrease are: 1) The Company received less proceeds from the sale and maturity of investments in the nine months ended January 31, 1997 compared to the prior year period and 2) accounts receivable increased at January 31, 1997 as compared to the prior year period.

Cash used for investing activities was approximately $8.7 million for the nine months ended January 31, 1997 and approximately $11.8 million in the prior year period. Comparing these two periods, capitalized software development costs decreased approximately $1.5 million and property and equipment decreased approximately $760,000 as between the nine months ended January 31, 1997 and 1996.

Cash provided by financing activities was approximately $290,000 for the nine months ended January 31, 1997 and cash used by financing activities was approximately $128,000 in the prior year period. The increase in cash provided between these two periods was due primarily to the increase in employee stock option exercises during the nine months ended January 31, 1997.

The Company's consolidated balance sheet remains strong with a current ratio of
1.8 to 1. Liquidity also remains strong with cash and short-term investments totaling 24% of total assets. The Company believes that existing cash and short-term investments as well as cash from operations will be sufficient to meet its operational objectives for at least the next twelve month period.

IMPORTANT CONSIDERATIONS REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------------------

It should be noted that this discussion contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could effect the future performance of the Company. In most cases, the impact of these factors cannot be predicted with any degree of accuracy.

PART II  OTHER INFORMATION
-------

Item 1.   Legal Proceedings
-------   -----------------

       On December 18, 1996, the Company agreed to settlement terms with The McKinely Group, Inc. ("McKinley") with respect to a lawsuit brought by the Company against McKinley in the United State District Court for the Northern District of Georgia. Such action, together with counterclaims asserted against the Company, was dismissed with prejudice on January 3. 1997. This litigation previously was reported in the Company's report on Form 10-K for the year ended April 30, 1995. Management of the Company are satisfied with the terms of such settlement, which are subject to an agreement of confidentiality.

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

       (b) No reports on Form 8-K were filed during the quarter ended January 31, 1997.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN SOFTWARE, INC.

DATE           March 14, 1997          /s/James C. Edenfield
          ---------------------------  ----------------------------------------
                                       James C. Edenfield
                                       President, Chief Executive Officer
                                       and Treasurer

DATE           March 14, 1997          /s/Peter W. Pamplin
          ---------------------------  ----------------------------------------
                                       Peter W. Pamplin
                                       Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------



       Exhibit                                                 Page
       -------                                                 ----

11   Statement re: computation of Per Share Earnings (Loss)     15