Form 10-K
period 1997-04-30
AMERICAN SOFTWARE INC
filed 1997-07-31
CIK 713425

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(MARK ONE)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED APRIL 30, 1997

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At July 22, 1997, 17,759,779 Class A Common Shares and 4,819,289 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at July 24, 1997) of the Class A shares held by nonaffiliates was approximately $127 million.

          DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

1. 1997 Proxy Statement into Part III.
2. Form S-1 Registration Statement No. 2-81444 into Part IV.
3. Form S-8 Registration Statement No. 33-55214 into Part IV.
4. Form 10-K's for fiscal years ended April 30, 1984, 1985, 1990, 1995 and 1996 into Part IV.
5. Form 10-Q's for the quarters ended January 31, 1990, October 31, 1990 and October 31, 1996 into Part IV.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

A. GENERAL

  American Software, through its subsidiaries, develops, markets and supports a portfolio of application software solutions that enable businesses to respond to today's dynamic global marketplace. The Company's software solutions are designed to automate many planning and operational functions principally in the areas of: (i) Value Chain Planning, (ii) warehouse management, (iii) manufacturing, and (iv) Enterprise Resource Planning (ERP). The Company's products are designed to provide rapid return on investment while offering maximum scaleability. The Company also provides support for its software products, such as software enhancements, documentation updates, customer education, consulting, systems integration services and maintenance.

  Value Chain Planning involves the proactive use of information to ensure that the right products are delivered to the right place at the right time. This planning process is focused on demand forecasting, inventory management, replenishment and manufacturing planning, manufacturing scheduling as well as transportation management. Value Chain Planning solutions are developed and provided by Logility, Inc, a wholly owned subsidiary of American Software. The Logility Planning Solutions product suite consists of software that enables suppliers, manufacturers, distributiors and wholesalers to more effectively manage their value chains.

  Warehouse management solutions refer to the management of activities necessary to operate a warehouse or distribution center. Key warehouse management functions include the storage of newly received goods, picking goods from warehouse storage for shipment to a customer, and packing items for shipment. WarehousePRO is the Company's integrated solution for automating warehouse operations.

  Flow Manufacturing is a solution which is designed to automate the manufacture of discrete products. Flow Manufacturing is designed around a new manufacturing paradigm which states that goods should be "pulled through" the manufacturing process based on customer demand instead of "pushing" products based on safety stock needs. Flow Manufacturing can co-reside with traditional manufacturing solutions or it can completely replace traditional manufacturing. Flow Manufacturing is also known as Agile or Lean Manufacturing.

  ERP is an integrated suite of products designed to automate many of the daily operational tasks of a global enterprise. ERP is responsible for the execution of many key business processes including the physical movement of and accounting for goods throughout the value chain. ERP functions may include inventory management, order management, purchasing and finance.

  The Company markets and supports its application software products to a wide range of end users, including manufacturers of chemicals, consumer products, electronics, food and beverage products, pharmaceuticals, pulp and paper, steel, and textiles, as well as retailers, wholesale distributors, and the health and beauty care industry, petroleum producers, public utilities and the transportation industry.

B. INDUSTRY BACKGROUND

  Many dynamics are occuring in industrial businesses which are forcing companies to re-engineer the way they develop products and deliver services. Changes in markets, products, partnerships and competition impact business plans on a daily basis. Competitive pressures are forcing companies to shorten their product life cycles, which creates significant risks. Retailers and consumers are becoming more demanding because of the broad range of choices available. Many companies are aquiring other businesses or even being acquired in order to assemble a competitive portfolio of products and services. This means a constant flux in business structures and organizational models. Manufacturing is also now a global operation, and it is not uncommon to have an enterprise sourcing supplies in one country, conducting pre-assembly in another country and performing final assembly in yet a third country. All of these dynamics mean that swift, accurate decision making is critical to survival.

  Effective information technology (IT) solutions which support not only the operational aspects of the business but also support intelligent decision making can often mean increased competitive advantage. IT solutions which provide the ability to quickly respond to market opportunities, customer needs and/or value chain constraints can often lead to increased market share, increased profitabilty and improved shareholder returns. All of the Company's software solutions are designed to support either a company's operational requirements or its decision support needs.

  Companies rely on ERP systems to conduct the daily transactions vital to running a business, from taking an order, to sending a purchase order to a supplier, to collecting monies from customers. The systems which manage these operational aspects of running an enterprise are the province of ERP systems. Warehouse Management systems are concerned with the physical movement of goods within a warehouse or distribution center. Flow Manufacturing is designed to deliver optimal conversion of raw materials into finished products. Value Chain Planning allows companies to proactively synchronize their supply activities and manufacturing schedules so that inventories plans are sufficient to meet customer demand.

C. PRODUCTS

  The Company's strategy has been to create an integrated line of standard application software operating on four strategic computer platforms: (1) IBM System/390 Mainframe or compatible, (2) IBM Midrange--AS/400, (3) UNIX--HP 9000, IBM RS/6000 and other Unix platforms and (4) Intel -based servers and clients that operate Windows 3.1, Windows NT and OS/2. The products are written in various standard programming languages utilized for business application software, including ANS COBOL, COBOL II, Micro Focus COBOL, C, C++, Visual Basic and other programming languages, and many have both on-line and batch capabilities. An integral part of this strategy has been to integrate unique characteristics of personal computers as workstations or clients in the products provided by the Company. ES/9000, RS/6000 and AS/400 are registered trademarks of the International Business Machine Corporation. HP 9000 is a registered trademark of Hewlett Packard Corporation. The following is a summary of the Company's main software solutions.

VALUE CHAIN PLANNING SOFTWARE

  The Company's wholly owned subsidiary, Logility, has a portfolio of software products for Value Chain Planning, Logility Planning SolutionsTM. The Logility Planning Solutions product line consists of advanced collaborative planning software that enables suppliers, manufacturers, distributors and wholesalers to more effectively manage their respective value chains. Logility Planning Solutions is composed of a suite of integrated modules whose flexibility, decision support and other capabilities reduce cycle times, optimize manufacturing execution, control costs and increase an organization's responsiveness to its customers. Logility Planning Solutions consists of seven integrated modules organized into three solution groups: Demand Chain Planning, Supply Chain Planning and Resource Chain Voyager. These modules perform primarily the following functions:

DEMAND CHAIN PLANNING

  Demand Chain Planning is designed to plan for all aspects of customer demand across the entire value chain. Demand Chain Planning provides capabilities to balance demand with inventory policies and customer service requirements as well as perform life cycle analysis and incorporate event and promotion plans. The Demand Chain Planning product group consists of the following modules:

    1. Demand Planning

    2. Inventory Planning

SUPPLY CHAIN PLANNING

  Supply Chain Planning enables the user to create a comprehensive plan to have the right amount of products manufactured, replenished and shipped on a timely and cost-effective basis. Using this solution, companies can optimize production and supply constraints in concert with demand opportunities. Supply Chain Planning also lets companies implement continuous replenishment strategies with their customers. Supply Chain Planning provides facilities for both long range planning as well as short term operational planning and scheduling. The Supply Chain Planning product group consists of the following modules:

    1. Replenishment Planning

    2. Manufacturing Planning

    3. Transportation Management

RESOURCE CHAIN VOYAGER

  Resource Chain Voyager extends the reach of demand and replenishment planning by enabling companies to collaboratively plan with their customers, suppliers, distributors or other trading partners using the Internet, a corporate Intranet, or extranet. This allows demand or replenishment plans to be shared with and updated by value chain partners in a real-time fashion. The Resource Chain Voyager product group consists of the following modules:

    1. Demand Chain Voyager

    2. Supply Chain Voyager

  The key benefits of Logility Planning Solutions include the following:

  Comprehensive Demand Chain Planning Solution. A key component of Logility Planning Soulutions is emphasis on addressing the full range of complex demand planning requirements of its customers, including comprehensive forecasting capabilities. The demand chain planning products provide enhanced forecast accuracy through the use of advanced algorithms that take into account the unique requirements of each user's value chain.

  Collaborative Planning. Logility Planning Solutions allow for collaboration both among the various levels within an organization and among external constituents throughout the value chain. The architecture of Logility Planning Solutions enables each constituent to participate in the planning process by providing inputs that are synchronized to create one consensus plan. This approach to collaborative planning is further enhanced with the Resource Chain Voyager module, which leverages Internet technology to facilitate information sharing.

  End-to-End Solution Suite. Logility Planning Solutions provides functionality to address both demand and supply planning needs. This solution is comprised of demand, inventory, manufacturing and replenishment planning modules which balance supply constraints with demand opportunities through the synchronization of all value chain participants.

  Rapid Deployment. Logility Planning Solutions utilizes a highly modular design which allows customers to select modules that address their specific individual needs, thereby streamlining implementation. Individual modules generally can be deployed within three to four months, allowing organizations to achieve benefits in a relatively short time frame.

  Open, Scaleable, Client/Server Architecture. Logility Planning Solutions has been designed to integrate with existing in-house and third-party software systems and a variety of client/server operating environments and platforms. The software is scaleable to manage complex processes involving tens of thousands of products across multiple sites.

WAREHOUSE MANAGEMENT SOFTWARE

  The Company's WarehousePROTM software consists of an integrated system which automates all aspects of a warehouse. It contains support for automated bar coding and RF technologies. The object oriented architecture combined with WarehousePROTM workflows provide for easy configuration and customization of the system. The system performs primarily the following functions:

    1. Receiving

    2. Setup and Administration

    3. Product Storage

    4. Picking and Shipping

    5. Barcode Integrator

    6. Performance Analysis

  Key benefits of WarehousePRO include the following:

  Object Oriented Technology. WarehousePRO is designed with object oriented technology which allows companies to customize the system to their unique requirements without requiring specialized services for programming changes.

  Configurable Workflow Technology. WarehousePRO comes standard with a library of workflows, which are pre-built series of activities which direct any warehouse operation. The WarehousePRO workflow library contains industry templates which are built around selected industry best practices. When procedures are changed or the order of work steps are modified, the workflow templates can be easily modified by the user.

  Integrated Performance Analysis Tools. Integrated performance analysis tools are provided with WarehousePRO which enables warehouse management to spot trends and isolate efficiency and inventory issues and take the necessary proactive action.

  User Configurable Bar Code/Scanner Integration. Built into WarehousePRO are standard interfaces to all major radio frequency collection systems. The seamless interfaces allow companies to easily add new devices and change bar code configurations without relying on costly services support.

  Rapid Deployment. The WarehousePRO architecture is designed so many systems changes are user configurable. A user configurable solution means that detailed programming changes are not required to modify processes, work steps or material handling instructions. Fewer software modifications allow many warehouses to experience rapid deployment.

FLOW MANUFACTURING SOFTWARE

  The Flow Manufacturing solution is designed to operate with the Company's Enterprise Solution or with an enterprise solution provided by other companies. Flow Manufacturing can be used in conjunction with Traditional Manufacturing or it can be the sole manufacturing solution deployed throughout an enterprise. The solution is designed to support complex multi-plant global manufacturing requirements. The solution is comprised of the following modules:

    1. Kanban Management

    2. Line Design

    3. Demand Smoothing

    4. Product Costing

    5. Engineering Change

    6. Method Sheets

  Key benefits of Flow Manufacturing include the following:

  Market Leadership. After several years of working with companies developing custom Flow solutions, the Company believes it is first-to-market with a comprehensive packaged software solution that meets the requirements of discrete manufacturing.

  Scaleable Implementation. Flow Manufacturing can be scaled to hande a single production line up to the requirements of a complex multi-plant, multi-source manufacturing environment. The solution can also co-exist with traditional manufacturing such that Flow Manufacturing can be used for some portions of production and assembly while traditional manufacturing is maintained for others. The Company believes that this hybrid approach to the implementation of Flow Manufacturing offers companies significant flexibility.

  Integration. Flow Manufacturing can be licensed in conjunction with the Company's other enterprise solutions or it can be licensed to companies that are using other vendors enterprise solutions. Industry-standard data formats, interfaces and protocols facilitate this integration.

ENTERPRISE SOLUTIONS SOFTWARE

  The Company's enterprise solutions are comprehensive applications designed to operate complex, multi-site, multi-national enterprises. Most applications can operate on a stand-alone basis, integrated with one or other solutions offered by the Company and/or integrate with systems from other vendors. The Company's Enterprise Solutions are comprised of the following module groups:
Manufacturing, Logistics and Financials.

MANUFACTURING MODULES

  Companies may chose either the Company's Traditional Manufacturing solution or Flow Manufacturing solution. The modules listed below are the solution components within Traditional Manufacturing:

    1. Master Scheduling

    2. Material Requirements Planning II

    3. Bill of Materials

    4. Capacity Planning

    5. Production Order Status

    6. Route and Work Center Maintenance

    7. Shop Floor Control

LOGISTICS MODULES

  The Company's logistics solution consists of an integrated system of six modules which provides information concerning the status of purchasing activities, customer orders, inventory position and internal inventory requisition requirements. These modules perform primarily the following functions:

    1. Inventory Control and Accounting

    2. Purchasing

    3. Material Request

    4. Item Information Management System

    5. Bid (Request for Quotation)

    6. Customer Order Management

FINANCIAL MODULES

  The Company's comprehensive financial solutions provide functions such as financial reporting, budgeting, asset management, cash management, credit management and receivables management. These systems assist in resolving customers' specific financial control issues faster and more effectively. The specific applications available are:

    1. General Ledger and Budgeting

    2. Accounts Receivable

    3. Accounts Payable

    4. Capital Project Accounting

    5. Fixed Asset Accounting

    6. Continuing Property Records

  Key benefits of Enterprise Solutions include the following:

  Modular, Scaleable Solution. Companies may purchase one or modules for point solution(s), which can be integrated with other enterprise software. They may also purchase an integrated product suite to handle increased requirements for storage, processing and/or transactions.

  Year 2000 compliance. All Enterprise Solutions are year 2000-enabled, which means that the applications have been modified and tested to handle dating logic beyond the year 2000. The Company believes that Year 2000 compliant applications will be sold to both existing customers as well as new companies.

  Broad Product Offering. The Company's long-term market presence has enabled it to develop an extensive portfolio of solutions. The Company believes that the combined offerings of all product lines are among the broadest range of soutions in the marketplace today. Users that only license one application module typically are candidates to license other applications offered by the Company.

  Extensive Functionality. The Company's enterprise software provides extensive strategic and tactical functionality to facilitate operations and/or support decision-making across one or multiple sites. This functionality includes multi-currency, multi-language as well as support of multiple databases and extensive analytical capabilities.

D. STRATEGY

  Continue to Expand Product Line Focused Organizations. In May 1996, the Company began the process of specializing its sales force to focus on specific vertical markets. By continuing and expanding this strategy, the Company believes it will continue to enhance its productivity and better penetrate particular markets.

  Leverage and Expand Installed Base of Customers. The Company's modular-based product line allows initial sales to create significant opportunities for additional product licensing. These expanded sales could come from licensing additional modules not purchased in original transactions or from broadening the use of the products to additional divisions or users.

  Continued Investment in ISO 9001 Certified Research & Development. The company has received ISO 9001 certification, an international standard for product and operational quality. The Company will continue to make substantial investments in research and development to develop new products, enhance existing products and incorporate new technologies such as the Internet.

  Customer Satisfaction. The Company continues to have the highest corporate commitment to superior, rapid implementations and ongoing customer service. The Company has made substantial investments in its help desk, Internet-based support and other areas, and will continue its emphasis on quality and responsiveness.

E. INTEGRATED SYSTEM DESIGN

  While the Company's software applications can be used individually, they are designed to be combined as integrated systems to meet unique customer requirements. The user may select virtually any combination of modules to form an integrated solution to a particular business problem. The license fee for such a solution could range from $7,000 for a single module to in excess of $7,000,000 for a multi-module, multiple-user solution incorporating the full range of Company products.

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

F. MARKETING AND SALES

  Typically, the Company's customers are medium-sized companies or divisions of larger companies with substantial data processing budgets. The Company has licensed its application software to approximately 1,700 customers. No single customer accounted for more than ten percent of the Company's revenues in fiscal 1997.

  First-time customers may license a single module or a system composed of several modules. These customers often license other modules to expand the range of software available to them, and may also license additional modules or systems similar to those already licensed for use at additional locations.

  The Company sells its products directly to the end-user through its sales and presales staff of approximately 100 persons located in six (6) areas worldwide: Mid U.S. (23), Northeast U.S.(17), Southern U.S. (27), Western U.S.
(9), Europe (14), and Canada (3). The presales staff provides consultation, advice and assistance to the sales executives and the customer in selecting an appropriate configuration of application software modules to address the user's needs. The Company obtains sales leads from its advertising in trade publications, its participation in computer industry trade shows and exhibitions, Company-conducted seminars and telemarketing activities, and referrals from existing customers.

  In 1997, the Company continued its program, begun in fiscal 1988, to develop a network of sales agents to support its sales internationally. These agents along with a designated American Software employed Country Manager are establishing a national presence for the Company in targeted countries throughout Asia-Pacific, Europe and the Middle East.

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

  In fiscal 1992, the Company began to market its professional and data processing resources on a network management basis. Network management is the provision of data processing services, normally under long-term contract, by outside providers. As of July 12, 1997, the Company had entered into 47 network management contracts to provide data processing and support services on terms of up to five years. The Company believes network management represents a growth opportunity by providing a basis for predictable long-term recurring revenues.

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

I. RESEARCH AND DEVELOPMENT

  American Software is committed to the development and acquisition of new products and to the continued enhancement of its existing products. During fiscal 1997, 1996, and 1995, the Company expensed approximately $2,300,000, $3,350,000, and $5,200,000, respectively, for research and development. In addition, the Company capitalized $9,897,680, $12,750,536, and $7,352,301 in software development costs during fiscal years 1997, 1996, and 1995, respectively, in accordance with the Statement of Financial Accounting Standards No. 86. The Company's new internal product development and enhancements of existing products include two categories: research and development expenditures and additions to capitalized computer software development costs. These combined categories totaled $12,200,000, $16,101,000, and $12,552,000 in fiscal years 1997, 1996 and 1995, respectively, and represented 41%, 67%, and 60%, respectively, of total license fee revenues in those years.

  The Company believes that its client/server solutions which utilize the latest technologies will be important for its long-term growth. The Company employs approximately 200 persons in research, development and enhancement activities.

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

  The Company's primary market for its software is finished goods distributors and manufacturers, industrial manufacturers, utilities, public transportation and health care providers on IBM mainframe, AS/400, RS/6000, HP 9000, and additional UNIX platforms, as well as Intel-based servers and clients that operate Windows 3.1, Windows NT and OS/2.

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

L. EMPLOYEES

  At April 30, 1997, the Company had 610 full-time employees, including 329 in product development and technical support, 131 in customer support and professional services, 120 in marketing, sales and sales support, and 30 persons in accounting and administration. The Company believes that its continued success will depend in part on its ability to continue to attract and retain highly skilled technical, marketing and management personnel, who are in great demand.

  The Company has never had a work stoppage and no employees are represented under collective bargaining arrangements. The Company considers its employee relations to be excellent.

M. INTERNATIONAL SALES

  See note 6 of Notes to Consolidated Financial Statements included as a part of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997 for a discussion of international revenues.

ITEM 2. PROPERTIES

  The Company's corporate headquarters are located in an approximately 100,000 square foot office building owned by the Company at 470 East Paces Ferry Road, N.E., Atlanta, Georgia.

  The Company also leases a two-story 17,500 square foot building at 443 East Paces Ferry Road, N.E. Atlanta, Georgia, which is used primarily for financial administration. This building is owned by a limited partnership of which Thomas L. Newberry and James C. Edenfield, the principal shareholders, are the sole partners. The term of the lease expired December 31, 1996, and has been continued on a month-to-month basis at a base rental of $17.00 per square foot through the end of calendar 1997, pending negotiation of a new lease.

  In January, 1989, the Company acquired a four-story 42,000 square foot building used for additional office space at 3110 Maple Drive, N.E., Atlanta, Georgia, along with a one-story 1,400 square foot building at 3116 Maple Drive used for office space, and a one-story 14,000 square foot building at 3120 Maple Drive which is used for office space.

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

  The Company owns a variety of electronic and computer equipment, including seven mid-sized computers, consisting of one IBM 9370, five IBM AS/400s, and one IBM 4381 and leases two IBM AS/400s, two IBM 3090 600Es, one IBM 3090-400J, one IBM 962 R31 and one IBM 9121 210, all of which are used for program development and testing, network management and product demonstrations.

ITEM 3. LEGAL PROCEEDINGS

  No legal proceedings required to be disclosed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of shareholders during the fourth quarter of the Company's recently completed fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NASDAQ SYMBOL

  The Company's Class A Common Shares are listed on the NASDAQ Stock Market-- National Market. There were 1,113 shareholders of record of the Company's Class A Common Shares and 2 shareholders of the Company's Class B Common Shares as of July 11, 1997. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

MARKET PRICE INFORMATION

  The table below presents the high and low sales prices for American Software, Inc. common stock as reported by NASDAQ, for the Company's last two fiscal years (1996 and 1997).

                                                                   HIGH    LOW
                                                                 -------- ------
       FISCAL YEAR 1997
       First Quarter............................................ $5 5/8   $3 3/4
       Second Quarter...........................................  7 1/8    4
       Third Quarter............................................  7 13/16  4 5/8
       Fourth Quarter...........................................  7 13/16  5 3/8

                                                                   HIGH    LOW
                                                                 -------- ------
       FISCAL YEAR 1996
       First Quarter............................................ $5 7/8   $3 1/2
       Second Quarter...........................................  8 3/8    5 1/4
       Third Quarter............................................  8 3/4    3
       Fourth Quarter...........................................  5 1/2    3 5/8

  The closing price on July 21, 1997 was 7 3/8.

      Cash Dividends

       FISCAL YEAR 1997
       First Quarter................................................ $ --  $ --
       Second Quarter...............................................   --    --
       Third Quarter................................................   --    --
       Fourth Quarter...............................................   --    --
       FISCAL YEAR 1996
       First Quarter................................................ $ --  $ --
       Second Quarter...............................................   --    --
       Third Quarter................................................   --    --
       Fourth Quarter...............................................   --    --

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                    1997    1996      1995      1994      1993
                                   ------- -------  --------  --------  --------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 For year ended April 30:
 Revenues......................... $84,711 $77,557  $ 79,462  $ 94,222  $106,844
 Total costs and expenses.........  83,030  92,886*   93,049   108,328   103,558
                                   ------- -------  --------  --------  --------
   Operating earnings (loss)......   1,681 (15,329)  (13,587)  (14,106)    3,286
 Other income.....................   1,744   2,569     2,245     2,428     3,459
                                   ------- -------  --------  --------  --------
   Earnings (loss) before income
  taxes...........................   3,425 (12,760)  (11,342)  (11,678)    6,745
 Income tax expense (benefit).....   1,093  (3,011)   (4,653)   (5,090)    1,635
                                   ------- -------  --------  --------  --------
   Net earnings (loss)............ $ 2,332 $(9,749) $ (6,689) $ (6,588) $  5,110
                                   ======= =======  ========  ========  ========
 Net earnings (loss) per common
  and common equivalent share..... $   .10 $  (.44) $   (.30) $   (.30) $    .23
 Cash dividends per share......... $   --  $   --   $    .16  $    .32  $    .31
 Cash dividends paid.............. $   --  $   --   $  3,570  $  7,148  $  6,990
 As of April 30:
 Working capital.................. $21,492 $21,511  $ 36,407  $ 46,328  $ 61,839
 Total assets..................... $97,112 $90,782  $107,792  $117,641  $131,540
 Long-term debt................... $   --  $   --   $    --   $    --   $    --
 Shareholders' Equity............. $67,152 $64,255  $ 74,037  $ 84,268  $ 98,031

--------
* The 1996 total costs and expenses includes fourth quarter write-downs of $6.1 million to net realizable value for certain capitalized computer software development costs and purchased computer software costs and $2.7 million to the provision for doubtful accounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  American Software develops, markets, and supports integrated supply chain management and enterprise resource planning solutions. The product line encompasses integrated business applications such as demand forecasting, logistics planning, warehouse management, order management, financials, manufacturing, and transportation solutions. The Company offers professional services to its customers in support of its products. These services include training, system implementation, consulting, custom programming, network management, millennium conversion, and telephonic support services.

REVENUES

  The Company's license fee revenues grew 25% in the fiscal year ended April 30, 1997 and 16% in fiscal year 1996. Logility Planning Solutions software has been the principal factor in American Software's license fee growth, constituting approximately 40%, 41% and 19% of license fee revenues in 1997, 1996 and 1995 respectively. License fees from the company's Enterprise Solutions increased 26% from 1996 to 1997 and decreased 11% from 1995 to 1996.

  Services revenues, which are composed primarily of consulting, custom programming, and network management services (formerly referred to as outsourcing), increased 6% from 1996 to 1997 due to increased network management revenues, which increased 26% to $13.0 million in 1997. Services revenues decreased 15% from 1995 to 1996 due primarily to the fact that license fee revenues trended down in 1995. This decrease reflected the fact that services revenues generated in connection with new software licenses typically trail those license fee revenues by two to three quarters. The decrease from 1995 to 1996 was partially offset by an increase in network management revenues, which increased 12% to $10.3 million in 1996 from $9.2 million in 1995. Network management services consists generally of assisting customers with their data processing functions by processing their software on the Company's equipment. The Company began using the term network management services to better describe the services it provides.

  Maintenance revenues, which consist of product support activities and on-going product enhancements provided to customers who license the Company's products and purchase maintenance agreements increased 1% to $22.8 million in 1996 and decreased 3% to $22.0 million in 1997. Maintenance revenues trended up in 1997 on a quarterly basis and trended down in 1996. Maintenance revenues generally follow license fee revenues which serve as the source of new maintenance customers.

  The Company believes that revenues trended up in 1997 in all three categories due to the increase in new products from Logility Planning Solutions being introduced in the market place and because of the need of businesses to insure that their software solutions will operate in the new millennium. In the area of license fees, the Company offers year 2000 enabled solutions to new customers; in the area of services the Company offers both its existing customers and new customers assistance in preparing their total enterprise solutions to operate into the next millennium; and in the area of maintenance revenues the Company has greater opportunities to retain customers on maintenance who must insure that their existing solutions are year 2000 enabled. The Company believes that this trend will continue in 1998, although the magnitude of this trend cannot be accurately projected.

COST OF REVENUES

  The cost of revenues for license fees consists primarily of salaries and related employee benefits, third-party royalties, and amortization of capitalized computer software development costs. These costs decreased in 1997 due to lowered amortization expense from the write-off of $6.1 million in capitalized computer software development costs and purchased software costs in the fourth quarter of 1996, and to a lesser extent due to lower personnel costs from reduced headcount levels. These costs increased in 1996 from 1995 levels due to the costs associated with the aforementioned write-off. The cost of revenues for license fees are expected to substantially increase due to increased amortization expense when certain capitalized computer software projects currently under development are completed and become generally available. The Company believes that these projects will be completed by the end of calendar 1997.

  The cost of revenues for services consists of salaries and related employee benefits, contract programming, travel and living expenses and the costs of software and equipment to provide network management services.

These costs increased 8% in 1997 and 1% in 1996, primarily due to increased expenses related to the higher network management revenues.

  The cost of revenues for maintenance consists of salaries and related employee benefits and are accounted for on the basis of time spent by Company personnel performing activities relative to the maintenance agreements. These costs decreased 2% in 1997 and decreased 14% in 1996.

  Total operating expenses were down 11% in 1997 due primarily to certain write-offs in the fourth quarter of 1996. Excluding those write-offs, operating expenses were 10% lower in 1996 compared to 1995. Absent the fourth quarter write-offs, expenses decreased in 1996 due primarily to a 16% decrease in the average number of salaried employees.

  American Software wrote off approximately $8.8 million from operations in the fourth quarter of fiscal 1996. Additionally, the Company created a $2.0 million valuation allowance against certain deferred income tax assets, principally for foreign tax credits, which affected the tax benefit for both the fourth quarter and fiscal year 1996. As part of the total $8.8 million in write-offs, approximately $6.1 million of computer software costs relating to older technology products were written off. Of that, $3.6 million related to internally developed software and $2.5 million to purchased software. The software write-offs were due to insufficient projected revenues as compared to the carrying values of those products. Additionally, during the fourth quarter of 1996, the Company wrote off $2.7 million of accounts receivable directly to the provision for doubtful accounts. Over 50% of the write-offs, comprised of three accounts, related to international accounts in Eastern Europe and the Pacific Rim.

  The Company's research and development expenditures consist of new product development and enhancement of existing products. These expenditures totalled $12.2 million, $16.1 million, and $12.6 million in fiscal years 1997, 1996, and 1995, respectively, and represented 41%, 67%, and 60% of license fees for those fiscal years.

  Marketing and Sales expenses increased 2% in 1997 and decreased 2% in 1996. These small fluctuations occurred while license fees increased each year, reflecting increased productivity from the Company's sales force.

  Provision for doubtful accounts for 1997 decreased to $.7 million from $3.2 million in 1996 due to the aforementioned write-offs.

  Other income is comprised predominantly of interest income, gains and losses from sales of investments, and changes in the market value of investments, and was $1.7 million, $2.6 million, and $2.2 million, in 1997, 1996, and 1995, respectively. Cash and investments totalled approximately $24.4 million and $26.1 million, and comprised 25% and 29%, of total assets at April 30, 1997 and 1996, respectively.

  The income tax expense in 1997 was 32% of pretax income compared to an income tax benefit of 24% of the pretax loss in 1996, and an income tax benefit of 41% of the pretax loss in 1995. The decrease in the tax benefit rate from fiscal 1995 to fiscal 1996 was due to the establishment of a $2.0 million valuation allowance against deferred income tax assets, principally for foreign tax credits (see footnote 3 to Notes to Consolidated Financial Statements).

  The Company believes that inflation has not materially affected the results of its operations for the past three years.

OPERATING PATTERN

  The Company experiences an irregular pattern of quarterly operating results, caused primarily by fluctuations in both the number and size of software license contracts received and delivered from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

  Cash has been provided by: operating activities through the sale of portions of the company's investment securities; by the receipt of income tax refunds in 1995 and 1996 due to operating loss carrybacks; and by the collection of accounts receivable in 1995 and 1996.

  The Company's operating activities provided cash of $13.1 million in 1997, $16.5 million in 1996, and $14.0 million in 1995. With the Company's adoption of SFAS 115 on May 1, 1994, its investments including money market funds are accounted for as a trading portfolio. The activities of that portfolio are included in operating activities in the consolidated statements of cash flows. Income tax refunds due to net operating loss carrybacks generated $4.6 million in fiscal 1996 and $4.1 million in fiscal 1995.

  Cash used for investing activities was $12.2 million in 1997, $15.7 million in 1996, and $11.2 million in 1995. These activities were primarily for purchase of property and equipment and expenditures for capitalized computer software development. The Company had no material commitments for capital expenditures as of April 30, 1997.

  Cash provided by financing activities was $546,408 in 1997, and cash used in financing activities was $57,000 in 1996, and $3.7 million in 1995. The reduction in cash used for financing activities in fiscal 1996 as compared to fiscal 1995 was due to the suspension of the Company's quarterly dividends after payment of two quarterly dividends in fiscal 1995.

  The Company's current ratio was 1.8 to 1 and cash and investments totaled 25% of total assets at April 30, 1997. The Company expects existing cash and investments, combined with cash generated from operations, to be sufficient to meet its operational needs in 1998. The Company may seek additional sources of capital to meet its growth objectives in the future.

IMPORTANT CONSIDERATIONS RELATED TO FORWARD-LOOKING STATEMENTS

  It should be noted that this discussion contains forward-looking statements which are subject to substantial risks and uncertainties. There are a number of factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of new products and services, the ability of the Company to implement changes in sales strategies and organization on a timely basis, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could effect the future performance of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Consolidated Balance Sheets as of April 30, 1997 and 1996.................  16
Consolidated Statements of Operations for the Years ended April 30, 1997,
 1996 and 1995............................................................  18
Consolidated Statements of Shareholders' Equity for the Years ended April
 30, 1997, 1996 and 1995..................................................  19
Consolidated Statements of Cash Flows for the Years ended April 30, 1997,
 1996 and 1995............................................................  20
Notes to the Consolidated Financial Statements............................  21
Independent Auditors' Report..............................................  30

          CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT SHARE DATA)

                            APRIL 30, 1997 AND 1996

                                                                 1997    1996
                                                                ------- -------
ASSETS
Current assets:
  Cash......................................................... $ 3,442 $ 1,947
  Investments (note 2).........................................  20,964  24,207
  Trade accounts receivable, less allowance for doubtful
   accounts
   of $1,182 in 1997 and $1,200 in 1996........................  15,919  14,106
  Unbilled accounts receivable.................................   3,172     953
  Current deferred income taxes (note 3) ......................   1,995   1,938
  Refundable income taxes......................................   1,060   1,022
  Prepaid expenses and other current assets....................   1,766   1,881
                                                                ------- -------
    Total current assets.......................................  48,318  46,054
                                                                ------- -------
Property and equipment, at cost:
  Buildings and leasehold improvements.........................  20,107  19,241
  Computer equipment...........................................  16,992  15,786
  Office furniture and equipment...............................   4,548   4,396
                                                                ------- -------
                                                                 41,647  39,423
Less accumulated depreciation and amortization.................  24,244  21,804
                                                                ------- -------
    Net property and equipment.................................  17,403  17,619
                                                                ------- -------
Capitalized computer software development costs, less
 accumulated
 amortization of $31,838 in 1997 and $27,167 in 1996...........  28,171  22,944
Purchased computer software costs, less accumulated
 amortization
 of $4,833 in 1997 and $4,101 in 1996..........................     846   1,231
                                                                ------- -------
    Total computer software costs..............................  29,017  24,175
                                                                ------- -------
Other assets, net..............................................   2,374   2,934
                                                                ------- -------
                                                                $97,112 $90,782
                                                                ======= =======

          See accompanying notes to consolidated financial statements.

          CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT SHARE DATA)

                            APRIL 30, 1997 AND 1996

                                                                 1997    1996
                                                                ------- -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................. $ 5,221 $34,940
  Accrued compensation and related costs.......................   5,077   3,656
  Accrued royalties............................................     839     947
  Other current liabilities....................................   4,368   3,494
  Deferred revenue.............................................  11,321  11,506
                                                                ------- -------
    Total current liabilities..................................  26,826  24,543
Deferred income taxes (note 3).................................   3,134   1,984
                                                                ------- -------
    Total liabilities..........................................  29,960  26,527
                                                                ------- -------
Shareholders' equity (note 5):
  Common stock:
  Class A, $.10 par value. Authorized 50,000,000 shares; issued
   18,972,926 shares in 1997 and 18,769,083 shares in 1996.....   1,897   1,877
  Class B, $.10 par value. Authorized 10,000,000 shares; issued and outstanding 4,815,289 shares in 1997 and 4,836,889
   shares in 1996; convertible
   into Class A shares on a one-for-one basis..................     482     484
  Additional paid-in capital...................................  31,317  30,776
  Retained earnings............................................  45,430  43,098
                                                                ------- -------
                                                                 79,126  76,235
Less Class A treasury stock, 1,330,251 shares in 1997
 and 1,331,119 shares in 1996, at cost.........................  11,974  11,980
                                                                ------- -------
    Total shareholders' equity.................................   67,15 264,255
                                                                ------- -------
Commitments and contingencies (notes 4, 7, and 8)
                                                                $97,112 $90,782
                                                                ======= =======

          See accompanying notes to consolidated financial statements.

                                                                     SCHEDULE II


                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED VALUATION ACCOUNTS

                  YEARS ENDED APRIL 30, 1997, 1996, AND 1995


Allowance for Doubtful Accounts
-------------------------------

                                         Additions
                           Balance at     charged                     Balance
                           beginning     to costs                     at end
Year ended                  of year    and expenses   Deductions(1)   of year
----------                 ----------  -------------  -------------  ---------
April 30, 1995...........  $3,800,000     (158,944)      1,734,772   1,906,284
April 30, 1996...........   1,906,284    2,371,306       3,077,590   1,200,000
April 30, 1997...........   1,200,000      720,935         739,164   1,181,771

________________
(1) Write-offs of accounts receivable.


Deferred Income Tax Valuation Allowance
---------------------------------------

                                        Additions
                           Balance at    charged                    Balance
                           beginning     to costs                   at end
Year ended                  of year    and expenses   Deductions    of year
----------                 ----------  ------------   ----------   ---------
April 30, 1995..           $   --           --            --          --
April 30, 1996..               --        1,980,209        --       1,980,209
April 30, 1997..            1,980,209       --            --       1,980,209

                                 EXHIBIT INDEX



Exhibit                                                                Page
Number    Description of Exhibits                                     Number
---------------------------------                                   ----------

11.1      Statement re: Computation of Per Share Earnings (Loss).

21.1      Subsidiaries.

23.1      Independent Auditors' Consent.

27.1      Financial Data Schedule