Form 10-K405/A
period 1997-04-30
AMERICAN SOFTWARE INC
filed 1997-08-04
CIK 713425

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-KA

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KA or any amendment to this Form 10-KA. [X]

  At July 22, 1997, 17,759,779 Class A Common Shares and 4,819,289 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at July 24, 1997) of the Class A shares held by nonaffiliates was approximately $127 million.

          DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-KA

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

M. INTERNATIONAL SALES

  See note 6 of Notes to Consolidated Financial Statements included as a part of the Company's Annual Report on Form 10-KA for the fiscal year ended April 30, 1997 for a discussion of international revenues.

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
                                                                ------- -------
Commitments and contingencies (notes 4, 7, and 8)
                                                                $97,112 $90,782
                                                                ======= =======

          See accompanying notes to consolidated financial statements.

    CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE DATA)

                   YEARS ENDED APRIL 30, 1997, 1996, AND 1995

                                               1997        1996        1995
                                            ----------  ----------  ----------
Revenues (note 6):
  License fees............................. $   30,106  $   24,067  $   20,780
  Services.................................     32,595      30,682      36,050
  Maintenance..............................     22,010      22,808      22,632
                                            ----------  ----------  ----------
  Total revenues...........................     84,711      77,557      79,462
                                            ----------  ----------  ----------
Cost of revenues:
  License fees.............................     11,797      18,317      16,240
  Services.................................     27,410      25,367      25,118
  Maintenance..............................      7,972       8,139       9,489
                                            ----------  ----------  ----------
  Total cost of revenues...................     47,179      51,823      50,847
                                            ----------  ----------  ----------
Research and development costs.............     12,198      16,094      12,552
  Less: Capitalizable software.............     (9,898)    (12,750)     (7,352)
Marketing and sales expense................     20,811      20,447      20,794
General and administrative expenses........     12,019      14,089      16,367
Provision for (recovery of) doubtful
 accounts..................................        721       3,183        (159)
                                            ----------  ----------  ----------
    Operating earnings (loss)..............      1,681     (15,329)    (13,587)
Other income:
  Interest income..........................        989       1,672       2,045
  Other, net...............................        755         897         200
                                            ----------  ----------  ----------
    Earnings (loss) before income taxes....      3,425     (12,760)    (11,342)
Income tax expense (benefit)--(note 3).....      1,093      (3,011)     (4,653)
                                            ----------  ----------  ----------
Net earnings (loss)........................ $    2,332  $   (9,749) $   (6,689)
                                            ==========  ==========  ==========
Net earnings (loss) per common and common
 equivalent share.......................... $      .10  $     (.44) $     (.30)
                                            ==========  ==========  ==========
Weighted average number of common and
 common
 equivalent shares outstanding............. 23,355,094  22,261,782  22,317,899
                                            ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   YEARS ENDED APRIL 30, 1997, 1996, AND 1995

                                        COMMON STOCK
                          -----------------------------------------
                                 CLASS A             CLASS B
                          --------------------- -------------------  ADDITIONAL                                 TOTAL
                                                                       PAID-IN    RETAINED      TREASURY    SHAREHOLDERS'
                            SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL    EARNINGS        STOCK        EQUITY
                          ---------- ---------- ---------  --------  ----------- -----------  ------------  -------------
Balance at April 30,
 1994...................  18,688,728 $1,868,873 4,840,489  $484,049  $30,415,118 $63,105,879  $(11,605,438)  $84,268,481
Cash dividends
 declared--
 $.16 per share.........          --         --        --        --           --  (3,569,731)           --    (3,569,731)
Proceeds from stock
 options exercised at
 $2.22 to $4.11 per
 share..................      41,143      4,115        --        --       46,791          --            --        50,906
Grants of compensatory
 stock options..........          --         --        --        --      194,424          --            --       194,424
Repurchase of 85,000
 Class A shares.........          --         --        --        --           --          --      (296,250)     (296,250)
Issuance of 17,057 Class
 A Shares under the
 Dividend Reinvestment
 and Stock Purchase
 Plan...................          --         --        --        --           --          --        78,144        78,144
Net loss................          --         --        --        --           --  (6,689,162)           --    (6,689,162)
                          ---------- ---------- ---------  --------  ----------- -----------  ------------   -----------
Balance at April 30,
 1995...................  18,729,871  1,872,988 4,840,489   484,049   30,656,333  52,846,986   (11,823,544)   74,036,812
Proceeds from stock
 options exercised at
 $2.75 to $4.56 per
 share and other stock
 option transactions....      35,612      3,562        --        --       95,308          --            --        98,870
Conversion of Class B
 shares into Class A
 shares.................       3,600        360    (3,600)     (360)          --          --            --            --
Grants of compensatory
 stock options..........          --         --        --        --       24,563          --            --        24,563
Repurchase of 25,000
 Class A shares.........          --         --        --        --           --          --      (160,000)     (160,000)
Issuance of 824 Class A
 shares under the
 Dividend Reinvestment
 and Stock Purchase
 Plan...................          --         --        --        --           --          --         4,490         4,490
Net loss................          --         --        --        --           --  (9,749,337)           --    (9,749,337)
                          ---------- ---------- ---------  --------  ----------- -----------  ------------   -----------
Balance at April 30,
 1996...................  18,769,083  1,876,910 4,836,889   483,689   30,776,204  43,097,649   (11,979,054)   64,255,398
Proceeds from stock
 options exercised at
 $2.75 to $5.50 per
 share and other stock
 option transactions....     182,243     18,224        --        --      522,906          --            --       541,130
Conversion of Class B
 shares into Class A
 shares.................      21,600      2,160   (21,600)   (2,160)          --          --            --            --
Grants of compensatory
 stock options..........          --         --        --        --       18,084          --            --        18,084
Issuance of 868 Class A
 shares under Dividend
 Reinvestment and Stock
 Purchase Plan..........          --         --        --        --           --          --         5,278         5,278
Net income..............          --         --        --        --           --   2,331,857            --     2,331,857
                          ---------- ---------- ---------  --------  ----------- -----------  ------------   -----------
Balance at April 30,
 1997...................  18,972,926 $1,897,294 4,815,289  $481,529  $31,317,194 $45,429,506  $(11,973,776)  $67,151,747
                          ========== ========== =========  ========  =========== ===========  ============   ===========

          See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                   YEARS ENDED APRIL 30, 1997, 1996, AND 1995

                                                   1997      1996      1995
                                                 --------  --------  --------
Cash flows from operating activities:
  Net earnings (loss)........................... $  2,332  $ (9,749) $ (6,689)
Adjustments to reconcile net earnings (loss) to
   net cash
   provided by operating activities:
  Depreciation and amortization.................    8,113    12,151    11,748
  Net loss (gain) on investments................     (635)     (873)     (609)
  Loss on disposal of property..................       --        19        38
  Equity in loss of investee....................      575       178        --
  Capitalized software impairment charge........       --     6,158        --
  Grants of compensatory stock options..........       18        25       194
  Deferred income taxes.........................    1,093     6,074     1,026
  Changes in operating assets and liabilities:
  Net (increase) decrease in money market funds.   (2,810)    4,726    (3,325)
  Purchases of trading securities...............     (242)  (10,153)   (4,055)
  Proceeds from sale of trading securities......    2,567     1,833     8,948
  Proceeds from maturities of trading
   securities...................................    4,363    11,536     6,266
  Accounts receivable...........................   (4,032)    1,358     3,490
  Prepaid expenses and other current assets.....     (466)   (1,142)     (375)
  Accounts payable and other liabilities........    2,338       222        74
  Income taxes..................................       93     7,484    (2,187)
  Deferred revenue..............................     (186)   (1,245)     (522)
                                                 --------  --------  --------
  Net cash provided by operating activities.....   13,121    16,454    14,022
                                                 ========  ========  ========
Cash flows from investing activities:
  Capitalized software development costs........   (9,898)  (12,750)   (7,352)
  Purchase of TXbase Systems, Inc. stock........       --        --      (827)
  Purchase of Intellimedia Commerce, Inc........       --      (850)       --
  Purchases of property and equipment...........   (2,275)   (2,078)   (3,050)
                                                 --------  --------  --------
  Net cash used in investing activities.........  (12,173)  (15,678)  (11,229)
                                                 --------  --------  --------
Cash flows from financing activities:
  Repurchases of common stock...................       --      (160)     (296)
  Proceeds from Dividend Reinvestment Plan......        6         4        78
  Proceeds from exercise of stock options.......      541        99        51
  Dividends paid................................       --        --    (3,570)
                                                 --------  --------  --------
  Net cash provided by (used in) financing
   activities...................................      547       (57)   (3,737)
                                                 --------  --------  --------
Net change in cash..............................    1,495       719      (944)
Cash at beginning of year.......................    1,947     1,228     2,172
Cash at end of year............................. $  3,442  $  1,947  $  1,228
                                                 ========  ========  ========
Supplemental disclosure of cash paid (received)
 during the year for income taxes............... $    238  $ (4,369) $ (3,493)
                                                 ========  ========  ========

          See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        APRIL 30, 1997, 1996, AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Basis of Presentation

  The consolidated financial statements include the accounts of American Software, Inc. and its wholly owned subsidiaries and its majority-owned subsidiary (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

  The Company is engaged in the development, marketing, and support activities of a broad range of computer business applications software. The Company's operations are principally in the computer software industry with a network management services business.

 (b) Revenue Recognition

  License fees in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software provided collection is considered probable and no significant obligations remain outstanding. The percentage-of-completion method of accounting is utilized to recognize revenue on products under development for fixed amounts. Progress under the percentage-of-completion method is measured based on management's best estimate of the cost of work completed in relation to the total cost of work to be performed under the contract. Any estimated losses on products under development for fixed amounts are immediately recognized in the consolidated financial statements. Significant maintenance costs included in the initial license fee are accrued.

  Revenue related to professional services, including network management and education is recognized as the related services are performed.

  Maintenance revenue is recognized ratably over the term of the maintenance agreements. Deferred revenue represents advance payments to the Company by customers for services and products.

 (c) Investments

  Investments at April 30, 1997 and April 30, 1996, consist of money market funds, debt securities, and marketable equity securities. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) as of May 1, 1994. Pursuant to the provisions of SFAS 115, the Company has classified its investment portfolio as "trading." "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings. The effect of adopting SFAS 115 was not significant and has been included in other income, net, in the accompanying consolidated statement of operations.

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

 (e) Capitalized Computer Software Development Costs

  The Company capitalizes computer software development costs by project, commencing when technological feasibility for the respective product is established and concluding when the product is ready for general release to customers. The Company makes an ongoing assessment of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value (NRV) of the product. If the NRV is less than the amount capitalized, a write-down to NRV is recorded. The Company capitalized computer software development costs totaling approximately $9.9 million, $12.8 million, and $7.4 million in 1997, 1996, and 1995, respectively. The Company expensed approximately $3.6 million in 1996 as these amounts were deemed unrealizable based on future revenue projections. Capitalized computer software development costs are being amortized using the straight-line method over an estimated useful life of three years. Amortization expense was approximately $4.7 million, $7.1 million, $7.0 million in 1997, 1996, and 1995, respectively.

  The total of research and development costs and additions to capitalized computer software development costs were approximately $12.2 million, $16.1 million, $12.6 million in years 1997, 1996, and 1995, respectively. The Company incurred research and development costs totaling approximately $2.3 million, $3.4 million, $5.2 million, which were expensed in 1997, 1996, and 1995, respectively.

 (f) Purchased Computer Software Costs

  Purchased computer software costs represent the cost of acquiring computer software. Amortization of purchased computer software costs is calculated using the straight-line method over a period of three to five years. Amortization expense was approximately $734,000, $2.4 million and $2.3 million in 1997, 1996, and 1995, respectively. The Company expensed $2.6 million in 1996 as this amount was deemed unrealizable based on future revenue projections.

 (g) Income Taxes

  The Company accounts for income taxes using the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (h) Earnings (Loss) Per Common and Common Equivalent Share

  The earnings (loss) per common and common equivalent share are based on the weighted average number of Class A and B shares outstanding, since the Company considers the two classes of common stock as one class for the purposes of the per share computation, and share equivalents from dilutive stock options outstanding during each year. Share equivalents are excluded from the aforementioned computation during loss periods. Net earnings (loss) per share computed on a fully diluted basis is not significantly different than net earnings (loss) per share computed using the primary basis.

 (i) Use of Estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and revenues and expenses for reporting periods to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

 (j) Impairment of Long-Lived Assets

  The Company adopted Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those related to discontinued operations, be reported at the lower of carrying amount or fair value less cost to sell. The Company's adoption of SFAS No. 121 did not have an impact on its consolidated financial statements.

 (k) Stock Compensation Plans

  Prior to May 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On May 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.

  Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures under the provisions of SFAS No. 123.

 (l) Reclassifications

  Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the presentation adopted in 1997.

(2) INVESTMENTS

  As discussed in note 1, the Company adopted SFAS 115 as of May 1, 1994. The change in method of accounting for investments did not have a significant effect on the 1995 consolidated statement of operations. Prior years' financial statements have not been restated to apply the provisions of SFAS 115.

  Investments consist of the following:

                                                                   APRIL 30,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
   Money market funds.......................................... $ 4,137 $ 1,326
   Debt securities:
     U.S. Treasury securities..................................   1,096   1,491
     Tax-exempt state and municipal bonds......................   9,982  14,652
                                                                ------- -------
       Total debt securities...................................  11,078  16,143
                                                                ------- -------
     Equity securities.........................................   5,749   6,738
                                                                ------- -------
                                                                $20,964 $24,207
                                                                ======= =======

  In 1997 and 1996, the Company's investment portfolio experienced net unrealized holding gains of approximately $635,000 and $873,000 respectively, which have been included in other income, net in the 1997 and 1996 consolidated statements of operations.

  At April 30, 1997, 90% of the tax-exempt state and municipal bonds related to state and municipal governments and authorities in Georgia.

(3) INCOME TAXES

  Income tax expense (benefit) consists of the following:

                                                        YEARS ENDED APRIL 30,
                                                        -----------------------
                                                         1997   1996     1995
                                                        ------ -------  -------
                                                            (IN THOUSANDS)
   Current:
     Federal........................................... $   -- $(5,429) $(5,372)
     State.............................................     --    (768)    (696)
                                                        ------ -------  -------
                                                            --  (6,197)  (6,068)
                                                        ------ -------  -------
   Deferred:
     Federal...........................................    949   2,993    1,192
     State.............................................    144     193      223
                                                        ------ -------  -------
                                                         1,093   3,186    1,415
                                                        ------ -------  -------
                                                        $1,093 $(3,011) $(4,653)
                                                        ====== =======  =======

  The Company's effective income tax rate of 32%, 24%, and 41% for the years ended April 30, 1997, 1996, and 1995, respectively, differs from the "expected" income tax expense (benefit) for those years calculated by applying the Federal statutory rate of 34% to earning (loss) before income taxes as follows:

                                                       YEARS ENDED APRIL 30,
                                                       ------------------------
                                                        1997    1996     1995
                                                       ------  -------  -------
                                                           (IN THOUSANDS)
   Computed "expected" income tax expense (benefit)..  $1,164  $(4,338) $(3,856)
   Increase (decrease) in income taxes resulting
    from:
     State income taxes, net of Federal income tax
      effect.........................................      96     (380)    (312)
     Foreign taxes paid..............................     182       51      572
     Foreign tax credits.............................    (182)      --     (572)
     Tax-exempt interest income......................    (280)    (203)    (640)
     Cancellation of compensatory stock options......      --       --      227
     Change in the beginning-of-the year balance of
      the valuation allowance for deferred tax assets
      allocated to income tax benefit................      --    1,980       --
     Other, net......................................     113     (121)     (72)
                                                       ------  -------  -------
                                                       $1,093  $(3,011) $(4,653)
                                                       ======  =======  =======

  The significant components of deferred income tax expense attributable to earnings (loss) before income taxes for the years ended April 30, 1997, 1996, and 1995 are as follows:

                                                         YEARS ENDED APRIL 30,
                                                        -----------------------
                                                          1997    1996    1995
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
   Deferred tax expense................................  $1,093  $1,206  $1,189
   Cancellation of compensatory stock options..........      --      --     226
   Increase in beginning-of-the year balance of the
    valuation allowance for deferred tax assets........      --   1,981      --
                                                        ------- ------- -------
                                                         $1,093  $3,187  $1,415
                                                        ======= ======= =======

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1997 and 1996, are presented as follows:

                                                                 APRIL 30,
                                                              -----------------
                                                                1997     1996
                                                              --------  -------
                                                               (IN THOUSANDS)
   Deferred tax assets:
     Expenses, due to accrual for financial reporting
      purposes..............................................  $  1,719  $ 1,605
     Accounts receivable, due to allowance for doubtful
      accounts..............................................       448      456
     Compensation expense related to grants of nonqualified
      stock options.........................................       189      189
     Deferred gain on sale of real estate option............        --       72
     Net operating loss carry forwards......................     8,083    7,309
     Foreign tax credit carry forwards......................     1,791    1,780
     Other..................................................       236       --
                                                              --------  -------
       Total gross deferred tax assets......................    12,466   11,411
     Less valuation allowance...............................    (1,980)  (1,980)
                                                              --------  -------
       Net deferred tax assets..............................    10,486    9,431
   Deferred tax liabilities:
     Capitalized computer software development costs........   (10,699)  (8,714)
     Property and equipment, primarily due to differences in
      depreciation..........................................      (349)    (370)
     Other..................................................      (577)    (393)
                                                              --------  -------
       Total gross deferred tax liabilities.................   (11,625)  (9,477)
                                                              --------  -------
       Net deferred tax liability...........................  $ (1,139) $   (46)
                                                              ========  =======

  Refundable income taxes arose primarily from the 1995 and 1994 taxable losses that were carried back to earlier profitable years to recover income taxes previously paid.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at April 30, 1997 and 1996.

  At April 30, 1997, the Company has net operating loss carry forwards for federal income tax purposes of approximately $20.0 million which are available to offset future federal taxable income, if any, through 2012. In addition, the Company has foreign tax credit carry forwards for federal income tax purposes of approximately $1.8 million which are available to offset future federal income taxes pursuant to the income tax laws. Such credits expire in varying amounts through 2002.

(4) ACQUISITIONS

  In January 1996, the Company acquired a 60% interest in Intellimedia Commerce, Inc., a company which builds and maintains systems for commerce on the Internet, for $850,000. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. The related minority interest is not significant. The goodwill and capitalized computer software development costs are each being amortized over five-year periods.

  In March 1995, the Company acquired a 30% interest in TXbase Systems, Inc., a client/server-based software company, for approximately $827,000. This investment was accounted for under the equity method.

The excess investment over the underlying equity in net assets was amortized using the straight-line method over a period of five years. In conjunction with the purchase, the Company extended TXbase Systems, Inc. a line of credit in the amount of $800,000 providing certain financial and other requirements are met. Any outstanding advance balance is convertible into additional equity ownership at the discretion of the Company. In January 1997, the Company wrote off the remaining balance of this investment.

  In July 1993, the Company purchased from Coda Corporation the proprietary rights to certain computer software for $3.3 million. In 1996, the Company wrote off the remaining unamortized balance.

(5) SHAREHOLDERS' EQUITY

 Certain Class A and Class B Common Stock Rights

  Except for the election or removal of Directors and class votes as required by law or the Articles of Incorporation, holders of both classes of common stock vote as a single class on all matters with each share of Class A common stock entitled to cast one-tenth vote per share and each share of Class B common stock entitled to cast one vote per share. Neither has cumulative voting rights. Holders of Class A common stock, as a class, are entitled to elect 25% of the Board of Directors (rounded up to the nearest whole number of Directors) if the number of outstanding shares of Class A common stock is at least 10% of the number of outstanding shares of both classes of common stock. No cash or property dividend may be paid to holders of shares of Class B common stock during any fiscal year of the Company unless a dividend of $.05 per share has been paid in such year on each outstanding share of Class A common stock. This $.05 per share annual dividend preference is noncumulative. Dividends per share of Class B common stock during any fiscal year may not exceed dividends paid per share of Class A common stock during each year. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the shareholder. Class A and B shares are considered as one class for purpose of the earning (loss) per share computation.

 Stock Option Plans

  In fiscal 1992, the Company discontinued issuing options under its Incentive Stock Option Plan and its Nonqualified Stock Option Plan. There were 52,576 options outstanding under these plans at April 30, 1997. These plans were replaced with the 1991 Employee Stock Option Plan ("1991 Plan") and the Director and Officer Stock Option Plan ("D and O Plan"). Under the 1991 Plan, the Board of Directors is authorized to grant key employees options to purchase up to $2.4 million shares of Class A common stock, plus any shares granted under the terminated plans that terminate or expire without being wholly exercised.

  These options vest in four equal annual installments commencing one year from the effective date of grant. All options must be exercised within ten years of the effective date of grant, but will expire sooner if the optionee's employment terminates. Under the D and O Plan, the Board of Directors is authorized to grant directors and officers options to purchase up to 900,000 shares of Class A common stock. These options typically are exercisable based upon the terms of such options up to 10 years after the date of grant, but will expire sooner if the optionee's employment terminates. Additionally, both the 1991 Plan and D and O Plan can issue either incentive stock options or nonqualified stock options. Both the 1991 Plan and D and O Plan will terminate on May 13, 2001.

  Incentive and nonqualified options exercisable at April 30, 1997, are 840,314 and 150,392 shares, respectively. Options available for grant at April 30, 1997, for the 1991 Plan and D and O Plan are 542,983 and 278,063 shares, respectively.

  The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statement No. 123, the

Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                         YEARS ENDED APRIL 30,
                                                         ---------------------
                                                             1997       1996
                                                         ---------------------
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
   Net earnings (loss)--as reported..................... $   2,332 $    (9,749)
   pro forma............................................ $   1,040 $   (10,458)
   Primary earnings (loss) per share--as reported....... $     .10 $      (.44)
   pro forma............................................ $     .04 $      (.47)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of 0%; expected volatility of 211.9%; risk-free interest rates of 6.1%; and expected lives of 8 years for all of the Plan options.

  A summary of the status of the Company's stock option plans as of April 30, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                       1997                     1996
                              ------------------------ ------------------------
                                           WEIGHTED-                WEIGHTED-
   FIXED OPTIONS               SHARES    AVERAGE PRICE  SHARES    AVERAGE PRICE
   -------------              ---------  ------------- ---------  -------------
   Outstanding at beginning
    of year.................. 2,611,818      3.27      2,213,050      2.95
   Granted...................   856,960      5.12        776,330      4.14
   Exercised.................  (182,243)     6.12        (35,612)     4.98
   Forfeited/canceled........  (296,301)     3.62       (341,950)     3.06
                              ---------                ---------
   Outstanding at end of
    year..................... 2,990,234      3.75      2,611,818      3.27
                              =========                =========
   Options exercisable at
    year-end................. 1,001,956                  583,902
   Weighted-average fair
    value of options granted
    during the year..........                5.09                     4.23

  Summarized option data for the incentive options as of April 30, 1995 is as follows:

                                                           SHARES
                                                           UNDER     RANGE PRICE
                                                           OPTION     PER SHARE
                                                         ----------  -----------
   Options outstanding at April 30, 1994................  1,611,148  $2.22-16.88
   Options granted......................................  2,639,524   2.75-5.75
   Options exercised....................................    (41,143)  2.22-4.11
   Options cancelled.................................... (1,996,479)  2.75-16.88
                                                         ----------
   Options outstanding at April 30, 1995................  2,213,050  $2.22-15.00
                                                         ==========

  The following table summarizes information about fixed stock options outstanding at April 30, 1997:

                  OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
   --------------------------------------------------------------------------------------------------------
                          NUMBER       WEIGHTED-AVERAGE                       NUMBER
      RANGE OF          OUTSTANDING       REMAINING     WEIGHTED-AVERAGE    EXERCISABLE    WEIGHTED-AVERAGE
   EXERCISE PRICES   AT APRIL 30, 1997 CONTRACTUAL LIFE  EXERCISE PRICE  AT APRIL 30, 1997  EXERCISE PRICE
   ---------------   ----------------- ---------------- ---------------- ----------------- ----------------
   $2.22-15.00           2,990,234           7.7             $3.75           1,001,956          $3.39

 Dividend reinvestment and Stock Purchase Plan

  In 1995, the Company adopted a Dividend Reinvestment and Stock Purchase Plan retroactive to February 25, 1994. Under the Plan, 500,000 shares of the Company's Class A common stock were reserved for the use of the Dividend Reinvestment Plan. The shares are to be utilized from treasury stock to the extent available, with any additional shares to be utilized from authorized but unissued shares of Class A common stock. In 1997 and 1996, 868 shares and 824 shares, respectively, were issued pursuant to this plan.

(6) INTERNATIONAL REVENUES

  International revenues approximated $8.3 million, or 10%, $10.6 million or 14%, and $10.3 million or 13%, of consolidated revenues for the years ended April 30, 1997, 1996, and 1995, respectively, and were primarily from customers in Canada, Europe, Australia, and Asia.

(7) COMMITMENTS

 Leases

  The Company leases an office facility from a partnership controlled by the two Class B shareholders, under an operating lease that expired in March 1997. The lease is currently operating on a month-to-month basis. Amounts expensed under this lease for the years ended April 30, 1997, 1996, and 1995 approximated $274,000, $301,000 and $291,000 respectively.

  The Company leases other office facilities, certain office equipment, and computer equipment under various operating leases expiring through 2002. Rental expense for these operating leases approximated $3.6 million, $5.5 million, and $5.9 million for the years ended April 30, 1997, 1996, and 1995, respectively.

  Approximate aggregate minimum annual rentals under all long-term, noncancellable, operating leases are as follows:

      Years ending April 30,
         (in thousands)
         1998............................................................ $2,693
         1999............................................................  2,381
         2000............................................................    928
         2001............................................................     64
         2002............................................................     28
                                                                          ------
                                                                          $6,094
                                                                          ======

 401(k) Profit Sharing Plan

  The Company has a profit sharing plan covering all employees with at least 12 months of service. The Company's contribution to the plan is determined by the Board of Directors, and is limited to a maximum of fifteen percent (15%) of the compensation (as defined) of the participating employees during the Company's fiscal year, and is payable only out of the annual net earnings or accumulated earnings of the Company. Participants in the plan are entitled, but not required, to contribute a maximum of 15% of their annual compensation to the plan. The Company did not make contributions for 1997, 1996, or 1995.

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

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments, excluding investments, consisted of cash; trade accounts receivable and unbilled accounts receivable; refundable income taxes; accounts payable; accrued compensation and related costs; accrued royalties; other current liabilities; and deferred revenue. These aforementioned financial instruments carrying amounts approximate fair value because of the short maturity of those instruments. The Company's investments are classified as "trading" and, accordingly, the carrying value represents fair value.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
American Software, Inc.:

  We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Atlanta, Georgia
June 20, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are:

NAME                     AGE                          POSITION
----                     ---                          --------
James C. Edenfield......  62 President, Chief Executive Officer, Treasurer and Director
Thomas L. Newberry......  64 Chairman of the Board of Directors
David H. Gambrell.......  67 Director
Thomas R. Williams......  68 Director
Paul Di Bono, Jr........  58 Senior Vice President, General Manager-Midrange Division
J. Michael Edenfield....  39 Executive Vice President, Chief Operating Officer
Ellen M. Valentine......  36 Vice President-Marketing
David E. Weigand........  39 Controller
James R. McGuone........  50 Secretary

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

  Mr. J. Michael Edenfield joined the Company in September, 1981 and has served as Executive Vice President and Chief Operating Officer since June, 1994. Prior to holding that position, he served as Senior Vice President of North American Sales and Marketing of American Software USA, Inc. from July, 1993 to June, 1994, as Senior Vice President of North American Sales from August, 1992 to July, 1993, as Group Vice President from May, 1991 to August, 1992 and as Regional Vice President from May, 1987 to May, 1991. Mr. Edenfield holds a Bachelor of Industrial Management degree from the Georgia Institute of Technology. Mr. Edenfield is the son of James C. Edenfield, Chief Executive Officer of the Company.

  Ms. Valentine joined the Company in May, 1995. In February, 1996 she was named Vice President of Marketing. From December 1984 to May 1995, Ms. Valentine was employed by IBM, where she held a variety of marketing and sales management positions. Ms. Valentine holds a Bachelor of Science degree from Pennsylvania State University.

  Mr. Weigand joined the Company in May, 1989 and became Controller in May, 1997. Mr. Weigand is a Certified Public Accountant and holds a B.S. from The California State University, San Jose and a Masters degree in Taxation from the University of Hartford.

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

  Based upon review of filings made under Section 16(a) of the Exchange Act, the Company believes that since May 1, 1996 all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

  This information is set forth under the caption "Certain Information Regarding Executive Officers and Directors" in the Company's 1997 Proxy Statement (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is set forth under the caption "Voting Securities--Security Ownership" in the Company's 1997 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is set forth under the caption "Certain Information Regarding Executive Officers and Directors--Certain Transactions; Compensation Committee and Relationship to Company" in the Company's 1997 Proxy Statement, which information is incorporated herein by reference. Refer also to the Properties Section (Part I, Item 2) of this report on Form 10-KA.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report.

  1.  Financial statements;

    All financial statements of the Company as described in Item 8 of this report on Form 10-KA.

  2.  Financial statement schedule included in Part IV of this Form:

                                                                      PAGE
                                                                      ----
    Report of Independent Auditors                                     35
    Schedule II--Consolidated Valuation Accounts--for the three years
     ended April 30, 1997                                              36

  All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

  3.  Exhibits

  The following exhibits are filed herewith or incorporated herein by reference:

  3.1 The Company's Amended and Restated Articles of Incorporation, and amendments thereto, included as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended October 31, 1990, and incorporated herein by this reference.
  3.2 The Company's Amended and Restated By-Laws dated November 13, 1989, included as Exhibit 3.1 to the Form 10-Q for the quarter ended January
      31, 1990, and incorporated herein by this reference.
 10.1 Amended and Restated 1991 Employee Stock Option Plan dated September 25,
      1996 included as Exhibit 10.1 to the Form 10-Q for the quarter ended
      October 31, 1996, and incorporated herein by this reference.
 10.2 Amended and Restated Directors and Officers Stock Option Plan effective
      August 23, 1994, included as Exhibit 10.2 to the Form 10-KA for the fiscal year ended April 30, 1995, and incorporated herein by this reference.
 10.3 Stock Option Agreement between the Company and James C. Edenfield dated
      May 15, 1990, included as Exhibit 10.5 to the Company's Form 10-KA for the fiscal year ended April 30, 1990 and incorporated herein by this reference.
 10.4 Stock Option Agreement between the Company and James C. Edenfield dated
      January 30, 1995, included as Exhibit 10.4 to the Form 10-KA for the fiscal year ended April 30, 1995, and incorporated herein by this reference.
 10.5 American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement included as Exhibits 4.1 and 4.2, respectively, to the Registrant's
      Registration Statement No. 33-55214 on Form S-8 and incorporated herein by this reference.
 10.6 Lease Agreement dated December 15, 1981, between Company and Newfield
      Associates, included as Exhibit 10.6 to the Company's Registration
      Statement Number 2-81444 on Form S-1 (the "1983 Registration Statement") and incorporated herein by this reference.
 10.7 Amendment dated January 14, 1983, to Lease Agreement between the Company and Newfield Associates, included as Exhibit 10.7 to the 1983
      Registration Statement and incorporated herein by this reference.
 11.1 Statement re: Computation of Per Share Earnings (Loss).
 21.1 Subsidiaries.
 23.1 Independent Auditors' Consent.
 27.1 Financial Data Schedule

  (b) Reports on Form 8-K

  The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDED REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AMERICAN SOFTWARE, INC.

                                                   /s/ David E. Weigard
                                          By: _________________________________
                                                DAVID E. WEIGARD, PRINCIPAL
                                               ACCOUNTING OFFICER AND ACTING
                                                PRINCIPAL FINANCIAL OFFICER

DATE: August 4, 1997

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
American Software, Inc.

Under date of June 20, 1997, we reported on the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1997 as contained in the American Software, Inc. 1997 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the American Software, Inc. Annual Report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Atlanta, Georgia
June 20, 1997

                                                                     SCHEDULE II

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED VALUATION ACCOUNTS

                   YEARS ENDED APRIL 30, 1997, 1996, AND 1995

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                             ADDITIONS
                                 BALANCE AT   CHARGED                   BALANCE
                                 BEGINNING  TO COSTS AND                AT END
YEAR ENDED                        OF YEAR    EXPENSES    DEDUCTIONS(1)  OF YEAR
----------                       ---------- ------------ ------------- ---------
April 30, 1995.................. $3,800,000   (158,944)    1,734,772   1,906,284
April 30, 1996..................  1,906,284  2,371,306     3,077,590   1,200,000
April 30, 1997..................  1,200,000    720,935       739,164   1,181,771

--------
(1) Write-offs of accounts receivable.

DEFERRED INCOME TAX VALUATION ALLOWANCE

                                                ADDITIONS
                                    BALANCE AT   CHARGED                BALANCE
                                    BEGINNING  TO COSTS AND             AT END
YEAR ENDED                           OF YEAR    EXPENSES    DEDUCTIONS  OF YEAR
----------                          ---------- ------------ ---------- ---------
April 30, 1995..................... $     --          --       --            --
April 30, 1996.....................       --    1,980,209      --      1,980,209
April 30, 1997..................... 1,980,209         --       --      1,980,209

                                 EXHIBIT INDEX



Exhibit                                                                Page
Number    Description of Exhibits                                     Number
---------------------------------                                   ----------

11.1      Statement re: Computation of Per Share Earnings (Loss).

21.1      Subsidiaries.

23.1      Independent Auditors' Consent.

27.1      Financial Data Schedule