Form 10-Q
period 1997-07-31
AMERICAN SOFTWARE INC
filed 1997-09-16
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             July  31, 1997
                                -----------------------------------------------

                              OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________to ___________________

Commission File Number:   0-12456
                          -----------------------------------------------------

                            AMERICAN SOFTWARE, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Georgia                                         58-1098795
----------------------------                 ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia            30305
-------------------------------------------------         -----------
(Address of principal executive offices)                   (Zip Code)

                                (404) 261-4381
                        -------------------------------
             (Registrant's telephone number, including area code)

                                     None
-------------------------------------------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                         -------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Classes                      Outstanding at September 11, 1997
------------------------------------      ---------------------------------
Class A Common Stock, $.10 par value             17,817,343  Shares

Class B Common Stock, $.10 par value              4,810,289  Shares


                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                   Form 10-Q

                          Quarter ended July 31, 1997

                                     Index
                                     -----

                                                                                         Page
                                                                                          No.
                                                                                         ----

Part I - Financial Information

   Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - Unaudited - July  31, 1997
          and April 30, 1997                                                             3-4

       Condensed Consolidated Statements of Operations
       - Unaudited - Three Months ended July 31, 1997 and 1996                             5

       Condensed Consolidated Statement of Shareholders' Equity
       - Unaudited - Three Months ended July 31, 1997                                      6

       Condensed Consolidated Statements of Cash Flows
       - Unaudited - Three Months ended July 31, 1997 and July 31, 1996                    7

       Notes to Condensed Consolidated Financial Statements                                8

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                      9-10

Part II - Other Information                                                               11


PART I  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (Unaudited)
                       (in thousands except share data)


                                                      July 31, 1997       April 30, 1997
                                                      -------------       --------------
ASSETS
Current assets:
  Cash                                                   $  1,615             $ 3,442
  Investments                                              25,818              20,964
  Trade accounts receivable, less allowance for
     doubtful accounts of $1,182 at July 31, 1997
     and April 30, 1997                                    17,310              15,919
  Unbilled accounts receivable                              2,640               3,172
  Current deferred income taxes                             1,995               1,995
  Refundable income taxes                                   1,060               1,060
  Prepaid expenses and other current assets                 1,970               1,766
                                                         --------             -------
       Total current assets                                52,408              48,318
                                                         --------             -------

Property and equipment, at cost                            41,780              41,647
  Less accumulated depreciation and amortization           24,687              24,244
                                                         --------             -------
       Net property and equipment                          17,093              17,403
                                                         --------             -------

Capitalized computer software development costs, net       28,809              28,171
Purchased computer software costs, net                        814                 846
                                                         --------             -------
       Total computer software costs                       29,623              29,017
                                                         --------             -------

Other assets, net                                           2,303               2,374
                                                         --------             -------
                                                         $101,427             $97,112
                                                         ========             =======

See accompanying notes to condensed consolidated financial statements.

                                                                 (continued)

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
          Condensed Consolidated Balance Sheets(Unaudited), Continued
                       (in thousands except share data)

                                                       July 31, 1997    April 30, 1997
                                                       -------------    --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  5,576           $ 5,221
  Accrued compensation and related costs                    5,212             5,077
  Accrued royalties                                           635               839
  Other current liabilities                                 5,034             4,368
  Deferred revenue                                         12,942            11,321
                                                         --------           -------
          Total current liabilities                        29,399            26,826

Deferred income taxes                                       3,134             3,134
                                                         --------           -------
          Total liabilities                                32,533            29,960
                                                         --------           -------

Shareholders' equity:
  Common stock:
     Class A, $.10 par value.  Authorized 50,000,000
       shares; issued 19,097,352 shares at
       July 31, 1997 and 18,972,926 shares at
       April 30, 1997                                       1,910             1,897
     Class B, $.10 par value.  Authorized 10,000,000
       shares; issued and outstanding 4,819,289
       shares at July 31, 1997 and April 30, 1997;
       convertible into Class A shares
       on a one-for-one basis                                 482               482

  Additional paid-in capital                               31,696            31,317
  Retained earnings                                        46,778            45,430
                                                         --------           -------
                                                           80,866            79,126
  Less Class A treasury stock, 1,330,038 shares at
     July 31, 1997 and 1,330,251 shares
     at April 30, 1997, at cost                            11,972            11,974
                                                         --------           -------
          Total shareholders' equity                       68,894            67,152
                                                         --------           -------

                                                         $101,427           $97,112
                                                         ========           =======


See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (in thousands except share and per share data)

                                                     For the
                                            --------------------------
                                                Three Months Ended
                                            --------------------------
                                                     July 31,
                                            --------------------------
                                                1997          1996
                                            ------------  ------------
Revenues:
    License fees                            $     8,548   $     5,474
    Services                                     10,804         7,444
    Maintenance                                   5,764         5,208
                                            -----------   -----------
         Total revenues                          25,116        18,126
                                            -----------   -----------

Cost of revenues:
    License fees                                  2,033         1,394
    Services                                      8,085         6,629
    Maintenance                                   1,993         1,815
                                            -----------   -----------
         Total cost of revenues                  12,111         9,838
                                            -----------   -----------

Research and development expenses                 5,290         4,472
    Less: Capitalizable software                 (2,078)       (3,067)
Marketing and sales expenses                      5,980         5,157
General and administrative expenses               2,751         3,049
                                            -----------   -----------

         Operating earnings (loss)                1,062        (1,323)

Other income, net                                   982           120
                                            -----------   -----------

     Earnings (loss) before income taxes          2,044        (1,203)

Income tax expense                                  695             -
                                            -----------   -----------

         Net earnings (loss)                $     1,349   $    (1,203)
                                            ===========   ===========

Earnings (loss) per common and
    common equivalent share                        $.06         $(.05)
                                            ===========   ===========

Weighted average number of
    common and common
    equivalent shares outstanding            24,228,887    22,297,778
                                            ===========   ===========


See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                                  (Unaudited)

                                                    Three months ended July 31, 1997
                            -------------------------------------------------------------------------------------------------------
                                             Common stock
                            ---------------------------------------------
                                   Class A                 Class B          Additional                                 Total
                            ----------------------  ---------------------    paid-in     Retained      Treasury     shareholders'
                              Shares      Amount     Shares      Amount      capital     earnings        stock         equity
                            ----------  ----------  ---------  ----------  -----------  -----------  -------------  -------------

Balance at
  April 30, 1997            18,972,926  $1,897,294  4,815,289    $481,529  $31,317,194  $45,429,506  $(11,973,776)    $67,151,747

Net earnings                        --          --         --          --           --    1,348,826            --       1,348,826

Proceeds from stock
  options exercised            124,426      12,443         --          --      379,156           --            --         391,599

Proceeds from dividend
  reinvestment and stock
  purchase plan                     --          --         --          --           --           --         1,757           1,757
                            ----------  ----------  ---------  ----------  -----------  -----------  ------------     -----------

Balance at
  July 31, 1997             19,097,352  $1,909,737  4,815,289    $481,529  $31,696,350  $46,778,332  $(11,972,019)    $68,893,929
                            ==========  ==========  =========  ==========  ===========  ===========  ============     ===========



    See accompanying notes to Condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows(Unaudited)
                                (in thousands)

                                                                For the
                                                          Three Months Ended
                                                          ------------------
                                                                July 31,
                                                          ------------------
                                                            1997       1996
                                                          -------    -------
Cash flows from operating activities:
 Net earnings (loss)                                      $ 1,349    $(1,203)
 Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                            2,383      1,687
   Loss on disposal of fixed assets                           208          -
   Equity in loss of investee                                   -         35
   Net (gain) loss on investments                          (1,180)       266
   Grants of compensatory stock options                         -          3
   Deferred income taxes                                        -          -
   Change in operating assets and liabilities:
    Net increase in money market funds                     (3,572)      (837)
    Purchases of investments                                 (840)       (34)
    Proceeds from sales and maturities of investments         738      3,087
    Accounts receivable                                      (859)       780
    Prepaids and other assets                                (309)      (428)
    Accounts payable and other accrued liabilities            952        160
    Income taxes                                                -        227
    Deferred revenue                                        1,621       (506)
                                                          -------    -------

  Net cash provided by operating activities                   491      3,237
                                                          -------    -------

Cash flows from investing activities
 Capitalized software development costs                    (2,178)    (3,067)
 Purchases of property and equipment                         (533)      (366)
                                                          -------    -------

  Net cash used in investing activities                    (2,711)    (3,433)
                                                          -------    -------

Cash flows from financing activities:
 Proceeds from exercise of stock options                      391        106
 Proceeds from dividend reinvestment
  and stock purchase plan                                       2          1
                                                          -------    -------


  Net cash provided by financing activities                   393        107
                                                          -------    -------

  Net decrease in cash                                     (1,827)       (89)

Cash at beginning of period                                 3,442      1,947
                                                          -------    -------

Cash at end of period                                     $ 1,615    $ 1,858
                                                          =======    =======

Supplemental disclosure of cash paid during the
period for income taxes                                   $    50    $   114
                                                          =======    =======

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 July 31, 1997


A. Basis of Presentation
   ---------------------

   The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in the Company's 1997 Annual Report on Form 10-K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated. Certain reclassifications were made to the fiscal 1998 amounts to conform to classifications adopted in fiscal 1997.


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

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                         (dollar amounts in thousands)

ITEM 2.

RESULTS OF OPERATIONS
---------------------

For the quarter ended July 31, 1997, revenues totaled $25,116, up 39% from $18,126 in the corresponding quarter of fiscal 1997. Software license fees were 56% higher than the first quarter of fiscal 1997. License fees from the Company's mainframe and midrange ERP Solutions, along with its Warehouse PRO and client server Value Chain Solutions, all contributed to the increase in license fees revenue.

Services revenues were 45% higher than the corresponding quarter a year ago. The Company believes the increase was caused by both the increase in license fees and an improvement in the Company's ability to offer higher margin services for its client server offerings.

Maintenance revenues increased 11% from first quarter 1997, continuing the trend that began in the first quarter of fiscal 1997. Maintenance revenues generally follow license fee revenues, as new license fees are the source of new maintenance customers.

The cost of revenues for license fees increased 46% compared to the first quarter of fiscal 1997 due primarily to higher amortization of capitalized software. Services costs increased 22% versus the same quarter a year ago due to increased service related activity corresponding to the increase in service
revenue.   Similarly, maintenance costs increased 10% compared to the year ago first quarter due to increased maintenance activities as compared to the quarter ended July 31, 1996.

Research and development expenditures increased 18% as compared to first quarter of fiscal 1997, with a 32% decrease in the amount of these expenditures that were capitalized. The decrease in amounts capitalized relate to the relative stages of completion of software projects. Marketing and sales expense increased 16% over the corresponding quarter of fiscal 1997, due to an increase in sales and marketing activities.

General and administrative expenses decreased 10% for the quarter ended July 31, 1997 over the same period in fiscal 1997. These expenses decreased in several categories primarily due to management's continued attention to cost control.

Other income increased approximately $862,000 for the quarter over the same period in fiscal 1997. The increase is primarily due to increases in the fair market value of the Company's stock and bond portfolios, which are treated as a "trading" portfolio under SFAS 115. Therefore, any increase in market value of these portfolios has the effect of increasing other income.

The effective tax rate was 34% as compared to 0% in the first quarter of fiscal 1997, because the Company experienced net earnings in the quarter ended July

31, 1997 and a net loss for the corresponding quarter a year ago. The Company elected not to recognize a tax benefit from the loss incurred in the corresponding quarter a year ago.

FINANCIAL CONDITION
-------------------

The Company's operating activities provided cash of approximately $500,000 for the three months ended July 31, 1997 and approximately $3.2 million in the prior year period. This decrease of approximately $2.7 million occurred while the Company had net earnings of approximately $1.3 million for the three months ended July 31, 1997 and a net loss of approximately $1.2 million for the prior year period. The primary reasons for this decrease are 1) the increase in accounts receivable, 2) the increase in the market value of the Company's stock and bond portfolio, and 3) the transfer of monies into the Company's investment portfolio, as compared to the corresponding quarter a year ago, where sales and maturities of investments were used to fund the Company's operating activities. Partially offsetting these decreases, deferred revenue increased by approximately $2.1 million, accounts payable and other accrued liabilities increased by approximately $.8 million and depreciation and amortization expense increased by approximately $.7 million.

Cash used for investing activities was approximately $2.7 million for the three months ended July 31, 1997 and approximately $3.4 million in the prior year period. Comparing these two periods, one component of investing activities, capitalized software development costs, decreased approximately $1.0 million. Partially offsetting this decrease, purchases of property and equipment increased approximately $200,000 as between the three months ended July 31, 1997 and 1996.

The Company's current ratio was 1.8 to 1 on July 31, 1997. Liquidity remains strong, with cash and short-term investments totaling 27% of total assets. The Company believes that existing cash and short-term investments as well as cash from operations will be sufficient to meet its operational objectives for at least the next twelve month period, though it may seek additional capital to fund its continuing software development.

IMPORTANT CONSIDERATIONS RELATED TO FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------

It should be noted that this discussion contains forward-looking statements which are subject to substantial risks and uncertainties. There are a number of factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could effect the future performance of the Company. Furthermore, any projections regarding services revenues from preparing customers for the turn of the millennium are even more uncertain due to the fact that there is no precedent for providing these kinds of services.

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

          The Registrant's Annual Meeting was held on August 26, 1997. At that meeting, in addition to re-election of directors, the shareholders voted upon a proposed amendment to the 1991 Employee Stock Option Plan to increase the base number of option shares authorized under that Plan from 2,400,000 to 2,700,000. On a weighted basis, 5,730,084 shares were voted in favor of the amendment, 272,887 shares were voted against the amendment and 3,232 shares abstained from voting on the amendment. The shareholders also voted upon a proposed amendment to the Director and Officer Stock Option Plan to increase the base number of option shares authorized under that Plan from 900,000 to 1,000,000. On a weighted basis, 5,741,108 shares were voted in favor of the amendment, 262,081 shares were voted against the amendment and 3,734 shares abstained from voting on the amendment.

Item 5.   Other Information
-------   -----------------

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a) Exhibit 10.1  Amended and Restated 1991 Employee Stock Option Plan
                            effective August 26, 1997.

          (b) Exhibit 10.2  Amended and Restated Director and Officer Stock
                            Option Plan effective August 26, 1997.

          (c) Exhibit 11    Statement re: computation of Per Share Earnings
                            (Loss).

          (d) No reports on Form 8-K were filed during the quarter ended
                            July 31, 1997.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN SOFTWARE, INC.


DATE   September 16, 1997            /s/James C. Edenfield
     ------------------------       ------------------------------------
                                    James C. Edenfield
                                    President, Chief Executive Officer
                                    and Treasurer

DATE   September 16, 1997            /s/David E. Weigand
     ------------------------       ------------------------------------
                                    David E. Weigand
                                    Vice President of Finance
                                    and Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------





        Exhibit                                                      Page
        -------                                                      ----

10.1 Amended and Restated 1991 Employee Stock Option Plan effective August 26, 1997.

10.2 Amended and Restated Director and Officer Stock Option Plan effective August 26, 1997.

11      Statement re: computation of Per Share Earnings (Loss)