Form 10-Q
period 1997-10-31
AMERICAN SOFTWARE INC
filed 1997-12-15
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 1997
                                --------------------------------------------------

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    --------------------------

Commission File Number:  0-12456
                         ---------------------------------------------------------

                            AMERICAN SOFTWARE, INC.
----------------------------------------------------------------------------------
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

                                     None
----------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Classes                        Outstanding at December 5, 1997
------------------------------------      -------------------------------
Class A Common Stock, $.10 par value            17,881,628  Shares

Class B Common Stock, $.10 par value             4,798,289  Shares

Exhibit Index on Page 14

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                   Form 10-Q

                        Quarter ended October 31, 1997

                                     Index
                                     -----

                                                                Page
                                                                 No.
                                                                ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets

     - Unaudited - October 31, 1997 and April 30, 1997          3-4


     Condensed Consolidated Statements of Operations
     - Unaudited - Three Months and Six Months ended
       October 31, 1997 and October 31, 1996                      5


     Condensed Consolidated Statement of Shareholders' Equity
     - Unaudited - Six Months ended October 31, 1997              6


     Condensed Consolidated Statements of Cash Flows
     - Unaudited - Six Months ended October 31, 1997
       and October 31, 1996                                       7


     Notes to Condensed Consolidated Financial Statements         8


  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition               9-11


PART II - OTHER INFORMATION                                   12-13


PART I  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (in thousands except share data)
                                  (Unaudited)

                                                     October 31, 1997  April 30, 1997
                                                     ----------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents                              $ 29,499           $ 3,442
  Investments                                              25,682            20,964
  Trade accounts receivable, less allowance for
     doubtful accounts of $1,182 at October 31, 1997
     and April  30, 1997                                   18,832            15,919
  Unbilled accounts receivable                              5,666             5,569
  Current deferred income taxes                             1,995             1,995
  Refundable income taxes                                   1,127             1,060
  Prepaid expenses and other current assets                 1,785             1,766
                                                         --------           -------
       Total current assets                                84,586            50,715
                                                         --------           -------

Property and equipment, at cost                            42,391            41,647
  Less accumulated depreciation and amortization           25,309            24,244
                                                         --------           -------
       Net property and equipment                          17,082            17,403
                                                         --------           -------

Capitalized computer software development costs, net       29,338            28,171
Purchased computer software costs, net                        890               846
                                                         --------           -------
       Total computer software costs                       30,228            29,017
                                                         --------           -------

Other assets, net                                           2,215             2,374
                                                         --------           -------

                                                         $134,111           $99,509
                                                         ========           =======

See accompanying notes to condensed consolidated financial statements.

                                                            (continued)

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets, Continued
                        (in thousands except share data)
                                  (Unaudited)


                                                   October 31, 1997  April 30, 1997
                                                   ----------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $ 5,706          $ 5,221
  Accrued compensation and related costs                  4,595            5,077
  Accrued royalties                                         488              839
  Other current liabilities                               3,543            4,063
  Deferred revenue                                       14,348           13,718
                                                        -------          -------
          Total current liabilities                      28,680           28,918

Deferred income taxes                                     4,860            3,134
                                                        -------          -------
          Total liabilities                              33,540           32,052
                                                        -------          -------

Minority interest in subsidiary                           6,138              305

Shareholders' equity:
  Common stock:
     Class A, $.10 par value.  Authorized 50,000,000
       shares; issued 19,207,807 shares at
       October 31, 1997 and 18,972,926 shares at
       April 30, 1997                                     1,921            1,897
     Class B, $.10 par value.  Authorized 10,000,000
       shares; issued and outstanding 4,798,289
       shares at October 31, 1997 and 4,815,289 shares
       at April 30,1997; convertible into Class A shares
       on a one-for-one basis                               480              482

  Additional paid-in capital                             55,219            31,317
  Retained earnings                                      48,782            45,430
                                                       --------           -------
                                                        106,402            79,126
  Less Class A treasury stock, 1,329,793 shares at
     October 31, 1997 and 1,330,251 shares
     at April 30, 1997, at cost                          11,969            11,974
                                                       --------           -------
          Total shareholders' equity                     94,433            67,152
                                                       --------           -------

                                                       $134,111           $99,509
                                                       ========           =======

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                       (in thousands except share data)
                                  (Unaudited)


                                       Three Months Ended       Six Months Ended
                                    ----------------------  ----------------------
                                          October 31,             October 31,
                                    ----------------------  ----------------------
                                        1997         1996       1997        1996
Revenues:
  License fees                      $    8,172  $    6,928  $   16,720  $   12,402

  Services                              11,890       7,577      22,694      15,021
  Maintenance                            5,814       5,444      11,578      10,652
                                    ----------  ----------  ----------  ----------
     Total revenues                     25,876      19,949      50,992      38,075
                                    ----------  ----------  ----------  ----------
Cost of revenues:
  License fees                           1,929       1,551       3,962       2,945
  Services                               7,828       6,601      15,913      13,230
  Maintenance                            1,939       2,087       3,932       3,902
                                    ----------  ----------  ----------  ----------
     Total cost of revenues             11,696      10,239      23,807      20,077
                                    ----------  ----------  ----------  ----------
Research and development expenses        4,966       3,875      10,256       8,347
  Less:  Capitalizable software         (2,295)     (2,260)     (4,373)     (5,327)
Marketing and sales expenses             5,982       4,894      11,962      10,051
General and administrative expenses      2,811       3,185       5,562       6,234
                                    ----------  ----------  ----------  ----------
     Operating earnings (loss)           2,716          16       3,778      (1,307)

Other income, net                          551         510       1,533         630
Minority interest                         (232)         -         (232)         -
                                    ----------  ----------  ----------  ----------

     Earnings (loss) before
       income taxes                      3,035         526       5,079        (677)

Income tax  expense                      1,032          82       1,727          82
                                    ----------  ----------  ----------  ----------
     Net earnings (loss)            $    2,003  $      444  $    3,352  $     (759)
                                    ==========  ==========  ==========  ==========

Earnings (loss) per common and
  common equivalent share           $      .08  $      .02  $      .14  $     .(03)
                                    ==========  ==========  ==========  ==========

Weighted average number of
  common and common
  equivalent shares outstanding     24,790,986  23,449,388  24,573,837  22,312,898
                                    ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                                (in thousands)
                                  (Unaudited)


                                                Six months ended October 31, 1997
---------------------------------------------------------------------------------------------------------------------------------

                                               Common stock                 Additional                             Total
                                    --------------------------------------
                                         Class A            Class B             paid-in   Retained   Treasury   shareholders'
                                    ---------------    -------------------
                                    Shares   Amount    Shares      Amount       capital   earnings    stock         equity
                                    ------  -------    ------    ---------     ---------  --------  ----------  --------------

Balance at
  April 30, 1997                    18,973   $1,897    4,815       $482         $31,317   $45,430    $(11,974)     $67,152

Net earnings                            --       --       --         --              --     3,352          --        3,352

Proceeds from issuance of
  subsidiary common
  stock                                 --       --       --         --          28,829        --          --       28,829

Minority interest resulting from
  issuance of subsidiary stock          --       --       --         --          (5,601)       --          --       (5,601)

Proceeds from stock
  options exercised                    218       22       --         --             663        --          --          685

Conversion of Class B shares
  into Class A shares                   17        2      (17)        (2)             --        --          --           --

Grants of compensatory
  stock options                         --       --       --         --              11        --          --           11

Proceeds from dividend
  reinvestment and stock
  purchase plan                         --       --       --         --              --        --           5            5
                                    ------   ------   ------       ----         -------   -------    --------      -------

Balance at
  October 31, 1997                  19,208   $1,921   4,798        $480         $55,219   $48,782    $(11,969)     $94,433
                                    ======   ======  ======        ====         =======   =======    ========      =======

    See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                       (in thousands except share data)
                                  (Unaudited)



                                                                Six Months Ended
                                                               ------------------
                                                                  October 31,
                                                               ------------------
                                                                 1997      1996
                                                               -------   --------
Cash flows from operating activities:
  Net earnings (loss)                                          $ 3,352   $  (759)
  Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                             4,860     3,440
       Loss on disposal of fixed assets                            208         1
       Equity in loss of investee                                   --       181
       Minority interest in subsidiary earnings                   (232)       --
       Net gain on investments                                  (1,041)     (276)
       Grants of compensatory stock options                         11         6
       Deferred income taxes                                     1,727        (3)
       Change in operating assets and liabilities:
          Net (increase) decrease in money market funds         (4,458)      945
          Purchases of investments                              (1,815)      (35)
          Proceeds from sales and maturities of investments      2,597     4,499
          Accounts receivable                                   (3,010)     (269)
          Prepaids and other assets                               (301)      (64)
          Accounts payable and other accrued liabilities          (406)     (283)
          Income taxes                                             (67)      225
          Deferred revenue                                         630    (1,146)
                                                               -------   -------

     Net cash provided by operating activities                   2,055     6,462
                                                               -------   -------
Cash flows from investing activities:
  Capitalized software development costs                        (4,373)   (5,328)
  Purchases of property and equipment                           (1,144)     (482)
                                                               -------   -------
     Net cash used in investing activities                      (5,517)   (5,810)
                                                               -------  --------

Cash flows from financing activities:
  Proceeds, net, from initial public offering of
     Logility, Inc.                                             28,829       --
  Proceeds from exercise of stock options                          685       190
  Proceeds from dividend reinvestment
     and stock purchase plan                                         5         2
                                                               -------  --------

     Net cash provided by financing activities                  29,519       192
                                                              --------  --------

     Net increase in cash                                       26,057       844

Cash at beginning of period                                      3,442     1,947
                                                               -------    ------
Cash at end of period                                          $29,499    $2,791
                                                               =======    ======
Supplemental disclosure of cash paid during the
period for income taxes                                        $    56    $   90
                                                               =======    ======

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                               October 31, 1997




A. Basis of Presentation
   ---------------------

   The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in the 1997 Annual Report on Form 10-
   K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated. Certain reclassifications were made to fiscal 1997 amounts to conform to classifications adopted in fiscal 1998.



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



C. Completion of Initial Public Offering
   -------------------------------------

   On October 10, 1997, Logility, Inc., a subsidiary of the Company, successfully completed its initial public offering of common stock. Logility, Inc. sold 2.2 million shares of Common Stock in the initial public offering for $31.9 million less issuance costs of $3.1 million. After the offering, the Company owned 83.7% of Logility, Inc.'s common stock.



   On November 6, 1997, Logility, Inc. sold 330,000 shares of Common Stock as part of the underwriters' overallotment from the initial public offering for $4.8 million less issuance costs of approximately $335,000. After the overallotment closing, the Company owns 81.7% of Logility, Inc.'s common stock.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations



ITEM. 2


RESULTS OF OPERATIONS
---------------------

For the quarter ended October 31, 1997 revenues totaled $25,876, up 30% from $19,949 in the corresponding quarter of fiscal 1997. Revenues for the six months ended October 31, 1997 totaled $50,992, up 34% from $38,075 in the prior year period. Software license fee revenues were 18% higher than the second quarter of fiscal 1997 and 35% higher for the six month period ended October 31, 1997 compared to the prior year. License fee revenues from the Company's client server offerings (which include Flow Manufacturing and subsidiary Logility's products) constituted 66% and 58%, respectively, of the total license fee revenues for the three and six month periods ended October 31, 1997 compared to the prior year comparable periods, when they comprised 62% and 60% of those revenues, respectively.

Services revenues were 57% higher than the corresponding quarter a year ago and 51% higher on a six month basis versus fiscal 1997. The Company believes this
was caused by 1) the increase in license fee revenues,   2) an increase in the
demand for professional services in assisting customers to prepare their software for the year 2000, 3) an improvement in the Company's ability to offer a more comprehensive package of services for its client server offerings and 4) an increase in the average rates charged for professional services.

Maintenance revenues increased 7% from the second quarter of fiscal year 1997 and increased 9% for the six months ended October 31,1997 compared to the prior year period. The increase for both the quarter and the six months ended October 31, 1997 is due to increased license fees realized in prior quarters, as new license fees are the source of new maintenance customers and therefore future maintenance income streams.

The cost of revenues for license fees increased 24% compared to the second quarter of fiscal 1997 and 35% for the six month comparable period due primarily to higher amortization of capitalized software. The cost of license fee revenues is expected to increase further in future quarters as the Company introduces its new ERP client server product offerings into the marketplace and the capitalized software development costs of those products begin amortization. The cost of services increased 19% versus the same quarter a year ago and 20% for the six month comparable period due to increased headcount in the professional services area to meet a higher volume of professional services contracts. This increase was offset by a decrease in operating expense levels in the network management area. Maintenance costs decreased 7% compared to the year ago second quarter and increased 1% during the six month comparable period due to the amount of time spent by Company personnel in support of customers on paid maintenance contracts during the respective periods and the time spent maintaining the software.

Research and development expenditures increased 28% and 23% as compared to the second quarter and six months of fiscal 1997, respectively, with a 12% and 21% decrease in the amount of these expenditures that were capitalized for those respective periods. The increase in research and development expense is due to increased headcount levels in the product development groups. The decrease in the amounts of those research and development expenses capitalized primarily relate to higher amounts of time spent by Company personnel in designing new products, as the time spent in design is expensed currently. Marketing and sales expenses increased 22% over the corresponding quarter of fiscal 1997, due to an increase in sales and marketing personnel and marketing related activities.

General and administrative expenses decreased 12% for the quarter and decreased 11% for the six months over the same periods in fiscal 1997. These expenses decreased in several categories and were specifically reduced by the closure of a sales office in Singapore in May 1997 and the elimination of rented space at the Company's Atlanta offices in March 1997.

Other income increased 8% compared to the second quarter of fiscal 1997 and increased 143% for the six months ended October 31, 1997 compared to the prior year period due principally to changes in the market value of the Company's investment portfolio, which is treated as a "trading" portfolio under SFAS 115. Logility, Inc., a subsidiary of the Company, completed its initial public offering of 16.3% of its Common Stock on October 10, 1997. A minority interest in subsidiary earnings has been recorded for the portion of Logility, Inc.'s earnings not belonging to the Company from the date of the offering through the end of the quarter.

The effective tax rate was 34% for the three and six month periods ended October 31, 1997 as compared to 16% in the second quarter of fiscal 1997. This increase was due to the fact that the Company experienced a net loss in the quarter ended July 31, 1996 and did not record a deferred tax asset for the net operating loss carryforward. The effective tax rate was therefore lowered in subsequent quarters of fiscal 1997 as the Company was profitable.


FINANCIAL CONDITION
-------------------

The Company's operating activities provided cash of approximately $2.1 million for the six months ended October 31, 1997 and approximately $6.5 million in the prior year period. This decrease of approximately $4.4 million occurred while the Company had a net loss of approximately $.8 million for the six months ended October 31, 1996 and net earnings of approximately $3.4 million for the current year period. The principal reason for this difference was the transfer of approximately $4.5 million to money market accounts and a substantial increase in accounts receivable in the current period.

Cash used for investing activities was approximately $5.5 million for the six months ended October 31, 1997 and approximately $5.8 million in the prior year period. Comparing these two periods, capitalized software development costs decreased approximately $1 million and purchases of property and equipment increased approximately $.7 million between the six months ended October 31, 1997 and 1996.

Cash provided by financing activities was approximately $29.5 million for the six months ended October 31, 1997 and approximately $.2 million in the prior year period. The increase in cash provided between these two periods was due to the proceeds received by Logility, Inc. a subsidiary of the Company, from the sale of 16.3% of its stock in an initial public offering, the initial closing of which took place on October 10, 1997.

The Company's consolidated balance sheet remains strong with a current ratio of
2.9 to 1. Liquidity also remains strong with cash and short-term investments totaling 41% of total assets. The Company believes that existing cash and short-term investments as well as cash from operations will be sufficient to meet its operational objectives for at least the next twelve month period.


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


ITEM. 3


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

Not applicable

PART II  OTHER INFORMATION
-------


Item 1.   Legal Proceedings
-------   -----------------



          Not applicable



Item 2.   Changes in Securities and Use of Proceeds
-------   -----------------------------------------

          Not applicable

Item 3.   Defaults Upon Senior Securities
-------  -------------------------------

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          Not applicable.



Item 5.   Other Information
-------   -----------------

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a) Exhibit 10.1  Amended and Restated 1991 Director and Officer Stock
                            Option Plan effective October 1, 1997.

              Exhibit 11    Statement re: computation of Per Share Earnings
                            (Loss).

          (b) The Company filed a Form 8-K on August 21, 1997.

                                 SIGNATURES
                                 ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMERICAN SOFTWARE, INC.

DATE     December 12, 1997          /s/James C. Edenfield
         -------------------        ------------------------------------------
                                    James C. Edenfield
                                    President, Chief Executive Officer
                                    and Treasurer

DATE     December 12, 1997          /s/David E. Weigand
         -------------------        ------------------------------------------
                                    David E. Weigand
                                    Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------



       Exhibit                                                 Page
       -------                                                 ----



10.1   Amended and Restated Director and Officer Stock Option
       Plan effective October 1, 1997.                          15


11     Statement re: computation of Per Share Earnings (Loss)   20

                            AMERICAN SOFTWARE, INC.

                     DIRECTOR AND OFFICER STOCK OPTION PLAN
                (Amended and Restated Effective October 1, 1997)



     1.   PURPOSE.  This Plan shall be known as the "Director and Officer Stock
          -------
Option Plan" (hereinafter referred to as "the Plan" or "this Plan"). The purpose of the Plan is to provide directors and officers of American Software, Inc. (the "Company") and its subsidiaries with additional incentive to increase their efforts on the Company's behalf and to remain in the employ of the Company or any of its subsidiaries or to remain as directors of the Company by granting to such persons from time to time options to purchase Class A Common Shares of the Company.

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

     2.   SHARES. The shares to be optioned under the Plan shall be the
          ------
Company's Class A Common Shares, $0. 10 par value (the "Shares"), which Shares may either be authorized but unissued Shares or treasury Shares. The aggregate number of Shares for which options may be granted under the Plan shall (subject to the provisions of paragraph 8) be 1,000,000 Shares, plus the total number of Shares as to which options granted under this Plan terminate (including options terminated upon the granting of replacement options or otherwise) or expire without being wholly exercised. New options may be granted under this Plan covering the number of Shares to which such termination or expiration relates.

     3.   ADMINISTRATION. The Plan shall be administered by the Director and
          --------------
Officer Stock Option Plan Committee (the "Committee") of the Company's Board of Directors (the "Board"). The Committee shall consist of such members (not less than two) of the Board as shall be appointed from time to time by the Board and who shall be "disinterested persons" as defined in Rule 16b-3 under the Securities Exchange Act of 1934, as amended. No member of the Committee while serving as such shall be eligible for participation in the Plan and no member of the Board may serve on the Committee if he or she received a grant of an option under this Plan or any other stock option plan of the Company within twelve months prior to serving on the Committee or while serving on the Committee, except for options granted pursuant to paragraph 5(b). Subject to the provisions of the Plan, the Committee shall have exclusive power to select the persons to whom options will be granted under the Plan, to determine the number of options to be awarded to each employee selected and to determine the time or times when options will be awarded. The Committee shall have full power and authority to administer and interpret the Plan and to adopt such rules, regulations, agreements and instruments for implementing the Plan and for the conduct of its business as the Committee deems necessary or advisable. The Committee's interpretation of the Plan, and all determinations made by the Committee pursuant to the powers vested in it hereunder, shall be conclusive and binding on all persons having any interest in the Plan or in any options granted hereunder.

     4.   ELIGIBILITY. Participants in the Plan shall be selected by the
          -----------
Committee from among the directors and officers of the Company and its subsidiaries.

     5.   GRANT OF OPTIONS.
          ----------------

          (a) the Committee may from time to time grant options to purchase Shares to such of the directors and officers of the Company and its subsidiaries as may be selected by the Committee and for such number or numbers of shares as may be determined by the Committee. Each grant of an option pursuant to this Plan shall be granted within ten years from the date this Plan is adopted by the Board. Each grant of an option pursuant to this Plan shall be made upon such terms and conditions as may be determined by the Committee at the time of grant, subject to the terms, conditions and limitations set forth in this Plan.

          An individual optionee may be granted (i) an Incentive option, (ii) a Non-Qualified option, or (iii) an Incentive option and a Non-Qualified option at the same time.

          (b) (i) Commencing October 31, 1994 and continuing on each April 30 and October 31 thereafter during the term of this Plan, each member of the Board of Directors then in office who is not a full-time employee of the Company, including members of the Committee, shall receive on each such October 31 and April 30 an automatic grant of Non-Qualified options to purchase 5,000 Shares, reduced pro rata to the extent that the director shall have served as a director of the Company for less than six full months prior to such date. This 5000-Share amount shall be adjusted automatically to reflect any stock dividends, stock splits or similar events occurring after August 23, 1994.

                   (ii) The option price for each such grant shall be equal to the closing market price of the Shares on the date of grant (or the next preceding business day if the date of grant is not a business day).

                   (iii) The options shall not be exercisable until one year after the date of grant, at which time the options shall be exercisable in full and shall remain exercisable until ten years after the date of grant, regardless of whether the option holder remains a director of the Company. In the event of the death or disability of the option holder, the option may be exercised by his or her heirs or personal representatives for the remaining term of the option.

                   (iv) The options shall be represented by option grants in substantially the same forms as are used from time to time for other Non-Qualified options granted under this Plan, subject only to the terms set forth above.

     6.   TERMS, CONDITIONS AND FORM OF OPTIONS. Each option shall be evidenced
          -------------------------------------
by written agreement ("option agreement") in such form as the Board shall from time to time approve, which agreement shall comply with and be subject to the following terms and conditions:

          6.1  OPTION EFFECTIVE DATE. Each option agreement shall specify an
               ---------------------
effective date, which shall be the date on which the option is granted by the Committee.

          6.2  OPTION TERM.
               -----------

          (a) An option shall in no event be exercisable after the expiration of ten years from the effective date of the option. In addition, and in limitation of the above, the option period of any option, other than an option granted pursuant to paragraph 5(b), shall terminate three months after the termination of the option holder's employment (or service as a director) with the Company or subsidiary for any reason except the Retirement (as hereinafter defined), death or disability of the option holder (the "optionee"). An option granted pursuant to paragraph 5(b) shall terminate in accordance with paragraph 5(b)(iii).

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

          (c) In the event of termination of employment (or service as a director) due to the death or disability of an optionee, the option period of the option held by him upon the date of such termination shall terminate upon the earlier of (i) twelve months after the date of the optionee's death or termination due to disability, as the case may be, or (ii) the date of termination of such option as determined by his option agreement. In the event of termination of an optionee's employment due to the death of the optionee, such optionee's options may be exercised during the 12-month period by his estate or by the person who acquired the right to exercise such options through bequest or inheritance.

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

          6.4  TEN PERCENT SHAREHOLDER.  Notwithstanding the above, in regard to
               -----------------------
a director or officer who possesses more than 10% of the total combined voting power of all classes of stock of the Company or of its subsidiaries and who receives an Incentive option, the exercise price hereunder shall not be less than 110% of the fair market value of Common Stock on the date the Incentive option is granted and the option by its terms shall not be exercisable after the expiration of five years from the date such option is granted.

          6.5  NONTRANSFERABILITY OF OPTIONS. An option shall not be
               -----------------------------
transferable by the optionee otherwise than by will, by the laws of descent and distribution or by a qualified domestic relations order, and shall be exercised during the lifetime of the optionee only by the optionee or by his guardian or legal representative. No option or interest therein may be transferred, assigned, pledged or hypothecated by the optionee during his lifetime, whether by operation of law or otherwise, or be made subject to execution, attachment or similar process.

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

     8.   CHANGES IN CAPITAL STRUCTURE. Appropriate adjustments shall be made to
          ----------------------------
the price of the Shares and the number of Shares subject to outstanding options and the number of Shares issuable under this Plan if there are any changes in the Shares by reason of stock dividends, stock splits, reverse stock splits, mergers, recapitalizations or consolidations.

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

     11.  AMENDMENT OR DISCONTINUANCE OF PLAN. The Board may amend, suspend or
          -----------------------------------
discontinue this Plan at any time without restriction; provided, however, that the Board may not alter, amend, discontinue, revoke or otherwise impair any outstanding options which have been granted pursuant to this Plan and which remain unexercised, except in the event that there is secured the written consent of the holder of the outstanding option proposed to be so altered or amended. Nothing contained in this paragraph, however, shall in any way condition or limit the termination of an option, as hereinabove provided, where reference is made to termination of employment of an optionee, or as provided in an option agreement. Notwithstanding the foregoing, Section 5(b), which provides that nonemployee directors are eligible to receive stock options and specifies the amount, option price and timing of stock option grants, may be amended no more than once every six months except to comply with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the rules and regulations thereunder.

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