Form 10-Q
period 1998-01-31
AMERICAN SOFTWARE INC
filed 1998-03-17
CIK 713425

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549



                                   FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  January 31, 1998
                                    ------------------

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    ---------------------


                       Commission File Number:  0-12456
                                               ---------


                            AMERICAN SOFTWARE, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Georgia                                      58-1098795
 ------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)


470 East Paces Ferry Road, N.E., Atlanta, Georgia            30305
-------------------------------------------------         ----------
    (Address of principal executive offices)              (Zip Code)


                                (404) 261-4381
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



                                     None
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                         -------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Classes                           Outstanding at March 11, 1998
------------------------------------             -----------------------------
Class A Common Stock, $.10 par value                   17,947,911  Shares

Class B Common Stock, $.10 par value                    4,798,289  Shares


Exhibit Index on Page 14                 Page 1 of 15

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                 Form 10-Q

                        Quarter ended January 31, 1998


                                     Index
                                     -----

                                                                          Page
                                                                           No.
                                                                          ----

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets

     - Unaudited - January 31, 1998 and April 30, 1997                     3-4

     Condensed Consolidated Statements of Operations
     - Unaudited - Three Months and Nine Months ended
       January 31, 1998 and January 31, 1997                                5

     Condensed Consolidated Statement of Shareholders' Equity

     - Unaudited - Nine Months ended January 31, 1998                       6

     Condensed Consolidated Statements of Cash Flows

     - Unaudited - Nine Months ended January 31, 1998
       and January 31, 1997                                                 7

     Notes to Condensed Consolidated Financial Statements - Unaudited       8


  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                          9-11


PART II - OTHER INFORMATION                                              12-13

PART I  FINANCIAL INFORMATION
------

Item 1.  Financial Statements


                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (in thousands except share data)
                                  (Unaudited)

                                               January 31, 1998  April 30, 1997
                                               ----------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 25,813         $ 3,442
  Investments                                        34,823          20,964
  Trade accounts receivable, less allowance
     for doubtful accounts of $1,182 at
     January 31, 1998 and April  30, 1997            24,252          15,919
  Unbilled accounts receivable                        4,508           5,569
  Current deferred income taxes                       1,995           1,995
  Refundable income taxes                             1,115           1,060
  Prepaid expenses and other current assets           2,314           1,766
                                                    -------         -------
       Total current assets                          94,820          50,715
                                                    -------         -------


Property and equipment, at cost                      43,078          41,647
  Less accumulated depreciation and
   amortization                                      25,929          24,244
                                                    -------         -------
       Net property and equipment                    17,149          17,403
                                                    -------         -------

Capitalized computer software
 development costs, net                              29,698          28,171
Purchased computer software costs, net                  786             846
                                                    -------         -------

       Total computer software costs                 30,484          29,017
                                                    -------         -------

Other assets, net                                     2,140           2,374
                                                    -------         -------

                                                   $144,593         $99,509
                                                   ========         =======

See accompanying notes to condensed consolidated financial statements.

                                                            (continued)

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets, Continued
                       (in thousands except share data)
                                  (Unaudited)

                                               January 31, 1998  April 30, 1997
                                               ----------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  5,826       $ 5,221
  Accrued compensation and related costs                4,356         5,077
  Accrued royalties                                       499           839
  Other current liabilities                             4,201         4,063
  Deferred revenue                                     17,406        13,718
                                                     --------       -------
          Total current liabilities                    32,288        28,918

Deferred income taxes                                   5,842         3,134
                                                     --------       -------
          Total liabilities                            38,130        32,052
                                                     --------       -------

Minority interest in subsidiaries                       7,548           305
                                                     --------       -------

Shareholders' equity:
  Common stock:
     Class A, $.10 par value.  Authorized
       50,000,000 shares; issued 19,275,131
       shares at January 31, 1998 and
       18,972,926 shares at April 30, 1997              1,928         1,897
     Class B, $.10 par value.  Authorized
       10,000,000 shares; issued and outstanding
       4,798,289 shares at January 31, 1998
       and 4,815,289 shares at April 30,1997;
       convertible into Class A shares on a
       one-for-one basis                                  480           482

  Additional paid-in capital                           58,081        31,317
  Retained earnings                                    50,651        45,430
                                                     --------       -------
                                                      111,140        79,126

  Less Class A treasury stock, 1,357,427 shares at

     January 31, 1998 and 1,330,251 shares
     at April 30, 1997, at cost                        12,225        11,974
                                                     --------       -------
          Total shareholders' equity                   98,915        67,152
                                                     --------       -------

                                                     $144,593       $99,509
                                                     ========       =======

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (in thousands except share and per share data)
                                  (Unaudited)

                                                Three Months Ended               Nine Months Ended
                                                    January 31,                      January 31,
                                              ----------------------          -------------------------
                                                1998          1997               1998           1997
                                              --------     ---------          ---------      ----------
Revenues:
  License fees                                $  8,038     $   8,165             $ 24,758       $ 20,567
  Services                                      12,469         7,749               35,163         22,770
  Maintenance                                    6,033         5,653               17,611         16,305
                                               -------      --------             --------       --------
     Total revenues                             26,540        21,567               77,532         59,642
                                               -------      --------             --------       --------
Cost of revenues:
  License fees                                   2,103         1,816                6,065          4,761
  Services                                       8,178         6,678               24,091         19,908
  Maintenance                                    1,945         1,983                5,877          5,885
                                               -------      --------             --------       --------
     Total cost of revenues                     12,226        10,477               36,033         30,554
                                               -------      --------             --------       --------

Research and development expenses                5,185         3,850               15,441         12,197

  Less:  Capitalizable software                 (2,090)       (2,278)              (6,463)        (7,606)

Marketing and sales expenses                     6,641         5,392               18,603         15,442
General and administrative expenses              2,839         3,343                8,401          9,579
                                               -------      --------             --------       --------

     Operating earnings (loss)                   1,739           783                5,517           (524)

Other income, net                                1,162           655                2,695          1,285

Minority interest                                  (50)            -                 (282)             -
                                               -------      --------             --------       --------

Earnings before income tax expense               2,851         1,438                7,930            761

Income tax  expense                                982           292                2,709            374
                                               -------      --------             --------       --------

     Net earnings                             $  1,869      $  1,146             $  5,221       $    387

Basic net earnings per common share           $    .08      $    .05             $    .23       $    .02

Diluted net earnings per common share         $    .08      $    .05             $    .21       $    .02

Weighted average common
  shares outstanding:  Basic                22,685,992    22,360,213           22,617,818     22,328,828
                                            ==========    ==========           ==========     ==========
                       Diluted              24,484,798    23,832,951           24,614,151     23,887,307
                                            ==========    ==========           ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                     (in thousands except per share data)
                                  (Unaudited)

                                                             Nine months ended January 31, 1998
                             ----------------------------------------------------------------------------------------------
                                   Common stock
                             -------------------------------------------
                                     Class A              Class B         Additional
                             ------------------------------------------    paid-in    Retained    Treasury   Sharesholders
                                Shares     Amount     Shares     Amount    capital    earnings      stock       equity
                             ---------------------  ----------  -------   ----------  ---------  --------    -------------

Balance at
  April 30, 1997             18,972,926    $1,897   4,815,289    $482     $31,317     $45,430     $(11,974)     $67,152

Net earnings                         --        --          --      --          --       5,221           --        5,221

Proceeds from issuance of
  subsidiary common
  stock                              --        --          --      --      33,152          --           --       33,152

Minority interest
  resulting from
  issuance of subsidiary
  stock                              --        --          --      --      (6,970)         --           --       (6,970)

Stock options exercised         285,205        29          --      --         853          --           --          882

Conversion of Class B
  shares into Class A shares     17,000         2     (17,000)     (2)         --          --           --           --

Grants of compensatory
  stock options                      --        --          --      --          11          --           --           11

Repurchase of 27,900
     Class A shares                  --        --          --        --          --       --          (259)        (259)

Repurchase of 26,500
  Logility, Inc. shares              --        --          --      --        (282)         --           --         (282)

Proceeds from dividend
  reinvestment and stock
  purchase plan                      --        --          --      --          --          --            8            8
                             ----------  --------   ---------  ------  ----------   ---------     --------      -------
Balance at
  January 31, 1998           19,275,131    $1,928   4,798,289    $480     $58,081     $50,651     $(12,225)     $98,915
                             ==========  ========   =========  ======  ==========   =========     ========      =======

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                       (in thousands except share data)
                                  (Unaudited)


                                                                Nine Months Ended
                                                               -------------------
                                                                   January 31,
                                                                ------------------
                                                                  1998      1997
                                                                -------   -------
Cash flows from operating activities:
  Net earnings                                                  $ 5,221   $   387
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                              7,402     5,538
       Equity in loss of investee                                    --       449
       Minority interest in subsidiary earnings                     282        --
       Net gain on investments                                   (1,234)     (621)
       Other                                                        211         9
       Deferred income taxes                                      2,708        --
       Change in operating assets and liabilities:
          Net increase in money market funds                     (5,920)     (175)
          Purchases of investments                               (1,969)      (47)
          Proceeds from sales and maturities of investments       4,989     6,528
          Accounts receivable                                    (7,272)   (2,018)
          Prepaids and other assets                                (845)     (163)
          Accounts payable and other accrued liabilities           (318)    1,463
          Income taxes                                              (55)       81
          Deferred revenue                                        3,688    (1,182)
                                                                -------   -------

     Net cash provided by operating activities                    6,888    10,249
                                                                -------   -------

Cash flows from investing activities:
  Capitalized software development costs                         (6,463)   (7,606)
  Purchase of investments                                        (9,724)       --
  Purchases of property and equipment                            (1,831)   (1,066)
                                                                -------    ------

     Net cash used in investing activities                      (18,018)   (8,672)
                                                                -------    ------

Cash flows from financing activities:
  Repurchase of common stock                                       (541)      --

  Proceeds, net, from initial public offering of
      Logility, Inc.                                              33,152      --
  Proceeds from exercise of stock options                            882     287

  Proceeds from dividend reinvestment
     and stock purchase plan                                           8       3
                                                                -------    ------
     Net cash provided by financing activities                    33,501     290
                                                                -------    ------
     Net increase in cash                                         22,371   1,867

Cash at beginning of period                                        3,442   1,947
                                                                -------    ------
Cash at end of period                                            $25,813  $3,814
                                                                 =======  ======
Supplemental disclosure of cash paid during the
period for income taxes                                          $    27  $   64
                                                                 =======  ======

See accompanying notes to condensed consolidated financial statements.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                   Notes to Condensed Consolidated Financial
                            Statements - Unaudited
                               January 31, 1998




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


B. Net Earnings Per Share of Common Stock
   --------------------------------------


   On January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings per common share available to common shareholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options. All prior period net earnings data presented in these condensed consolidated financial statements have been restated to conform to the provisions of SFAS No. 128.


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



   On November 6, 1997, Logility, Inc. sold 330,000 shares of Common Stock as part of the underwriters' overallotment from the initial public offering for $4.8 million less issuance costs of approximately $407,000. After the overallotment closing, the Company owns 81.7% of Logility, Inc.'s common stock.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations



ITEM 2


RESULTS OF OPERATIONS
---------------------

For the quarter ended January 31, 1998 revenues totaled $26.5 million, up 23% from $21.6 million in the corresponding quarter of fiscal 1997. Revenues for the nine months ended January 31, 1998 totaled $77.5 million, up 30% from $59.6 million in the prior year period. Software license fee revenues were 2% lower than the third quarter of fiscal 1997 and 20% higher for the nine month period ended January 31, 1998 compared to the prior year. License fee revenues from the Company's client server offerings (which include Flow Manufacturing and subsidiary Logility's products) constituted 63% and 60%, respectively, of the total license fee revenues for the three and nine month periods ended January 31, 1998 compared to the prior year comparable periods, when they comprised 53% and 43% of those revenues, respectively.

Services revenues were 61% higher than the corresponding quarter a year ago and 54% higher on a nine month basis versus fiscal 1997. The Company believes this was caused by 1) the upward trend in license fee revenues, 2) an increase in the demand for professional services in assisting customers to prepare their software for the year 2000, 3) an improvement in the Company's ability to offer a more comprehensive package of services for its client server offerings and 4) an increase in the average rates charged for professional services.

Maintenance revenues increased 7% from the third quarter of fiscal year 1997 and increased 8% for the nine months ended January 31, 1998 compared to the prior year period. The increase for both the quarter and the nine months ended January 31, 1998 is due to increased license fees realized in prior quarters, as new licenses are the source of new maintenance customers and therefore future maintenance income streams.

The cost of revenues for license fees increased 16% compared to the third quarter of fiscal 1997 and 27% for the nine month comparable period due primarily to higher amortization of capitalized software. The cost of license fee revenues is expected to increase further in future quarters as the Company introduces its new ERP client server product offerings into the marketplace and the capitalized software development costs of those products begin amortization. The cost of services increased 22% versus the same quarter a year ago and 21% for the nine month comparable period due to increased headcount in the professional services area to meet a higher volume of professional services contracts. This increase was offset by a decrease in operating expense levels in the network management area. Maintenance costs decreased 2% compared to the year ago third quarter and were substantially unchanged on a nine month basis versus fiscal 1997, based on time spent providing maintenance to the Company's customers.

Research and development expenditures increased 35% and 27% as compared to the third quarter and nine months of fiscal 1997, respectively, with a 19% and 20% decrease in the percentage of these expenditures that were capitalized for those respective periods. The increase in research and development expense is due to primarily increased headcount levels in the product development groups. The decrease in the amounts of those research and development expenses capitalized primarily relate to higher amounts of time spent by Company personnel in designing new products, as the time spent in design is expensed currently. Marketing and sales expenses increased 23% over the corresponding quarter of fiscal 1997, due to an increase in sales and marketing personnel and marketing related activities.

General and administrative expenses decreased 15% for the quarter and decreased 12% for the nine months over the same periods in fiscal 1997. These expenses decreased in several categories and were specifically reduced by the closure of a sales office in Singapore in May 1997 and the elimination of rented space at the Company's Atlanta offices in March 1997.

Other income increased 77% compared to the third quarter of fiscal 1997 and increased 110% for the nine months ended January 31, 1998 compared to the prior year period due principally to the addition of approximately $33.2 million to the Company's cash and investment portfolio from funds received from the initial public offering by Logility, Inc.

Logility, Inc., a subsidiary of the Company, completed its initial public offering of 16.3% of its Common Stock on October 10, 1997. An additional 2% of its common stock was sold as part of the underwriters' overallotment on November 6, 1997. A minority interest in subsidiary earnings has been recorded for the portion of Logility, Inc.'s earnings not owned by the Company.

The effective tax rate was 34% for the three and nine month periods ended January 31, 1998 as compared to 20% in the third quarter of fiscal 1997. This increase was due to the fact that the Company experienced a net loss in the quarter ended July 31, 1996 and did not record a deferred tax asset for the net operating loss carryforward. The effective tax rate was therefore lowered in subsequent quarters of fiscal 1997 as the Company was profitable.


FINANCIAL CONDITION
-------------------

The Company's operating activities provided cash of approximately $6.8 million and $10.2 million for the nine months ended January 31, 1998 and 1997, respectively. This decrease of approximately $3.4 million occurred while the Company had net earnings of approximately $5.2 million for the nine months ended January 31, 1998 and net earnings of approximately $400,000 for the prior year period. The primary reasons for this difference were the transfer of approximately $5.9 million to money market accounts, purchases of investments of approximately $2.0 million and a substantial increase in accounts receivable in the current period, partially offset by an increase of approximately $1.9 million for depreciation and amortization, and an increase in deferred revenue of $4.9 million primarily due to an increase in maintenance billings of which a large proportion are on a calendar year basis.

Cash used for investing activities was approximately $18.0 million for the nine months ended January 31, 1998 and approximately $8.7 million in the prior year period. Comparing these two periods, capitalized software development costs decreased approximately $1.1 million, purchases of investments increased to $9.7 million and purchases of property and equipment increased approximately $.8 million between the nine months ended January 31, 1998 and 1997.


Cash provided by financing activities was approximately $33.5 million for the nine months ended January 31, 1998 and approximately $.3 million in the prior year period. The increase in cash provided between these two periods was due to the proceeds received by Logility, Inc. a subsidiary of the Company, from the sale of 16.3% of its stock in an initial public offering, the initial closing of which took place on October 10, 1997, and an additional 2% of its common stock, which was sold as part of the underwriters' overallotment on November 6, 1997.

The Company's consolidated balance sheet remains strong with a current ratio of
2.9 to 1. Liquidity also remains strong with cash and investments totaling 42% of total assets. The Company believes that existing cash and short-term investments as well as cash from operations will be sufficient to meet its operational objectives for at least the next twelve month period.

In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, Software Revenue Recognition. SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997 (commencing May 1, 1998 for the Company).


IMPORTANT CONSIDERATIONS RELATED TO FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------

It should be noted that this discussion contains forward-looking statements which are subject to substantial risks and uncertainties. There are a number of factors which could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. Such factors include changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could affect the future performance of the Company.

ITEM 3

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


         (a) Exhibit 11  Statement re: computation of Per Share Earnings.


         (b) No reports on Form 8-K were filed during the quarter ended January 31, 1998.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AMERICAN SOFTWARE, INC.

DATE    March 13, 1998                /s/ James C. Edenfield
    ---------------------------      ----------------------------------
                                     James C. Edenfield
                                     President, Chief Executive Officer
                                     and Treasurer

DATE    March 13, 1998               /s/ David E. Weigand
    ---------------------------      ------------------------------------------
                                     David E. Weigand
                                     Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------



       Exhibit                                                 Page
       -------                                                 ----

11     Statement re: computation of Per Share Earnings           15