Form 10-K405
period 1998-04-30
AMERICAN SOFTWARE INC
filed 1998-07-29
CIK 713425

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(MARK ONE)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED APRIL 30, 1998

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

                GEORGIA                    470 EAST PACES FERRY ROAD, N.E.
                                                  ATLANTA, GEORGIA
    (STATE OR OTHER JURISDICTION OF        (ADDRESS OF PRINCIPAL EXECUTIVE
    INCORPORATION OR ORGANIZATION)                    OFFICES)

              58-1098795                                30305
   (IRS EMPLOYER IDENTIFICATION NO.)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (404) 261-4381

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                     None                                           None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     CLASS A COMMON SHARES, $.10 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At July 10, 1998, 17,907,817 Class A Common Shares and 4,797,289 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at July 10, 1998) of the Class A shares held by nonaffiliates was approximately $123 million.

          DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

1.  1998 Proxy Statement into Part III.

2.  Form S-1 Registration Statement No. 2-81444 into Part IV.

3.  Form S-8 Registration Statement No. 33-55214 into Part IV.

4.  Form 10-K's for fiscal years ended April 30, 1990 and 1995 into Part IV.

5. Form 10-Q's for the quarters ended January 31, 1990, October 31, 1990, July 31, 1997 and October 31, 1997 into Part IV.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

A. GENERAL

  American Software, through its subsidiaries, develops, markets and supports a portfolio of application software solutions that enable businesses to respond to today's dynamic global marketplace. The Company's software solutions are designed to automate many planning and operational functions principally in the areas of: (i) Enterprise Resource Planning (ERP), (ii) Flow Manufacturing, (iii) Value Chain Planning, and (iv) Warehouse Management. The Company's products are designed to provide rapid return on investment while offering maximum scaleability. The Company also provides support for its software products, such as software enhancements, documentation updates, customer education, consulting, systems integration services, millennium conversions and maintenance.

  ERP is an integrated suite of products designed to automate many of the daily operational tasks of a global enterprise. ERP is responsible for the execution of many key business processes including the physical movement of and accounting for goods throughout the value chain. ERP functions may include inventory management, order management, purchasing and finance.

  Flow Manufacturing is a solution, that is designed to automate the manufacture of discrete products. Flow Manufacturing is designed around a new manufacturing paradigm which states that materials should be "pulled" into the manufacturing process based on customer demand instead of "pushing" materials based on quarterly production schedules and safety stock needs. Flow Manufacturing can co-reside with traditional manufacturing solutions or it can completely replace traditional manufacturing. Flow Manufacturing techniques are also known as agile or lean, or demand flow manufacturing.

  Value Chain Planning, which is part of the Company's Logility Inc. subsidiary, involves the proactive use of information to ensure that the right products are delivered to the right place at the right time. This planning process is focused on demand forecasting, inventory management, replenishment and manufacturing planning, manufacturing scheduling as well as transportation management. The Logility Planning Solutions product suite consists of software that enables suppliers, manufacturers, distributors and wholesalers to more effectively manage their value chains.

  Warehouse management solutions, which is part of the Company's Logility Inc. subsidiary, refer to the management of activities necessary to operate a warehouse or distribution center. Key warehouse management functions include the storage of newly received goods, picking goods from warehouse storage for shipment to a customer, and packing items for shipment. WarehousePRO is the Company's integrated solution for automating warehouse operations.

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

B. INDUSTRY BACKGROUND

  Many dynamics are occurring in industrial businesses that are forcing companies to re-engineer the way they develop products and deliver services. Changes in markets, products, partnerships and competition impact business plans on a daily basis. Competitive pressures are forcing companies to shorten their product life cycles, which creates significant risks. Retailers and consumers are becoming more demanding because of the broad range of choices available. Many companies are acquiring other businesses or even being acquired in order to assemble a competitive portfolio of products and services. This means a constant flux in business structures and organizational models. Manufacturing is also now a global operation, and it is not uncommon to have an enterprise sourcing supplies in one country, conducting pre-assembly in another country and performing final assembly in yet a third country. All of these dynamics mean that swift, accurate decision making is critical to survival.

  Effective information technology (IT) solutions, which support not only the operational aspects of the business but also, support intelligent decision-making can often mean increased competitive advantage. IT solutions which provide the ability to quickly respond to market opportunities, customer needs and/or value chain constraints can often lead to increased market share, increased profitability and improved shareholder returns. All of the Company's software solutions are designed to support either a company's operational requirements or its decision support needs.

  Companies rely on ERP systems to conduct the daily transactions vital to running a business, from taking an order, to sending a purchase order to a supplier, to collecting monies from customers. The systems, which manage these operational aspects of running an enterprise, are the province of ERP systems. Warehouse Management systems are concerned with the physical movement of goods within a warehouse or distribution center. Flow Manufacturing is designed to deliver optimal conversion of raw materials into finished products. Value Chain Planning allows companies to proactively synchronize their supply activities and manufacturing schedules so that inventory plans are sufficient to meet customer demand.

C. PRODUCTS

  The Company's strategy has been to create an integrated line of standard application software operating on four strategic computer platforms: (1) IBM System/390 Mainframe or compatible, (2) IBM Midrange--AS/400, (3) UNIX--HP 9000, IBM RS/6000 and other Unix platforms and (4) Intel-based servers and clients that operate Windows 3.1, Windows NT and OS/2. The products are written in various standard programming languages utilized for business application software, including ANS COBOL, COBOL II, Micro Focus COBOL, C, C++, Visual Basic and other programming languages, and many have both on-line and batch capabilities. An integral part of this strategy has been to integrate unique characteristics of personal computers as workstations or clients in the products provided by the Company. ES/9000, RS/6000 and AS/400 are registered trademarks of the International Business Machine Corporation. HP 9000 is a registered trademark of Hewlett Packard Corporation. The following is a summary of the Company's main software solutions.

ENTERPRISE SOLUTIONS SOFTWARE

  The Company's enterprise solutions are comprehensive applications designed to operate complex, multi-site, multi-national enterprises. Most applications can operate on a stand-alone basis, integrated with one or other solutions offered by the Company and/or integrate with one or more systems from other vendors. The Company's Enterprise Solutions are comprised of the following module groups: Manufacturing, Logistics and Financials.

  In April 1998, the Company introduced the next generation ERP solution called INTELLIPRISE(TM). This client server based ERP solution supports multiple international business and manufacturing models, features an "out of the box" data warehouse and offers the flexibility to quickly respond to changing business environments.

MANUFACTURING MODULES

  Companies may choose either the Company's Traditional Manufacturing solution or Flow Manufacturing solution. The modules listed below are the solution components within Traditional Manufacturing:

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

  Key benefits of Enterprise Solutions include the following:

  Modular, Scaleable Solution. Companies may purchase one or more modules for point solution(s), which can be integrated with other enterprise software. They may also purchase an integrated product suite to handle increased requirements for storage, processing and/or transactions.

  Year 2000 compliance. All Enterprise Solutions are year 2000-enabled, which means that the applications have been modified and tested to handle dating logic beyond the year 2000. The Company believes that Year 2000 compliant applications will be sold to both existing customers as well as new companies.

  Broad Product Offering. The Company's long-term market presence has enabled it to develop an extensive portfolio of solutions. The Company believes that the combined offerings of all product lines are among the broadest range of solutions in the marketplace today. Users that only license one application module typically are candidates to license other applications offered by the Company.

  Extensive Functionality. The Company's enterprise software provides extensive strategic and tactical functionality to facilitate operations and/or support decision-making across one or multiple sites. This functionality includes multi-currency and multi-language, as well as support of multiple databases and extensive analytical capabilities.

FLOW MANUFACTURING SOFTWARE

  The Flow Manufacturing solution is designed to operate with the Company's Enterprise Solution or with an enterprise solution provided by other companies. Flow Manufacturing can be used in conjunction with Traditional Manufacturing or it can be the sole manufacturing solution deployed throughout an enterprise. The solution is designed to support complex multi-plant global manufacturing requirements. The solution is comprised of the following modules:

    1. Line Design
    2. Kanban Management
    3. Demand Smoothing
    4. Product Costing
    5. Engineering Change
    6. Method Sheets

  Key benefits of Flow Manufacturing include the following:

  Market Leadership. After several years of working with companies developing custom Flow solutions, the Company believes it is first-to-market with a comprehensive packaged software solution that meets the requirements of discrete manufacturing.

  Scaleable Implementation. Flow Manufacturing can be scaled to handle a single production line up to the requirements of a complex multi-plant, multi-source manufacturing environment. The solution can also co-exist with traditional manufacturing such that Flow Manufacturing can be used for some portions of production and assembly while traditional manufacturing is maintained for others. The Company believes that this hybrid approach to the implementation of Flow Manufacturing offers companies significant flexibility.

  Integration. Flow Manufacturing can be licensed in conjunction with the Company's other enterprise solutions or it can be licensed to companies that are using other vendors' enterprise solutions. Industry-standard data formats, interfaces and protocols facilitate this integration.

LOGILITY VALUE CHAIN SOLUTIONS

  The Company's solutions in Value Chain Planning, warehouse and transportation planning are provided through Logility, Inc. The Company currently owns approximately 84% of the common stock of Logility, Inc., the remaining 16% being publicly held.

  Logility Value Chain Solutions(TM) is an integrated suite of value chain management solutions designed to synchronize demand opportunities with supply constraints and logistics operations. The suite is comprised of two solution groups: Logility Planning Solutions(TM) and Logility Execution Solutions(TM), which in turn are comprised of a series of integrated modules. These modules can be implemented individually in certain cases, as well as in combinations or as a full solution suite. Logility Value Chain Solutions(TM) supports multiple communications protocols and is designed to operate with industry-standard open technologies, including leading client-server environments, such as HP9000, IBM RS/6000 and Intel-based servers running Windows NT. The following table summarizes the Company's product line:

SOLUTION GROUP     MODULE             FEATURES
--------------     ------             --------
Logility Planning  Demand Planning    . Item and Group forecasting
 Solutions
                                      . Self selecting forecast models
                                      . Personalized data views
                                      . Item stratification
                                      . Product life cycle management with
                                        simulation
                                      . Drag and drop data manipulation
--------------------------------------------------------------------------
                   Inventory Planning . Time-phased view of inventory
                                      . Graphical simulations of inventory
                                        trade-off
                                      . Views of dependent and independent
                                        demand
                                      . Inventory management variables
--------------------------------------------------------------------------

SOLUTION GROUP      MODULE                    FEATURES
--------------      ------                    --------
                    Event Planning            . Promotion planning
                                              . Self-learning capabilities using
                                                artificial intelligence
                                              . Causal-based forecasting
                                              . Promotion profitability simulations
--------------------------------------------------------------------------------------
                    Demand Chain Voyager(TM)  . Forecast retrieval and modifications via the Internet and Corporate
                                                Intranets
                                              . Tight integration with Demand Planning
                                              . Promotion planning calendars
                                              . Comprehensive security features
                                              . Collaborative planning with trading
                                                partners
--------------------------------------------------------------------------------------
                    Manufacturing Planning    . Enterprise-wide capacity planning
                                              . Plant-level scheduling
                                              . Supports activity-based costing
                                              . Optimizes sourcing decisions' actual
                                                costs
                                              . Interactive simulation
                                              . Real-time, in memory model
--------------------------------------------------------------------------------------
                    Replenishment Planning    . Supports continuous replenishment
                                                strategies
                                              . Constrained, time-phased distribution
                                                requirements planning
                                              . Proactive action messages
                                              . EDI integration
                                              . Available-to-promise methodologies
                                              . Multi-site sourcing and allocation
--------------------------------------------------------------------------------------
                    Transportation Planning   . Load Control Center
                                              . Shipment planning and consolidation
                                              . Freight rating and routing
                                              . Carrier selection
--------------------------------------------------------------------------------------
                    Supply Chain Voyager      . Replenishment ordering via the
                                                internet
                                              . Tight integration with Replenishment
                                                Planning
                                              . Remote analysis of orders
                                              . Comprehensive security features
                                              . Collaborative planning with trading
                                                partners
--------------------------------------------------------------------------------------
                    Value Chain Designer      . Strategic distribution network
                                                optimization
                                              . Customer assignment
                                              . Facility location
                                              . Balancing customer service levels and
                                                cost
                                              . Sourcing selection and capacity
                                                planning
--------------------------------------------------------------------------------------
Logility Execution  Transportation Management . Load tendering
 Solutions
                                              . Shipment confirmation
                                              . Freight audit and payment control
                                              . Shipment documentation and tracking
--------------------------------------------------------------------------------------
                    WarehousePRO(R)           . Object oriented architecture
                                              . User configurable options
                                              . Advanced workflow technology
                                              . Dynamic label and report printing
                                              . Integrated graphical user interface

LOGILITY PLANNING SOLUTIONS

  Logility Planning Solutions is designed to optimize demand opportunities with supply constraints. The solution enables users to generate and analyze information to effectively manage demand and respond to changes in the marketplace while optimizing the utilization of production, distribution and transportation assets. Demand Chain Voyager and Supply Chain Voyager enhance the functionality of Logility Planning Solutions by utilizing the Internet to extend planning capabilities to remote users and trading partners.

  Demand Planning. The Demand Planning module reconciles demand history, existing customer orders, point-of-sale data, market forecasts and other information to generate a graphical representation of demand by item, location, customer and/or group. Demand Planning has an automatic self-correcting, self-selecting modeling process that utilizes a number of advanced forecasting models to generate sales, marketing, logistics and other forecasts. The system allows for user-override of certain modeling parameters, such as quantities or percentages, to account for promotions, supply constraints and other "what-if" scenarios.

  Inventory Planning. The Inventory Planning module is designed to determine the optimal balance between inventory and service levels. With extensive simulation capabilities, Inventory Planning helps manufacturers and distributors reduce inventory costs while meeting customer service requirements at the individual stock keeping unit ("SKU") level. Built around industry best practices, Inventory Planning can enhance planning and scheduling of inventory while taking into consideration replenishment frequency and order size, seasonal build and manufacturing plans. Service level targets and policies can be applied individually to every product within an enterprise or uniformly throughout the various product lines.

  Event Planning. The Company has recently made generally available an Event Planning module, a causal-based forecasting solution designed to facilitate product life-cycle management and promotion planning, and provide forecasting capabilities to help determine the impact of promotions, price changes or other events, enabling manufacturers to adjust production to match changing demand. Event Planning utilizes advanced genetic algorithms based on neural network techniques that allow the system to refine forecasting by incorporating the results of ongoing promotions and other activities.

  Demand Chain Voyager. Through the use of the Internet, the Demand Chain Voyager module extends the reach of Demand Planning by allowing remote users to view corporate forecasts and to input demand data in real-time. Demand Chain Voyager provides an online, updated schedule of events including promotions, product launches and holidays. In addition, it allows for the revision of inventory goals and objectives such as service levels and turns.

  Manufacturing Planning. The Manufacturing Planning module is designed as a constraint-based planning solution that balances manufacturing processes and resources with demand priorities and corporate objectives. Manufacturing Planning models the operations of a business by capturing capacity constraints such as equipment capabilities, intermediate storage limitations, shop floor calendars and raw material availability and production constraints such as synchronization of multi-step operations, product sequencing, production changeovers and inventory policies. Manufacturing Planning enables collaborative decision-making by comparing the feasibility and cost effectiveness of various scheduling strategies through the use of simulation.

  Replenishment Planning. The Replenishment Planning module addresses the planning needs of an organization to determine the optimal balance between customer service levels and inventory. Replenishment Planning takes into account manufacturing constraints, inventory investment, desired service levels, and current orders and commitments. Features of Replenishment Planning include automatic detailed item planning to balance delivery loads and orders, filtered order review, SKU change simulation and constrained distribution requirements planning. The benefits of Replenishment Planning include, among other faster inventory turns, optimized inventory levels and the ability to allocate customer orders based on user-defined priorities. Replenishment Planning provides support for continuous replenishment strategies, such as Vendor Managed Inventory, Quick Response and Efficient Consumer Response.

  Transportation Planning. The Transportation Planning module synchronizes transportation plans with demand, inventory, manufacturing and replenishment strategies. Transportation Planning consolidates shipments and determines the optimal transportation mode and carrier while providing a list of alternatives. The solution includes a Load Control Center that reviews all inbound, outbound and inter-facility shipments and provides an integrated view of all orders requiring shipping decisions. The product is designed to reduce freight costs, improve customer service levels and increase responsiveness to customer requirements.

  Supply Chain Voyager. The Supply Chain Voyager module operates over the Internet and provides trading partners with enhanced functionality for consumption monitoring and order review, approval and tracking. Consumption monitoring facilitates the process of tracking inventory consumption at the point of demand and comparing real-time inventory levels to inventory targets. Order review, approval and tracking automatically generates proposed replenishment orders and allow trading partners to track the status of orders.

  Value Chain Designer. The Value Chain Designer module provides a strategic view of the Supply Chain Network. Companies can optimize location decisions, resource allocation, and customer assignment and transportation strategies to minimize costs or maximize profitability.

LOGILITY EXECUTION SOLUTIONS

  Logility Execution Solutions is designed to enable users to effectively and efficiently manage the flow of products through distribution centers and warehouses and helps ensure that products are delivered to the right location using the best transportation alternatives available. Integrated analysis reporting is included to allow users to analyze cost and productivity across the value chain, enabling companies to make real-time decisions about the operations of their warehouses and the transport of products.

    Transportation Management. Transportation Management facilitates the timely execution of the optimized shipping plan developed by the Transportation Planning module. Load tendering and shipment tracking are included via Electronic Data Interchange ("EDI"), E-mail or automatic fax. The freight audit and payment capabilities enable flexible reporting of landed cost by shipment, customer or product group. The module is designed to reduce freight costs, improve carrier utilization and provide comprehensive freight management reporting.

    WarehousePRO. WarehousePRO incorporates advanced workflow technology, industry-specific best practices and radio frequency data collection terminals to optimize warehouse operations. The software's object-oriented design allows users to define the properties of specific items, locations, or processes, thereby reducing the need for custom programming. The solution is highly flexible and can be reconfigured by the user to adapt to changing business requirements. WarehousePRO features an extensive workflow library of user-selected templates incorporating industry-specific best-practice warehousing techniques. With built-in standard interfaces to major radio frequency data collection systems, the software delivers more accurate inventory accountability and improved warehouse efficiency. WarehousePRO's performance analysis tools generate graphical reports that illustrate productivity gains, warehouse efficiency and inventory controls, enabling users to make real-time management decisions. A Windows NT version of WarehousePRO was made generally available in the fourth quarter of the Company's fiscal year 1998.

D. STRATEGY

  Leverage and Expand Installed Base of Customers. The Company's modular-based product line allows initial sales to create significant opportunities for additional product licensing. The Company intends to continue to leverage its installed base customers to introduce additional functionality, product upgrades and complementary modules. In addition, the Company intends to expand sales to new customers in its existing vertical markets and to target additional vertical markets over time.

  Continued Investment in ISO 9001 Certified Research & Development. The Company's quality system has received ISO 9001 certification, an international standard for product and operational quality. The Company will continue to make substantial investments in research and development to develop new products, enhance existing products and incorporate new technologies such as the Internet.

  Customer Satisfaction. The Company continues to have the highest corporate commitment to superior, rapid implementations and ongoing customer service. The Company has made substantial investments in its help desk, Internet-based support and other areas, and will continue its emphasis on quality and responsiveness.

  Increase Penetration of International Markets. In fiscal year ended April 30, 1998, the Company generated 9% of its total revenues from international sales and has marketing relationships with a number of foreign distributors. The Company intends to expand its international presence by adding additional direct sales personnel to address international markets and creating additional relationships with distributors in Europe, Latin America and the Asia/Pacific region.

E . INTEGRATED SYSTEM DESIGN

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

F. SALES & MARKETING

  Typically, the Company's customers are medium-sized companies or divisions of larger companies with substantial data processing budgets. No single customer accounted for more than ten percent of the Company's revenues in fiscal 1998.

  First-time customers may license a single module or a system composed of several modules. These customers often license other modules to expand the range of software available to them, and may also license additional modules or systems similar to those already licensed for use at additional locations.

  The Company sells its products directly to the end-user through its sales and presales staff of approximately 119 persons located in six (6) areas worldwide: Mid U.S. (28), Northeast U.S. (22), Southern U.S. (41), Western U.S. (9), Europe (17), and Canada (2). The presales staff provides consultation, advice and assistance to the sales executives and the customer in selecting an appropriate configuration of application software modules to address the user's needs. The Company obtains sales leads from its advertising in trade publications, participation in computer industry trade shows and exhibitions, Company-conducted seminars and telemarketing activities, and referrals from existing customers.

  In 1998, the Company continued its program, begun in fiscal 1988, to develop a network of sales agents to support its sales internationally. These agents, along with a designated Company employed country manager, are establishing a national presence for the Company in targeted countries throughout Latin America, Europe and the Middle East.

  The price for the Company's products typically is determined based upon the number of modules licensed and the number of servers, users and sites for which the solution is designed. During fiscal year ended April 30, 1998, license fees generally ranged from $50,000 to $1.5 million.

G. LICENSES

  The Company, like many business application software firms, typically enters into license agreements that grant non-exclusive rights to use its products. The Company's standard license agreements contain provisions designed to prevent disclosure and unauthorized use of the Company's software. These agreements warrant that the Company's products will function in accordance with the specifications set forth in its product documentation. These licenses are generally granted for a term of ninety-nine years and provide that, for a one-time fee, the customer may use the software to process its data at a single facility for a specified division or divisions. A significant portion of the license fee is generally payable upon the delivery of product documentation, with the balance due upon installation.

H. INSTALLATION, MAINTENANCE AND SUPPORT

  As additional services to its customers, the Company provides implementation services and customized support. Implementation services and customized support include installation of the Company's software, project planning and management, and training of the customer's user and systems personnel on the use of the software system. The customer receives documentation manuals or imbedded help software, which describe the system's features and its method of operation. The user is normally entitled to telephone support and maintenance for a period of at least six months at no additional charge. The Company's software products are continually enhanced and improved to accommodate technological changes and other factors, which may affect the customer's information requirements. To receive maintenance, which includes enhancements, from the Company after the initial period, customers pay fees, which are based on the then-current price of the product.

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

  The Company markets its professional and data processing resources on a network management basis. Network management is the provision of data processing services, normally under long-term contract, by outside providers. The Company believes network management continues to represents a growth opportunity by providing a basis for predictable long-term recurring revenues.

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

I. RESEARCH AND DEVELOPMENT

  American Software is committed to the development and acquisition of new products and to the continued enhancement of its existing products. During fiscal 1998, 1997, and 1996, the Company expensed approximately $12,112,000, $7,343,000 and $4,725,000, respectively, for research and development. In addition, the Company capitalized $8,827,000, $9,898,000, and $12,750,000 in software development costs during fiscal years 1998, 1997, and 1996, respectively, in accordance with the Statement of Financial Accounting Standards No. 86. The Company's new internal product development and enhancements of existing products include two categories: research and development expenditures and additions to capitalized computer software development costs. These combined categories totaled $20,939,000, $17,241,000, and $17,475,000 in fiscal years 1998, 1997 and 1996, respectively, and represented 62%, 57%, and 70%, respectively, of total license fee revenues in those years.

  The Company believes that its client/server solutions, which utilize the latest technologies, will be important for its long-term growth. The Company employs approximately 351 persons in research, development and enhancement activities.

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

  The Company's primary market for its software is finished goods distributors and manufacturers, industrial manufacturers, utilities, public transportation and health care providers on IBM mainframe, AS/400, RS/6000, HP 9000, and additional UNIX platforms, as well as Intel-based servers and clients that operate Windows 3.1, Windows 95, Windows NT and OS/2.

  The Company believes that purchasers of software products are principally concerned with the range of product modules available, ease of integration, variety of features, performance, simplicity of use, documentation, technical support and training. The Company further believes that its software products and services are competitive in these areas. Price considerations are a key factor and the Company believes its pricing is competitive. The Company believes the market trend to open systems, allowing software to operate across hardware platforms, will increase the number of competitors and intensity of competition. Management believes that it is necessary for the Company to expend significant development monies annually to remain competitive in the marketplace.

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

L. EMPLOYEES

  At April 30, 1998, the Company had 701 full-time employees, including 370 in product development and technical support, 144 in customer support and professional services, 153 in marketing, sales and sales support, and 34 persons in accounting and administration. The Company believes that its continued success will depend in part on its ability to continue to attract and retain highly skilled technical, marketing and management personnel, who are in great demand.

  The Company has never had a work stoppage and no employees are represented under collective bargaining arrangements. The Company considers its employee relations to be excellent.

M. RISK FACTORS

  The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties, which may have a material adverse effect on the Company's business, operating results or financial condition. This section should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of

Operations" the audited Consolidated Financial Statements and Notes thereto for the three years ended April 30, 1998, 1997 and 1996.

  In addition to the "Forward Looking Statements" section contained elsewhere in this Report, the following factors should be considered carefully in evaluating the business, financial condition and prospects of the Company.

  Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have varied in the past and might vary significantly in the future because of factors such as business conditions or the general economy, the timely availability and acceptance of the Company's products, technological change, the effect of competitive products and pricing, changes in Company strategy, the mix of direct and indirect sales, changes in operating expenses, personnel changes and foreign currency exchange rate fluctuations. The Company typically ships software products shortly after license agreements are signed, and, therefore, does not maintain any material contract backlog. Furthermore, the Company has typically recognized a substantial portion of its revenues in the last month of a quarter. As a result, software products revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and the Company cannot predict software products revenues for any future quarter with any significant degree of certainty.

  The Company's software products revenues are also difficult to forecast because the market for business application software products is rapidly evolving, and the Company's sales cycles vary substantially from customer to customer. Because the licensing of the Company's products generally involves a significant capital expenditure by the customer, the Company's sales process is subject to the delays and lengthy approval processes that are typically involved in such expenditures. In addition, the Company expects that sales derived through indirect channels, the timing of which is harder to predict than for direct sales because there is less direct contact with the prospective customer, will increase as a percentage of total revenues. For these and other reasons, the sales cycle associated with the licensing of the Company's products varies substantially from customer to customer and typically lasts between four and six months, during which time the Company might devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and might experience a number of significant delays, over which the Company has no control.

  The Company determines its expense levels based, at least in part, on its expectations as to future revenues. If revenues in a period are below expectations, operating results are likely to be adversely affected. Net income might be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies directly with revenues. As a result of the foregoing factors, it is possible that in some quarters the Company's operating results will be below the published expectations of financial research analysts. In that event, the price of the Company's common stock would likely be materially adversely affected. If this were to occur, the business, operating results and financial condition of the Company could be materially adversely affected.

  Expansion of Indirect Channels. The Company is building and maintaining strong working relationships with consulting firms that the Company believes can play important roles in marketing the Company's products. The Company is currently investing, and intends to continue to invest, significant resources to develop these relationships, which could adversely affect the Company's operating margins. There can be no assurance that the Company will be able to attract organizations that will be able to market the Company's products effectively or that will be qualified to provide timely and cost-effective customer support and service. In addition, the Company's arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause, and many of these organizations are also involved with competing products. Therefore, there can be no assurance that any organization will continue its involvement with the Company and its products, and the loss of important organizations could materially adversely affect the Company's results of operations. In addition, if the Company is successful in selling products as a result of these relationships, any material increase in the Company's indirect sales as a percentage of total revenues would be likely to adversely affect the Company's average selling prices and gross margins because of the lower unit prices that the Company receives when selling through indirect channels.

  Rapid Technological Change and New Products. The market for the Company's software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to continue to enhance its current product line, to maintain and extend compatibility with other leading software systems and with widely used hardware and operating system platforms, and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. The introduction of products using new technologies and the emergence of new industry standards could render the Company's existing products, and products currently under development, obsolete and unmarketable. In addition, there are special risks associated with products, such as the Logility's Demand Chain Voyager and Supply Chain Voyager modules, that must comply with rapidly changing Internet standards. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis, fully functional product enhancements or new products that respond to technological advances by others, or that new products will achieve market acceptance. The Company's failure to successfully develop and market product enhancements or new products could have a material adverse effect on the Company's business, operating results and financial condition.

  As a result of the complexities inherent in computing environments and the broad functionality and performance demanded by customers, major new products and product enhancements can require long development and testing periods. Software products as complex as those offered by the Company often encounter development delays and may contain undetected defects when introduced or when new versions are released. There can be no assurance that errors will not be found in new products or product enhancements after commencement of commercial shipments, resulting in damage to the Company's reputation, loss of revenue, loss of market share, delay in market acceptance or warranty claims, any of which could have a material adverse effect upon the Company's business, results of operations and financial condition. Although the Company generally attempts to limit by contract its exposure to incidental and consequential damages, if a court failed to enforce the liability limiting provisions of the Company's contracts for any reason, or if liabilities arose which were not effectively limited, the Company's business, results of operations and financial condition could be materially and adversely affected.

  International Operations. The Company derived approximately 9%, 10%, and 14% of its total revenues from international sales in the fiscal years ended April 30, 1998, 1997 and 1996, respectively. The Company believes that continued growth and profitability will require increased international sales. The Company must establish additional foreign operations and hire additional personnel, as well as expand its indirect sales channels in markets outside North America. To the extent that the Company is unable to do so in a timely and effective manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, even if international operations are successfully expanded, there can be no assurance that the Company will be able to maintain or increase international market demand for its products or that such operations will be profitable.

  The Company's international operations are subject to risks inherent in international business activities, including, in particular, management and staffing of an organization spread over various countries, longer accounts receivable payment cycles in certain countries, compliance with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, overlap of different tax structures, foreign currency exchange rate fluctuations and general economic and political conditions. To date, the Company's revenues from international operations have primarily been denominated in United States dollars. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

  Dependence on Proprietary Technology. The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its products. The Company has not sought to patent its software products and thus does not have the protection that patents might provide. There can be no assurance that the protections relied upon by the Company will be adequate to protect its proprietary rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties, including customers, may attempt to reverse engineer or copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of certain foreign countries in which the Company's products are or may be licensed do not protect the Company's products and intellectual property rights to the same extent as the laws if the United States. As a result, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Although the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company. Defense of such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business results of operation and financial condition.

  Certain software used in the Company's products is licensed by the Company from third parties. There can be no assurance that the Company will continue to be able to resell this software under its licenses or, if any licensor terminates its agreement with the Company, that the Company will be able to develop or otherwise procure replacement software from another supplier on a timely basis or on commercially reasonable terms. In addition, such third-party software may contain errors that would be difficult for the Company to detect and correct.

  Year 2000 Compliance. Both the Company's internal operations and product use a significant number of computer software programs and operating systems. Given the information known at this time, the Company's systems and products, coupled with the Company's ongoing efforts to maintain systems and products as necessary, the Company does not anticipate that the "Year 2000 issue" or related costs will have a material adverse effect on the Company's business results of operations or financial condition; however circumstances could change, most particularly as a result of the necessary system interfaces between the Company's products and other systems utilized by the Company's customers.

ITEM 2. PROPERTIES

  The Company's corporate headquarters are located in an approximately 100,000 square foot office building owned by the Company at 470 East Paces Ferry Road, N.E., Atlanta, Georgia.

  The Company also leases a two-story, 17,500 square foot building at 443 East Paces Ferry Road, N.E. Atlanta, Georgia, which is used primarily for financial administration. This building is owned by a limited partnership of which Thomas L. Newberry and James C. Edenfield, the principal shareholders of the Company, are the sole partners. The term of the lease expired December 31, 1996, and has been continued on a month-to-month basis at a base rental of $17.00 per square foot, pending negotiation of a new lease.

  The Company owns a four-story 42,000 square foot building at 3110 Maple Drive, N.E, a one-story 1,400 square foot building at 3116 Maple Drive, a one-story 14,000 square foot building at 3120 Maple Drive, and a two-story 10,000 square foot building at 480 East Paces Ferry Road, each of which is located near the Company's headquarters. The Company also leases a one-story 4,000 square foot building at 490 East Paces Ferry to a restaurant.

  The Company has entered into leases for sales offices located in various cities in the U. S. and overseas. Normally, these leases are for terms of less than five years and average 3,000 square feet of leasable space.

  The Company owns a variety of electronic and computer equipment, including four mid-sized computers, consisting of one IBM 9121 210, one IBM 9121 621, one 3090-600E, five IBM AS/400s and leases one

IBM 9672-R24, one IBM 2003-205, one IBM 3090-400J, and one IBM 962 R31 all of which are used for program development and testing, network management and product demonstrations.

ITEM 3. LEGAL PROCEEDINGS

  No legal proceedings are required to be disclosed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of shareholders during the fourth quarter of the Company's recently completed fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NASDAQ SYMBOL

  The Company's Class A Common Shares are listed on the NASDAQ Stock Market-- National Market under the symbol AMSWA. There were 9,100 shareholders of record of the Company's Class A Common Shares, some of whom are holders in nominee name for the benefit of different shareholders, and two shareholders of the Company's Class B Common Shares as of July 10, 1998.

MARKET PRICE INFORMATION

  The table below presents the high and low sales prices for American Software, Inc. common stock as reported by NASDAQ, for the Company's last two fiscal years (1997 and 1998).

                                                                  HIGH     LOW
                                                                --------- ------
       FISCAL YEAR 1998
       First Quarter........................................... $ 8 1/2   $6 1/8
       Second Quarter..........................................  15 1/8    8 3/4
       Third Quarter...........................................  12 3/4    8 1/2
       Fourth Quarter..........................................  10 5/8    7 1/8
                                                                  HIGH     LOW
                                                                --------- ------
       FISCAL YEAR 1997
       First Quarter........................................... $ 5 5/8   $3 3/4
       Second Quarter..........................................   7 1/8    4
       Third Quarter...........................................   7 13/16  4 5/8
       Fourth Quarter..........................................   7 13/16  5 3/8

  The closing price on July 10, 1998 was 6 7/8.

  No dividends were paid on the Company's common stock during the past two fiscal years. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                   1998    1997    1996      1995      1994
                                 -------- ------- -------  --------  --------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR YEAR ENDED APRIL 30:
Revenues........................ $107,472 $84,711 $77,557  $ 79,462  $ 94,222
Total costs and expenses........   98,820  83,030  92,886*   93,049   108,328
                                 -------- ------- -------  --------  --------
  Operating earnings (loss).....    8,652   1,681 (15,329)  (13,587)  (14,106)
Other income....................    3,791   1,744   2,569     2,245     2,428
                                 -------- ------- -------  --------  --------
  Earnings (loss) before income
   taxes........................   12,443   3,425 (12,760)  (11,342)  (11,678)
Income tax expense (benefit)....    4,648   1,093  (3,011)   (4,653)   (5,090)
                                 -------- ------- -------  --------  --------
  Net earnings (loss)........... $  7,795 $ 2,332 $(9,749) $ (6,689) $ (6,588)
                                 ======== ======= =======  ========  ========
Net earnings (loss) per common
 and common equivalent share--
 diluted........................ $    .32 $   .10 $  (.44) $   (.30) $   (.30)
Cash dividends per share........ $    --  $   --  $   --   $    .16  $    .32
Cash dividends paid............. $    --  $   --  $   --   $  3,570  $  7,148
AS OF APRIL 30:
Working capital................. $ 62,990 $21,492 $21,511  $ 36,407  $ 46,328
Total assets.................... $142,656 $99,509 $90,782  $107,792  $117,641
Long-term debt.................. $    --  $   --  $   --   $    --   $    --
Shareholders' equity............ $100,537 $67,152 $64,255  $ 74,037  $ 84,268

--------
* The 1996 total costs and expenses includes fourth quarter write-downs of $6.1 million to net realizable value for certain capitalized computer software development costs and purchased computer software costs and $2.7 million to the provision for doubtful accounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  American Software Inc. ("American Software" or the "Company") develops, markets, and supports enterprise resource planning ("ERP") and integrated supply chain management solutions. The product line encompasses integrated business applications such as demand forecasting, logistics planning, warehouse management, order management, financials, manufacturing, and transportation solutions. The Company offers professional services to its customers in support of its products and third party products. These services include training, system implementation, consulting, custom programming, network management, millennium conversion, and telephonic support services.

  The Company's revenues are derived primarily from three sources: software licenses, services and maintenance. Software licenses generally are based upon the number of modules, servers, users and/or sites licensed. License fee revenues are recognized at the time of product delivery, provided no significant future obligation exists and collection is deemed probable. Services revenues consist primarily of fees from software implementation, training, consulting and customization services and are recognized as the services are rendered. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. Maintenance revenues are recognized ratably over the term of the maintenance agreement.

RESULTS OF OPERATIONS

  The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 1998 and the percentage increases and decreases in those items for the years ended April 30, 1998 and 1997:

                                      PERCENTAGE OF             PCT. CHANGE
                                      TOTAL REVENUES            IN DOLLARS
                                      ----------------   -------------------------
                                      1998  1997  1996   1998 VS 1997 1997 VS 1996
                                      ----  ----  ----   ------------ ------------
Revenues:
  License fees.......................  31%   36%   31%        11%           25%
  Services...........................  47    38    40         54             6
  Maintenance........................  22    26    29          8            (3)
                                      ---   ---   ---        ---          ----
    Total revenues................... 100   100   100         27             9
                                      ---   ---   ---        ---          ----
Cost of revenues:
  License fees.......................   8     8    22         21           (60)
  Services...........................  31    32    33         22             8
  Maintenance........................   7    10    10         (4)           (2)
                                      ---   ---   ---        ---          ----
    Total cost of revenues...........  46    50    65         17           (16)
                                      ---   ---   ---        ---          ----
Gross margin.........................  54    50    35         37            57
                                      ---   ---   ---        ---          ----
Operating expenses:
  Research and development...........  19    20    23         21            (1)
  Less: capitalized development......  nm    nm    nm         nm            nm
  Sales and marketing................  24    25    26         25             2
  General and administrative.........  11    15    22         (9)          (26)
                                      ---   ---   ---        ---          ----
    Total operating expenses.........  46    48    55         21            (4)
                                      ---   ---   ---        ---          ----
    Operating income (loss)..........   8     2   (20)       415          (111)
  Other income, net..................   4     2     3        117           (32)
                                      ---   ---   ---        ---          ----
    Income (loss) before income tax-
     es..............................  12     4   (17)       263          (127)
  Income taxes.......................  nm    nm    nm         nm            nm
                                      ---   ---   ---        ---          ----
    Net income (loss)................   7%    3%  (13)%      234%         (124)%
                                      ===   ===   ===        ===          ====

--------
nm--not meaningful

REVENUES:

  The Company's total revenues increased 27% to $107.4 million in the fiscal year ended April 30, 1998 from the prior year and 9% to $84.7 million in the fiscal year ended April 30, 1997. In 1998, this increase was primarily due to a significant increase in implementation and training services as well as a rise in product sales. The increase in Logility Planning products license fees resulted in the 1997 increased revenues. International revenues represented approximately 9% of total revenues in the year ended April 30, 1998 compared to 10% in 1997.

  Software Licenses. The Company's license fee revenues increased 11% in the fiscal year ended April 30, 1998 to $33.5 million compared to $30.1 million in the fiscal year ended April 30, 1997 and increased 25% from the fiscal year ended April 30, 1997 compared to the prior year. This increase was primarily due to increased licenses fees sales for the Logility Planning Solutions software which increased 63% in the fiscal year ended April 30, 1998 to $20.1 million compared to $12.4 million in the prior fiscal year. Logility Planning Solutions software has been the principal factor in American Software's license fee growth, constituting approximately 60%, 41% and 44% of license fee revenues in 1998, 1997 and 1996 respectively. License fees from Enterprise Solutions decreased 24% from fiscal year 1997 to fiscal year 1998 primarily due to lower mainframe platform sales.

  Services. Services revenues, which are primarily consulting, custom programming, and network management services, increased 54% to $50.1 million in fiscal year 1998 from $32.6 million in fiscal year 1997. This increase was primarily due to increased consulting related to implementation and customization of new customer's software products and services related to "Year 2000" system compliance. Service revenues increased 6% from 1996 to 1997 due to increase network management revenue, which increased 26% to $13.0 million in 1997. Services revenues constituted 47% and 38% of total revenues in fiscal year ended April 30, 1998 and fiscal year ended April 30, 1997. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis based upon the demand for implementation, consulting and training services.

  Maintenance. Maintenance revenues, which consist of product support activities and on-going product enhancements provided to customers who license the Company's products and purchase maintenance agreements increased 8% to $23.8 million in fiscal year ended April 30, 1998 compared to $22.0 million in fiscal year 1997. Maintenance revenues decreased 3% in fiscal year ended April 30, 1997 compared to the prior year due to lower license fees in prior years. Maintenance revenues constituted 22% and 26% of total revenues in fiscal year ended April 30, 1998 and fiscal year ended April 30, 1997 and generally follow license fee revenues which serve as the source of new maintenance customers.

GROSS MARGIN:

  Total gross margin in 1998 was 54% compared to 50% a year ago. This increase was largely due to the expanded margin from implementation and training services revenues, which grew to 33% from 16% a year ago in the same period. The expanded margin was attributable to the improved utilization of consulting resources and increased billing rates, resulting in a higher incremental gross margin. The gross margin on maintenance revenues increased to 68% compared to 64% a year ago as a result of improved customer service software and processes. The gross margin on license fees revenues decreased to 76% compared to 78% in 1997 due to an increase in software amortization costs related to the release of several products during fiscal 1998. The gross margin increased from 35% in fiscal year 1996 to 50% in fiscal year 1997 due primarily to increased license fee margin in 1997 compared to 1996 which contained the write-off of $6.1 million in capitalized software costs in the fourth quarter of 1996.

  The cost of revenues for license fees will substantially increase commencing in the first quarter for the year ending April 30, 1999 due to increased amortization expense from certain capitalized computer software projects that became generally available in April 1998. The Company will monitor the market acceptance of these newly released products.

OPERATING EXPENSES:

  Research And Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                    YEARS ENDED
                                   ---------------------------------------------
                                   APRIL 30, PERCENT APRIL 30, PERCENT APRIL 30,
                                     1998    CHANGE    1997    CHANGE    1996
                                   --------- ------- --------- ------- ---------
Gross product development costs..   $20,939     21%   $17,241     (1%) $ 17,475
  Percentage of total revenues...       20%               20%               23%
Less: capitalized development....    (8,827)   (11%)   (9,898)   (22%)  (12,750)
  Percentage of gross prod. dev.
   costs.........................       42%               57%               73%
                                    -------           -------          --------
Product development expenses.....   $12,112     65%   $ 7,343     55%  $  4,725
  Percentage of total revenues...       11%                9%                6%

  Gross product development costs increased 21% in 1998 compared to a year ago as a result of the Company's continued investment in new product development. Capitalized development decreased by 11% from a year ago, while the rate of capitalized development decreased to 42% from 57% a year ago due to the completion of products during the current year resulted in the Company personnel spending more time on the design phase of projects which are currently expensed. Product development expenses as a percentage of total revenues, increased to 11% compared to 9% one year ago and the Company's net product development expenses increased 65% as the Company continued its investment in new product development.

  Sales And Marketing. Sales and Marketing expenses increased 25% from a year ago as a result of increased license fees and an increased sales force. Sales & Marketing expenses increased 2% from fiscal year 1996 to fiscal year 1997. As a percentage of total revenues, sales and marketing expenses remained materially equivalent at 24% for 1998 when compared to 25% for 1997 and 26% for 1996.

  General & Administrative. General & Administrative expenses decreased 9% in 1998 to approximately $11.5 million from a year ago primarily due to the closure of a sales office in Singapore in May 1997 and elimination of rented space at the Company's Atlanta offices in March 1997. General & Administrative expenses decreased 26% in 1997 to approximately $12.7 million from the prior year due to a write-off of $2.7 million of accounts receivable directly to the provision for doubtful accounts in the fourth quarter of 1996. Provision for doubtful accounts for 1998 decreased to $0.2 million from $0.7 million in 1997.

  Other Income. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary earnings. Other income increased 117% to $3.8 million in 1998 compared to one year ago due primarily to the addition of approximately $33.2 million to the Company's cash and investment portfolio from funds received from the initial public offering of Logility. Other Income decreased from $2.6 million in 1996 to $1.7 million in 1997 due to lower return on investments during the year.

  Income Taxes. The effective income tax rate in 1998 was 37% of pretax income compared to 32% in 1997. This increase was due to the fact that the Company experienced a net loss in the quarter ended July 31, 1996 and did not record a deferred tax asset for the net operating loss carryforward. The effective tax rate was therefore lowered in subsequent quarters of fiscal 1997 as the Company was profitable. The income tax expense in 1997 was 32% of pretax income compared to an income tax benefit of 24% of pretax loss in 1996.

OPERATING PATTERN

  The Company experiences an irregular pattern of quarterly operating results, caused primarily by fluctuations in both the number and size of software license contracts received and delivered from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's operating activities provided cash of approximately $8.8 million in the year ended April 30, 1998, compared to approximately $13.1 million in the same period of the prior year. With the Company's adoption of SFAS 115 on May 1, 1994, its investments including money market funds are accounted for as a trading portfolio. The activities of that portfolio are included in operating activities in the consolidated statements of cash flows.

  The cash provided by operations during the year ended April 30, 1998, was primarily attributable to net income of $7.8 million, non-cash depreciation and amortization expense of $10.1 million, proceeds from the sale of trading securities of $6.5 million, an increase in deferred revenues of $3.6 million, deferred income taxes of $4.3 million and proceeds from the maturities of trading securities of $2.3 million. This was partially offset by an increase in accounts receivable of $5.9 million, a net increase in money market funds of $8.2 million, net gain on investments of $4.9 million, a decrease in accounts payable of $3.6 million and purchases of trading securities of $3.3 million. The cash provided by operations during the prior year was primarily attributable to net income of $2.3 million, non-cash depreciation and amortization expense of $8.1 million, proceeds from maturities of trading securities of $4.4 million, and proceeds from sale of trading securities of $2.6 million, an increase in deferred revenues of $2.2 million, an increase in accounts payable of $2.3 million, and deferred income taxes of $1.1 million. This was partially offset by an increase in accounts receivable of $6.4 million, a net increase in money market funds of $2.8 million and net gain on investments of $0.6 million.

  Cash used in investing activities was approximately $41.8 million and $12.2 million for the years ended April 30, 1998 and 1997, respectively. The majority of the cash was used for investments, computer software development costs and property and equipment.

  Cash provided by financing activities for the year ended April 30, 1998 was approximately $31.7 million. The increase from prior year was due primarily to the net proceeds received from the issuance of common stock by Logility Inc., a subsidiary of the Company, from the sale of 16.3% of its stock in an initial public offering, the initial closing of which took place on October 10, 1997. Also, an additional 2% of the Company's common stock was sold as part of the underwriters' overallotment on November 6, 1997.

  Cash provided by financing activities was $546,408 in 1997, and cash used in financing activities was $57,000 in 1996, and $3.7 million in 1995. The reduction in cash used for financing activities in fiscal 1996 as compared to fiscal 1995 was due to the suspension of the Company's quarterly dividends after payment of two quarterly dividends in fiscal 1995.

  Days Sales Outstanding in accounts receivable were 93 days as of April 30, 1998 and April 30, 1997. The Company's current ratio was 3.2 to 1 and cash and investments totaled 42% of total assets at April 30, 1998 compared to 1.7 to 1 and cash and investments totaled 25% of total assets at April 30, 1997. The Company expects existing cash and investments, combined with cash generated from operations, to be sufficient to meet its operational needs in 1999. The Company may seek additional sources of capital to meet its growth objectives in the future. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

  On December 18, 1997, American Software Inc.'s Board of Directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company's Class A common stock. This repurchase will be through open market purchases at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of the Company's common stock and management's assessment of the Company's liquidity and cash flow needs. Since this resolution, the Company has repurchased 98,900 shares of common stock at a cost of approximately $794,953 as of April 30, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 requires companies to display, with the same prominence as other financial statements, the components of other comprehensive income. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes are required. The Company's financial statements will include the disclosure of other comprehensive income in accordance with the provisions of SFAS 130 beginning in the first quarter of fiscal year ended April 30, 1999.

  In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that an enterprise disclose certain information about operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15,

1997 with the first disclosure required in the annual financial statement thereafter. The Company will evaluate the need for such disclosures at that time.

  In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997 (commencing May 1, 1998 for the Company). The Company does not expect that adoption of SOP 97-2 will significantly affect its results of operations.

FORWARD-LOOKING STATEMENTS

  It should be noted that this discussion contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors, which could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors include changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could affect the future performance of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Consolidated Balance Sheets as of April 30, 1998 and 1997................   22
Consolidated Statements of Operations for the Years ended April 30, 1998,
 1997 and 1996...........................................................   24
Consolidated Statements of Shareholders' Equity for the Years ended April
 30, 1998, 1997 and 1996.................................................   25
Consolidated Statements of Cash Flows for the Years ended April 30, 1998,
 1997 and 1996...........................................................   26
Notes to the Consolidated Financial Statements...........................   27
Independent Auditors' Report.............................................   38

                            AMERICAN SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                            APRIL 30, 1998 AND 1997

                                                                1998    1997
                                                              -------- -------
                                ASSETS
Current assets:
  Cash and cash equivalents.................................. $  2,161 $ 3,442
  Investments (note 2).......................................   58,062  20,964
  Trade accounts receivable, less allowance for doubtful
   accounts of $1,222 in 1998 and $1,182 in 1997:
    Billed...................................................   20,309  15,919
    Unbilled.................................................    7,091   5,569
  Deferred income taxes (note 3).............................      823   1,995
  Refundable income taxes....................................    1,117   1,060
  Prepaid expenses and other current assets..................    2,577   1,766
                                                              -------- -------
      Total current assets...................................   92,140  50,715
                                                              -------- -------
Property and equipment, at cost:
  Buildings and leasehold improvements.......................   20,089  20,107
  Computer equipment.........................................   19,107  16,992
  Office furniture and equipment.............................    4,632   4,548
                                                              -------- -------
                                                                43,828  41,647
Less accumulated depreciation and amortization...............   26,639  24,244
                                                              -------- -------
      Net property and equipment.............................   17,189  17,403
                                                              -------- -------
Capitalized computer software development costs, less
 Accumulated amortization of $38,544 in 1998 and $31,838 in
 1997........................................................   30,338  28,171
Purchased computer software costs, less accumulated
 Amortization of $5,384 in 1998 and $4,833 in 1997...........      888     846
                                                              -------- -------
      Total computer software costs..........................   31,226  29,017
                                                              -------- -------
Other assets, net............................................    2,101   2,374
                                                              -------- -------
                                                              $142,656 $99,509
                                                              ======== =======

          See accompanying notes to consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                            APRIL 30, 1998 AND 1997

                                                                 1998    1997
                                                               -------- -------
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................ $  2,972 $ 5,221
  Accrued compensation and related costs......................    3,798   5,077
  Accrued royalties...........................................      574     839
  Other current liabilities...................................    4,523   4,368
  Deferred revenue............................................   17,283  13,718
                                                               -------- -------
    Total current liabilities.................................   29,150  29,223
Deferred income taxes (note 3)................................    6,260   3,134
                                                               -------- -------
    Total liabilities.........................................   35,410  32,357
                                                               -------- -------
Minority interest.............................................    6,709     --
Shareholders' equity (note 5):
  Common stock:
    Class A, $.10 par value. Authorized 50,000,000 shares;
     issued 19,369,756 shares in 1998 and 18,972,926 shares in
     1997.....................................................    1,937   1,897
    Class B, $.10 par value. Authorized 10,000,000 shares;
     issued and outstanding 4,798,289 shares in 1998 and
     4,815,289 shares in 1997; convertible into Class A shares
     on a one-for-one basis...................................      480     482
  Additional paid-in capital..................................   57,656  31,317
  Retained earnings...........................................   53,225  45,430
                                                               -------- -------
                                                                113,298  79,126
  Less Class A treasury stock, 1,428,427 shares in 1998 and
   1,330,251 shares in 1997, at cost..........................   12,761  11,974
                                                               -------- -------
    Total shareholders' equity................................  100,537  67,152
                                                               -------- -------
  Commitments and contingencies (notes 4, 7, and 8)...........
                                                               $142,656 $99,509
                                                               ======== =======

          See accompanying notes to consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                   YEARS ENDED APRIL 30, 1998, 1997, AND 1996

                                              1998        1997        1996
                                           ----------  ----------  ----------
Revenues (note 6):
  License fees............................ $   33,548  $   30,106  $   24,067
  Services................................     50,090      32,595      30,682
  Maintenance.............................     23,834      22,010      22,808
                                           ----------  ----------  ----------
    Total revenues........................    107,472      84,711      77,557
                                           ----------  ----------  ----------
Cost of revenues:
  License fees............................      8,182       6,754      16,936
  Services................................     33,439      27,410      25,367
  Maintenance.............................      7,642       7,972       8,139
                                           ----------  ----------  ----------
    Total cost of revenues................     49,263      42,136      50,442
                                           ----------  ----------  ----------
Research and development costs............     20,939      17,241      17,475
Less capitalizable software...............     (8,827)     (9,898)    (12,750)
Marketing and sales expense...............     25,915      20,811      20,447
General and administrative expenses.......     11,354      12,019      14,089
Provision for doubtful accounts...........        176         721       3,183
                                           ----------  ----------  ----------
    Operating earnings (loss).............      8,652       1,681     (15,329)
Other income (expense):
  Interest income.........................      2,001         989       1,672
  Minority interest.......................       (488)        --          --
  Other, net..............................      2,278         755         897
                                           ----------  ----------  ----------
    Earnings (loss) before income taxes...     12,443       3,425     (12,760)
Income tax expense (benefit)--(note 3)....      4,648       1,093      (3,011)
                                           ----------  ----------  ----------
Net earnings (loss)....................... $    7,795  $    2,332  $   (9,749)
                                           ==========  ==========  ==========
Net earnings (loss) per common share:
  Basic................................... $      .34  $      .10  $     (.44)
                                           ==========  ==========  ==========
  Diluted................................. $      .32  $      .10  $     (.44)
                                           ==========  ==========  ==========
Shares used in the calculation of net
 earnings (loss) per common share:
  Basic................................... 22,667,283  22,353,192  22,261,782
                                           ==========  ==========  ==========
  Diluted................................. 24,414,515  23,525,532  22,261,782
                                           ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED APRIL 30, 1998, 1997, AND 1996

                                         COMMON STOCK
                          -------------------------------------------
                                 CLASS A               CLASS B         ADDITIONAL                                  TOTAL
                          ---------------------- --------------------    PAID-IN     RETAINED      TREASURY    SHAREHOLDERS'
                            SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL     EARNINGS        STOCK        EQUITY
                          ---------- ----------- ---------  ---------  -----------  -----------  ------------  -------------
Balance at April 30,
 1995...................  18,729,871 $ 1,872,988 4,840,489  $ 484,049  $30,656,333  $52,846,986  $(11,823,544)  $74,036,812
Proceeds from stock
 options exercised at
 $2.75 to $4.56 per
 share and other stock
 option transactions....      35,612       3,562       --         --        95,308          --            --         98,870
Conversion of Class B
 shares into Class A
 shares.................       3,600         360    (3,600)      (360)         --           --            --            --
Grants of compensatory
 stock options..........         --          --        --         --        24,563          --            --         24,563
Repurchase of 25,000
 Class A shares.........         --          --        --         --           --           --       (160,000)     (160,000)
Issuance of 824 Class A
 shares under the
 Dividend Reinvestment
 and Stock Purchase
 Plan...................         --          --        --         --           --           --          4,490         4,490
Net loss................         --          --        --         --           --    (9,749,337)          --     (9,749,337)
                          ---------- ----------- ---------  ---------  -----------  -----------  ------------  ------------
Balance at April 30,
 1996...................  18,769,083   1,876,910 4,836,889    483,689   30,776,204   43,097,649   (11,979,054)   64,255,398
Proceeds from stock
 options exercised at
 $2.75 to $5.50 per
 share and other stock
 option transactions....     182,243      18,224       --         --       522,906          --            --        541,130
Conversion of Class B
 shares into Class A
 shares.................      21,600       2,160   (21,600)    (2,160)         --           --            --            --
Grants of compensatory
 stock options..........         --          --        --         --        18,084          --            --         18,084
Issuance of 868 Class A
 shares under Dividend
 Reinvestment and Stock
 Purchase Plan..........         --          --        --         --           --           --          5,278         5,278
Net income..............         --          --        --         --           --     2,331,857           --      2,331,857
                          ---------- ----------- ---------  ---------  -----------  -----------  ------------  ------------
Balance at April 30,
 1997...................  18,972,926   1,897,294 4,815,289    481,529   31,317,194   45,429,506   (11,973,776)   67,151,747
Proceeds from issuance
 of Logility, Inc.
 subsidiary common
 stock..................         --          --        --         --    33,152,201          --            --     33,152,201
Minority interest
 resulting from issuance
 of subsidiary common
 stock..................         --          --        --         --    (6,969,866)         --            --     (6,969,866)
Proceeds from stock
 options exercised at
 $2.75 to $7.13 per
 share and other stock
 option transactions....     379,830      37,983       --         --     1,160,004          --            --      1,197,987
Conversion of Class B
 shares into Class A
 shares.................      17,000       1,700   (17,000)    (1,700)         --           --            --            --
Grants of compensatory
 stock options..........         --          --        --         --        11,586          --            --         11,586
Repurchase of 98,900
 Class A shares.........         --          --        --         --           --           --       (794,953)     (794,953)
Repurchase of 205,300
 Logility, Inc. common
 shares.................         --          --        --         --    (1,882,149)         --            --     (1,882,149)
Decrease in Minority
 interest in Subsidiary,
 resulting from Purchase
 of treasury stock by
 Subsidiary.............         --          --        --                  866,836                        --        866,836
Issuance of 724 Class A
 shares under Dividend
 Reinvestment and Stock
 Purchase Plan..........         --          --        --         --           --           --          8,000         8,000
Net income..............         --          --        --         --           --     7,795,281           --      7,795,281
                          ---------- ----------- ---------  ---------  -----------  -----------  ------------  ------------
Balance at April 30,
 1998...................  19,369,756 $ 1,936,977 4,798,289  $ 479,829  $57,655,806  $53,224,787  $(12,760,729) $100,536,670
                          ========== =========== =========  =========  ===========  ===========  ============  ============

          See accompanying notes to consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                   YEARS ENDED APRIL 30, 1998, 1997, AND 1996

                                                    1998      1997      1996
                                                  --------  --------  --------
Cash flows from operating activities:
  Net earnings (loss)...........................  $  7,795     2,332    (9,749)
Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities:
  Depreciation and amortization.................    10,072     8,113    12,151
  Net loss (gain) on investments................    (4,916)     (635)     (873)
  Loss on disposal of property..................       258       --         19
  Minority interest in net earnings of subsidi-
   ary..........................................       488       --        --
  Equity in loss of investee....................       --        575       178
  Capitalized software impairment charge........       --        --      6,158
  Grants of compensatory stock options..........        12        18        25
  Deferred income taxes.........................     4,298     1,093    (6,074)
  Changes in operating assets and liabilities:
  Net (increase) decrease in money market
   funds........................................    (8,168)   (2,810)    4,726
  Purchases of trading securities...............    (3,267)     (242)  (10,153)
  Proceeds from sale of trading securities......     6,478     2,567     1,833
  Proceeds from maturities of trading securi-
   ties.........................................     2,334     4,363    11,536
  Accounts receivable...........................    (5,912)   (6,429)    1,358
  Prepaid expenses and other current assets.....      (581)     (466)   (1,142)
  Accounts payable and other liabilities........    (3,638)    2,338       222
  Income taxes..................................       --         93     7,484
  Deferred revenue..............................     3,565     2,211    (1,245)
                                                  --------  --------  --------
  Net cash provided by operating activities.....     8,818    13,121    16,454
                                                  ========  ========  ========
Cash flows from investing activities:
  Capitalized software development costs........    (8,873)   (9,898)  (12,750)
  Purchased software............................      (593)      --        --
  Purchase of Intellimedia Commerce, Inc........      (115)      --       (850)
  Purchases of property and equipment...........    (2,640)   (2,275)   (2,078)
  Purchases of investments, net.................   (29,559)      --        --
                                                  --------  --------  --------
  Net cash used in investing activities.........   (41,780)  (12,173)  (15,678)
                                                  ========  ========  ========
Cash flows from financing activities:
Proceeds from issuance of Logility, Inc. Subsid-
 iary common stock..............................    33,152
Repurchases of common stock.....................      (787)      --       (160)
  Repurchases of common stock by subsidiary.....    (1,882)      --        --
  Proceeds from Dividend Reinvestment Plan......       --          6         4
  Proceeds from exercise of stock options.......     1,198       541        99
                                                  --------  --------  --------
  Net cash provided by (used in) financing ac-
   tivities.....................................    31,681       547       (57)
                                                  --------  --------  --------
Net change in cash and cash equivalents.........    (1,281)    1,495       719
Cash and cash equivalents at beginning of year..     3,442     1,947     1,228
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $  2,161     3,442     1,947
                                                  ========  ========  ========
Supplemental disclosure of cash paid (received)
 during the year for income taxes...............  $    161       238    (4,369)
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        APRIL 30, 1998, 1997, AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Basis of Presentation

  The consolidated financial statements include the accounts of American Software, Inc. its wholly owned subsidiaries and its majority-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

  Revenue related to professional services, including network management and education, is recognized as the related services are performed.

  Maintenance revenue is recognized ratably over the term of the maintenance agreements. Deferred revenue represents advance payments to the Company by customers for services and products.

 (c) Cash and Cash Equivalents

  The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

 (d) Investments

  Investments at April 30, 1998 and April 30, 1997, consist of money market funds, debt securities, and marketable equity securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Pursuant to the provisions of SFAS 115, the Company has classified its investment portfolio as "trading" and "held-to-maturity" in 1998 and "trading" in 1997. "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings. "Held-to-maturity" investments are recorded at amortized cost. No adjustment is made for unrealized gains and losses on held-to-maturity investments.

 (e) Property and Equipment

  Property and equipment are recorded at cost. Depreciation of buildings, computer equipment, and office furniture and equipment is calculated using the straight-line method based upon estimated useful lives of 30

                            AMERICAN SOFTWARE, INC.

years, three to five years, and five years, respectively. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

 (f) Capitalized Computer Software Development Costs

  The Company capitalizes computer software development costs by project, commencing when technological feasibility for the respective product is established and concluding when the product is ready for general release to customers. The Company makes an ongoing assessment of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value (NRV) of the product. If the NRV is less than the amount capitalized, a write-down to NRV is recorded. The Company capitalized computer software development costs totaling approximately $8.8 million, $9.9 million, and $12.8 million in 1998, 1997, and 1996, respectively. The Company expensed approximately $3.6 million in 1996 as these amounts were deemed unrealizable based on future revenue projections. Capitalized computer software development costs are being amortized using the straight-line method over an estimated useful life of three years. Amortization expense was approximately $6.7 million, $4.7 million, and $7.1 million in 1998, 1997, and 1996, respectively.

  The total of research and development costs and additions to capitalized computer software development costs were approximately $20.9 million, $17.2 million, and $17.5 million in years 1998, 1997, and 1996, respectively. The Company incurred research and development costs totaling approximately $12.1 million, $7.3 million, and $4.7 million, which were expensed in 1998, 1997, and 1996, respectively.

 (g) Purchased Computer Software Costs

  Purchased computer software costs represent the cost of acquiring computer software. Amortization of purchased computer software costs is calculated using the straight-line method over a period of three to five years. Amortization expense was approximately $560,000, $734,000, and $2.4 million in 1998, 1997, and 1996, respectively. The Company expensed $2.6 million in 1996 as this amount was deemed unrealizable based on future revenue projections.

 (h) Income Taxes

  The Company accounts for income taxes using the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (i) Net Earnings (Loss) Per Common Share

  On January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings (loss) per common share available to common shareholders are based on the weighted-average number of Class A and B common shares outstanding, since the Company considers the two classes of common stock as one class for the purposes of the per share computation. Diluted earnings (loss) per common share available to common shareholders are based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive

                            AMERICAN SOFTWARE, INC.

stock options. All prior period net earnings (loss) data presented in these consolidated financial statements have been restated to conform to the provisions of SFAS 128.

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

 (k) Impairment of Long-Lived Assets

  On April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those related to discontinued operations, be reported at the lower of carrying amount or fair value less cost to sell. The Company's adoption of SFAS No. 121 did not have an impact on its consolidated financial statements.

 (l) Stock Compensation Plans

  Prior to May 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On May 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.

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

 (m) Sales of Subsidiary Stock

  The Company has elected to record gains and losses from sales of subsidiary stock as a component of equity.

 (n) Reclassifications

  Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the presentation adopted in 1998.

                            AMERICAN SOFTWARE, INC.

(2) INVESTMENTS

  Investments consist of the following:

                                                                    APRIL 30,
                                                                  --------------
   TRADING                                                         1998    1997
   -------                                                        ------- ------
                                                                  (IN THOUSANDS)
   Money market funds............................................ $12,305  4,137
   Debt securities:
     U.S. Treasury securities....................................     500  1,096
     Tax-exempt state and municipal bonds........................   8,027  9,982
                                                                  ------- ------
       Total debt securities.....................................   8,527 11,078
                                                                  ------- ------
   Equity securities.............................................   7,671  5,749
                                                                  ------- ------
                                                                  $28,503 20,964
                                                                  ======= ======

                                                   APRIL 30, 1998
                                      -----------------------------------------
   HELD-TO-MATURITY                   CARRYING VALUE FAIR VALUE UNREALIZED GAIN
   ----------------                   -------------- ---------- ---------------
                                                   (IN THOUSANDS)
   Certificate of deposit............    $   500          500         --
   Asset-backed note.................      1,500        1,500         --
   Commercial paper..................     11,182       11,229          47
   Corporate bonds...................     16,377       16,520         143
                                         -------       ------         ---
                                         $29,559       29,749         190
                                         =======       ======         ===

  The total carrying value of all investments on a consolidated basis was $58,602 and $20,964 at April 30, 1998 and 1997, respectively.

  In 1998 and 1997, the Company's investment portfolio of trading securities experienced net unrealized holding gains of approximately $2,244,000 and $635,000 respectively, which have been included in other income, net in the 1998 and 1997 consolidated statements of operations.

  At April 30, 1998, 98% of the tax-exempt state and municipal bonds related to state and municipal governments and authorities in Georgia.

                            AMERICAN SOFTWARE, INC.

(3) INCOME TAXES

  Income tax expense (benefit) consists of the following:

                                                          YEARS ENDED APRIL 30,
                                                          ---------------------
                                                           1998   1997   1996
                                                          ------ ------ -------
                                                             (IN THOUSANDS)
   Current:
     Federal............................................. $  150 $  --  $(5,429)
     State...............................................    200    --     (768)
                                                          ------ ------ -------
                                                             350    --   (6,197)
                                                          ------ ------ -------
   Deferred:
     Federal.............................................  3,838    949   2,993
     State...............................................    460    144     193
                                                          ------ ------ -------
                                                           4,298  1,093   3,186
                                                          ------ ------ -------
                                                          $4,648 $1,093 $(3,011)
                                                          ====== ====== =======

  The Company's effective income tax rate of 37%, 32%, and 24% for the years ended April 30, 1998, 1997, and 1996, respectively, differs from the "expected" income tax expense (benefit) for those years calculated by applying the Federal statutory rate of 34% to earnings (loss) before income taxes as follows:

                                                        YEARS ENDED APRIL 30,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------  ------  -------
                                                           (IN THOUSANDS)
   Computed "expected" income tax expense (benefit)...  $4,231  $1,164  $(4,338)
   Increase (decrease) in income taxes resulting from:
     State income taxes, net of Federal income tax ef-
      fect............................................     504      96     (380)
     Foreign taxes paid...............................     --      182       51
     Foreign tax credits..............................     --     (182)     --
     Tax-exempt interest income.......................    (250)   (280)    (203)
     Change in the beginning-of-the year balance of
      the valuation allowance for deferred tax assets
      allocated to income tax benefit.................     --      --     1,980
     Gain on investments not recognized for tax pur-
      poses...........................................     163     113     (121)
                                                        ------  ------  -------
                                                        $4,648  $1,093  $(3,011)
                                                        ======  ======  =======

  The significant components of deferred income tax expense attributable to earnings (loss) before income taxes for the years ended April 30, 1998, 1997, and 1996 are as follows:

                                                        YEARS ENDED APRIL 30,
                                                       -----------------------
                                                        1998    1997    1996
                                                       ------- ------- -------
                                                           (IN THOUSANDS)
   Deferred tax expense............................... $ 4,298 $ 1,093 $ 1,206
   Increase in beginning-of-the year balance of the
    Valuation allowance for deferred tax assets.......     --      --    1,980
                                                       ------- ------- -------
                                                       $ 4,298 $ 1,093 $ 3,186
                                                       ======= ======= =======

                            AMERICAN SOFTWARE, INC.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1998 and 1997, are presented as follows:

                                                                APRIL 30,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                                                             (IN THOUSANDS)
   Deferred tax assets:
     Expenses, due to accrual for financial reporting pur-
      poses...............................................  $  1,776  $  1,719
     Accounts receivable, due to allowance for doubtful
      accounts............................................       463       448
     Compensation expense related to grants of nonquali-
      fied Stock options..................................       189       189
     Net operating loss carryforwards.....................     5,296     8,083
     Foreign tax credit carryforwards.....................     1,791     1,791
     Other................................................       328       236
                                                            --------  --------
       Total gross deferred tax assets....................     9,843    12,466
     Less valuation allowance.............................    (1,980)   (1,980)
                                                            --------  --------
       Net deferred tax assets............................     7,863    10,486
                                                            --------  --------
   Deferred tax liabilities:
     Capitalized computer software development costs......   (11,505)  (10,699)
     Property and equipment, primarily due to differences
      In depreciation.....................................      (379)     (349)
     Gain on investments not recognized for tax purposes..    (1,416)     (577)
                                                            --------  --------
       Total gross deferred tax liabilities...............   (13,300)  (11,625)
                                                            --------  --------
       Net deferred tax liability.........................  $ (5,437) $ (1,139)
                                                            ========  ========

  Refundable income taxes arose primarily from the 1995 taxable losses that were carried back to earlier profitable years to recover income taxes previously paid.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at April 30, 1998 and 1997.

  At April 30, 1998, the Company has net operating loss carry forwards for federal income tax purposes of approximately $14.0 million which are available to offset future federal taxable income, if any, through 2012. In addition, the Company has foreign tax credit carry forwards for federal income tax purposes of approximately $1.8 million which are available to offset future federal income taxes pursuant to the income tax laws. Such credits expire in varying amounts through 2002.

(4) ACQUISITIONS

  In January 1996, the Company acquired a 60% interest in Intellimedia Commerce, Inc., a company which builds and maintains systems for commerce on the Internet, for $850,000. In April 1998, the Company acquired an additional 3% interest in Intellimedia for $115,000. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. The related minority interest is not significant. The goodwill and capitalized computer software development costs are each being amortized over five-year periods.

                            AMERICAN SOFTWARE, INC.

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

(5) SHAREHOLDERS' EQUITY

 Certain Class A and Class B Common Stock Rights

  Except for the election or removal of Directors and class votes as required by law or the Articles of Incorporation, holders of both classes of common stock vote as a single class on all matters with each share of Class A common stock entitled to cast one-tenth vote per share and each share of Class B common stock entitled to cast one vote per share. Neither has cumulative voting rights. Holders of Class A common stock, as a class, are entitled to elect 25% of the Board of Directors (rounded up to the nearest whole number of Directors) if the number of outstanding shares of Class A common stock is at least 10% of the number of outstanding shares of both classes of common stock. No cash or property dividend may be paid to holders of shares of Class B common stock during any fiscal year of the Company unless a dividend of $.05 per share has been paid in such year on each outstanding share of Class A common stock. This $.05 per share annual dividend preference is noncumulative. Dividends per share of Class B common stock during any fiscal year may not exceed dividends paid per share of Class A common stock during each year. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the shareholder. Class A and B shares are considered as one class for purpose of the earnings (loss) per share computation.

 Stock Option Plans

  In fiscal 1992, the Company discontinued issuing options under its Incentive Stock Option Plan and its Nonqualified Stock Option Plan. There were 48,363 options outstanding under these plans at April 30, 1998. These plans were replaced with the 1991 Employee Stock Option Plan ("1991 Plan") and the Director and Officer Stock Option Plan ("D and O Plan"). Under the 1991 Plan, the Board of Directors is authorized to grant key employees options to purchase up to 2.7 million shares of Class A common stock, plus any shares granted under the terminated plans that terminate or expire without being wholly exercised.

  These options vest in four equal annual installments commencing one year from the effective date of grant. All options must be exercised within ten years of the effective date of grant, but will expire sooner if the optionee's employment terminates. Under the D and O Plan, the Board of Directors is authorized to grant directors and officers options to purchase up to 1.0 million shares of Class A common stock. These options typically are exercisable based upon the terms of such options up to 10 years after the date of grant, but will expire sooner if the optionee's employment terminates. Additionally, both the 1991 Plan and D and O Plan can issue either incentive stock options or nonqualified stock options. Both the 1991 Plan and D and O Plan will terminate on May 13, 2001.

  Incentive and nonqualified options exercisable at April 30, 1998 are 1,109,153 and 238,541 shares, respectively. Options available for grant at April 30, 1998, for the 1991 Plan and D and O Plan, are 71,433 and 476,313 shares, respectively.

  Effective August 7, 1997, Logility Inc., a subsidiary of the Company, adopted the Logility, Inc. 1997 Stock Plan ("Subsidiary Stock Plan"). The Subsidiary Stock Plan provides for grants of incentive stock options and

                            AMERICAN SOFTWARE, INC.

nonqualified stock options to certain key employees and directors of Logility, Inc. The Subsidiary Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 295,000 shares of common stock and a maximum of 300,000 units of Stock. Appreciation Rights ("SARs"), as defined, may be granted under the Subsidiary Stock Plan. The options and SARs generally vest over a four-year period. The terms of the options generally are for ten years, and the terms of the SARs generally are for five years.

  The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below: (including amount for Subsidiary Stock Plan)

                                                         YEARS ENDED APRIL 30,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ---------------
                                                            (IN THOUSANDS,
                                                        EXCEPT PER SHARE DATA)
   Net earnings (loss):
     As reported....................................... $ 7,795  2,332   (9,749)
     Pro forma.........................................   4,721  1,040  (10,458)
   Diluted earnings (loss) per share:
     As reported.......................................     .32    .10     (.44)
     Pro forma.........................................     .19    .04     (.47)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       1998     1997     1996
                                                      -------  -------  -------
   Dividend yield....................................       0%       0%       0%
   Expected volatility...............................    62.1%   211.9%   211.9%
   Risk-free interest rate...........................     5.6%     6.1%     6.1%
   Expected life..................................... 8 years  8 years  8 years

  Pro forma net earnings (loss) reflects only options granted in 1998, 1997, and 1996. Therefore, the full effect of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings
(loss) and related per share amounts presented above because compensation cost is reflected over the vesting period of the options and compensation cost for options granted prior to May 1, 1995 is not considered.

  A summary of the status of the Company's stock option plans as of April 30, 1998, 1997, and 1996, and changes during the years ended on those dates is presented below:

                                    1998                      1997                      1996
                          ------------------------- ------------------------- -------------------------
                                        WEIGHTED-                 WEIGHTED-                 WEIGHTED-
FIXED OPTIONS               SHARES    AVERAGE PRICE   SHARES    AVERAGE PRICE   SHARES    AVERAGE PRICE
-------------             ----------  ------------- ----------  ------------- ----------  -------------
Outstanding at beginning
 of year................   2,990,234      $3.75      2,611,818      $3.27      2,213,050     $ 2.95
Granted.................   1,079,325       7.34        856,960       5.12        776,330       4.14
Exercised...............    (379,830)      4.91       (182,243)      6.12        (35,612)      4.98
Forfeited/canceled......    (406,525)      3.18       (296,301)      3.62       (341,950)      3.06
                          ----------                ----------                ----------
Outstanding at April 30,
 1998...................   3,283,204       4.84      2,990,234       3.75      2,611,818       3.27
                          ==========                ==========                ==========
Options exercisable at
 year-end...............   1,347,694                 1,001,956                   583,902
Weighted-average fair
 value of Options
 granted during the
 year...................  $     5.56                $     5.09                $     4.23

                            AMERICAN SOFTWARE, INC.

  A summary of the status of the Subsidiary's Stock Plan as of April 30, 1998, and changes during the year then ended is presented below:

                                                                1998
                                                       -----------------------
                                                                   WEIGHTED-
   FIXED OPTIONS                                        SHARES   AVERAGE PRICE
   -------------                                       --------  -------------
   Outstanding at April 30, 1997......................      --      $  --
   Granted............................................  267,890      12.97
                                                       --------     ------
   Exercised..........................................      --         --
   Forfeited/canceled.................................   (5,820)     13.67
                                                       --------     ------
   Outstanding at April 30, 1998......................  262,070      12.96
                                                       --------     ------
   Options exercisable at April 30, 1998..............   16,000      13.22
                                                       --------     ------
   Weighted-average fair value of Options granted
    during the year...................................              $10.74
                                                                    ------

  The following table summarizes information about fixed stock options outstanding at April 30, 1998:

                       OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
   ------------------------------------------------------------------------------------------
                                          WEIGHTED-     WEIGHTED-                   WEIGHTED-
                          NUMBER           AVERAGE       AVERAGE       NUMBER        AVERAGE
      RANGE OF          OUTSTANDING       REMAINING     EXERCISE     EXERCISABLE    EXERCISE
   EXERCISE PRICES   AT APRIL 30, 1998 CONTRACTUAL LIFE   PRICE   AT APRIL 30, 1998   PRICE
   ---------------   ----------------- ---------------- --------- ----------------- ---------
   $ 2.22-
    6.00                 2,186,529           6.8         $ 3.53       1,254,707      $ 3.31
     6.01-
    10.00                1,059,575           9.2           7.29          55,887        7.39
    10.01-
    16.88                   37,100           5.1          11.92          37,100       11.92
                         ---------                       ------       ---------      ------
                         3,283,204           7.6         $ 4.84       1,347,694      $ 3.72
                         =========                       ======       =========      ======

  The following table summarizes information about fixed stock options outstanding at April 30, 1998 under the Subsidiary Stock Plan:

                       OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
   ------------------------------------------------------------------------------------------
                                          WEIGHTED-     WEIGHTED-                   WEIGHTED-
                          NUMBER           AVERAGE       AVERAGE       NUMBER        AVERAGE
      RANGE OF          OUTSTANDING       REMAINING     EXERCISE     EXERCISABLE    EXERCISE
   EXERCISE PRICES   AT APRIL 30, 1998 CONTRACTUAL LIFE   PRICE   AT APRIL 30, 1998   PRICE
   ---------------   ----------------- ---------------- --------- ----------------- ---------
   $ 8.00-
    12.00                 107,985            9.1         $10.73         8,000        $11.31
    12.01-
    19.01                 154,085            9.1          14.52         8,000         15.31
                          -------                                      ------        ------
                          262,070            9.1         $12.96        16,000        $13.22
                          =======            ===         ======        ======        ======

 Dividend reinvestment and Stock Purchase Plan

  In 1995, the Company adopted a Dividend Reinvestment and Stock Purchase Plan retroactive to February 25, 1994. Under the Plan, 500,000 shares of the Company's Class A common stock were reserved for the use of the Dividend Reinvestment Plan. The shares are to be utilized from treasury stock to the extent available, with any additional shares to be utilized from authorized but unissued shares of Class A common stock. In 1998 and 1997, 724 and 868 shares, respectively, were issued pursuant to this plan.

                            AMERICAN SOFTWARE, INC.

(6) INTERNATIONAL REVENUES

  International revenues approximated $10.1 million or 9%, $8.3 million or 10%, and $10.6 million or 14% of consolidated revenues for the years ended April 30, 1998, 1997, and 1996, respectively, and were primarily from customers in Canada, Europe, Australia, and Asia.

(7) COMMITMENTS

 Leases

  The Company leases an office facility from a partnership controlled by the two Class B shareholders, under an operating lease that by its term expired December 31, 1996. An extention of that lease, on a month-to-month basis, has been approved by the Board of Directors for the balance of the calendar year 1998 and for the subsequent years, pending negotiation of a new long-term lease. Amounts expensed under this lease for the years ended April 30, 1998, 1997, and 1996 approximated $300,000, $274,000, and $301,000, respectively.

  The Company leases other office facilities, certain office equipment, and computer equipment under various operating leases expiring through 2002. Rental expense for these operating leases approximated $4.8 million, $3.6 million, and $5.5 million for the years ended April 30, 1998, 1997, and 1996, respectively.

  Approximate aggregate minimum annual rentals under all long-term, noncancellable, operating leases are as follows:

   YEARS ENDING APRIL 30,                                         (IN THOUSANDS)
   ----------------------                                         --------------
     1999........................................................     $3,705
     2000........................................................      1,335
     2001........................................................        227
                                                                      ------
                                                                      $5,267
                                                                      ======

 401(k) Profit Sharing Plan

  The Company has a profit sharing plan covering all employees with at least 12 months of service. The Company's contribution to the plan is determined by the Board of Directors, and is limited to a maximum of fifteen percent (15%) of the compensation (as defined) of the participating employees during the Company's fiscal year, and is payable only out of the annual net earnings or accumulated earnings of the Company. Participants in the plan are entitled, but not required, to contribute a maximum of 15% of their annual compensation to the plan. The Company did not make contributions for 1998, 1997, or 1996.

(8) CONTINGENCIES

  The Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the financial position or results of operations of the Company.

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments, excluding investments, consisted of cash; trade accounts receivable and unbilled accounts receivable; refundable income taxes; accounts payable; accrued compensation and related costs; accrued royalties; other current liabilities; and deferred revenue. These aforementioned financial instruments carrying amounts approximate fair value because of the short maturity of those instruments. For the Company's investments classified as "trading," the carrying value represents fair value. See note 2 for the fair value of the Company's investments classified as "held-to-maturity."

                            AMERICAN SOFTWARE, INC.

(10) SALE OF COMMON STOCK OF SUBSIDIARY

  In October 1997, Logility, Inc., a wholly owned subsidiary of the Company, sold 2,200,000 shares of its unissued common stock in an initial public offering. Proceeds from the offering were $31.9 million, less underwriters' commissions, and other expenses of approximately $3.1 million. In November 1997, Logility, Inc. sold 330,000 shares of common stock as part of the underwriters' overallotment from the initial public offering for $4.8 million less issuance costs of approximately $400,000. As a result of the offering, the Company's ownership percentage of Logility, Inc. was reduced to 82%.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
American Software, Inc.:

  We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1998, in conformity with generally accepted accounting principles.

                                          /s/ KPMG Peat Marwick LLP

Atlanta, Georgia
June 19, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are:

NAME                     AGE                              POSITION
----                     ---                              --------
James C. Edenfield......  63 President, Chief Executive Officer, Treasurer and Director;
                             Director of Logility, Inc.
Thomas L. Newberry......  65 Chairman of the Board of Directors
David H. Gambrell.......  68 Director
Thomas R. Williams......  69 Director
J. Michael Edenfield....  40 Executive Vice President, President and Director of Logility, Inc.
Paul Di Bono, Jr. ......  59 Senior Vice President, General Manager--Intelliprise Division
Vincent C. Klinges......  35 Vice President--Finance
James R. McGuone........  51 Secretary

  All directors hold office until the next annual meeting of the shareholders of the Company. Executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

  Mr. James C. Edenfield is a co-founder of the Company and has served as Chief Executive Officer since November, 1989, and as Co-Chief Executive Officer for more than five years prior to that time. He has been a Director since 1971. Prior to founding the Company, Mr. Edenfield held several executive positions and was a director of Management Science America, Inc., an applications software development and sales company. He holds a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology. Mr Edenfield also serves as director of Logility, Inc., a majority owned subsidiary of the Company.

  Dr. Newberry is a co-founder of the Company and has served as its Chairman of the Board since November 1989, and was Co-Chief Executive Officer prior to that for more than five years. He has been a Director since 1971. Prior to founding the Company, he held executive positions with several companies engaged in computer systems analysis and software development and sales including Management Science America, Inc., where he was also a director. Dr. Newberry holds Bachelor, Master of Science, and Ph.D. degrees in Industrial Engineering from the Georgia Institute of Technology.

  Mr. Gambrell has served as a Director of the Company since January, 1983. He has been a practicing attorney since 1952, and is a partner with the law firm of Gambrell & Stolz, L.L.P., counsel to the Company. He served as a member of the United States Senate from the State of Georgia in 1971 and 1972. Mr. Gambrell holds a Bachelor of Science degree from Davidson University and a J.D. degree from the Harvard Law School.

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

  Mr. J. Michael Edenfield has served as Executive Vice President since June, 1994. In January, 1997, Mr. Edenfield was elected to President of Logility, Inc, a majority owned subsidiary of the Company. Mr Edenfield also serves as director of Logility, Inc. From June 1994 to October 1997, he served as Chief Operating Officer of the Company. Prior to holding that position, he served as Senior Vice President of North American Sales and Marketing of American Software USA, Inc. from July, 1993 to June, 1994, as Senior Vice President of North American Sales from August, 1992 to July, 1993, as Group Vice President from May, 1991 to August, 1992 and as Regional Vice President from May, 1987 to May, 1991. Mr. Edenfield holds a Bachelor of Industrial Management degree from the Georgia Institute of Technology. Mr. Edenfield is the son of James C. Edenfield, Chief Executive Officer of the Company.

  Mr. Di Bono joined the Company in January 1982 and in July 1993 was elected Senior Vice President and General Manager for the Enterprise Division (formerly known as the Midrange Division). Prior to that time, he served as Vice President for Marketing since December, 1985. Mr. Di Bono holds a B.S. degree in industrial psychology/business administration from Iowa State University.

  Mr. Klinges joined the Company in February, 1998 as Vice President of Finance. From July 1995 to February 1998, Mr Klinges was employed by Indus International, Inc. (formerly known as TSW International, Inc.), as Controller. From November 1986 to July 1995, Mr. Klinges held various positions with Dun & Bradstreet, Inc. including as Controller of Sales Technologies, a software division of Dun & Bradstreet Inc. Mr. Klinges holds a Bachelor of Business Administration from St. Bonaventure University.

  Mr. McGuone was elected the Secretary of the Company in May, 1988. He has been a practicing attorney since 1972, and is a partner with the law firm of Gambrell & Stolz, L.L.P., counsel to the Company. Mr. McGuone holds a B.A. degree from Pennsylvania State University and a J.D. degree from Fordham University School of Law.

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

  Based upon review of filings made under Section 16(a) of the Exchange Act, not all of the reports required to be filed during fiscal 1998 were filed on a timely basis. The Company is aware of the following reports that were filed with the Commission by officers or directors of the Company after their respective due dates: Vincent Klinges (initial statement of beneficial ownership of securities, required to be filed following his election as Chief Accounting Officers and Acting Chief Financial Officer of the Company), and Thomas L. Newberry (three reports: two reporting gifts of stock and one annual statement of beneficial ownership). To the knowledge of the Company, all such reports have been filed at this time. Based upon its review of copies of filing received by it, the Company believes that since May 1, 1997 all other
Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

  This information is set forth under the caption "Certain Information Regarding Executive Officers and Directors" in the Company's 1998 Proxy Statement (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is set forth under the caption "Voting Securities--Security Ownership" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH LOGILITY, INC. AND CERTAIN TRANSACTIONS

  On October 10, 1997, the Company completed an initial public offering of 2,200,000 shares of common stock in its subsidiary, Logility, Inc. ("Logility"). Prior to that time, Logility was a wholly owned subsidiary of the Company, operating as the supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, the Company and Logility entered into a number of agreements for the purpose of defining certain relationships between the parties (the "Intercompany Agreements"). The more significant of the Intercompany Agreements are summarized below. As a result of the Company's ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation.

SERVICES AGREEMENT

  The Company and Logility have entered into a Services Agreement (the "Services Agreement") with respect to certain services to be provided by the Company (or subsidiaries of the Company) to Logility. The Services Agreement provides that such services are provided in exchange for fees which management of the Company believes would not exceed fees that would be paid if such services were provided by independent third parties. The services initially provided by the Company to Logility under the Services Agreement include, among other things, certain accounting, audit, cash management, corporate development, employee benefit plan administration, human resources and compensation, general and administration services, and risk management and tax services. In addition to these services, the Company has agreed to allow eligible employees of Logility to participate in certain of the Company's employee benefit plans. Logility has agreed to reimburse the Company for costs (including any contributions and premium costs and including third-party expenses and allocations of certain personnel expenses), generally in accordance with past practice, relating to the participation by Logility's employees in any of the Company's benefit plans.

  The Services Agreement has an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either the Company or Logility elects not to renew its term by giving proper notice. Logility will indemnify the Company against any damages that the Company may incur in connection with its performance of services under the Services Agreement (other than those arising from the Company's gross negligence or willful misconduct), and the Company will indemnify Logility against any damages arising out of the Company's gross negligence or willful misconduct in connection with its rendering of services under the Services Agreement.

FACILITIES AGREEMENT

  The Company and Logility have entered into a Facilities Agreement (the "Facilities Agreement"), which provides that Logility may occupy space located in certain facilities owned or leased by the Company (or subsidiaries of the Company).

  The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either the Company or Logility elects not to renew its term. The Facilities Agreement may be terminated by Logility for any reason with respect to any particular facility upon thirty days' written notice. Logility's lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between the Company and a landlord with respect to any facility leased by the Company and by the disposition by the Company of any facility owned by the Company.

TAX SHARING AGREEMENT

  Logility is included in the Company's federal consolidated income tax group, and Logility's federal income tax liability will be included in the consolidated federal income tax liability of the Company and its subsidiaries.

Logility and the Company have entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") pursuant to which the Company and Logility will make payments between them such that the amount of taxes to be paid by Logility, subject to certain adjustments, will be determined as though Logility were to file separate federal, state, and local income tax returns, rather than as a consolidated subsidiary of the Company. Pursuant to the Tax Sharing Agreement, under certain circumstances, Logility will be reimbursed for tax attributes that it generates after deconsolidation of Logility from the consolidated tax group of the Company, such as net operating losses and loss carryforwards. Such reimbursement, if any, will be made for utilization of Logility's losses only after such losses are utilized by the Company. For that purpose, all losses of the Company and its consolidated income tax group will be deemed utilized in the order in which they are recognized. Logility will pay the Company a fee intended to reimburse American Software for all direct and indirect costs and expenses incurred with respect to the Company's share of the overall costs and expense incurred by the Company with respect to tax related services.

TECHNOLOGY LICENSE AGREEMENT

  The Company and Logility have entered into a Technology License Agreement (the "Technology License Agreement") pursuant to which Logility has granted the Company a non-exclusive, worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Value Chain Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Value Chain Solutions products from the Company. Pursuant to the Technology License Agreement, the Company and Logility are required to disclose to one another any and all enhancements and improvements which they may make or acquire in relation to a Logility Value Chain Solutions product, subject to confidentiality requirements imposed by third parties. The term of the Technology License Agreement is indefinite, although Logility may terminate the Technology License Agreement for cause, and the Company may terminate the Technology License Agreement at any time upon sixty (60) days' prior written notice to Logility. Upon termination of the Technology License Agreement, all rights to Logility Value Chain Solutions products licensed by Logility to the Company revert to Logility, while all rights to enhancements and improvements made by the Company to Logility Value Chain Solutions products revert to the Company.

MARKETING LICENSE AGREEMENT

  American Software USA, Inc. ("USA"), a wholly-owned subsidiary of the Company and Logility, have entered into a Marketing License Agreement (the "Marketing License Agreement") pursuant to which USA has agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Value Chain Solutions product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% (or 50% for affiliates of USA located in the United Kingdom and France if they carry out installation and provide first-line support services) of the net license revenue collected by Logility under license agreements for the Logility Value Chain Solutions product line with certain end-users who are also licensees of software products of the Company which are secured and forwarded to Logility by USA and accepted by Logility. The Marketing License Agreement has a five-year term, although Logility may terminate the Marketing License Agreement for cause, and either party may terminate the Marketing License Agreement at any time upon twelve (12) months' prior written notice to the other party.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)Documents filed as part of this report.

  1. Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

  2.Financial statement schedule included in Part IV of this Form:

                                                                          PAGE
                                                                          ----
     Report of Independent Auditors......................................  45
     Schedule II--Consolidated Valuation Accounts--for the three years ended April 30, 1998...............................................  46

  All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

  3.EXHIBITS

  The following exhibits are filed herewith or incorporated herein by reference:

  3.1 The Company's Amended and Restated Articles of Incorporation, and amendments thereto, included as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended October 31, 1990, and incorporated herein by this reference.
  3.2 The Company's Amended and Restated By-Laws dated November 13, 1989, included as Exhibit 3.1 to the Form 10-Q for the quarter ended January
      31, 1990, and incorporated herein by this reference.
 10.1 Amended and Restated 1991 Employee Stock Option Plan dated August 26,
      1997 included as Exhibit 10.1 to the Form 10-Q for the quarter ended July
      31, 1997, and incorporated herein by this reference.
 10.2 Amended and Restated Directors and Officers Stock Option Plan effective
      October 1, 1997, included as Exhibit 10.1 to the Form 10-Q for the quarter ended October 31, 1997, and incorporated herein by this reference.
 10.3 Stock Option Agreement between the Company and James C. Edenfield dated
      May 15, 1990, included as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended April 30, 1990 and incorporated herein by this reference.
 10.4 Stock Option Agreement between the Company and James C. Edenfield dated
      January 30, 1995, included as Exhibit 10.4 to the Form 10-K for the fiscal year ended April 30, 1995, and incorporated herein by this reference.
 10.5 Stock Option Agreement between the Company and James C. Edenfield dated
      May 1, 1997.
 10.6 American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement included as Exhibits 4.1 and 4.2, respectively, to the Registrant's
      Registration Statement No. 33-55214 on Form S-8 and incorporated herein by this reference.
 10.7 Lease Agreement dated December 15, 1981, between Company and Newfield
      Associates, included as Exhibit 10.6 to the Company's Registration
      Statement Number 2-81444 on Form S-1 (the "1983 Registration Statement") and incorporated herein by this reference.

 10.8 Amendment dated January 14, 1983, to Lease Agreement between the Company and Newfield Associates, included as Exhibit 10.7 to the 1983
       Registration Statement and incorporated herein by this reference.
 10.9  Subsidiary Formation Agreement entered into among the Company, Logility,
       Inc., and certain subsidiaries of the Company, as amended, dated January
       23, 1997.
 10.10 Services Agreement between the Company and Logility, Inc., dated August
       1, 1997.
 10.11 Facilities Agreement between the Company and Logility, Inc., dated
       August 1, 1997.
 10.12 Tax Sharing Agreement between the Company and Logility, Inc., dated
       January 23, 1997.
 10.13 Stock Option Agreement between the Company and Logility, Inc., dated
       August 1, 1997.
 10.14 Technology License Agreement between the Company and Logility, Inc., as amended, dated August 1, 1997.
 10.15 Marketing License Agreement between USA and Logility, Inc., as amended, dated August 1, 1997.
 11.1  Statement re: Computation of Per Share Earnings (Loss).
 21.1  List of Subsidiaries.
 23.1  Independent Auditors' Consent.
 27.1  Financial Data Schedule.

  (b)Reports on Form 8-K

  The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
American Software, Inc.:

  Under date of June 19, 1998, we reported on the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1998, which are included in the April 30, 1998, annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                /s/ KPMG Peat Marwick LLP

Atlanta, Georgia
June 19, 1998

                                                                     SCHEDULE II

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED VALUATION ACCOUNTS

                   YEARS ENDED APRIL 30, 1998, 1997, AND 1996

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                            ADDITIONS
                                BALANCE AT   CHARGED                   BALANCE
                                BEGINNING  TO COSTS AND                 AT END
YEAR ENDED                       OF YEAR     EXPENSES   DEDUCTIONS(1)  OF YEAR
----------                      ---------- ------------ ------------- ----------
April 30, 1996................. $1,906,284  $2,371,306   $3,077,590   $1,200,000
April 30, 1997.................  1,200,000     720,935      739,164    1,181,771
April 30, 1998.................  1,181,771     176,000      135,771    1,222,000

--------
(1) Write-offs of accounts receivable.

DEFERRED INCOME TAX VALUATION ALLOWANCE

                                                ADDITIONS
                                    BALANCE AT   CHARGED                BALANCE
                                    BEGINNING  TO COSTS AND             AT END
YEAR ENDED                           OF YEAR     EXPENSES   DEDUCTIONS  OF YEAR
----------                          ---------- ------------ ---------- ---------
April 30, 1996.....................       --    1,980,209      --      1,980,209
April 30, 1997..................... 1,980,209         --       --      1,980,209
April 30, 1998..................... 1,980,209         --       --      1,980,209