Form 10-K405/A
period 1998-04-30
AMERICAN SOFTWARE INC
filed 1998-07-30
CIK 713425

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-K/A

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

                                          AMERICAN SOFTWARE, INC.

                                                /s/ James C. Edenfield
                                          By___________________________________
                                                   JAMES C. EDENFIELD
                                               President, Chief Executive
                                             Officer, Treasurer and Director

Date: July 29, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                        TITLE                 DATE

      /s/ James C. Edenfield           President, Chief         July 28, 1998
-------------------------------------   Executive Officer,
         JAMES C. EDENFIELD             Treasurer and
                                        Director

      /s/ Thomas L. Newberry           Chairman of the          July 28, 1998
-------------------------------------   Board of Directors
         THOMAS L. NEWBERRY

       /s/ David H. Gambrell           Director                 July 28, 1998
-------------------------------------
          DAVID H. GAMBRELL

      /s/ Thomas R. Williams           Director                 July 28, 1998
-------------------------------------
         THOMAS R. WILLIAMS

      /s/ Vincent C. Klinges           Principal Accounting     July 28, 1998
-------------------------------------   Officer and Acting
         VINCENT C. KLINGES             Principal Financial
                                        Officer