Form 10-Q
period 1998-07-31
AMERICAN SOFTWARE INC
filed 1998-09-14
CIK 713425

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549


                                   FORM 10-Q

(Mark One)


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  July 31, 1998
                                                 -------------
                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from                    to
                                     ------------------    ---------------

                       Commission File Number:  0-12456
                                                -------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                         ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Classes                       Outstanding at September 4, 1998
------------------------------------        --------------------------------
Class A Common Stock, $.10 par value               17,906,984  Shares

Class B Common Stock, $.10 par value                4,797,289  Shares

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                   Form 10-Q

                          Quarter ended July 31,1998


                                     Index
                                     -----
                                                                         Page
                                                                         No.
                                                                         ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     - Unaudited - July 31, 1998 and April 30, 1998                       3-4

     Condensed Consolidated Statements of Operations
     - Unaudited - Three Months ended July 31, 1998 and July 31, 1997       5

     Condensed Consolidated Statements of Cash Flows
     - Unaudited - Three Months ended July 31, 1998 and July 31, 1997       6

     Notes to Condensed Consolidated Financial Statements - Unaudited       7

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                            9-15


PART II - OTHER INFORMATION                                                15

                         PART I  FINANCIAL INFORMATION
                         ------

ITEM 1.  FINANCIAL STATEMENTS

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                       (in thousands except share data)
                                  (Unaudited)

                                                   July 31, 1998  April 30, 1998
                                                   -------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents                           $  3,631      $  2,161
  Investments                                           49,672        58,062
  Trade accounts receivable, less allowance for
     doubtful accounts of $1,212 at July 31, 1998
     and $1,222 at April 30, 1998
       Billed                                           20,878        20,309
       Unbilled                                          7,816         7,091
  Deferred income taxes                                  1,780           823
  Refundable income taxes                                1,117         1,117
  Prepaid expenses and other current assets              2,537         2,577
                                                      --------      --------
       Total current assets                             87,431        92,140
                                                      --------      --------

Property and equipment, net                             17,464        17,189
                                                      --------      --------

Capitalized computer software development costs, net    30,240        30,338
Purchased computer software costs, net                     783           888
                                                      --------      --------
       Total computer software costs                    31,023        31,226
                                                      --------      --------

Other assets, net                                        4,120         2,101
                                                      --------      --------

                                                      $140,038      $142,656
                                                      ========      ========

See accompanying notes to condensed consolidated financial statements.

                                                            (continued)

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

               Condensed Consolidated Balance Sheets, Continued
                       (in thousands except share data)
                                  (Unaudited)

                                                   July 31, 1998  April 30, 1998
                                                   -------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  4,035      $  2,972
  Accrued compensation and related costs                  3,812         3,798
  Accrued royalties                                         781           574
  Other current liabilities                               4,961         4,523
  Deferred revenue                                       19,721        17,283
                                                       --------      --------
          Total current liabilities                      33,310        29,150

Deferred income taxes                                     6,260         6,260
Long term debt                                              950
                                                       --------      --------
          Total liabilities                              40,520        35,410
                                                       --------      --------

Minority interest in subsidiaries                         5,597         6,709
                                                       --------      --------

Shareholders' equity:
  Common stock:
     Class A, $.10 par value.  Authorized 50,000,000
       shares; issued 19,414,844 shares at
       July 31, 1998 and 19,369,756 shares at
       April 30, 1998                                     1,942         1,937
     Class B, $.10 par value.  Authorized 10,000,000
       shares; issued and outstanding 4,797,289
       shares at July 31, 1998 and 4,798,289 shares
       at April 30,1998; convertible into Class A
       shares on a one-for-one basis                        480           480

  Additional paid-in capital                             57,042        57,656
  Retained earnings                                      47,819        53,225
                                                       --------      --------
                                                        107,283       113,298
  Less Class A treasury stock, 1,508,860 shares at
     July 31, 1998 and 1,428,427 shares
     at April 30, 1998, at cost                          13,362        12,761
                                                       --------      --------
          Total shareholders' equity                     93,921       100,537
                                                       --------      --------

                                                       $140,038      $142,656
                                                       ========      ========

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (in thousands except share and per share data)
                                  (Unaudited)

                                                    Three Months Ended
                                               --------------------------
                                                         July 31
                                               --------------------------
                                                   1998          1997
                                               ------------  ------------
Revenues:
    License fees                                 $ 5,158       $ 8,548
    Services                                      15,502        10,804
    Maintenance                                    6,707         5,764
                                                 -------       -------
     Total revenues                               27,367        25,116
                                                 -------       -------
Cost of revenues:
    License fees                                   3,216         2,033
    Services                                       9,691         8,085
    Maintenance                                    2,336         1,993
                                                 -------       -------
     Total cost of revenues                       15,243        12,111
                                                 -------       -------
Gross Margin                                      12,124        13,005
                                                 -------       -------
Research and development expenses                  6,112         5,290
    Less:  capitalizable software                 (2,299)       (2,078)
Sales and marketing expenses                       8,393         5,980
General and administrative expenses                4,425         2,751
Purchased research & development                   1,800            --
                                                 -------       -------
     Total operating expense                      18,431        11,943
                                                 -------       -------

     Operating earnings (loss)                    (6,307)        1,062

Other income, net                                    572           982
Minority interest in loss of subsidiary, net         529            --
                                                 -------       -------
     Earnings(loss) before income
         tax expense                              (5,206)        2,044

Income tax expense                                   200           695
                                                 -------       -------

     Net earnings (loss)                         $(5,406)      $ 1,349
                                                 =======       =======

Basic net earnings (loss)
  per common share                               $  (.24)      $   .06
                                                 =======       =======

Diluted net earnings (loss)
  per common share *                             $  (.24)      $   .06
                                                 =======       =======

Weighted average common
  shares outstanding:   Basic                     22,739        22,525
                                                 =======       =======
                        Diluted                   23,912        24,229
                                                 =======       =======

*Diluted weighted average common shares outstanding are not included in the quarter ended July 31, 1998 calculation due to the anti-dilution of the net loss.

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                       (in thousands except share data)
                                  (Unaudited)

                                                                  Three Months Ended
                                                                 --------------------
                                                                        July 31
                                                                 --------------------
                                                                   1998         1997
                                                                 -------      -------
Cash flows from operating activities:
  Net earnings (loss)                                            $(5,406)     $ 1,349
  Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                               3,190        2,383
       Loss on disposal of fixed assets                               --          208
       Minority interest in subsidiary earnings (loss)              (529)          --
       Net (gain) loss on investments                                 78       (1,180)
       Deferred income taxes                                        (957)          --
       Change in operating assets and liabilities:
          Net (increase) decrease in money market funds            4,185       (3,572)
          Purchases of trading securities                           (529)        (840)
          Proceeds from trading securities                           590           --
          Proceeds from sales and maturities of investments          348          738
          Accounts receivable                                     (1,076)        (859)
          Prepaid expenses and other assets                          361         (309)
          Accounts payable and other accrued liabilities           1,633          952
          Deferred revenue                                         1,783        1,621
          Acquired in Process research & development               1,800           --
          Currency translation adjustment                             23           --
                                                                 -------      -------
     Net cash provided by operating activities                     5,494          491
                                                                 -------      -------
Cash flows from investing activities:
  Additions to capitalized software development costs             (2,298)      (2,078)
  Additions to purchased computer software costs                     (36)        (100)
  Purchase of majority interest in subsidiaries                   (1,971)          --
  Minority investment in business                                   (763)          --
  Purchases of property and equipment                               (859)        (533)
  Sale of short term investments, net                              3,718
                                                                 -------      -------
     Net cash used in investing activities                        (2,209)      (2,711)
                                                                 -------      -------
Cash flows from financing activities:
  Repurchase of common stock                                        (601)          --
  Repurchase of  common stock by subsidiary                       (1,373)          --
  Proceeds from exercise of stock options                            159          391
  Proceeds from dividend reinvestment
     and stock purchase plan                                          --            2
                                                                 -------      -------

     Net cash provided by (used in) financing activities          (1,815)         393
                                                                 -------      -------
     Net increase (decrease) in cash                               1,470       (1,827)
Cash at beginning of period                                        2,161        3,442
                                                                 -------      -------
Cash at end of period                                            $ 3,631      $ 1,615
                                                                 =======      =======
Supplemental disclosure of cash paid during the
period for income taxes                                          $   324      $    50
                                                                 =======      =======

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                       (in thousands except share data)
                                  (Unaudited)


Supplement disclosures of non-cash investing and
  financing activities:
    Acquisition of business:
      Fair value of assets acquired                                           $ 2,472
      Acquired in-process research and development costs                        1,800
      Fair value of liabilities assumed                                        (1,693)
                                                                              -------
               Total cash paid for acquisition                                  2,579
    Cash acquired                                                                (703)
                                                                              -------
               Net cash paid for acquisitions                                 $ 1,876
                                                                              =======

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements - Unaudited
                                 July 31, 1998


A. BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in the 1998 Annual Report on Form 10-
   K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated.


B. NET EARNINGS  (LOSS) PER SHARE OF COMMON STOCK

   On January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options. All prior period net earnings (loss) data presented in these condensed consolidated financial statements have been restated to conform to the provisions of SFAS No. 128.


C. COMPLETION OF INITIAL PUBLIC OFFERING

   On October 10, 1997, Logility, Inc., a subsidiary of the Company, successfully completed its initial public offering of common stock. Logility, Inc. sold 2.2 million shares of Common Stock in the initial public offering for $31.9 million less issuance costs of $3.1 million.

   On November 6, 1997, Logility, Inc. sold 330,000 shares of Common Stock as part of the underwriters' over-allotment from the initial public offering for $4.8 million less issuance costs of approximately $400,000.


D. PURCHASE OF MAJORITY INTEREST IN NEW GENERATION COMPUTING

   On July 10, 1998, the Company purchased a majority interest in New Generation Computing, a leading software vendor which specializes in accounting and manufacturing control software for the sewn goods industry (apparel, handbags, shoes, hats, etc.) This investment was accounted for based on the purchase accounting method with the results of operations included from the date of acquisition. The acquisition resulted in purchased research and development of approximately $1.8 million, purchased computer software products of approximately $460,000, and goodwill of approximately $1.4 million.


E. CONTINGENCIES

   The Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the financial position or results of operations of the Company.

                            AMERICAN SOFTWARE, INC.
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


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

The Company's revenues are derived primarily from three sources: software licenses, services and maintenance. Software licenses generally are based upon the number of modules, servers, users and/or sites licensed. License fee revenues are recognized at the time of product delivery and fulfillment of acceptance terms, provided persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is deemed probable. Services revenues consist primarily of fees from software implementation, training, consulting and customization services and are recognized as the services are rendered. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. Maintenance revenues are recognized ratably over the term of the maintenance agreement.

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months ended July 31, 1998 and 1997:

                                                      Percentage of       Pct. Change
                                                      Total Revenues       in Dollars
                                                      --------------      ------------
                                                      1998      1997      1998 vs 1997
                                                      ----      ----      ------------
Revenues:
   License fees                                        19 %      34 %         (40) %
   Services                                            57        43            43
   Maintenance                                         25        23            16
                                                      ---       ---           ---
         Total revenues                               100       100             9
                                                      ---       ---           ---
Cost of revenues:
   License fees                                        12         8            58
   Services                                            35        32            20
   Maintenance                                          9         8            17
                                                      ---       ---           ---
         Total cost of revenues                        56        48            26
                                                      ---       ---           ---
Gross margin                                           44        52            (7)
                                                      ---       ---           ---
Operating expenses:
   Research and development expenses                   22        21            16
   Less:  Capitalizable software                       (8)       (8)           11
   Sales and marketing                                 31        24            40
   General and administrative expenses                 16        11            61
   Purchased research & development                     7         0            nm
                                                      ---       ---           ---
         Total operating expenses                      67        48            54
                                                      ---       ---           ---

         Operating earnings (loss)                    (23)        4            nm
   Other income, net                                    2         4           (42)
   Minority interest in loss of subsidiary, net         2         0            nm
                                                      ---       ---           ---
         Earnings (loss) before income tax expense    (19)        8            nm
   Income tax expense                                   1         3           (71)
                                                      ---       ---           ---
         Net earnings (loss)                          (20)        5            nm
                                                      ===       ===           ===

nm--not meaningful

THREE MONTHS ENDED JULY 31, 1998 AND 1997
-----------------------------------------

REVENUES

For the quarter ended July 31, 1998 revenues totaled $27.4 million, up 9% from $25.1 million in the corresponding quarter of fiscal 1998. This increase was due to an increase in implementation, training and support services, partially offset by a decrease in license fees from lower product sales. International revenues represented approximately 12% of total revenues in the quarter ended July 31, 1998 compared to approximately 8% a year ago.

LICENSES. Software license fee revenues were 40% lower than the first quarter of fiscal 1998. License fee revenues from the Company's subsidiary Logility Inc., constituted 49%, of the total license fee revenues for the three month period ended July 31, 1998 compared to the prior year comparable period, when they comprised 51% of those revenues. The Company believes the lower license fees were a result of lower than expected sales by the Company's direct sales force, coupled with an increasingly competitive market for the Company's products.

SERVICES. Services revenues were $15.5 million or 43% higher than the corresponding quarter a year ago. The Company believes this was caused by 1) an increase in the demand for professional services in assisting customers to prepare their software for the year 2000, 2) an improvement in the Company's ability to offer a more comprehensive package of services for its client server offerings and 3) an increase in demand for professional services.

MAINTENANCE. Maintenance revenues increased 16% from the first quarter of fiscal year 1998 to $6.7 million from $5.8 million. The increase for the quarter is due to increased license fees realized in prior quarters, as new licenses are the source of new maintenance customers and therefore future maintenance income streams.

GROSS MARGIN:

The total gross margin in the quarter ended July 31, 1998 was 44% compared to 52% a year ago. This decrease was largely due to a decrease in the license fees gross margin to 38% this quarter compared to 76% in the same quarter a year ago. This is primarily due to the commencement of amortization expense of the Company's new Enterprise Resource Planning product that became generally available in the current quarter. In addition, amortization expense is relatively fixed and negatively impacted gross margin as the level of license fees decreased. The Company will monitor the market acceptance of these newly released products. The gross margin on services revenues increased to 37% compared to 25% the same quarter a year ago due to better utilization of resources and increased demand for professional services. Maintenance gross margin remained the same as the comparable quarter a year ago at 65%.

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                         July 31,    Percent    July 31,
                                           1998      Change       1997
                                         --------    -------    --------
Gross product development costs          $ 6,112       16%      $ 5,290
  Percentage of total revenues                22%                    21%
Less:  capitalized development            (2,299)      11%       (2,078)
  Percentage of gross prod. dev. costs        38%                    39%
                                         -------       --       -------
Product development expenses             $ 3,813       19%      $ 3,212
  Percentage of total revenues                14%                   13%


Gross product development costs increased 16% in the quarter ended July 31, 1998 compared to a year ago as a result of the Company's continued investment in new product development. Capitalized development increased as well by 11% from a year ago, while the rate of capitalized development decreased slightly to 38% from 39% a year ago. Product development expenses, as a percentage of total revenues, increased to 14% compared to 13% a year ago due to the decrease in total revenues as well as increased investment in new product development.

SALES & MARKETING. Sales and marketing expenses increased 40% to $8.4 million for the quarter ended July 31, 1998 over the corresponding quarter a year ago. As a percentage of total revenues, sales and marketing expenses were 31% for the quarter ended July 31, 1998 compared to 24% for the quarter ended July 31, 1997. This increase was due to both increased sales and marketing expenditures, as well as a decrease in the growth rate of revenues.

GENERAL & ADMINISTRATIVE. General and administrative expenses increased 61% to $4.4 million for the quarter over the same period in fiscal 1998. These expenses increased primarily as a result of the Company's growth in employees and the resulting growth in administrative costs. During the quarter the average number of employees was 735 compared to 612 during the same period a year ago.

PURCHASED RESEARCH & DEVELOPMENT. Purchased Research & Development expense was $1.8 million for the quarter ended July 31, 1998. This one-time cost is related to the in-process research and development expense related to the acquisition of New Generation Computing during the quarter ended July 31, 1998.

OTHER INCOME. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary's earnings (loss). Other income increased 12% to $1.1 million in the quarter ended July 31, 1998 compared to one year ago due primarily to the increase in minority interest in the loss to $529,000 in the quarter ended July 31,1998 from $0 in the prior year.

INCOME TAXES

The Company recorded an income tax expense of $200,000 in the quarter ended July 31, 1998 compared to $695,000 in the prior year quarter. This expense was based on the Company's estimate of tax liability for the fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's operating activities provided cash of approximately $5.5 million in the three months ended July 31, 1998, and provided cash of approximately $491,000 in the same period last year. The cash provided by operations during the three months ended July 31, 1998, was primarily attributable to a decrease in money market funds of $4.2 million, non-cash depreciation and amortization expense of $3.2 million, an increase to deferred revenue of $1.8 million, an increase in accounts payable and other liabilities of $1.6 million, an increase of $1.8 million for in-process research and development and an increase in proceeds from trading securities of $590,000. This is partially offset by a net loss of $5.4 million, an increase in accounts receivable of $1.1 million, an increase in deferred income taxes of $957,000 and a decrease in minority interest in subsidiary loss of $529,000. The cash provided by operations during the same period of the prior year was attributed to net income of $1.3 million, increase in non-cash depreciation and amortization expense of $2.4 million, and an increase to deferred revenue of $1.6 million. This was partially offset by an increase in money market funds of $3.6 million and a net gain on investments of $1.2 million.

Cash used for investing activities was approximately $2.2 million for the three months ended July 31, 1998 and approximately $2.7 million in the same period in the prior year. The substantial use of cash was used for majority interest of companies for $2.0 million, capitalized software development costs of $2.3 million, minority interest in business of $763,000 and the purchase of property and equipment of $859,000. This was substantially offset by the sale of investments of $3.7 million. Cash used for the same period in the prior year was primarily for capitalized software of $2.1 million and property and equipment of $533,000.

Cash used in financing activities was approximately $1.8 million for the three months ended July 31, 1998 and provided by financing activities in the amount of $393,000 in the same period of the prior year. Cash was used to purchase common stock of the Company of $601,000 and the Company's subsidiary of $1.4 million during the quarter ended July 31, 1998.

Days Sales Outstanding in accounts receivable were 94 days as of July 31, 1998, compared to 72 days as of July 31, 1997.

The Company's current ratio was 2.6 to 1 and cash and investments totaled 38% of total assets at July 31, 1998 compared to 1.8 to 1 and cash and investments totaled 27% of total assets at July 31, 1997. The Company expects existing cash and investments, combined with cash generated from operations, to be sufficient to meet its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

On December 18, 1997, American Software Inc.'s board of directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company's class A common stock through open market purchases. The timing of any repurchases will depend on market conditions, the market price of the Company's common stock and management's assessment of the Company's liquidity and cash flow needs. Since this resolution was adopted, the Company has repurchased 179,333 shares of common stock at a cost of approximately $1,396,515 as of July 31, 1998.

YEAR 2000 COMPLIANCE

Based on management's assessment, the Company believes that the current versions of its software products are Year 2000 compliant. However, the Company believes some of its customers may be running earlier versions of the Company's products that are not Year 2000 compliant, and the Company has been encouraging such customers to migrate to current product versions. Moreover, the Company's products are generally integrated into other systems involving complex software products developed by other vendors. Year 2000 problems inherent in a customer's other software programs might significantly limit that customer's ability to utilize the Company's products.

The Company may in the future be subject to claims based on Year 2000 problems in its own, as well as in others' products, and issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation involving its products or services related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or otherwise address claims based on Year 2000 issues. The cost of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company currently utilizes third-party vendor equipment, telecommunication products and software products that is not Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 compliance issue surrounding such third-party products, failure of any critical technology components to be Year 2000 compliant may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

The Company believes that Year 2000 issues may affect the purchasing decisions of customers and potential customers of the Company's products. Many businesses are expending significant resources on projects to make their current hardware and software systems Year 2000 compliant. Such expenditures may result in reduced funding for projects to purchase software products such as those offered by the Company. Potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products and services. Any of the foregoing could have a material adverse effect on the Company's business, operating results and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income. SFAS 130 requires companies to display, with the same prominence as other financial statements, the components of other comprehensive income. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes are required. The Company's financial statements will include the disclosure of other comprehensive income in accordance with the provisions of SFAS 130 beginning in the first quarter of fiscal year ended April 30, 1999.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires that an enterprise disclose certain information about operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 with the first disclosure required in the annual financial statement thereafter. The Company will evaluate the need for such disclosures at that time.

In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997 (commencing May 1, 1998 for the Company). The Company does not expect that adoption of SOP 97-2 will significantly affect its results of operations.

FORWARD-LOOKING STATEMENTS

It should be noted that this discussion contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors include changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could affect the future performance of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Not applicable.


                          PART II  - OTHER INFORMATION


Item 1.   Legal Proceedings
-------   -----------------

          Not applicable.


Item 2.   Changes in Securities and Use of Proceeds
-------   -----------------------------------------

          (a)  Not applicable.

          (b)  Not applicable.

          (c)  Not applicable.

          (d)  Not applicable.

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          Not applicable.

Item 5.  Other Information
-------  -----------------

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)  Exhibit 11 - Statement re: Computation of Per Share Earnings
              (Loss).

         (b) A Form 8-K was filed on July 15, 1998 related to the acquisition of a majority interest in New Generation Computing.




                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN SOFTWARE, INC.


DATE  September 14, 1998            /s/ James C. Edenfield
     --------------------           ----------------------
                                    James C. Edenfield
                                    President, Chief Executive Officer
                                    and Treasurer


DATE  September 14, 1998            /s/ Vincent C. Klinges
     --------------------           ----------------------
                                    Vincent C. Klinges
                                    Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------



       Exhibit                                                      Page
       -------                                                      ----

11     Statement re: computation of Per Share Earnings (loss)        18