Form 10-Q
period 1998-10-31
AMERICAN SOFTWARE INC
filed 1998-12-11
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended        October 31, 1998
                              -----------------------------

                                                   OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________

Commission File Number:  0-12456
                       ---------------------------------------------------

                            AMERICAN SOFTWARE, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Georgia                                   58-1098795
------------------------------------       -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia           30305
-------------------------------------------------         ----------
(Address of principal executive offices)                  (Zip Code)

                                (404) 261-4381
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No ______
                                      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Classes                        Outstanding at December 4 , 1998
----------------------------------        --------------------------------
Class A Common Stock, $.10 par value             17,332,828   Shares

Class B Common Stock, $.10 par value              4,798,289   Shares

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                   Form 10-Q

                         Quarter ended October 31,1998

                                     Index
                                    -------

                                                                                      Page
                                                                                       No.
                                                                                      -----
PART I -  Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         -    Unaudited - October 31, 1998 and April 30, 1998                            3-4

         Condensed Consolidated Statements of Operations
         -    Unaudited - Three Months and Six Months ended October 31, 1998               5
              and October 31, 1997

         Condensed Consolidated Statements of Cash Flows
         -    Unaudited - Six Months ended October 31, 1998 and October 31, 1997           6

         Notes to Condensed Consolidated Financial Statements - Unaudited                  8

     Item 2.  Management's Discussion and Analysis of Results of Operations and
               Financial Condition                                                     10-17

Part II - Other Information                                                               17

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (in thousands except share data)
                                  (Unaudited)

                                                                                        October 31, 1998          April 30, 1998
                                                                                        ----------------          --------------
ASSETS
Current assets:
      Cash and cash equivalents                                                         $    3,001                $    2,161
      Investments                                                                           43,866                    58,062
      Trade accounts receivable, less allowance for doubtful accounts of $2,013 at October 31, 1998 and $1,222 at April 30, 1998
                       Billed                                                               18,238                    20,309
                       Unbilled                                                              4,177                     7,091
      Deferred income taxes                                                                  1,881                       823
      Refundable income taxes                                                                1,117                     1,117
      Prepaid expenses and other current assets                                              2,339                     2,577
                                                                                        -------------             -------------
                     Total current assets                                                   74,619                    92,140
                                                                                        -------------             -------------

Property and equipment, net                                                                 17,284                    17,189
                                                                                        -------------             -------------

Capitalized computer software development costs, net                                         7,037                    30,338
Purchased computer software costs, net                                                         703                       888
                                                                                        -------------             -------------
                     Total computer software costs                                           7,740                    31,226
                                                                                        -------------             -------------

Other assets, net                                                                            4,025                     2,101
                                                                                        -------------             -------------

                                                                                        $  103,668                $  142,656
                                                                                        =============             =============

    See accompanying notes to condensed consolidated financial statements.

                                                                     (continued)

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets, Continued
                       (in thousands except share data)
                                  (Unaudited)

                                                                                     October 31, 1998               April 30, 1998
                                                                                     ----------------               --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                    $    3,815                   $     2,972
      Accrued compensation and related costs                                                   4,183                         3,798
      Accrued royalties                                                                          528                           574
      Other current liabilities                                                                5,844                         4,523
      Deferred revenue                                                                        16,996                        17,283
                                                                                          ------------                 ------------
                  Total current liabilities                                                   31,366                        29,150


Deferred income taxes                                                                          6,260                         6,260
Long term debt                                                                                   950                           ---
                                                                                          ------------                 ------------
                  Total liabilities                                                           38,576                        35,410
                                                                                          ------------                 ------------

Minority interest in subsidiaries                                                              4,749                         6,709
                                                                                          ------------                 ------------
Shareholders' equity:
      Common stock:
             Class A, $.10 par value.  Authorized 50,000,000 shares;
                  Issued 19,435,162 shares at October 31, 1998 and
                  19,369,756 shares at April 30, 1998                                          1,935                         1,937
             Class B, $.10 par value.  Authorized 10,000,000 shares;
                  Issued and  outstanding  4,798,289  shares at October 31, 1998                 480                           480
                  and 4,798,289  shares at April 30, 1480;  convertible
                  into Class A shares on a one-for-one basis

Additional paid-in capital                                                                    58,213                        57,656
Retained earnings                                                                             14,501                        53,225
                                                                                          ------------                 ------------
                                                                                              75,129                       113,298

Less Class A treasury stock, 2,099,360 shares at October 31, 1998
             And 1,428,427 shares at April 30, 1998, at cost                                  14,786                        12,761
                                                                                          ------------                 ------------
                  Total shareholders' equity                                                  60,343                       100,537
                                                                                          ------------                 ------------

                                                                                          $  103,668                   $   142,656
                                                                                          ============                 ============

    See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (in thousands except share and per share data)
                                (Unaudited)

                                                              Three Months Ended                     Six Months Ended
                                                                 October 31,                            October 31,
                                                         -----------------------------         ------------------------------
                                                            1998              1997                1998                1997
                                                         -----------        ----------         -----------         ----------
Revenues:
  License fees                                              $  2,785          $  8,172            $  7,943          $  16,720
  Services                                                    15,757            11,890              31,259             22,694
  Maintenance                                                  6,513             5,814              13,220             11,578
                                                         -----------       -----------         -----------        -----------
     Total revenues                                           25,055            25,876              52,422             50,992
                                                         -----------       -----------         -----------        -----------

Cost of revenues:
  License fees                                                 3,140             1,929               6,356              3,962
  Services                                                    11,902             7,828              21,593             15,913
  Maintenance                                                  2,714             1,939               5,050              3,932
                                                         -----------       -----------         -----------        -----------
     Total cost of revenues                                   17,756            11,696              32,999             23,807
                                                         -----------       -----------         -----------        -----------

Gross margin                                                   7,299            14,180              19,423             27,185
                                                         -----------       -----------         -----------        -----------

Operating expenses:
  Research and development                                     5,819             4,966              11,931             10,256
  Less:  Capitalized development                              (3,222)           (2,295)             (5,521)            (4,373)
  Sales and marketing                                          7,898             5,982              16,291             11,962
  General and administrative                                   4,593             2,811               9,018              5,562
  Charge for Asset Impairment/Purchased                       26,205                                28,005
  R&D/Restructure Costs
                                                         -----------       -----------         -----------        -----------
     Total operating expense                                  41,293            11,464              59,724             23,407

     Operating income (loss)                                 (33,994)            2,716             (40,301)             3,778

  Other income, net                                             (300)              551                 272              1,533
  Minority interest                                              976              (232)              1,505               (232)
                                                         -----------       -----------         -----------        -----------
     Income (loss) before income taxes                       (33,318)            3,035             (38,524)             5,079

  Income taxes                                                     -             1,032                 200              1,727
                                                         -----------       -----------         -----------        -----------

     Net income (loss)                                      $(33,318)         $  2,003           $ (38,724)          $  3,352
                                                         ===========       ===========         ===========        ===========

  Basic net income (loss) per common share                  $  (1.48)          $  0.09           $   (1.71)           $  0.15
                                                         ===========       ===========         ===========        ===========

  Diluted net income (loss) per common share*               $  (1.48)          $  0.08           $   (1.71)           $  0.14
                                                         ===========       ===========         ===========        ===========

  Weighted average common shares
     Outstanding:              Basic                          22,530            22,642              22,619             22,584
                                                         ===========       ===========         ===========        ===========
                               Diluted                        22,700            24,791              23,701             24,574
                                                         ===========       ===========         ===========        ===========

*Diluted weighted average common shares outstanding are not included in the quarter ended and six months ended October 31, 1998 calculations due to the anti-dilution of the net loss per share.

See accompanying notes to condensed consolidated financial statements.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                        (in thousands except share data)
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                     October 31,
                                                                                            ------------------------------
                                                                                               1998               1997
                                                                                            -----------       ------------
Cash flows from operating activities:

  Net earnings (loss)                                                                         $ (38,724)      $   3,352
  Adjustments to reconcile net earnings (loss) to net cash provided
    Operating activities:
      Depreciation and amortization                                                               6,523           4,860
      Provision for accounts receivable, net                                                        791            ---
      Loss on disposal of fixed assets                                                              ---             208
      Minority interest in subsidiary loss                                                       (1,377)           (232)
      Net (gain) loss on investments                                                                862          (1,041)
      Grants of compensatory stock options                                                          ---              11
      Deferred income taxes                                                                      (1,058)          1,727
      Charge for Asset Impairment                                                                27,835             ---
      Change in operating assets and liabilities:
         Net (increase) decrease in money market funds                                            3,242          (4,458)
         Purchases of trading securities                                                           (740)         (1,815)
         Proceeds from trading securities                                                         4,169             ---
         Proceeds from sales and maturities of investments                                          452           2,597
         Decrease/(increase) in Accounts receivable                                               4,411          (3,010)
         Prepaid expenses and other assets                                                          656            (301)
         Accounts payable and other accrued liabilities                                           1,739            (406)
         Income taxes                                                                               ---             (67)
         Deferred revenue                                                                          (942)            630
                                                                                              ----------      ----------
      Net cash provided by operating activities                                                   7,839           2,055
                                                                                              ----------      ----------

Cash flows from investing activities:

 Additions to capitalized software development costs                                             (5,746)         (4,373)
 Additions to purchased computer software costs                                                    (112)            ---
 Purchase of majority interest in subsidiaries                                                   (1,929)            ---
 Minority investment and additional funding in business                                            (858)            ---
 Purchases of property and equipment                                                             (1,358)         (1,144)
 Sale of short term investments, net                                                              6,212             ---
                                                                                              ----------      ----------
      Net cash used in investing activities                                                      (3,791)         (5,517)
                                                                                              ----------      ----------

Cash flows from financing activities:

 Repurchase of common stock                                                                      (2,025)            ---
 Repurchase of common stock by subsidiary                                                        (1,404)            ---
 Proceeds, net, from initial public offering of Logility, Inc.                                      ---          28,829
 Proceeds from exercise of stock options                                                            221             685
 Proceeds from dividend reinvestment and stock purchase plan                                        ---               5
                                                                                              ----------      ----------
      Net cash provided by (used in) financing activities                                        (3,208)         29,519
                                                                                              ----------      ----------

      Net increase in cash                                                                          840          26,057

Cash at beginning of period                                                                       2,161           3,442
                                                                                              ----------      ----------

Cash at end of period                                                                         $   3,001       $  29,499
                                                                                              ==========      ==========

Supplemental disclosure of cash paid during the period for income taxes                       $     324       $      56
                                                                                              ==========     ===========

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Cash Flows     (continued)
                       (in thousands except share data)
                                  (Unaudited)

                                                     Six Months Ended
                                                     October 31, 1998
                                                   ----------------------
Supplemental disclosures of non-cash operating, investing and financing activities:

 Acquisition of business:
   Fair value of assets acquired                           $ 2,472
   Acquired in-process research and development costs        1,800
   Fair value of liabilities assumed                        (1,693)
                                                        -------------

      Total cash paid for acquisition                        2,579
                                                        -------------

Cash acquired                                                 (703)

      Net cash paid for acquisitions                       $ 1,876
                                                        -------------

 Dividend payment during quarter ended October 31,
 1998                                                      $    53

                                                        -------------
 Total                                                     $ 1,929



See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements - Unaudited
                               October 31, 1998

A.     BASIS OF PRESENTATION

       The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in the 1998 Annual Report on Form 10-K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated.

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

D.     PURCHASE OF MAJORITY INTEREST IN NEW GENERATION COMPUTING, INC.

       On July 10, 1998, the Company purchased a majority interest in New Generation Computing, Inc., a leading software vendor which specializes in accounting and manufacturing control software for the sewn goods industry (apparel, handbags, shoes, hats, etc.) This investment was accounted for based on the purchase accounting method with the results of operations included from the date of acquisition. The acquisition resulted in purchased research and development of approximately $1.8 million, purchased computer software products of approximately $460,000, and goodwill of approximately $1.4 million.

E.   NON-RECURRING WRITE-OFF OF CAPITALIZED SOFTWARE AND IMPAIRED ASSETS

     For the quarter ended October 31, 1998, the Company had a non-recurring write-off of capitalized software ($24.2 million), asset impairment ($1.8 million) and restructuring charges ($0.2 million) in the amount of $26.2 million. These charges were mainly attributable to the uncertainty of the world economy and a general reallocation of the market's IT budgets to fix year 2000 problems which management believes have stalled the adoption of the Company's products. The restructuring charges are related to management actions taken to address the current slowdown in license fee revenue and better position the Company for future growth.

F.   CONTINGENCIES

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

The Company's revenues are derived primarily from three sources: software licenses, services and maintenance. Software licenses generally are based upon the number of modules, servers, users and/or sites licensed. License fee revenues are recognized at the time of product delivery and fulfillment of acceptance terms, provided persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is deemed probable. Services revenues consist primarily of fees from software implementation, training, consulting and customization services and are recognized as the services are rendered. Maintenance agreements typically are for a one to three year term and usually are entered into at the time of the initial product license. Maintenance revenues are recognized ratably over the term of the maintenance agreement.

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months and the six months ended October 31, 1998 and 1997:

                                               Percentage of                                 Percentage of
                                               Total Revenues               %                Total Revenues               %
                                          ------------------------                      ------------------------
                                               3 months ended             Change             6 months ended           Change
                                          ------------------------      -----------     ------------------------    -----------
                                            1998           1997           98 v. 97         1998          1997         98 v. 97
                                          ---------      ---------      -----------     ----------    ----------    -----------
Revenues:
   License fees                               11%            32%           (66%)            15%           33%           (52%)
   Services                                   63             46             33              60            44             38
   Maintenance                                26             22             12              25            23             14
                                          ---------      ---------      -----------     ----------    ----------    -----------
            Total revenues                   100            100             (3)            100           100              3
                                          ---------      ---------      -----------     ----------    ----------    -----------

Cost of revenues:
   License fees                               13              8             63              12             8             60
   Services                                   47             30             52              41            31             36
   Maintenance                                11              7             40              10             8             28
                                          ---------      ---------      -----------     ----------    ----------    -----------
             Total cost of revenues           71             45             52              63            47             39
                                          ---------      ---------      -----------     ----------    ----------    -----------

Gross margin                                  29             55            (49)             37            53            (29)
                                          ---------      ---------      -----------     ----------    ----------    -----------

Operating expenses:
   Research and development                   23             19             17              23            20             16
   Less: Capitalizable software              (13)            (9)            40             (10)           (9)            26
   Sales and marketing                        32             23             32              31            24             36
   General and administrative                 18             11             63              17            11             62
   Charge for asset impairment               105              0             nm              53             0             nm
                                          ---------      ---------      -----------     ----------    ----------    -----------
            Total operating expenses         165             44            260             114            46            155
                                          ---------      ---------      -----------     ----------    ----------    -----------

            Operating earnings (loss)       (136)            11             nm             (77)            7             nm

Other income, net                             (1)             1             nm               1             3             nm
Minority interest in loss of
   subsidiary, net                             4              0             nm               2             0             nm
                                          ---------      ---------      -----------     ----------    ----------    -----------

        Earnings (loss) before income
           Tax expense                      (133)            12             nm             (74)           10             nm

Income tax expense                             0              4             nm               0             3             nm
                                          ---------      ---------      -----------     ----------    ----------    -----------

          Net earnings (loss)               (133)            8              nm             (74)            7             nm
                                          =========      =========      ===========     ==========    ==========    ===========
          nm - not meaningful

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997
-----------------------------------------------------------

REVENUES

For the quarter ended October 31, 1998 revenues totaled $25.1 million, down 3% from $25.9 million in the corresponding quarter of fiscal 1998. Revenues for the six months ended October 31, 1998 totaled $52.4 million, up 3% from $51.0 million in the prior year period. International revenues represented approximately 6% of total revenues in the quarter ended October 31, 1998, which remains the same as the quarter ended October 31, 1997. International revenues represented approximately 9% for the six months ended October 31, 1998 compared to approximately 4% for the same period a year ago.

LICENSES. Software license fee revenues were 66% lower than the corresponding quarter a year ago and 52% lower for the six months ended October 31, 1998. The Company believes the lower license fees were a result of lower than expected sales by the Company's direct sales force, coupled with an increasingly competitive market for the Company's products. In addition, the Company believes that several of the Company's potential customers delayed purchase decisions due to a variety of factors, including concern over global economic conditions and limited resources due to the allocation of resources to Year 2000 system projects. License fee revenues from the Company's subsidiary Logility Inc., constituted 64% of the total license fee revenues for the three month period ended October 31, 1998 compared to the prior year comparable period, when they comprised 66% of those revenues. Logility's license fees for the six months ended October 31, 1998 constituted 55% of the total license fee revenues compared to 58% in the prior year period.

SERVICES. Services revenues were $15.8 million or 33% higher than the corresponding quarter a year ago and 38% higher for the six months ended October 31, 1998 compared to the same period a year ago. The Company believes this was caused by 1) an increase in the demand for professional services in assisting customers to prepare their software systems for the year 2000, 2) an improvement in the Company's ability to offer a more comprehensive package of services for its client server offerings and 3) an increase in demand for professional services.

MAINTENANCE. Maintenance revenues increased 12% from the second quarter of fiscal year 1998 to $6.5 million from $5.8 million. For the six months ended October 31, 1998, maintenance revenues increased 14%, to $13.2 million compared to the same period a year ago. The increase for the quarter is due to increased license fees realized in prior quarters, as new licenses are the source of new maintenance customers and therefore future maintenance income streams.

GROSS MARGIN:

The total gross margin was 29% in the second quarter ended October 31, 1998 compared to 55% during the same period a year ago. For the six months ended October 3, 1998, the gross margin was 37% compared to 53% for the same period a year ago. This decrease was largely due to a decrease in the license fees gross margin to (13%) this quarter compared to 76% in the same quarter a year ago. This is primarily due to a significant decrease in license fees during the three months ended October 31, 1998 combined with the commencement of amortization expense of the Company's new Enterprise Resource Planning product that became generally available this year. The gross margin on services revenues decreased to 24% compared to 34% the same quarter a year ago and increased to 31% for the six months ended October 31, 1999 when compared to 30% for the same period a year ago. The decrease during the quarter is due mainly to increased headcount in the services area in anticipation of future demands for services.
Maintenance gross margin decreased to 58% for the three months ended October 31, 1998 when compared to 67% in the same quarter a year ago and decreased to 62% for the six months ended October 31, 1998 when compared to 66% during the comparable period. This reduction was due to slower than anticipated growth in maintenance revenue.

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                         Three Months Ended                                Six Months Ended
                                          ---------------------------------------------          ---------------------------------
                                           Oct. 31,            Percent         Oct. 31,           Oct. 31,     Percent   Oct. 31,
                                             1998              Change           1997                1998       Change     1997
                                          ----------         -----------     ---------           ---------    ---------  ---------
Gross product development costs              $ 5,819             17%          $ 4,966            $11,931        16%      $10,256
    Percentage of total revenues                  23%                              19%                23%                     20%
Less:  capitalized development                (3,222)            40%           (2,295)            (5,521)       26%       (4,373)
    Percentage of gross prod. dev. costs          55%                              46%                46%                     43%
                                           ---------         -----------     ---------           ---------    ---------  ---------
Product development expenses                 $ 2,597              3%          $ 2,671            $ 6,411         9%      $ 5,883
    Percentage of total revenues                  10%                              10%                12%                     12%


Gross product development costs increased 17% in the quarter, and 16% for the six months ended October 31, 1998 as a result of the Company's continued investment in new product development. Capitalized development increased as well by 40% for the quarter and 26% for the six months ended, while the rate of capitalized development increased to 55% from 46% for the quarter ended and increased to 46% from 43% for the six months ended. Product development expenses, as a percentage of total revenues, did not change substantially from 10% for the quarter and 12% for the six months ended October 31, 1998.

SALES & MARKETING. Sales and marketing expenses increased 32% to $7.9 million for the quarter and 36% to $16.3 million for the six months ended October 31, 1998. As a percentage of total revenues, sales and marketing expenses were 32% for the three months ended October 31, 1998 when compared to 23% for the quarter ended October 31, 1997 and they were 31% for the six months ended October 31, 1998 when compared to 24% for the comparable period last year. These increases were due to increased sales and marketing expenditures, as well as a decrease in the growth rate of revenues.

GENERAL & ADMINISTRATIVE. General and administrative expenses increased 63% to $4.6 million for the quarter and increased 62% to $9.0 million for six months ended October 31, 1998. These expenses increased primarily as a result of the Company's growth in employees and the resulting growth in administrative costs. During the quarter the average number of employees was 739 compared to 631 during the same period a year ago.

NON-RECURRING CHARGE FOR IMPAIRED ASSETS. For the quarter ended October 31, 1998, the Company incurred a non-recurring charge against earnings of $26.2 million. This charge resulted from the write-off of certain capitalized software development costs in the amount of $24.2 million, impaired asset write-off of $1.8 million and restructuring charge of $221,000 which were mainly attributable to the uncertainty of the world economy and a general reallocation of the market's IT budgets to fix year 2000 problems which management believes have stalled the adoption of the Company's products. An additional one-time cost of $1.8 million is related to the in-process research and development expense related to the acquisition of New Generation Computing during the quarter ended July 31, 1998.

OTHER INCOME. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary's earnings (loss). Other income increased 112% to $676,000 in the second quarter ended October 31, 1998 compared to $319,000 for the same period a year ago. For the six month period ended October 31, 1998 Other Income increased 37% to $1.8 million from $1.3 million for the six month comparable period last year, due primarily to the effect on the minority interest calculation as a result of the losses incurred at the Company's majority owned subsidiary Logility, Inc.

INCOME TAXES

The Company recorded no income tax expense in the quarter compared to $1 million in the prior year quarter and $200,000 for the current six months ended compared to $1.7 million for the six months ended October 31, 1997. This expense was based on the Company's estimate of tax liability for the fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's operating activities provided cash of approximately $7.8 million in the six months ended October 31, 1998, and provided cash of approximately $2.1 million in the same period last year. The cash provided by operations during the six months ended October 31, 1998, was primarily attributable to a non cash charge of $27.8 million for in-process research and development, charge for asset impairment and restructuring expenses, an increase in non-cash depreciation and amortization expense of $6.5 million, a decrease in accounts receivable of $4.4 million, an increase in proceeds from trading securities of $4.2 million, a decrease in money market funds of $3.2 million and an increase in accounts payable and other liabilities of $1.7 million,. This is partially offset by a net loss of $38.7 million, a decrease in minority interest in subsidiary loss of $1.4 million, a decrease in deferred income tax benefit of $1.1 and an decrease to deferred revenue of $942,000. The cash provided by operations during the same period of the prior year was attributed to net income of $3.4 million, increase in non-cash depreciation and amortization expense of $4.9 million, an increase in the proceeds from the sales and maturities of investments of $2.6 million, an increase in deferred income taxes of $1.7 and an increase in deferred revenue of $630,000. This was partially offset by an increase in money market funds of $4.5 million, a decrease in accounts receivable of $3.0 million and purchases of trading securities of $1.8 million.

Cash used for investing activities was approximately $3.8 million for the six months ended October 31, 1998 and approximately $5.5 million in the same period in the prior year. The substantial use of cash was used for capitalized software development costs of $5.7 million, purchase of majority interest in companies for $2.0 million, the purchase of property and equipment of $1.4 million and minority interest in business of $763,000. This was substantially offset by the sale of investments of $6.2 million. Cash used for the same period in the prior year was primarily for capitalized software of $4.4 million and property and equipment of $1.1 million.

Cash used in financing activities was approximately $3.2 million for the six months ended October 31, 1998 and cash provided by financing activities in the amount of $29.5 million in the same period of the prior year. Cash was used to purchase common stock of the Company in the amount of $2.0 million and the Company's subsidiary in the amount of $1.4 million during the six months ended October 31, 1998. Net cash provided by financing activities of $28.8 million in the six months ended October 31, 1997 was due to the proceeds from the public offering of Logility,Inc.

Days Sales Outstanding in accounts receivable were 88 days as of October 31, 1998, compared to 89 days as of October 31, 1997.

The Company's current ratio was 2.4 to 1 and cash and investments totaled 45% of total assets at October 31, 1998 compared to 3.2 to 1 and cash and investments totaled 42% of total assets at April 30, 1998. The Company expects existing cash and investments, combined with cash generated from operations, to be sufficient to meet its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

On December 18, 1997, American Software Inc.'s board of directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company's class A common stock through open market purchases. The timing of any repurchases will depend on market conditions, the market price of the Company's common stock and management's assessment of the Company's liquidity and cash flow needs. Since this resolution was adopted, the Company has repurchased 769,833 shares of common stock at a cost of approximately $2,836,989 as of October 31, 1998.


YEAR 2000 READINESS DISCLOSURE

Based on management's assessment, the Company believes that the current versions of its software products are Year 2000 compliant. However, the Company believes some of its customers may be running earlier versions of the Company's products that are not Year 2000 compliant, and the Company has been encouraging such customers to migrate to current product versions. The Company offers its customers the alternatives of implementing a modification to non-compliant legacy versions of its software or migrating to a later version of the software which is Year 2000 Ready. Moreover, the Company's products are generally integrated into other systems involving complex software products developed by other vendors. Year 2000 problems inherent in a customer's other software programs might significantly limit that customer's ability to utilize the Company's products.

In addition, the Company is working to identify all internal systems, which may impact the operations of the Company. The cost of converting the Company's internal systems is not expected to be material since the Company is utilizing internal resources to meet their Year 2000 readiness needs.

Software products as complex as those offered by the Company might contain undetected errors or failures when first introduced or when new versions are released, including products believed to be Year 2000 compliant. While the Company believes that it has assessed, corrected and tested its products to address the Year 2000 issue, there can be no assurances that the Company's software products contain or will contain all necessary date code changes or that errors will not be found in new products or product enhancements after commercial release, resulting in loss of or delay in market acceptance. In addition, the Company might experience difficulties that could delay or prevent the continued successful development and release of products that are Year 2000 compliant or that meet the Year 2000 requirements of customers. If the Company is unable or is delayed in its efforts to make the necessary date code changes, there could be a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

The Company may in the future be subject to claims based on Year 2000 problems in its own, as well as in others' products, and issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation involving its products or services related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or otherwise address claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company utilizes third-party vendor equipment, telecommunication products and software products that may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 compliance issue surrounding such third-party products, failure of any critical technology components to be Year 2000 compliant may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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

The Company's evaluation of its Year 2000 issue includes the development of contingency plans for business functions that are susceptible to a substantive risk of disruption resulting from a Year 2000 related event. Because the Company has not yet identified any business function that is materially at risk of the Year 2000 related disruption, it has not yet developed detailed contingency plans specific to Year 2000 events for any business function. The Company is prepared for the possibility, however, that certain business functions may be hereafter identified as at risk and will develop contingency plans for such business functions when and if such determinations are made.

Forward-looking statements contained in this Year 2000 Compliance discussion should be read in conjunction with the Company's disclosure under the heading of Forward Looking Statements for the purposes of the Safe Harbor provisions of the Private Securities Litigation Act of 1995


RECENT ACCOUNTING PRONOUNCEMENTS

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


Not applicable.

                         PART II  - OTHER INFORMATION

Item 1.    Legal Proceedings
-------    -----------------

           Not applicable.

Item 2.    Changes in Securities and Use of Proceeds
-------    -----------------------------------------

           (a)      Not applicable.

           (b)      Not applicable.

           (c)      Not applicable.

           (d)      Not applicable.


Item 3.    Defaults Upon Senior Securities
-------    -------------------------------

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

           The Registrant's Annual Meeting was held on August 27/th/, 1998. At that meeting, in additional to re-election of directors, the shareholders voted upon a proposed amendment to the 1991 Employee Stock Option Plan to increase the base number of option shares authorized under that Plan from 2,700,000 to 3,600,000. On a weighted basis, 5,193,133 shares were voted in favor of the amendment, 377,618 shares were voted against the amendment and 5,650 shares abstained from voting on the amendment. The shareholders also voted upon a proposed amendment to the Director and Officers Stock Option Plan to increase the number of option shares authorized under the Plan from 1,000,000 to 1,200,000. On a weighted basis, 5,280,219 shares were voted in favor of the amendment, 307,818 shares were voted against the amendment and 6,100 shares abstained from voting on the amendment.

Item 5.    Other Information
-------    -----------------

           Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits
     --------

      10.1 1991 Employee Stock Option Plan, Amended and Restated as of August 27, 1998, included as Exhibit 4.1 to the Company's Form S-8 Registration Statement No.333-62529 and incorporated herein by this reference.

      10.2 Directors and Officers Stock Option Plan, Amended and Restated as of August 27, 1998, included as Exhibit 4.2 to the Company's Form S-8 Registration Statement No.333-62529 and incorporated herein by this reference.

      11       Statement re: Computation of Per Share Earnings (Loss).

      27       Financial Data Schedule (for SEC used only).

(b)  No report on Form 8-K was filed during the quarter ended October 31, 1998.





                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICAN SOFTWARE, INC.

DATE           December 10, 1998          /s/James C. Edenfield
          ------------------------------  -----------------------------------
                                          James C. Edenfield
                                          President, Chief Executive Officer
                                          and Treasurer

DATE           December 10, 1998          /s/Vincent C. Klinges
          --------------------------      -----------------------------------
                                          Vincent C. Klinges
                                          Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------



  Exhibit                                                             Page
  -------                                                             ----

    11        Statement re: Computation of Per Share Earnings
              (Loss) (Unaudited)                                       20

    27        Financial Data Schedule (for SEC use only)