Form 10-Q
period 1999-01-31
AMERICAN SOFTWARE INC
filed 1999-03-16
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 1999
                               ------------------------------------------------

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _____________________  to ______________________

Commission File Number:  0-12456
                         -------------------------------------------------------

                            AMERICAN SOFTWARE, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Georgia                                                        58-1098795
----------------------------------                       ------------------------------------
(State or other jurisdiction of                          (IRS Employer Identification Number)
incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia                       30305
-------------------------------------------------                     ---------
(Address of principal executive offices)                              (Zip Code)

                                 (404)261-4381
               -------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Classes                     Outstanding at March 11, 1999
------------------------------------    -----------------------------
Class A Common Stock, $.10 par value    17,124,377 Shares

Class B Common Stock, $.10 par value     4,768,289 Shares

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                   Form 10-Q

                         Quarter ended January 31,1999

                                     Index
                                     -----



                                                                                         Page
                                                                                          No.
                                                                                         ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     - Unaudited - January 31, 1999 and April 30, 1998                                    3-4

     Condensed Consolidated Statements of Operations

     - Unaudited - Three Months and Nine Months ended January 31, 1999
       and January 31, 1998                                                                 5

     Condensed Consolidated Statements of Cash Flows
     - Unaudited - Nine Months ended January 31, 1999 and January 31, 1998                6-7

     Notes to Condensed Consolidated Financial Statements - Unaudited                     8-9

  Item 2.  Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                          10-20

PART II - OTHER INFORMATION                                                                20

                         PART I FINANCIAL INFORMATION
                         ------

ITEM 1.  FINANCIAL STATEMENTS


                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (in thousands except share data)
                                  (Unaudited)

                                                                              January 31, 1999          April 30, 1998
                                                                            ---------------------    ----------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $      1,467              $     2,161
  Investments                                                                           43,078                   58,062
  Trade accounts receivable, less allowance for doubtful accounts of $1,759 at January 31, 1999 and $1,222 at April 30, 1998
               Billed                                                                   24,125                   20,309
               Unbilled                                                                  3,103                    7,091
  Deferred income taxes                                                                  1,447                      823
  Refundable income taxes                                                                1,117                    1,117
  Prepaid expenses and other current assets                                              1,919                    2,577
                                                                                 ---------------           ----------------
               Total current assets                                                     76,256                   92,140
                                                                                 ---------------           ----------------

Property and equipment, net                                                             16,847                   17,189
                                                                                 ---------------           ----------------

Capitalized computer software development costs, net                                     9,045                   30,338
Purchased computer software costs, net                                                     570                      888
                                                                                 ---------------           ----------------
               Total computer software costs                                             9,615                   31,226
                                                                                 ---------------           ----------------

Other assets, net                                                                        3,845                    2,101
                                                                                 ---------------           ----------------

                                                                                  $    106,563              $   142,656
                                                                                 ===============           ================

See accompanying notes to condensed consolidated financial statements.

                                                                     (continued)

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets, Continued
                       (in thousands except share data)
                                  (Unaudited)

                                                                                 January 31, 1999            April 30, 1998
                                                                              ------------------------    --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                      $   2,686               $   2,972
     Accrued compensation and related costs                                                    5,112                   3,798
     Accrued royalties                                                                           697                     574
     Other current liabilities                                                                 6,679                   4,523
     Deferred revenue                                                                         18,763                  17,283
                                                                                     -----------------          --------------
                  Total current liabilities                                                   33,937                  29,150

Deferred income taxes                                                                          6,020                   6,260
Long term debt                                                                                   950                     ---
                                                                                     -----------------          --------------
                  Total liabilities                                                           40,907                  35,410
                                                                                     -----------------          --------------

Minority interest in subsidiaries                                                              4,925                   6,709
                                                                                     -----------------          --------------

Shareholders' equity:
     Common stock:
          Class A, $.10 par value.  Authorized 50,000,000 shares;
               Issued 19,464,888 shares at January 31, 1999 and
               19,369,756 shares at April 30, 1998                                             1,945                   1,937
          Class B, $.10 par value.  Authorized 10,000,000 shares;
               Issued and outstanding 4,768,289 shares at January 31, 1999                       477                     480
               and 4,798,289 shares at April 30, 1998; convertible into
               Class A shares on a one-for-one basis

Additional paid-in capital                                                                    58,115                  57,656
Retained earnings                                                                             15,515                  53,225
                                                                                     -----------------          --------------
                                                                                              76,052                 113,298

Less Class A treasury stock, 2,323,360 shares at January 31, 1999
          And 1,428,427 shares at April 30, 1998, at cost                                     15,321                  12,761
                                                                                     -----------------          --------------
               Total shareholders' equity                                                     60,730                 100,537
                                                                                     -----------------          --------------

                                                                                           $ 106,563               $ 142,656
                                                                                     =================          ==============

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (in thousands except share and per share data)
                                  (Unaudited)


                                                                  Three Months Ended                    Nine Months Ended
                                                                     January 31,                           January 31,
                                                           ---------------------------------    ----------------------------------
                                                               1999               1998               1999               1998
                                                           --------------    ---------------    ---------------     --------------
Revenues:
     License fees                                               $ 5,650            $ 8,038           $ 13,593           $ 24,758
     Services                                                    15,757             12,469             47,016             35,163
     Maintenance                                                  6,598              6,033             19,818             17,611
                                                           --------------    ---------------    ---------------     --------------
        Total revenues                                           28,005             26,540             80,427             77,532
                                                           --------------    ---------------    ---------------     --------------

Cost of revenues:
     License fees                                                   863              2,103              7,219              6,065
     Services                                                    11,630              8,178             33,223             24,091
     Maintenance                                                  2,583              1,945              7,633              5,877
                                                           --------------    ---------------    ---------------     --------------
        Total cost of revenues                                   15,076             12,226             48,075             36,033
                                                           --------------    ---------------    ---------------     --------------

Gross margin                                                     12,929             14,314             32,352             41,499
                                                           --------------    ---------------    ---------------     --------------

Operating expenses:
     Research and development                                     5,140              5,185             17,071             15,441
     Less:  Capitalized development                              (2,768)            (2,090)            (8,289)            (6,463)
     Sales and marketing                                          6,618              6,641             22,909             18,603
     General and administrative                                   3,525              2,839             12,543              8,401
     Charge for Intangible Asset Impairment                         ---                ---             28,005                ---
                                                           --------------    ---------------    ---------------     --------------
        Total operating expense                                  12,515             12,575             72,239             35,982

        Operating income (loss)                                     414              1,739            (39,887)             5,517

     Other income, net                                              926              1,162              1,198              2,695
     Minority interest                                             (154)               (50)             1,351               (282)
                                                          --------------    ---------------    ---------------     --------------
        Income (loss) before income taxes                         1,186              2,851            (37,338)             7,930

     Income taxes                                                   173                982                373              2,709
                                                           --------------    ---------------    ---------------     --------------

        Net income (loss)                                       $ 1,013            $ 1,869           $(37,711)          $  5,221
                                                           ==============    ===============    ===============     ==============

     Basic net income (loss) per common share                   $  0.05            $  0.08           $  (1.68)          $   0.23
                                                           ==============    ===============    ===============     ==============

     Diluted net income (loss) per common share*                $  0.05            $  0.08           $  (1.68)          $   0.21
                                                           ==============    ===============    ===============     ==============

     Weighted average common shares
        Outstanding:                     Basic                   22,006             22,686             22,389             22,618
                                                           ==============    ===============    ===============     ==============
                                        Diluted                  22,019             24,485             23,309             24,614
                                                           ==============    ===============    ===============     ==============

*Diluted weighted average common shares outstanding are not included in the nine months ended January 31, 1999 calculations due to the anti-dilution of the net loss per share. See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                       (in thousands except share data)
                                  (Unaudited)


                                                                                                      Nine Months Ended
                                                                                                         January 31,
                                                                                                 -----------------------------
                                                                                                     1999            1998
                                                                                                 -------------    ------------
Cash flows from operating activities:
       Net earnings (loss)                                                                         $(37,711)       $  5,221
       Adjustments to reconcile net earnings (loss) to net cash provided
         Operating activities:
          Depreciation and amortization                                                               8,097           7,402
          Minority interest in subsidiary loss                                                       (1,201)            282
          Net (gain) loss on investments                                                                528          (1,234)
          Other                                                                                         ---             211
          Deferred income taxes                                                                        (864)          2,708
          Charge for Asset Impairment                                                                27,835             ---
          Change in operating assets and liabilities:
             Net (increase) decrease in money market funds                                            4,232          (5,920)
             Purchases of trading securities                                                         (6,272)         (1,969)
             Proceeds from trading securities                                                         8,952             ---
             Proceeds from sales and maturities of investments                                          452           4,989
             Decrease/(increase) in Accounts receivable                                                 390          (7,272)
             Decrease/(increase) in Prepaid expenses and other assets                                 1,257            (845)
             Increase/(decrease) in Accounts payable and other accrued liabilities                    2,543            (318)
             Increase/(decrease) in Income taxes payable                                                ---             (55)
             Increase/(decrease) in Deferred revenue                                                    825           3,688
                                                                                                 -------------    ------------
          Net cash provided by operating activities                                                   9,063           6,888
                                                                                                 -------------    ------------

Cash flows from investing activities:
     Additions to capitalized software development costs                                             (8,742)         (6,463)
     Additions to purchased computer software costs                                                     (86)            ---
     Purchase of majority interest in subsidiaries                                                   (1,929)            ---
     Minority investment and additional funding in business                                            (858)            ---
     Repurchase of common stock by subsidiary                                                        (1,502)            ---
     Purchase of investments                                                                            ---          (9,724)
     Purchases of property and equipment                                                             (1,400)         (1,831)
     Sale of short term investments, net                                                              7,092             ---
                                                                                                 -------------    ------------
          Net cash used in investing activities                                                      (7,425)        (18,018)
                                                                                                 -------------    ------------

Cash flows from financing activities:
     Repurchase of common stock                                                                      (2,560)           (541)
     Proceeds, net, from initial public offering of Logility, Inc.                                      ---          33,152
     Proceeds from exercise of stock options                                                            228             882
     Proceeds from dividend reinvestment and stock purchase plan                                        ---               8
                                                                                                 -------------    ------------
          Net cash provided by (used in) financing activities                                        (2,332)         33,501
                                                                                                 -------------    ------------

          Net increase in cash                                                                         (694)         22,371

Cash at beginning of period                                                                           2,161           3,442
                                                                                                 -------------    ------------

Cash at end of period                                                                              $  1,467        $ 25,813
                                                                                                 =============    ============

Supplemental disclosure of cash paid during the period for income taxes                            $    373        $     27
                                                                                                 =============    ============

                                                                     (continued)
                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                       (in thousands except share data)
                                  (Unaudited)

                                                                                                        Nine Months Ended
                                                                                                         January 31, 1998
                                                                                                      ------------------------
Supplemental disclosures of non-cash operating, investing and financing activities:

     Acquisition of business:
        Fair value of assets acquired                                                                               $ 2,472
        Acquired in-process research and development costs                                                            1,800
        Fair value of liabilities assumed                                                                            (1,693)
                                                                                                               ---------------

           Total cash paid for acquisition                                                                            2,579
                                                                                                               ---------------

     Cash acquired                                                                                                     (703)

           Net cash paid for acquisitions                                                                             1,876
                                                                                                               ---------------

     Dividend payment during quarter ended October 31, 1998                                                              53

                                                                                                               ---------------
     Total                                                                                                          $ 1,929
                                                                                                               ---------------

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements - Unaudited
                               January 31, 1999


A.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in the 1998 Annual Report on Form 10-K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated. Interim results reflected in the condensed financial statements are not necessarily indicative of the results expected for the full year or future periods.

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

E.   WRITE-OFF OF CAPITALIZED SOFTWARE AND IMPAIRED ASSETS

     In the quarter ended October 31, 1998, the Company had a write-off of capitalized software ($24.2 million), asset impairment ($1.8 million) and restructuring charges ($0.2 million) in the amount of $26.2 million. These charges were mainly attributable to the uncertainty of the world economy and a general reallocation of the market's IT budgets to fix year 2000 problems which management believes have stalled the adoption of the Company's products. The restructuring charges (primarily employee severance costs) are related to management actions taken to address the current slowdown in license fee revenue and better position the Company for future growth.

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

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months and the nine months ended January 31, 1999 and 1998:

                                                   Percentage of                                 Percentage of
                                                  Total Revenues               %                 Total Revenues              %
                                             --------------------------                     -------------------------
                                                  3 months ended             Change              9 months ended          Change
                                             --------------------------    -----------      -------------------------    ----------
                                               1999            1998          99 v. 98         1999           1998        99 v. 98
                                             -----------    -----------    -----------      ----------     ---------     -----------
Revenues:
   License fees                                  20%            30%           (30%)            17%            32%          (45%)
   Services                                      56             47             26              58             45            34
   Maintenance                                   24             23              9              25             23            13
                                             -----------    -----------    -----------      ----------     ---------     -----------
            Total revenues                      100            100              6             100            100             4
                                             -----------    -----------    -----------      ----------     ---------     -----------

Cost of revenues:
   License fees                                   3              8            (59)              9              8            19
   Services                                      42             31             42              41             31            38
   Maintenance                                    9              7             33               9              8            30
                                             -----------    -----------    -----------      ----------     ---------     -----------
             Total cost of revenues              54             46             23              60             46            33
                                             -----------    -----------    -----------      ----------     ---------     -----------

Gross margin                                     46             54            (10)             40             54           (22)
                                             -----------    -----------    -----------      ----------     ---------     -----------

Operating expenses:
   Research and development                      18             20             (1)             21             20            11
   Less: Capitalizable software                 (10)            (8)            32             (10)            (8)           28
   Sales and marketing                           24             25              0              28             24            23
   General and administrative                    13             11             24              16             11            49
   Charge for asset impairment                                                                 35              0            nm
                                             -----------    -----------    -----------      ----------     ---------     -----------
            Total operating expenses             45             47              0              90             46            nm
                                             -----------    -----------    -----------      ----------     ---------     -----------

            Operating earnings (loss)             1              7            (76)            (50)             7            nm

Other income, net                                 3              4            (20)              1              3            nm
Minority interest in loss of
   subsidiary, net                               (1)             0             nm               2              0            nm
                                             -----------    -----------    -----------      ----------     ---------     -----------

        Earnings (loss) before income
           Tax expense                            4             11            (58)            (46)            10            nm

Income tax expense                                1              4            (82)              0              3            nm
                                             -----------    -----------    -----------      ----------     ---------     -----------

          Net earnings (loss)                     4              7            (46)            (47)             7            nm
                                             ===========    ===========    ===========      ==========     =========     ===========

          nm - not meaningful

GENERAL MARKET CONDITIONS
-------------------------

Beginning in the second calendar of 1998 (the company's first quarter of fiscal
1999), several application software companies began to experience slowdowns in the sales of their software products. These companies, as well as industry experts, have identified the following factors as contributors to this slowdown in the buying market:

- Significant financial commitments devoted to Year 2000 readiness, which have led to limited discretionary financial resources available for the purchase of software products such as the Company's.

- Weakness in the overall global economy, which has affected certain customers' businesses.

- Related to the Company's Logility subsidiary, public announcements by large Enterprise Resource Planning (ERP) software vendors regarding plans for introduction of new products within the company's target markets, which have led to confusion and indecision by prospective buyers.

The Company believes these factors, as well as possible others, have to some degree contributed to the Company's reduced revenues in each of the Company's first three quarters of fiscal 1999, particularly in the area of software license fees.

THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
--------------------------------------------

REVENUES:. For the quarter ended January 31, 1999 revenues totaled $28 million, up 6% from $26.5 million in the corresponding quarter of fiscal 1998. International revenues represented approximately 13% of total revenues in the quarter ended January 31, 1999, compared to 12% for the quarter ended January 31, 1998.

LICENSES: For the quarter ended January 31, 1999, software license fee revenues were 30% lower than the corresponding quarter a year ago. The Company believes the lower license fees were a result of lower than expected sales by the Company's direct sales force caused by 1) an increasingly competitive market for the Company's products and 2) several of the Company's potential customers delayed purchase decisions due to a variety of factors, including concern over global economic conditions and limited resources due to the allocation of resources to Year 2000 system projects. License fee revenues from the Company's subsidiary Logility Inc., constituted 59% of the total license fee revenues for the three month period ended January 31, 1999 compared to 63% in the prior comparable period last year.

SERVICES: Services revenues for the quarter ended January 31, 1999 were $15.8 million or 26% higher than the corresponding quarter a year ago. The Company believes this was caused by 1) an improvement in the Company's ability to offer a more comprehensive package of services for its client server offerings and 2) an increase in demand for professional services in general.

MAINTENANCE: Maintenance revenues for the quarter ended January 31, 1999 increased 9% from the same period a year ago. The increase for the quarter is due to increased license fees realized in prior quarters, as new licenses are the source of new maintenance customers and therefore future maintenance income streams.

GROSS MARGIN: The total gross margin was 46% in the third quarter ended
January 31, 1999 compared to 54% during the same period a year ago. This decrease was largely due to a decrease in the gross margin on services and maintenance revenues for the three months January 31, 1999. The services gross margin decrease to 26% from 34% in the prior year was due mainly to the switch from higher margin services work to lower margin services work being performed. Maintenance gross margin decreased to 61% for the three months ended
January 31, 1999 when compared to 68% in the same quarter a year ago. This reduction was due to slower than anticipated growth in maintenance revenue. The gross margin on license fee revenues increased for the period to 85% from 74% during the same period in the prior year as a result of lower capitalized software amortization expense. This expense is lower due to the write-off of the Company's Enterprise Resource Planning product in the second quarter ended October 31, 1998.

RESEARCH AND DEVELOPMENT: Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:


                                                            Three Months Ended
                                                -----------------------------------------
                                                  Jan. 31,        Percent       Jan. 31,
                                                    1999          Change          1998
                                                ---------      ----------    ----------
          Gross product development costs         $ 5,140           (1)%        $ 5,185
               Percentage of total revenues            18%                           20%
          Less:  capitalized development           (2,768)          32%          (2,090)
               Percentage of gross prod. dev.                                        40%
               Costs                                   54%
                                                ---------      ----------    ----------
          Product development expenses            $ 2,372           23%         $ 3,095
               Percentage of total revenues             9%                           12%

Gross product development costs remained relatively the same when compared to the same quarter in the prior year as a result of the Company's continued investment in new product development. Capitalized development costs increased by 32% for the quarter, while the rate of capitalized development increased to 54% from 40% for the quarter ended. Product development expenses, as a percentage of total revenues, decreased slightly to 9% from 12% for the same quarter last year.

SALES & MARKETING: Sales and marketing expenses remained relatively the same as last year at $6.6 million for the quarter. As a percentage of total revenues, sales and marketing expenses were 24% for the three months ended January 31, 1999 when compared to 25% for the quarter ended January 31, 1998

GENERAL & ADMINISTRATIVE: General and administrative expenses increased 24% to $3.5 million for the quarter. These expenses increased primarily as a result of the Company's growth in employees and the resulting growth in administrative costs. During the quarter the average number of employees was 653 compared to 619 during the same period a year ago.

OTHER INCOME: Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary's earnings or loss. Other income decreased 31% to $772,000 in the third quarter ended January 31, 1999 compared to $1.1 million for the same period a year ago due to lower unrealized gains on investments and an increase in the minority interest charge.

INCOME TAXES: The Company recorded $173,000 income tax expense in the quarter compared to $982,000 in the prior year quarter. This expense was based on the Company's estimate of tax liability for the fiscal year 1999.

THREE MONTHS ENDED JANUARY 31, 1999 AND OCTOBER 31, 1998:
---------------------------------------------------------

As a result of the adverse market conditions previously noted, the Company took several steps to reduce its expense structure in an attempt to return to operating profitability as soon as possible. These steps included reducing the Company's direct sales force in order to improve sales effectiveness through the use of the Company's most experienced and successful sales executives. Additionally, the Company reduced other operating expenses during the latter portion of the Company's second fiscal quarter. As a result of these market conditions and the steps taken in response, the Company believes it would be meaningful to compare key financial results from the Company's third quarter ended January 31, 1999 to the Company's second quarter ended October 31, 1998.

REVENUES: The Company's total revenues increased 12% to $28 million from $25 million for the quarter ended October 31, 1998. This increase was largely due to an increase in the Company's license fee sales.

LICENSES: License fee revenues increased 103% in the quarter ended January 31, 1999 from the quarter ended October 31, 1998. The Company believes it is realizing results from the measures taken previously to utilize its sales force in a more focused and efficient manner.

SERVICES: Services revenues remained constant at $15.8 million, for the current quarter as well as the quarter ended October 31, 1998.

MAINTENANCE: Maintenance revenues increased 1% to $6.6 million from the quarter ended October 31, 1998, due to an increase in the installed base of customers. Maintenance revenues have a direct relationship to current and historic license fee revenues, since license fees are the source of new maintenance customers.

GROSS MARGIN: Total gross margin for the quarter ended January 31, 1999 was 46% compared to 29% for the quarter ended October 31, 1998. The gross margin on license fees rose to 85% from (13%) for the previous quarter, while gross margin on maintenance revenues increased to 61% compared to 58% in the previous quarter. The gross margin on license fees increased because of lower software amortization expense as a result of the previous quarter's write-off of capitalized software. The gross margin on services revenues increased to 26% compared to 24% in the prior quarter due mainly to cost reduction efforts.

OPERATING EXPENSES:

SALES AND MARKETING: Sales and marketing expenses decreased 16% from the quarter ended October 31, 1998. As a percentage of total revenues, sales and marketing expenses were 24% for the three months ended January 31, 1999 compared to 32% for the three months ended October 31, 1998. The Company believes that this cost reduction is a product of the Company's efforts to streamline and focus its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE: For the three months ended January 31, 1999, general and administrative expenses decreased 23% from $4.6 million for the quarter ended October 31, 1998, mainly as a result of the Company's reduction in employees and the resulting decline in administrative costs. During the quarter the average number of employees was 613 compared to 694 for the quarter ended October 31, 1998.

NINE MONTHS ENDED JANUARY 31, 1999 AND 1998
-------------------------------------------

REVENUES: Revenues for the nine months ended January 31, 1999 totaled $80.4 million, up 4% from $77.5 million in the prior year period. International revenues represented approximately 10% for the nine months ended January 31, 1999 compared to approximately 9% for the same period a year ago.

LICENSES: Software license fee revenues were 45% lower for the nine months ended January 31, 1999 when compared to the same period last year. The Company believes the lower license fees were a result of lower than expected sales by the Company's direct sales force caused by an increasingly competitive market for the Company's products and that several of the Company's potential customers delayed purchase decisions due to a variety of factors, including concern over global economic conditions and limited resources due to the allocation of resources to Year 2000 system projects. Logility's license fees for the nine months ended January 31, 1999 constituted 57% of the total license fee revenues compared to 60% in the prior year period.

SERVICES: Services revenues were 34% higher for the nine months ended January 31, 1999 compared to the same period a year ago. The Company believes this was caused by 1) an increase in the demand for professional services in assisting customers to prepare their software systems for the year 2000, 2) an improvement in the Company's ability to offer a more comprehensive package of services for its client server offerings and 3) an increase in demand for professional services in general.

MAINTENANCE: For the nine months ended January 31, 1999, maintenance revenues increased 13%, to $19.8 million compared to the same period a year ago. The increase is due to increased license fees realized in prior quarters, as new licenses are the source of new maintenance customers and therefore future maintenance income streams.

GROSS MARGIN: For the nine months ended January 31, 1999, the gross margin was 40% compared to 54% for the same period a year ago. This decrease was largely due to the decrease in license fee gross margin that was caused by the commencement of amortization expense of the Company's new Enterprise Resource Planning product which became generally available this fiscal year. Services gross margin decreased to 29% for the nine months ended January 31, 1999 compared to 31% for the same period a year ago. The decrease during the nine months is due mainly to slowing demand for professional services when compared to last year, in particular Year 2000 remediation. The decrease can also be attributed to more services work being performed that is not producing the higher margins of the past. Maintenance gross margin decreased to 61% for the nine months ended January 31, 1999 when compared to 67% during the comparable period. This reduction was due to slower than anticipated growth in maintenance revenue.

RESEARCH AND DEVELOPMENT: Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                              Nine Months Ended
                                                -----------------------------------------
                                                  Jan. 31,        Percent       Jan. 31,
                                                    1999          Change          1998
                                                -----------    -----------    -----------
          Gross product development costs           $17,071         11%          $15,441
               Percentage of total revenues              21%                          20%
          Less:  capitalized development             (8,289)        28%           (6,463)
               Percentage of gross prod. dev.            49%                          42%
               costs
                                                -----------     ----------    -----------
          Product development expenses              $ 8,782          2%          $ 8,978
               Percentage of total revenues              11%                          12%

Gross product development costs increased 11% for the nine months ended January 31, 1999 as a result of the Company's continued investment in new product development. Capitalized development increased as well by 28% for the nine months ended, while the rate of capitalized development increased 49% from 42% for the nine months ended January 31, 1999. Product development expenses, as a percentage of total revenues did not change substantially from the same period in the prior year.

SALES & MARKETING: Sales and marketing expenses increased 23% to $22.9 million for the nine months ended January 31, 1999. As a percentage of total revenues, sales and marketing expenses were 28% for the nine months ended January 31, 1999 compared to 24% for the same period last year. These increases were due to increased sales and marketing expenditures, as well as a decrease in the growth rate of revenues.

GENERAL & ADMINISTRATIVE: General and administrative expenses increased 49% to $12.5 million for the nine months ended January 31, 1999. These expenses increased primarily as a result of the Company's growth in employees and the resulting growth in administrative costs.

NON-RECURRING CHARGE: In the quarter ended October 31, 1998, the Company incurred a non-recurring charge against earnings of $26.2 million. This charge was the result of the write-off of certain capitalized software development costs in the amount of $24.2 million, impaired asset write-off of $1.8 million and restructuring charge of $221,000 which were mainly attributable to the uncertainty of the world economy and a general reallocation of the market's IT budgets to fix year 2000 problems which management believes have stalled the adoption of the Company's products. An additional one-time cost of $1.8 million was related to the in-process research and development expense related to the acquisition of New Generation Computing during the quarter ended July 31, 1998.

OTHER INCOME: Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary's earnings or loss. For the nine month period ended January 31, 1999, other income increased to $2.5 million from $2.4 million in the comparable period last year, due primarily to the effect of the minority interest calculation as a result of the losses incurred at the Company's majority owned subsidiary, Logility, Inc. This was partially offset by a reduction in the unrealized gains recorded on the Company's investments.

INCOME TAXES: The Company recorded tax expense of $373,000 for the current nine months ended January 31, 1999 compared to $2.7 million for the nine months ended January 31, 1998. This expense was based on the Company's estimate of tax liability for the fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's operating activities provided cash of approximately $9.0 million in the nine months ended January 31, 1999, and provided cash of approximately $6.9 million in the same period last year. The cash provided by operations during the nine months ended January 31, 1999, was primarily attributable to a non cash charge of $27.8 million for in-process research and development, charge for asset impairment and restructuring expenses, an increase in proceeds from trading securities of $9.0 million, an increase in non-cash depreciation and amortization expense of $8.1 million, a decrease in money market funds of $4.2 million and an increase in accounts payable and other liabilities of $2.5 million and a decrease in prepaid expenses of $1.3 million. This is partially offset by a net loss of $37.7 million, purchases of trading securities of $6.3 million, a decrease in minority interest in subsidiary loss of $1.2 million.

The cash provided by operations during the same period of the prior year was attributed to net income of $5.2 million, increase in non-cash depreciation and amortization expense of $7.4 million, an increase in the proceeds from the sales and maturities of investments of $4.9 million, an increase in deferred revenue of $3.7 million, and an increase in deferred income taxes of $2.7. This was partially offset by an increase in money market funds of $5.9 million, an increase in accounts receivable of $7.2 million and purchases of trading securities of $1.9 million.

Cash used for investing activities was approximately $7.4 million for the nine months ended January 31, 1999 and approximately $18.0 million in the same period in the prior year. The substantial amount of cash was used for capitalized software development costs of $8.7 million, purchase of majority interest in companies for $2.0 million, the purchase of property and equipment of $1.4 million, the Company's Logility subsidiary in the amount of $1.5 million and minority interest in business of $858,000. This was substantially offset by the sale of investments of $7.1 million. Cash used for the same period in the prior year was primarily for capitalized software of $6.5 million, the purchase of property and equipment of $1.1 million and the purchase of investments of $9.7 million.

Cash used in financing activities was approximately $2.3 million for the nine months ended January 31, 1999 and cash provided by financing activities in the amount of $33.5 million in the same period of the prior year. Cash was used to repurchase common stock of the Company in the amount of $2.6 million. Net cash provided by financing activities of $33.5 million in the nine months ended January 31, 1998 represented proceeds from the public offering of Logility, Inc. common stock.

Days Sales Outstanding in accounts receivable was 88 days as of January 31, 1999, compared to 89 days as of January 31, 1998.

The Company's current ratio was 2.2 to 1 and cash and investments totaled 42% of total assets at January 31, 1999 compared to 3.2 to 1 and cash and investments totaling 42% of total assets at April 30, 1998. The reduction in the current ratio was due to the operating losses incurred as of January 31, 1999. The Company expects existing cash and investments, combined with cash generated from operations, to be sufficient to meet its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

On December 18, 1997, American Software Inc.'s board of directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company's class A common stock through open market purchases. On March 11, 1999 the board of directors approved a resolution authorizing the Company to repurchase an additional 700,000 shares to bring the total to 2.2 million shares of the Company's class A common stock through open market purchases. The timing of any repurchases will depend on market conditions, the market price of the Company's common stock and management's assessment of the Company's liquidity and cash flow needs. Since this resolution was adopted, the Company has repurchased 993,833 shares of common stock at a cost of approximately $3,371,794 as of January 31, 1999.

On December 15, 1997, The Company's subsidiary, Logility, Inc.'s Board of Directors approved a resolution authorizing the Company to repurchase up to 350,000 shares of the Company's common stock through open market purchases at prevailing market prices. Logility,Inc. completed this repurchase plan in November 1998. In November 1998 Logility,Inc. adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of Logility's liquidity and cash flow needs. For both plans, to date Logility,Inc. has purchased a cumulative total of 374,100 shares at a total cost of $3.4 million.


YEAR 2000 READINESS DISCLOSURE


PRODUCTS:
--------

Based on management's assessment, the Company believes that the current versions of its software products are Year 2000 compliant. However, the Company believes some of its customers may be running earlier versions of the Company's products that are not Year 2000 compliant, and the Company has been encouraging such customers to migrate to current product versions. The Company offers its customers the alternatives of implementing a modification to non-compliant legacy versions of its software or migrating to a later version of the software which is Year 2000 compliant. Moreover, the Company's products are generally integrated into other systems involving complex software products developed by other vendors. Year 2000 problems inherent in a customer's other software programs might significantly limit that customer's ability to utilize the Company's products.

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

The Company believes that Year 2000 issues have affected and may continue to affect the purchasing decisions of customers and potential customers of the Company's products. Many businesses are expending significant resources on projects to make their current hardware and software systems Year 2000 compliant. Such expenditures may result in reduced funding for projects to purchase software products such as those offered by the Company. Potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Any of the foregoing could have a material adverse effect on the Company's business, operating results and financial condition.

INTERNAL SYSTEMS:
----------------

The Company is working to identify and remediate all internal systems which may impact the operations of the Company. The cost of converting the Company's internal systems is not expected to be material since the Company is utilizing internal resources to meet their Year 2000 readiness needs. The Company has completed 90% of it's system evaluation and 70% of it's remediation. The Company estimates the completion of it's remediation and testing by August 31, 1999.

The Company utilizes third-party vendor equipment, telecommunication products and software products that may or may not be Year 2000 compliant. The Company has been communicating with such third party vendors about their plans and progress in addressing the Year 2000 problem, and the Company has requested assurances that such equipment, product and services will be Year 2000 compliant. The Company has received such assurances from certain of the third party vendors and is waiting to receive such assurances from the remaining vendors. In the event that such additional assurances are not timely received, the Company will switch to another vendor or take such other action as the Company shall deem appropriate. Although the Company is currently taking steps to address the impact, of the Year 2000 compliance issue surrounding such third-party products, failure of any critical technology components to be Year 2000 compliant may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

The Company's evaluation of Year 2000 issues includes the development of contingency plans for business functions that are susceptible to a substantive risk of disruption resulting from a Year 2000 related event. Because the Company has not yet identified any business function that is materially at risk of the Year 2000 related disruption, it has not yet developed detailed contingency plans specific to Year 2000 events for any business function. The Company is prepared for the possibility, however, that certain business functions may be hereafter identified as at risk and will develop contingency plans for such business functions when and if such determinations are made.

Forward-looking statements contained in this Year 2000 Compliance discussion should be read in conjunction with the Company's disclosure under the heading of Forward Looking Statements, below, for the purposes of the Safe Harbor provisions of the Private Securities Litigation Act of 1995


RECENT ACCOUNTING PRONOUNCEMENTS

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

On May 1, 1998 the Company adopted Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") which was effective for financial statements for fiscal years beginning after December 15, 1997. The implementation of this statement has not had a material impact on the Company's unaudited condensed financial statements. The Company does not expect that adoption of SOP 97-2 will significantly affect its results of operations.


FORWARD-LOOKING STATEMENTS

It should be noted that this discussion contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors include changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could affect the future performance of the Company. For further information, refer to the Company's Form 10-K for the year ended April 30, 1998, and other reports and documents subsequently filed with the Securities and Exchange Commission which are publicly available.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


                         PART II  - OTHER INFORMATION


Item 1.   Legal Proceedings
------    -----------------

          The registrant is not currently involved in legal proceedings requiring further disclosure under this item.


Item 2.   Changes in Securities and Use of Proceeds
------    -----------------------------------------

          (a)       Not applicable.

          (b)       Not applicable.

          (c)       Not applicable.

          (d)       Not applicable.

Item 3.   Defaults Upon Senior Securities
------    -------------------------------

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

          None.

Item 5.   Other Information
------    -----------------

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

(a)  Exhibits
     --------

      11.1     Statement re: Computation of Per Share Earnings (Loss).

      27.1     Financial Data Schedule

(b)  No report on Form 8-K was filed during the quarter ended January 31, 1999.



                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN SOFTWARE, INC.

DATE           March 15, 1999       /s/ James C. Edenfield
               --------------       ----------------------------------
                                    James C. Edenfield
                                    President, Chief Executive Officer
                                    and Treasurer

DATE           March 15, 1999       /s/ Vincent C. Klinges
               --------------       ----------------------------------
                                    Vincent C. Klinges
                                    Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

 Exhibit                                                                           Page
 -------                                                                           ----
11.1      Statement re: Computation of Per Share Earnings (Loss) (Unaudited)        23

27.1      Financial Data Schedule  (Unaudited)                                      24