Form 10-K
period 1999-04-30
AMERICAN SOFTWARE INC
filed 1999-07-27
CIK 713425

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                ----------------
                                   FORM 10-K

(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended April 30, 1999

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                      For the transition period from    to

                         Commission File Number 0-12456

                                ----------------
                            AMERICAN SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                                         470 East Paces Ferry Road, N.E.
               Georgia                           Atlanta, Georgia
   (State or other jurisdiction of        (Address of principal executive
    incorporation or organization)                   offices)


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

                                ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]
   At July 12, 1999, 16,772,044 Class A Common Shares and 4,768,289 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at July 12, 1999) of the Class A shares held by nonaffiliates was approximately $64 million.

           DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

1. 1999 Proxy Statement into Part III.
2. Form S-1 Registration Statement No. 2-81444 into Part IV.
3. Form S-8 Registration Statements Nos. 333-55214, 333-62529 and 333-67533 into Part IV.
4. Form 10-K's for fiscal years ended April 30, 1990, 1995 and 1998 into Part
   IV.
5. Form 10-Q's for the quarters ended January 31, 1990 and October 31, 1990 into Part IV.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Forward-Looking Statements

   In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; future customer benefits attributable to the Company's products; developments in the Company's markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships; and future economic, business and regulatory conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Risk Factors" in Item 1 of this Form 10-K as well as the cautionary statements and other factors set forth elsewhere herein.

                                     PART I

ITEM 1. BUSINESS

Company Overview

   American Software Inc. ("American Software" or the "Company") through its subsidiaries, develops, markets and supports a portfolio of application software solutions that enable businesses to respond to today's dynamic global marketplace. The Company's software and services solutions are designed to automate many planning and operational functions principally in the areas of:
(i) Enterprise Resource Planning (ERP), (ii) Flow Manufacturing, (iii) E-Commerce Solutions and (iv) Logility Value Chain Solutions(TM). The Company's products are designed to provide rapid return on investment while offering maximum scaleability. The Company also provides support for its software products, such as software enhancements, documentation updates, customer education, consulting, systems integration services, millennium conversions, maintenance and outsourcing.

   ERP is an integrated suite of products designed to automate many of the daily operational tasks of a global enterprise. ERP is responsible for the execution of many key business processes including the physical movement of and accounting for goods throughout the supply chain. ERP functions may include inventory management, order management, purchasing, finance and manufacturing.

   Flow Manufacturing(R) is a solution that is designed to automate the manufacture of discrete products. Flow Manufacturing is designed around a new manufacturing paradigm which states that materials should be "pulled" into the manufacturing process based on customer demand instead of "pushing" materials based on quarterly production schedules and safety stock needs. Flow Manufacturing can co-reside with traditional manufacturing solutions or it can completely replace traditional manufacturing. Flow Manufacturing techniques are also known as agile, lean, or demand flow manufacturing.

   E-Commerce solutions deliver significant benefits including the ability to reach new markets, lower transaction costs, shorten cycle times, enhance service levels and maximize profitability. In fiscal 1999, the Company introduced this new family of strategic Internet-based products to simplify customer purchases, internal requisitioning, employee expense processing and order management. In addition, the Company offers a range of outsourcing services, from sophisticated Data Center and E-commerce outsourcing to project-related and permanent staffing under the AmQUEST subsidiary.

   Value Chain Solutions, which is offered by the Company's Logility, Inc. subsidiary, represents the proactive use of information to ensure that the right products are delivered to the right place at the right time. This planning process is focused on demand forecasting, inventory and warehouse management, replenishment and manufacturing planning, manufacturing scheduling as well as transportation management. The Logility

Value Chain Solutions product suite consists of software that enables suppliers, manufacturers, distributors and wholesalers to more effectively collaborate and manage their value chains.

   The Company markets and supports its application software products and services to a wide range of end users, including manufacturers of chemicals, consumer products, electronics, food and beverage products, pharmaceuticals, pulp and paper, industrial products, steel, and textiles, as well as retailers, wholesale distributors, and the health and beauty care industry, petroleum producers, public utilities and the transportation industry.

Industry Background

   Many changes are occurring in global businesses that are forcing companies to re-engineer the way they manufacture products and deliver services. Changes in markets, products, partnerships and competition impact business plans on a daily basis. Competitive pressures are forcing companies to shorten their product life cycles, which creates significant risks. Retailers and consumers are becoming more demanding because of the broad range of choices available. Many companies are acquiring other businesses or even being acquired in order to assemble a competitive portfolio of products and services. This means a constant flux in business structures and organizational models. Manufacturing is now a global operation, and it is not uncommon to have an enterprise sourcing supplies in one country, conducting pre-assembly in another country and performing final assembly in yet a third country. All of these dynamics mean that swift, accurate decision making is critical to survival.

   Effective information technology (IT) solutions, which support not only the operational aspects of the business but also support planning and intelligent decision-making, can often mean increased competitive advantage. IT solutions which provide the ability to quickly respond to market opportunities, customer needs and/or value chain constraints can often lead to increased market share, increased profitability and improved shareholder returns. All of the Company's software solutions are designed to support either a company's operational requirements or its decision support needs.

   Companies rely on ERP systems to conduct the daily transactions vital to running a business, from taking an order, to sending a purchase order to a supplier, to collecting monies from customers. These operational aspects of running an enterprise are the province of ERP systems. Flow Manufacturing is designed to deliver optimal conversion of raw materials into finished products in a production environment. Value Chain Solutions allow companies to proactively synchronize their supply activities and manufacturing schedules so that inventory plans are sufficient to meet customer demand.

Company Products and Services

   The Company's strategy has been to create an integrated line of standard application software and services for deployment in mainframe, client/server and web environment operating on four strategic computer platforms: (1) IBM System/390 Mainframe or compatible, (2) IBM Midrange--AS/400, (3) UNIX--HP 9000, IBM RS/6000 and other Unix platforms and (4) Intel-based servers and clients that operate Windows 3.1, Windows NT. The products are written in various standard programming languages utilized for business application software, including ANS COBOL, COBOL II, Micro Focus COBOL, C, C++, Visual Basic and other programming languages, and many have both on-line and batch capabilities. An integral part of this strategy has been to integrate unique characteristics of personal computers and Internet browsers as clients in the products provided by the Company.

Note: ES/9000, RS/6000 and AS/400 are registered trademarks of the International Business Machine Corporation. HP 9000 is a registered trademark of Hewlett Packard Corporation.

   The following is a summary of the Company's main software solutions:

ENTERPRISE SOLUTIONS SOFTWARE

   The Company's enterprise solutions are comprehensive applications designed to operate complex, multi-site, multi-national enterprises. Most applications can operate on a stand-alone basis, integrated with one or more solutions offered by the Company and/or integrated with one or more systems from other vendors. The Company's Enterprise Solutions are comprised of the following module groups: Manufacturing, Logistics and Financials.

   In April 1998, the Company introduced its next generation ERP solution called INTELLIPRISE(TM). This client/server based ERP solution supports multiple international business and manufacturing models, features an "out of the box" data warehouse, provides internet connectivity and offers the flexibility to quickly respond to changing business environments.

Manufacturing Modules

   Companies may choose either the Company's Traditional Manufacturing or Flow Manufacturing solutions. The modules listed below are the solution components within Traditional Manufacturing:

       1. Master Scheduling
       2. Material Requirements Planning II (MRP II)
       3. Bill of Materials
       4. Capacity Planning
       5. Production Order Status
       6. Route and Work Center Maintenance
       7. Shop Floor Control

Logistics Modules

   The Company's logistics solution consists of an integrated system of six modules which provides information concerning the status of purchasing activities, customer orders, inventory position and internal inventory requisition requirements. These modules perform primarily the following functions:

       Inventory Asset Management

       . Inventory Asset Control
       . Lot Processing
       . Receipt & Shipment Management
       . Serialized Inventory Processing
       . Replenishment Processing
       . Requistition Management
       . Inspection

       Procurement

       . Blanket Purchasing
       . Pricing Management
       . Approval Routing

       Customer Order Management

       . Order Mananagment
       . Pricing & Promotions Management
       . Shipping Management

       . Billing Management
       . Credit Control Processing

Financial Modules

   The Company's comprehensive financial solutions provide functions such as financial reporting, budgeting, asset management, cash management, credit management and receivables management. These systems assist in resolving customers' specific financial control issues faster and more effectively. The specific applications available are:

       General Ledger

       . Chart of Accounts Processing
       . Budgeting
       . Journal Entry Processing

       Accounts Payable

       . Voucher Entry Processing
       . Payment Processing

       Treasury

       . Bank Reconciliation
       . Cash Management
       . Netting & Write-Offs

       Accounts Receivable

       . Credit Management
       . Collections Management
       . Cash Receipts Management
       . Financial Notices & Dunning Management
       . Activity Manager

   Key benefits of Enterprise Solutions include the following:

     Modular, Scaleable Solution. Companies may purchase one or more modules for point solution(s), which can be integrated with other enterprise software. They may also purchase an integrated product suite to handle increased requirements for enterprise management, processing and/or transaction volume.

     Year 2000 Compliance. All Enterprise Solutions are Year 2000-enabled, which means that the applications have been modified and tested to handle dating logic beyond the Year 2000. The Company believes that Year 2000 compliant applications will be sold to both existing customers as well as new customers.

     Broad Product Offering. The Company's long-term market presence has enabled it to develop an extensive portfolio of solutions. The Company believes that the combined offerings of all product lines are among the broadest range of solutions in the marketplace today. Users that only license one application module typically are candidates to license additional applications offered by the Company.

     Extensive Functionality. The Company's enterprise software provides extensive strategic and tactical functionality to facilitate operations and/or support decision-making across one or multiple sites. This functionality includes multi-currency and multi-language, as well as support of multiple databases and extensive analytical capabilities.

     Rapid Deployment. The Company's products utilize a modular design, thereby streamlining implementation and allowing deployment in a relatively short time frame. The comprehensive functionality of each module generally permits customers to implement the solutions with nominal modifications. In addition, the Company's software combines sophisticated techniques and tools with an intuitive, Windows-based interface to reduce training requirements and implementation tasks.

FLOW MANUFACTURING SOFTWARE

   The Flow Manufacturing solution is designed to operate with the Company's Enterprise Solution or with an ERP solution provided by other companies. Flow Manufacturing can be used in conjunction with traditional manufacturing or it can be the sole manufacturing solution deployed throughout an enterprise. The solution is designed to support complex multi-plant global manufacturing requirements. The solution is comprised of the following modules:

       1. Line Design
       2. Kanban Management
       3. Demand Smoothing
       4. Product Costing
       5. Engineering Change
       6. Method Sheets

   Key benefits of Flow Manufacturing include the following:

     Market Leadership. After several years of working with innovative manufactures to automate lean manufacturing operations, the Company was first-to-market with a comprehensive packaged software solution that meets Flow Manufacturing, the unique flow requirements of discrete manufacturing.

     Scaleable Implementation. Flow Manufacturing can be scaled to handle a single production line up to the requirements of a complex multi-plant, multi-source manufacturing environment. The solution can also co-exist with traditional manufacturing such that Flow Manufacturing can be used for some portions of production and assembly while traditional manufacturing is maintained for others. The Company believes that this hybrid approach to the implementation of Flow Manufacturing offers manufactures significant flexibility.

     Integration. Flow Manufacturing can be licensed in conjunction with the Company's other enterprise solutions or it can be licensed to companies that are using other vendors' enterprise solutions. Industry-standard data formats, interfaces and protocols facilitate this integration.

     Rapid Deployment. The Company's products utilize a modular design, thereby streamlining implementation and allowing deployment in a relatively short time frame. The comprehensive functionality of each module generally permits customers to implement the solutions with nominal modifications. In addition, the Company's software combines sophisticated techniques and tools with an intuitive, Windows-based interface to reduce training requirements and implementation tasks.

E-COMMERCE SOLUTIONS

   The ECON (Electronic Commerce Over the Net) solution is designed to utilize the power of the Internet to enable a company to reach new markets, lower transaction costs, shorten cycle times, enhance service levels and maximize profitability. The specific applications under the ECON family are:

     ECON/Order(TM) allows an organization's customers or sales force to place orders anywhere, anytime. Via the Internet or corporate intranets, users have secure and easy access to order management system where they can view important information like existing orders, credit availability, discounts and promotions, plus online catalogs that make ordering easy.

     ECON/Purchasing(TM) reduces time and costs associated with purchasing by making it possible to purchase goods online. Purchases can easily search through multiple catalogs from approved suppliers. Once items are selected ECON/Purchasing automatically issues the purchase order via the Internet, fax, or e-mail using "Open buying on the Internet."

     ECON/Catalog(TM) simplifies and automates employee purchasing by letting companies place catalogs and product lists from approved suppliers onto a corporate intranet for self purchasing. It provides access to supplier products with all purchasing information contracted for by buyers and suppliers, giving companies current information 24 hours a day.

     ECON/Expenses(TM) delivers a powerful, easy-to-use graphical tool to expedite expense processing by enabling employees to submit, track and receive payment for expenses and receipts online, 24 hours a day. ECON/Expenses removes the inefficiency, high costs and paper jams inherent in conventional expense processing.

     ECON/Bid(TM) expedites bidding activities by streamlining bidding procedures and processes via the Internet. Its online templates simplify the creation of bid proposals. The system send e-mail alerts to request responses from all chosen vendor candidates. ECON/Bid helps complete the bidding process with preformatted purchase orders and contract templates sent directly to customers' host or server based systems for processing. Using this product, customers can 1) take internal costs out of the process, 2) leverage the Internet to optimize bidding procedures and 3) free internal bidding processes from paper logjams, delays, and needless expenses.

   AmQUEST solutions provide customers with a range of outsourcing services such as:

     Data Center and Network Outsourcing Services which provides customers with daily operational and technical support services--including 24x7x365 operations, system software and help desk support, and network-based solutions. This secure environment supports most computing platforms for vertical markets including manufacturing, distribution, healthcare, insurance and the system development arena as an Application Service Provider (ASP).

     E-Commerce Solutions provides turnkey outsourced services for conducting business over the Internet. AmQUEST will outfit websites for E-Commerce transactions and encompass Internet, intranet, extranet and electronic data interchange (EDI) as well as data portals which provide easy access to enterprise systems via a browser.

     Professional Services help customers in the area of managing Information Technology (IT) recruiting activities to locate highly qualified professionals for contract, contract-to-hire and permanent IT positions.

LOGILITY VALUE CHAIN SOLUTIONS AND SERVICES

   The Company's Value Chain Solutions are provided through Logility, Inc. The Company currently owns approximately 84% of the common stock of Logility, Inc., the remaining 16% being publicly held.

   Logility's Value Chain Solutions, is an integrated suite of value chain management solutions that enables manufacturers, distributors and retailers to more effectively manage the activities along their respective value chains and enhance collaboration among trading partners. Logility also provides i-Commerce products to expand the number of business processes that can be executed via intranets, extranets and the Internet. Logility's services include applications hosting and applications management through the i-ConnectionSM for those companies who prefer that Logility host their value chain management applications.

   The key benefits of the Company's software solutions and services include the following:

     Integrated End-to-End Value Chain Solution. The Company's Logility Value Chain Solutions provides functionality that addresses both the flow of information and the flow of products throughout the value chain. By synchronizing its comprehensive planning software products with its transportation and warehouse management software solutions, the Company's product suite can more efficiently and accurately coordinate the delivery of products to the customer. This end-to-end approach allows maximum synchronization of activities along the value chain.

     Comprehensive Planning Solution. The Company's planning solution is comprised of demand, inventory, event, manufacturing, replenishment and transportation planning modules that balance demand opportunities with supply constraints through the synchronization of information gathered from value chain participants. A key component of the Company's planning solution is its emphasis on addressing the full range of complex demand planning requirements of its customers, including comprehensive forecasting capabilities that take into account each user's unique perspective of the value chain.

     Advanced Collaborative Planning Functionality. The Company's products allow for collaboration among the various levels within an organization and among external constituents throughout the value chain. The architecture of Logility Value Chain Solutions enables key constituents to participate in the planning process, including marketing, sales, manufacturing, procurement, logistics and transportation personnel, so that the requirements of all groups are factored in to create one consensus plan. The Company's collaborative planning functionality is further enhanced with i-Commerce tools such as the Company's Logility Voyager XPS(TM), which leverages Internet technology to facilitate information sharing directly with trading partners. Through the Company's i-CommunitySM a collaborative network of trading partners, customers will be able to exchange information and conduct collaborative planning, forecasting and replenishment.

     Robust Warehouse Management Solution. The Company's integrated WarehousePRO(R) solution is designed to optimize operations within the warehouse by improving inventory turnover, increasing inventory accuracy and customer service and reducing inventory levels. The solution's object-oriented design and user-configurable architecture allows for flexible and rapid implementation. In addition, the solution features a comprehensive library of industry best-practice workflows that can be configured by the customer, thereby minimizing the need for custom programming.

     Rapid Deployment. The Company's products utilize a modular design, thereby streamlining implementation and allowing deployment in a relatively short time frame. The comprehensive functionality of each module generally permits customers to implement the solutions with nominal modifications. In addition, the Company's software combines sophisticated techniques and tools with an intuitive, Windows-based interface to reduce training requirements and implementation tasks.

     Open, Scaleable, Client/Server Architecture. Logility's software has been designed to integrate with existing in-house and third-party software applications and a variety of operating environments and platforms. The software is scaleable to manage complex processes involving tens of thousands of products across multiple sites.

Logility's i-Commerce Strategy

   Logility has launched an i-Commerce initiative that will enable it to build on current applications while moving to total Internet-based value chain management. The Company's i-Commerce strategy includes four levels of products and services designed to enable the optimization of the customer's value chain and improve collaboration. These products and services include:

  . LVCS--Internet-enabled end-to-end value chain applications through Logility Value Chain Solutions

  . i-Commerce Collaboration Solutions--expands the number of business processes that can be executed via intranets, extranets and the Internet

  . i-Connection(SM)--Logility's applications hosting service and applications management resources

  . i-Community(SM)--enables companies to collaborate with trading partners through a web-based network

Products

     Logility Value Chain Solutions is an integrated suite of value chain management solutions designed to synchronize demand opportunities with supply constraints and logistics operations. The suite is comprised of a series of integrated modules. These modules can be implemented individually in certain cases, as well as in combinations or as a full solution suite. Logility Value Chain Solutions(TM) supports multiple communications protocols and is designed to operate with industry-standard open technologies, including leading web-based and client-server environments, such as HP9000, IBM RS/6000 and Intel-based servers running Windows NT on Oracle and Microsoft SQL Server 7.

   The following table summarizes the Company's product line:

        Module                   Features
        ------                   --------
        Demand Planning          . Item and Group forecasting
                                 . Self-selecting forecast models
                                 . Personalized data views
                                 . Item stratification
                                 . Product life cycle management with
                                   simulation
                                 . Drag and drop data manipulation
        Inventory Planning       . Time-phased view of inventory
                                 . Graphical simulations of inventory trade-off
                                 . Views of dependent and independent demand
                                 . Inventory management variables
        Event Planning           . Promotion planning
                                 . Self-learning capabilities using artificial
                                   intelligence
                                 . Causal-based forecasting
                                 . Promotion profitability simulations
        Demand Chain Voyager(TM) . Forecast retrieval and modifications via the
                                   Internet and Corporate Intranets
                                 . Tight integration with Demand Planning
                                 . Promotion planning calendars
                                 . Comprehensive security features
                                 . Collaborative planning with trading partners
        Manufacturing Planning   . Enterprise-wide capacity planning
                                 . Plant-level scheduling
                                 . Supports activity-based costing
                                 . Optimizes sourcing decisions' actual costs
                                 . Interactive simulation
                                 . Real-time, in memory model
                                 . Distributed and remote visual capacity
                                   planning
                                 . Remote and collaborative manufacturing
        Replenishment Planning   . Supports continuous replenishment strategies
                                 . Constrained, time-phased distribution
                                   requirements planning
                                 . Proactive action messages
                                 . EDI integration
                                 . Available-to-promise methodologies

        Module                    Features
        ------                    --------
                                  . Multi-site sourcing and allocation
        Transportation Planning   . Load Control Center
                                  . Shipment planning and consolidation
                                  . Freight rating and routing
                                  . Carrier selection
        Transportation Management . Load tendering
                                  . Shipment confirmation
                                  . Freight audit and payment control
                                  . Shipment documentation and tracking
        Logility Voyager XPS(TM)  . Collaborative Planning, Forecasting and
                                    Replenishment (CPFR) compliant
                                  . Collaborative planning with trading
                                    partners
                                  . Configurable deployment
                                  . Open integration architecture
                                  . Value Chain Workflow(TM)
                                  . Universal Exception Builder for managing
                                    exceptions
        Value Chain Designer(TM)  . Strategic distribution network optimization
                                  . Customer assignment
                                  . Facility location
                                  . Balancing customer service levels and cost
                                  . Sourcing selection and capacity planning
        Warehouse PRO(R)          . Object oriented architecture
                                  . User configurable options
                                  . Advanced workflow technology
                                  . Dynamic label and report printing
                                  . Integrated graphical user interface

Corporate Strategy

   The Company's objective is to become the leading provider of enterprise wide solutions to mid-market distributors and manufactures. The Company's strategy includes the following key elements:

     Leverage and Expand Installed Base of Customers. The Company currently targets businesses in the consumer goods, chemicals and pharmaceuticals, apparel, utilities, telecommunication, food and beverage, and oil and gas industries. The Company intends to continue to leverage its installed base of more than 900 customers to introduce additional functionality, product upgrades, complementary modules, and application hosting services. In addition, the Company intends to expand sales to new customers in its existing vertical markets and to target additional vertical markets over time.

     Continue to Expand Sales and Marketing. The Company intends to continue to pursue an increased share of the market for software solutions by expanding its sales and marketing activities. The Company intends to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods manufacturers.

     Maintain Technology Leadership. The Company believes that it is a technology leader in the field of value chain management and flow manufacturing software solutions and intends to continue to provide innovative, advanced solutions and services to these markets. The Company believes that it was one of the earliest providers of value chain planning software solutions on a client/server platform and on Windows

  NT, and the first to introduce a value chain planning software solution that operates over the Internet and provides application hosting services. The Company intends to continue to develop and introduce new or enhanced products, such as our ECON Family of Products, and keep pace with technological developments and emerging industry standards.

     Implement E-Commerce Strategy. The Company has launched an E-Commerce initiative that will enable it to build on current applications while moving to total Internet-based value chain management. The Company's E-Commerce strategy includes three levels of products and services designed to enable the optimization of the customer's value chain and improve collaboration. These products and services include:

    . Continue to develop and sell e-Intelliprise capabilities that capitalize on the speed and flexibility of the Internet with the collaborative planning and logistics capabilities of Intelliprise.

    . Continue to develop and sell the ECON family of products that leverage the Internet to streamline processes and communications with customers, trading partners and employees.

    . Continue to grow our AmQUEST subsidiary by focusing on its web-based service capabilities including operating as an Application Service Provider (ASP).

     Focus on Integrated Planning and Logistics Execution Solution. The Company believes it is one of the few providers of integrated value chain management software solutions addressing both demand and supply planning as well as transportation and warehousing logistics requirements. The Company is focusing on providing the most comprehensive planning and execution solution aimed at optimizing operations along the value chain. The Company intends to continue to focus its development initiatives on enhancing its end-to-end solution and introducing additional capabilities that complement its integrated solution.

     Focus on Mid-Market. The Company has defined as "Mid-Market" those corporations or divisions of corporations that have annual revenues ranging from $100 million to $2 billion. Organizations of this size fit the Company's historical customer profile, and are prime candidates for the purchase and use of the Company's wide range of products operating on various platforms. Additionally, the Company anticipates that its E-Commerce strategy will be well accepted in this market segment.

     Increase Penetration of International Markets. In fiscal year ended April 30, 1999, the Company generated 10% of its total revenues from international sales and has marketing relationships with a number of international distributors. The Company intends to expand its international presence by adding additional direct sales personnel to address international markets and has created additional relationships with distributors in Europe, Latin America and the Asia/Pacific region.

     Expand Strategic Relationships. The Company has a number of varying marketing and/or product relationships with systems integrators and service organizations, including Arthur Andersen, Clarkston Potomac, INSIGHT, Inc., Whittman-Hart, Microsoft, and JBA International. In addition, the Company has developed a network of international agents who assist in the selling of the Company's products. Through our Logility, Inc. subsidiary, the Company has a number of marketing and/or product relationships with ERP vendors including Oracle, SAP and Ross Systems. The Company intends to utilize these and future relationships with software and service organizations to enhance its sales and marketing position.

     Continue to Focus on Providing High Quality Customer Service. Providing high quality customer service is a critical element of the Company's strategy. The Company intends to continue to invest in technology and personnel to accommodate the needs of its growing customer base. The Company will continue to seek new ways to improve service to customers. By providing application hosting services through our E-Commerce strategy, customers will have an alternative to managing their own applications.

     Continued Investment in ISO 9001 Certified Research & Development. The Company's quality system has received ISO certification, an international standard for product and operational quality. The Company will continue to make substantial investments in research and development to develop new products, enhance existing products and incorporate new technologies such as the Internet.

Customers

   The Company primarily targets businesses in the consumer-packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. No single customer accounted for 10% or greater of the Company's revenues in the three years ended April 30, 1999. During fiscal 1999, the Company provided software and services to approximately 900 customers. A sample of companies which have purchased one or more of the Company's products and services is as follows:

    Consumer
    Packaged       Chemicals, Oil & Gas,
     Goods            Pharmaceuticals              Manufacturing and Others
    --------       ---------------------           ------------------------
  Bausch &
   Lomb         Boots the Chemist           Appleton Paper
  Coca Cola     CITGO                       Harley Davidson
  ConAgra       Eastman Chemical Co.        HartMarx
  Heineken USA  FINA Inc.                   HugoBoss
  Nestle
   France       Norton Chemical             Intesa
  Sara Lee
   Knit
   Products     Pfizer International        Komatsu America
  S.C. Johnson
   & Sons       Pharmacia & Upjohn          Maidenform
  Seagram       SC Johnson Polymer          Magneti Marelli
  Tiffany's     Sigma-Aldrich Corp.         Mayville Metal Products
  VDK Frozen
   Foods        Tyco Plastics and Adhesives Mercury Marine
  VF
   Corporation                              Reynolds Metals
                                            Siecor (joint venture between Siemens &
                                            Corning)
   Utilities        Telecommunications      Sony Electronics
   ---------        ------------------
  Atlanta Gas
   Light
   Company      Bell Atlantic               Subaru of America, Inc.
  Consolidated
   Edison       British Telecom             Unifirst
  Florida
   Power &
   Light        GTE                         Union Camp
  Indiana Gas
   Company      Southwestern Bell           US Ceramic Tile
  Texas
   Utilities    US West                     WestPoint Stevens
  Virginia
   Power                                    William Carter
                                            York International

Integrated System Design

   While the Company's software applications can be used individually, they are designed to be combined as integrated systems to meet unique customer requirements. The user may select virtually any combination of modules to form an integrated solution for a particular business problem.

   Customers frequently require services beyond those provided by the Company's standard support/maintenance agreement. To meet those customers' needs, the Company established a separate professional services division which provides specialized business and software implementation consulting, custom programming, on-site installation, system-to-system interfacing and extensive training. These services, frequently referred to as systems integration services, are provided for an additional fee normally under a separate contract, based upon time and materials utilized.

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

   The Company sells its products directly to the end-user through its sales and presales staff of approximately 84 persons located in six (6) areas worldwide: Mid U.S. (20), Northeast U.S. (11), Southern U.S. (36), Western U.S.
(4), Europe (12), and Canada (1). The presales staff provides consultation, advice and assistance to the sales executives and the customer in selecting an appropriate configuration of application software modules to address the user's needs. The Company obtains sales leads from its advertising in trade publications, participation in industry trade shows and exhibitions, Company-conducted seminars and telemarketing activities and referrals from existing customers.

   In 1999, the Company continued its program to develop a network of sales agents to support its sales internationally. These agents, along with a designated Company-employed country manager, are establishing a national presence for the Company in targeted countries throughout Latin America, Europe and the Middle East.

   The price for the Company's products typically is determined based upon the number of modules licensed and the number of servers, users and sites for which the solution is designed. The license fee for such a solution could range from $7,000 for a single module to in excess of $6,000,000 for a multi-module, multiple-user solution incorporating the full range of Company products. During fiscal year ended April 30, 1999, license fees generally ranged from $50,000 to $1.5 million.

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

Installation, Network Management, Maintenance and Support

   The Company offers a full range of services that allow its customers to maximize the benefits of the Company's software products including project management, implementation, product education, technical consulting, programming services, system integration and maintenance and support. The customer receives documentation manuals or imbedded help software, which describe the system's features and its method of operation. The user is normally entitled to telephone support for a period of at least six months at no additional charge. The Company's software products are continually enhanced and improved to accommodate technological changes and other factors, which may affect the customer's information requirements. The Company's services are priced separately , and fees for its services generally are not included in the price for its software products. To receive maintenance, which includes enhancements, from the Company after the initial period, customers pay fees, which are based on the then-current price of the product.

   As a part of its support service, the Company provides experienced application and data processing personnel to answer telephone inquiries on a 24-hours-a-day, seven days-a-week basis, and furnishes consulting support in implementing and maintaining the systems. In addition, training courses and documentation materials are available to train personnel and update them on new system features.

   The Company markets its professional and data processing resources as an Application Services Provider (ASP) providing hosting of customers applications, which could be the Company's products or third party vendor products, normally under long-term contract. The Company believes ASP services represent a growth opportunity by providing customers with an outsourcing IT solution and creating a basis for predictable long-term recurring revenues.

   To complement customer support, the Company and its customers actively participate in its User Group Association. Established in 1980, the User Group exchanges ideas and techniques for use of the Company's products and provides a forum for customers' suggestions for product development and enhancement. User Group meetings include guest speakers who are recognized authorities in their areas of expertise.

Research and Development

   American Software is committed to the development and acquisition of new products and to the continued enhancement of its existing products. During fiscal 1999, 1998, and 1997, the Company expensed approximately $11,511,000, $12,112,000 and $7,343,000, respectively, for research and development. In addition, the Company capitalized $10,902,000, $8,827,000, and $9,898,000 in software development costs during fiscal years 1999, 1998, and 1997, respectively, in accordance with the Statement of Financial Accounting Standards No. 86. The Company's new internal product development and enhancements of existing products include two categories: research and development expenditures and additions to capitalized computer software development costs. These combined categories totaled $22,413,000, $20,939,000, and $17,241,000 in fiscal years 1999, 1998 and 1997, respectively, and represented 21%, 19%, and 20%, respectively, of total revenues in those years.

   The Company believes that its client/server and Internet-based solutions, which utilize the latest technologies, will be important for its long-term growth. As of April 30, 1999, the Company employed approximately 275 persons in research, development and enhancement activities.

Competition

   The market for enterprise applications is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. In the application software market, the Company competes directly with a number of firms, including computer manufacturers, large diversified computer service companies and independent suppliers of software products. Approximately six firms that market mainframe application software products and thirty firms that market midrange and client/server application software products are significant competitors for one or more of the Company's products. A number of these competitors have financial, marketing, management and technical resources substantially greater than those of the Company.

   The Company's primary market for its software includes manufacturers and distributors in consumer package goods, food & beverage, chemicals, pharmaceuticals, industrial products, and textiles, as well as retailers, wholesale distributors, health & beauty care, public utilities and public transportation on IBM mainframe, AS/400, RS/6000, HP 9000, and additional UNIX platforms, as well as Intel-based servers and clients that operate Windows 3.1, Windows 95, and Windows NT.

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

Employees

   At April 30, 1999, the Company had 682 full-time employees, including 275 in product development and technical support, 261 in customer support and professional services, 110 in marketing, sales and sales support, and 36 in accounting, facilities and administration. The Company believes that its continued success will depend in part on its ability to continue to attract and retain highly skilled technical, marketing and management personnel, who are in great demand.

   The Company has never had a work stoppage and no employees are represented under collective bargaining arrangements. The Company considers its employee relations to be excellent.

Risk Factors

   The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties, which may have a material adverse effect on the Company's business, operating results or financial condition. This section should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and Notes thereto for the three years ended April 30, 1999, 1998 and 1997.

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

   The Company's software products revenues are also difficult to forecast because the market for enterprise application software products is rapidly evolving, and the Company's sales cycles vary substantially from customer to customer. Because the licensing of the Company's products generally involves a significant capital expenditure by the customer, the Company's sales process is subject to the delays and lengthy approval processes that are typically involved in such expenditures. In addition, the Company expects that sales derived through indirect channels, the timing of which is harder to predict than for direct sales because there is less direct contact with the prospective customer, will increase as a percentage of total revenues. For these and other reasons, the sales cycle associated with the licensing of the Company's products varies substantially from customer to customer and typically lasts between four and six months, during which time the Company might devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and might experience a number of significant delays, over which the Company has no control.

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

   Rapid Technological Change and New Products. The market for the Company's software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to continue to enhance its current product line, to maintain and extend compatibility with other leading software systems and with widely used hardware and operating system platforms, and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. The introduction of products using new technologies and the emergence of new industry standards could render the Company's existing products, and products currently under development, obsolete and unmarketable. In addition, there are special risks associated with products, such as the ECON product line, Demand Chain Voyager and Logility Voyager XPS modules, that must comply with rapidly changing Internet standards. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis, fully functional product enhancements or new products that respond to technological advances by others, or that new products will achieve market acceptance. The Company's failure to successfully develop and market product enhancements or new products could have a material adverse effect on the Company's business, operating results and financial condition.

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

   International Operations. The Company derived approximately 10%, 9%, and 10% of its total revenues from international sales in the fiscal years ended April 30, 1999, 1998 and 1997, respectively. The Company believes that continued growth and profitability will require increased international sales. The Company must establish additional foreign operations and hire additional personnel, as well as expand its indirect sales channels in markets outside North America. To the extent that the Company is unable to do so in a timely and effective manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, even if international operations are successfully expanded, there can be no assurance that the Company will be able to maintain or increase international market demand for its products or that such operations will be profitable.

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

   Implementation of E-Commerce Strategy. The Company intends to devote significant resources to the implementation of its E-Commerce strategy. Expanding the number of business processes that can be executed via intranets, extranets and the Internet is a key component of the E-Commerce strategy. Because of the special risks associated with developing and marketing products intended for this market segment noted in "Rapid Technological Change and New Products" above, there can be no assurance that the Company will be successful in the implementation of its E-Commerce strategy.

   Dependence on Proprietary Technology. The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its products. The Company has not sought to patent its software products and thus does not have the protection that patents might provide. There can be no assurance that the protections relied upon by the Company will be adequate to protect its proprietary rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties, including customers, may attempt to reverse engineer or copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of certain foreign countries in which the Company's products are or may be licensed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. As a result, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Although the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company. Defense of such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business results of operation and financial condition.

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

   Year 2000 Compliance. Both the Company's internal operations and products use a significant number of computer software programs and operating systems. Given the information known at this time, the Company's systems and products, coupled with the Company's ongoing efforts to maintain systems and products as necessary, the Company does not anticipate that the "Year 2000 issue" or related costs will have a material adverse effect on the Company's business, results of operations or financial condition. Circumstances could change, however, most particularly as a result of the necessary system interfaces between the Company's products and other systems utilized by the Company's customers. (Please see further information located in Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS)

ITEM 2. PROPERTIES

   The Company's corporate headquarters are located in an approximately 100,000 square foot office building owned by the Company at 470 East Paces Ferry Road, N.E., Atlanta, Georgia.

   The Company also leases a two-story, 17,500 square foot building at 443 East Paces Ferry Road, N.E. Atlanta, Georgia, which is used primarily for financial administration. This building is owned by a limited partnership of which Thomas
L. Newberry and James C. Edenfield, the principal shareholders of the Company, are the sole partners. The term of the lease expired December 31, 1996, and has been continued on a quarterly basis with a current base rental rate of $17.00 per square foot, pending negotiation of a new lease.

   The Company owns a four-story 42,000 square foot building at 3110 Maple Drive, N.E, a one-story 1,400 square foot building at 3116 Maple Drive, a one-story 14,000 square foot building at 3120 Maple Drive, and a two-story 10,000 square foot building at 480 East Paces Ferry Road, each of which is located near the Company's headquarters. The Company also owns a one-story 4,000 square foot building at 490 East Paces Ferry which it leases to a restaurant.

   The Company has entered into leases for sales offices located in various cities in the U. S. and overseas. Normally, these leases are for terms of less than five years and average 3,000 square feet of leasable space.

   The Company owns a variety of electronic and computer equipment, including four mid-sized computers, consisting of one IBM 9121 210, one IBM 9121 621, one 3090-600E, five IBM AS/400s and leases one IBM 9672-R24, one IBM 2003-205, one IBM 2003 2C5, one IBM 9221, one IBM 3090-400J, and one IBM 962 R31 all of which are used for program development and testing, network management and product demonstrations.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NASDAQ Symbol

   The Company's Class A Common Shares are listed on the NASDAQ Stock Market-- National Market under the symbol AMSWA. As of July 12, 1999, there were 7,501 holders of record of the Company's Class A Common Shares, some of whom are holders in nominee name for the benefit of different shareholders, and two holders of the Company's Class B Common Shares.

Market Price Information

   The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company's last two fiscal years (1998 and 1999).

                                                              High     Low
                                                              ----     ----
      Fiscal Year 1999
      First Quarter.......................................... $ 8 1/4  $ 5 3/4
      Second Quarter.........................................   5 1/2    1 15/16
      Third Quarter..........................................   3 7/16   2 1/8
      Fourth Quarter.........................................   3 1/2    2 13/32
                                                              High     Low
                                                              ----     ----
      Fiscal Year 1998
      First Quarter.......................................... $ 8 1/2  $ 6 1/8
      Second Quarter.........................................  15 1/8    8 3/4
      Third Quarter..........................................  12 3/4    8 1/2
      Fourth Quarter.........................................  10 5/8    7 1/8

   No dividends were paid on the Company's common stock during the past three fiscal years. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                   1999      1998    1997    1996      1995
                                 --------  -------- ------- -------  --------
                                  (In thousands, except per share amounts)
For year ended April 30:
Revenues........................ $109,177  $107,472 $84,711 $77,557  $ 79,462
Total costs and expenses........  147,175*   98,820  83,030  92,886*   93,049
                                 --------  -------- ------- -------  --------
  Operating earnings (loss).....  (37,998)    8,652   1,681 (15,329)  (13,587)
Other income....................    3,415     3,791   1,744   2,569     2,245
                                 --------  -------- ------- -------  --------
  Earnings (loss) before income
   taxes........................  (34,583)   12,443   3,425 (12,760)  (11,342)
Income tax expense (benefit)....   (1,766)    4,648   1,093  (3,011)   (4,653)
                                 --------  -------- ------- -------  --------
  Net earnings (loss)........... $(32,817) $  7,795 $ 2,332 $(9,749) $ (6,689)
                                 ========  ======== ======= =======  ========
Net earnings (loss) per common
 and common equivalent share--
 diluted........................ $  (1.48) $    .32 $   .10 $  (.44) $   (.30)
Cash dividends per share........ $    --   $    --  $   --  $   --   $    .16
Cash dividends paid............. $    --   $    --  $   --  $   --   $  3,570
As of April 30:
Working capital................. $ 40,025  $ 63,263 $21,492 $21,511  $ 36,407
Total assets.................... $107,358  $142,656 $99,509 $90,782  $107,792
Long-term debt.................. $    950  $    --  $   --  $   --   $    --
Shareholders' equity............ $ 67,197  $100,810 $67,152 $64,255  $ 74,037

--------
* The 1999 total costs and expenses includes write-downs of $26.6 million related to 1) the write-off of certain capitalized software development costs in the amount of $24.2 million, 2) purchased research & development expense of $1.8 million related to the acquisition of New Generation Computing, 3) an impaired asset write-off of $0.4 million and 4) restructuring charge of $0.2 million. The 1996 total costs and expenses includes fourth quarter write-downs of $6.1 million to net realizable value for certain capitalized computer software development costs and purchased computer software costs and $2.7 million recorded to the provision for doubtful accounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The Company develops, markets, and supports Internet commerce, enterprise resource planning ("ERP") and integrated supply chain management solutions. The product line encompasses integrated business applications such as demand forecasting, logistics planning, warehouse management, order management, financials, manufacturing, and transportation solutions. The Company offers professional services to its customers in support of its products and third party products. These services include training, system implementation, consulting, custom programming, network management, millennium conversion, and telephonic support services.

   The Company's revenues are derived primarily from three sources: software licenses, services and maintenance. Software licenses generally are based upon the number of modules, servers, users and/or sites licensed. Commencing May 1, 1998, the Company adopted Statement of Position No. 97-2, Software Revenue Recognition, and related interpretations. License fee revenues are recognized at the time of product delivery, provided no significant future obligation exists and collection is deemed probable. Services revenues consist primarily of fees from software implementation, training, consulting and customization services and are recognized as the services are rendered. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. Maintenance revenues are recognized ratably over the term of the maintenance agreement.

RESULTS OF OPERATIONS

   The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 1999 and the percentage increases and decreases in those items for the years ended April 30, 1999 and 1998:

                                      Percentage of             Pct. Change
                                      Total Revenues            In Dollars
                                      -----------------  -------------------------
                                      1999   1998  1997  1999 Vs 1998 1998 Vs 1997
                                      ----   ----  ----  ------------ ------------
Revenues:
  License fees.......................  18%    31%   36%      (42)%         11%
  Services...........................  58     47    38        27           54
  Maintenance........................  24     22    26         9            8
                                      ---    ---   ---       ---          ---
    Total revenues................... 100    100   100         2           27
                                      ---    ---   ---       ---          ---
Cost of revenues:
  License fees.......................   8      8     8         1           21
  Services...........................  42     31    32        36           22
  Maintenance........................   9      7    10        35           (4)
                                      ---    ---   ---       ---          ---
    Total cost of revenues...........  59     46    50        30           17
                                      ---    ---   ---       ---          ---
Gross margin.........................  41     54    50       (22)          37
                                      ---    ---   ---       ---          ---
Operating expenses:
  Research and development cost,
   net...............................  11     11     9        (5)          65
  Marketing and sales................  26     24    25        11           25
  General and administrative.........  13     11    14        27           (6)
  Provision for doubtful accounts....   2     nm    nm        nm           nm
  Charge for asset impairment and
   purchased R&D.....................  24     nm    nm        nm           nm
                                      ---    ---   ---       ---          ---
    Total operating expenses.........  76     46    48        68           21
                                      ---    ---   ---       ---          ---
    Operating earnings (loss)........ (35)     8     2        nm           nm
                                                             ---          ---
  Other income, net..................   3      4     2       (10)          nm
                                      ---    ---   ---       ---          ---
    Earnings (loss) before income
     taxes........................... (32)    12     4        nm           nm
                                      ---    ---   ---       ---          ---
  Income taxes.......................  nm     nm    nm        nm           nm
                                      ---    ---   ---       ---          ---
    Net earnings (loss).............. (30)%    7%    3%       nm           nm
                                      ===    ===   ===       ===          ===

--------
nm--not meaningful

GENERAL MARKET CONDITIONS:

   Beginning in the second calendar quarter of 1998 (the Company's first quarter of fiscal 1999), several application software companies began to experience slowdowns in the sales of their software products. These companies, as well as industry experts, have identified the following factors as contributors to this slowdown in the buying market:

  . Significant financial commitments devoted to Year 2000 readiness, which have led to limited discretionary financial resources available for the purchase of software products such as the Company's.

  . Weakness in the overall global economy, which has affected certain customers' businesses and their buying tendencies.

  . Public announcements by large Enterprise Resource Planning (ERP) software vendors regarding plans for introduction of new products within the Company's target markets which have led to confusion and indecision by prospective buyers.

   The Company believes these factors, as well as possible others, have to some degree contributed to the Company's reduced revenues in fiscal 1999, particularly in the area of software license fees.

YEARS ENDED APRIL 30, 1999 AND 1998:

Revenues:

   The Company's total revenues increased 2% to $109.2 million in the fiscal year ended April 30, 1999 from the prior year of $107.5 million in the fiscal year ended April 30, 1998. This increase was primarily due to a significant increase in implementation and training services as well as an overall rise in maintenance revenues. This was offset by a decrease in license fees revenue due to a general industry market slowdown for software products. International revenues represented approximately 10% and 9% of total revenues in the years ended April 30, 1999 and 1998, respectively.

   Software Licenses. The Company's license fee revenues decreased 42% in the fiscal year ended April 30, 1999 to $19.6 million compared to $33.5 million in the prior year. This decrease was primarily due to an overall enterprise application market slowdown for software purchases as a result of concerns over the Asian financial crises and the short-term emphasis on "Year 2000" compliance projects. License fees for the Logility Value Chain Solutions software decreased 43% to $ 11.4 million in the fiscal year ended April 30, 1999 compared to $20.4 million in the prior fiscal year. Logility Value Chain Solutions software constituted approximately 58% and 60% of license fee revenues in fiscal 1999 and fiscal 1998, respectively.

   Services. Services revenues, which are primarily consulting, custom programming, and network management services, increased 27% to $63.6 million in fiscal year 1999 from $50.1 million in fiscal year 1998. This increase was primarily due to increased consulting related to implementation and tailoring of new customers' software products, staffing services and network management services. Services revenues constituted 58% and 47% of total revenues in fiscal year 1999 and fiscal year 1998, respectively. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis based upon the demand for implementation, consulting and network services. Services related to "Year 2000" system compliance have been declining during fiscal 1999 and the Company believes that this type on services work will decline further during fiscal 2000.

   Maintenance. Maintenance revenues, which consist of product support activities and on-going product enhancements provided to customers who license the Company's products and purchase maintenance agreements, increased 9% to $26.0 million in fiscal year 1999 compared to $23.8 million in fiscal year 1998, respectively. This increase was due to increased license fees in fiscal year 1998 since maintenance growth generally follows license fee revenues which serve as the source of new maintenance customers. Maintenance revenues constituted 24% and 22% of total revenues in fiscal year ended April 30, 1999 and fiscal year ended April 30, 1998, respectively.

Gross Margin:

   Total gross margin in fiscal 1999 was 41% compared to 54% a year ago. This decrease was primarily due to the decrease of license fee margin from 76% in fiscal 1998 compared to 58% in fiscal 1999 as a result of lower license fee sales and higher capitalized software amortization expense during fiscal 1999. In addition, the services gross margin decreased to 29% in fiscal 1999 from 33% in the prior year due mainly to the switch from higher margin services work related to the "Year 2000" remediation work performed in fiscal year 1998 to lower margin services work being performed in fiscal 1999. Maintenance gross margin decreased to 60% for fiscal 1999 when compared to 68% in the same period a year ago. This reduction was due to slower than anticipated growth in maintenance revenue during fiscal 1999 combined with additional support efforts related to newer products introduced during the year

   The cost of revenues for license fees are expected to increase during the year ending April 30, 2000 from fiscal year 1999 due to an expected increase in amortization expense from certain capitalized computer software projects that are expected to become generally available during the year. The Company will monitor the market acceptance of these newly released products.

Operating Expenses:

   Research and Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                         Years Ended (000's
                                                              omitted)
                                                       ------------------------
                                                        April            April
                                                         30,    Percent   30,
                                                        1999    Change   1998
                                                       -------  ------- -------
   Gross product development costs.................... $22,413      7%  $20,939
     Percentage of total revenues.....................      21%              20%
   Less: capitalized development...................... (10,902)    24%   (8,827)
     Percentage of gross prod. dev. costs.............      49%              42%
                                                       -------          -------
   Product development expenses....................... $11,511     (5%) $12,112
     Percentage of total revenues.....................      11%              11%

   Gross product development costs increased 7% in 1999 compared to a year ago as a result of the Company's continued investment in new product development. Capitalized development increased by 24% from a year ago, while the rate of capitalized development increased to 49% from 42% a year ago due the Company personnel spending more time on the development phase of projects which are currently capitalized. Product development expenses as a percentage of total revenues remained the same at 11% for fiscal years 1999 and 1998.

   Marketing and Sales. Marketing and sales expenses increased 11% from a year ago as a result of a an increased staffing over a year ago, particularly in the areas of international sales and increased trade show marketing commitments. As a percentage of total revenues, sales and marketing expenses were 26% for fiscal 1999 when compared to 24% for fiscal 1998.

   General and Administrative. General and administrative (including provision for doubtful accounts) expenses increased 41% in 1999 to approximately $16.3 million from a year ago primarily due to increased provision for doubtful accounts, amortization expense related to goodwill from acquisitions and other general expenses. General and administrative expenses as a percentage of total expenses was 15% in fiscal 1999 compared to 11% in the prior year.

   Charge for asset impairment and purchased R&D. The Company incurred a non-recurring charge against earnings of $26.6 million during fiscal year 1999. This charge was the result of: 1) the write-off of certain capitalized software development costs in the amount of $24.2 million, 2) purchased research & development expense of $1.8 million related to the acquisition of New Generation Computing, 3) an impaired asset write-off of $0.4 million and 4) restructuring charge of $0.2 million.

   Other Income. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary earnings. Other income decreased 10% to $3.4 million in 1999 compared to as year ago due primarily to lower average cash investment balances during the year and a lower return on investments during the year when compared to the prior year, offset by income from minority loss.

   Income Taxes. The effective income tax rate in 1999 was 5% of pretax loss compared to 37% pretax income in fiscal 1998. This decrease was due to the fact that the Company experienced a net loss for the fiscal year 1999.

YEARS ENDED APRIL 30, 1998 AND 1997:

Revenues:

   The Company's total revenues increased 27% to $107.5 million in the fiscal 1998 compared to fiscal 1997. This increase was primarily due to a significant increase in implementation and training services as well as a rise in product sales. International revenues represented approximately 9% of total revenues in fiscal year 1998 compared to 10% in fiscal year ended 1997.

   Software Licenses. The Company's license fee revenues increased 11% in the fiscal year ended April 30, 1998 to $33.5 million compared to $30.1 million in the fiscal year ended April 30, 1997. This increase was primarily due to increased licenses fees sales for the Logility Value Chain Solutions software which increased 63% in the fiscal year ended April 30, 1998 to $20.1 million compared to $12.4 million in the prior fiscal year. Logility Value Chain Solutions software has been the principal factor in American Software's license fee growth, constituting approximately 60% and 41% of license fee revenues in fiscal year 1998 and fiscal year 1997, respectively. License fees from Enterprise Solutions decreased 24% in fiscal year 1998 compared to the prior year primarily due to lower mainframe platform sales.

   Services. Services revenues, which consisted primarily of consulting, custom programming, and network management services, increased 54% to $50.1 million in fiscal year 1998 from $32.6 million in fiscal year 1997. This increase was primarily due to increased consulting related to implementation and customization of new customer's software products and services related to "Year 2000" system compliance. Services revenues constituted 47% and 38% of total revenues in fiscal year 1998 and fiscal year 1997, respectively.

   Maintenance. Maintenance revenues, which consist of product support activities and on-going product enhancements provided to customers who license the Company's products and purchase maintenance agreements, increased 8% to $23.8 million in fiscal year 1998 compared to $22.0 million in fiscal year 1997. Maintenance revenues constituted 22% and 26% of total revenues in fiscal year 1998 and fiscal year 1997, respectively, and generally follow license fee revenues, which serve as the source of new maintenance customers.

Gross Margin:

   Total gross margin in fiscal year ended April 30,1998 was 54% compared to 50% in the prior year. This increase was largely due to the expanded margin from implementation and training services revenues, which grew to 33% from 16% a year ago in the same period. The expanded margin was attributable to the improved utilization of consulting resources and increased billing rates, resulting in a higher incremental gross margin. The gross margin on maintenance revenues increased to 68% compared to 64% a year ago as a result of improved customer service software and processes. The gross margin on license fees revenues decreased to 76% compared to 78% in 1997 due to an increase in software amortization costs related to the release of several products during fiscal 1998.

Operating Expenses:

   Research and Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                         Years Ended (000's
                                                              omitted)
                                                       ------------------------
                                                        April            April
                                                         30,    Percent   30,
                                                        1998    Change   1997
                                                       -------  ------- -------
   Gross product development costs.................... $20,939     21%  $17,241
     Percentage of total revenues.....................      20%              20%
   Less: capitalized development......................  (8,827)   (11%)  (9,898)
     Percentage of gross prod. dev. costs.............      42%              57%
                                                       -------          -------
   Product development expenses....................... $12,112     65%  $ 7,343
     Percentage of total revenues.....................      11%               9%

   Gross product development costs increased 21% in fiscal 1998 compared to fiscal 1997 as a result of the Company's continued investment in new product development. Capitalized development decreased by 11% from a year ago, while the rate of capitalized development decreased to 42% from 57% in fiscal year 1997 due to the completion of products during fiscal year 1998 resulted in the Company personnel spending more time on the design phase of projects that were expensed in fiscal year 1998. Product development expenses as a percentage of total revenues, increased to 11% compared to 9% one year ago and the Company's net product development expenses increased 65% as the Company continued its investment in new product development.

   Marketing and Sales. Marketing and sales expenses increased 25% in fiscal year ended April 30, 1998 as a result of increased license fees and an increased sales force. As a percentage of total revenues, sales and marketing expenses remained materially equivalent at 24% for fiscal year 1998 when compared to 25% for fiscal year 1997.

   General and Administrative. General and administrative expenses (including the provision for doubtful accounts) decreased 9% in fiscal year 1998 to approximately $11.5 million from the prior year primarily due to the closure of a sales office in Singapore in May 1997 and elimination of rented space at the Company's Atlanta offices in March 1997. Provision for doubtful accounts for 1998 decreased to $0.2 million from $0.7 million in 1997.

   Other Income. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary earnings. Other income increased 117% to $3.8 million in fiscal year 1998 compared to one year ago due primarily to the addition of approximately $33.2 million to the Company's cash and investment portfolio from funds received from the initial public offering of Logility.

   Income Taxes. The effective income tax rate in fiscal year 1998 was 37% of pretax income compared to 32% in fiscal year 1997. This increase was due to the fact that the Company experienced a net loss in the quarter ended July 31, 1996 and did not record a deferred tax asset for the net operating loss carryforward. The effective tax rate was therefore lowered in subsequent quarters of fiscal 1997 as the Company was profitable.

Operating Pattern

   The Company experiences an irregular pattern of quarterly operating results, caused primarily by fluctuations in both the number and size of software license contracts received and delivered from quarter to quarter.

Liquidity And Capital Resources

   The Company's operating activities provided cash of approximately $11.9 million in the year ended April 30, 1999, compared to approximately $17.0 million in the same period of the prior year. The activities of that portfolio are included in operating activities in the consolidated statements of cash flows.

   The cash provided by operations during the year ended April 30, 1999, was primarily attributable to a non-cash charge for asset impairment and purchased R&D of $26.4 million, non-cash depreciation and amortization expense of $9.6, a decrease in accounts receivable of $6.6 million, an increase in accounts payable of $5.6 million, proceeds from the sale of trading securities of $3.4 million, proceeds from the maturities of trading securities of $2.2 million and a decrease in prepaid expenses of $2.0 million. This was partially offset by a net loss of $32.8 million, a decrease in deferred income taxes of $5.4 million, purchases of trading securities of $3.5 million, decrease in deferred revenues of $1.6 million and minority interest in loss of subsidiary of $1.4 million. The cash provided by operations during the year ended April 30, 1998 of $17.0 million was primarily attributable to non-cash depreciation and amortization expense of $10.1 million, net income of $7.8 million, proceeds from sale of trading securities of $6.5 million, deferred income taxes of $4.3 million, an increase in deferred revenues of $3.6 million and proceeds from the maturities of trading securities of $2.3 million. This was partially offset by an increase in accounts receivable of $5.9 million, net gain on investments of $4.9 million, a decrease in accounts payable and other liabilities of $3.6 million, and purchases of trading securities of $3.3 million.

   Cash used in investing activities was approximately $1.6 million and $43.7 million for the years ended April 30, 1999 and 1998, respectively. The majority of the cash was used for purchases of held to maturities investments, purchase of majority interest in subsidiaries, computer software development costs and property and equipment, offset by sales of held to maturity securities.

   Cash used in financing activities for fiscal year 1999 was approximately $3.3 million compared to cash provided by financing activities of $33.6 million in fiscal year 1998. The decrease from the prior year was due primarily to an increase in use of cash for the repurchase of the Company's common stock in fiscal year 1999 in the amount of $3.5 million, and the cash provided by financing activities of $33.6 million for fiscal year 1998 was due primarily from the issuance of common stock by Logility, Inc., a subsidiary of the Company.

   Days Sales Outstanding in accounts receivable were 80 and 93 days as of April 30, 1999 and April 30, 1998, respectively. This decrease was due to improved collection efforts by the Company. The Company's current ratio was 2.2 to 1 and cash and investments totaled 46% of total assets at April 30, 1999 compared to a current ratio of 3.2 to 1 and cash and investments totaling 42% of total assets at April 30, 1998. The Company expects existing cash and investments, combined with cash generated from operations, to be sufficient to meet its operational needs in fiscal 2000. The Company may seek additional sources of capital to meet its growth objectives in the future. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

   On December 18, 1997, American Software, Inc.'s Board of Directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company's Class A common stock. On March 11, 1999, American Software, Inc.'s Board of Directors approved a resolution authorizing the Company to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of the Company's Class A common stock. This repurchase will be through open market purchases at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of the Company's common stock and management's assessment of the Company's liquidity and cash flow needs. Since these resolutions, the Company has repurchased approximately 1.3 million shares of common stock at a cost of approximately $4.3 million as of April 30, 1999.

YEAR 2000 READINESS DISCLOSURE

 Products:

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

 Internal Systems:

   The Company is working to identify and remediate all internal systems which may impact the operations of the Company. The cost of converting the Company's internal systems is not expected to be material since the Company is utilizing internal resources to meet its Year 2000 readiness needs. The Company has completed 95% of its system evaluation and 85% of its remediation. The Company estimates the completion of its remediation and testing by August 31, 1999.

   The Company utilizes third-party vendor equipment, telecommunication products and software products that may or may not be Year 2000 compliant. The Company has been communicating with such third party vendors about their plans and progress in addressing the Year 2000 problem, and the Company has requested assurances that such equipment, product and services will be Year 2000 compliant. The Company has received such assurances from most of the third party vendors and is waiting to receive such assurances from the remaining vendors. In the event that such additional assurances are not timely received, the Company will switch to another vendor or take such other action as the Company shall deem appropriate. Although the Company is currently taking steps to address the impact of the Year 2000 compliance issue surrounding such third-party products, failure of any critical technology components to be Year 2000 compliant may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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

   Forward-looking statements contained in this Year 2000 Compliance discussion should be read in conjunction with the Company's disclosure under the heading of Forward Looking Statements, below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

   Foreign Currency. In the year ended April 30, 1999, the Company generated 10% of its revenues outside the United States. International sales usually are made by the Company's foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The effect of foreign exchange rate fluctuations on the Company in Fiscal 1999 was not material.

   Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by the Company's Board of Directors. These instruments are denominated in U.S. dollars. The fair value of securities at April 30, 1999 was approximately $27.3 million. Interest income on the Company's investments is carried in "Other income/(expense)."

   The Company also holds cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

   Many of the Company's investments carry a degree of interest rate risk. When interest rates fall, the Company's income from investments in variable-rate securities declines. When interest rates rise, the fair market value of the Company's investments in fixed-rate securities. In addition, the Company's equity securities are subject to stock market volatility. Due in part to these factors, the Company's future investment income may fall short of expectations or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company attempts to mitigate risk by holding fixed-rate securities to maturity, but should its liquidity needs force it to sell fixed-rate securities prior to maturity, the Company may experience a loss of principal.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will be effective for the Company beginning June 15, 2000. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has not invested in derivative instruments nor participated in hedging activities and therefore does not anticipate there will be a material impact on the results of operations or financial position from Statement No. 133.

   In December 1998, the AICPA issued SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. This SOP amends SOP No. 97-2 to, among other matters, require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP No. 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP No. 98-9 is effective for fiscal years beginning after March 15, 1999. The Company does not believe that the adoption of SOP No. 98-9 will have a material effect on its revenue recognition.

Forward-Looking Statements

   It should be noted that the foregoing discussion contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors, including changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could affect the future performance of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Consolidated Balance Sheets as of April 30, 1999 and 1998.................  30
Consolidated Statements of Operations for the Years ended April 30, 1999,
 1998 and 1997............................................................  31
Consolidated Statements of Shareholders' Equity and Comprehensive Income
 for the Years ended
 April 30, 1999, 1998 and 1997............................................  32
Consolidated Statements of Cash Flows for the Years ended April 30, 1999,
 1998 and 1997............................................................  33
Notes to the Consolidated Financial Statements............................  34
Independent Auditors' Report..............................................  49

                            AMERICAN SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                            April 30, 1999 and 1998

                                                              1999      1998
                                                            ---------  -------
                          Assets
Current assets:
  Cash and cash equivalents................................ $  21,567   14,466
  Investments..............................................    27,297   45,757
  Trade accounts receivable, less allowance for doubtful
   accounts of $1,718 in 1999 and $1,222 in 1998:
    Billed.................................................    17,534   20,309
    Unbilled...............................................     3,539    7,091
  Deferred income taxes....................................     1,294      823
  Refundable income taxes..................................       --     1,117
  Prepaid expenses and other current assets................     1,759    2,577
                                                            ---------  -------
      Total current assets.................................    72,990   92,140
Property and equipment, less accumulated depreciation......    16,542   17,189
Intangible assets, less accumulated amortization...........    16,248   31,812
Other assets...............................................     1,578    1,515
                                                            ---------  -------
                                                            $ 107,358  142,656
                                                            =========  =======
            Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable......................................... $   3,442    2,972
  Accrued compensation and related costs...................     4,995    3,798
  Other current liabilities................................     8,230    4,824
  Deferred revenue.........................................    16,298   17,283
                                                            ---------  -------
      Total current liabilities............................    32,965   28,877
Long-term debt.............................................       950      --
Deferred income taxes......................................     1,294    6,260
                                                            ---------  -------
      Total liabilities....................................    35,209   35,137
                                                            ---------  -------
Minority interests.........................................     4,952    6,709
Shareholders' equity:
  Common stock:
    Class A, $.10 par value. Authorized 50,000,000 shares;
     issued 19,469,405 shares in 1999 and 19,369,756 shares
     in 1998...............................................     1,947    1,937
    Class B, $.10 par value. Authorized 10,000,000 shares;
     issued and outstanding 4,768,289 shares in 1999 and
     4,798,289 shares in 1998; convertible into Class A
     shares on a one-for-one basis.........................       477      480
    Additional paid-in capital.............................    60,368   57,656
    Other comprehensive income.............................       244      273
    Retained earnings......................................    20,408   53,225
    Class A treasury stock, 2,603,823 and 1,428,427 shares
     as of April 30, 1999 and 1998, respectively...........   (16,247) (12,761)
                                                            ---------  -------
      Total shareholders' equity...........................    67,197  100,810
                                                            ---------  -------
Commitments and contingencies
                                                            $ 107,358  142,656
                                                            =========  =======

          See accompanying notes to consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (in thousands, except share data)

                   Years ended April 30, 1999, 1998, and 1997

                                              1999         1998        1997
                                           -----------  ----------  ----------
Revenues:
  License fees............................ $    19,602      33,548      30,106
  Services................................      63,572      50,090      32,595
  Maintenance.............................      26,003      23,834      22,010
                                           -----------  ----------  ----------
    Total revenues........................     109,177     107,472      84,711
                                           -----------  ----------  ----------
Cost of revenues:
  License fees............................       8,254       8,182       6,754
  Services................................      45,344      33,439      27,410
  Maintenance.............................      10,337       7,642       7,972
                                           -----------  ----------  ----------
    Total cost of revenues................      63,935      49,263      42,136
                                           -----------  ----------  ----------
Research and development costs, net.......      11,511      12,112       7,343
Marketing and sales expense...............      28,859      25,915      20,811
General and administrative expenses.......      14,427      11,354      12,019
Provision for doubtful accounts...........       1,880         176         721
Charge for asset impairment and purchased
 R&D......................................      26,563         --          --
                                           -----------  ----------  ----------
    Operating earnings (loss).............     (37,998)      8,652       1,681
Other income (expense):
  Interest income.........................       2,094       2,001         989
  Minority interest.......................       1,396        (488)        --
  Other, net..............................         (75)      2,278         755
                                           -----------  ----------  ----------
    Earnings (loss) before income taxes...     (34,583)     12,443       3,425
Income tax expense (benefit)..............      (1,766)      4,648       1,093
                                           -----------  ----------  ----------
    Net earnings (loss)................... $   (32,817)      7,795       2,332
                                           ===========  ==========  ==========
Net earnings (loss) per common share:
  Basic................................... $     (1.48)       0.34        0.10
                                           ===========  ==========  ==========
  Diluted................................. $     (1.48)       0.32        0.10
                                           ===========  ==========  ==========
Shares used in the calculation of net
 earnings (loss)
 per common share:
  Basic...................................  22,230,656  22,667,283  22,353,192
                                           ===========  ==========  ==========
  Diluted.................................  22,230,656  24,414,515  23,525,532
                                           ===========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                               AMERICAN SOFTWARE

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                   Years ended April 30, 1999, 1998, and 1997

                                Common stock
                  -----------------------------------------               Accumulated
                         Class A             Class B         Additional      other                                   Total
                  --------------------- -------------------   paid-in    comprehensive  Retained     Treasury    shareholders'
                    Shares     Amount    Shares     Amount    capital       income      earnings       stock        equity
                  ---------- ---------- ---------  --------  ----------  ------------- -----------  -----------  -------------
Balance at April
 30, 1996.......  18,769,083 $1,876,910 4,836,889  $483,689  30,776,204     (19,038)    43,097,649  (11,979,054)   64,236,360
Proceeds from
 stock options
 exercised at
 $2.75 to $5.50
 per share and
 other stock
 option
 transactions...     182,243     18,224       --        --      522,906         --             --           --        541,130
Conversion of
 Class B shares
 into Class A
 shares.........      21,600      2,160   (21,600)   (2,160)        --          --             --           --            --
Grants of
 compensatory
 stock options..         --         --        --        --       18,084         --             --           --         18,084
Issuance of 868
 Class A shares
 under Dividend
 Reinvestment
 and Stock
 Purchase Plan..         --         --        --        --          --          --             --         5,278         5,278
Net earnings....         --         --        --        --          --          --       2,331,857           --     2,331,857
Translation
 adjustments....         --         --        --        --          --       28,838            --           --         28,838
Comprehensive
 income for
 fiscal 1997....
                  ---------- ---------- ---------  --------  ----------     -------    -----------  -----------   -----------
Balance at April
 30, 1997.......  18,972,926  1,897,294 4,815,289   481,529  31,317,194       9,800     45,429,506  (11,973,776)   67,161,547
Proceeds from
 issuance of
 Logility, Inc.
 subsidiary
 common stock...         --         --        --        --   33,152,201         --             --           --     33,152,201
Minority
 interest
 resulting from
 issuance of
 subsidiary
 common stock...         --         --        --        --   (6,969,866)        --             --           --     (6,969,866)
Proceeds from
 stock options
 exercised at
 $2.75 to $7.13
 per share and
 other stock
 option
 transactions...     379,830     37,983       --        --    1,160,004         --             --           --      1,197,987
Conversion of
 Class B shares
 into Class A
 shares.........      17,000      1,700   (17,000)   (1,700)        --          --             --           --            --
Grants of
 compensatory
 stock options..         --         --        --        --       11,586         --             --           --         11,586
Repurchase of
 98,900 Class A
 shares.........         --         --        --        --          --          --             --      (794,953)     (794,953)
Repurchase of
 205,300
 Logility, Inc.
 common shares..         --         --        --        --   (1,882,149)        --             --           --     (1,882,149)
Decrease in
 Minority
 interest in
 Subsidiary,
 resulting from
 purchase of
 stock..........         --         --        --        --      866,836         --             --           --        866,836
Issuance of 724
 Class A shares
 under Dividend
 Reinvestment
 and Stock
 Purchase Plan..         --         --        --        --          --          --             --         8,000         8,000
Net earnings....         --         --        --        --          --          --       7,795,281          --      7,795,281
Translation
 adjustments....         --         --        --        --          --      263,768            --           --        263,768
Comprehensive
 income for
 fiscal 1998....
                  ---------- ---------- ---------  --------  ----------     -------    -----------  -----------   -----------
Balance at April
 30, 1998.......  19,369,756  1,936,977 4,798,289   479,829  57,655,806     273,568     53,224,787  (12,760,729)  100,810,238
Revised
 presentation on
 purchase of
 Logility shares
 from minority
 interest.......         --         --        --        --    1,882,149         --             --           --      1,882,149
Proceeds from
 stock options
 exercised at
 $2.22 to $6.50
 per share and
 other stock
 option
 transactions...      69,649      6,963       --        --      222,126         --             --           --        229,089
Conversion of
 Class B shares
 into Class A
 shares.........      30,000      3,000   (30,000)   (3,000)        --          --             --           --            --
Grants of
 compensatory
 stock options..         --         --        --        --       24,319         --             --           --         24,319
Repurchase of
 1,179,000 Class
 A shares.......         --         --        --        --          --          --             --    (3,509,729)   (3,509,729)
Issuance of
 3,604 Class A
 shares under
 Dividend
 Reinvestment
 and Stock
 Purchase Plan..         --         --        --        --          --          --             --        23,316        23,316
Decrease in
 minority
 interest in
 subsidiary,
 resulting from
 purchase of
 stock..........         --         --        --        --      583,500         --             --           --        583,500
Net loss........         --         --        --        --          --          --     (32,817,060)         --    (32,817,060)
Translation
 adjustments....         --         --        --        --          --      (28,656)           --           --        (28,656)
Comprehensive
 income for
 fiscal 1999....
                  ---------- ---------- ---------  --------  ----------     -------    -----------  -----------   -----------
Balance at April
 30, 1999.......  19,469,405 $1,946,940 4,768,289  $476,829  60,367,900     244,912     20,407,727  (16,247,142)   67,197,166
                  ========== ========== =========  ========  ==========     =======    ===========  ===========   ===========
                  Comprehensive
                     income
                  --------------
Balance at April
 30, 1996.......
Proceeds from
 stock options
 exercised at
 $2.75 to $5.50
 per share and
 other stock
 option
 transactions...
Conversion of
 Class B shares
 into Class A
 shares.........
Grants of
 compensatory
 stock options..
Issuance of 868
 Class A shares
 under Dividend
 Reinvestment
 and Stock
 Purchase Plan..
Net earnings....  $  2,331,857
Translation
 adjustments....        28,838
                  --------------
Comprehensive
 income for
 fiscal 1997....  $  2,360,695
                  ==============
Balance at April
 30, 1997.......
Proceeds from
 issuance of
 Logility, Inc.
 subsidiary
 common stock...
Minority
 interest
 resulting from
 issuance of
 subsidiary
 common stock...
Proceeds from
 stock options
 exercised at
 $2.75 to $7.13
 per share and
 other stock
 option
 transactions...
Conversion of
 Class B shares
 into Class A
 shares.........
Grants of
 compensatory
 stock options..
Repurchase of
 98,900 Class A
 shares.........
Repurchase of
 205,300
 Logility, Inc.
 common shares..
Decrease in
 Minority
 interest in
 Subsidiary,
 resulting from
 purchase of
 stock..........
Issuance of 724
 Class A shares
 under Dividend
 Reinvestment
 and Stock
 Purchase Plan..
Net earnings....  $  7,795,281
Translation
 adjustments....       263,768
                  --------------
Comprehensive
 income for
 fiscal 1998....  $  8,059,049
                  ==============
Balance at April
 30, 1998.......
Revised
 presentation on
 purchase of
 Logility shares
 from minority
 interest.......
Proceeds from
 stock options
 exercised at
 $2.22 to $6.50
 per share and
 other stock
 option
 transactions...
Conversion of
 Class B shares
 into Class A
 shares.........
Grants of
 compensatory
 stock options..
Repurchase of
 1,179,000 Class
 A shares.......
Issuance of
 3,604 Class A
 shares under
 Dividend
 Reinvestment
 and Stock
 Purchase Plan..
Decrease in
 minority
 interest in
 subsidiary,
 resulting from
 purchase of
 stock..........
Net loss........  $(32,817,060)
Translation
 adjustments....       (28,656)
                  --------------
Comprehensive
 income for
 fiscal 1999....  $(32,845,716)
                  ==============
Balance at April
 30, 1999.......

          See accompanying notes to consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                   Years ended April 30, 1999, 1998, and 1997

                                                     1999      1998     1997
                                                   ---------  -------  -------
Cash flows from operating activities:
 Net earnings (loss).............................. $ (32,817)   7,795    2,332
 Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
 Charge for asset impairment and purchased R&D....    26,389      --       --
 Depreciation and amortization....................     9,580   10,072    8,113
 Net loss (gain) on investments...................       833   (4,916)    (635)
 Loss on disposal of property.....................       --       258      --
 Minority interest in net (loss) earnings of
  subsidiary......................................    (1,396)     488      --
 Equity in loss of investee.......................       --       --       575
 Grants of compensatory stock options.............        24       12       18
 Deferred income taxes............................    (5,437)   4,298    1,093
 Changes in operating assets and liabilities:
  Purchases of trading securities.................    (3,471)  (3,267)    (242)
  Proceeds from sale of trading securities........     3,421    6,478    2,567
  Proceeds from maturities of trading
   securities.....................................     2,152    2,334    4,363
  Accounts receivable.............................     6,641   (5,912)  (6,429)
  Prepaid expenses and other current assets.......     2,025     (581)    (466)
  Accounts payable and other liabilities..........     5,610   (3,638)   2,338
  Income taxes....................................       --       --        93
  Deferred revenue................................    (1,641)   3,565    2,211
                                                   ---------  -------  -------
   Net cash provided by operating activities......    11,913   16,986   15,931
                                                   ---------  -------  -------
Cash flows from investing activities:
 Capitalized software development costs...........   (10,902)  (8,827)  (9,898)
 Purchased software...............................       (93)    (593)     --
 Purchase of majority interest in subsidiaries,
  net of cash received............................    (1,929)     --       --
 Minority investment and additional funding in
  business........................................      (857)    (115)     --
 Purchases of property and equipment..............    (1,647)  (2,640)  (2,275)
 Sales (purchases) of investments, net............    15,534  (29,605)     --
 Purchases of common stock by subsidiary..........    (1,660)  (1,882)     --
                                                   ---------  -------  -------
   Net cash used in investing activities..........    (1,554) (43,662) (12,173)
                                                   ---------  -------  -------
Cash flows from financing activities:
 Proceeds from issuance of Logility, Inc.
  Subsidiary common stock.........................       --    33,152      --
 Repurchases of common stock......................    (3,510)    (787)     --
 Proceeds from Dividend Reinvestment Plan.........        23      --         6
 Proceeds from exercise of stock options..........       229    1,198      541
                                                   ---------  -------  -------
   Net cash provided by (used in) financing
    activities....................................    (3,258)  33,563      547
                                                   ---------  -------  -------
   Net change in cash and cash equivalents........     7,101    6,887    4,305
Cash and cash equivalents at beginning of year....    14,466    7,579    3,274
                                                   ---------  -------  -------
Cash and cash equivalents at end of year.......... $  21,567   14,466    7,579
                                                   =========  =======  =======
Supplemental disclosures of cash paid during the
 year for:
 Income taxes..................................... $     219      161      238
                                                   =========  =======  =======
 Interest......................................... $      98      --       --
                                                   =========  =======  =======
Supplemental disclosures of noncash operating,
 investing, and financing activities:
 Net assets acquired.............................. $   2,579
                                                   =========

          See accompanying notes to consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1999, 1998, and 1997

(1) Summary of Significant Accounting Policies

 (a) Basis of Presentation

   The consolidated financial statements include the accounts of American Software, Inc., its wholly owned subsidiaries and its majority-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

   The Company is engaged in the development, marketing, and support activities of a broad range of computer business applications software. The Company's operations are principally in the computer software industry with a network management services business.

 (b) Revenue Recognition

   Commencing May 1, 1998, the Company adopted Statement of Position No. 97-2, Software Revenue Recognition, and related interpretations. License fees in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software provide collection is considered probable and no significant obligations remain outstanding.

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

 (d) Investments

   Investments at April 30, 1999 and 1998 consist of money market funds, debt securities, and marketable equity securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS
115). Pursuant to the provisions of SFAS 115, the Company has classified its investment portfolio as "trading" and "held-to-maturity" in 1999 and 1998. "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings. "Held-to-maturity" investments are recorded at amortized cost. No adjustment is made for unrealized gains and losses on held-to-maturity investments.

 (e) Property and Equipment

   Property and equipment are recorded at cost. Depreciation of buildings, computer equipment, and office furniture and equipment is calculated using the straight-line method based upon estimated useful lives of 30 years, three to five years, and five years, respectively. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

                            AMERICAN SOFTWARE, INC.

                         APRIL 30, 1999, 1998 and 1997


 (f) Intangible Assets

   Capitalized Computer Software Development Costs. The Company capitalizes certain computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

   Purchased Computer Software Costs, Goodwill, and Other Intangible
Assets. Purchased computer software costs, goodwill, and other intangibles are amortized on a straight-line basis over the expected periods to be benefited, generally three to seven years. The Company evaluates the recoverability of these intangible assets at each period-end using the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such an evaluation indicates a potential impairment, the Company uses the fair value to determine the amount of these intangible assets that should be written off. During 1999, goodwill additions of $1.4 million and $3.5 million relate to the acquisition of New Generation Computing and the purchase of additional interest in Logility, Inc., respectively.

   Total Expenditures, Amortization, and Write-offs. Total expenditures for capitalized computer software development costs, total research and development expense, total amortization of capitalized computer software development costs, total amortization of purchased computer software costs and write-off of capitalized computer software costs are as follows:

                                                         Years ended April 30,
                                                         ----------------------
                                                           1999    1998   1997
                                                         -------- ------ ------
                                                             (in thousands)
   Total capitalized computer software development
    costs............................................... $ 10,902  8,827  9,898
   Total research and development expense...............   11,511 12,112  7,343
                                                         -------- ------ ------
   Total research and development expense and
    capitalized
    computer software development costs................. $ 22,413 20,939 17,241
                                                         -------- ------ ------
   Total amortization of capitalized computer software
    development costs................................... $  6,104  6,706  4,700
                                                         -------- ------ ------
   Total amortization of purchased computer software
    costs
    and goodwill........................................ $    924    560    734
                                                         -------- ------ ------
   Write-off of capitalized software costs as a result
    of net
    realizable value analyses........................... $ 24,152    --     --
                                                         ======== ====== ======

                            AMERICAN SOFTWARE, INC.

                         APRIL 30, 1999, 1998 and 1997


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

                            AMERICAN SOFTWARE, INC.

                         APRIL 30, 1999, 1998 and 1997


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

 (n) Reclassifications

   Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the presentation adopted in 1999.

 (o) Comprehensive Income

   On May 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and foreign translation adjustments and is presented in the consolidated statements of shareholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

(2) Investments

   Investments consist of the following:

                                                                    April 30,
                                                                 ---------------
                                                                   1999    1998
                                                                 -------- ------
                                                                 (in thousands)
   Trading
   Debt securities:
     U.S. Treasury securities................................... $    606    500
     Tax-exempt state and municipal bonds.......................    5,585  8,027
                                                                 -------- ------
       Total debt securities....................................    6,191  8,527
   Equity securities............................................    7,082  7,671
                                                                 -------- ------
                                                                 $ 13,273 16,198
                                                                 ======== ======

                                                            April 30, 1999
                                                      --------------------------
                                                                      Unrealized
                                                      Carrying  Fair     gain
                                                       value   value    (loss)
                                                      -------- ------ ----------
                                                            (in thousands)
   Held-to-maturity
   Commercial paper.................................. $ 5,229   5,236      7
   Corporate bonds...................................   8,795   8,780    (15)
                                                      -------  ------    ---
                                                      $14,024  14,016     (8)
                                                      =======  ======    ===

                            AMERICAN SOFTWARE, INC.

                         APRIL 30, 1999, 1998 and 1997

                                                           April 30, 1998
                                                     --------------------------
                                                     Carrying  Fair  Unrealized
                                                      value   value     gain
                                                     -------- ------ ----------
                                                           (in thousands)
   Held-to-maturity
   Certificate of deposit........................... $    500    500    --
   Asset-backed note................................    1,500  1,500    --
   Commercial paper.................................   11,182 11,229     47
   Corporate bonds..................................   16,377 16,520    143
                                                     -------- ------    ---
                                                     $ 29,559 29,749    190
                                                     ======== ======    ===

   The total carrying value of all investments on a consolidated basis was $27,287,000 and $45,757,000 at April 30, 1999 and 1998, respectively. All investments mature within a one year period.

   In 1999 and 1998, the Company's investment portfolio of trading securities experienced net unrealized holding gains (losses) of approximately $(878,000) and $2,244,000, respectively, which have been included in other income, net in the 1999 and 1998 consolidated statements of operations.

   At April 30, 1999, 97% of the tax-exempt state and municipal bonds related to state and municipal governments and authorities in Georgia.

(3) Fair Value of Financial Instruments

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

                            AMERICAN SOFTWARE, INC.

                         APRIL 30, 1999, 1998 and 1997


(4) Property and Equipment

   Property and equipment consist of the following at April 30, 1999 and 1998 (in thousands):

                                                                   1999    1998
                                                                  ------- ------
   Buildings and leasehold improvements.......................... $20,670 20,089
   Computer equipment............................................  20,399 19,107
   Office furniture and equipment................................   4,573  4,632
                                                                  ------- ------
                                                                   45,642 43,828
   Less accumulated depreciation and amortization................  29,100 26,639
                                                                  ------- ------
                                                                  $16,542 17,189
                                                                  ======= ======

(5) Intangible Assets

   Intangible assets consist of the following at April 30, 1999 and 1998 (in thousands):

                                                                   1999    1998
                                                                  ------- ------
   Capitalized computer software development costs............... $46,472 68,882
   Purchased computer software costs.............................   6,356  6,272
   Goodwill......................................................   4,969  1,097
                                                                  ------- ------
                                                                   57,797 76,251
   Less accumulated amortization.................................  41,549 44,439
                                                                  ------- ------
                                                                  $16,248 31,812
                                                                  ======= ======

(6) Income Taxes

   Income tax expense (benefit) consists of the following:

                                                             Years ended April
                                                                    30,
                                                            --------------------
                                                             1999    1998  1997
                                                            -------  ----- -----
                                                              (in thousands)
   Current:
     Federal............................................... $ 3,453    150   --
     State.................................................     218    200   --
                                                            -------  ----- -----
                                                            $ 3,671    350   --
                                                            -------  ----- -----
   Deferred:
     Federal............................................... $(4,862) 3,838   949
     State.................................................    (575)   460   144
                                                            -------  ----- -----
                                                             (5,437) 4,298 1,093
                                                            -------  ----- -----
                                                            $(1,766) 4,648 1,093
                                                            =======  ===== =====

                            AMERICAN SOFTWARE, INC.

                         APRIL 30, 1999, 1998 and 1997

   The Company's effective income tax rate of 5%, 37%, and 32% for the years ended April 30, 1999, 1998, and 1997, respectively, differs from the "expected" income tax expense (benefit) for those years calculated by applying the Federal statutory rate of 34% to earnings (loss) before income taxes as follows:

                                                         Years ended April
                                                                30,
                                                        ----------------------
                                                          1999    1998   1997
                                                        --------  -----  -----
                                                           (in thousands)
Computed "expected" income tax expense (benefit)....... $(11,758) 4,231  1,164
Increase (decrease) in income taxes resulting from:
  State income taxes, net of Federal income tax
   effect..............................................     (235)   504     96
  Foreign taxes paid...................................      --     --     182
  Foreign tax (credits)................................      650    --    (182)
  Tax-exempt interest income...........................     (160)  (250)  (280)
  Change in the beginning-of-the year balance of the
   valuation allowance for deferred tax assets
   allocated to income tax benefit.....................    4,416    --     --
  Gain on investments not recognized for tax purposes..      --     163    113
  Estimated liabilities................................    3,020
  Permanent differences................................    1,310    --     --
  Other................................................      992    --     --
                                                        --------  -----  -----
                                                        $ (1,766) 4,648  1,093
                                                        ========  =====  =====

   Estimated liabilities for tax issues principally relate to tax authority examinations and other matters. Permanent difference are primarily derived from a non-deductible in-process research and development charge and amortization of goodwill.

   The significant components of deferred income tax expense attributable to earnings (loss) before income taxes for the years ended April 30, 1999, 1998, and 1997 are as follows:

                                                             Years ended April
                                                                    30,
                                                            --------------------
                                                             1999    1998  1997
                                                            -------  ----- -----
                                                              (in thousands)
Deferred tax (benefit) expense............................. $(9,853) 4,298 1,093
Increase in beginning-of-the year balance of the
 valuation allowance for deferred tax assets...............   4,416    --    --
                                                            -------  ----- -----
                                                            $(5,437) 4,298 1,093
                                                            =======  ===== =====

                            AMERICAN SOFTWARE, INC.

                         APRIL 30, 1999, 1998 and 1997


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1999 and 1998, are presented as follows:

                                                                 April 30,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                              (in thousands)
Deferred tax assets:
  Expenses, due to accrual for financial reporting purposes.. $ 1,677    1,776
  Accounts receivable, due to allowance for doubtful
   accounts..................................................     690      463
  Compensation expense related to grants of nonqualified
   stock options.............................................     189      189
  Net operating loss carryforwards...........................   7,523    5,296
  Foreign tax credit carryforwards...........................     777    1,791
  Intangible asset amortization..............................     922      --
  Other......................................................     720      328
                                                              -------  -------
    Total gross deferred tax assets..........................  12,498    9,843
  Less valuation allowance...................................  (6,396)  (1,980)
                                                              -------  -------
    Net deferred tax assets..................................   6,102    7,863
                                                              -------  -------
Deferred tax liabilities:
  Capitalized computer software development costs............  (4,396) (11,505)
  Property and equipment, primarily due to differences in
   depreciation..............................................    (584)    (379)
  Gain on investments not recognized for tax purposes........  (1,012)  (1,416)
  Other......................................................    (110)     --
                                                              -------  -------
    Total gross deferred tax liabilities.....................  (6,102) (13,300)
                                                              -------  -------
    Net deferred tax liability............................... $   --    (5,437)
                                                              =======  =======

   Refundable income taxes arose primarily from the 1995 taxable losses that were carried back to earlier profitable years to recover income taxes previously paid.

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at April 30, 1999 and 1998.

   At April 30, 1999, the Company has net operating loss carry forwards for federal income tax purposes of approximately $20.0 million, which are available to offset future federal taxable income, if any, through fiscal 2019. In addition, the Company has foreign tax credit carry forwards for federal income tax purposes of approximately $777,000, which are available to offset future federal income taxes pursuant to the income tax laws. Such credits expire in varying amounts through fiscal 2002.

(7) Acquisitions

   In July 1998, the Company purchased an 80% majority interest in New Generation Computing, a company which specializes in accounting and manufacturing control software for the sewn goods industry (apparel, handbags, shoes, hats, etc.). This investment was accounted for based on the purchase accounting method with

                            AMERICAN SOFTWARE, INC.

                         APRIL 30, 1999, 1998 and 1997

the results of operations included from the date of acquisition. Of the $2.6 million purchase price, the Company acquired $1.2 million in current assets, $1.8 million in liabilities (including long-term debt of $950,000) and purchased research and development of $1.8 million, which was expensed upon acquisition. The related goodwill of $1.4 million is being amortized over a seven-year period.

   In January 1996, the Company acquired a 60% interest in Intellimedia Commerce, Inc., a company which builds and maintains systems for commerce on the Internet, for $850,000. In April 1998, the Company acquired an additional 3% interest in Intellimedia for $115,000. To maintain its majority ownership interest, in May 1998 and August 1998, the Company invested an additional $58,450 and $108,150 respectively. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. The related minority interest is not significant.

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

(8) Long-term Debt

   During 1999, long-term debt was assumed in the acquisition of New Generation Computing and consists of several notes payable. The interest rates on the notes range from 10% to 15% and is paid monthly. Approximately $500,000 matures on December 31, 2002 and the remaining balance of $450,000 matures on December 31, 2005.

(9) Shareholders' Equity

 Certain Class A and Class B Common Stock Rights

   Except for the election or removal of Directors and class votes as required by law or the Articles of Incorporation, holders of both classes of common stock vote as a single class on all matters with each share of Class A common stock entitled to cast one-tenth vote per share and each share of Class B common stock entitled to cast one vote per share. Neither has cumulative voting rights. Holders of Class A common stock, as a class, are entitled to elect 25% of the Board of Directors (rounded up to the nearest whole number of Directors) if the number of outstanding shares of Class A common stock is at least 10% of the number of outstanding shares of both classes of common stock. No cash or property dividend may be paid to holders of shares of Class B common stock during any fiscal year of the Company unless a dividend of $.05 per share has been paid in such year on each outstanding share of Class A common stock. This $.05 per share annual dividend preference is non-cumulative. Dividends per share of Class B common stock during any fiscal year may not exceed dividends paid per share of Class A common stock during each year. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the shareholder. Class A and B shares are considered as one class for purpose of the earnings (loss) per share computation.

 Employee Stock Purchase Plans

   In December 1998 the Company began an Employee Stock Purchase Plan that offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined, pursuant to the Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, full-time employees, except persons owning 5% or more of the Company's common stock, are eligible to participate after one month of

                            AMERICAN SOFTWARE, INC.

                         APRIL 30, 1999, 1998 and 1997

employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan up to a maximum of $15,000 per year. Common stock is purchased in the open market on behalf of the participants. The Company contributes to the purchase price in order to provide for the 15% discount to market price. A maximum of 400,000 shares of common stock may be purchased under the Purchase Plan. During the fiscal year ended April 30, 1999 shares issued under the Purchase Plan were 23,462.

   In November 1998 Logility Inc, a subsidiary of the Company, began an Employee Stock Purchase Plan that offers employees the right to purchase shares of the Logility's common stock at 85% of the market price, as defined, pursuant to the Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, full-time employees, except persons owning 5% or more of Logility's common stock, are eligible to participate after one month of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan up to a maximum of $15,000 per year. A maximum of 200,000 shares of common stock may be purchased under the Purchase Plan. Common stock is purchased in the open market on behalf of the participants. The Company contributes to the purchase price in order to provide for the 15% discount to market price. During the fiscal year ended April 30, 1999 shares issued under the Purchase Plan were 12,874.

 Stock Option Plans

   In fiscal 1992, the Company discontinued issuing options under its Incentive Stock Option Plan and its Nonqualified Stock Option Plan. There were 38,725 options outstanding under these plans at April 30, 1999. These plans were replaced with the 1991 Employee Stock Option Plan ("1991 Plan") and the Director and Officer Stock Option Plan ("D and O Plan"). Under the 1991 Plan, the Board of Directors is authorized to grant key employees options to purchase up to 3.6 million shares of Class A common stock, plus any shares granted under the terminated plans that terminate or expire without being wholly exercised.

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

   Incentive and nonqualified options exercisable at April 30, 1999 are 1,168,902 and 241,325 shares, respectively. Options available for grant at April 30, 1999, for the 1991 Plan and D and O Plan, are 69,838 and 681,313 shares, respectively.

   Effective August 7, 1997, Logility, Inc., a subsidiary of the Company, adopted the Logility, Inc. 1997 Stock Plan ("Subsidiary Stock Plan"). The Subsidiary Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of Logility, Inc. The Subsidiary Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1.2 million shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights ("SARs"), as defined, may be granted under the Subsidiary Stock Plan. The options and SARs generally vest over a four-year period. The terms of the options generally are for ten years, and the terms of the SARs generally are for five years.

   The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for

                            AMERICAN SOFTWARE, INC.

                         APRIL 30, 1999, 1998 and 1997

the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below (including amount for Subsidiary Stock Plan).

                                                            Years ended April
                                                                   30,
                                                           ---------------------
                                                             1999    1998  1997
                                                           --------  ----- -----
                                                              (in thousands,
                                                             except per share
                                                                  data)
Net earnings (loss):
  As reported............................................. $(32,817) 7,795 2,332
  Pro forma...............................................  (36,076) 4,721 1,040
Diluted earnings (loss) per share:
  As reported.............................................    (1.48)   .32   .10
  Pro forma...............................................    (1.62)   .19   .04

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       1999     1998     1997
                                                      -------  -------  -------
Dividend yield.......................................       0%       0%       0%
Expected volatility..................................    85.9%    62.1%   211.9%
Risk-free interest rate..............................     5.6%     5.6%     6.1%
Expected life........................................ 8 years  8 years  8 years

   Pro forma net earnings (loss) reflects only options granted in years 1996 to 1999. Therefore, the full effect of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings (loss) and related per share amounts presented above because compensation cost is reflected over the vesting period of the options and compensation cost for options granted prior to May 1, 1995 is not considered.

   A summary of the status of the Company's stock option plans as of April 30, 1999, 1998, and 1997, and changes during the years ended on those dates is presented below:

                                  1999                   1998                  1997
                          ---------------------- --------------------- ---------------------
                                       Weighted-             Weighted-             Weighted-
                                        average               average               average
     Fixed options          Shares       price     Shares      price     Shares      price
     -------------        -----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning
 of year................    3,283,204    $4.84    2,990,234    $3.75    2,611,818    $3.27
Granted.................    2,756,668     3.13    1,079,325     7.34      856,960     5.12
Exercised...............      (69,649)    3.29     (379,830)    3.18     (182,243)    6.12
Forfeited/canceled......   (2,551,427)    5.39     (406,525)    4.91     (296,301)    3.62
                          -----------            ----------            ----------
Outstanding at April 30,
 1999...................    3,418,796     3.10    3,283,204     4.84    2,990,234     3.75
                          ===========            ==========            ==========
Options exercisable at
 year-end...............    1,410,227             1,347,694             1,001,956
                          ===========            ==========            ==========
Weighted-average fair
 value of
 options granted during
 the year...............  $      1.43            $     5.56            $     5.09
                          ===========            ==========            ==========

                             AMERICAN SOFTWARE, INC

                         APRIL 30, 1999, 1998 and 1997


   The following table summarizes information about fixed stock options outstanding at April 30, 1999:

                       Options outstanding                          Options exercisable
   ----------------------------------------------------------------------------------------
                                        Weighted-     Weighted-                   Weighted-
      Range of          Number           average       average       Number        average
      exercise        outstanding       remaining     exercise     exercisable    exercise
       prices      at April 30, 1999 contractual life   price   at April 30, 1999   price
   --------------  ----------------- ---------------- --------- ----------------- ---------
   $ 1.69 -  3.38      2,953,646           8.0          $2.73       1,051,803       $2.78
     3.38 -  6.75        378,825           6.7           4.49         283,924        4.48
     6.75 - 15.19         86,325           6.0           9.70          74,500        9.92
                       ---------                                    ---------
                       3,418,796           7.8          $3.10       1,410,227       $3.50
                       =========                        =====       =========       =====

   A summary of the status of the Subsidiary's Stock Plan as of April 30, 1999 and 1998, and changes during the years then ended is presented below:

                                           1999                   1998
                                  ----------------------- ----------------------
                                              Weighted-              Weighted-
         Fixed options             Shares   average price Shares   average price
         -------------            --------  ------------- -------  -------------
Outstanding at beginning of
 year...........................   262,070     $12.96         --      $  --
Granted.........................   600,130       2.93     267,890      12.97
Exercised.......................       --         --          --         --
Forfeited/canceled..............  (306,754)      8.78      (5,820)     13.67
                                  --------                -------
Outstanding at April 30, 1999...   555,446       4.22     262,070      12.96
                                  ========     ======     =======     ======
Options exercisable at April 30,
 1999...........................    28,150      11.76      16,000      13.22
                                  ========     ======     =======     ======
Weighted-average fair value of
 options
 granted during the year........                 1.71                  10.74
                                               ======                 ======

   The following table summarizes information about fixed stock options outstanding at April 30, 1999 under the Subsidiary Stock Plan:

                       Options outstanding                          Options exercisable
   ----------------------------------------------------------------------------------------
                                        Weighted-     Weighted-                   Weighted-
      Range of          Number           average       average       Number        average
      exercise        outstanding       remaining     exercise     exercisable    exercise
       prices      at April 30, 1998 contractual life   price   at April 30, 1998   price
   --------------  ----------------- ---------------- --------- ----------------- ---------
   $ 2.75 -  5.00       491,210            9.4           2.91         6,000          3.65
     5.01 - 15.13        64,236            8.4          14.23        22,150         13.96
                        -------                                      ------
                        555,446            9.3         $ 4.22        28,150        $11.76
                        =======                        ======        ======        ======

   In August 1998 the Company offered an option repricing program to its employees. Under the terms of the program, the opportunity was offered to employees to cancel any outstanding option grant in its entirety and replace it on a share-for-share basis with an option grant bearing an exercise price equal to the fair market value of the Company's stock at the new grant date. Newly issued option grants generally have a term of ten years and vesting occurs ratably over four years beginning on the new grant date. A total of 1,775,968 options were repriced under this program.

                             AMERICAN SOFTWARE, INC

                         APRIL 30, 1999, 1998 and 1997

   In September 1998 Logility, Inc, the Company's subsidiary, offered a similar option repricing program to its non-executive employees. Under the terms of the program, the opportunity was offered to employees to cancel any outstanding option grant in its entirety and replace it on a share-for-share basis with an option grant bearing an exercise price equal to the fair market value of the Company's stock at the new grant date. Newly issued option grants have a term of ten years and vesting occurs ratably over four years beginning on the new grant date. A total of 136,280 options were repriced under this program.

(10) International Revenues

   International revenues approximated $11.4 million or 10%, $10.1 million or 9%, and $8.3 million or 10% of consolidated revenues for the years ended April 30, 1999, 1998, and 1997, respectively, and were primarily from customers in Canada and Europe.

(11) Commitments

 Leases

   The Company leases an office facility from a partnership controlled by the two Class B shareholders, under an operating lease that by its term expired December 31, 1996. An extension of that lease, on a month-to-month basis, has been approved by the Board of Directors, pending negotiation of a new long-term lease. Amounts expensed under this lease for the years ended April 30, 1999, 1998, and 1997 approximated $300,000, $300,000, and $274,000, respectively.

   The Company leases other office facilities, certain office equipment, and computer equipment under various operating leases expiring through 2003. Rental expense for these operating leases approximated $5.5 million, $4.8 million, and $3.6 million for the years ended April 30, 1999, 1998, and 1997, respectively.

   Approximate aggregate minimum annual rentals under all long-term, noncancellable, operating leases are as follows:

            Years ending April 30,         (in thousands)
            ----------------------         -------------
            2000..........................    $ 3,556
            2001..........................      1,401
            2002..........................        594
            2003..........................         87
                                              -------
                                              $ 5,638
                                              =======

 401(k) Profit Sharing Plan

   The Company has a profit sharing plan covering all employees with at least 12 months of service. The Company's contribution to the plan is determined by the Board of Directors, and is limited to a maximum of fifteen percent (15%) of the compensation (as defined) of the participating employees during the Company's fiscal year, and is payable only out of the annual net earnings or accumulated earnings of the Company. Participants in the plan are entitled, but not required, to contribute a maximum of 15% of their annual compensation to the plan. The Company did not make contributions for 1999, 1998, or 1997.

(12) Contingencies

   The Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the financial position or results of operations of the Company.

                             AMERICAN SOFTWARE, INC

                         APRIL 30, 1999, 1998 and 1997


(13) Sale of Common Stock of Subsidiary

   In October 1997, Logility, Inc., a wholly owned subsidiary of the Company, sold 2,200,000 shares of its unissued common stock in an initial public offering. Proceeds from the offering were $31.9 million, less underwriters' commissions, and other expenses of approximately $3.1 million. In November 1997, Logility, Inc. sold 330,000 shares of common stock as part of the underwriters' overallotment from the initial public offering for $4.8 million less issuance costs of approximately $400,000. As a result of the offering combined with the Company's subsequent purchase of Logility, Inc.'s common stock, the Company's ownership percentage of the wholly owned subsidiary was 84% at April 30, 1999.

(14) Segment information

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way public business enterprises are to report information about the operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

   On February 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". The Company operates and manages its business in two segments based on software and services provided in two key product markets, Enterprise Resource Planning (ERP), which automates customers' internal financial, human resources, and manufacturing functions, and Supply Chain Planning (SCP), which provides planning and execution software to streamline customers' interactions with suppliers. Intersegment charges are based on marketing and general administration services provided to the SCP segment by the ERP segment.

                            AMERICAN SOFTWARE, INC.

                         April 30, 1999, 1998, and 1997

                                                       1999     1998     1997
                                                     --------  -------  ------
                                                         (in thousands)
Revenues:
  Enterprise resource planning...................... $ 82,160   72,810  62,887
  Supply chain planning.............................   27,017   34,662  21,824
                                                     --------  -------  ------
    Total........................................... $109,177  107,472  84,711
                                                     ========  =======  ======
Operating income before intersegment eliminations:
  Enterprise resource planning...................... $(28,719)   6,933   3,635
  Supply chain planning.............................   (9,279)   1,719  (1,954)
                                                     --------  -------  ------
    Total........................................... $(37,998)   8,652   1,681
                                                     ========  =======  ======
Intersegment eliminations:
  Enterprise resource planning...................... $ (2,131)  (2,505)    --
  Supply chain planning.............................    2,131    2,505     --
                                                     --------  -------  ------
    Total........................................... $    --       --      --
                                                     ========  =======  ======
Operating income after intersegment eliminations:
  Enterprise resource planning...................... $(30,850)   4,428   3,635
  Supply chain planning.............................   (7,148)   4,224  (1,954)
                                                     --------  -------  ------
    Total........................................... $(37,998)   8,652   1,681
                                                     ========  =======  ======
Identifiable assets:
  Enterprise resource planning...................... $ 66,680   91,826  83,142
  Supply chain planning.............................   40,678   50,830  16,367
                                                     --------  -------  ------
    Total........................................... $107,358  142,656  99,509
                                                     ========  =======  ======
Capital expenditures:
  Enterprise resource planning...................... $    957    1,862   1,694
  Supply chain planning.............................      783    1,371     581
                                                     --------  -------  ------
    Total........................................... $  1,740    3,233   2,275
                                                     ========  =======  ======
Capitalized Software:
  Enterprise resource planning...................... $  6,950    5,658   7,103
  Supply chain planning.............................    3,952    3,169   2,795
                                                     --------  -------  ------
    Total........................................... $ 10,902    8,827   9,898
                                                     ========  =======  ======
Depreciation and amortization:
  Enterprise resource planning...................... $  5,718    5,335   4,855
  Supply chain planning.............................    3,862    4,737   3,258
                                                     --------  -------  ------
    Total........................................... $  9,580   10,072   8,113
                                                     ========  =======  ======

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
American Software, Inc.:

   Under date of June 23, 1999, we reported on the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1999, which are included in the April 30, 1999, annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Atlanta, Georgia
June 23, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The directors and executive officers of the Company are:

 Name                            Age                 Position
 ----                            ---                 --------
 James C. Edenfield.............  64 President, Chief Executive Officer,
                                     Treasurer and Director;
                                     Director of Logility, Inc.
 Thomas L. Newberry.............  66 Chairman of the Board of Directors
 David H. Gambrell..............  69 Director
 Thomas R. Williams.............  70 Director
                                     Executive Vice President, President and
 J. Michael Edenfield...........  41 Director of Logility, Inc.
                                     Senior Vice President, General Manager--
 Paul Di Bono, Jr...............  60 Enterprise Division
                                     Chief Financial Officer and Senior Vice
 James M. Modak.................  42 President
 Vincent C. Klinges.............  36 Vice President--Finance
 James R. McGuone...............  52 Secretary

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

   Mr. Williams has served as a Director of the Company since April, 1989. He is currently the President of the Wales Group, Inc., a closely-held corporation engaged in investments and venture capital, and has held such position since 1987. He was a director of Southern Bell Corporation from 1980 to 1983 and is a Former Chairman of the Board of First Wachovia Corporation, First National Bank of Atlanta and First Atlanta Corporation. He holds a Bachelor of Science degree in Industrial Engineering from the Georgia Institute of Technology and a Master of Science degree in Industrial Management from the Massachusetts Institute of Technology.

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

   James M. Modak has served as Chief Financial Officer and Senior Vice President of the Company since June 1999. Mr. Modak has served and continues to serve as Chief Financial Officer and Senior Vice President of Logility, Inc., the Company's subsidiary from August 1997. From January 1996 to July 1997, Mr. Modak served as Senior Vice President--Finance of Total System Services, Inc., a New York Stock Exchange-listed credit card processing company. From September 1993 to January 1996, Mr. Modak served as Senior Vice President--Financial Analysis of First Financial Management Corp., a financial services processing company. From February 1993 to August 1993 he was Chief Financial Officer of Shop N Chek, a quality service provider for the retail industry. From July 1991 to February 1993, Mr. Modak was Senior Vice President--Controller of DF Southeastern, Inc., a savings bank holding company. From 1979 to 1991 he was a CPA with KPMG LLP. Mr. Modak is a Certified Public Accountant with a Bachelor of Business Administration degree from the University of Notre Dame.

   Mr. Klinges joined the Company in February, 1998 as Vice President of Finance. From July 1995 to February 1998, Mr. Klinges was employed by Indus International, Inc. (formerly known as TSW International, Inc.), as Controller. From November 1986 to July 1995, Mr. Klinges held various positions with Dun & Bradstreet, Inc. including as Controller of Sales Technologies, a software division of Dun & Bradstreet Inc. Mr. Klinges holds a Bachelor of Business Administration from St. Bonaventure University.

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

   Based upon review of filings made under Section 16(a) of the Exchange Act, not all of the reports required to be filed during fiscal 1999 were filed on a timely basis. The Company is aware of the following reports that were filed with the Commission by a director of the Company after their respective due dates: Thomas R. Williams and Dr. Thomas L. Newberry (annual statements of beneficial ownership). Based upon its review of copies of filing received by it, the Company believes that since May 1, 1998 all other Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

   This information is set forth under the caption "Certain Information Regarding Executive Officers and Directors" in the Company's 1999 Proxy Statement (the "Proxy Statement"), which information is incorporated herein by reference.

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

   The Services Agreement has an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either the Company or Logility elects not to renew its term by giving proper notice. Logility will indemnify the Company against any damages that the Company may incur in connection with its performance of services under the Services Agreement (other than those arising from the Company's gross negligence or willful misconduct), and the Company will indemnify Logility against any damages arising out of the Company's gross negligence or willful misconduct in connection with its rendering of services under the Services Agreement. For the fiscal years ended 1999 and 1998 the services related to this agreement have been $1.5 and $1.1 million, respectively.

Facilities Agreement

   The Company and Logility have entered into a Facilities Agreement (the "Facilities Agreement"), which provides that Logility may occupy space located in certain facilities owned or leased by the Company (or subsidiaries of the Company).

   The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either the Company or Logility elects not to renew its term. The Facilities Agreement may be terminated by Logility for any reason with respect to any particular facility upon thirty days' written notice. Logility's lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between the Company and a landlord with respect to any facility leased by the Company and by the disposition by the Company of any facility owned by the Company. For the fiscal years ended 1999 and 1998 the services related to this agreement have been $342,000 and $330,000, respectively.

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

Marketing License Agreement

   American Software USA, Inc. ("USA"), a wholly-owned subsidiary of the Company, and Logility have entered into a Marketing License Agreement (the "Marketing License Agreement") pursuant to which USA has agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Value Chain Solutions product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% (or 50% for affiliates of USA located in the United Kingdom and France if they carry out installation and provide first-line support services) of the net license revenue collected by Logility under license agreements for the Logility Value Chain Solutions product line with certain end-users who are also licensees of software products of the Company which are secured and forwarded to Logility by USA and accepted by Logility. The Marketing License Agreement has a five-year term, although Logility may terminate the Marketing License Agreement for cause, and either party may terminate the Marketing License Agreement at any time upon twelve (12) months' prior written notice to the other party. For the fiscal years ended 1999 and 1998 the services related to this agreement have been $308,000 and $1.1 million, respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this report.

   1. Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

   2. Financial statement schedule included in Part IV of this Form:

                                                                          Page
                                                                          ----
      Report of Independent Auditors.....................................  56
      Schedule II--Consolidated Valuation Accounts--for the three years ended April 30, 1999..............................................  57

   All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3. Exhibits

   The following exhibits are filed herewith or incorporated herein by reference:

 3.1   The Company's Amended and Restated Articles of Incorporation, and
       amendments thereto. (1)
 3.2   The Company's Amended and Restated By-Laws dated November 13, 1989. (2)
 10.1  Amended and Restated 1991 Employee Stock Option Plan dated August 27,
       1998. (3)
 10.2  Amended and Restated Directors and Officers Stock Option Plan effective
       August 27, 1998. (3)
 10.3  Stock Option Agreement between the Company and James C. Edenfield dated
       May 15, 1990. (4)
 10.4  Stock Option Agreement between the Company and James C. Edenfield dated
       January 30, 1995. (5)
 10.5  American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.
       (6)
 10.6  Lease Agreement dated December 15, 1981, between Company and Newfield
       Associates. (7)
 10.7  Amendment dated January 14, 1983, to Lease Agreement between the Company and Newfield Associates. (7)
 10.8  Subsidiary Formation Agreement entered into among the Company, Logility,
       Inc., and certain subsidiaries of the Company, as amended, dated January
       23, 1997. (8)
 10.9  Services Agreement between the Company and Logility, Inc., dated August
       1, 1997. (8)
 10.10 Facilities Agreement between the Company and Logility, Inc., dated
       August 1, 1997. (8)
 10.11 Tax Sharing Agreement between the Company and Logility, Inc., dated
       January 23, 1997. (8)
 10.12 Stock Option Agreement between the Company and Logility, Inc., dated
       August 1, 1997. (8)
 10.13 Technology License Agreement between the Company and Logility, Inc., as amended, dated August 1, 1997. (8)
 10.14 Marketing License Agreement between USA and Logility, Inc., as amended, dated August 1, 1997. (8)
 10.15 The Company's Employee Stock Purchase Plan dated September 30, 1998. (9)
 10.16 Logility, Inc.'s Amended and Restated 1997 Stock Plan dated August 26,
       1998.
 10.17 Logility, Inc.'s Employee Stock Purchase Plan dated September 30, 1998.
 11.1  Statement re: Computation of Per Share Earnings (Loss).
 21.1  List of Subsidiaries.
 23.1  Independent Auditors' Consent.
 27.1  Financial Data Schedule.

--------
(1) Incorporated by reference herein. Filed as an exhibit to the Company's quarterly report filed on Form 10Q for the quarter ended October 31, 1990.

(2) Incorporated by reference herein. Filed as an exhibit to the Company's quarterly report filed on Form 10Q for the quarter ended January 31, 1990.

(3) Incorporated by reference herein. Filed by the Company as an exhibit to the Registrants's Registration Statement No. 333-62529 filed on Form S-8 on August 31, 1998.

(4) Incorporated by reference herein. Filed as an exhibit to the Company's annual report filed on Form 10K for the fiscal year ended April 30, 1990.

(5) Incorporated by reference herein. Filed as an exhibit to the Company's annual report filed on Form 10K for the fiscal year ended April 30, 1995.

(6) Incorporated by reference herein. Filed by the Company as an exhibit to the Registrants's Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.

(7) Incorporated by reference herein. Filed by the Company as an exhibit to the Company's Registration Statement No. 2-81444 filed on Form S-1 on January 21, 1983.

(8) Incorporated by reference herein. Filed as an exhibit to the Company's annual report filed on Form 10K for the fiscal year ended April 30, 1998.

(9) Incorporated by reference herein. Filed by the Company as an exhibit to the Registrants's Registration Statement No. 333-67533 filed on Form S-8 on November 19, 1998.

   (b) Reports on Form 8-K

   The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
American Software, Inc.:

   Under date of June 23, 1999, we reported on the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1999, which are included in the April 30, 1999, annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Atlanta, Georgia
June 23, 1999

                                                                     SCHEDULE II

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                        Consolidated Valuation Accounts

                   Years ended April 30, 1999, 1998, and 1997

Allowance for Doubtful Accounts

                                            Additions
                                 Balance at charged to                Balance at
                                 beginning  costs and                   end of
Year ended                        of year    expenses  Deductions (1)    year
----------                       ---------- ---------- -------------- ----------
April 30, 1997.................. $1,200,000 $  720,935   $  739,164   $1,181,771
April 30, 1998..................  1,181,771    176,000      135,771    1,222,000
April 30, 1999..................  1,222,000  1,880,000    1,384,000    1,718,000
--------
(1) Write-offs of accounts receivable.

Deferred Income Tax Valuation Allowance

                                            Additions
                                 Balance at Charged to                Balance at
                                 beginning  costs and                   end of
Year ended                        of year    expenses    Deductions      year
----------                       ---------- ---------- -------------- ----------
April 30, 1997..................  1,980,209                     --     1,980,209
April 30, 1998..................  1,980,209        --           --     1,980,209
April 30, 1999..................  1,980,209  4,416,000          --     6,396,209

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN SOFTWARE, INC.

                                               /s/ James C. Edenfield
                                          By __________________________________
                                                   James C. Edenfield
                                               President, Chief Executive
                                             Officer, Treasurer and Director

Date: July 26, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signatures                          Title                    Date
             ----------                          -----                    ----
   /s/ James C. Edenfield            President, Chief Executive      July 23, 1999
_____________________________         Officer, Treasurer and
         James C. Edenfield           Director
   /s/ Thomas L. Newberry            Chairman of the Board of        July 23, 1999
_____________________________         Directors
         Thomas L. Newberry
   /s/ David H. Gambrell             Director                        July 23, 1999
____________________________
         David H. Gambrell
   /s/ Thomas R. Williams            Director                        July 23, 1999
_____________________________
         Thomas R. Williams
   /s/ James M. Modak                Chief Financial Officer and     July 23, 1999
_________________________             Sr. Vice President
           James M. Modak
   /s/ Vincent C. Klinges            Principal Accounting Officer    July 23, 1999
_____________________________
         Vincent C. Klinges