Form 10-Q
period 1999-07-31
AMERICAN SOFTWARE INC
filed 1999-09-13
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                July 31, 1999
                              --------------------------------------------------

                                      OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ____________________ to  _____________________

Commission File Number:           0-12456
                                  ----------------------------------------------

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

                                     None
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ______
                                        -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Classes                          Outstanding at September 7 , 1999
------------------------------------           ---------------------------------
Class A Common Stock, $.10 par value                   16,721,556   Shares

Class B Common Stock, $.10 par value                    4,768,289   Shares

                            AMERICAN SOFTWARE, INC

                                   Form 10-Q

                          Quarter ended July 31,1999

                                     Index
                                     -----



                                                                                                               Page
                                                                                                                No.
                                                                                                               ----
Part I - Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     -    Unaudited - July 31, 1999 and April 30, 1999                                                            3

     Condensed Consolidated Statements of Operations
     -    Unaudited - Three Months ended July 31, 1999 and July 31, 1998                                          4

     Condensed Consolidated Statements of Cash Flows
     -    Unaudited - Three Months ended July 31, 1999 and July 31, 1998                                          5

  Item 2.  Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                                                 6-14

Part II - Other Information                                                                                      14

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            AMERICAN SOFTWARE, INC.
               Condensed Consolidated Balance Sheets (Unaudited)
                       (in thousands except share data)

                                                                                     July 31,        April 30,
                                                                                       1999            1999
                                                                                     --------        ---------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                       $ 22,815        $  21,567
     Investments                                                                       26,749           27,297
     Trade accounts receivable, less allowance for doubtful accounts of $1,802 at July 31, 1999 and $1,718 at April 30, 1999:
                  Billed                                                               16,650           17,534
                  Unbilled                                                              3,706            3,539
     Deferred income taxes                                                              1,294            1,294
     Prepaid expenses and other current assets                                          1,898            1,759
                                                                                     --------        ---------
                  Total current assets                                                 73,112           72,990
Property and equipment, less accumulated depreciation                                  16,421           16,542
Intangible assets, less accumulated amortization                                       18,152           16,248
Other assets                                                                            1,349            1,578
                                                                                     --------        ---------
                                                                                     $109,034        $ 107,358
                                                                                     ========        =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $  3,389        $   3,442
     Accrued compensation and related costs                                             5,414            4,995
     Other current liabilities                                                          8,888            8,230
     Deferred revenue                                                                  16,804           16,298
                                                                                     --------        ---------
                  Total current liabilities                                            34,495           32,965

Long term debt                                                                            700              950
Deferred income taxes                                                                   1,294            1,294
                                                                                     --------        ---------
                  Total liabilities                                                    36,489           35,209
                                                                                     --------        ---------
Minority interest in subsidiaries                                                       5,058            4,952
Shareholders' equity:
     Common stock:
          Class A, $.10 par value.  Authorized 50,000,000 shares;
               Issued 19,470,224 shares at July  31, 1999 and
               19,469,405 shares at April 30, 1999                                      1,947            1,947
          Class B, $.10 par value.  Authorized 10,000,000 shares;
               Issued and outstanding 4,768,289 shares at July 31, 1999 and               477              477
               4,768,289 shares at April 30, 1999; convertible into Class A shares on a one-for-one basis
            Additional paid-in capital                                                 60,376           60,368
            Other comprehensive income                                                    244              244
            Retained earnings                                                          21,312           20,408
            Class A treasury stock, 2,756,292 shares at July 31, 1999
               and 2,603,823 shares at April 30, 1999, respectively                  (16,868)         (16,247)
                                                                                     --------        ---------
                  Total shareholders' equity                                           67,488           67,197
                                                                                     --------        ---------
                                                                                     $109,034        $ 107,358
                                                                                     ========        =========


See accompanying notes to condensed consolidated financial statements.

                            AMERICAN SOFTWARE, INC.
                Condensed Consolidated Statements of Operations
                (in thousands except share and per share data)
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              July 31,
                                                                  ---------------------------------
                                                                       1999               1998
                                                                  --------------     --------------
Revenues:
     License fees                                                 $        6,277     $        5,158
     Services                                                             15,747             15,502
     Maintenance                                                           6,211              6,707
                                                                  --------------     --------------
           Total revenues                                                 28,235             27,367
                                                                  --------------     --------------

Cost of revenues:
     License fees                                                          1,328              3,216
     Services                                                             11,583              9,691
     Maintenance                                                           2,685              2,336
                                                                  --------------     --------------
           Total cost of revenues                                         15,596             15,243
                                                                  --------------     --------------

Gross margin                                                              12,639             12,124
                                                                  --------------     --------------

Operating expenses:
     Research and development, net                                         2,157              3,813
     Sales and marketing                                                   6,492              8,393
     General and administrative                                            3,405              4,425
     Charge for in-process research & development                           ---               1,800
                                                                  --------------     --------------
           Total operating expense                                        12,054             18,431

           Operating income (loss)                                           585             (6,307)


     Other income, net                                                       426                572

     Minority interest                                                      (107)               529
                                                                  --------------     --------------
           Income (loss) before income taxes                                 904             (5,206)

     Income taxes                                                           ---                 200
                                                                  --------------     --------------

           Net income (loss)                                      $          904     $       (5,406)
                                                                  ==============     ==============

     Basic net income (loss) per common share                     $         0.04     $        (0.24)
                                                                  ==============     ==============

     Diluted net income (loss) per common share*                  $         0.04     $        (0.24)
                                                                  ==============     ==============

     Weighted average common shares
           Outstanding:        Basic                                      21,597             22,739
                                                                  ==============     ==============
                               Diluted                                    22,280             23,912
                                                                  ==============     ==============


* See accompanying notes to condensed consolidated financial statements.

                            AMERICAN SOFTWARE, INC
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                       (in thousands except share data)

                                                                                                    Three Months Ended
                                                                                                          July 31,
                                                                                                 ------------------------------
                                                                                                     1999             1998
                                                                                                 -------------    -------------
Cash flows from operating activities:
       Net earnings (loss)                                                                         $   904            $(5,406)
       Adjustments to reconcile net earnings (loss) to net cash provided
         Operating activities:
          Depreciation and amortization                                                              1,926              3,190
          Minority interest in subsidiary income/(loss)                                                107               (529)
          Net (gain) loss on investments                                                               125                 78
          Deferred income taxes                                                                       -----              (957)
          Charge for In-process research and development                                              -----             1,800
          Change in operating assets and liabilities:
             Net (increase) decrease in money market funds                                            -----             4,185
             Purchases of trading securities                                                        (1,260)              (529)
             Proceeds from trading securities                                                        2,524                590
             Proceeds from sales and maturities of investments                                       1,169                348
             Decrease/(increase) in Accounts receivable                                                717             (1,076)
             Decrease/(increase) in Prepaid expenses and other assets                                  240                361
             Increase/(decrease) in Accounts payable and other accrued liabilities                   1,024              1,633
             Increase/(decrease) in Deferred revenue                                                   506              1,783
             Currency translation adjustment                                                          -----                23
                                                                                                 -------------    -------------
          Net cash provided by operating activities                                                  7,982              5,494
                                                                                                 -------------    -------------
Cash flows from investing activities:
     Additions to capitalized software development costs                                            (2,963)            (2,298)
     Additions to purchased computer software costs                                                   -----               (36)
     Purchase of majority interest in subsidiaries                                                    -----            (1,971)
     Minority investment and additional funding in business                                           (150)              (763)
     Repurchase of common stock by subsidiary                                                         (224)            (1,373)
     Purchases of property and equipment                                                              (523)              (859)
     Purchases of short term investments, net                                                       (2,011)              (442)
                                                                                                 -------------    -------------
          Net cash used in investing activities                                                     (5,871)            (7,742)
                                                                                                 -------------    -------------
Cash flows from financing activities:
     Repayment of long-term debt                                                                      (250)             -----
     Repurchase of common stock                                                                       (621)              (601)
     Proceeds from exercise of stock options                                                             5                159
     Proceeds from dividend reinvestment and stock purchase plan                                         3              -----
                                                                                                 -------------    -------------
          Net cash used in financing activities                                                       (863)              (442)
                                                                                                 -------------    -------------

          Net increase in cash                                                                       1,248             (2,690)

Cash at beginning of period                                                                         21,567             13,396
                                                                                                 -------------    -------------
Cash at end of period                                                                              $22,815            $10,706
                                                                                                 =============    =============
Supplemental disclosure of cash paid during the period for income taxes                            $ ------           $   324
                                                                                                 =============    =============

     See accompanying notes to condensed consolidated financial statements.

                            AMERICAN SOFTWARE, INC.
       Notes to Condensed Consolidated Financial Statements - Unaudited
                                 July 31, 1999

A.     Basis of Presentation

       The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in the 1999 Annual Report on Form 10-K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated.

B.     Industry Segments

       On February 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". The Company operates and manages its business in two segment based on software and services provided in two key product markets, Enterprise Resource Planning (ERP), which automates customers' internal financial, human resources, and manufacturing functions, and Supply Chain Planning (SCP), which provides planning and execution software to streamline customers' interactions with suppliers. Intersegment charges are based on marketing and general administration services provides to the SCP segment by the ERP segment.

C.     Comprehensive Income

       On May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income (loss) have been included in the accompanying combined financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying combined statements of operations would be the same.

D.     Revenue Recognition

       In December 1998, the AICPA issued SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. This SOP amends SOP No. 97-2 to, among other matters, require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP No. 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. On May 1, 1999 the Company adopted SOP No. 98-9 and it did not have a material effect on its revenue recognition.

E.     Major Customer

       One customer accounted for more than 10% of the Company's revenues during the quarter ended July 31, 1999, totaling 11% of total revenues. No accounts receivable were outstanding from this customer at July 31, 1999.

                            AMERICAN SOFTWARE, INC.
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


F.     Purchase of Majority Interest in New Generation Computing

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

FORWARD-LOOKING STATEMENTS

     It should be noted that this report on Form 10-Q contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those anticipated by statements made herein. The demand for the companies software products and services as well as the timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors, including changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could affect the future performance of the Company.

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

The Company's revenues are derived primarily from three sources: software licenses, maintenance and services. Software licenses generally are based upon the number of modules, servers, users and/or sites licensed. License fee revenues are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific evidence exists to allocate the total fee to all elements of the arrangement. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. Maintenance revenues are recognized ratably over the term of the maintenance agreement. Services revenues consist primarily of fees from software implementation, training, consulting and customization services and are recognized as the services are rendered.

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months ended July 31, 1999 and 1998:

                                                                              Percentage of                   Pct. Change
                                                                             Total Revenues                   in Dollars
                                                                   ------------------------------------    ------------------
                                                                        1999                1998             1999 vs 1998
                                                                   ----------------    ----------------    ------------------
Revenues:
      License fees                                                      22 %               19 %                 22%
      Services                                                          56                 57                    2
      Maintenance                                                       22                 24                  ( 7)
                                                                   ----------------    ----------------    ------------------
           Total revenues                                              100                100                    3
                                                                   ----------------    ----------------    ------------------

Cost of revenues:
      License fees                                                       5                 12                  (59)
      Services                                                          41                 35                   20
      Maintenance                                                        9                  9                   15
                                                                   ----------------    ----------------    ------------------
           Total cost of revenues                                       55                 56                    2
                                                                   ----------------    ----------------    ------------------

Gross margin                                                            45                 44                    4
                                                                   ----------------    ----------------    ------------------

Operating expenses:
      Research and development expenses,net                              8                 14                  (43)
      Sales and marketing                                               23                 31                  (23)
      General and administrative expenses                               12                 15                  (23)
      Purchased research & development                                 ---                  7                   nm
                                                                   ----------------    ----------------    ------------------
           Total operating expenses                                     43                 67                  (35)
                                                                   ----------------    ----------------    ------------------

           Operating income (loss)                                       2                (23)                  nm


      Other income, net                                                  1                  2                   nm
      Minority interest                                                 nm                  2                   nm
                                                                   ----------------    ----------------    ------------------

           Income (loss) before income taxes                             3                (19)                  nm

      Income taxes                                                      ---                 1                   nm
                                                                   ----------------    ----------------    ------------------

           Net income (loss)                                             3%               (20)%                 nm
                                                                   ================    ================    ==================

nm - not meaningful

THREE MONTHS ENDED JULY 31, 1999 AND 1998

REVENUES

For the quarter ended July 31, 1999 revenues totaled $28.2 million, up 3% from $27.4 million in the corresponding quarter of fiscal 1999. This increase was primarily due to an increase in license fees from increased product sales, partially offset by a decrease in maintenance revenue caused by the delayed effect from lower product sales in recent prior quarters. International revenues represented approximately 7% of total revenues in the quarter ended July 31, 1999 compared to approximately 12% a year ago.

LICENSES. Software license fee revenues were 22% higher than the first quarter of fiscal 1999. License fee revenues from the Company's subsidiary, Logility, Inc., constituted 69% of the total license fee revenues for the three month period ended July 31, 1999 compared to the prior year comparable period, when they comprised 49% of those revenues. The Company believes the increased license fees were a result of improved sales execution by the Company's sales force. In the quarter ended July 31, 1999, the Company's 84% owned subsidiary, Logility closed the sale of the largest software licensing transaction in its history, with license fee revenue totaling over $3.0 million.

SERVICES. Services revenues were $15.7 million or 2% higher than the corresponding quarter a year ago. This increase was primarily a result of revenue increases from the Company's subsidiary AmQUEST which operates as an Application Service Provider (ASP) and internet related services.

MAINTENANCE. Maintenance revenues decreased 7% from the first quarter of fiscal year 1999 to $6.2 million from $6.7 million due to the slowdown in license fees in the prior periods. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The total gross margin in the quarter ended July 31, 1999 was 45% compared to 44% a year ago. This slight increase was largely due to an increase in the license fees gross margin to 79% this quarter compared to 38% in the same quarter a year ago. This increase is primarily due to the increase in license fee revenue and the decrease in capitalized software amortization expenses in the current quarter when compared to the same quarter last year. The gross margin on services revenues decreased to 26% compared to 37% the same quarter a year ago due to lower margin implementation services work replacing higher margin "Year 2000" remediation work. Maintenance gross margin decreased to 57% compared to the same quarter a year ago at 65% due to lower maintenance revenue and higher support expenses related to new products.

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                     July 31,       Percent        July 31,
                                                       1999         Change           1998
                                                    -----------    ----------     -----------


        Gross product development costs             $ 5,120            (16)%      $ 6,111
             Percentage of total revenues                18%                           22%
        Less:  capitalized development               (2,963)            29%        (2,298)
             Percentage of gross prod. dev. costs        58%                           38%

                                                    -----------    ----------     -----------
        Product development expenses                $ 2,157            (43)%      $ 3,813
             Percentage of total revenues                 8%                           14%

Gross product development costs decreased 16% in the quarter ended July 31, 1999 compared to the same period a year ago as a result of the Company's restructuring efforts in response to lower license fees. Capitalized development increased by 29% from a year ago, as well as the rate of capitalized development increased to 58% from 38% a year ago, due to the timing of development projects that are significant in the current quarter when compared to the same quarter a year ago. Product development expenses, as a percentage of total revenues, decreased to 8% compared to 14% a year ago due to the increase in total revenues and the decrease in gross product development expense and increase in capitalized development as noted above.

SALES & MARKETING. Sales and marketing expenses decreased 23% to $6.5 million for the quarter ended July 31, 1999 compared to the same period a year ago. As a percentage of total revenues, sales and marketing expenses were 23% for the quarter ended July 31, 1999 compared to 31% for the quarter ended July 31, 1998. This decrease was due to the overall increase in revenues, as well as more control of sales and marketing expenditures.

GENERAL & ADMINISTRATIVE. General and administrative expenses decreased 23% to $3.4 million for the quarter ended July 31, 1999 compared to the same period last year as a result of the improved management of these expenses such as reduction in employees, with the resulting drop in administrative costs. During the quarter the average number of employees was 726 compared to 735 during the same period a year ago.

PURCHASED RESEARCH & DEVELOPMENT. Purchased Research & Development expense was $1.8 million for the quarter ended July 31, 1998. This one-time cost is related to the in-process research and development expense related to the acquisition of New Generation Computing during the quarter ended July 31, 1998.

OTHER INCOME. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary's earnings (loss). Other income decreased to $319,000 in the quarter ended July 31, 1999 from $1.1 million in the same period one year ago primarily due to the change in minority interest from a gain of $529,000 in the quarter ended July 31,1998 to a loss of $107,000 in the current quarter ended July 31,1999.

INCOME TAXES

 For the quarter ended July 31, 1999, the Company did not record any income taxes as a result of the operating losses incurred in prior periods.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's operating activities provided cash of approximately $1.2 million in the three months ended July 31, 1999, and provided cash of approximately $1.5 million in the same period last year. The cash provided by operations during the three months ended July 31,1999, was primarily attributable to proceeds from trading securities of $2.5 million, proceeds from sales and maturities of investments of $1.2 million, non-cash depreciation and amortization expense of $1.1 million, net income of $904,000, a decrease in accounts receivable of $717,000, an increase in accounts payable and other liabilities of $771,000 and an increase to deferred revenue of $507,000. This was offset by purchases of trading securities of $1.3 million. The cash provided by operations during the three months ended July 31, 1998, was primarily attributable to a decrease in money market funds of $4.2 million, non-cash depreciation and amortization expense of $3.2 million, an increase to deferred revenue of $1.8 million, an increase in accounts payable and other liabilities of $1.6 million, an increase of $1.8 million for in-process research and development and an increase in proceeds from trading securities of $590,000. This is partially offset by a net loss of $5.4 million, an increase in accounts receivable of $1.1 million, an increase in deferred income taxes of $957,000 and a decrease in minority interest in subsidiary loss of $529,000.

Cash used for investing activities was approximately $4.8 million for the three months ended July 31, 1999. The major use of cash was for capitalized software development costs of $2.7 million, the purchase of short term investments, net of $2.0 million and investment in internet business of $150,000. Cash used for investing activities was approximately $3.6 million for the three months ended July 31, 1998. The major use of cash was to acquire a majority interest in a company for $2.0 million, capitalized software development costs of $2.3 million, purchase of the Company's subsidiary common stock of $1.4 million, purchase of minority interest in business of $763,000 and the purchase of property and equipment of $859,000. This was substantially offset by the sale of short term investments of $3.7 million.

Cash used in financing activities was approximately $614,000 for the three months ended July 31, 1999 and was primarily used to purchase common stock of the Company of $621,000. Cash used in financing activities was approximately $442,000 for the three months ended July 31,1998 and was primarily used to purchase common stock of the Company of $601,000, offset partially by proceeds from exercise of stock options.

Days Sales Outstanding (DSO) in accounts receivable were 65 days as of July 31, 1999 compared to 94 days as of July 31, 1998 and 80 days as of April 30, 1999. This reduction was due primarily to improved collection efforts by the Company, as well as the significant impact of the billing and collecting of one large customer transaction within the quarter ended July 31, 1999. The Company expects its future DSO level to be approximately 85-90 days.

The Company's current ratio was 2.1 to 1 and cash and investments totaled 45% of total assets at July 31, 1999 compared to a current ratio of 2.6 to 1 and cash and investments totaling 38% of total assets at July 31, 1998. The Company expects existing cash and investments, combined with cash generated from operations, to be sufficient to meet its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

American Software Inc.'s board of directors approved a resolution authorizing the Company to repurchase up to 2.2 million shares of the Company's class A common stock through open market purchases. The timing of any repurchases will depend on market conditions, the market price of the Company's common stock and management's assessment of the Company's liquidity and cash flow needs. Since this resolution was adopted, the Company has repurchased approximately 1.4 million shares of common stock at a cost of approximately $4.9 million as of July 31, 1999.


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

Internal Systems:
----------------

          The Company is working to identify and remediate all internal systems, which may impact the operations of the Company. The cost of converting the Company's internal systems is not expected to be material since the Company is utilizing internal resources to meet its Year 2000 readiness needs. The Company has completed 100% of its system evaluation and 95% of its remediation. The Company estimates the completion of its remediation and testing by September 30, 1999.

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

          Forward-looking statements contained in this Year 2000 Compliance discussion should be read in conjunction with the Company's disclosure under the heading of Forward Looking Statements.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Foreign Currency. In the year ended July 31, 1999, the Company generated 7% of its revenues outside the United States. International sales usually are made by the Company's foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The effect of foreign exchange rate fluctuations on the Company during the quarter ended July 31, 1999 was not material.

     Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy. These instruments are denominated in U.S. dollars. The fair value of securities at July 31, 1999 was approximately $26.7 million. Interest income on the Company's investments is carried in "Other income/(expense)."

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

                          PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
               -----------------

               The registrant is not currently involved in legal proceedings requiring disclosure under this item.

Item 2.        Changes in Securities and Use of Proceeds
               -----------------------------------------

               Not applicable.

Item 3.        Defaults Upon Senior Securities
               -------------------------------

               Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               None.

Item 5.        Other Information
               -----------------

               None.

Item 6.       Exhibits and Reports on Form 8-K
------        --------------------------------
              (a)  Exhibits:

               Exhibit No.            Description
               ----------             -----------
               11.1                   Statement re: Computation of Per Share
                                      Earnings (Loss).

               27                     Financial Data Schedule

               (b) No report on Form 8-K was filed during the quarter ended July 31, 1999.






                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN SOFTWARE, INC.

DATE      September 10, 1999            /s/James C. Edenfield
       -------------------------        ---------------------------------
                                        James C. Edenfield
                                        President, Chief Executive Officer
                                        and Treasurer

DATE      September 10, 1999            /s/James M. Modak__
       -------------------------        ----------------------------------
                                        James M. Modak
                                        Chief Financial Officer and Sr. Vice
                                        President

DATE      September 10, 1999            /s/Vincent C. Klinges
       -------------------------        ----------------------------------
                                        Vincent C. Klinges
                                        Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------







              Exhibit                                                 Page
              -------

11.1          Statement re: computation of Per Share Earnings (loss)   17

27            Financial Data Schedule