Form 10-Q
period 1999-10-31
AMERICAN SOFTWARE INC
filed 1999-12-14
CIK 713425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       October 31, 1999
                              --------------------------------------------------

                                                   OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------     -------------------------

Commission File Number:     0-12456
                          ------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Classes                           Outstanding at December 4 , 1999
-------------------------------------          --------------------------------
Class A Common Stock, $.10 par value                    16,682,914 Shares

Class B Common Stock, $.10 par value                     4,798,289 Shares

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                    Form 10-Q

                          Quarter ended October 31,1999

                                      Index
                                      -----

                                                                           Page
                                                                            No.
                                                                           ----
Part I - Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
             Unaudited - October 31, 1999 and April 30, 1999                  3

         Condensed Consolidated Statements of Operations -
             Unaudited - Three Months and Six Months ended October 31, 1999
             and October 31, 1998                                             4

         Condensed Consolidated Statements of Cash Flows -
             Unaudited - Six Months ended October 31, 1999
             and October 31, 1998                                             5

         Notes to Condensed Consolidated Financial Statements - Unaudited     6

     Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition                                    9-17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     18

Part II - Other Information                                                  19

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements


                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)
                                   (Unaudited)

                                                                                      October 31, 1999          April 30, 1999
                                                                                      ----------------          --------------
                                         ASSETS

Current assets:

       Cash and cash equivalents                                                           $ 21,905                  $21,567
       Investments                                                                           21,642                   27,297
       Trade accounts receivable, less allowance for doubtful accounts of $1,594 at October 31, 1999 and $1,718 at April 30, 1999
             Billed                                                                          15,644                   17,534
             Unbilled                                                                         5,510                    3,539
       Deferred income taxes                                                                  1,294                    1,294
       Refundable income taxes                                                                  135                      138
       Prepaid expenses and other current assets                                              2,346                    1,621
                                                                                           --------                  -------
             Total current assets                                                            68,476                   72,990
                                                                                           --------                  -------
Property and equipment, less accumulated amortization                                        16,216                   16,542
Intangible assets, less accumulated amortization                                             20,447                   16,248
Other assets                                                                                  1,917                    1,578
                                                                                           --------                 --------
                                                                                           $107,056                 $107,358
                                                                                           ========                 ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

       Accounts payable                                                                    $  3,376                  $ 3,442
       Accrued compensation and related costs                                                 4,941                    4,995
       Other current liabilities                                                              9,679                    8,230
       Deferred revenue                                                                      14,434                   16,298
                                                                                           --------                 --------
             Total current liabilities                                                       32,430                   32,965
Long term debt                                                                                   --                      950
Deferred income taxes                                                                         1,294                    1,294
                                                                                           --------                 --------
             Total liabilities                                                               33,724                   35,209
                                                                                           --------                 --------
Minority interest in subsidiaries                                                             4,846                    4,952
Shareholders' equity:
       Common stock:
       Class A, $.10 par value.  Authorized 50,000,000 shares;
          Issued 19,547,906 shares at October 31, 1999 and
          19,469,405 shares at April 30, 1999                                                 1,954                    1,947
       Class B, $.10 par value.  Authorized 10,000,000 shares;
          Issued and outstanding 4,798,289 shares at October 31, 1999 and 4,768,289             477                      477
          shares at April 30, 1999; convertible into Class A shares on a one-for-one basis
Additional paid-in capital                                                                   60,718                   60,368
Other comprehensive income                                                                      244                      244
Retained earnings                                                                            22,314                   20,408
Less Class A treasury stock, 2,864,992 shares at October 31, 1999
          and 2,603,823 shares at April 30, 1999, at cost                                   (17,221)                 (16,247)
                                                                                           --------                 --------
             Total shareholders' equity                                                      68,486                   67,197
                                                                                           --------                 --------
                                                                                           $107,056                 $107,358
                                                                                           ========                 ========

See accompanying notes to condensed consolidated financial statements.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 (in thousands except share and per share data)
                                   (Unaudited)



                                                                              Three Months Ended                Six Months Ended
                                                                                  October 31,                     October 31,
                                                                           -----------------------         -----------------------
                                                                             1999            1998            1999            1998
                                                                           --------        -------         --------        -------
Revenues:

          License fees                                                     $  6,343        $  2,785        $ 12,620        $  7,943
          Services                                                           15,543          15,757          31,290          31,259
          Maintenance                                                         6,296           6,513          12,507          13,220
                                                                           --------        --------        --------        --------
             Total revenues                                                  28,182          25,055          56,417          52,422
                                                                           --------        --------        --------        --------

Cost of revenues:

          License fees                                                        1,398           3,140           2,726           6,356
          Services                                                           11,335          11,902          22,918          21,593
          Maintenance                                                         2,345           2,714           5,030           5,050
                                                                           --------        --------        --------        --------
             Total cost of revenues                                          15,078          17,756          30,674          32,999
                                                                           --------        --------        --------        --------

                                                                           --------        --------        --------        --------
Gross margin                                                                 13,104           7,299          25,743          19,423
                                                                           --------        --------        --------        --------

Operating expenses:

          Research and development                                            5,085           5,819          10,206          11,931
          Less:  Capitalized Development                                     (2,594)         (3,222)         (5,558)         (5,521)
          Sales and marketing                                                 6,408           7,898          12,900          16,291
          General and administrative                                          3,685           4,593           7,090           9,018
          Charge for asset impairment and in process
             research & development                                            --            26,205            --            28,005
                                                                           --------        --------        --------        --------
             Total operating expense                                         12,584          41,293          24,638          59,724

             Operating income (loss)                                            520         (33,994)          1,105         (40,301)

          Other income, net                                                     695            (300)          1,121             272
          Minority interest                                                     (62)            976            (169)          1,505
                                                                           --------        --------        --------        --------
             Income (loss) before income taxes                                1,153         (33,318)          2,057         (38,524)

          Income taxes                                                          150            --               150             200
                                                                           --------        --------        --------        --------

             Net income (loss)                                             $  1,003        $(33,318)       $  1,907        $(38,724)
                                                                           ========        ========        ========        ========

          Basic net income (loss) per common share                         $    .05        $  (1.48)       $    .09        $  (1.71)
                                                                           ========        ========        ========        ========

          Diluted net income (loss) per common share*                      $    .05        $  (1.48)       $    .09        $  (1.71)
                                                                           ========        ========        ========        ========

          Weighted average common shares

             Outstanding:        Basic                                       21,440          22,530          21,519          22,619
                                                                           ========        ========        ========        ========
                                Diluted                                      21,913          22,700          22,097          23,701
                                                                           ========        ========        ========        ========

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

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                        (in thousands except share data)
                                   (Unaudited)


                                                                                                             Six Months Ended
                                                                                                                October 31,
                                                                                                           ------------------------
                                                                                                             1999           1998
                                                                                                           --------        --------
Cash flows from operating activities:
           Net earnings (loss)                                                                             $  1,907        $(38,724)
           Adjustments to reconcile net earnings (loss) to net cash provided
             Operating activities:
              Depreciation and amortization                                                                   3,939           6,298
              Minority interest in subsidiary income/(loss)                                                     169          (1,377)
              Net (gain) loss on investments                                                                    528             862
              Deferred income taxes                                                                             --           (1,058)
              Charge for asset impairment and in process R&D                                                    --           27,835
              Change in operating assets and liabilities:
                 Net (increase) decrease in money market funds                                                  --            3,242
                 Purchases of trading securities                                                             (3,876)           (740)
                 Proceeds from trading securities                                                             4,397           4,169
                 Proceeds from sales and maturities of investments                                            2,250             452
                 Decrease/(increase) in Accounts receivable                                                     (81)          5,202
                 Decrease/(increase) in Prepaid expenses and other assets                                      (731)            656
                 Increase/(decrease) in Accounts payable and other accrued liabilities                        1,325           1,739
                 Increase/(decrease) in Deferred revenue                                                     (1,863)           (942)
                 Currency translation adjustment                                                                  2             --
                                                                                                           --------        --------
              Net cash provided by operating activities                                                       7,966           7,614
                                                                                                           --------        --------

Cash flows from investing activities:
           Additions to capitalized software development costs                                               (5,558)         (5,521)
           Additions to purchased computer software costs                                                       (65)           (112)
           Purchase of majority interest in subsidiaries                                                       (658)         (1,929)
           Minority investment and additional funding in business                                              (330)           (858)
           Repurchase of common stock by subsidiary                                                            (635)         (1,404)
           Purchases of property and equipment                                                                 (897)         (1,358)
           Purchases/ (sale) of short term investments, net                                                   2,356           6,212
                                                                                                           --------        --------
              Net cash used in investing activities                                                          (5,787)         (4,970)
                                                                                                           --------        --------

Cash flows from financing activities:
           Repayment of long-term debt                                                                         (950)            --
           Repurchase of common stock                                                                          (974)         (2,025)
           Proceeds from exercise of stock options                                                               77             221
           Proceeds from dividend reinvestment and stock purchase plan                                            3              --
                                                                                                           --------        --------
              Net cash used in financing activities                                                          (1,844)         (1,804)
                                                                                                           --------        --------

              Net increase in cash                                                                              335             840

Cash and equivalents at beginning of period                                                                $ 21,567        $ 13,396
                                                                                                           --------        --------

Cash and equivalents at end of period                                                                      $ 21,903        $ 14,236
                                                                                                           ========        ========

Supplemental disclosure of cash paid during the period for income taxes                                    $     64        $    324
                                                                                                           ========        ========

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements - Unaudited
                                October 31, 1999

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

C.     Revenue Recognition

       In December 1998, the AICPA issued SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. This SOP amends SOP No. 97-2 to, among other matters, require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP No. 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. On May 1, 1999 the Company adopted SOP No. 98-9, it has not had a material effect on its revenue recognition policies.

D.     Write-off of Capitalized Software and Impaired Assets

       For the six months ended October 31, 1998, the Company had a write-off of capitalized software ($24.2 million); asset impairment ($1.8 million) and restructuring charges ($0.2 million) in the aggregate amount of $26.2 million. These charges were mainly attributable to the uncertainty of the world economy and a general reallocation of the market's IT budgets to fix year 2000 problems, which management believes have stalled the adoption of the Company's products.

       The restructuring charges were related to management actions taken to address the current slowdown in license fee revenue and better position the Company for future growth.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                October 31, 1999

E.     Purchase of Majority Interest in New Generation Computing

       On July 10, 1998, the Company purchased a majority interest in New Generation Computing, a leading software vendor which specializes in accounting and manufacturing control software for the sewn goods industry (apparel, handbags, shoes, hats, etc.). This investment was accounted for based on the purchase accounting method with the results of operations included from the date of acquisition. The acquisition resulted in purchased research and development of approximately $1.8 million, purchased computer software products of approximately $460,000, and goodwill of approximately $1.4 million. In August 1999, the Company purchased an additional 6.6% of New Generation Computing.

F.     Industry Segments

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

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements - Unaudited (continued)



                                                         Six Months Ended
                                                            October 31,
                                                     ----------------------
                                                         1999         1998
                                                     ---------    ---------

Revenues:
  Enterprise resource planning                       $  39,494       40,568
  Supply chain planning                                 16,923       11,854
                                                     ---------    ---------
            Total                                    $  56,417       52,422
                                                     =========    =========

Operating income before intersegment eliminations:
  Enterprise resource planning                       $     (64)     (30,797)
  Supply chain planning                                  1,169       (9,504)
                                                     ---------    ---------
            Total                                    $   1,105      (40,301)
                                                     =========    =========

Intersegment eliminations:
  Enterprise resource planning                       $  (1,031)      (1,223)
  Supply chain planning                                  1,031        1,223
                                                     ---------    ---------
            Total                                    $    --           --
                                                     =========    =========

Operating income after intersegment eliminations:
  Enterprise resource planning                       $  (1,095)     (32,020)
  Supply chain planning                                  2,200       (8,281)
                                                     ---------    ---------
            Total                                    $   1,105      (40,301)
                                                     =========    =========

Identifiable assets:
  Enterprise resource planning                       $  65,251       62,058
  Supply chain planning                                 41,805       41,610
                                                     ---------    ---------
            Total                                    $ 107,056      103,668
                                                     =========    =========

Capital expenditures:
  Enterprise resource planning                       $     736          829
  Supply chain planning                                    226          641
                                                     ---------    ---------
            Total                                    $     962        1,470
                                                     =========    =========

Capitalized Software:
  Enterprise resource planning                       $   3,912        3,479
  Supply chain planning                                  1,646        2,042
                                                     ---------    ---------
            Total                                    $   5,558        5,521

Depreciation and amortization:
  Enterprise resource planning                       $   2,355        3,761
  Supply chain planning                                  1,584        2,537
                                                     ---------    ---------
            Total                                    $   3,939        6,298
                                                     =========    =========

                             AMERICAN SOFTWARE, INC.
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

FORWARD-LOOKING STATEMENTS

     It should be noted that this report on Form 10-Q contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors, including changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors could affect the future performance of the Company.

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

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months and the six months ended October 31, 1999 and 1998:


                                                                Percentage of                        Percentage of
                                                               Total Revenues                       Total Revenues
                                                             ------------------         %         -------------------         %
                                                             Three months ended       Change        Six months ended        Change
                                                             ------------------      --------     -------------------      --------
                                                              1999        1998       99 v. 98       1999         1998      99 v. 98
                                                             -----        ----       --------       -----        ----      --------

Revenues:
   License fees                                                23%          11%         128%          23%          15%          59%
   Services                                                    55           63           (1)          55           60           --
   Maintenance                                                 22           26           (3)          22           25           (5)
                                                             ----         ----         ----         ----         ----         ----
            Total revenues                                    100          100           12          100          100            8
                                                             ----         ----         ----         ----         ----         ----
Cost of revenues:
   License fees                                                 5           13          (55)           5           12          (57)
   Services                                                    40           47           (5)          41           41            6
   Maintenance                                                  8           11          (14)           9           10           --
                                                             ----         ----         ----         ----         ----         ----
              Total cost of revenues                           54           71          (15)          54           63            7
                                                             ----         ----         ----         ----         ----         ----

Gross margin                                                   46           29           80           46           37           33
                                                             ----         ----         ----         ----         ----         ----

Operating expenses:
   Research and development                                    18           23          (13%)         18           23          (14%)
   Less: Capitalizable software                                (9)         (13)         (20)         (10)         (10)          (1)
   Sales and marketing                                         23           32          (19)          23           31          (21)
   General and administrative                                  13           18          (20)          13           17          (21)
   Charge for asset impairment                                 --          105           --           --           53           --
                                                             ----         ----         ----         ----         ----         ----
            Total operating expenses                           45          165          (70)          44          114          (59)
                                                             ----         ----         ----         ----         ----         ----
            Operating earnings (loss)                           2         (136)          nm            2          (77)          nm

Other income, net                                               2           (1)          nm            2            1           nm
Minority interest in loss of
   subsidiary, net                                             nm            4           nm           nm            2           nm
                                                             ----         ----         ----         ----         ----         ----

        Earnings (loss) before income
           tax expense                                          4         (133)          nm            4          (74)          nm

Income tax expense                                              1            0           nm           nm            0           nm
                                                             ----         ----         ----         ----         ----         ----

          Net earnings (loss)                                   4         (133)          nm            3          (74)          nm
                                                             ====         ====         ====         ====         ====         ====

          nm - not meaningful

THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
--------------------------------------------

REVENUES

For the quarter ended October 31, 1999 revenues totaled $28.2 million, up 12% from $25.1 million in the corresponding quarter of fiscal 1999. International revenues represented approximately 8% of total revenues in the quarter ended October 31, 1999, up from 6% the same quarter ended October 31, 1998.

LICENSES. Software license fee revenues were 128% higher than the corresponding quarter a year ago. License fee revenues from the Company's subsidiary Logility Inc., constituted 63% of the total license fee revenues for the three month period ended October 31, 1999, which is the same percentage as the prior year period. The Company believes the increased license fees were a result of improved sales execution by the Company's sales force.

SERVICES. Services revenues were $15.5 million or 1% lower than the corresponding quarter a year ago. In the near term, the Company anticipates a reduction in Services revenues as the demand for Services related to "Year 2000" system compliance decreases.

MAINTENANCE. Maintenance revenues decreased 3% from the second quarter of fiscal year 1999 to $6.3 million from $6.5 million for the same prior year period. The decrease for the quarter is due to the slowdown in license fees in the prior periods. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers.

GROSS MARGIN:

The total gross margin was 46% in the quarter ended October 31, 1999 compared to 29% during the same period a year ago. This increase was largely due to an increase in the license fees gross margin to 78% this quarter compared to (13%) in the same quarter a year ago. This increase in license fee margins is primarily due to a significant increase in license fees and a reduction in the amount of amortization expense on capitalized software, which is the primary component of cost of license fees. The expense reduction is related to the write-off of capitalized software development costs taken in the quarter ended October 31, 1998. The gross margin on services revenues increased to 27% compared to 24% the same quarter a year ago. Maintenance gross margin increased to 63% for the three months ended October 31, 1999 when compared to 58% in the same quarter a year ago as a result of management's cost reduction efforts.

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                 Three Months Ended
                                                      -----------------------------------------
                                                      Oct. 31,       Percent         Oct. 31,
                                                        1999          Change           1998
                                                      ----------    -----------     -----------


Gross product development costs                       $ 5,085          (13%)          $ 5,819
        Percentage of total revenues                       18%                             23%
Less:  capitalized development                         (2,594)         (20%)           (3,222)
        Percentage of gross prod. dev. costs               51%                             55%
                                                      -------          ---            -------
Product development expenses                          $ 2,491           (4%)          $ 2,597
        Percentage of total revenues                        9%                             10%

Gross product development costs decreased 13% in the quarter. This is a result of the steps the Company took in the prior year to manage development expenses downward as part of its overall cost containment. Capitalized development decreased as well by 20% for the quarter ended, while the rate of capitalized development decreased to 51% from 55% for the quarter ended. Early in the period, several projects were completed causing the rate of capitalization to decrease. Product development expenses, as a percentage of total revenues, did not change substantially from a year ago.

SALES & MARKETING. Sales and marketing expenses decreased 19% to $6.4 million for the quarter ended October 31, 1999. As a percentage of total revenues, sales and marketing expenses were 23% for the three months ended October 31, 1999 when compared to 32% for the quarter ended October 31, 1998. This decrease was due to the overall increase in revenues, as well as continued control of sales and marketing expenditures.

GENERAL & ADMINISTRATIVE. General and administrative expenses decreased 20% to $3.7 million for the quarter ended October 31, 1999. These expenses decreased due to a reserve being taken for non-collectable accounts in the three months ended October 31, 1998 and as a result of the Company's reduction in employee base and the resulting decrease in administrative costs. For the three months ended October 31, 1999, the average number of employees was approximately 728, compared to approximately 739 for the three months ended October 31, 1998.

CHARGE FOR IMPAIRED ASSETS AND IN PROCESS RESEARCH & DEVELOPMENT. For the quarter ended October 31, 1998, the Company incurred a non-recurring charge against earnings of $26.2 million. This charge resulted from the write-off of certain capitalized software development costs in the amount of $24.2 million, impaired asset write-off of $1.8 million and restructuring charge of $221,000, which management believes were attributable primarily to the uncertainty of the world economy and a general reallocation of the market's IT budgets to fix year 2000 problems and which have stalled the adoption of the Company's products. An additional one-time cost of $1.8 million is related to the in-process research and development expense related to the acquisition of New Generation Computing during the quarter ended July 31, 1998.

OTHER INCOME. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary's earnings (loss). Other income decreased 7% to $633,000 in the quarter ended October 31, 1999 compared to $676,000 for the same period a year ago. This decrease is primarily related to the subsidiary's positives earnings in the current period, which resulted in a minority interest charge, compared to a minority interest benefit in the same prior year period.

INCOME TAXES

For the quarter ended October 31, 1999, the Company recorded $150,000 for income taxes. This expense was based on the Company's estimate of tax liability for the fiscal year 2000.

SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998
------------------------------------------

REVENUES

Revenues for the six months ended October 31, 1999 totaled $56.4 million, up 8% from $52.4 million in the prior year period. International revenues represented approximately 8% for the six months ended October 31, 1999 compared to approximately 9% for the same period a year ago.

LICENSES. For the six months ended October 31, 1999, license fee revenues increased 59% from a year ago. License fee revenues from the Company's subsidiary Logility Inc., constituted 66% of the total license fee revenues for the six month period compared to 55% in the prior year period.

SERVICES. Services revenues were $31.2 million for the six months ended October 31, 1999, which is the same amount as for the six months ended October 31, 1998.

MAINTENANCE. For the six months ended October 31, 1999, maintenance revenues decreased 5%, to $12.5 million compared to the same period a year ago. The decrease for the year to date is due to the slowdown in license fees in the prior periods. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers.

GROSS MARGIN:

For the six months ended October 31, 1999, the gross margin was 46% compared to 37% for the same period a year ago. The gross margin on services revenues decreased to 27% compared to 31% for the same period a year ago due to a slowdown on high margin "Y2K" remediation work. Maintenance gross margin decreased slightly to 60% for the six months ended October 31, 1999 when compared to 62% during the comparable period last year. This reduction was due to slower than anticipated growth in maintenance revenue.

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:




                                                                 Six Months Ended
                                                     ------------------------------------------
                                                      Oct. 31,       Percent         Oct. 31,
                                                        1999          Change           1998
                                                     -----------    -----------     -----------
Gross product development costs                        $10,206        (14%)            $11,931
        Percentage of total revenues                        18%                             23%
Less:  capitalized development                          (5,558)        (1%)             (5,521)
        Percentage of gross prod. dev. Costs                55%                             46%
                                                       -------        ---              -------
Product development expenses                           $ 4,648        (28%)            $ 6,411
        Percentage of total revenues                         8%                             12%


Gross product development costs decreased 14% for the six months ended October 31, 1999 primarily as a result of the Company's cost reduction efforts in the prior year. Capitalized development decreased slightly by 1% for the six months ended, while the rate of capitalized development increased to 55% from 46% for the six months ended due to the timing of completing software projects. Product development expenses, as a percentage of total revenues, decreased from 12% to 8% for the six months ended October 31, 1999.

SALES & MARKETING. Sales and marketing expenses decreased 21% to $12.9 million for the six months ended October 31, 1999. As a percentage of total revenues, sales and marketing expenses were 23% for the six months ended October 31, 1999 when compared to 31% for the comparable period last year. This decrease is due in part to the increase in revenues, as well as the decrease in sales and marketing expenditures.

GENERAL & ADMINISTRATIVE. General and administrative expenses decreased 21% to $7.1 million for six months ended October 31, 1999. These expenses decreased due to reserve being taken for non-collectable accounts and as a result of the Company's reduction in the employee base and the resulting decrease in administrative costs. For the six months ended October 31, 1999, the average number of employees was approximately 688, compared to approximately 724 for the six months ended October 31, 1998.

OTHER INCOME. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary's earnings (loss). For the six month period ended October 31, 1999, Other Income decreased 47% to $952,000 from $1.8 million for the comparable six month period last year. This is due primarily to the effect on the minority interest calculation as a result of the positive earnings incurred at the Company's majority owned subsidiary Logility, Inc.

INCOME TAXES

The Company recorded income tax expense in the amount of $150,000 for the current six months ended compared to $200,000 for the six months ended October 31, 1998. This expense was based on the Company's estimate of tax liability for the fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's operating activities provided cash of approximately $8.0 million in the six months ended October 31, 1999, and provided cash of approximately $7.6 million in the same period last year. The cash provided by operations during the six months ended October 31, 1999, is attributable primarily to net income of $1.9 million, an increase in non-cash depreciation and amortization expense of $3.9 million, an increase in proceeds from trading securities of $4.4 million, an increase in proceeds from sales and maturities of investments of $2.3 million, and an increase in accounts payable and other liabilities of $1.3 million. This is partially offset by a decrease in purchases of trading securities of $3.9 million, a decrease to deferred revenue of $1.9 million, and an increase in prepaid expenses of $731,000. The cash provided by operations during the same period of the prior year was primarily attributable to a non cash charge of $27.8 million for in-process research and development, a charge for asset impairment and restructuring expenses, an increase in non-cash depreciation and amortization expense of $6.5 million, a decrease in accounts receivable of $5.2 million, an increase in proceeds from trading securities of $4.2 million, a decrease in money market funds of $3.2 million and an increase in accounts payable and other liabilities of $1.7 million. This was partially offset by a net loss of $38.7 million, a decrease in minority interest in subsidiary loss of $1.4 million, a decrease in deferred income tax benefit of $1.1 and a decrease to deferred revenue of $942,000.

Cash used for investing activities was approximately $5.8 million for the six months ended October 31, 1999 and approximately $5.0 million in the same period of the prior year. The substantial use of cash for the period ending October 31, 1999 was used for capitalized software development costs of $5.6 million, purchase of majority interest in companies for $658,000, and the purchase of property and equipment of $897,000. This was substantially offset by the sale of investments of $2.4 million. Cash used for the same period of the prior year was primarily for capitalized software of $5.5 million, purchase common stock of the Company's subsidiary in the amount of $1.4 million, property and equipment of $1.4 million, and purchase of majority interest in companies for $1.9 million. This was primarily offset by sale of investments of $6.3 million.

Cash used in financing activities was approximately $1.8 million for the six months ended October 31, 1999 and cash used in financing activities in the amount of $1.8 million in the same period of the prior year. Cash was used to purchase common stock of the Company in the amount of $974,000 and for the repayment of long-term debt in the amount of $950,000 during the six months ended October 31, 1999. Cash was used to purchase common stock of the Company in the amount of $2.0 million in the six months ended October 31, 1998.

Days Sales Outstanding in accounts receivable was 68 days as of October 31, 1999, compared to 88 days as of October 31, 1998.

The Company's current ratio was 2.1 to 1 and cash and investments totaled 41% of total assets at October 31, 1999 compared to 2.4 to 1 and cash and investments representing 45% of total assets at October 31, 1998. The Company expects existing cash and investments, combined with cash generated from operations, to be sufficient to meet its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

American Software Inc.'s board of directors approved a resolution authorizing the Company to repurchase up to 2.2 million shares of the Company's class A common stock through open market purchases. The timing of any repurchases will depend on market conditions, the market price of the Company's common stock and management's assessment of the Company's liquidity and cash flow needs. Since this resolution was adopted, the Company has repurchased 1,543,033 shares of common stock at a cost of approximately $5,253,270 as of October 31, 1999.

YEAR 2000 READINESS DISCLOSURE

Products:
---------

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

Internal Systems:
-----------------

         The Company has completed 100% of its system evaluation and 100% of its remediation. The cost of converting the Company's internal systems has not been material since the Company is utilizing internal resources to meet its Year 2000 readiness needs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Foreign Currency. In the year ended October 31, 1999, the Company generated 8% of its revenues outside the United States. International sales usually are made by the Company's foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The effect of foreign exchange rate fluctuations on the Company during the quarter ended October 31, 1999 was not material.

     Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by the Company's Board of Directors. These instruments are denominated in U.S. dollars. The fair value of securities at October 31, 1999 was approximately $21.6 million. Interest income on the Company's investments is carried in "Other income/(expense)."

     The Company also holds cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

     Many of the Company's investments carry a degree of interest rate risk. When interest rates fall, the Company's income from investments in variable-rate securities declines. When interest rates rise, the fair market value of the Company's investments in fixed-rate securities declines. In addition, the Company's equity securities are subject to stock market volatility. Due in part to these factors, the Company's future investment income may fall short of expectations or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company attempts to mitigate these risks by holding fixed-rate securities to maturity, but should its liquidity needs force it to sell fixed-rate securities prior to maturity, the Company may experience a loss of principal.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

         The registrant is not currently involved in legal proceedings requiring disclosure under this item.

Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         The Registrant's Annual Meeting was held on August 26th, 1999. At that meeting, in addition to the election of directors, the shareholders voted upon a proposed amendment to the 1991 Employee Stock Option Plan to increase the base number of option shares authorized under that Plan from 3,600,000 to 4,600,000. On a weighted basis, 4,967,637 shares were voted in favor of the amendment, 631,054 shares were voted against the amendment and 33,745 shares abstained from voting on the amendment. The shareholders also voted upon a proposed amendment to the Director and Officers Stock Option Plan to increase the number of option shares authorized under the Plan from 1,200,000 to 1,600,000. On a weighted basis, 5,052,162 shares were voted in favor of the amendment, 547,413 shares were voted against the amendment and 33,745 shares abstained from voting on the amendment.

Item 5.  Other Information
-------  -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-------  ---------------------------------

(a)   Exhibits
      --------

       11.1            Statement re: Computation of Per Share Earnings (Loss).

       27.1            Financial Data Schedule.

(b) No report on Form 8-K was filed during the quarter ended October 31, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMERICAN SOFTWARE, INC.

DATE      December 14, 1999                  /s/James C. Edenfield
        ---------------------                ----------------------------------
                                             James C. Edenfield
                                             President, Chief Executive Officer
                                             and Treasurer


DATE      December 14, 1999                  /s/Vincent C. Klinges
        ---------------------                ----------------------------------
                                             Vincent C. Klinges
                                             Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------
Exhibit                                                                    Page
-------                                                                    ----

 11.1   Statement re: Computation of Per Share Earnings (Loss) (Unaudited)   21