Form 10-Q
period 2000-01-31
AMERICAN SOFTWARE INC
filed 2000-03-16
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                January 31, 2000
                                ----------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No  ______
                                         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Classes                                Outstanding at March 10,2000
         ----------                             ----------------------------
Class A Common Stock, $.10 par value                   17,589,731  Shares

Class B Common Stock, $.10 par value                    4,634,289  Shares

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                   Form 10-Q

                        Quarter ended January 31, 2000

                                     Index
                                     -----



                                                                            Page
                                                                             No.
                                                                            ----

Part I - Financial Information


  Item 1.  Financial Statements


     Condensed Consolidated Balance Sheets
     -  Unaudited - January 31, 2000 and April 30, 1999                        3

     Condensed Consolidated Statements of Operations
     -  Unaudited - Three Months and Nine Months ended January 31, 2000        4
        and January 31, 1999

     Condensed Consolidated Statements of Cash Flows
     -  Unaudited - Nine Months ended January 31, 2000 and January 31, 1999    5

     Notes to Condensed Consolidated Financial Statements - Unaudited          6

  Item 2.  Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                              9-17

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         18

Part II - Other Information                                                   19

                         PART I  FINANCIAL INFORMATION
                         ------

Item 1.  Financial Statements

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (in thousands except share data)
                                  (Unaudited)

                                                                                                  January 31, 2000   April 30, 1999
                                                                                                  -----------------  --------------
                                   ASSETS
Current assets:
     Cash and cash equivalents                                                                          $   17,197        $  21,567
     Investments                                                                                            27,734           27,297
     Trade accounts receivable, less allowance for doubtful accounts of $1,674 at January 31, 2000 and $1,718 at April 30, 1999
               Billed                                                                                       15,080           17,534
               Unbilled                                                                                      5,600            3,539
     Deferred income taxes                                                                                   1,294            1,294
     Refundable income taxes                                                                                   135              138
     Prepaid expenses and other current assets                                                               1,995            1,621
                                                                                                        ----------        ---------
               Total current assets                                                                         69,035           72,990
                                                                                                        ----------        ---------
Property and equipment, less accumulated amortization                                                       16,151           16,542
Intangible assets, less accumulated amortization                                                            21,872           16,248
Other assets                                                                                                 2,190            1,578
                                                                                                        ----------        ---------
                                                                                                        $  109,248          107,358
                                                                                                        ==========        =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                                   $    3,197        $   3,442
     Accrued compensation and related costs                                                                  5,721            4,995
     Other current liabilities                                                                              10,014            8,230
     Deferred revenue                                                                                       14,947           16,298
                                                                                                        ----------        ---------
               Total current liabilities                                                                    33,879           32,965
Long term debt                                                                                                  --              950
Deferred income taxes                                                                                        1,294            1,294
                                                                                                        ----------        ---------
               Total liabilities                                                                            35,173           35,209
                                                                                                        ----------        ---------
Minority interest in subsidiaries                                                                            5,031            4,952
Shareholders' equity:
     Common stock:
     Class A, $.10 par value.  Authorized 50,000,000 shares;
        Issued 19,988,467 shares at January 31, 2000 and
        19,469,405 shares at April 30, 1999                                                                  1,999            1,947
     Class B, $.10 par value.  Authorized 10,000,000 shares;
        Issued and outstanding 4,649,290 shares at January 31, 2000 and 4,768,289 shares
        at April 30, 1999; convertible into Class A shares on a one-for-one basis                              465              477
Additional paid-in capital                                                                                  61,942           60,368
Other comprehensive income                                                                                     244              244
Retained earnings                                                                                           21,897           20,408
Less Class A treasury stock, 2,920,797 shares at January 31, 2000
and 2,603,823 shares at April 30, 1999, at cost                                                            (17,503)         (16,247)
                                                                                                         ---------        ----------
               Total shareholders' equity                                                                   69,044           67,197
                                                                                                         ---------        ---------
                                                                                                         $ 109,248        $ 107,358
                                                                                                         =========        =========

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (in thousands except share and per share data)
                                  (Unaudited)

                                                                     Three Months Ended        Nine Months Ended
                                                                        January 31,               January 31,
                                                                      -----------------       -------------------
                                                                        2000      1999          2000        1999
                                                                      -------   -------       -------    --------
Revenues:
  License fees                                                        $ 5,537   $ 5,650       $18,157    $ 13,593
  Services                                                             13,884    15,757        45,174      47,016
  Maintenance                                                           6,382     6,598        18,889      19,818
                                                                      -------   -------       -------    --------
     Total revenues                                                    25,803    28,005        82,220      80,427
                                                                      -------   -------       -------    --------
Cost of revenues:
  License fees                                                          1,394       863         4,120       7,219
  Services                                                             11,203    11,630        34,121      33,223
  Maintenance                                                           2,436     2,583         7,466       7,633
                                                                      -------   -------       -------    --------
     Total cost of revenues                                            15,033    15,076        45,707      48,075
                                                                      -------   -------       -------    --------
                                                                      -------   -------       -------    --------
Gross margin                                                           10,770    12,929        36,513      32,352
                                                                      -------   -------       -------    --------

Operating expenses:
  Research and development                                              4,773     5,140        14,979      17,071
  Less:  Capitalized development                                       (2,594)   (2,768)       (8,152)     (8,289)
  Sales and marketing                                                   5,949     6,618        18,849      22,909
  General and administrative                                            3,513     3,525        10,603      12,543
  Charge for asset impairment and in process
   research & development                                                   -         -             -      28,005
                                                                      -------   -------       -------    --------
     Total operating expense                                           11,641    12,515        36,279      72,239

     Operating income (loss)                                             (871)      414           234     (39,887)

Other income, net                                                         625       926         1,746       1,198
Minority interest                                                        (172)     (154)         (341)      1,351
                                                                      -------   -------       -------    --------
  Income (loss) before income tax expense                                (418)    1,186         1,639     (37,338)

Income tax expense                                                          -       173           150         373
                                                                      -------   -------       -------    --------

  Net income (loss)                                                   $  (418)  $ 1,013       $ 1,489    $(37,711)
                                                                      =======   =======       =======    ========

Basic net income (loss) per common share                               $( .02)     $.05          $.07      $(1.68)
                                                                      =======   =======       =======    ========

Diluted net income (loss) per common share*                            $( .02)     $.05          $.07      $(1.68)
                                                                      =======   =======       =======    ========

Weighted average common shares
  Outstanding:           Basic                                         21,476    22,006        21,559      22,389
                                                                      =======   =======       =======    ========
                         Diluted                                       23,419    22,019        22,764      23,309
                                                                      =======   =======       =======    ========

* Diluted weighted average common shares outstanding are not included in the quarter ended January 31, 2000 and nine months ended January 31, 1999 calculations due to the anti-dilution of the net loss per share.

See accompanying notes to condensed consolidated financial statements.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                       (in thousands except share data)
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                  January 31,
                                                                              -------------------
                                                                                2000       1999
                                                                              --------   --------
Cash flows from operating activities:
 Net earnings (loss)                                                          $  1,489   $(37,711)
 Adjustments to reconcile net earnings (loss) to net cash provided
  Operating activities:
    Depreciation and amortization                                                5,874      8,097
    Minority interest in subsidiary income/(loss)                                  341     (1,201)
    Net loss on investments                                                        ---        528
    Deferred income taxes                                                          ---       (864)
    Charge for asset impairment and in process R&D                                 ---     27,835
    Change in operating assets and liabilities:
     Purchases of trading securities                                            (8,550)    (6,272)
     Proceeds from trading securities                                            5,464      8,952
     Proceeds from sales and maturities of investments                           5,954      6,219
     Decrease in accounts receivable, net                                          393        390
     (Increase)/decrease in prepaid expenses and other assets                     (560)     1,257
     Increase in accounts payable and other accrued liabilities                  2,264      2,543
     (Decrease)/increase in deferred revenue                                    (1,351)       825
                                                                              --------   --------
    Net cash provided by operating activities                                   11,318     10,598
                                                                              --------   --------
Cash flows from investing activities:
   Additions to capitalized software development costs                          (8,152)    (8,742)
   Additions to purchased computer software costs                                  (98)       (86)
   Purchase of majority interest in subsidiaries                                  (658)    (1,929)
   Minority investment and additional funding in business                         (423)      (858)
   Repurchase of common stock by subsidiary                                       (736)    (1,502)
   Purchases of property and equipment                                          (1,462)    (1,400)
  (Purchases)/ sale of short term investments, net                              (3,305)     7,092
                                                                              --------   --------
    Net cash used in investing activities                                      (14,834)    (7,425)
                                                                              --------   --------

Cash flows from financing activities:
 Repayment of long-term debt                                                      (950)       ---
 Repurchase of common stock                                                     (1,256)    (2,560)
 Proceeds from exercise of stock options                                         1,352        228
                                                                              --------   --------
    Net cash used in financing activities                                         (854)    (2,332)
                                                                              --------   --------

    Net (decrease)/increase in cash                                             (4,370)       841

Cash and equivalents at beginning of period                                   $ 21,567   $ 13,396
                                                                              --------   --------

Cash and equivalents at end of period                                         $ 17,197   $ 14,237
                                                                              ========   ========

Supplemental disclosure of cash paid during the period for income taxes       $     11   $    373
                                                                              ========   ========

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements - Unaudited
                               January 31, 2000

A.   Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in the 1999 Annual Report on Form 10-K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated. The interim results reflected in the condensed financial statements are not necessarily indicative of the results to be expected for the full year.

B.   Comprehensive Income

     No statements of comprehensive income (loss) have been included in the accompanying combined financial statements since comprehensive income
     (loss) and net income (loss) presented in the accompanying combined statements of operations would be the same.

C.   Revenue Recognition

     In December 1998, the AICPA issued SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. This SOP amends SOP No. 97-2 to, among other matters, require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP No. 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. On May 1, 1999 the Company adopted SOP No. 98-9, which has not had a material effect on the Company's revenue recognition policies.

D.   Charge for Asset Impairment and In Process Research and Development

     For the nine months ended January 31, 1999, the Company had a write-off of capitalized software ($24.2 million); asset impairment ($1.8 million); in process research and development and restructuring charges ($0.2 million) in the aggregate amount of $28.0 million. These charges were mainly attributable to the uncertainty of the world economy and a general reallocation of the market's IT budgets to fix year 2000 problems, which management believes stalled the adoption of the Company's products. The restructuring charges were related to management actions taken to address the current slowdown in license fee revenue and better position the Company for future growth.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                               January 31, 2000


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

F.   Industry Segments

     The Company operates and manages its business in three segments based on software and services provided in three key product markets. First, Enterprise Resource Planning (ERP) automates customers' internal financial, human resources, and manufacturing functions. Second, Business-to- Business Collaborative Commerce (BBCC) provides advanced business-to-business collaborative planning and integrated logistics capabilities. Third, Application Infrastructure Provider (AIP) provides data center infrastructure, network outsourcing services, e-commerce solution hosting and monitoring, and professional services staffing. Intersegment charges are based on marketing and general administration services provided to the SCP and AIP segments by the ERP segment. Intersegment charges are also based on application hosting services provided to the ERP and SCP segment by the AIP segment.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements - Unaudited (continued)

                                                            Three Months Ended       Nine Months Ended
                                                                January 31,             January 31,
                                                            ------------------       -----------------
                                                             2000       1999          2000       1999
                                                            -------    ------        ------     ------
Revenues:
   Enterprise resource planning                             $12,657    16,861        42,383     50,743
   B-to-B Collaborative Commerce                              8,513     7,327        25,436     19,181
   Application infrastructure provider                        4,633     3,817        14,401     10,503
                                                             ------    ------        ------     ------
          Total                                              25,803    28,005        82,220     80,427
                                                             ======    ======        ======     ======

Operating income before intersegment
 Eliminations:
   Enterprise resource planning                             $(1,740)     (355)       (2,264)   (31,579)
   B-to-B Collaborative Commerce                                944        26         2,112     (9,479)
   Application infrastructure provider                          (75)      743           386      1,171
                                                             ------    ------        ------     ------
          Total                                                (871)      414           234    (39,887)
                                                             ======    ======        ======     ======

Intersegment eliminations:
   Enterprise resource planning                             $   100       561           986        964
   B-to-B Collaborative Commerce                                632       523         1,730      1,707
   Application infrastructure provider                         (732)   (1,084)       (2,716)    (2,671)
                                                             ------    ------        ------     ------
          Total                                                  --        --            --         --
                                                             ======    ======        ======     ======

Operating income after intersegment
 eliminations:
   Enterprise resource planning                             $(1,640)      206        (1,278)   (30,615)
   B-to-B Collaborative Commerce                              1,576       549         3,842     (7,772)
   Application infrastructure provider                         (807)     (341)       (2,330)    (1,500)
                                                             ------    ------        ------     ------
          Total                                                (871)      414           234    (39,887)
                                                             ======    ======        ======     ======

Capital expenditures:
   Enterprise resource planning                             $                           728        531
   B-to-B Collaborative Commerce                                                        354        698
   Application infrastructure provider                                                  380        171
                                                                                     ------     ------
          Total                                                                       1,462      1,400
                                                                                     ======     ======

Capitalized Software:
   Enterprise resource planning                             $                         5,634      5,658
   B-to-B Collaborative Commerce                                                      2,518      3,084
   Application infrastructure provider                                                   --         --
                                                                                     ------     ------
          Total                                                                       8,152      8,742
                                                                                     ======     ======

Depreciation and amortization:
   Enterprise resource planning                             $                         2,959      4,595
   B-to-B Collaborative Commerce                                                      2,558      3,198
   Application infrastructure provider                                                  191        304
                                                                                     ------     ------
          Total                                                                       5,708      8,097
                                                                                     ======     ======

                                                                                  January 31,  April 30,
                                                                                      2000       1999
                                                                                  -----------  ---------
Identifiable assets:
   Enterprise resource planning                             $                        35,088     54,213
   B-to-B Collaborative Commerce                                                     43,191     40,678
   Application infrastructure provider                                               30,969     12,467
                                                                                   --------   --------
          Total                                                                     109,248    107,358
                                                                                   ========   ========

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

OVERVIEW

American Software, Inc. ("American Software" or the "Company") through its subsidiaries develops, markets, and supports enterprise resource planning and integrated supply chain planning solutions. The product line encompasses integrated business applications such as demand forecasting, logistics planning, warehouse management, order management, financials, manufacturing, and transportation solutions. The Company offers professional services to its customers in support of its products and third party products. These services include training, system implementation, consulting, custom programming, network outsourcing management, e-commerce solution hosting and monitoring and telephonic support services.

The Company's revenues are derived primarily from three sources: software licenses, maintenance, and services. Software licenses generally are based upon the number of modules, servers, users and/or sites licensed. License fee revenues are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific evidence exists to allocate the total fee to all elements of the arrangement. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. Maintenance revenues are recognized ratably over the term of the maintenance agreement. Services revenues consist primarily of fees from software implementation, training, consulting, customization services and system hosting and monitoring. Services revenues are recognized as the services are rendered.

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months and the nine months ended January 31, 2000 and 1999:


                                            Percentage of                             Percentage of
                                            Total Revenues                %           Total Revenues         %
                                          Three months ended           Change       Nine months ended      Change
                                              2000      1999          00 v. 99       2000       1999      00 v. 99
Revenues:
   License fees                                 21%       20%               (2)%         22%       17%         34%
   Services                                     54        56               (12)          55        58          (4)
   Maintenance                                  25        24                (3)          23        25          (5)
                                           -------   -------           -------       ------    ------     -------
            Total revenues                     100       100                (8)         100       100           2
                                           -------   -------           -------       ------    ------     -------

Cost of revenues:
   License fees                                  5         3                62            5         9         (43)
   Services                                     43        42                (4)          42        41           3
   Maintenance                                   9         9                (6)           9         9          (2)
                                           -------   -------           -------       ------    ------     -------
             Total cost of revenues             58        54                --           56        60          (5)
                                           -------   -------           -------       ------    ------     -------
Gross margin                                    42        46               (17)          44        40          13
                                           -------   -------           -------       ------    ------     -------

Operating expenses:
   Research and development                     18        18                (7)          18        21         (12)
   Less: Capitalizable software                (10)      (10)               (6)         (10)      (10)         (2)
   Sales and marketing                          23        24               (10)          23        28         (18)
   General and administrative                   14        13                --           13        16         (15)
   Charge for asset impairment                  --        --                --           --        35          --
                                           -------   -------           -------       ------    ------     -------
            Total operating expenses            45        45                (7)          44        90         (50)
                                           -------   -------           -------       ------    ------     -------

            Operating earnings (loss)           (3)        1               nm             0       (50)         nm

Other income, net                                2         3               (32)           2         1          46
Minority interest                               (1)       (1)               12           nm         2          nm
                                           -------   -------           -------       ------    ------     -------

        Income (loss) before income
           tax expense                          (2)        3               nm             2       (46)         nm

Income tax expense                               0         1               nm             0         0         (60)

          Net income (loss)                     (2)        4               nm             2       (47)         nm
                                           =======   =======           =======       ======    ======     =======

          nm - not meaningful

THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------

REVENUES

For the quarter ended January 31, 2000 revenues totaled $25.8 million, down 8% from $28 million in the corresponding quarter of fiscal year 1999. International revenues represented approximately 7% of total revenues in the quarter ended January 31, 2000 down from 13% the same quarter ended January 31, 1999. This decrease is due primarily to timing of closing international sales.

LICENSES. Software license fee revenues totaled $5.5 million, which is 2% lower than the corresponding quarter a year ago. This decrease was due primarily to the continued slowdown in new technology acquisitions due to concerns about "Year 2000" issues ("Y2K effect"). License fee revenues from the Company's subsidiary, Logility, Inc., constituted 71% of the total license fee revenues for the three month period compared to 59% in the prior year period.

SERVICES. Services revenues were $13.9 million or 12% lower than the corresponding quarter a year ago. The decrease was due primarily to the slowdown from the "Y2K effect" leading up to and including the January period, which put several projects on hold, as well as reduced backlog from lower ERP sales in the prior quarters.

MAINTENANCE. Maintenance revenues decreased 3% from the third quarter of fiscal year 1999 to $6.4 million from $6.6 million for the same prior year period. The decrease for the quarter is due to the slowdown in license fees in the prior periods. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers.

GROSS MARGIN:

The total gross margin was 42% in the quarter ended January 31, 2000 compared to 46% during the same period a year ago. The decrease is due in part to a decrease in both license fees gross margins and service revenue margins. The license fees gross margin decreased to 75% this quarter compared to 85% in the same quarter a year ago. This decrease in license fee margins is primarily due to additional software amortization expense, the primary component of the cost of license fees, from product rollouts, and a slight decrease in license fees. The Company expects software amortization expense to continue to increase as additional product rollouts occur. The gross margin on services revenues decreased to 19% compared to 26% the same quarter a year ago. The decrease in service revenue margins is mainly due to projects being delayed due to the "Y2K effect" resulting in lower utilization of personnel. Maintenance gross margin increased to 62% for the three months ended January 31, 2000 when compared to 61% in the same quarter a year ago as a result of cost management efforts.

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                        Three Months Ended
                                                  --------------------------------
                                                  Jan. 31,     Percent    Jan. 31,
                                                    2000       Change      1999
                                                  --------    --------  ----------
     Gross product development costs               $ 4,773        (7%)   $ 5,140
           Percentage of total revenues                 18%                   18%
     Less:  capitalized development                 (2,594)       (6%)    (2,768)
           Percentage of gross prod. dev. costs         54%                   54%
                                                   --------    --------  ----------
     Product development expenses                  $ 2,179        (8%)   $ 2,372
           Percentage of total revenues                  8%                    9%

Gross product development costs decreased 7% in the quarter. This is a result of the steps the Company took in the prior year to manage development expenses downward as part of its overall cost containment efforts. Capitalized development decreased as well by 6% for the quarter ended, while the rate of capitalized development remained the same at 54% for the quarter ended. Product development expenses, as a percentage of total revenues, did not change substantially from a year ago.

SALES AND MARKETING. Sales and marketing expenses decreased 10% to $5.9 million for the quarter ended January 31, 2000. As a percentage of total revenues, sales and marketing expenses were 23% for the three months ended January 31, 2000 compared to 24% for the quarter ended January 31, 1999. This decrease was due in part to a reduction in employee headcount, as well as management's continuing efforts to control sales and marketing expenditures.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased slightly to $3.5 million for the quarter ended January 31, 2000. These expenses decreased as a result of the Company's reduction in employee base and the resulting decrease in administrative costs. For the three months ended January 31, 2000, the average number of employees was approximately 690, compared to approximately 713 for the three months ended January 31, 1999.

OTHER INCOME. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary's earnings (loss). Other income decreased 42% to $453,000 in the quarter ended January 31, 2000 compared to $772,000 for the same period a year ago. This decrease is due to an unrealized loss on investments in the current period when compared to an unrealized gain in the quarter ended January 31, 1999.

NINE MONTHS ENDED JANUARY 31, 2000 AND 1999
-------------------------------------------

REVENUES

Revenues for the nine months ended January 31, 2000 totaled $82.2 million, up 2% from $80.4 million in the prior year period. International revenues represented approximately 7% for the nine months ended January 31, 2000 compared to approximately 10% for the same period a year ago. The decline in international revenues is largely due to the increase in domestic revenues, decreasing the international proportion of the overall revenue mix.

LICENSES. For the nine months ended January 31, 2000, license fee revenues increased 34% from a year ago due to greater customer acceptance of the company's products however this was offset by the "Y2K effect". License fee revenues from the Company's subsidiary, Logility, Inc., constituted 67% of the total license fee revenues for the nine month period compared to 57% in the prior year period.

SERVICES. Services revenues were $45.2 million for the nine months ended January 31, 2000, which is a decrease of 4% from $47 million in the prior year period. The decrease is due to the "Y2K effect" in the quarter ended January 31, 2000.

MAINTENANCE. For the nine months ended January 31, 2000, maintenance revenues decreased 5%, to $18.9 million from $19.8 million in the same period a year ago. The decrease for the year to date is due to the slowdown in license fees in the prior periods. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers.

GROSS MARGIN:

For the nine months ended January 31, 2000, the gross margin was 44% compared to 40% for the same period a year ago. The increase is due mainly to the increase in license fees margin, which increased to 77% from 47% in the same period a year ago. This is due to an increase in license fee revenue as well as lower capitalized software amortization costs which has occurred as a result of the write-off of capitalized software during the nine months ended January 31, 1999. The gross margin on services revenues decreased to 24% compared to 29% for the same period a year ago due to a slowdown on services projects due to the "Y2K effect" which resulted in lower utilization of personnel. Maintenance gross margin remained substantially unchanged from the corresponding period a year ago.

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:


                                                       Nine Months Ended
                                              --------------------------------
                                               Jan. 31,    Percent    Jan. 31,
                                                 2000       Change      1999
                                              --------    ---------  ---------
     Gross product development costs           $14,979      (12%)     $17,071
          Percentage of total revenues              18%                    21%
     Less:  capitalized development             (8,152)      (2%)      (8,289)
          Percentage of gross prod. dev. Costs      54%                    48%
                                               --------   ---------  ---------
     Product development expenses              $ 6,827      (22%)     $ 8,782
          Percentage of total revenues               8%                    11%

Gross product development costs decreased 12% for the nine months ended January 31, 2000 primarily as a result of the Company's cost reduction efforts in the prior year. Capitalized development decreased slightly by 2% for the nine months ended, while the rate of capitalized development increased to 54% from 48% for the nine months ended due to the timing of completing software projects.

SALES AND MARKETING. Sales and marketing expenses decreased 18% to $18.8 million for the nine months ended January 31, 2000. As a percentage of total revenues, sales and marketing expenses were 23% for the nine months ended January 31, 2000 when compared to 28% for the comparable period last year. This decrease is due in part to the increase in revenues, as well as the decrease in sales and marketing expenditures.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 15% to $10.6 million for the nine months ended January 31, 2000. These expenses decreased as a result of the Company's reduction in the employee base and the resulting decrease in administrative costs. For the nine months ended January 31, 2000, the average number of employees was approximately 654, compared to approximately 691 for the nine months ended January 31, 1999.

CHARGE FOR IMPAIRED ASSETS AND IN PROCESS RESEARCH & DEVELOPMENT. For the nine months ended January 31, 1999, the Company incurred a charge against earnings of $26.2 million. This charge resulted from the write-off of certain capitalized software development costs in the amount of $24.2 million, impaired asset write-off of $1.8 million and restructuring charge of $221,000, which management believes were attributable primarily to the uncertainty of the world economy and a general reallocation of the market's IT budgets to fix year 2000 problems and which, in turn, stalled the adoption of the Company's products. An additional cost of $1.8 million is related to the in-process research and development expense related to the acquisition of New Generation Computing during the quarter ended July 31, 1998.

OTHER INCOME. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary's earnings (loss). For the nine month period ended January 31, 2000, Other Income decreased 45% to $1.4 million from $2.5 million for the comparable nine month period last year. This is due primarily to the minority interest calculation as a result of the positive earnings incurred at the Company's majority owned subsidiary Logility, Inc.
This resulted in a $341,000 charge to the Company in the current period, compared to the prior period when the subsidiary incurred a loss, which resulted in a $1.4 benefit.

INCOME TAXES

The Company recorded income tax expense in the amount of $150,000 for the current nine months ended January 31, 2000 compared to $373,000 for the nine months ended January 31, 1999. This expense was based on the Company's estimate of income tax liability for fiscal year 2000.


LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's operating activities provided cash of approximately $11.3 million in the nine months ended January 31, 2000, and provided cash of approximately $10.6 million in the same period last year. The cash provided by operations during the nine months ended January 31, 2000, is attributable primarily to proceeds from sales and maturities of investments of $6.0 million, non-cash depreciation and amortization expense of $5.9 million, proceeds from trading securities of $5.5 million, an increase in accounts payable and other liabilities of $2.3 million, and net income of $1.5 million. This is partially offset by purchases of trading securities of $8.6 million, a decrease to deferred revenue of $1.4 million, a decrease in accounts receivable of $393,000, and decrease in prepaid expenses of $560,000. The cash provided by operations during the same period of the prior year was primarily attributable to a non cash charge of $27.8 million for in-process research and development, a charge for asset impairment and restructuring expenses, proceeds from trading securities of $9.0 million, non-cash depreciation and amortization expense of $8.1 million, and an increase in accounts payable and other liabilities of $2.5 million. This was partially offset by a net loss of $37.7 million, purchases of trading securities of $6.3 million, a decrease in prepaid expenses and other assets of $1.3 million, minority interest in subsidiary loss of $1.2 million, deferred income tax benefit of $864,000, and an increase to deferred revenue of $825,000.

Cash used for investing activities was approximately $14.8 million for the nine months ended January 31, 2000 and approximately $7.4 million in the same period of the prior year. The substantial uses of cash for the period ending January 31, 2000 were for capitalized software development costs of $8.2 million, the purchase of property and equipment of $1.5 million, the purchase of majority interest in companies for $658,000 and the purchase of investments of $3.3 million. Cash used for the same period of the prior year was primarily for capitalized software of $8.7 million, purchase of majority interest in companies for $1.9 million, purchase of common stock of the Company's subsidiary in the amount of $1.5 million, and property and equipment of $1.4 million. This was partially offset by sale of investments of $7.1 million.

Cash used in financing activities was approximately $854,000 for the nine months ended January 31, 2000 compared to $2.3 million in the same period of the prior year. Cash was used to purchase common stock of the Company in the amount of $1.3 million and for the repayment of long-term debt in the amount of $950,000 during the nine months ended January 31, 2000. This was partially offset by the proceeds from the exercising of stock options in the amount of $1.3 million. Cash was used to purchase common stock of the Company in the amount of $2.6 million in the nine months ended January 31, 1999.

Days Sales Outstanding in accounts receivable, as currently defined by the Company, was 72 days as of January 31, 2000, compared to 76 days as of January 31, 1999.

The Company's current ratio was 2.0 to 1 and cash and investments totaled 41% of total assets at January 31, 2000 compared to 2.2 to 1 and cash and investments representing 46% of total assets at January 31, 1999. The Company expects existing cash and investments, combined with cash generated from operations, to be sufficient to meet its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

American Software, Inc.'s board of directors approved on December 17, 1997 a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company's Class A common stock through open market purchases, which was increased to 2.2 million on March 11, 1999. The timing of any repurchases will depend on market conditions, the market price of the Company's common stock and management's assessment of the Company's liquidity and cash flow needs. Since these resolutions were adopted, the Company has repurchased 1,598,838 shares of common stock at a cost of approximately $5,535,120 as of January 31, 2000.

YEAR 2000 READINESS DISCLOSURE

Products:
---------

The Company believes that its compliance and remediation efforts leading up to the Year 2000 were effective in preventing any material Year 2000 related problems. This belief is based on the fact that the Company has not received to date any report of Year 2000 related erroneous results or system failures in the software products it markets or in the software and hardware it utilizes internally. There may, however, still be residual problems related to the Year 2000 issue that could result in a decrease in the sales of software and services the Company provides, or an increase in litigation costs relating to losses suffered by the Company or its clients due to such problems.

The Company may in the future be subject to claims based on Year 2000 problems in its own, as well as in others' products, and issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation involving its products or services related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or otherwise address claims based on Year 2000 issues. The costs of defending and resolving Year 2000 related disputes, and any liability of the Company for Year 2000 related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company believes that Year 2000 issues have affected and may continue to affect the purchasing decisions of customers and potential customers of the Company's products. Many businesses expended significant resources on projects to make their current hardware and software systems Year 2000 ready. Such expenditures may result in reduced funding for projects to purchase software products such as those offered by the Company. Any of the foregoing could have a material adverse effect on the Company's business, operating results and financial condition.

Internal Systems:
-----------------

The Company has completed 100% of its system evaluation and 100% of its remediation. It appears that all internal systems are Year 2000 compliant. There is still the possibility of residual internal system problems related to the Year 2000 issue. The cost of correcting any residual problems on internal systems would not be material due to the fact that the Company is able to utilize internal resources to meet these needs.

The Company utilizes third-party vendor equipment, telecommunication products and software products that all appear to be Year 2000 compliant. There may, however, still be residual problems related to the Year 2000 issue. The failure of any third party products may have a material adverse effect on business operations and could possibly cause the Company expend resources to correct any problems.



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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the nine months ended January 31, 2000, the Company generated 7% of its revenues outside the United States. International sales usually are made by the Company's foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The effect of foreign exchange rate fluctuations on the Company during the nine months ended January 31, 2000 was not material.

Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by the Company's Board of Directors. These instruments are denominated in U.S. dollars. The fair value of securities at January 31, 2000 was approximately $27.7 million of which $21.0 million was debt and $6.7 million was equity. Interest income on the Company's investments is carried in "Other income/(expense)."

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

          None

Item 5.   Other Information
-------   -----------------

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)  Exhibits
     --------
      11.1   Statement re: Computation of Per Share Earnings (Loss).

      27.1   Financial Data Schedule.

      99.1 1991 Employee Stock Option Plan (Amended and restated effective February 14, 2000)


(b)   No report on Form 8-K was filed during the quarter ended January 31, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN SOFTWARE, INC.

DATE           March 15, 2000          /s/ James C. Edenfield
            -------------------        -------------------------------------
                                       James C. Edenfield
                                       President, Chief Executive Officer
                                       and Treasurer

DATE           March 15, 2000          /s/ Vincent C. Klinges
            -------------------        -------------------------------------
                                       Vincent C. Klinges
                                       Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                                   Page
-------                                                                                   ----
11.1    Statement re: Computation of Per Share Earnings (Loss) (Unaudited)                  22

27.1    Financial Data Schedule                                                             23

99.1    1991 Employee Stock Option Plan (Amended and restated effective February 14, 2000)  24