Form 10-K
period 2000-04-30
AMERICAN SOFTWARE INC
filed 2000-07-28
CIK 713425

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

    For the fiscal year ended April 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required]

    For the transition period from             to

                         Commission File Number 0-12456

                               ----------------

                            AMERICAN SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


              Georgia                                       58-1098795
  (State or  other jurisdiction of                         (IRS Employer
   incorporation or organization)                       Identification No.)

  470 East Paces Ferry Road, N.E.                              30305
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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At July 07, 2000, 18,523,426 Class A Common Shares and 4,082,289 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at July 07, 2000) of the Class A shares held by nonaffiliates was approximately $132 million.

           DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

1. 2000 Proxy Statement into Part III.

2. Form S-1 Registration Statement No. 2-81444 into Part IV.

3. Form S-8 Registration Statement Nos. 333-55214, 333-67533 and 333-86141 into
   Part IV.

4. Form 10-K's for fiscal years ended April 30, 1998 and 1999 into Part IV.

5. Form 10-Q's for the quarters ended January 31, 1990, October 31, 1990 and January 31, 2000 into Part IV.

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

                                     PART I

ITEM 1. BUSINESS

Company Overview

   American Software, Inc. ("American Software" or the "Company"), through its subsidiaries, develops, markets and supports a portfolio of software and services that deliver e-business and enterprise management solutions to the global marketplace. The Company's software and services are designed to bring business value to traditional and e-businesses by supporting their operations over intranets, extranets, client/servers or the Internet. The Company launched its comprehensive suite of e-business solutions in December 1999, positioning itself as a single source e-business solution.

   The Company focuses its e-business solutions in five major product and services groups: (i) e-intelliprise, a fully web-based Enterprise Resource Planning (ERP solution which includes both traditional and Flow Manufacturing capabilities; (ii) e-applications, e-business solutions that focus on web-enabling a specific task; (iii) e-collaboration, which is Logility Voyager Solutions(TM); (iv) e-services, comprehensive services to support traditional and e-business solutions and ( v) e-hosting , Application Infrastructure Provider (AIP) services for American Software products through the AmQUEST subsidiary. American Software's products are designed to bring rapid business value to clients and to support their transition into e-business. The Company also provides support for its software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance and IT hosting.

   The e-intelliprise solution is a fully web-based ERP that can be run over the Internet, intranet, extranet or traditional client/server. This allows any function within the solution to be easily deployed over the Internet using a dynamic role-based web page capability. Users no longer require separate implementations to achieve e-procurement, e-catalog sales, or trading portals over the Internet. This solution supports e-businesses and traditional businesses with full front-to-back office integration, which is critical to successful fulfillment and seamless processing and reporting throughout the enterprise. e-intelliprise is a fully global system, capable of operating in multiple languages, logistical organizations, and financial records. e-intelliprise features industry-leading capabilities such as alert-enabled business intelligence, WML (wireless markup language) for remote access, and a trading portal with bid capability.

   Flow Manufacturing is a software solution that supports pull-based manufacturing. Many industry experts believe that Flow Manufacturing will become a key competitive advantage to companies as e-business increases consumer expectations for faster deliveries, reduced pricing and more highly customized products. American Software's e-applications are e-business solutions that can web-enable specific business functions through integration with any existing ERP or legacy system. Currently, e-applications are available for: procurement, store, bid, expenses, forms, payables and receivables. These products represent a cost-effective solution for customers with a focused e-business requirement.

   Logility is a leading provider of e-commerce solutions for business-to-business (B2B) collaborative commerce that optimize internal and external operating efficiencies of manufacturers, suppliers, distributors, retailers and other organizations along the value chain. The value chain refers to the complex network of relationships that organizations maintain with trading partners to source, manufacture and deliver products to the customer. Our solutions enable enterprises to significantly improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business relationships via the Internet. The Company's Logility Voyager Solutions consists of an Internet-based, integrated software suite that provides advanced supply chain management including collaborative planning, supply chain execution, and integrated logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service across our customers' value chains and e-commerce trading exchanges.

   AmQUEST provides comprehensive IT and networking services to enterprises, ASPs (Application Service Providers) and NSPs (Network Services Providers). From its state-of-the-art data center, AmQUEST provides cost-effective support for mission-critical applications on all major platforms. AmQuest's services portfolio includes: Managed IT Hosting, Enterprise Monitoring, and Network Management.

Industry Background

   Business is becoming increasingly complex. The e-business revolution is changing the way companies do business, presenting both opportunities and challenges. The Internet is an effective vehicle to manage relations with both customers and suppliers, but these operations must merge with traditional operations. Enterprises are dealing with new business models, dynamic global markets, increased competition and higher customer service expectations. To effectively compete in this marketplace, companies must leverage technology to deliver competitive advantage and business value. IT solutions must support traditional and e-business operations and provide decision support.

   As companies transform their businesses to compete in the Internet age, e-business solutions must provide integration to all of the operations within the enterprise via the ERP system. This front-to-back office integration will support all areas of the business by improving communications with customers and suppliers, supporting fulfillment of customer orders, streamlining administration, reducing cycle times, enhancing planning and providing consistent information for decision-making. Front-to-back office integration is critical to fully leverage the business value that the Internet can bring to an enterprise. By integrating the front office to the back office, enterprises can also have consistent real-time information that may be used for advanced decision-support.

   Manufacturing organizations will experience increasing pressures, as the Internet increases customer expectations for quicker deliveries, lower prices and higher levels of customization. Flow Manufacturing is designed to streamline the manufacturing process and eliminate waste by building product at the rate of demand. This enables manufacturers to respond to these increased customer expectations.

   As demands on the enterprise increase, relationships with vendors become increasingly important. The value chain must create a collaborative environment where suppliers and buyers work together to assure that the right products are in the right place at the right time.

   The Internet has emerged as a new medium for communicating, exchanging information and transacting business. The rapid growth of the Internet is challenging corporate IT organizations with dynamic technology infrastructures, changing business models, and staffing difficulties.

Company Products and Services

   The Company's product line consists of software and services that operate on four strategic computer platforms: (1) IBM System/390 Mainframe or compatible,
(2) IBM Midrange--AS/400, (3) UNIX--HP 9000, IBM RS/6000 and other Unix platforms and (4) Intel-based servers and clients that operate Windows 3.1, Windows NT. The products are written in various standard programming languages utilized for business application software, including ANS COBOL, COBOL II, Micro Focus COBOL, C, C++, Visual Basic and other programming languages, and many have both on-line and batch capabilities.

   The following is a summary of the Company's main software solutions:

ENTERPRISE SOLUTIONS SOFTWARE

   The Company's enterprise solutions are comprehensive global solutions that link critical functions throughout the enterprise. All of the Company's enterprise solutions support e-business functions.

   In December 1999, the Company introduced e-intelliprise, a fully web-based ERP system (Manufacturing, Logistics and Financials), which can support ERP functions over the Internet, intranet, extranet or on a client/server basis. This comprehensive solution provides front-to-back office integration, as well as alert-enabled business intelligence, portals and wireless (WML) capabilities. e-intelliprise fully supports an enterprise in approaching the global "Market of One" by creating dynamic views of information, and employing multiple language, currency and business rules based on an individual's profile. This solution is available in a license fee or ASP (Application Service Provider) pricing model.

Manufacturing Modules

   Companies may use e-intelliprise with Traditional Manufacturing and/or Flow Manufacturing modules. The modules listed below are the solution components within Traditional Manufacturing:

  1. Master Scheduling

  2. Material Requirements Planning II (MRP II)

  3. Bill of Materials

  4. Capacity Planning

  5. Production Order Status

  6. Route and Work Center Maintenance

  7. Shop Floor Control

Logistics Modules

   The Company's logistics solution consists of an integrated system of modules which provide information concerning the status of purchasing activities, customer orders, inventory position and internal inventory requisition requirements. These modules perform primarily the following functions:

 Inventory Asset Management

  . Inventory Asset Control

  . Lot Processing

  . Receipt & Shipment Management

  . Serialized Inventory Processing

  . Replenishment Processing

  . Requisition Management

  . Inspection

 Procurement

  . e-Procurement

  . Trading Portal

  . Auction/reverse auction

  . Blanket Purchasing

  . Approval Routing

 Customer Order Management

  . Dynamic creation web order and catalog capabilities by customer type

  . Customer Portal

  . Order Management

  . Pricing & Promotions Management

  . Shipping Management

  . Billing Management

  . Credit Control Processing

  . Customer Management

Financial Modules

   The Company's comprehensive financial solutions provide functions such as financial reporting, budgeting, asset management, cash management, credit management and receivables management. These systems assist in resolving customers' specific financial control issues faster and more effectively. The e-intelliprise financial module is fully global, allowing the use and reporting of multiple currencies, including the Euro Monetary Unit. The specific applications available are:

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

  . Cash Receipts Management

  . Financial Notices & Dunning Management

  . Activity Manager

Key benefits of Enterprise Solutions include the following:

   American Software is a single--source solution provider for the Internet age. The Company's comprehensive e-business solution suite supports the e-business requirements of most enterprises throughout their adoption of Internet technology. e-intelliprise is a comprehensive solution to support the operations of enterprises and provide advanced decision support tools.

   Front-to-Back Office Integration is critical to the success of an enterprise. e-intelliprise provides complete integration of e-business transactions to the entire ERP system. This assures complete and consistent flow of information throughout the enterprise and supply chain. Fulfillment issues that have been experienced by some e-tailers can be resolved through front-to-back office integration. e-intelliprise is a single solution for support of traditional and e-business activities.

   Rules-based architecture allows different views based upon user role. e-intelliprise is very flexible due to its rules-based architecture. This allows the ERP data to be dynamically presented based upon the profile of the user, providing a powerful and secure information engine.

   Deployable over the Internet, Intranet, Extranet or Client/Server. Companies can deploy e-intelliprise over multiple channels without a separate implementation. e-intelliprise allows users to dynamically create multiple secure role-based views of the system. This system flexibility provides greater business value by extending the information within the ERP securely across to employees, customers and trading partners, as determined by the enterprise.

   Full Global Capabilities. e-intelliprise provides full global support of the entire ERP with multiple language, currency and books. This allows users to view information in their native language and currency without impacting the corporate books.

   Alert-enabled Business Intelligence. e-intelliprise includes comprehensive business intelligence capabilities to provide enterprises with consistent and easy-to-use information throughout the enterprise. The business intelligence is based on two technologies: data marts and alerts. e-intelliprise currently offers three data marts that give views across the supply chain: channel performance (sales), supplier performance (vendors) and inventory performance. These data marts provide summary views and highly graphical business intelligence with the capability to view detail at the transaction level. e-intelliprise also allows users to receive role-based alerts, which proactively provide instant notification of KPIs (key performance indicators) via e-mail or wireless.

   e-intelliprise Includes a Trading Partner Portal Supported by Business Intelligence. The e-intelliprise solution provides a one-to-many trading portal, which can generate RFPs (Request for Price), distribute them to selected vendors, accept a bid price, place the order and track it throughout the system. Because this trading portal is part of the ERP, e-intelliprise's business intelligence will evaluate a vendor's performance, eliminating a decision based solely on price. The entire bidding process can be alert-enabled to shorten the cycle times.

   Wireless Communications. e-intelliprise is remotely accessible via wireless technology (WML). Alerts can be sent to users via wireless to notify them of a KPI (key performance indicator) who can subsequently respond to the alert. Wireless technology allows e-intelliprise to send critical information to users regardless of their location.

   Modular Solution. Companies may purchase one or more modules, which can be integrated with other enterprise software. They may also purchase an integrated product suite to handle increased requirements for enterprise management, processing and transaction volume.

   Availability in an ASP (Application Service Provider) Model. All of American Software's solutions are available in an ASP model, which provides customers with complete solution functionality on a hosted basis with a cost-effective monthly per user fee. This eliminates the issues associated with operating a data center and hiring IT staff and reduces capital expenditures, while the customer enjoys state-of-the-art IT capabilities and support.

   Extensive Functionality. The Company's enterprise solutions meet the demands of doing business in the Internet age by combining traditional and e-business functionality into a comprehensive yet flexible system. e-intelliprise offers full operational and decision support functionality for global enterprises.

   Rapid Deployment. The Company's products utilize a modular design and a flexible rules-based architecture, thereby streamlining implementation and reducing project time and expenses. American Software has announced a 120-day implementation program that is appropriate for many customers.

Flow Manufacturing Modules

   American Software's Flow Manufacturing solution is designed to operate on a stand-alone basis, with the e-intelliprise ERP suite or with an ERP suite provided by another vendor. Flow Manufacturing can be used in conjunction with traditional manufacturing or can be the sole manufacturing solution provided throughout an enterprise. Flow Manufacturing represents the industry's most comprehensive solution designed expressly for companies looking to move manufacturing to the next level. The solution is comprised of the following modules:

  1. Line Design

  2. Kanban Management

  3. Demand Smoothing

  4. Product Costing

  5. Engineering Change

  6. Method Sheets

Flow Manufacturing benefits include:

   e-business support. To meet e-business demands, many manufacturers are replacing traditional mass production methods with Flow Manufacturing techniques. Flow Manufacturing's benefits of reduced cost and reduced lead-time offer a significantly more appropriate structure for responding to e-business demands. With Flow Manufacturing, product is built on customer demand. Flow Manufacturing provides a distinct advantage in an e-business world.

   Scaleable Implementation. Flow Manufacturing can be scaled to handle a single production line up to the requirements of a complex multi-plant, multi-source manufacturing environment. The solution can also co-exist with traditional manufacturing so that Flow Manufacturing can be used for some portions of production and assembly while traditional manufacturing is maintained for others. This hybrid approach offers manufacturers significant flexibility.

   Integration. Flow Manufacturing can be licensed in conjunction with American Software's e-intelliprise ERP suite, or it can be licensed to companies that are using the enterprise solutions of other vendors. Industry-standard data formats, interfaces and protocols facilitate this flexible integration.

   Rapid Deployment. Flow Manufacturing has a modular design, thereby streamlining implementation and allowing deployment in a relatively short time frame. The comprehensive functionality of each module generally permits customers to implement the solutions with nominal modifications. In addition, Flow Manufacturing combines sophisticated techniques and tools with an intuitive, Windows-based interface to reduce training requirements and implementation tasks.

E-APPLICATIONS

   To help companies leverage the full value of their existing ERP and legacy systems, American Software's advanced e-applications streamline business processes and create competitive advantage. e-applications provide added value by extending the reach of the ERP to trading partners, establishing the groundwork for collaborative trading.

   Procurement. This online solution dramatically reduces time and costs associated with ordering MRO (Maintenance Repair and Operations) by allowing a company's employees to purchase goods online. It also simplifies and automates employee purchasing by letting companies place catalogs and product lists from approved suppliers on a corporate intranet for self-service purchasing. It provides access to supplier products with all purchasing information contracted by buyers and suppliers, delivering current information 24 hours a day. Procurement establishes extranet relationships where access to the supplier's order processing system is required, providing text and images of the supplier's products to insure that what is ordered is what is needed.

   Store. Using Store, companies can display a product catalog to enable its customers or sales force to place orders anywhere, around the clock. Via the Internet or corporate intranets, users have secure and easy access at all times to the order management system where up-to-date-information, like existing orders, credit availability, discounts, and promotions and online catalogs can be viewed.

   Bid. With this product's bid/reverse bid capabilities, organizations can expedite bidding activities by streamlining bidding procedures and processes via the Internet. Bid functionality allows a business to auction off surplus material to customers with the highest bid, while reverse bid allows a business to save costs by soliciting bids for needed materials. After the bid is completed, an e mail message closes the loop with notifications to all participants upon bid award.

   Expenses. This easy-to-use graphical tool expedites expense processing by enabling employees to submit, track and receive payment for expenses and receipts online. It also removes the inefficiencies of conventional expense processing while cutting administrative costs, especially within virtual organizations.

   Forms. By providing the ability via e-mail to route specific forms like requisition orders, Forms offers an effective, easy-to-use communication channel to external partners. Forms provides a secure, self-service link between non-host users and purchasing, material request, AP, AR, customer order processing and manufacturing systems. For smaller companies, this solution is an alternative to expensive, value-added networks for EDI.

   Payables. This new accounts payable and requisition orders module streamlines administrative processes regarding non-PO-related purchases online, enabling users to cost-effectively transact business from any location. Using the Internet or internal intranets, Payables provides a secure interface into an accounts payable system. This paperless method of disbursement enables customers to cost-effectively transact business anywhere, anytime.

   Receivables. This solution web-enables the account receivables process, shortening cycle times and reducing administrative costs.

LOGILITY VOYAGER SOLUTIONS AND SERVICES

   The Company's Voyager Solutions are provided through Logility, Inc. The Company currently owns approximately 85% of the common stock of Logility, Inc., the remaining 15% being publicly held.

   Logility's Voyager Solutions is an Internet-based suite of business-to-business collaborative commerce solutions that enables end-to-end supply chain management within and between manufacturers, suppliers, distributors and retailers to more effectively manage the activities along their respective value chains and enable collaboration with external trading partners. Logility also provides collaborative commerce products to expand the number of business processes that can be executed via intranets, extranets and the Internet. Logility's services include the i-Community, which facilitates CPFR-based collaborative commerce within a web-based network of trading partners including suppliers, manufacturers, retailers and customers. The i-Community is powered by the Logility Voyager Solutions suite and enables companies to quickly reap the benefits of collaboration with external trading partners.

The key benefits of the Company's software solutions and services include the following:

   Integrated End-to-End Value Chain Solution. The Company's Logility Voyager Solutions provides functionality that addresses both the flow of information and the flow of products throughout the value chain. By synchronizing its comprehensive planning software products with its transportation and warehouse management software solutions, the Company's product suite can more efficiently and accurately coordinate the delivery of products to the customer. This end-to-end approach allows maximum synchronization of activities along the value chain.

   Advanced Collaborative Planning and Supply Chain Execution
Functionality. The Company's products allow for collaboration among the various levels within an organization and with external constituents (trading partners) throughout the value chain. The architecture of Logility Voyager Solutions enables key constituents to participate in the planning process, including marketing, sales, manufacturing, procurement, logistics and transportation personnel, so that the requirements of all groups are factored in to create one consensus plan. The Company's collaborative planning functionality is further enhanced with collaborative commerce tools such as the Company's Logility Voyager XPS(TM) (eXtensible Planning Solution), which leverages Internet technology to facilitate information sharing directly with trading partners. Voyager XPS supports the business processes and practices defined in the CPFR guideline, enabling B2B collaborative commerce via the Internet between two or more trading partners. Complementing Voyager XPS on the supply chain planning side is Logility Voyager XES(TM) (eXtensible Execution Solution) on the supply chain execution side. This solution extends collaboration to transportation and distribution center management trading partners. Through the Company's i-Community SM, a collaborative network of trading partners, customers will be able to exchange information and conduct collaborative planning, forecasting and replenishment as well as streamline the order fulfillment process through collaboration with warehouse, transportation and carrier trading partners.

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

   Robust Supply Chain Execution Solution. The Company's Supply Chain Execution components of Logility Voyager Solutions support the needs of single or multi-site operations by systematically balancing logistics strategies, customer service policies, carrier effectiveness and inventory levels.

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

   Open, Scaleable, Internet and Client-Server Architecture. Logility's software has been designed to leverage the Internet to reach remote corporate users and incorporate external trading partners. The application suite integrates with existing in-house and third-party software applications and a variety of operating environments and platforms. The software is scaleable to manage complex processes involving tens of thousands of products across multiple sites.

Products

   Logility Voyager Solutions is an integrated suite of business-to-business collaborative commerce solutions designed to synchronize demand opportunities with supply constraints and logistics operations. The suite is comprised of a series of Internet-based, integrated modules that provide a robust solution for value chain management resulting in both external and internal collaboration to streamline the supply chain. These modules can be implemented individually in certain cases, as well as in combinations or as a full solution suite.
Logility Voyager Solutions supports multiple communications protocols and is designed to operate with industry-standard open technologies, including leading web-based and client-server environments, such as HP9000, IBM RS/6000, AS/400 and Intel-based servers running Windows NT on Oracle and Microsoft SQL Server 7.

   The following table summarizes the Company's product line:

     Module                   Features
     ------                   --------
     Logility Voyager XPS     . Collaborative Planning, Forecasting and
                                Replenishment (CPFR) compliant
                              . Collaborative planning with trading partners
                              . Configurable deployment
                              . Open integration architecture
                              . Value Chain Workflow
                              . Universal Exception Builder for managing
                                exceptions
     Logility Voyager XES     . Collaborative warehouse and transportation
                                planning with trading partners
                              . Configurable deployment
                              . Open integration architecture
                              . Value Chain Workflow
                              . Universal Exception Builder for managing
                                exceptions
     Value Chain Designer(TM) . Strategic distribution network optimization
                              . Customer assignment
                              . Facility location
                              . Balancing customer service levels and cost
                              . Sourcing selection and capacity planning
     Demand Chain Voyager(TM) . Forecast retrieval and modifications via the
                                Internet and Corporate Intranets
                              . Tight integration with Demand Planning
                              . Promotion planning calendars
                              . Comprehensive security features
                              . Collaborative planning with trading partners
     Manufacturing Planning   . Enterprise-wide capacity planning
                              . Plant-level scheduling
                              . Supports activity-based costing
                              . Optimizes sourcing decisions' actual costs
                              . Interactive simulation
                              . Real-time, in memory model
                              . Distributed and remote visual capacity planning
                              . Remote and collaborative manufacturing

     Module                    Features
     ------                    --------
     Replenishment Planning    . Supports continuous replenishment strategies
                               . Constrained, time-phased distribution
                                 requirements planning
                               . Proactive action messages
                               . EDI integration
                               . Available-to-promise methodologies
                               . Multi-site sourcing and allocation
     Transportation Planning   . Load Control Center
                               . Shipment planning and consolidation
                               . Freight rating and routing
                               . Carrier selection
     Transportation Management . Load tendering
                               . Shipment confirmation
                               . Freight audit and payment control
                               . Shipment documentation and tracking
     Warehouse PRO(R)          . Object oriented architecture
                               . User configurable options
                               . Advanced workflow technology
                               . Dynamic label and report printing
                               . Integrated graphical user interface

AMQUEST SERVICES

   AmQUEST provides complex managed hosting and network management services for enterprise applications across a broad array of computing platforms. AmQUEST provides a complete solution including infrastructure and both operational and technical support functions to successfully maintain our customers' mission-critical information systems and other e-commerce and network applications. We provide our services to enterprises, Application Service Providers (ASPs) and Network Service Providers (NSPs). Our advanced managed hosting services provide a single-source, highly scalable, high performance platform for hosted business, e-commerce and multimedia applications. AmQUEST offers the following three services:

  . Coplex Managed Hosting

  . Enterprise Monitoring

  . Network Management

Unique Capability to Host and Manage Complex Systems

   While many small to medium-sized businesses are currently capable of running their enterprise software applications on small rack-based servers, as these companies grow to be much larger, they will require servers that have the power to handle enormous amounts of data with the ability to process such data reliably and with ultra-fast speed. Fortune 500 and other multinational corporations use these high-powered servers for software programs that need to handle large amounts of data and that are constantly being accessed and updated.

   Our operations center, which combines advanced network capabilities, data hosting and monitoring, is built to handle these large servers as well as the traditional, rack-based servers. In addition, and more importantly, the Company's technical support personnel are trained to operate all types of servers. This allows us the opportunity to service customers of all sizes and with many different application requirements. Many corporations utilize both large, more powerful servers for their enterprise applications and rack-based servers for their web sites. These customers can rely on us to handle their entire server and application needs whereas traditional hosting companies could only handle a portion of these needs.

Advanced Network Management/Monitoring Capabilities

   The Operations Center is monitored 24 hours a day, 365 days per year by qualified, trained personnel. Our center is equipped with advanced monitoring tools, back-up power supplies, redundant network architecture as well as standard security and fire protection measures. AmQUEST's center has been audited by PricewaterhouseCoopers and has been certified SAS70 compliant. The Company has entered into an agreement with Level 3 Communications, which will allow us to utilize Level 3's data centers for the hosting of traditional, rack-based servers. This strategic alliance provides AmQUEST with the ability to rapidly expand capacity in a cost-effective manner. Currently AmQUEST has hosting capabilities in nine U.S. cities. To access the backbone quickly and most effectively, the Company is currently evaluating growth through expansion of strategic relationships, acquisitions, and building additional data centers.

   AmQUEST has expertise in complete enterprise hosting of both front and back office systems on every major platform. Over the last eight years, AmQUEST has demonstrated success in hosting the entire IT infrastructure of over 100 companies. Demand for enterprise hosting services is expected to increase as IT environments become increasingly complex and as the expansion of the Internet places additional stress upon corporate IT resources by requiring tighter front to back office integration of systems.

   AmQUEST offers a comprehensive suite of Managed Hosting Solutions that support complex enterprise systems as well as NT and UNIX servers.

  . Security Management

  . System Backup

  . System Administration

  . Reporting

  . Disaster Recovery

  . Enterprise Monitoring

  . Networking Services

   AmQUEST has a multi-tiered solution suite to address the monitoring needs of any organization. The AmQUEST Enterprise Monitoring services are based upon state-of-the-art technology and methodology, including leading Tivoli solutions and proprietary software applications that greatly increase the software's usability and functionality. These cost-effective services can create a world-class environment by monitoring all servers and applications across the entire enterprise.

   Enterprise Monitoring Services are offered on customized levels.

  . Basic Server Monitoring--Health Status

  . Enhanced Server Monitoring

   . Application Monitoring

   . Database Monitoring

   . Microsoft IIS Web Monitoring

   . Microsoft Exchange Monitoring

   . Event Scheduling

   AmQUEST offers high quality Network Management services that provide value both to enterprises and to NSPs. The comprehensive solution suite includes:

  . Private Network Management

  . Frame Relay

  . VPNs ( Virtual Private Networks)

  . Design and Implementation Support

  . Network Operation Center Monitoring

  . Security

Strategy

   The Company's objective is to become the leading provider of enterprise-wide solutions to mid-market distributors and manufactures. The Company's strategy includes the following key elements:

   Leverage and Expand Installed Base of Customers. The Company currently targets businesses in the consumer goods, chemicals and pharmaceuticals, food and beverage, and oil and gas industries. The Company intends to continue to leverage its installed base of more than 900 customers to introduce additional functionality, product upgrades, complementary modules, and application hosting services. In addition, the Company intends to expand sales to new customers in its existing vertical markets and to target additional vertical markets over time.

   Continue to Expand Sales and Marketing. The Company intends to continue to pursue an increased share of the market for value chain management software solutions by expanding its sales and marketing activities. The Company intends to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods manufacturers.

   Maintain Technology Leadership. The Company believes that it is a technology leader in the field of value chain management software solutions and intends to continue to provide innovative, advanced solutions and services to this market. The Company believes that it was one of the earliest providers of value chain planning software solutions on a client-server platform and on Windows NT, and the first to introduce a value chain planning software solution that operates over the Internet and provides application hosting services. The Company intends to continue to develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards.

   Implement E-Business Strategy. The Company has launched an E-Business initiative that will enable it to build on current applications while moving to total Internet-based value chain management. The Company's E-Business strategy includes three levels of products and services designed to enable the optimization of the customer's value chain and improve collaboration. In launching this initiative, the Company intends to do the following:

  . Continue to develop and sell e-Intelliprise capabilities that capitalize on the speed and flexibility of the Internet with the collaborative planning and logistics capabilities of Intelliprise

  . Continue to develop and sell the e-application products that leverage the Internet to improve processes and communications.

  . Continue the growth of our AmQUEST subsidiary by focusing on its web-based hosting capabilities including operating as an Application Service Provider (ASP).

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

   Focus on MidMarket. The Company has defined as "MidMarket" those corporations or divisions of corporations that have annual revenues ranging from $200 million to $2 billion. Organizations of this size fit the Company's historical customer profile, and are prime candidates for the purchase and use of the Company's unique full suite of integrated products.

   Increase Penetration of International Markets. In fiscal year ended April 30, 2000, the Company generated 7% of its total revenues from international sales and has marketing relationships with a number of international distributors. The Company intends to expand its international presence by adding additional direct sales personnel to address international markets and creating additional relationships with distributors in Europe, Latin America and the Asia/Pacific region.

   Expand Strategic Relationships. The Company intends to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and e-commerce vendors. The Company has a number of varying marketing and/or product relationships with ERP vendors, systems integrators and service organizations, including Arthur Andersen, Clarkston Potomac, IBM, INSIGHT, Inc., March First, Microsoft, JBA International, Ross Systems, Tompkins Associates, and WaveBend Solutions (formerly BDO Seidman). In addition, the Company has developed a network of international agents who assist in the selling of the Company's products. The Company intends to utilize these and future relationships with software and service organizations to enhance its sales and marketing position.

   Continue to Focus on Providing High Quality Customer Service. Providing high quality customer service is a critical element of the Company's strategy. The Company intends to continue to invest in technology and personnel to accommodate the needs of its growing customer base.

Customers

   The Company primarily targets businesses in the consumer-packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. During fiscal 2000, the Company provided software and services to approximately 900 customers. No single customer accounted for 10% or greater of the Company's revenues in the three years ended April 30, 2000. A sample of companies which have purchased one or more of the Company's products and services is as follows:

        Consumer               Chemicals, Oil & Gas,          Manufacturing
     Packaged Goods               Pharmaceuticals              and Others
     --------------            ---------------------          -------------
Bausch & Lomb              Beyschlag Centralab Component Appleton Paper
Canandaigua Wine           Boots the Chemist             Bowman Distribution
ConAgra                    CITGO                         Cooper Automotive
Heineken USA               Eastman Chemical Co.          Crown Crafts, Inc.
McCormick & Company        FINA Inc.                     Harley Davidson
Nestle France              Kaiser Foundation             HugoBoss
Sara Lee Knit Products     Nordic Synthesis AB           IBM/Synertech
S.C. Johnson & Sons        Norton Chemical               Koch Industries
Seagram's                  Pfizer International          Komatsu America
Tiffany's                  Pharmacia & Upjohn            Magneti Marelli
VDK Frozen Foods           Sigma-Aldrich Corp.           Mayville Metal Products
VF Corporation             Solvay Pharmaceuticals, Inc   Mercury Marine
Wickes Furniture           Warner-Lambert Company        Plastics, Inc.
                                                         Powerware
        Utilities               Telecommunications       Newell Company
        ---------               ------------------
Atlanta Gas Light Company  Bellsouth Cellular Corp       Reynolds Metals
Alabama Gas Corp           British Telecom               Saks Incorporated
Allegheny Power Corp       GTE                           Siecor
Saudi Consolidated
 Electric                  Sprint                        Snap On Incorportated

                                                                             Manufacturing
   Utilities                                                                  and Others
   ---------                                                                 -------------
Texas Utilities                                                         Sony Electronics
                                                                        Subaru of America, Inc.
                                                                        Union Camp
                                                                        US Ceramic Tile
                                                                        WestPoint Stevens

Integrated System Design

   While the Company's software applications can be used individually, they are designed to be combined as integrated systems to meet unique customer requirements. The user may select virtually any combination of modules to form an integrated solution for a particular business problem. The license fee for such a solution could range from $7,000 for a single module to in excess of $3,000,000 for a multi-module, multiple-user solution incorporating the full range of Company products.

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

   The Company sells its products directly to the end-user through its sales and presales staff of 72 persons located in five areas worldwide: Mid U.S.
(15), Northeast U.S. (10), Southern U.S. (33), Western U.S. (4), and Europe
(10). The presales staff provides consultation, advice and assistance to the sales executives and the customer in selecting an appropriate configuration of application software modules to address the user's needs. The Company obtains sales leads from its advertising in trade publications, participation in industry trade shows and exhibitions, Company-conducted seminars and telemarketing activities and referrals from existing customers.

   In 2000, the Company continued its program to develop a network of sales agents to support its sales internationally. These agents, along with a designated Company-employed country manager, are establishing a national presence for the Company in targeted countries throughout Latin America, Europe and the Middle East.

   The price for the Company's products typically is determined based upon the number of modules licensed and the number of servers, users and sites for which the solution is designed. During fiscal year ended April 30, 2000, license fees generally ranged from $50,000 to $3.0 million.

Licenses

   The Company, like many business application software firms, typically enters into license agreements that grant non-exclusive rights to use its products. The Company's standard license agreements contain provisions designed to prevent disclosure and unauthorized use of the Company's software. These agreements warrant that the Company's products will function in accordance with the specifications set forth in its product documentation. These licenses generally limit the use of the software to a specific number of individual users and servers for a one-time fee. A significant portion of the license fee is generally payable upon the delivery of product documentation, with the balance due upon installation.

Services and Support

   The Company offers a full range of services that allow its customers to maximize the benefits of the Company's software products including: project management, implementation, product education, technical consulting, programming, system integration, network management and maintenance and support. The customer receives documentation manuals or imbedded help software, which describe the system's features and its method of operation. The user is normally entitled to telephone support for a period of at least six months at no additional charge. The Company's software products are continually enhanced and improved to accommodate technological changes and other factors, which may affect the customer's information requirements. The Company's services are priced separately, and fees for its services generally are not included in the price for its software products. To receive maintenance, which includes enhancements, from the Company after the initial period, customers pay fees, which are based on the then-current price of the product.

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

Research and Development

   American Software is committed to the development and acquisition of new products and to the continued enhancement of its existing products. During fiscal 2000, 1999, and 1998, the Company expensed approximately $9,675,000, $11,511,000, and $12,112,000, respectively, for research and development. In addition, the Company capitalized $10,446,000, $10,902,000, and $8,827,000, in software development costs during fiscal years 2000, 1999, and 1998, respectively, in accordance with the Statement of Financial Accounting Standards No. 86. The Company's new internal product development and enhancements of existing products include two categories: research and development expenditures and additions to capitalized computer software development costs. These combined categories totaled $20,121,000, $22,413,000, and $20,939,000 in fiscal years 2000, 1999 and 1998, respectively, and represented 19%, 21%, and 20%, respectively, of total revenues in those years.

   The Company believes that its client/server and Internet-based solutions, which utilize the latest technologies, will be important for its long-term growth. As of April 30, 2000, the Company employed 179 persons in research, development and enhancement activities.

Competition

   The market for enterprise applications is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. In the application software market, the Company competes directly with a number of firms, including computer manufacturers, large diversified computer service companies and independent suppliers of software products. Approximately six firms that market mainframe application software products and approximately thirty firms that market midrange and client/server application software products are significant competitors for one or more of the Company's products. A number of these competitors have financial, marketing, management and technical resources substantially greater than those of the Company.

   The Company's primary market for its software includes manufacturers and distributors in consumer package goods, food & beverage, chemicals, pharmaceuticals, industrial products, and textiles, as well as retailers, wholesale distributors, health & beauty care, public utilities and public transportation on IBM mainframe, AS/400, RS/6000, HP 9000, and additional UNIX platforms, as well as Intel-based servers and clients that operate Windows 3.1, Windows 95, 98, 2000 and Windows NT.

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

Employees

   At April 30, 2000, the Company had 676 full-time employees, including 179 in product research, development and enhancement, 351 in customer support and professional services, 102 in marketing, sales and sales support, and 44 in accounting, facilities and administration. The Company believes that its continued success will depend in part on its ability to continue to attract and retain highly skilled technical, marketing and management personnel, who are in great demand.

   The Company has never had a work stoppage and no employees are represented under collective bargaining arrangements. The Company considers its employee relations to be excellent.

                                  RISK FACTORS

Factors That May Affect Future Results and Market Price of Stock

   We have included certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K. We may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

   We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended April 30, 2000, 1999 and 1998 contained elsewhere in this Form 10-K.

We Are Dependent Upon Key Personnel and Need to Hire Additional Personnel in All Areas.

   Our future operating results depend significantly upon the continued service of a relatively small number of key senior management and technical personnel, including our Chief Executive Officer, James C. Edenfield. None of our key personnel are bound by long-term employment agreements. The loss of Mr. Edenfield or one or more other key individuals could have an adverse effect on us.

   Our future success also depends on our continuing ability to attract and retain other highly qualified managerial and technical personnel. Competition for these personnel is intense, and we have, at times experienced difficulty in recruiting and retaining qualified personnel. We may be unable to retain our key managerial and technical employees and we may not be successful in attracting, assimilating and retaining other highly qualified managerial and technical personnel in the future. The loss of key management and technical personnel or the inability to attract and retain additional qualified personnel would have an adverse effect on us.

Our Success Depends Upon Our Ability to Retain and Attract a Sufficient Number of Qualified Employees.

   We believe that our future success will depend in large part upon our ability to attract, train and retain highly-skilled technical, managerial, sales and marketing personnel. Although we invest significant resources in recruiting and retaining employees, competition for personnel in the software industry is intense, and, at times, we have had difficulty locating highly qualified candidates within desired geographic locations, or with certain expertise. If our competitors increase their use of non-compete agreements, the pool of available sales and technical personnel may further narrow in certain areas, even if the non-compete agreements ultimately prove to be unenforceable. We may grant large numbers of stock options to attract and retain personnel, which could be highly dilutive to our stockholders. Our failure to attract, train, retain and effectively manage employees could increase our costs, hurt our development and sales efforts and cause a degradation of our customer service.

We Could Experience Fluctuations in Quarterly Operating Results That Could Adversely Impact Our Stock Price.

   Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. License revenues in any quarter depend substantially upon the combined contracting activity of the American Software group of companies and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies.

   Our contracting activity is difficult to forecast for a variety of reasons, including the following:

  . a significant portion of our license agreements are completed within the last few weeks of each quarter;

  . our sales cycle is relatively long and variable because of the complex and mission-critical nature of our products;

  . the size of our license transactions can vary significantly;

  . the possibility of economic downturns that are characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs may substantially reduce contracting activity;

  . customers may unexpectedly postpone or cancel system replacement or new system evaluations due to changes in their strategic priorities, project objectives, budgetary constraints or company management;

  . customer evaluations and purchasing processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor;

  . the number, timing and significance of software product enhancements and new software product announcements by us and our competitors may affect purchase decisions.

   Several factors may require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including:

  . whether the license agreement relates to then unavailable software products;

  . whether enterprise transactions include both currently deliverable software products and software products that are under development or other undeliverable elements;

  . whether the customer demands services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;

  . whether the transaction involves acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as known defects; and

  . whether the transaction involves payment terms or fees that depend upon contingencies.

   Because of the factors listed above and other specific requirements under GAAP for software revenue recognition, we must have very precise terms in our license agreements in order to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that meets the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

   Variances or slowdowns in our prior quarter contracting activity may affect our consulting, training and maintenance service revenues since these revenues typically follow license fee revenues. Our ability to maintain or increase service revenue primarily depends on our ability to increase the number of our licensing agreements. In addition, our expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, our net income is likely to be disproportionately adversely affected.

Our Principal Stockholders May Control Our Management Decisions.

   James C. Edenfield and Thomas L. Newberry own 100% of our outstanding Class B common stock between them, giving them the right to elect a majority of the Board of Directors. If their respective Class B shares were converted into Class A shares, current directors and executive officers as a group would beneficially own approximately 20.1% of our Class A common stock. Mr. Edenfield and Dr. Newberry currently constitute two of the four members of the Board and, thus, have significant influence in directing the actions of the Board of Directors.

A Significant Portion of Our Revenue in any Quarter May be Derived from a Limited Number of Large, Non-Recurring License Sales.

   We expect to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that purchasing our products is relatively discretionary and generally involves a significant commitment of a customer's capital resources. Therefore, a downturn in any potential customer's business could result in order cancellations that could have a significant adverse impact on our revenue and quarterly results. Moreover, declines in general economic conditions could precipitate significant reductions in corporate spending for information technology, which could result in delays or cancellations of orders for our products.

We Have Recently Expanded Our Technology into Several New Business Areas and Cannot Be Certain that our Expansion Will Be Successful.

   Our future success depends to a large degree on the Internet being accepted and widely used for commerce. We have recently expanded our technology into a number of new business areas to foster long-term growth, including electronic commerce, on-line business services and other products and services that can be offered over the Internet. These areas are relatively new to our product development, sales and marketing personnel and we cannot be assured that the markets for these products will develop or that we will be able to compete effectively or will generate significant revenues in these new areas. As a result, our success in this area is difficult to predict.

We Depend on Third-Party Technology that Could Result in Increased Costs or Delays in the Production and Improvement of Our Products.

   We license critical third-party software products that we incorporate into our own software products. If any of the third-party software vendors were to change their product offerings or terminate our licenses, we might need to incur additional development costs to ensure continued performance of our products. In addition, if the cost of licensing any of these third-party software products significantly increases, our gross margin levels could significantly decrease.

   We rely on existing partnerships with certain other software vendors who are also competitors. If these vendors change their business practices in the future, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors.

Recent Accounting Pronouncements Could Adversely Impact Our Profitability by Delaying Some Revenue Recognition into Future Periods.

   Over the past several years, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we currently comply with SOPs 97-2 and 98-9.

   The American Institute of Certified Public Accountants has only recently issued implementation guidelines for these standards and the accounting profession is still discussing a wide range of potential interpretations. These implementation guidelines, once finalized, could lead to unanticipated changes in our current revenue accounting practices that could cause us to recognize lower profits. As a result, we may change our business practices significantly in order to continue to recognize a substantial portion of our license revenues when we deliver our software products. These changes may adversely affect our business.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. We are required to adopt the provisions of SAB 101 in our fourth quarter of fiscal 2001. We are currently reviewing the provisions of SAB 101 and have not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which we believe we comply with, the SEC Staff has recently informally indicated its views related to SAB 101 that may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies, including us, recording a cumulative effect of a change in accounting principles retroactive to January 1, 2000.

We May Change Our Pricing Practices, Which Could Impact Operating Margins or Customer Ordering Patterns.

   In the future, we may choose to make changes to our pricing practices. For example, we may (i) offer additional discounts to customers, (ii) reduce the number of transactions involving periodic fees based on the number of users of a product or (iii) change maintenance pricing. Such changes could reduce margins or inhibit our ability to sell our products.

There is Intense Competition in the Industry, Which Requires Us to Constantly Create New Products, Improve Our Existing Products and Sell Our Products at Competitive Prices.

   We compete with a variety of software vendors, including Internet application vendors in the enterprise application software market segment, vendors in the manufacturing software application market segment, vendors in the emerging enterprise resource optimization software solutions market segment, providers of human resource management system software products, providers of financial management systems software products, application hosting services vendors and numerous small firms that offer products and services with new or advanced features. As a result, the market for business application software and related services has been and continues to be intensely competitive. Some competitors have become more aggressive with their payment terms and issuance of contractual implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms.

   In addition, we believe we must differentiate ourself through different or more subtle architectural and technological factors.

   Some of our competitors may have an advantage over us due to their significant worldwide presence, longer operating and product development history, and substantially greater financial, technical and marketing resources than ours. Furthermore, potential customers may consider outsourcing options, including data center outsourcing, service bureaus and application service providers, as viable alternatives to licensing our software products.

Services Revenues Carry Lower Gross Margins than License Revenues and an Overall Increase in Services Revenue as a Percentage of Total Revenues Could Have an Adverse Impact on Our Business.

   Because service revenues have lower gross margins than license revenues, an increase in the percentage of total revenue represented by service revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. As a result, our gross margins can be negatively affected based on the percentage of service revenues as a percentage of total revenue and the mix between services that are provided by our employees versus services provided by third-party consultants.

Our Recent and Future Acquisitions May Not Be Successful.

   We have in the recent past and may continue to acquire or invest in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include:

  . the difficulty of assimilating the operations and personnel of the combined companies;

  . the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies;

  . the potential disruption of our ongoing business;

  . the inability to retain key technical and managerial personnel;

  . the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

  . adverse impact on our annual effective tax rate;

  . dilution of existing equity holders caused by capital stock issuances to the stockholders of acquired companies or to retain employees of the acquired companies;

  . difficulty in maintaining controls, procedures and policies;

  . potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

  . the impairment of relationships with employees and customers; and

  . issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through our due diligence process.

   Recent changes in the law require us to use the purchase method of accounting in most new business acquisitons. The purchase method of accounting for business combinations may require large write-offs of any in- process research and development costs related to companies being acquired, as well as ongoing amortization costs for goodwill and other intangible assets valued in the combinations with companies. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net income in the quarter of the combination and for several subsequent years. We may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

Our International Operations and Sales Subject Us to Risks Associated with Rapid and Unexpected Growth Outside of the United States.

   We continue to invest in an effort to enhance our international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in United States locations. Changes in the following factors, among others, could have an adverse impact on our business and earnings:

  . conducting business in currencies other than United States dollars subjects us to factors such as currency controls and fluctuations in currency exchange rates;

  . we may be unable to hedge some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure;

  . we may hedge some anticipated transactions and transaction exposures, but could experience losses if exchange rates move in the opposite direction;

  . differing foreign technical standards;

  . increased cost and development time required to localize our products;

  . lack of experience in a particular geographic market;

  . regulatory, social, political, labor or economic conditions in a specific country or region;

  . laws, policies and other regulatory requirements affecting trade and investment including loss or modification of exemptions for taxes and tariffs, and import and export license requirements;

  . exposure to different legal standards; and

  . operating costs in many countries are higher than in the United States.

The Euro Creates Uncertainty for Our Product Development and, as a Result, Could Impact Sales.

   Our latest software release contains European Monetary Union, or EMU, functionality that allows for dual currency reporting and information management. However, since the Euro will not be the sole legally required currency in any of the member nations until 2002, it is possible that all issues related to conversion to EMU have not surfaced yet, and may not have been adequately addressed. In addition, our products may be used with third-party products that may or may not be EMU compliant. Although we continue to take steps to address the impact, if any, of EMU compliance for such third-party products, failure of any critical technology components to operate properly under EMU may adversely affect sales or require us to incur unanticipated expenses to remedy any problems.

Our Continued Growth Depends Upon Our Ability to Build and Maintain Relationships with Third Parties.

   A key aspect of our sales and marketing strategy is to build and maintain strong working relationships with businesses that we believe play an important role in the successful marketing of our software products. Our current and potential customers often rely on third-party system integrators to implement, deploy and manage client/server and other platform-based applications. We believe that our marketing and sales efforts are enhanced by the worldwide presence of these companies. However, these companies, most of which have significantly greater financial and marketing resources than us, may start, or in some cases increase, the marketing of business application software in competition with us, or may otherwise discontinue their relationships with or support of us. If our partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of our software products, we may lose customers.

   As we have done in the past, in the future we may enter into various development or joint business arrangements to develop new software products or extensions to our existing software products. Under these joint business arrangements, we may distribute ourself or jointly sell with our business partners an integrated software product and pay a royalty to the business partner based on end-user license fees. While we intend to develop business applications that are integrated with our software products, these software products may in fact not be integrated or brought to market or the market may not accept the integrated enterprise solution. As a result, we may not achieve the revenues that we anticipated at the time we entered into the joint business arrangement.

Our Software Products and Product Development are Complex, Which Make it Increasingly Difficult to Innovate, Extend Our Product Offerings, and to Avoid Costs Related to Correction of Program Errors.

   The market for our software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. Our future success will depend in part upon our ability to:

  . continue to enhance and expand our core applications;

  . continue to provide enterprise solutions;

  . continue to successfully integrate third-party products;

  . enter new markets; and

  . develop and introduce new products that keep pace with technological developments, including developments related to the Internet, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We may not be able to enhance existing products or develop and introduce new products in a timely manner.

   Our software products can be licensed for use with a variety of popular industry standard relational database management systems. There may be future or existing relational database management system platforms that achieve popularity within the business application marketplace and on which we may desire to offer our applications. These future or existing relational database management system products may or may not be architecturally compatible with our software product design. We may not be able to develop software products on additional platforms with the specifications and within the time frame necessary for market success.

   Despite testing by us and by third parties, our software programs, like all software programs generally, may contain a number of undetected errors when they are first introduced or as new releases are subsequently released. This may result in increased costs to correct such errors and reduced acceptance of our software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

  . vendor hardware platforms;

  . operating systems and updated versions;

  . application software products and updated versions; and

  . relational database management system platforms and updated versions.

   Developing consistent software product performance characteristics across all of these combinations could place a significant strain on our development resources and software product release schedules.

We have Limited Protection of Intellectual Property and Proprietary Rights and May Potentially Infringe Third-Party Intellectual Property Rights.

   We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws and other measures to protect this information. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any meaningful competitive advantage. Existing copyright laws afford only limited protection. We believe that the rapid pace of technological change in the computer software industry has made trade secret and copyright protection less significant than factors such as:

  . knowledge, ability and experience of our employees;

  . frequent software product enhancements; and

  . timeliness and quality of support services.

   Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Therefore, the laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States. Defending our rights could be costly.

   Third parties may assert infringement claims against us. These assertions could distract management, require us to enter into royalty arrangements, and could result in costly and time consuming litigation, including damage awards.

We May Experience Liability Claims Arising Out of the Licensing of Our Software and Provision of Services.

   Our agreements contain provisions designed to limit our exposure to potential liability claims. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or ordinances. For example, we may not be able to avoid or limit liability for disputes relating to product performance or the provision of services. If a claim against us were to be successful, we may be required to incur significant expense and pay substantial damages. Even if we prevailed, the accompanying publicity could adversely impact the demand for our software.

Although We Believe That We Have Successfully Addressed Concerns Surrounding Year 2000 Compliance, There is Still Uncertainty Regarding the Extent that the Software Industry May Be Affected by Year 2000 Issues.

   Our business operations are significantly dependent upon the same proprietary software products we license to customers. Our management believes that we successfully addressed Y2K readiness in our proprietary software products and in third-party software, computer and other equipment used internally. To date, we have not experienced any business interruptions associated with Y2K compliance issues. However, some uncertainty still exists in the software industry concerning the potential effects associated with Y2K readiness.

   Although we currently offer software products that are designed and have been tested for Year 2000 compliance, there can be no assurance that our software products contain all necessary date code changes. To date, we are not aware of any Year 2000 compliance failures involving our customers or suppliers. However, litigation may still arise from business interruptions associated with Y2K issues. It is uncertain whether, or to what extent, we may be involved in any such litigation.

Our Stock Price is Volatile and There is a Risk of Litigation.

   The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

  . revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

  . announcements of technological innovations by us or our competitors;

  . new products or the acquisition of significant customers by us or our competitors;

  . developments with respect to our patents, copyrights or other proprietary rights or those of our competitors;

  . changes in recommendations or financial estimates by securities analysts;

  . changes in management:

  . conditions and trends in the software industry generally;

  . the announcement of acquisitions or other significant transactions by us or our competitors;

  . adoption of new accounting standards affecting the software industry; and

  . general market conditions and other factors.

   Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Although no such lawsuits are currently pending against us and we are not aware that any such lawsuit is threatened to be filed in the future, there is no assurance that we will not be sued based on fluctuations in the price of our common stock.

In Addition to Each of the Foregoing Risk Factors, Our Wholly-Owned Subsidiary, AmQUEST, Inc., May be Negatively Affected by the Following Factors, Which Could In Turn Affect Our Future Results and Market Price of Our Stock.

  . The market for Web site and application hosting and related services has only recently begun to develop and is evolving rapidly. Although industry analysts project significant growth for this market, their projections may not be realized. AmQUEST's future growth, if any, will depend on the continued trend of businesses outsourcing their Web site and application hosting and its ability to market its services effectively. There can be no assurance that the market for AmQUEST's services will grow, that its services will be adopted or that businesses will use these Internet-based services to the degree or in the manner that we and AmQuest anticipate.

  . The market for hosting Web sites and applications is highly competitive.
    There are few substantial barriers to entry and many of AmQUEST's current competitors have substantially greater financial, technical and marketing resources, larger customer bases, more data centers, longer operating histories, greater name recognition and more established relationships in the industry than AmQUEST possesses. AmQUEST's current and potential competitors may be able to grow their businesses at a faster pace than AmQuest or attract AmQUEST's current and potential customers away from AmQUEST, which could negatively affect AmQUEST's customer base, revenues and results of operations.

  . AmQUEST's Web site and application hosting services are critical to many of its customers' businesses. Thus, any significant interruption in AmQUEST's services could result in lost profits or other indirect or consequential damages to its customers, which could, in turn, expose AmQUEST or us to lawsuits. Although we believe that we could successfully defend any such lawsuit, there is no assurance that we or AmQuest would be successful or that the costs of such litigation would not have a negative impact on either company.

  . AmQUEST's business will not grow unless Internet usage grows and Internet performance remains adequate. The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers has only recently begun to develop. AmQUEST's success will depend on the continued growth in Internet usage and Web site hosting and application hosting markets. If the Internet fails to grow or develop, then AmQUEST's business is unlikely to grow.

  . Regulatory and legal uncertainties could have significant costs or otherwise harm AmQUEST's business. Federal and state law relating to the liability of on-line and Internet service providers for information disseminated through their systems remains largely unsettled. It may take years to determine to what extent, if any, existing laws, such as those governing intellectual property, privacy, libel and taxation apply to the Internet. There is no assurance that federal or state laws or regulations will not negatively affect demand for AmQUEST's services or the way it conducts its business operations.

ITEM 2. PROPERTIES

   The Company's corporate headquarters are located in an approximately 100,000 square foot office building owned by the Company at 470 East Paces Ferry Road, N.E., Atlanta, Georgia.

   The Company also leases a two-story, 17,500 square foot building at 443 East Paces Ferry Road, N.E. Atlanta, Georgia, which is used primarily for financial administration. This building is owned by a limited partnership of which Thomas
L. Newberry and James C. Edenfield, principal shareholders of the Company, are the sole partners. The term of the lease expired December 31, 1996, and has been continued on a quarterly basis with a current base rental rate of $17.00 per square foot, pending negotiation of a new lease.

   The Company owns a four-story 42,000 square foot building at 3110 Maple Drive, N.E, a one-story 1,400 square foot building at 3116 Maple Drive, a one-story 14,000 square foot building at 3120 Maple Drive, and a two-story 10,000 square foot building at 480 East Paces Ferry Road, each of which is located near the Company's headquarters. The Company also owns a one-story 4,000 square foot building at 490 East Paces Ferry, which it leases to a restaurant.

   The Company has entered into leases for sales offices located in various cities in the U. S. and overseas. Normally, these leases are for terms of less than five years and average 3,000 square feet of leasable space.

   The Company owns a variety of electronic and computer equipment, including two mainframe class computers, consisting of one IBM 9121 732, and one IBM 9221 150, and leases three IBM 9672 RA6, two IBM 2003 2C5, one IBM 9672 RB5, and nine IBM AS400s. In addition, twenty-eight NT and Unix systems are in service. All of these systems are used for outsourcing services, network management, program development and testing, and product demonstration.

ITEM 3. LEGAL PROCEEDINGS

   The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of shareholders during the fourth quarter of the Company's recently completed fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

Trading Market

   The Company's Class A Common Shares are listed on the Nasdaq Stock Market-- National Market under the symbol AMSWA. As of July 07, 2000, there were 9,682 holders of record of the Company's Class A Common Shares, some of whom are holders in nominee name for the benefit of different shareholders, and two holders of the Company's Class B Common Shares.

Market Price Information

   The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company's last two fiscal years (2000 and 1999).

                                                               High     Low
                                                               ----     ---
   Fiscal Year 2000
   First Quarter.............................................. $ 4 1/2  $2 1/2
   Second Quarter.............................................   4 1/4   2 3/8
   Third Quarter..............................................  14 3/4   2 2/3
   Fourth Quarter.............................................  24 7/16  5 5/8
                                                               High     Low
                                                               ----     ---
   Fiscal Year 1999
   First Quarter.............................................. $ 8 1/4  $5 3/4
   Second Quarter.............................................   5 1/2   1 15/16
   Third Quarter..............................................   3 7/16  2 1/8
   Fourth Quarter.............................................   3 1/2   2 13/32

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The selected combined financial data presented below for the years ended April 30, 2000, 1999, 1998, 1997, and 1996 are derived from the audited combined financial statements of the Company.

                                            Years Ended April 30,
                         -------------------------------------------------------------
                            2000         1999         1998        1997        1996
                         -----------  -----------  ----------- ----------- -----------
                                  (In thousands, except per share amounts)
Combined Statements of
 Operations Data:
Revenues
  Licenses.............. $    20,572  $    19,602  $    33,548 $    30,106 $    24,067
  Services..............      59,740       63,572       50,090      32,595      30,682
  Maintenance...........      25,198       26,003       23,834      22,010      22,808
                         -----------  -----------  ----------- ----------- -----------
    Total revenues......     105,510      109,177      107,472      84,711      77,557
                         -----------  -----------  ----------- ----------- -----------
Cost of Revenues:
  Licenses..............       5,177        8,254        8,182       6,754      10,778
  Services..............      45,999       45,344       33,439      27,410      25,367
  Maintenance...........       9,750       10,337        7,642       7,972       8,139
                         -----------  -----------  ----------- ----------- -----------
    Total cost of
     revenues...........      60,926       63,935       49,263      42,136      44,284
                         -----------  -----------  ----------- ----------- -----------
Gross Margin............      44,584       45,242       58,209      42,575      33,273
Operating expenses:
  Research and
   development..........       9,675       11,511       12,112       7,343       4,725
  Sales and marketing...      23,985       28,859       25,915      20,811      20,447
  General and
   administrative.......      13,750       16,307       11,530      12,740      17,272
  Charge for asset
   impairment...........         --        26,563          --          --        6,158
                         -----------  -----------  ----------- ----------- -----------
    Total operating
     expenses...........      47,410       83,240       49,557      40,894      48,602
                         -----------  -----------  ----------- ----------- -----------
Operating earnings
 (loss).................      (2,826)     (37,998)       8,652       1,681     (15,329)
Other income, net.......       1,734        3,415        3,791       1,744       2,569
                         -----------  -----------  ----------- ----------- -----------
Earnings (loss) before
 income taxes...........      (1,092)     (34,583)      12,443       3,425     (12,760)
Income tax expense
 (benefit)..............         150       (1,766)       4,648       1,093      (3,011)
                         -----------  -----------  ----------- ----------- -----------
Net earnings (loss)..... $    (1,242) $   (32,817) $     7,795 $     2,332 $    (9,749)
                         ===========  ===========  =========== =========== ===========
Net earnings (loss) per
 common share--Basic.... $      (.06) $     (1.48) $       .34 $       .10 $      (.44)
Diluted................. $      (.06) $     (1.48) $       .32 $       .10 $      (.44)
Weighted average common
 shares--Basic..........  21,721,636   22,230,656   22,667,283  22,353,192  22,261,782
Diluted.................  21,721,636   22,230,656   24,414,515  23,525,532  22,261,782
                                                  April 30,
                         -------------------------------------------------------------
                            2000         1999         1998        1997        1996
                         -----------  -----------  ----------- ----------- -----------
                                  (In thousands, except per share amounts)
Combined Balance Sheet
 Data:
Cash and cash
 equivalents............ $    12,910  $    21,567  $    14,466 $     7,579 $     3,274
Investments............. $    31,335  $    27,297  $    45,757 $    16,827 $    22,880
Working capital......... $    23,204  $    34,881  $    63,263 $    21,492 $    21,511
Total assets............ $   113,047  $   109,736  $   142,656 $    99,509 $    90,782
Total long term lease
 obligation and debt.... $       907  $     1,700  $       776 $     1,157 $       --
Shareholders' equity.... $    69,706  $    67,197  $   100,810 $    67,152 $    64,255

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

   The discussion and analysis below contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" or other words that convey uncertainty of future events or outcomes. The forward-looking statements in this discussion and analysis are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The section above entitled "Risk Factors" sets forth certain factors that could cause our actual future results to differ materially from those statements.

   The Company develops, markets, and supports Internet commerce, enterprise resource planning ("ERP") and integrated supply chain management solutions. The product line encompasses integrated business applications such as demand forecasting, logistics planning, warehouse management, order management, financials, manufacturing, and transportation solutions. The Company offers professional services to its customers in support of its products and third party products. These services include project management, implementation, product education, technical consulting, programming, system integration, network management and maintenance and support.

   The Company's revenues are derived primarily from three sources: software licenses, services and maintenance. Software licenses generally are based upon the number of modules, servers, users and/or sites licensed. The Company recognizes revenue in accordance with Statement of Position No. 97-2, (Software Revenue Recognition,) and Statement of Position No. 98-9, (Software Revenue Recognition with Respect to Certain Transactions.) License revenues in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific evidence exists to allocate the total fee to all elements of the arrangement. Revenues derived from services primarily include consulting, implementation, training and network management. Fees are billed under both time and materials and fixed fee arrangements and are recognized as services are performed. Maintenance fees are generally billed annually in advance and the resulting revenues are recognized ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized.

RESULTS OF OPERATIONS

   The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2000 and the percentage increases and decreases in those items for the years ended April 30, 2000 and 1999:

                                                                    Pct.
                                              Percentage of       Change In
                                              Total Revenues       Dollars
                                              ------------------  -----------
                                                                  2000   1999
                                                                   Vs     Vs
                                              2000   1999   1998  1999   1998
                                              ----   ----   ----  ----   ----
   Revenues:
     License fees...........................   19 %   18 %   31%    5 %  (42) %
     Services...............................   57     58     47    (6)    27
     Maintenance............................   24     24     22    (3)     9
                                              ---    ---    ---   ---    ---
       Total revenues.......................  100    100    100    (3)     2
                                              ---    ---    ---   ---    ---
   Cost of revenues:
     License fees...........................    5      8      8   (37)     1
     Services...............................   44     42     31     1     36
     Maintenance............................    9      9      7    (6)    35
                                              ---    ---    ---   ---    ---
       Total cost of revenues...............   58     59     46    (5)    30
                                              ---    ---    ---   ---    ---
   Gross margin.............................   42     41     54    (1)   (22)
                                              ---    ---    ---   ---    ---
   Operating expenses:
     Research and development cost, net.....    9     11     11   (16)    (5)
     Marketing and sales....................   23     26     24   (17)    11
     General and administrative.............   13     13     11    (7)    27
     Provision for doubtful accounts........   nm      2     nm   (79)    nm
     Charge for asset impairment and
      purchased R&D.........................  --      24    --     nm     nm
                                              ---    ---    ---   ---    ---
       Total operating expenses.............   45     76     46   (43)    68
                                              ---    ---    ---   ---    ---
       Operating earnings (loss)............   (3)   (35)     8   (93)    nm
     Other income, net......................    2      3      4   (49)   (10)
                                              ---    ---    ---   ---    ---
       Earnings (loss) before income taxes..   (1)   (32)    12   (97)    nm
     Income taxes...........................   nm     (2)     4    nm     nm
                                              ---    ---    ---   ---    ---
       Net earnings (loss)..................   (1)%  (30)%    7%  (96)    nm
                                              ===    ===    ===   ===    ===

--------
nm--not meaningful

GENERAL MARKET CONDITIONS:

   Beginning in the second calendar quarter of 1998 (the Company's first quarter of fiscal 1999), several application software companies began to experience slowdowns in the sales of their software products. These companies, as well as industry experts, have identified the following factors as contributors to this slowdown in the buying market:

  . Significant financial commitments devoted to Year 2000 readiness, which led to limited discretionary financial resources available for the purchase of software products such as the Company's.

  . Public announcements by large Enterprise Resource Planning (ERP) software vendors regarding plans for introduction of new products within the Company's target markets which have led to confusion and indecision by prospective buyers.

   The Company believes these factors, as well as possibly others, have contributed to the Company's reduced revenues in fiscal 2000 and 1999, particularly in the area of software license fees.

 Years Ended April 30, 2000 and 1999:

   Revenues:

   The Company's total revenues decreased 3% to $105.5 million in the fiscal year ended April 30, 2000 from $109.2 million in the fiscal year ended April 30, 1999. This decrease was primarily due to a decrease in implementation and training services as well as a decline in maintenance revenues. This was offset by an increase in license fees revenue. International revenues represented approximately 7% and 10% of total revenues in the years ended April 30, 2000 and 1999, respectively.

   Software Licenses. The Company's license fee revenues increased 5% in the fiscal year ended April 30, 2000 to $20.6 million compared to $19.6 million in the prior year. This increase was primarily due to a 19% increase in License fees for the Logility software products, partially offset by14% decrease in the Enterprise Solution software products. The Logility license fee revenue increased to $ 13.5 million in the fiscal year ended April 30, 2000 compared to $11.4 million in the prior fiscal year. Logility software product sales constituted approximately 66% and 58% of license fee revenues in fiscal 2000 and fiscal 1999, respectively. Software revenues have fluctuated and are expected to continue to fluctuate based on competition, demand for the Company's product and other factors.

   Services. Services revenues, which consist primarily of consulting, implementation, training and network management services, decreased 6% to $59.7 million in fiscal year 2000 from $63.6 million in fiscal year 1999. This decrease was primarily due to the completion of "Year 2000" projects in fiscal year 2000 that were active in the prior fiscal period as well as lower license fees in the prior period. Services revenues constituted 57% and 58% of total revenues in fiscal year 2000 and fiscal year 1999, respectively. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis based upon the demand for implementation, consulting and network services.

   Maintenance. Maintenance revenues, which consist of product support activities and on-going product enhancements provided to customers who license the Company's products and purchase maintenance agreements, decreased 3% to $25.2 million in fiscal year 2000 compared to $26.0 million in fiscal year 1999, respectively. This decrease was due to the lower ERP license fee revenues in fiscal year 1999. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers. Maintenance revenues constituted 24% of total revenues in fiscal year ended April 30, 2000 and fiscal year ended April 30, 1999.

   Gross Margin:

   Total gross margin in fiscal 2000 was 42% compared to 41% a year ago. This increase was primarily due to the increase of license fee margin to 75% in fiscal 2000 compared to 58% in fiscal 1999 as a result of higher license fee sales and lower capitalized software amortization expense during fiscal 2000, which has occurred as a result of the write-off of capitalized software during fiscal year 1999. Fiscal 2001 and years beyond will have substantially higher capitalized software amortization as certain products are released. The Company will monitor the market acceptance of these newly released products. Services gross margin decreased to 23% in fiscal 2000 from 29% in the prior year due mainly to the completion of higher margin services work related to the "Year 2000" remediation performed in fiscal year 1999 compared to lower margin services work being performed in fiscal 2000. Maintenance gross margin remained relatively constant for fiscal 2000 as compared to fiscal 1999.

   Operating Expenses:

   Research and Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                       Years Ended (000's
                                                            omitted)
                                                    ---------------------------
                                                     April              April
                                                      30,      Percent   30,
                                                      2000     Change    1999
                                                    --------   ------- --------
     Gross product development costs............... $ 20,121    (10)%  $ 22,413
       Percentage of total revenues................       19 %              21 %
     Less: capitalized development.................  (10,446)    (4)%   (10,902)
       Percentage of gross prod. dev. Costs........       52 %              49 %
                                                    --------    ----   --------
     Product development expenses.................. $  9,675    (16)%  $ 11,511
       Percentage of total revenues................        9 %              11 %

   Gross product development costs decreased 10% in fiscal 2000 compared to fiscal 1999 as a result of the Company's cost reduction efforts in the prior year. Capitalized development decreased by 4% from a year ago, while the rate of capitalized development increased to 52% from 49% in fiscal year 1999. This increase is due to the significant effort in the early part of fiscal 2000 to complete revision and enhancement work on Flow Manufacturing product. Product development expenses as a percentage of total revenues decreased to 19% in fiscal year 2000 compared to 21% in fiscal year 1999. The Company's net product development expenses decreased 16% due to continued cost containment efforts that were begun in fiscal 1999. The Company anticipates development expenses to increase as it continues to develop new product applications, and further enhance existing products.

   Sales and Marketing. Sales and marketing expenses decreased 17% in fiscal year ended April 30, 2000 as a result of cost containment efforts during the current year. Sales and marketing expenses as a percentage of total revenues decreased to 23% for fiscal year 2000 when compared to 26% for fiscal year 1999. The Company intends to continue to pursue increased share of the market for value chain management software solutions by expanding its sales and marketing activities. The Company intends to continue building a direct sales force that is focused on selected vertical markets such as consumer goods manufacturers.

   General and Administrative. General and Administrative expenses (including the provision for doubtful accounts) decreased 16% in fiscal year 2000 to approximately $13.7 million from the prior year primarily due to a significant decrease in fiscal 2000 in the provision for doubtful accounts when compared to the prior period. The decrease can also be attributed to the Company's reduction in leased facilities and cost management policies that were put in place during the current fiscal period.

   Other Income. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiaries earnings. Other income decreased 50% to $1.7 million due primarily to a loss from minority interest, compared to fiscal year 1999 when there was a gain from minority interest. The decrease is also due to a lower average cash investment balance during the year.

   Income Taxes. The effective income tax rate in fiscal year 2000 was 0% of pretax income compared to 5% in fiscal year 1999.

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

   Software Licenses. The Company's license fee revenues decreased 42% in the fiscal year ended April 30, 1999 to $19.6 million compared to $33.5 million in the prior year. This decrease was primarily due to an overall enterprise application market slowdown for software purchases as a result of concerns over the Asian financial crises and the short-term emphasis on "Year 2000" compliance projects. License fees for the Logility Voyager Solutions software decreased 43% to $ 11.4 million in the fiscal year ended April 30, 1999 compared to $20.1 million in fiscal year 1998. Logility Voyager Solutions software constituted approximately 58% and 60% of license fee revenues in fiscal 1999 and fiscal 1998, respectively.

   Services. Services revenues, which consist primarily of consulting, custom programming, and network management services, increased 27% to $63.6 million in fiscal year 1999 from $50.1 million in fiscal year 1998. This increase was primarily due to increased consulting related to implementation and tailoring of new customers' software products, staffing services and network management services. Services revenues constituted 58% and 47% of total revenues in fiscal year 1999 and fiscal year 1998, respectively.

   Maintenance. Maintenance revenues, which consist of product support activities and on-going product enhancements provided to customers who license the Company's products and purchase maintenance agreements, increased 9% to $26.0 million in fiscal year 1999 compared to $23.8 million in fiscal year 1998, respectively. This increase was due to increased license fees in fiscal year 1998, as maintenance growth generally follows license fee revenues, which serve as the source of new maintenance customers. Maintenance revenues constituted 24% and 22% of total revenues in fiscal year ended April 30, 1999 and fiscal year ended April 30, 1998, respectively.

   Gross Margin:

   Total gross margin in fiscal 1999 was 41% compared to 54% in fiscal 1998. This decrease was primarily due to the decrease in the license fee margin from 76% in fiscal 1998 compared to 58% in fiscal 1999 as a result of lower license fee sales and higher capitalized software amortization expense during fiscal 1999. In addition, the services gross margin decreased to 29% in fiscal 1999 from 33% in the prior year due mainly to the switch from higher margin services work related to the "Year 2000" remediation work performed in fiscal year 1998 to lower margin services work being performed in fiscal 1999. Maintenance gross margin decreased to 60% for fiscal 1999 when compared to 68% in fiscal 1998. This reduction was due to slower than anticipated growth in maintenance revenue during fiscal 1999 combined with additional support efforts related to newer products introduced during fiscal year 1999.

   Operating Expenses:

   Research and Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                          Years Ended
                                                    --------------------------
                                                     April              April
                                                      30,      Percent   30,
                                                      1999     Change   1998
                                                    --------   ------- -------
   Gross product development costs................. $ 22,413       7 % $20,939
     Percentage of total revenues..................       21 %              20 %
   Less: capitalized development...................  (10,902)     24 %  (8,827)
     Percentage of gross prod. dev. Costs..........       49 %              42 %
                                                    --------     ---   -------
   Product development expenses.................... $ 11,511      (5)% $12,112
     Percentage of total revenues..................       11 %              11 %

   Gross product development costs increased 7% in fiscal 1999 compared to fiscal 1998 as a result of the Company's continued investment in new product development. Capitalized development increased by 24% in 1999, while the rate of capitalized development increased to 49% from 42% in fiscal year 1998 due to Company personnel spending more time on the development phase of projects that are currently capitalized. Product development expenses as a percentage of total revenues remained the same at 11% for fiscal years 1999 and 1998.

   Marketing and sales. Marketing and sales expenses increased 11% in fiscal year 1999 as a result of an increased sales force. As a percentage of total revenues, sales and marketing expenses were 26% for fiscal 1999 when compared to 24% for fiscal 1998.

   General and Administrative. General & Administrative (after expenses including provision for doubtful accounts) expenses increased 41% in 1999 to approximately $16.3 million in fiscal year 1998, primarily due to increased provision for doubtful account reserves, amortization expense related to goodwill from acquisitions and other general expenses. General & Administrative expenses as a percentage of total expenses was 15% in fiscal 1999 compared to 11% in the prior year.

   Charge for asset impairment and purchased R&D. The Company incurred a non-recurring charge against earnings of $26.6 million during fiscal year 1999. This charge was the result of: 1) the write-off of certain capitalized software development costs in the amount of $24.2 million, 2) purchased research and development expense of $1.8 million related to the acquisition of New Generation Computing, 3) an impaired asset write-off of $0.4 million and 4) restructuring charge of $0.2 million.

   Other Income. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary earnings. Other income decreased 10% to $3.4 million in 1999 compared to 1998 due primarily to a lower average cash investment balance during the year and a lower return on investments during the year when compared to the prior year, offset by income from minority loss.

   Income Taxes. The effective income tax rate in 1999 was 5% of pretax loss compared to 37% pretax income in fiscal 1998. This decrease was due to the fact that the Company experienced a net loss for the fiscal year 1999 and did not provide a deferred tax benefit for the charge for asset impairment and purchased research and development which was non-deductible. The income tax benefit was reduced by estimated liabilities for tax issues principally related to tax authority examinations and other matters.

Operating Pattern

   The Company experiences an irregular pattern of quarterly operating results, caused primarily by fluctuations in both the number and size of software license contracts received and delivered from quarter to quarter.

Liquidity And Capital Resources

   The Company's operating activities provided cash of approximately $13.8 million in the year ended April 30, 2000, compared to approximately $14.2 million in the same period of the prior year. The cash provided by operations during the year ended April 30, 2000, was primarily attributable to non-cash depreciation and amortization of $10 million, proceeds from the sale of trading securities of $7.9 million, proceeds from the maturities of trading securities of $3.5 million, an increase in accounts payable of $1.5 million, a decrease in accounts receivable of $697,000, minority interest in net earnings of subsidiary of $261,000 and grants of compensatory stock options of $208,000. This was partially offset by purchases of trading securities of $8.0 million, a net loss of $1.2 million, an increase in prepaid expenses of $508,000, a decrease in deferred revenue of $362,000 and a net gain on investments of $250,000. The cash provided by operations during the year ended April 30, 1999, was primarily attributable to a non-cash charge for asset impairment and purchased R&D of $26.4 million, non-cash depreciation and amortization expense of $11.8 million, a decrease in accounts receivable of $6.6 million, an increase in accounts payable of $5.6 million, proceeds from the sale of trading securities of $3.4 million, proceeds from the maturities of trading securities of $2.2 million and a decrease in prepaid expenses of $2.0 million. This was partially offset by a net loss of $32.8 million, a decrease in deferred income taxes of $5.4 million, purchases of trading securities of $3.5 million, decrease in deferred revenues of $1.6 million and minority interest in loss of subsidiary of $1.4 million.

   Cash used in investing activities was approximately $22.4 million and $1.6 million for the years ended April 30, 2000 and 1999, respectively. The majority of the cash was used for computer software development costs, purchases of held-to-maturities investments, purchases of property and equipment, purchase of common stock by subsidiary, purchase of majority investment in subsidiaries and minority investment and additional funding in business.

   Cash used in financing activities for fiscal year 2000 was approximately $43,000 compared to $5.5 million in fiscal year 1999. In fiscal year 2000, cash was used for the payment of capital lease obligations in the amount of $2.3 million, to purchase common stock of the Company in the amount of $1.3 million and for the repayment of long-term debt in the amount of $950,000. This was partially offset by the proceeds from the exercising of stock options in the amount of $4.4 million. In fiscal year 1999, cash was used for the purchase of common stock of the Company in the amount of $3.5 million and for the payment of capital lease obligations in the amount of $2.3 million.

   Days Sales Outstanding in accounts receivable were 70 days as of April 30, 2000 and April 30, 1999. The Company's current ratio was 1.9 to 1 and cash and investments totaled 39% of total assets at April 30, 2000 compared to a current ratio of 2.1 to 1 and cash and investments totaling 45% of total assets at April 30, 1999. The Company expects existing cash and investments, combined with cash generated from operations, to be sufficient to meet its operational needs in fiscal 2001. The Company may seek additional sources of capital to meet its growth objectives in the future. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

   On December 18, 1997, the Company's Board of Directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company's Class A common stock. On March 11, 1999, the Company's Board of Directors approved a resolution authorizing the Company to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of the Company's Class A common stock. This repurchase will be through open market purchases at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of the Company's common stock and management's assessment of the Company's liquidity and cash flow needs. Since the adoption of these resolutions, the Company has repurchased approximately 1.6 million shares of common stock at a cost of approximately $5.6 million as of April 30, 2000.

YEAR 2000 READINESS DISCLOSURE

   Products:

   The Company believes that its compliance and remediation efforts leading up to the Year 2000 were effective in preventing any material Year 2000 related problems. This belief is based on the fact that the Company has not received to date any report of Year 2000 related erroneous results or system failures in the software products it markets or in the software and hardware it utilizes internally. There may however, be residual problems related to the Year 2000 issue that could result in a decrease in the sales of software and services the Company provides, or an increase in litigation costs relating to losses suffered by the Company or its clients due to such problems.

   In the future, the Company may be subject to claims based on Year 2000 problems in its own products, as well as in others' products, and issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation involving its products or services related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or otherwise address claims based on Year 2000 issues. The costs of defending and resolving Year 2000 related disputes, and any liability of the Company for Year 2000 related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results, and financial condition.

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

   Internal Systems:

   The Company has completed 100% of its system evaluation and 100% of its remediation. While it appears that all internal systems are Year 2000 compliant, there is still a possibility of residual internal system problems related to the Year 2000 issue. The cost of correcting any residual problems on internal systems would probably not be material because we could use internal resources to correct potential problems.

   The Company utilizes third-party vendor equipment, telecommunication products and software products, all of which appear to be Year 2000 compliant. There may be residual problems related to the Year 2000 issue. The failure of any third party products may have a material adverse effect on business operations and could possibly cause the Company to expend resources to correct any problems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

   Foreign Currency. In the fiscal year ended April 30, 2000, the Company generated 7% of its revenues outside the United States. International sales usually are made by the Company's foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The effect of foreign exchange rate fluctuations on the Company in Fiscal 2000 was not material.

   Interest rates and other market risks. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by the Company's Board of Directors. These instruments are denominated in U.S. dollars. The fair value of securities at April 30, 2000 was approximately $31.3 million. Interest income on the Company's investments is carried in "Other income/(expense)."

   The Company also holds cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

   Many of the Company's investments carry a degree of interest rate risk. When interest rates fall, the Company's income from investments in variable-rate securities declines. When interest rates rise, the fair market value of the Company's investments in fixed-rate securities decreases. In addition, the Company's equity investments are subject to stock market volatility. Due in part to these factors, the Company's future investment income may fall short of expectations or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company attempts to mitigate risk by holding fixed-rate securities to maturity, but should its liquidity needs force it to sell fixed-rate securities prior to maturity, the Company may experience a loss of principal.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board "(FASB)" issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 will be effective for the Company beginning May 1, 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has not invested in derivative instruments nor participated in hedging activities and, therefore, does not anticipate there will be a material impact on the results of operations or financial position from Statement No. 133 or No. 138.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. We are required to adopt the provisions of SAB 101 in our fourth quarter of fiscal 2001. We are currently reviewing the provisions of SAB 101 and have not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry-specific revenue recognition guidance, which we believe we comply with, the SEC Staff has recently informally indicated its views related to SAB 101 that may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies, including us, recording a cumulative effect of a change in accounting principles retroactive to May 1, 2000.

Forward-Looking Statements

   The foregoing discussion contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors, including changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors, could affect the future performance of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Consolidated Balance Sheets as of April 30, 2000 and 1999.................  40

Consolidated Statements of Operations for the Years ended April 30, 2000,
 1999 and 1998............................................................  41

Consolidated Statements of Shareholders' Equity and Comprehensive Income
 for the Years ended April 30, 2000, 1999 and 1998........................  42

Consolidated Statements of Cash Flows for the Years ended April 30, 2000,
 1999 and 1998............................................................  43

Notes to the Consolidated Financial Statements............................  44

Independent Auditors' Report..............................................  60

                            AMERICAN SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                            April 30, 2000 and 1999

                                                              2000      1999
                                                            ---------  -------
                          ASSETS

Current assets:
  Cash and cash equivalents................................ $  12,910   21,567
  Investments--current.....................................    21,457   23,781
  Trade accounts receivable, less allowance for doubtful
   accounts of $1,739 in 2000 and $1,718 in 1999:
    Billed.................................................    15,233   17,534
    Unbilled...............................................     5,143    3,539
  Deferred income taxes....................................     1,975    1,294
  Prepaid expenses and other current assets................     2,099    1,759
                                                            ---------  -------
      Total current assets.................................    58,817   69,474
Investments--noncurrent....................................     9,878    3,516
Property and equipment, less accumulated depreciation......    18,614   18,920
Intangible assets, less accumulated amortization...........    23,391   16,248
Other assets...............................................     2,347    1,578
                                                            ---------  -------
                                                            $ 113,047  109,736
                                                            =========  =======

            LIABILITIES AND SHAREHOLDER' EQUITY

Current liabilities:
  Current portion of obligations under capital leases...... $   1,493    1,628
  Accounts payable.........................................     3,505    3,442
  Accrued compensation and related costs...................     4,545    4,995
  Income tax payable.......................................     3,122    3,220
  Other current liabilities................................     7,012    5,010
  Deferred revenue.........................................    15,936   16,298
                                                            ---------  -------
      Total current liabilities............................    35,613   34,593
Obligations under capital leases, net of current portion...       907      750
Long-term debt.............................................        --      950
Deferred income taxes......................................     1,975    1,294
                                                            ---------  -------
      Total liabilities....................................    38,495   37,587
                                                            ---------  -------
Minority interest..........................................     4,846    4,952
Shareholders' equity:
  Common stock:
    Class A, $.10 par value. Authorized 50,000,000 shares;
     issued 21,476,284 shares in 2000 and 19,469,405 shares
     in 1999...............................................     2,148    1,947
    Class B, $.10 par value. Authorized 10,000,000 shares;
     issued and outstanding 4,086,289 shares in 2000 and
     4,768,289 shares in 1999; convertible into Class A
     shares on a one-for-one basis.........................       409      477
    Additional paid-in capital.............................    65,241   60,368
    Other comprehensive income.............................       247      244
    Retained earnings......................................    19,165   20,408
    Class A treasury stock, 2,920,854 and 2,603,823 shares
     as of April 30, 2000 and 1999, respectively...........   (17,504) (16,247)
                                                            ---------  -------
      Total shareholders' equity...........................    69,706   67,197
Commitments and contingencies..............................
                                                            ---------  -------
                                                            $ 113,047  109,736
                                                            =========  =======

          See accompanying notes to consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                   Years ended April 30, 2000, 1999, and 1998

                                              2000         1999        1998
                                           -----------  ----------  ----------
Revenues:
  License fees...........................  $    20,572      19,602      33,548
  Services...............................       59,740      63,572      50,090
  Maintenance............................       25,198      26,003      23,834
                                           -----------  ----------  ----------
    Total revenues.......................      105,510     109,177     107,472
                                           -----------  ----------  ----------
Cost of revenues:
  License fees...........................        5,177       8,254       8,182
  Services...............................       45,999      45,344      33,439
  Maintenance............................        9,750      10,337       7,642
                                           -----------  ----------  ----------
    Total cost of revenues...............       60,926      63,935      49,263
                                           -----------  ----------  ----------
Research and development costs...........       20,121      22,413      20,939
Less capitalizable software..............      (10,446)    (10,902)     (8,827)
Sales and marketing expense..............       23,985      28,859      25,915
General and administrative expenses......       13,365      14,427      11,354
Provision for doubtful accounts..........          385       1,880         176
Charge for asset impairment and purchased
 R&D.....................................           --      26,563          --
                                           -----------  ----------  ----------
Operating earnings (loss)................       (2,826)    (37,998)      8,652
Other income (expense):
  Interest income........................        2,135       2,094       2,001
  Minority interest......................         (261)      1,396        (488)
  Other, net.............................         (140)        (75)      2,278
                                           -----------  ----------  ----------
Earnings (loss) before income taxes......       (1,092)    (34,583)     12,443
Income tax expense (benefit).............          150      (1,766)      4,648
                                           -----------  ----------  ----------
Net earnings (loss)......................  $    (1,242)    (32,817)      7,795
                                           ===========  ==========  ==========
Net earnings (loss) per common share:
  Basic..................................  $     (0.06)      (1.48)       0.34
                                           ===========  ==========  ==========
  Diluted................................  $     (0.06)      (1.48)       0.32
                                           ===========  ==========  ==========
Shares used in the calculation of net
 earnings (loss) per common share:
  Basic..................................   21,721,636  22,230,656  22,667,283
                                           ===========  ==========  ==========
  Diluted................................   21,721,636  22,230,656  24,414,515
                                           ===========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                   Years ended April 30, 2000 1999, and 1998

                                Common Stock
                  -----------------------------------------               Accumulated
                         Class A             Class B         Additional      other                                   Total
                  --------------------- -------------------   paid-in    comprehensive  Retained     Treasury    shareholders'
                    Shares     Amount    Shares     Amount    capital       income      earnings       stock        equity
                  ---------- ---------- ---------  --------  ----------  ------------- -----------  -----------  -------------
Balance at April
 30, 1997.......  18,972,926 $1,897,294 4,815,289  $481,529  31,317,194       9,800     45,429,506  (11,973,776)   67,161,547
Proceeds from
 issuance of
 Logility, Inc.
 subsidiary
 common stock...         --         --        --        --   33,152,201         --             --           --     33,152,201
Minority
 interest
 resulting from
 issuance of
 subsidiary
 common stock...         --         --        --        --   (6,969,866)        --             --           --     (6,969,866)
Proceeds from
 stock options
 exercised at
 $2.75 to $7.13
 per share and
 other stock
 option
 transactions...     379,830     37,983       --        --    1,160,004         --             --           --      1,197,987
Conversion of
 Class B shares
 into Class A
 shares.........      17,000      1,700   (17,000)   (1,700)        --          --             --           --            --
Grants of
 compensatory
 stock options..         --         --        --        --       11,586         --             --           --         11,586
Repurchase of
 98,900 Class A
 shares.........         --         --        --        --          --          --             --      (794,953)     (794,953)
Repurchase of
 205,300
 Logility, Inc.
 common shares..         --         --        --        --   (1,882,149)        --             --           --     (1,882,149)
Decrease in
 minority
 interest in
 subsidiary,
 resulting from
 purchase of
 stock..........         --         --        --        --      866,836         --             --           --        866,836
Issuance of 724
 Class A shares
 under Dividend
 Reinvestment
 and Stock
 Purchase Plan..         --         --        --        --          --          --             --         8,000         8,000
Net earnings....         --         --        --        --          --          --       7,795,281          --      7,795,281
Translation
 adjustments....         --         --        --        --          --      263,768            --           --        263,768
Comprehensive
 income for
 fiscal 1998....
                  ---------- ---------- ---------  --------  ----------     -------    -----------  -----------   -----------
Balance at April
 30, 1998.......  19,369,756  1,936,977 4,798,289   479,829  57,655,806     273,568     53,224,787  (12,760,729)  100,810,238
Revised
 presentation on
 purchase of
 Logility shares
 from minority
 interest.......         --         --        --        --    1,882,149         --             --           --      1,882,149
Proceeds from
 stock options
 exercised at
 $2.22 to $6.50
 per share and
 other stock
 option
 transactions...      69,649      6,963       --        --      222,126         --             --           --        229,089
Conversion of
 Class B shares
 into Class A
 shares.........      30,000      3,000   (30,000)   (3,000)        --          --             --           --            --
Grants of
 compensatory
 stock options..         --         --        --        --       24,319         --             --           --         24,319
Repurchase of
 1,179,000 Class
 A shares.......         --         --        --        --          --          --             --    (3,509,729)   (3,509,729)
Issuance of
 3,604 Class A
 shares under
 Dividend
 Reinvestment
 and Stock
 Purchase Plan..         --         --        --        --          --          --             --        23,316        23,316
Decrease in
 minority
 interest in
 subsidiary,
 resulting from
 purchase of
 stock..........         --         --        --        --      583,500         --             --           --        583,500
Net loss........         --         --        --        --          --          --     (32,817,060)         --    (32,817,060)
Translation
 adjustments....         --         --        --        --          --      (28,656)           --           --        (28,656)
Comprehensive
 income for
 fiscal 1999....
                  ---------- ---------- ---------  --------  ----------     -------    -----------  -----------   -----------
Balance at April
 30, 1999.......  19,469,405  1,946,940 4,768,289   476,829  60,367,900     244,912     20,407,727  (16,247,142)   67,197,166
Proceeds from
 stock options
 exercised......   1,321,995    132,200       --        --    4,288,933         --             --           --      4,421,133
Conversion of
 Class B shares
 into Class A
 shares.........     682,000     68,200  (682,000)  (68,200)        --          --             --           --            --
Noncash stock
 compensation...         --         --        --        --      208,217         --             --           --        208,217
Repurchase of
 321,562 Class A
 shares.........         --         --        --        --          --          --             --    (1,256,427)   (1,256,427)
Issuance of
 2,884 Class A
 shares under
 Dividend
 Reinvestment
 and Stock
 Purchase Plan..       2,884        288       --        --        9,753         --             --           --         10,041
Decrease in
 minority
 interest in
 subsidiary,
 resulting from
 purchase of
 stock..........         --         --        --        --      366,325         --             --           --        366,325
Net loss........         --         --        --        --          --          --      (1,242,778)         --     (1,242,778)
Translation
 adjustments....         --         --        --        --          --        1,997            --           --          1,997
Comprehensive
 income for
 fiscal 2000....
                  ---------- ---------- ---------  --------  ----------     -------    -----------  -----------   -----------
Balance at April
 30, 2000.......  21,476,284 $2,147,628 4,086,289  $408,629  65,241,128     246,909     19,164,949  (17,503,569)   69,705,674
                  ---------- ---------- ---------  --------  ----------     -------    -----------  -----------   -----------
                  Comprehensive
                     income
                  --------------
Balance at April
 30, 1997.......
Proceeds from
 issuance of
 Logility, Inc.
 subsidiary
 common stock...
Minority
 interest
 resulting from
 issuance of
 subsidiary
 common stock...
Proceeds from
 stock options
 exercised at
 $2.75 to $7.13
 per share and
 other stock
 option
 transactions...
Conversion of
 Class B shares
 into Class A
 shares.........
Grants of
 compensatory
 stock options..
Repurchase of
 98,900 Class A
 shares.........
Repurchase of
 205,300
 Logility, Inc.
 common shares..
Decrease in
 minority
 interest in
 subsidiary,
 resulting from
 purchase of
 stock..........
Issuance of 724
 Class A shares
 under Dividend
 Reinvestment
 and Stock
 Purchase Plan..
Net earnings....  $  7,795,281
Translation
 adjustments....       263,768
                  --------------
Comprehensive
 income for
 fiscal 1998....  $  8,059,049
                  ==============
Balance at April
 30, 1998.......
Revised
 presentation on
 purchase of
 Logility shares
 from minority
 interest.......
Proceeds from
 stock options
 exercised at
 $2.22 to $6.50
 per share and
 other stock
 option
 transactions...
Conversion of
 Class B shares
 into Class A
 shares.........
Grants of
 compensatory
 stock options..
Repurchase of
 1,179,000 Class
 A shares.......
Issuance of
 3,604 Class A
 shares under
 Dividend
 Reinvestment
 and Stock
 Purchase Plan..
Decrease in
 minority
 interest in
 subsidiary,
 resulting from
 purchase of
 stock..........
Net loss........  $(32,817,060)
Translation
 adjustments....       (28,656)
                  --------------
Comprehensive
 income for
 fiscal 1999....  $(32,845,716)
                  ==============
Balance at April
 30, 1999.......
Proceeds from
 stock options
 exercised......
Conversion of
 Class B shares
 into Class A
 shares.........
Noncash stock
 compensation...
Repurchase of
 321,562 Class A
 shares.........
Issuance of
 2,884 Class A
 shares under
 Dividend
 Reinvestment
 and Stock
 Purchase Plan..
Decrease in
 minority
 interest in
 subsidiary,
 resulting from
 purchase of
 stock..........
Net loss........    (1,242,778)
Translation
 adjustments....         1,997
                  --------------
Comprehensive
 income for
 fiscal 2000....  $ (1,240,781)
                  ==============
Balance at April
 30, 2000.......

                            AMERICAN SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                   Years ended April 30, 2000, 1999, and 1998

                                                    2000      1999      1998
                                                  --------  --------  --------
Cash flows from operating activities:
  Net earnings (loss)............................ $ (1,242) $(32,817) $  7,795
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
    Charge for asset impairment and purchased
     R&D.........................................      --     26,389       --
    Depreciation and amortization................   10,034    11,846    11,652
    Net loss (gain) on investments...............     (250)      833    (4,916)
    Loss on disposal of property.................       73       --        258
    Minority interest in net (loss) earnings of
     subsidiary..................................      261    (1,396)      488
    Grants of compensatory stock options.........      208        24        12
    Deferred income taxes........................      --     (5,437)    4,298
    Changes in operating assets and liabilities:
      Purchases of trading securities............   (7,998)   (3,471)   (3,267)
      Proceeds from sale of trading securities...    7,894     3,421     6,478
      Proceeds from maturities of trading
       securities................................    3,455     2,152     2,334
      Accounts receivable........................      697     6,641    (5,912)
      Prepaid expenses and other current assets..     (508)    2,025      (581)
      Accounts payable and other current
       liabilities...............................    1,517     5,610    (3,638)
      Deferred revenue...........................     (362)   (1,641)    3,565
                                                  --------  --------  --------
        Net cash provided by operating
         activities..............................   13,779    14,179    18,566
                                                  --------  --------  --------
Cash flows from investing activities:
  Capitalized software development costs.........  (10,446)  (10,902)   (8,827)
  Purchased software.............................     (603)      (93)     (593)
  Purchase of majority interest in subsidiaries,
   net of cash received..........................     (658)   (1,929)      --
  Minority investment and additional funding in
   business......................................     (601)     (857)     (115)
  Purchases of property and equipment............   (2,178)   (1,647)   (2,640)
  (Purchases) sales of investments, net..........   (7,139)   15,534   (29,605)
  Purchases of common stock by subsidiary........     (768)   (1,660)   (1,882)
                                                  --------  --------  --------
        Net cash used in investing activities....  (22,393)   (1,554)  (43,662)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of Logility, Inc.
   Subsidiary common stock.......................      --        --     33,152
  Repayment of long-term debt....................     (950)      --        --
  Payments of capital lease obligations..........   (2,268)   (2,266)   (1,580)
  Repurchases of common stock....................   (1,256)   (3,510)     (787)
  Proceeds from Dividend Reinvestment Plan.......       10        23       --
  Proceeds from exercise of stock options........    4,421       229     1,198
                                                  --------  --------  --------
        Net cash (used in) provided by financing
         activities..............................      (43)   (5,524)   31,983
                                                  --------  --------  --------
        Net change in cash and cash equivalents..   (8,657)    7,101     6,887
Cash and cash equivalents at beginning of year...   21,567    14,466     7,579
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 12,910  $ 21,567  $ 14,466
                                                  ========  ========  ========
  Income taxes................................... $    248  $    219  $    161
                                                  ========  ========  ========
  Interest....................................... $    106  $    226  $    104
                                                  ========  ========  ========
Supplemental disclosures of noncash operating,
 investing, and financing activities:
  Net assets acquired............................ $    --   $  2,579  $    --
  Assumption of capital lease obligations for
   property and equipment........................ $  2,289  $  1,941  $    990
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 2000, 1999, and 1998

(1) Summary of Significant Accounting Policies

 (a) Basis of Presentation

   The consolidated financial statements include the accounts of American Software, Inc., its wholly owned subsidiaries, and its majority-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

   The Company is engaged in the development, marketing, and support activities of a broad range of computer business application software. The Company's operations are principally in the computer software industry with a network management services business.

 (b) Revenue Recognition

   The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions.

   License. License revenues in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific evidence exists to defer any revenue related to undelivered elements of the arrangement.

   Maintenance. Maintenance fees are generally billed annually in advance and the resulting revenues are recognized ratably over the term of the maintenance agreement.

   Services. Revenues derived from services primarily include consulting, implementation, and training. Fees are billed under both time and materials and fixed fee arrangements and are recognized as services are performed

   The percentage-of-completion method of accounting is utilized to recognize revenue on products under development for fixed amounts. Progress under the percentage-of-completion method is measured based on management's best estimate of the cost of work completed in relation to the total cost of work to be performed under the contract. Any estimated losses on products under development for fixed amounts are immediately recognized in the consolidated financial statements.

   Deferred Revenues. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized.

 (c) Cash and Cash Equivalents

   The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At April 30, 2000, $3.2 million of commercial paper and $6.0 million in money market funds, stated at fair value, were included in cash equivalents.

 (d) Investments

   Investments at April 30, 2000 and 1999 consist of money market funds, debt securities, and marketable equity securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Pursuant to the provisions of SFAS 115, the Company has classified its investment portfolio as "trading" and "held-to-maturity" in 2000 and 1999. "Trading" securities are bought and held principally for the purpose of

                            AMERICAN SOFTWARE, INC.

                         April 30, 2000, 1999, and 1998


selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings. "Held-to-maturity" investments are recorded at amortized cost. No adjustment is made for unrealized gains and losses on held-to-maturity investments.

 (e) Property and Equipment

   Property and equipment are recorded at cost. Depreciation of buildings, computer equipment, and office furniture and equipment is calculated using the straight-line method based upon estimated useful lives of 30 years, three to five years, and five years, respectively. Assets held under capital leases and leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

 (f) Intangible Assets

   Capitalized Computer Software Development Costs. The Company capitalizes certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

   Purchased Computer Software Costs, Goodwill, and Other Intangible
Assets. Purchased computer software costs, goodwill, and other intangibles are amortized on a straight-line basis over the expected periods to be benefited, generally three to seven years. The Company evaluates the recoverability of these intangible assets at each period-end using the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such an evaluation indicates a potential impairment, the Company uses the fair value to determine the amount of these intangible assets that should be written off. During 2000, goodwill additions of $658,000 and $768,000 relate to the purchase of additional interests in New Generation Computing and Logility, Inc., respectively.

                            AMERICAN SOFTWARE, INC.

                         April 30, 2000, 1999, and 1998


   Total Expenditures, Amortization, and Write-offs. Total expenditures for capitalized computer software development costs, total research and development expense, total amortization of capitalized computer software development costs, total amortization of purchased computer software costs and write-off of capitalized computer software costs are as follows:

                                                         Years ended April 30,
                                                         ---------------------
                                                          2000    1999   1998
                                                         ------- ------ ------
                                                            (in thousands)
   Total capitalized computer software development
    costs............................................... $10,446 10,902  8,827
   Total research and development expense...............   9,675 11,511 12,112
                                                         ------- ------ ------
   Total research and development expense and
    capitalized computer software development costs..... $20,121 22,413 20,939
                                                         ======= ====== ======
   Total amortization of capitalized computer software
    development costs................................... $ 3,632  6,104  6,706
                                                         ======= ====== ======
   Total amortization of purchased computer software
    costs and goodwill.................................. $   346    924    560
                                                         ======= ====== ======
   Write-off of capitalized software costs as a result
    of net realizable value analyses.................... $   --  24,152    --
                                                         ======= ====== ======

 (h) Income Taxes

   The Company accounts for income taxes using the asset and liability method of SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (i) Net Earnings (Loss) Per Common Share

   On January 31, 1998, the Company adopted SFAS No. 128, Earnings Per Share, which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings (loss) per common share available to common shareholders are based on the weighted-average number of Class A and B common shares outstanding, since the Company considers the two classes of common stock as one class for the purposes of the per share computation. Diluted earnings (loss) per common share available to common shareholders are based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options. All prior period net earnings (loss) data presented in these consolidated financial statements have been restated to conform to the provisions of SFAS 128.

                            AMERICAN SOFTWARE, INC.

                         April 30, 2000, 1999, and 1998


   The numerator in calculating both basic and diluted earnings (loss) per common share for each year is the same as net income (loss). The denominator is based on the following number of common shares:

                                                     Years ended April 30,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
                                                        (in thousands)
   Common Shares:
   Weighted average common shares outstanding:
    Class A shares................................   17,016    17,463   17,869
    Class B shares................................    4,706     4,768    4,798
                                                   --------  --------  -------
   Basic weighted average common shares
    outstanding...................................   21,722    22,231   22,667
                                                   ========  ========  =======

   Dilutive effect of outstanding Class A common
    stock options outstanding.....................      --        --     1,747
                                                   ========  ========  =======
   Total..........................................   21,722    22,231   24,414
                                                   ========  ========  =======

   Net earnings (loss)............................ $ (1,242) $(32,817) $ 7,795


   Net earnings (loss) per common share:
    Basic......................................... $   (.06) $  (1.48) $   .34
                                                   ========  ========  =======
    Diluted....................................... $   (.06) $  (1.48) $   .32
                                                   ========  ========  =======

   For the years ended April 30, 2000 and April 30, 1999 approximately 2,746,451 and 3,418,796 stock options, respectively, were excluded from the computation of diluted earnings (loss) per share because they were antidilutive.

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

 (k) Impairment of Long-Lived Assets

   The Company accounts for impairment of long-lived assets using SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those related to discontinued operations, be reported at the lower of carrying amount or fair value less cost to sell. The Company's adoption of SFAS No. 121 did not have an impact on its consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

                        April 30, 2000, 1999, and 1998


 (l) Stock Compensation Plans

   The Company applies the intrinsic-value-based method of accounting for its nonvariable stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and related interpretations. As such, compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

 (m) Sales of Subsidiary Stock

   The Company has elected to record gains and losses from sales of subsidiary stock as a component of equity.

 (n) Reclassifications

   Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the presentation adopted in 2000.

 (o) Comprehensive Income

   On May 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statements of shareholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

(2) Investments

   Investments consist of the following:

                                                                    April 30,
                                                                  --------------
   Trading                                                         2000    1999
   -------                                                        ------- ------
                                                                  (in thousands)
   Debt securities:
     U.S. Treasury securities.................................... $   579    606
     Tax-exempt state and municipal bonds........................   5,865  5,585
                                                                  ------- ------
       Total debt securities.....................................   6,444  6,191
   Equity securities.............................................   3,729  7,082
                                                                  ------- ------
                                                                  $10,173 13,273
                                                                  ======= ======

                                                            April 30, 2000
                                                      --------------------------
                                                                      Unrealized
                                                      Carrying  Fair     gain
   Held-to-maturity                                    value   value    (loss)
   ----------------                                   -------- ------ ----------
                                                            (in thousands)
   Government securities............................. $ 2,480   2,472     (8)
   Commercial paper..................................   7,958   7,988     30
   Corporate bonds...................................  10,724  10,701    (23)
                                                      -------  ------    ---
                                                      $21,162  21,161     (1)
                                                      =======  ======    ===

                            AMERICAN SOFTWARE, INC.

                         April 30, 2000, 1999, and 1998

                                                            April 30, 1999
                                                      --------------------------
                                                                      Unrealized
                                                      Carrying  Fair     gain
   Held-to-maturity                                    value   value    (loss)
   ----------------                                   -------- ------ ----------
                                                            (in thousands)
   Commercial paper.................................. $ 5,229   5,236      7
   Corporate bonds...................................   8,795   8,780    (15)
                                                      -------  ------    ---
                                                      $14,024  14,016     (8)
                                                      =======  ======    ===

   The total carrying value of all investments on a consolidated basis was $31,335,000 and $27,297,000 at April 30, 2000 and 1999, respectively, of which
$9,878,000 mature beyond April 30, 2001 and are classified non-current accordingly.

   In 2000, 1999, and 1998, the Company's investment portfolio of trading securities experienced net unrealized holding gains (losses) of approximately ($1,415,642), ($878,000), and $2,244,000 respectively, which have been included in other income, net in the 2000, 1999, and 1998 consolidated statements of operations.

   At April 30, 2000, 97% of the tax-exempt state and municipal bonds related to state and municipal governments and authorities in Georgia.

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

(4) Property and Equipment

   Property and equipment consist of the following at April 30, 2000 and 1999 (in thousands):

                                                                   2000    1999
                                                                  ------- ------
   Buildings and leasehold improvements.......................... $20,982 20,670
   Computer equipment............................................  32,387 28,936
   Office furniture and equipment................................   4,742  4,573
                                                                  ------- ------
                                                                   58,111 54,179
   Less accumulated depreciation and amortization................  39,497 35,259
                                                                  ------- ------
                                                                  $18,614 18,920
                                                                  ======= ======

                            AMERICAN SOFTWARE, INC.

                         April 30, 2000, 1999, and 1998


(5) Intangible Assets

   Intangible assets consist of the following at April 30, 2000 and 1999 (in thousands):

                                                                   2000    1999
                                                                  ------- ------
   Capitalized computer software development costs............... $56,666 46,472
   Purchased computer software costs.............................   6,956  6,356
   Goodwill......................................................   6,395  4,969
                                                                  ------- ------
                                                                   70,017 57,797
   Less accumulated amortization.................................  46,626 41,549
                                                                  ------- ------
                                                                  $23,391 16,248
                                                                  ======= ======

(6) Income Taxes

   Income tax expense (benefit) consists of the following:

                                                             Years ended April
                                                                    30,
                                                             -------------------
                                                             2000   1999   1998
                                                             ----- ------  -----
                                                               (in thousands)
   Current:
     Federal................................................ $ --   3,453    150
     State..................................................   150    218    200
                                                             ----- ------  -----
                                                              $150  3,671    350
                                                             ----- ------  -----
   Deferred:
     Federal................................................ $ --  (4,862) 3,838
     State..................................................   --    (575)   460
                                                             ----- ------  -----
                                                               --  (5,437) 4,298
                                                             ----- ------  -----
                                                             $ 150 (1,766) 4,648
                                                             ===== ======  =====

   The Company's effective income tax rate of 12%, 5%, and 37% for the years ended April 30, 2000, 1999, and 1998, respectively, differs from the "expected" income tax expense (benefit) for those years calculated by applying the Federal statutory rate of 34% to earnings (loss) before income taxes as follows:

                                                          Years ended April
                                                                 30,
                                                         ---------------------
                                                         2000    1999    1998
                                                         -----  -------  -----
                                                           (in thousands)
   Computed "expected" income tax expense (benefit)..... $(371) (11,758) 4,231
   Increase (decrease) in income taxes resulting from:
     State income taxes, net of Federal income tax
      effect............................................    57     (235)   504
     Foreign taxes......................................   --       650    --
     Tax-exempt interest income.........................   (64)    (161)  (250)
     Change in the beginning-of-the year balance of the
      valuation allowance for deferred tax assets
      allocated to income tax benefit...................   404    4,416    --
     Gain on investments not recognized for tax
      purposes..........................................   --       --     163
     Estimated liabilities..............................   --     3,020    --
     Permanent differences..............................   179    1,310    --
     Other..............................................   (55)     992    --
                                                         -----  -------  -----
                                                         $ 150   (1,766) 4,648
                                                         =====  =======  =====

                            AMERICAN SOFTWARE, INC.

                         April 30, 2000, 1999, and 1998


   Estimated liabilities for tax issues principally relate to tax authority examinations and other matters. Permanent differences are primarily derived from non-deductible in-process research and development charges and amortization of goodwill.

   The significant components of deferred income tax expense attributable to earnings (loss) before income taxes for the years ended April 30, 2000, 1999, and 1998 are as follows:

                                                          Years ended April
                                                                 30,
                                                          --------------------
                                                          2000    1999   1998
                                                          -----  ------  -----
                                                            (in thousands)
   Deferred tax (benefit) expense........................ $(404) (9,853) 4,293
   Increase in beginning-of-the year balance of the
    valuation allowance for deferred tax assets..........   404   4,416    --
                                                          -----  ------  -----
                                                          $ --   (5,437) 4,293
                                                          =====  ======  =====

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2000 and 1999, are presented as follows:

                                                                April 30,
                                                              ---------------
                                                               2000     1999
                                                              -------  ------
                                                              (in thousands)
   Deferred tax assets:
     Expenses, due to accrual for financial reporting
      purposes............................................... $ 2,565   1,677
     Accounts receivable, due to allowance for doubtful
      accounts...............................................     674     690
     Compensation expense related to grants of nonqualified
      stock options..........................................     175     189
     Net operating loss carryforwards........................   8,838   7,523
     Foreign tax credit carryforwards........................     777     777
     Intangible asset amortization...........................     922     922
     Other...................................................     718     720
                                                              -------  ------
       Total gross deferred tax assets.......................  14,669  12,498
     Less valuation allowance................................  (6,800) (6,396)
                                                              -------  ------
       Net deferred tax assets...............................   7,869   6,102
                                                              -------  ------
   Deferred tax liabilities:
     Capitalized computer software development costs.........  (4,976) (4,396)
     Property and equipment, primarily due to differences in
      depreciation...........................................  (1,629)   (584)
     Gain on investments not recognized for tax purposes.....  (1,196) (1,012)
     Other...................................................     (68)   (110)
                                                              -------  ------
       Total gross deferred tax liabilities..................  (7,869) (6,102)
                                                              -------  ------
       Net deferred tax liability............................ $   --      --
                                                              =======  ======

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at April 30, 2000 and 1999.

                            AMERICAN SOFTWARE, INC.

                         April 30, 2000, 1999, and 1998


   At April 30, 2000, the Company has net operating loss carry forwards for federal income tax purposes of approximately $23.0 million which are available to offset future federal taxable income, if any, through 2020. In addition, the Company has foreign tax credit carry forwards for federal income tax purposes of approximately $777,000 which are available to offset future federal income taxes pursuant to the income tax laws. Such credits expire in varying amounts through 2002.

(7) Acquisitions

   In July 1998, the Company purchased an 80% interest in New Generation Computing ("NGC"), a company which specializes in accounting and manufacturing control software for the sewn goods industry (apparel, handbags, shoes, hats, etc.). This investment was accounted for based on the purchase accounting method with the results of operations included from the date of acquisition. Of the $2.6 million purchase price, the Company acquired $1.2 million in current assets, $1.8 million in liabilities (including long-term debt of $950,000) and purchased research and development of $1.8 million which was expensed upon acquisition. The related goodwill of $1.4 million is being amortized over a seven-year period. During fiscal year 2000, the Company purchased an additional 7% interest in NGC for $658,000.

   In January 1996, the Company acquired a 60% interest in Intellimedia Commerce, Inc., a company which builds and maintains systems for commerce on the Internet, for $850,000. In April 1998, the Company acquired an additional 3% interest in Intellimedia for $115,000. To maintain its majority ownership interest, the Company invested an additional $367,500 and $166,450 in fiscal year 2000 and fiscal year 1999, respectively. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. The related minority interest is not significant.

(8) Long-term Debt

   During 1999, long-term debt was assumed in the acquisition of New Generation Computing and consisted of several notes payable for an aggregate amount of $950,000. The balance was paid in full during fiscal year 2000.

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

                            AMERICAN SOFTWARE, INC.

                         April 30, 2000, 1999, and 1998


Employee Stock Purchase Plan

   In December 1998 the Company began an Employee Stock Purchase Plan that offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined, pursuant to the Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, full-time employees, except persons owning 5% or more of the Company's common stock, are eligible to participate after one month of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan up to a maximum of $15,000 per year. During the fiscal year ended April 30, 2000, shares issued under the Purchase Plan were 42,641.

   In November 1998, Logility, Inc., a subsidiary of the Company, began an Employee Stock Purchase Plan that offers employees the right to purchase shares of Logility's common stock at 85% of the market price, as defined, pursuant to the Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, full-time employees, except persons owning 5% or more of Logility's common stock, are eligible to participate after one month of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan up to a maximum of $15,000 per year. A maximum of 200,000 shares of common stock may be purchased under the Purchase Plan. Common stock is purchased in the open market on behalf of the participants. The Company contributes to the purchase price in order to provide for the 15% discount to market price. During the fiscal year ended April 30, 2000, shares issued under the Purchase Plan were 23,361.

Stock Option Plans

   In fiscal 1992, the Company discontinued issuing options under its Incentive Stock Option Plan and its Nonqualified Stock Option Plan. There were 9,400 options outstanding under these plans at April 30, 2000. These plans were replaced with the 1991 Employee Stock Option Plan ("1991 Plan") and the Director and Officer Stock Option Plan ("D and O Plan"). Under the 1991 Plan, the Board of Directors is authorized to grant key employees options to purchase up to 3.6 million shares of Class A common stock, plus any shares granted under the terminated plans that terminate or expire without being wholly exercised.

   These options vest in four equal annual installments commencing one year from the effective date of grant. All options must be exercised within ten years of the effective date of grant, but will expire sooner if the optionee's employment terminates. Under the D and O Plan, the Board of Directors is authorized to grant directors and officers options to purchase up to 1.6 million shares of Class A common stock. These options typically are exercisable based upon the terms of such options up to 10 years after the date of grant, but will expire sooner if the optionee's employment terminates. Additionally, both the 1991 Plan and D and O Plan can issue either incentive stock options or nonqualified stock options. Both the 1991 Plan and D and O Plan will terminate on May 13, 2001.

   On August 26, 1999, the Company amended the 1991 Plan to increase the number of authorized options from 3.6 million to 4.6 million. The Company also modified the 1991 Plan on February 14, 2000 to allow the exercise of options beyond the initial three-month allowance from the termination date of an option holder's employment, but not to exceed 10 years, for retired employees, as defined, or any employee as designated by the Board of Directors at its sole discretion. This right was granted to certain employees during 2000 and created a compensation charge of $208,000 for the difference between the original exercise price of the option and the fair market value of the Company's common stock at the date of grant.

   Incentive and nonqualified options exercisable at April 30, 2000 are 438,879 and 305,000 shares, respectively. Options available for grant at April 30, 2000, for the 1991 Plan and D and O Plan, are 424,907 and 991,313 shares, respectively.

                            AMERICAN SOFTWARE, INC.

                         April 30, 2000, 1999, and 1998


   Effective August 7, 1997, Logility Inc., a subsidiary of the Company, adopted the Logility, Inc. 1997 Stock Plan ("Subsidiary Stock Plan"). The Subsidiary Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of Logility, Inc. The Subsidiary Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1.2 million shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights ("SARs"), as defined, may be granted under the Subsidiary Stock Plan. The Stock Plan further limits stock option grants by providing that the number of outstanding option shares, when added to the outstanding shares held by shareholders other than American Software, may not exceed 20% of the issued and outstanding shares, if it were assumed that all of the stock options were exercised. As of April 2000, this limitation resulted in a maximum aggregate number of option shares that had been exercised, were outstanding or were available for grant of 817,878 shares. The options and SARs generally vest over a four-year period. The terms of the options generally are for ten years, and the terms of the SARs generally are for five years.

   The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below: (including amount for Subsidiary Stock Plan).

                                                         Years ended April 30,
                                                         -----------------------
                                                          2000     1999    1998
                                                         -------  -------  -----
                                                            (in thousands,
                                                           except per share
                                                                 data)
   Net earnings (loss):
     As reported........................................ $(1,242) (32,817) 7,795
     Pro forma..........................................  (5,154) (36,076) 4,721

   Diluted earnings (loss) per share:
     As reported........................................    (.06)   (1.48)   .32
     Pro forma..........................................    (.23)   (1.62)   .19

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                          2000    1999    1998
                                                         ------- ------- -------
   Dividend yield.......................................      0%      0%      0%
   Expected volatility..................................  104.9%   85.9%   62.1%
   Risk-free interest rate..............................    5.6%    5.6%    5.6%
   Expected life........................................ 8 years 8 years 8 years

                            AMERICAN SOFTWARE, INC.

                         April 30, 2000, 1999, and 1998


   A summary of the status of the Company's stock option plans as of April 30, 2000, 1999, and 1998, and changes during the years ended on those dates is presented below:

                                  2000                  1999                 1998
                          --------------------- --------------------- --------------------
                                      Weighted-             Weighted-            Weighted-
                                       average               average              average
     Fixed options          Shares      price     Shares      price    Shares      price
     -------------        ----------  --------- ----------  --------- ---------  ---------
Outstanding at beginning
 of year................   3,418,796    $3.10    3,283,204    $4.84   2,990,234    $3.75
Granted.................   1,116,650     4.80    2,756,668     3.13   1,079,325     7.34
Exercised...............  (1,321,995)    3.25      (69,649)    3.29    (379,830)    3.18
Forfeited/canceled......    (467,000)    2.94   (2,551,427)    5.39    (406,525)    4.91
                          ----------            ----------            ---------
Outstanding at April 30,
 2000...................   2,746,451     3.76    3,418,796     3.10   3,283,204     4.84
                          ==========            ==========            =========
Options exercisable at
 year-end...............     743,879             1,410,227            1,347,694
                          ==========            ==========            =========
Weighted-average fair
 value of options
 granted during the
 year...................  $     4.38            $     1.43            $    5.56
                          ==========            ==========            =========

   The following table summarizes information about fixed stock options outstanding at April 30, 2000:

                              Options outstanding                      Options exercisable
                ------------------------------------------------ -------------------------------
                    Number
    Range of    outstanding at Weighted-average                      Number
    exercise      April 30,       remaining     Weighted-average exercisable at Weighted-average
     prices          2000      contractual life  exercise price  April 30, 2000  exercise price
    --------    -------------- ---------------- ---------------- -------------- ----------------
    $1.69-3.38    2,100,088          7.7             $2.79          411,791          $2.76
     3.38-6.75      315,588          7.2              4.50          163,513           4.69
    6.75-13.50      330,775          8.6              9.20          168,575          11.07
                  ---------                                         -------
                  2,746,451          7.8             $3.76          743,879          $5.07
                  =========                          =====          =======          =====

   A summary of the status of the Subsidiary's Stock Plan as of April 30, 2000 and 1999, and changes during the years then ended is presented below:

                                 2000                1999               1998
                          ------------------- ------------------- ------------------
                                    Weighted-           Weighted-          Weighted-
                                     average             average            average
     Fixed options         Shares     price    Shares     price   Shares     price
     -------------        --------  --------- --------  --------- -------  ---------
Outstanding at beginning
 of year................   555,446    $4.22    262,070   $12.96       --    $  --
Granted.................   415,400     5.04    600,130     2.93   267,890    12.97
Exercised...............   (43,454)    2.88        --       --        --       --
Forfeited/canceled......  (163,303)    4.28   (306,754)    8.78    (5,820)   13.67
                          --------            --------            -------
Outstanding at year
 end....................   764,089     4.73    555,446     4.22   262,070    12.96
                          ========    =====   ========   ======   =======   ======
Options exercisable at
 year end...............   126,438     6.17     28,150    11.76    16,000    13.22
                          ========    =====   ========   ======   =======   ======
Weighted-average fair
 value of options
 granted during the
 year...................               2.63                1.71              10.74
                                      =====              ======             ======

                            AMERICAN SOFTWARE, INC.

                         April 30, 2000, 1999, and 1998


   The following table summarizes information about fixed stock options outstanding at April 30, 2000 under the Subsidiary Stock Plan:

                              Options outstanding                      Options exercisable
                ------------------------------------------------ -------------------------------
                    Number
    Range of    outstanding at Weighted-average                      Number
    exercise      April 30,       remaining     Weighted-average exercisable at Weighted-average
     prices          2000      contractual life  exercise price  April 30, 2000  exercise price
    --------    -------------- ---------------- ---------------- -------------- ----------------
   $2.75-5.00      625,054           8.8               3.33          87,955            3.01
    5.01-10.00      83,000           9.5               8.85           5,000            7.50
   10.01-15.00      49,035           7.6              14.07          26,483           13.92
   15.01-16.25       7,000           8.5              15.61           7,000           15.61
                   -------                                          -------
                   764,089           8.8             $ 4.73         126,438          $ 6.17
                   =======                           ======         =======          ======

   In August 1998, the Company offered an option repricing program to its employees. Under the terms of the program, the opportunity was provided to employees, excluding executive officers, to cancel any outstanding option grant in its entirety and replace it on a share-for-share basis with an option grant bearing an exercise price equal to the fair market value of the Company's stock at the new grant date. All newly issued options grants have a life of ten years and vesting occurs ratably over four years beginning on the new grant date. A total of 1,775,968 options were returned under this program.

   In September 1998, Logility, Inc., the Company's subsidiary, offered an option repricing program to its employees. Under the terms of the program, the opportunity was provided to cancel any outstanding option grant in its entirety and replace it on a share-for-share basis with an option grant bearing an exercise price equal to the fair market value of the Company's stock at the new grant date. All newly issued options grants have a life of ten years and vesting occurs ratably over four years beginning on the new grant date. A total of 136,280 options were returned under this program.

(10) International Revenues

   International revenues approximated $7.8 million or 7%, $11.4 million or 10%, and $10.1 million or 9% of consolidated revenues for the years ended April 30, 2000, 1999, and 1998, respectively, and were primarily from customers in Canada and Europe.

(11) Commitments

 Leases

   The Company is obligated under various capital leases for certain computer equipment and software that expire at various dates during the next three years. At April 30, 2000, the amount of equipment and related accumulated amortization recorded under capital leases was as follows:

   Machinery and equipment............................................. $10,365
   Less accumulated amortization.......................................  (7,965)
                                                                        -------
                                                                        $ 2,400
                                                                        =======

   Amortization of assets held under capital leases is included with depreciation expense.

                            AMERICAN SOFTWARE, INC.

                         April 30, 2000, 1999, and 1998


   The Company leases an office facility from a partnership controlled by the two Class B shareholders, under an operating lease that by its term expired December 31, 1996. An extention of that lease, on a month-to-month basis, has been approved by the Board of Directors for the balance of the calendar year 1998 and for the subsequent years, pending negotiation of a new long-term lease. Amounts expensed under this lease for the years ended April 30, 2000, 1999, and 1998 approximated $300,000, $300,000, and $300,000, respectively.

   The Company leases other office facilities, certain office equipment, and computer equipment under various operating and capital leases expiring through 2005. Rental expense for these leases approximated $6.4 million, $5.5 million, and $4.8 million for the years ended April 30, 2000, 1999, and 1998, respectively.

   Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of April 30, 2000 are as follows:

     Year ending                                               Capital Operating
     April 30,                                                 leases   leases
     -----------                                               ------- ---------
     2001....................................................  $1,581    3,958
     2002....................................................     794    1,766
     2003....................................................     158      531
     2004....................................................     --       182
     2005....................................................     --        54
                                                               ------   ------
     Total minimum lease payments............................   2,533   $6,491
                                                                        ======
     Less amount representing interest (at rates of 2.00% and
      7.90%).................................................     133
                                                               ------
     Present value of net minimum capital lease payments.....   2,400
     Less current installments of obligations under capital
      leases.................................................   1,493
                                                               ------
     Obligations under capital leases, excluding current
      installments...........................................  $  907
                                                               ======

 401(k) Profit Sharing Plan

   Employees are offered the opportunity to participate in the Company's 401(k) Profit Sharing Plan (the "401(k) Plan"), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 15% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the Board of Directors of the Company. The Company did not make profit sharing contributions for 2000, 1999 or 1998.

   Effective January 1, 1999, the Company contributes an employer match in an amount equal to 25% of the eligible participant's compensation contributed to the Plan subject to a maximum of 6% of compensation. The Company's matching contributions totaled $488,942 and $112,277 for 2000 and 1999.

(12) Contingencies

   The Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the financial position or results of operations of the Company.

                            AMERICAN SOFTWARE, INC.

                         April 30, 2000, 1999, and 1998


(13) Sale of Common Stock of Subsidiary

   In October 1997, Logility, Inc., a wholly owned subsidiary of the Company, sold 2,200,000 shares of its unissued common stock in an initial public offering. Proceeds from the offering were $31.9 million, less underwriters' commissions, and other expenses of approximately $3.1 million. In November 1997, Logility, Inc. sold 330,000 shares of common stock as part of the underwriters' overallotment from the initial public offering for $4.8 million less issuance costs of approximately $400,000. As a result of the offering combined with the Company's subsequent purchase of Logility, Inc.'s common stock, the Company's ownership percentage of the wholly owned subsidiary was 85% at April 30, 2000.

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

   On May 1, 1999, the Company adopted SFAS No. 131. The Company operates and manages its business in three segments based on software and services provided in three key product markets. First, Enterprise Resource Planning (ERP) automates customers' internal financing, human resources, and manufacturing functions. Second, Business-to-Business Collaborative Commerce (BBCC), provides advanced business-to-business collaborative planning and integrated logistics capabilities. Third, Application Infrastructure Provider (AIP) provides data center infrastructure, network outsourcing services, e-commerce solution hosting and monitoring, and professional services staffing. Intersegment charges are based on marketing and general administration services provided to the BBCC and AIP segments by the ERP segment. Intersegment charges are also based on application hosting services provided to the ERP and BBCC segment by the AIP segment.

                            AMERICAN SOFTWARE, INC.

                         April 30, 2000, 1999, and 1998


                                                      2000     1999     1998
                                                    --------  -------  -------
                                                         (in thousands)
Revenues:
  Enterprise resource planning..................... $ 54,604   67,658   61,055
  Business-to-business collaborative commerce......   32,289   27,017   34,662
  Application infrastructure provider:
    External customers.............................   18,617   14,502   11,755
    Intersegment revenues..........................    3,978    4,639    3,983
  Elimination of intersegment revenues.............   (3,978)  (4,639)  (3,983)
                                                    --------  -------  -------
      Total........................................ $105,510  109,177  107,472
                                                    ========  =======  =======
Operating income before intersegment eliminations:
  Enterprise resource planning..................... $ (3,457) (29,386)   5,633
  Business-to-business collaborative commerce......    1,251   (9,282)   1,719
  Application infrastructure provider..............     (620)     670    1,300
                                                    --------  -------  -------
      Total........................................ $ (2,826) (37,998)   8,652
                                                    ========  =======  =======
Intersegment eliminations:
  Enterprise resource planning..................... $    754    1,546      604
  Business-to-business collaborative commerce......    2,156    2,131    2,505
  Application infrastructure provider..............   (2,910)  (3,677)  (3,109)
                                                    --------  -------  -------
      Total........................................ $    --       --       --
                                                    ========  =======  =======
Operating income after intersegment eliminations:
  Enterprise resource planning..................... $ (2,705) (27,843)   6,237
  Business-to-business collaborative commerce......    3,409   (7,148)   4,224
  Application infrastructure provider..............   (3,530)  (3,007)  (1,809)
                                                    --------  -------  -------
      Total........................................ $ (2,826) (37,998)   8,652
                                                    ========  =======  =======
Capital expenditures:
  Enterprise resource planning..................... $    628      590    1,158
  Business-to-business collaborative commerce......      538      755    1,136
  Application infrastructure provider..............    1,012      302      346
                                                    --------  -------  -------
      Total........................................ $  2,178    1,647    2,640
                                                    ========  =======  =======
Capitalized software:
  Enterprise resource planning..................... $  7,073    6,950    5,658
  Business-to-business collaborative commerce......    3,373    3,952    3,169
  Application infrastructure provider..............      --       --       --
                                                    --------  -------  -------
      Total........................................ $ 10,446   10,902    8,827
                                                    ========  =======  =======
Depreciation and amortization:
  Enterprise resource planning..................... $  3,878    5,493    5,111
  Business-to-business collaborative commerce......    3,485    3,862    4,737
  Application infrastructure provider..............    2,671    2,491    1,804
                                                    --------  -------  -------
      Total........................................ $ 10,034   11,846   11,652
                                                    ========  =======  =======

                                                               April
                                                     April      30,
                                                    30, 2000   1999
                                                    --------  -------
Identifiable assets:
  Enterprise resource planning..................... $ 63,701   63,200
  Business-to-business collaborative commerce......   42,330   40,678
  Application infrastructure provider..............    7,016    5,858
                                                    --------  -------
      Total........................................ $113,047  109,736
                                                    ========  =======

                          Independent Auditors' Report

The Board of Directors and Shareholders
American Software, Inc.:

   We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ KPMG LLP

Atlanta, Georgia
June 16, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The directors and executive officers of the Company are:

   Name                   Age                      Position
   ----                   ---                      --------
   James C. Edenfield....  65 President, Chief Executive Officer, Treasurer and
                              Director; Chairman of the Board of Directors of
                              Logility, Inc.

   Thomas L. Newberry....  67 Chairman of the Board of Directors

   David H. Gambrell.....  70 Director

   Thomas R. Williams....  71 Director

   J. Michael Edenfield..  42 Executive Vice President, President and Director
                              of Logility, Inc.

   Paul DiBono, Jr.......  61 Senior Vice President, General Manager--
                              Enterprise Division

   Vincent C. Klinges....  37 Chief Financial Officer

   James R. McGuone......  53 Secretary

   All directors hold office until the next annual meeting of the shareholders of the Company. Executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

   Mr. James C. Edenfield is a co-founder of the Company and has served as Chief Executive Officer since November 1989, and as Co-Chief Executive Officer for more than five years prior to that time. He has been a Director since 1971. Prior to founding the Company, Mr. Edenfield held several executive positions and was a director of Management Science America, Inc., an applications software development and sales company. He holds a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology. Mr. Edenfield also serves as Chairman of the Board of Directors of Logility, Inc., a majority owned subsidiary of the Company.

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

   Mr. Gambrell has served as a Director of the Company since January 1983. He has been a practicing attorney since 1952, and is a partner with the law firm of Gambrell & Stolz, L.L.P., counsel to the Company. He served as a member of the United States Senate from the State of Georgia in 1971 and 1972. Mr. Gambrell holds a Bachelor of Science degree from Davidson College and a J.D. degree from the Harvard Law School.

   Mr. Williams has served as a Director of the Company since April 1989. He is currently the President of the Wales Group, Inc., a closely-held corporation engaged in investments and venture capital, and has held such position since 1987. Mr. Williams also serves as Director of Conagra, Inc., National Life Insurance Company of Vermont and Avado Brands, Inc. In addition, he also serves as a trustee of Fidelity Group of Mutual Funds. He was a director of Southern Bell Corporation from 1980 to 1983 and is a Former Chairman of the Board of First Wachovia Corporation, First National Bank of Atlanta and First Atlanta Corporation. Mr. Williams currently holds a Bachelor of Science degree in Industrial Engineering from the Georgia Institute of Technology and a Master of Science degree in Industrial Management from the Massachusetts Institute of Technology.

   Mr. J. Michael Edenfield has served as Executive Vice President since June 1994. In January 1997, Mr. Edenfield was elected to President of Logility, Inc., a majority owned subsidiary of the Company. Mr. Edenfield also serves as director of Logility, Inc. From June 1994 to October 1997, he served as Chief Operating Officer of the Company. Prior to holding that position, he served as Senior Vice President of North American Sales and Marketing of American Software USA, Inc. from July, 1993 to June, 1994, as Senior Vice President of North American Sales from August, 1992 to July, 1993, as Group Vice President from May, 1991 to August, 1992 and as Regional Vice President from May, 1987 to May, 1991. Mr. Edenfield holds a Bachelor of Industrial Management degree from the Georgia Institute of Technology. Mr. Edenfield is the son of James C. Edenfield, Chief Executive Officer of the Company.

   Mr. DiBono joined the Company in January 1982 and in July 1993 was elected Senior Vice President and General Manager for the Enterprise Division (formerly known as the Midrange Division). Prior to that time, he served as Vice President for Marketing since December 1985. Mr. DiBono holds a B.S. degree in industrial psychology/business administration from Iowa State University.

   Mr. Klinges joined the Company in February 1998 as Vice President of Finance, in September 1999 Mr. Klinges was promoted to Chief Financial Officer. From July 1995 to February 1998, Mr. Klinges was employed by Indus International, Inc. (formerly known as TSW International, Inc.), as Controller. From November 1986 to July 1995, Mr. Klinges held various positions with Dun & Bradstreet, Inc., including as Controller of Sales Technologies, a software division of Dun & Bradstreet Inc. Mr. Klinges holds a Bachelor of Business Administration from St. Bonaventure University.

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

   Based upon review of filings made under Section 16(a) of the Exchange Act, not all of the reports required to be filed during fiscal 2000 were filed on a timely basis. The Company is aware of the following report that was filed with the Commission by a director of the Company after it's due date: Dr. Thomas L. Newberry (annual Statement of Beneficial Ownership with respect to a charitable donation of stock made in fiscal 2000). To the Company's knowledge, James M. Modak, an officer of the Company who resigned in fiscal 2000, has not made the required section 16(a) filings with respect to stock options exercised at the time of his departure and with respect to resales of such shares. Based upon its review of copies of filing received by it, the Company believes that since May 1, 1999 all other Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

   This information is set forth under the caption "Certain Information Regarding Executive Officers and Directors" in the Company's 2000 Proxy Statement (the "Proxy Statement"), which information is incorporated herein by reference.

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

   The Services Agreement has an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either the Company or Logility elects not to renew its term by giving proper notice. Logility will indemnify the Company against any damages that the Company may incur in connection with its performance of services under the Services Agreement (other than those arising from the Company's gross negligence or willful misconduct), and the Company will indemnify Logility against any damages arising out of the Company's gross negligence or willful misconduct in connection with its rendering of services under the Services Agreement. For the fiscal years ended 2000 and 1999 the services related to this agreement have been $1.0 and $1.5 million, respectively.

Facilities Agreement

   The Company and Logility have entered into a Facilities Agreement (the "Facilities Agreement"), which provides that Logility may occupy space located in certain facilities owned or leased by the Company (or subsidiaries of the Company).

   The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either the Company or Logility elects not to renew its term. The Facilities

Agreement may be terminated by Logility for any reason with respect to any particular facility upon thirty days' written notice. Logility's lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between the Company and a landlord with respect to any facility leased by the Company and by the disposition by the Company of any facility owned by the Company. For the fiscal years ended 2000 and 1999 the services related to this agreement have been $418,000 and $342,000, respectively.

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

Technology License Agreement

   The Company and Logility have entered into a Technology License Agreement (the "Technology License Agreement") pursuant to which Logility has granted the Company a non-exclusive, worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Voyager Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from the Company. Pursuant to the Technology License Agreement, the Company and Logility are required to disclose to one another any and all enhancements and improvements which they may make or acquire in relation to a Logility Voyager Solutions product, subject to confidentiality requirements imposed by third parties. The term of the Technology License Agreement is indefinite, although Logility may terminate the Technology License Agreement for cause, and the Company may terminate the Technology License Agreement at any time upon sixty (60) days' prior written notice to Logility. Upon termination of the Technology License Agreement, all rights to Logility Voyager Solutions products licensed by Logility to the Company revert to Logility, while all rights to enhancements and improvements made by the Company to Logility Value Chain Solutions products revert to the Company.

Marketing License Agreement

   American Software USA, Inc. ("USA"), a wholly-owned subsidiary of the Company, and Logility have entered into a Marketing License Agreement (the "Marketing License Agreement") pursuant to which USA has agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% (or 50% for affiliates of USA located in the United Kingdom and France if they carry out installation and provide first-line support services) of the net license revenue collected by Logility under license agreements for the Logility Voyager Solutions product line with certain end-users who are also licensees of software products of the Company which are secured and forwarded to Logility by USA and accepted by Logility. The Marketing License Agreement has a five-year term, although Logility may terminate the Marketing License Agreement for cause, and either party may terminate the Marketing License Agreement at any time upon twelve (12) months' prior written notice to the other party. For the fiscal years ended 2000 and 1999 the services related to this agreement have been $731,000 and $308,000, respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this report.

  1. Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

  2.  Financial statement schedule included in Part IV of this Form:

                                                                          Page
                                                                          ----
     Report of Independent Auditors......................................  67
     Schedule II--Consolidated Valuation Accounts--for the three years ended April 30, 2000...............................................  68

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

   3. Exhibits

   The following exhibits are filed herewith or incorporated herein by reference:

  3.1 The Company's Amended and Restated Articles of Incorporation, and amendments thereto. (1)

  3.2  The Company's Amended and Restated By-Laws dated November 13, 1989. (2)

 10.1  Amended and Restated 1991 Employee Stock Option Plan dated February 14,
       2000. (3)

 10.2  Amended and Restated Directors and Officers Stock Option Plan effective
       August 26, 1999. (4)

 10.3  American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.
       (5)

 10.4  Lease Agreement dated December 15, 1981, between Company and Newfield
       Associates. (6)

 10.5 Amendment dated January 14, 1983, to Lease Agreement between the Company and Newfield Associates. (6)

 10.6  Subsidiary Formation Agreement entered into among the Company, Logility,
       Inc., and certain subsidiaries of the Company, as amended, dated January
       23, 1997. (7)

 10.7  Services Agreement between the Company and Logility, Inc., dated August
       1, 1997. (7)

 10.8  Facilities Agreement between the Company and Logility, Inc., dated
       August 1, 1997. (7)

 10.9  Tax Sharing Agreement between the Company and Logility, Inc., dated
       January 23, 1997. (7)

 10.10 Stock Option Agreement between the Company and Logility, Inc., dated
       August 1, 1997. (7)

 10.11 Technology License Agreement between the Company and Logility, Inc., as amended, dated August 1, 1997. (7)

 10.12 Marketing License Agreement between USA and Logility, Inc., as amended, dated August 1, 1997. (7)

 10.13 The Company's Employee Stock Purchase Plan dated September 30, 1998. (8)

 10.14 Logility, Inc.'s Amended and Restated 1997 Stock Plan dated August 26,
       1998. (9)

 10.15 Logility, Inc.'s Employee Stock Purchase Plan dated September 30, 1998.
       (9)

 10.16 Split-Dollar Agreement between the Company and the J&N Edenfield Trust, dated November 30, 1999.

 21.1 List of Subsidiaries.

 23.1 Independent Auditors' Consent.

 27.1 Financial Data Schedule.

--------
(1) Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2) Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 1990.
(3) Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2000.
(4) Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-86141 filed on Form S-8 on August 30, 1999.
(5) Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.
(6) Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 2-81444 filed on Form S-1 on January 21, 1983.
(7) Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1998.
(8) Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-67533 filed on Form S-8 on November 19, 1998.
(9) Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1999.

   (b) Reports on Form 8-K

   The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
American Software, Inc.:

   Under date of June 16, 2000, we reported on the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2000, which are included in the April 30, 2000 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Atlanta, Georgia
June 16, 2000

                                                                     SCHEDULE II

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED VALUATION ACCOUNTS

                   Years ended April 30, 2000, 1999, and 1998

Allowance for Doubtful Accounts

                                            Additions
                                Balance at   charged                   Balance
                                beginning  to costs and                 at end
   Year ended                    of year     expenses   Deductions(1)  of year
   ----------                   ---------- ------------ ------------- ----------
   April 30, 1998.............. $1,181,771  $ 176,000     $ 135,771   $1,222,000
   April 30, 1999..............  1,222,000  1,880,000     1,384,000    1,718,000
   April 30, 2000..............  1,718,000    385,000       364,000    1,739,000

--------
(1)  Write-offs of accounts receivable.

Deferred Income Tax Valuation Allowance

                                      Balance   Additions
                                        at       Charged                Balance
                                     beginning to costs and             at end
   Year ended                         of year    expenses   Deductions  of year
   ----------                        --------- ------------ ---------- ---------
   April 30, 1998................... 1,980,209        --       --      1,980,209
   April 30, 1999................... 1,980,209  4,416,000      --      6,396,209
   April 30, 2000................... 6,396,209    404,000      --      6,800,209

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

Date: July 26, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----
      /s/ James C. Edenfield           President, Chief Executive    July 26, 2000
______________________________________  Officer, Treasurer and
          James C. Edenfield            Director

     /s/ Thomas L. Newberry            Chairman of the Board of      July 26, 2000
______________________________________  Directors
          Thomas L. Newberry

      /s/ David H. Gambrell            Director                      July 26, 2000
______________________________________
          David H. Gambrell

     /s/ Thomas R. Williams            Director                      July 26, 2000
______________________________________
          Thomas R. Williams

     /s/  Vincent C. Klinges           Chief Financial Officer       July 26, 2000
______________________________________
          Vincent C. Klinges

    /s/  Deirdre J. Lavender           Controller and Principal      July 26, 2000
______________________________________  Accounting Officer
         Deirdre J. Lavender