Form 10-Q
period 2000-07-31
AMERICAN SOFTWARE INC
filed 2000-09-14
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          July 31, 2000
                              --------------------------------------------------

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________________ to _______________

Commission File Number:      0-12456
                             --------------------------------------------------


                            AMERICAN SOFTWARE, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Georgia                                          58-1098795
---------------------------------                 ------------------------------
(State or other jurisdiction of                   (IRS Employer Identification
 incorporation or organization)                    Number)

470 East Paces Ferry Road, N.E., Atlanta, Georgia               30305
-------------------------------------------------              --------
(Address of principal executive offices)                      (Zip Code)

                                (404) 261-4381
              ---------------------------------------------------
             (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Classes                            Outstanding at September 12, 2000
--------------------------------             ---------------------------------
Class A Common Stock, $.10 par value                18,624,046   Shares

Class B Common Stock, $.10 par value                 4,082,289   Shares

                            AMERICAN SOFTWARE, INC

                                   Form 10-Q

                          Quarter ended July 31,2000

                                     Index
                                     -----

                                                                                                               Page
                                                                                                                No.
                                                                                                               ----
Part I - Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets

         -    Unaudited - July 31, 2000 and April 30, 2000                                                        3

         Condensed Consolidated Statements of Operations

         -    Unaudited - Three Months ended July 31, 2000 and July 31, 1999                                      4

         Condensed Consolidated Statements of Cash Flows

         -    Unaudited - Three Months ended July 31, 2000 and July 31, 1999                                      5

         Notes to Condensed Consolidated Financial Statements                                                  6-10

     Item 2.  Management's Discussion and Analysis of Results of Operations and
                Financial Condition                                                                           11-16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         17

Part II - Other Information                                                                                      18

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            AMERICAN SOFTWARE, INC.
               Condensed Consolidated Balance Sheets (Unaudited)
                (in thousands except share and per share data)

                                                                                             July 31,               April 30,
                                                                                               2000                    2000
                                                                                         ------------------     -------------------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                           $            8,439     $            12,910
     Investments - current                                                                           21,458                  21,457
     Trade accounts receivable, less allowance for doubtful accounts of $1,645 at July 31, 2000 and $1,739 at April 30, 2000:
                  Billed                                                                             14,303                  15,233
                  Unbilled                                                                            4,233                   5,143
     Deferred income taxes                                                                            1,975                   1,975
     Prepaid expenses and other current assets                                                        2,257                   2,099
                                                                                         ------------------     -------------------
                  Total current assets                                                               52,665                  58,817

Investments - noncurrent                                                                              8,074                   9,878
Property and equipment, less accumulated depreciation                                                18,242                  18,614
Intangible assets, less accumulated amortization                                                     24,201                  23,391
Other assets                                                                                          2,494                   2,347
                                                                                         ------------------     -------------------
                                                                                         $          105,676     $           113,047
                                                                                         ==================     ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                                 $            1,524     $             1,493
     Accounts payable                                                                                 3,475                   3,505
     Accrued compensation and related costs                                                           4,074                   4,545
     Income tax payable                                                                               2,922                   3,122
     Other current liabilities                                                                        4,720                   7,012
     Deferred revenue                                                                                15,504                  15,936
                                                                                         ------------------     -------------------
                  Total current liabilities                                                          31,861                  35,613

Obligations under capital leases, net of current portion                                                548                     907
Deferred income taxes                                                                                 1,975                   1,975
                                                                                         ------------------     -------------------
                  Total liabilities                                                                  34,743                  38,495
                                                                                         ==================     ===================
Minority interest in subsidiaries                                                                                             4,846
                                                                                                      4,743

Shareholders' equity:
     Common stock:
          Class A, $.10 par value.  Authorized 50,000,000 shares;
               Issued 21,508,243 shares at July  31, 2000 and
               21,476,284 shares at April 30, 2000                                                    2,151                   2,148
          Class B, $.10 par value.  Authorized 10,000,000 shares;
               Issued  and  outstanding  4,082,289  shares at July 31,  2000 and
               4,086,289 shares at April 30, 2000; convertible into Class A

               shares on a one-for-one basis                                                            408                     409
            Additional paid-in capital                                                               65,420                  65,241
            Other comprehensive income                                                                  243                     247
            Retained earnings                                                                        15,472                  19,165
            Class A treasury stock, 2,920,854 shares at July 31, 2000
               and 2,920,854 shares at April 30, 2000, respectively                                 (17,504)                (17,504)
                                                                                         ------------------     -------------------
                  Total shareholders' equity                                                         66,190                  69,706
                                                                                         ------------------     -------------------
                                                                                         $          105,676     $           113,047
                                                                                         ==================     ===================

See accompanying notes to condensed consolidated financial statements.

                            AMERICAN SOFTWARE, INC.
                Condensed Consolidated Statements of Operations
                (in thousands except share and per share data)
                                  (Unaudited)

                                                        Three Months Ended
                                                               July 31,
                                                    ---------------------------
                                                        2000             1999
                                                    -----------       ---------
Revenues:
    License fees                                     $    2,497        $  6,277
    Services                                             13,277          15,747
    Maintenance                                           6,270           6,211
                                                    -----------       ---------
      Total revenues                                     22,044          28,235
                                                    -----------       ---------

Cost of revenues:
    License fees                                          1,421           1,328
    Services                                             10,566          11,583
    Maintenance                                           1,833           2,685
                                                    -----------       ---------
      Total cost of revenues                             13,820          15,596
                                                    -----------       ---------

Gross margin                                              8,224          12,639
                                                    -----------       ---------

Operating expenses:
    Research and development                              4,502           5,120
    Less: capitalized development                        (1,444)         (2,963)
    Marketing and sales                                   5,832           6,492
    General and administrative                            3,313           3,405
                                                    -----------       ---------
      Total operating expense                            12,203          12,054

      Operating earnings (loss)                          (3,979)            585

    Other income, net                                       278             426
    Minority interest                                         9            (107)
                                                    -----------       ---------
      Earnings (loss) before income taxes                (3,692)            904

    Income taxes                                            ---             ---
                                                    -----------       ---------

      Net earnings (loss)                            $   (3,692)       $    904
                                                    ===========       =========

    Basic net earnings (loss) per common share       $    (0.16)       $   0.04
                                                    ===========       =========

    Diluted net earnings (loss) per common share*    $    (0.16)       $   0.04
                                                    ===========       =========

    Shares used in per share calculation
      Outstanding:                     Basic             22,604          21,597
                                                    ===========       =========
                                     Diluted             22,604          22,280
                                                    ===========       =========

* Diluted weighted average common shares outstanding are not included in the quarter ended July 31, 2000 calculation due to the anti-dilution of the net loss.

See accompanying notes to condensed financial statements.

                            AMERICAN SOFTWARE, INC
          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                                 Three Months Ended
                                                                                                      July 31,
                                                                                            -------------------------------
                                                                                                  2000             1999
                                                                                            --------------    -------------
Cash flows from operating activities:
   Net (loss) earnings                                                                       $      (3,692)    $        904
   Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
      Depreciation and amortization                                                                  2,548            2,516
      Minority interest in subsidiary income/(loss)                                                     (9)             107
      Net (gain) loss on investments                                                                     9              125
      Change in operating assets and liabilities:
         Purchases of trading securities                                                            (1,035)          (1,260)
         Proceeds from trading securities                                                            1,678            2,524
         Proceeds from sales and maturities of investments                                             120            1,169
         Decrease/(increase) in Accounts receivable                                                  1,840              717
         Decrease/(increase) in Prepaid expenses and other assets                                     (238)             240
         Increase/(decrease) in Accounts payable and other accrued liabilities                      (2,994)           1,024
         Increase/(decrease) in Deferred revenue                                                      (432)             506
                                                                                            --------------    -------------
      Net cash (used in) provided by operating activities                                           (2,205)           8,572
                                                                                            --------------    -------------

Cash flows from investing activities:
  Additions to capitalized software development costs                                               (1,444)          (2,963)
  Additions to purchased computer software costs                                                      (280)            ----
  Purchase of majority interest in subsidiaries                                                       (517)            ----
  Minority investment and additional funding in business                                               (68)            (150)
  Repurchase of common stock by subsidiary                                                            ----             (224)
  Purchases of property and equipment                                                                 (655)            (523)
  Sales (purchases) of short term investments, net                                                   1,031           (2,011)
                                                                                            --------------    -------------
       Net cash used in investing activities                                                        (1,933)          (5,871)
                                                                                            --------------    -------------

Cash flows from financing activities:
  Repayment of long-term debt                                                                         ----             (250)
  Payment of capital lease obligation                                                                 (420)            (590)
  Repurchase of common stock                                                                          ----             (621)
  Proceeds from exercise of stock options                                                               72                5
  Proceeds from dividend reinvestment and stock purchase plan                                           15                3
                                                                                            --------------    -------------
       Net cash provided by (used in) financing activities                                            (333)           (1453)
                                                                                            --------------    -------------

       Net (decrease) increase in cash and cash equivalents                                         (4,471)           1,248

Cash and cash equivalents at beginning of period                                             $      12,910     $     12,647
                                                                                            --------------    -------------

Cash and cash equivalents at end of period                                                   $       8,439     $     13,895
                                                                                            ==============    =============
       Cash paid for income taxes                                                            $       -----     $      -----
                                                                                            ==============    =============
       Cash paid for interest                                                                $          16     $         26
                                                                                            ==============    =============
Supplemental disclosure of non cash, investing, and financing activities:
       Assumption of capital lease obligations for property and equipment                    $          93     $        572
                                                                                            ==============    =============

  See accompanying notes to condensed consolidated financial statements.

                            AMERICAN SOFTWARE, INC.
       Notes to Condensed Consolidated Financial Statements - Unaudited
                                 July 31, 2000

A. Basis of Presentation

   The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in the 2000 Annual Report on Form 10-K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated.

B. Comprehensive Income (Loss)

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income
   (loss) have been included in the accompanying combined financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying combined statements of operations would be materially the same.

C. Revenue Recognition

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

      Services. Revenues derived from services primarily include consulting, implementation, training, and managed hosting. Fees are billed under both time and materials and fixed fee arrangements and are recognized as services are performed.

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

                            AMERICAN SOFTWARE, INC.
 Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                 July 31, 2000

D. Major Customer

   One customer accounted for 10% of the Company's total revenues and 16% of services revenues during the quarter ended July 31, 2000.

E. Purchase of Majority Interest in New Generation Computing

   On July 10, 1998, the Company purchased an 80% interest in New Generation Computing, a leading software vendor that specializes in accounting and manufacturing control software for the sewn goods industry (apparel, handbags, shoes, hats, etc.). This investment was accounted for based on the purchase accounting method with the results of operations included from the date of acquisition. In August 1999, the Company purchased an additional 6.6% interest and in July 2000 another 6.6% interest, bringing the ownership interest in New Generation Computing to 93% at July 31, 2000.

                            AMERICAN SOFTWARE, INC.
 Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                 July 31, 2000

F. Net Earnings (Loss) Per Common Share

   Basic earnings (loss) per common share available to common shareholders are based on the weighted-average number of Class A and B common shares outstanding, since the Company considers the two classes of common stock as one class for the purposes of the per share computation. Diluted earnings
   (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

   The numerator in calculating both basic and diluted earnings (loss) per common share for each year is the same as net earnings (loss). The denominator is based on the following number of common shares:

                                                                   Quarter ended July 31,
                                                                ---------------------------
                                                                    2000            1999
                                                                ----------      -----------
                                                                       (in thousands)
        Common Shares:
        Weighted average common shares outstanding:
            Class A Shares                                          18,522           16,829
            Class B Shares                                           4,082            4,768
                                                                ----------      -----------
        Basic weighted average common shares outstanding:           22,604           21,597
                                                                ----------      -----------
        Dilutive effect of outstanding Class A common Stock
            Options outstanding:                                         -              683
                                                                ----------      -----------
        Total                                                       22,604           22,280
                                                                ==========      ===========

        Net (loss) earnings:                                     $  (3,692)      $      904

        Net (loss) earnings per common share:
            Basic                                                $   (0.16)      $     0.04
                                                                ==========      ===========
            Diluted                                              $   (0.16)      $     0.04
                                                                ----------      -----------



        For the quarter ended July 31, 2000 approximately 3,796,508 stock options were excluded from the computation of diluted loss per share because they were antidilutive. Options to purchase 2,715,362 shares were outstanding during the 3 month period ending July 31, 1999 but were not included in the computation of diluted earnings per common share because the options exercise price was greater than the average market price of the common shares.

                            AMERICAN SOFTWARE, INC.
 Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                 July 31, 2000

G. Industry Segments

   The Company operates and manages its business in three segments based on software and services provided in three key product markets. First, the Enterprise Resource Planning (ERP) segment automates customers' internal financing, human resources, and manufacturing functions. Second, the Business-to-Business Collaborative Commerce (BBCC) segment provides advanced business-to-business collaborative planning and integrated logistics capabilities. Third, the Managed Hosting Provider (MHP) segment provides data center infrastructure, network outsourcing services, e-commerce solution hosting and monitoring, and professional services staffing. Intersegment charges are based on marketing and general administration services provided to the BBCC and MHP segments by the ERP segment. Intersegment charges are also based on managed hosting services provided to the ERP and BBCC segments by the MHP segment.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements - Unaudited (continued)


                                                        Three Months Ended
                                                              July 31,
                                                    ---------------------------
                                                      2000              1999
                                                    --------      -------------
     Revenues:
      Enterprise resource planning                 $  11,092             15,345
       B-to-B Collaborative Commerce                    6,922             8,368
        Managed hosting provider
          External customers                            4,024             4,522
          Intersegment revenues                         1,031             1,046
         Elimination of intersegment revenues          (1,031)           (1,046)
                                                    ---------     -------------
                 Total                                 22,044            28,235
                                                    =========     =============

     Operating income before intersegment
      Eliminations:
          Enterprise resource planning             $  (1,903)               464
          B-to-B Collaborative Commerce                (1,082)              501
          Managed hosting provider                       (994)             (380)
                                                    ---------     -------------
                Total                                  (3,979)              585
                                                    =========     =============

     Intersegment eliminations:
      Enterprise resource planning                 $     (44)               232
        B-to-B Collaborative Commerce                     741               576
        Managed hosting provider                         (697)             (808)
                                                    ---------     -------------
                 Total                                     --                --
                                                    =========     =============

     Operating income after intersegment
      eliminations:
       Enterprise resource planning                $  (1,947)               696
       B-to-B Collaborative Commerce                     (341)            1,077
       Managed hosting provider                        (1,691)           (1,188)
                                                    ---------     -------------
                  Total                                (3,979)              585
                                                    =========     =============

     Capital expenditures:
      Enterprise resource planning                        309               246
      B-to-B Collaborative Commerce                       116               150
      Managed hosting provider                            137               127
                                                    ---------     -------------
                  Total                            $      655               523
                                                    =========     =============

     Capitalized Software:
       Enterprise resource planning                       646             2,171
      B-to-B Collaborative Commerce                       798               792
      Managed hosting provider                             --                --
                                                    ---------     -------------

                  Total                            $    1,444             2,963
                                                    =========     =============

     Depreciation and amortization:
      Enterprise resource planning                      1,169             1,109
      B-to-B Collaborative Commerce                       830               740
      Managed hosting provider                            549               667
                                                    ---------     -------------
                  Total                            $    2,548             2,516
                                                    =========     =============



                                                      July 31,      April 30,
                                                        2000          2000
                                                    -----------   -------------
     Identifiable assets:
      Enterprise resource planning                 $     56,667          61,497
      B-to-B Collaborative Commerce                      42,418           44,53
      Managed hosting provider                            6,591           7,016
                                                    -----------   -------------
                  Total                                 105,676         113,047
                                                    ===========   =============

                            AMERICAN SOFTWARE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors, including changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, the performance of direct and indirect sales channels and the irregular pattern of revenues, as well as a number of other risk factors, could affect the future performance of the Company.

OVERVIEW

American Software, Inc. ("American Software" or the "Company"), through its subsidiaries, develops, markets and supports a portfolio of software and services that deliver e-business (business over the Internet) and enterprise management solutions to the global marketplace. The Company's software and services are designed to bring business value to traditional and e-businesses by supporting their operations over intranets, extranets, client/servers and the Internet. The Company launched its comprehensive suite of e-business solutions in December 1999, positioning itself as a single source e-business solution.

The Company focuses its e-business solutions in five major product and services groups: (i) e-intelliprise, a fully web-based Enterprise Resource Planning (ERP) solution which includes both traditional and Flow Manufacturing capabilities;
(ii) e-applications, which are e-business solutions that focus on web-enabling a specific task for e-businesses; (iii) e-collaboration, provided by Logility Voyager Solutions(TM) which is an Internet-based suite of business-to-business collaborative commerce solutions, offered by Logility, Inc., ("Logility") a subsidiary of American Software; (iv) e-services, which are comprehensive services to support traditional and e-business solutions; and (v) e-hosting, which are Managed Hosting Provider (MHP) services provided by AmQUEST, Inc., ("AmQUEST") a subsidiary of the Company. American Software's products are designed to bring rapid business value to clients and to support their transition into e-business. The Company also provides support for its software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance and IT hosting.

The Company's revenues are derived primarily from three sources: software licenses, maintenance and services. Software license fee revenues generally are based upon the number of modules, servers, users and/or sites licensed. License fee revenues are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor-specific evidence exists to allocate the total fee to all elements of the arrangement. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. Maintenance revenues are recognized ratably over the term of the maintenance agreement. Services revenues consist primarily of fees from software implementation, training, consulting and customization services and managed hosting, and are recognized as the services are rendered.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months ended July 31, 2000 and 1999:

                                                                              Percentage of                   Pct. Change
                                                                             Total Revenues                   in Dollars
                                                                   ------------------------------------    ------------------
                                                                        2000                1999             2000 vs 1999
                                                                   ----------------    ----------------    ------------------
Revenues:
      License fees                                                       11%                 22%                (60%)
      Services                                                           60                  56                 (16)
      Maintenance                                                        29                  22                   1
                                                                   ----------------    ----------------    ------------------
           Total revenues                                               100                 100                 (22)
                                                                   ----------------    ----------------    ------------------
Cost of revenues:
      License fees                                                        6                   5                   7
      Services                                                           48                  41                  (9)
      Maintenance                                                         8                   9                 (32)
                                                                   ----------------    ----------------    ------------------
           Total cost of revenues                                        63                  55                 (11)
                                                                   ----------------    ----------------    ------------------
Gross margin                                                             37                  45                 (34)
Operating expenses:
      Research and development expenses                                  20                  18                 (12)
      Less: capitalized development                                      (7)                (10)                (51)
      Sales and marketing                                                26                  23                 (10)
      General and administrative expenses                                15                  12                  (3)
                                                                   ----------------    ----------------    ------------------
           Total operating expenses                                      55                  43                   1
                                                                   ----------------    ----------------    ------------------
           Operating earnings (loss)                                    (18)                  2                  nm

      Other income, net                                                  (1)                  2                 (34)
      Minority interest                                                  nm                  nm                  nm
                                                                   ----------------    ----------------    ------------------
           Earnings (loss) before income taxes                          (17)                  3                  nm

      Income taxes                                                      ---                 ---                  nm
                                                                   ----------------    ----------------    ------------------

           Net earnings (loss)                                          (17%)                 3%                 nm
                                                                   ================    ================    ==================

nm - not meaningful

THREE MONTHS ENDED JULY 31, 2000 AND 1999
-----------------------------------------

REVENUES

For the quarter ended July 31, 2000 revenues totaled $22.0 million, down 22% from $28.2 million in the corresponding quarter of fiscal year 2000. This decrease was primarily due to a decrease in license fee revenues and, and to a lesser extent, a decrease in services revenues. International revenues represented approximately 9% of total revenues in the quarter ended July 31, 2000 compared to approximately 7% in the quarter ended July 31, 1999, due primarily to the decrease in total revenues.

LICENSES. Software license fee revenues decreased 60% to $2.5 million in the quarter ended July 31, 2000 from $6.3 million in the quarter ended July 31, 1999. The decrease in license fees was a result of lower than expected post-year 2000 sales recovery due to limited distribution channels and reduced sales effectiveness of direct and indirect sales channels of both the Company and the Company's subsidiary, Logility. License fee revenues from Logility, decreased 57% to $1.9 million and constituted 74% of the total license fee revenues for the three month period ended July 31, 2000 compared to the same prior year period, when they were $4.3 million and comprised 69% of license fee revenues.

SERVICES. Services revenues, which consist primarily of consulting, implementation, training and managed hosting services, were $13.3 million or 16% lower than the corresponding quarter a year ago. This decrease was primarily a result of a reduction in new consulting and implementation projects due to lower prior period ERP sales. Services revenues for Logility and AmQuest, constituted 18% and 30% of total services revenues, respectively, for the quarter ended July 31, 2000 and constituted 12% and 29% of total services revenues, respectively, for the quarter ended July 31, 1999. Services revenues constituted 60% and 56% of total revenues for the period ending July 31, 2000 and July 31, 1999, respectively.

MAINTENANCE. Maintenance revenues, which consist of product support activities and on-going product enhancements provided to customers who license the Company's products and purchase maintenance agreements, increased 1% for the first quarter of fiscal year 2001 to $6.3 million from $6.2 million in the first quarter of fiscal year 2000. This was due primarily to increases in Logility's new license fees in the latter portion of fiscal year 2000. Maintenance revenues for Logility increased 20% to $2.7 million and constituted 42% of the total maintenance revenues for the quarter ended July 31, 2000 compared to the prior year period, when they were $2.2 million and constituted 36% of maintenance revenues. Maintenance revenues constituted 29% of total revenues for the quarter ended July 31, 2000 and 22% of total revenues for the quarter ended July 31, 1999.

GROSS MARGIN:

The total gross margin in the quarter ended July 31, 2000 was 37% compared to 45% a year ago. This decrease was largely due to a decrease in the license fees gross margin to 43% this quarter compared to 79% in the same quarter a year ago, which was due primarily to the reduced total license fees in the most recent quarter. The Company anticipates a further reduction in license fees gross margin due to increased amortization of capitalized software costs as additional products are released in future quarters. The gross margin on services revenues decreased to 20% compared to 26% the same quarter a year ago. This is due to the higher margin services work related to the "Year 2000" remediation being performed in the first quarter of fiscal year 2000 compared to the lower margin services work that is currently being performed. Maintenance gross margin increased to 71% when compared to 57% during the same period one year ago. This increase was primarily due to the increased maintenance revenues of Logility and the cost management efforts by the ERP area that were begun in the prior fiscal year.

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                     July 31,       Percent        July 31,
                                                       2000         Change           1999
                                                    -----------    ----------     -----------

        Gross product development costs             $     4,502           (12)%   $     5,120
             Percentage of total revenues                    20%                           18%
        Less:  capitalized development                   (1,444)          (51)%        (2,963)
             Percentage of gross prod. dev. costs            32%                           58%

                                                    -----------    ----------     -----------
        Product development expenses                $     3,058            42%    $     2,157
             Percentage of total revenues                    14%                            8%

Gross product development costs decreased 12% in the quarter ended July 31, 2000 compared to the same period a year ago primarily as a result of the Company's cost containment and restructuring efforts in response to lower license fees. Capitalized development decreased by 51% from a year ago, as well as the rate of capitalized development, which decreased to 32% from 58% a year ago. These reductions were also primarily due to the restructuring and cost containment efforts as well as a reduction in capitalizable projects. Product development expenses, as a percentage of total revenues, increased to 14% compared to 8% a year ago due to the decrease in total revenues and the decrease in capitalized development costs as noted above.

SALES & MARKETING. Sales and marketing expenses decreased 10% to $5.8 million for the quarter ended July 31, 2000 compared to $6.5 million for the same period a year ago. This decrease was due to the decrease in sales commissions due to lower sales, as well as controls of sales and marketing expenditures. As a percentage of total revenues, sales and marketing expenses were 26% for the quarter ended July 31, 2000 compared to 23% for the quarter ended July 31, 1999. It is anticipated that sales and marketing expenses will increase as increased market share in the e-business arena is pursued.

GENERAL & ADMINISTRATIVE. General and administrative expenses decreased 3% to $3.3 million for the quarter ended July 31, 2000 compared to $3.4 million for the same period last year as a result of the continued management of these expenses, such as a reduction in the number of employees. During the quarter the average number of employees was 673 compared to 726 during the same period a year ago. As percentage of total revenues, general and administrative expenses were 15% for the quarter ended July 31, 2000 compared to 12% for the quarter ended July 31, 1999. It is anticipated

OTHER INCOME. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary's earnings (loss). Other income decreased to $287,000 in the quarter ended July 31, 2000 from $319,000 in the same period one year ago.

INCOME TAXES. For the quarter ended July 31, 2000, the Company did not record any income taxes as a result of operating losses incurred in prior periods.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's operating activities used cash of approximately $2.2 million in the three months ended July 31, 2000, and provided cash of approximately $8.6 million in the same period last year. The cash used in operations during the three months ended July 31, 2000, was primarily attributable to a net loss of $3.7 million, a decrease in accounts payable and other accrued liabilities of $3.0 million, purchase of trading securities of $1.0 million and a decrease of $432,000 in deferred revenue. This was partially offset by non-cash depreciation and amortization expense of $2.5 million, proceeds from trading securities of $1.7 million, and a decrease in accounts receivable of $1.8 million. The cash provided by operations during the three months ended July 31, 1999, was primarily attributable to proceeds from trading securities of $2.5 million, proceeds from sales and maturities of investments of $1.2 million, non-cash depreciation and amortization expense of $2.5 million, net income of $904,000, a decrease in accounts receivable of $717,000, an increase in accounts payable and other liabilities of $1.0 million and an increase to deferred revenue of $506,000. This was offset by purchases of trading securities of $1.3 million.

Cash used in investing activities was approximately $1.9 million for the three months ended July 31, 2000. The major use of cash was for capitalized software development costs of $1.4 million, purchase of property and equipment of $655,000, purchase of majority interest in subsidiary of $517,000 and purchase of computer software of $280,000. This was partially offset by the sale of short-term investments, net of $1.0 million. Cash used for investing activities was approximately $5.9 million for the three months ended July 31, 1999. The major use of cash was for capitalized software development costs of $3.0 million, the purchase of short-term investments, net of $2.0 million, purchase of the Company's subsidiary common stock of $224,000, purchase of property and equipment of $523,000 and the purchase of minority interest in business of $150,000.

Cash used in financing activities was approximately $333,000 for the three months ended July 31, 2000 and was primarily for payments to capital lease obligations of $420,000. This was partially offset by proceeds from exercise of stock options of $72,000, and proceeds from dividend reinvestment of $15,000. Cash used in financing activities was approximately $1.5 million for the three months ended July 31,1999 and was primarily used for payments to capital lease obligations of $590,000, to purchase common stock of the Company of $621,000, and repayment of long-term debt of $250,000.

Days Sales Outstanding (DSO) in accounts receivable were 76 days as of July 31, 2000 compared to 65 days as of July 31, 1999 and 70 days as of April 30, 2000.

The Company's current ratio was 1.65 to 1 and cash and investments totaled 36% of total assets at July 31, 2000 compared to a current ratio of 1.65 to 1 and cash and investments totaling 39% of total assets at July 31, 1999. The Company expects existing cash and investments, combined with cash generated from operations, to be sufficient to meet its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

On December 18, 1997, the Company's Board of Directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company's Class A common stock. On March 11, 1999, the Company's Board of Directors approved a resolution authorizing the Company to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of the Company's Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of the Company's common stock and management's assessment of the Company's liquidity and cash flow needs. Since the adoption of these resolutions, the Company has repurchased approximately 1.6 million shares of common stock at a cost of approximately $5.6 million as of July 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board "(FASB)" issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 will be effective for the Company beginning May 1, 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: (1) hedges of changes in the fair value of assets, liabilities, or firm commitments; (2) hedges of the variable cash flows of forecasted transactions; and (3) hedges of foreign currency exposures of net investments in foreign operations. The Company has not invested in derivative instruments or participated in hedging activities and, therefore, does not anticipate there will be a material impact on its results of operations or financial position from Statement No. 133 or No. 138.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. We are required to adopt the provisions of SAB 101 in our fourth quarter of fiscal 2001. We are currently reviewing the provisions of SAB 101 and have not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry-specific revenue recognition guidance, with which we believe we comply, the SEC Staff has recently informally indicated its views related to SAB 101 that may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies, including us, recording a cumulative effect of a change in accounting principles retroactive to May 1, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In the year ended July 31, 2000, the Company generated 9% of its revenues outside the United States. International sales usually are made by the Company's foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The effect of foreign exchange rate fluctuations on the Company during the quarter ended July 31, 2000 was not material.

Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by the Company's Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities at July 31, 2000 was approximately $29.5 million. Interest income on the Company's investments is carried in "Other income/(expense)."

The Company also holds cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

Many of the Company's investments carry a degree of interest rate risk. When interest rates fall, the Company's income from investments in variable-rate securities declines. When interest rates rise, the fair market value of the Company's investments in fixed-rate securities declines. In addition, the Company's investments in equity securities are subject to stock market volatility. Due in part to these factors, the Company's future investment income may fall short of expectations or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company attempts to mitigate risk by holding fixed-rate securities to maturity, but should its liquidity needs force it to sell fixed-rate securities prior to maturity, the Company may experience a loss of principal.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

         The Company is not party to any material legal proceedings

Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         There were no matters submitted to a vote of shareholders during the quarter ended July 31, 2000.

Item 5.  Other Information
-------  -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)  Exhibits:

         Exhibit No.            Description
         -----------            -----------
         27                     Financial Data Schedule

         (b) No report on Form 8-K was filed during the quarter ended July 31, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMERICAN SOFTWARE, INC.

DATE       September 10, 2000                /s/ James C. Edenfield
       ------------------------------        -----------------------------------
                                             James C. Edenfield
                                             President, Chief Executive Officer
                                             and Treasurer

DATE       September 10, 2000                /s/ Vincent C. Klinges
       -------------------------------       -----------------------------------
                                             Vincent C. Klinges
                                             Chief Financial Officer

DATE       September 10, 2000                /s/ Deirdre J. Lavender
       -------------------------------       -----------------------------------
                                             Deirdre J. Lavender
                                             Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

         Exhibit
         -------

         27.1        Financial Data Schedule