Form 10-Q
period 2000-10-31
AMERICAN SOFTWARE INC
filed 2000-12-15
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended            October 31, 2000
                              --------------------------------------------

                                      OR
[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from     ______________________________ to ___________

Commission File Number:        0-12456
                               -------------------------------------------------

                            AMERICAN SOFTWARE, INC
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

                               None
 ----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X                 No _______
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Classes                         Outstanding at December 6, 2000
--------------------------------           -------------------------------
Class A Common Stock, $.10 par value              18,685,374   Shares

Class B Common Stock, $.10 par value               4,082,289   Shares

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                   Form 10-Q

                         Quarter ended October 31,2000

                                     Index
                                     -----

                                                                                            Page
                                                                                             No.
                                                                                            ----
Part I - Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         -    Unaudited - October 31, 2000 and April 30, 2000                                  3

         Condensed Consolidated Statements of Operations
         -    Unaudited - Three Months and Six Months ended October 31, 2000                   4
              and October 31, 1999

         Condensed Consolidated Statements of Cash Flows
         -    Unaudited - Six Months ended October 31, 2000 and October 31, 1999               5

         Notes to Condensed Consolidated Financial Statements - Unaudited                   6-10

     Item 2.  Management's Discussion and Analysis of Results of Operations and
                Financial Condition                                                        11-18

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      19

Part II - Other Information                                                                   20

                         PART I FINANCIAL INFORMATION
                         ------

Item 1.  Financial Statements

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                (in thousands except share and per share data)
                                  (Unaudited)

                                                                                              October 31,          April 30,
                                                                                                  2000                2000
                                                                                            ---------------     ---------------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                                   $ 11,521           $  12,910
     Investments - current                                                                         15,753              21,457
     Trade accounts receivable, less allowance for doubtful accounts of $1,656 at October 31, 2000 and $1,739 at April 30, 2000:
                  Billed                                                                           13,416              15,233
                  Unbilled                                                                          4,243               5,143
     Deferred income taxes                                                                          1,975               1,975
     Prepaid expenses and other current assets                                                      2,509               2,099
                                                                                            ---------------     ---------------
                  Total current assets                                                             49,417              58,817

Investments - noncurrent                                                                            6,129               9,878
Property and equipment, less accumulated depreciation                                              19,242              18,614
Intangible assets, less accumulated amortization                                                   14,289              23,391
Other assets                                                                                        2,299               2,347
                                                                                            ---------------     ---------------
                                                                                                 $ 91,376           $ 113,047
                                                                                            ===============     ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                                          $ 2,109           $   1,493
     Accounts payable                                                                               5,678               3,505
     Accrued compensation and related costs                                                         3,701               4,545
     Income tax payable                                                                             2,410               3,122
     Other current liabilities                                                                      4,535               7,012
     Deferred revenue                                                                              14,168              15,936
                                                                                            ---------------     ---------------
                  Total current liabilities                                                        32,601              35,613

Obligations under capital leases, net of current portion                                            1,718                 907
Deferred income taxes                                                                               1,975               1,975
                                                                                            ---------------     ---------------
                  Total liabilities                                                                36,294              38,495
                                                                                            ---------------     ---------------
Minority interest in subsidiaries                                                                   4,238               4,846
Shareholders' equity:
     Common stock:
          Class A, $.10 par value.  Authorized 50,000,000 shares;
               Issued 21,608,243 shares at October 31, 2000 and
               21,476,284 shares at April 30, 2000                                                  2,161               2,148
          Class B, $.10 par value.  Authorized 10,000,000 shares;
               Issued and outstanding 4,082,289 shares at October 31, 2000 and
               4,086,289 shares at April 30, 2000; convertible into Class A
               shares on a one-for-one basis                                                          408                 409
          Additional paid-in capital                                                               65,977              65,241
          Other comprehensive income                                                                  243                 247
          Retained earnings                                                                          (441)             19,165
          Class A treasury stock, 2,920,854 shares at October 31, 2000
             and 2,920,854 shares at April 30, 2000, respectively                                 (17,504)            (17,504)
                                                                                            ---------------     ---------------
                  Total shareholders' equity                                                       50,844              69,706
                                                                                            ---------------     ---------------
                                                                                                 $ 91,376           $ 113,047
                                                                                            ===============     ===============

See accompanying notes to condensed consolidated financial statements - unaudited.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (in thousands except share and per share data)
                                  (Unaudited)

                                                                   Three Months Ended                     Six Months Ended
                                                                       October 31,                           October 31,
                                                             -------------------------------       ------------------------------
                                                                 2000               1999              2000              1999
                                                             -------------      ------------       -------------     ------------
Revenues:
     License fees                                                $   2,978          $  6,343          $    5,475        $  12,620
     Services                                                       12,492            15,543              25,769           31,290
     Maintenance                                                     6,059             6,296              12,329           12,507
                                                             -------------      ------------       -------------     ------------
        Total revenues                                              21,529            28,182              43,573           56,417
                                                             -------------      ------------       -------------     ------------
Cost of revenues:
     License fees                                                    1,459             1,398               2,880            2,726
     Services                                                       11,908            11,335              22,474           22,918
     Maintenance                                                     1,597             2,345               3,430            5,030
                                                             -------------      ------------       -------------     ------------
        Total cost of revenues                                      14,964            15,078              28,784           30,674
                                                             -------------      ------------       -------------     ------------

Gross margin                                                         6,565            13,104              14,789           25,743
                                                             -------------      ------------       -------------     ------------

Operating expenses:
     Research and development                                        4,148             5,085               8,650           10,206
     Less:  Capitalized development                                   (812)            2,594              (2,256)          (5,558)
     Sales and marketing                                             6,791             6,408              12,623           12,900
     General and administrative                                      3,160             3,685               6,473            7,090
     Charge for asset impairment and restructuring                  10,174               ---              10,174              ---
                                                             -------------      ------------       -------------     ------------
        Total operating expense                                     23,461            12,584              35,664           24,638

        Operating income (loss)                                    (16,896)              520             (20,875)           1,105

     Other income, net                                                 469               695                 747            1,121
     Minority interest                                                 513               (62)                522             (169)
                                                             -------------      ------------       -------------     ------------
        Income (loss) before income taxes                          (15,914)            1,153             (19,606)           2,057

     Income taxes                                                      ---               150                 ---              150
                                                             -------------      ------------       -------------     ------------

        Net income (loss)                                        $ (15,914)         $  1,003          $  (19,606)       $   1,907
                                                             =============      ============       =============     ============

     Basic net income (loss) per common share                    $    (.70)         $    .05          $     (.86)       $     .09
                                                             =============      ============       =============     ============

     Diluted net income (loss) per common share*                 $    (.70)         $    .05          $     (.86)       $     .09
                                                             =============      ============       =============     ============

     Weighted average common shares
        Outstanding:                     Basic                      22,724            21,440              22,687           21,519
                                                             =============      ============       =============     ============
                                       Diluted                      22,724            21,913              22,687           22,097
                                                             =============      ============       =============     ============

*Diluted weighted average common shares outstanding are not included in the quarter ended and six months ended October 31, 2000 calculations due to the anti-dilution of the net loss per share.

See accompanying notes to condensed consolidated financial statements - unaudited.

                                              AMERICAN SOFTWARE, INC
                             Condensed Consolidated Statements of Cash Flows (Unaudited)
                                                     (in thousands)                               Six Months Ended
                                                                                                    October 31,
                                                                                           -------------------------------
                                                                                               2000              1999
                                                                                           --------------    -------------
Cash flows from operating activities:
       Net (loss) income                                                                     $  (19,606)       $   1,907
       Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
          Depreciation and amortization                                                           5,921            5,089
          Minority interest in subsidiary (loss) income                                            (522)             169
          Net (gain) loss on investments                                                           (220)             528
          Charge for asset impairment and restructuring - non-cash portion                        9,727            -----
          Write-off of minority investment in business                                              300            -----
          Change in operating assets and liabilities:
             Purchases of trading securities                                                     (1,322)          (3,876)
             Proceeds from trading securities                                                     5,638            4,397
             Proceeds from sales and maturities of investments                                      120            2,250
             Decrease/(increase) in Accounts receivable                                           2,717              (81)
             (Increase)/decrease in Prepaid expenses and other assets                              (532)            (731)
             (Decrease)/increase in Accounts payable and other accrued liabilities               (1,860)           1,325
             (Decrease)/increase in Deferred revenue                                             (1,768)          (1,863)
             Currency translation adjustment                                                      -----                2
                                                                                           --------------    -------------
          Net cash (used in) provided by operating activities                                    (1,407)           9,116
                                                                                           --------------    -------------

Cash flows from investing activities:
     Additions to capitalized software development costs                                         (2,256)          (5,558)
     Additions to purchased computer software costs                                                (547)             (65)
     Purchase of majority interest in subsidiaries                                                 (517)            (658)
     Minority investment and additional funding in business                                        (130)            (330)
     Repurchase of common stock by subsidiary                                                     -----             (635)
     Purchases of property and equipment                                                           (998)            (897)
     Sales (purchases) of short term investments, net                                             5,238            2,356
                                                                                           --------------    -------------
          Net cash provided by (used in) investing activities                                       788           (5,787)
                                                                                           --------------    -------------

Cash flows from financing activities:
     Repayment of long-term debt                                                                  -----             (950)
     Payment of capital lease obligation                                                         (1,168)          (1,150)
     Repurchase of common stock                                                                   -----             (974)
     Proceeds from exercise of stock options                                                        374               77
     Proceeds from dividend reinvestment and stock purchase plan                                     24                3
                                                                                           --------------    -------------
          Net cash used in financing activities                                                    (770)          (2,994)
                                                                                           --------------    -------------

          Net (decrease) increase in cash and cash equivalents                                   (1,389)             335

Cash and cash equivalents at beginning of period                                             $   12,910        $  12,647
                                                                                           --------------    -------------

Cash and cash equivalents at end of period                                                   $   11,521        $  12,982
                                                                                           ==============    =============
          Cash paid for income taxes                                                         $    -----        $   -----
                                                                                           ==============    =============
          Cash paid for interest                                                             $      130        $      47
                                                                                           ==============    =============
Supplemental disclosure of noncash investing, and financing activities:
          Assumption of capital lease obligations for property and equipment                 $    2,595        $   1,145
                                                                                           ==============    =============

See accompanying notes to condensed consolidated financial statements - unaudited.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements - Unaudited
                               October 31, 2000

A.  Basis of Presentation

    The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in the 2000 Annual Report on Form 10-K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated but not necessarily indicative of future results.

B.  Comprehensive Income

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income
    (loss) have been included in the accompanying unaudited condensed consolidated financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying condensed consolidated statements of operations would be materially the same.

C.  Revenue Recognition

    The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions.

    License. License revenues in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed and determinable, there is evidence of an arrangement, and vendor specific objective evidence exists to defer any revenue related to undelivered elements of the arrangement.

    Maintenance. Maintenance fees are generally billed annually in advance and the resulting revenues are recognized ratably over the term of the maintenance agreement.

    Services. Revenues derived from services primarily include consulting, implementation, training, and managed services. Fees are billed under both time and materials and fixed fee arrangements and are recognized as the services are performed.

    The percentage-of-completion method of accounting is utilized to recognize revenue on products under development for fixed amounts. Progress under the percentage-of-completion method is measured based on management's best estimate of the cost of work completed in relation to the total cost of work to be performed under the contract. Any estimated losses on products under development for fixed amounts are immediately recognized in the condensed consolidated financial statements.

    Deferred Revenues. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                               October 31, 2000

D.  Charge for Asset Impairment and Restructuring

    For the six months ended October 31, 2000, the Company had a write-off of capitalized software ($9.5 million) and restructuring charges ($0.7 million) in the aggregate amount of $10.2 million. These charges were a result of lower than anticipated sales of our ERP products in recent periods and reduced expectations of future sales of those products. The restructuring charges were related to management actions taken to address the slowdown in ERP license fee revenue.

E.  Major Customer

    One customer accounted for 10% of the Company's total revenues and 20% of services revenues during the quarter ended October 31, 2000. The related accounts receivable balance is $1.7 million at October 31, 2000.

F.  Purchase of Majority Interest in New Generation Computing

    On July 10, 1998, the Company purchased an 80% interest in New Generation Computing, Inc., a leading software vendor that specializes in accounting and manufacturing control software for the sewn goods industry (apparel, handbags, shoes, hats, etc.). This investment was accounted for based on the purchase accounting method with the results of operations included from the date of acquisition. In August 1999, the Company purchased an additional 6.6% interest and in July 2000 another 6.6% interest, bringing the ownership interest in New Generation Computing to 93% at October 31, 2000.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                               October 31, 2000

G.  Net Income (Loss) Per Common Share

    Basic income (loss) per common share available to common shareholders are based on the weighted-average number of Class A and B common shares outstanding, since the Company considers the two classes of common stock as one class for purposes of the per share computation. Diluted income
    (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

    The numerator in calculating both basic and diluted income (loss) per common share for each year is the same. The denominator is based on the following number of common shares:

                                                                  Three Months ended         Six Months ended
                                                                      October 31,               October 31,
                                                                  2000          1999         2000        1999
                                                                ---------------------     ----------------------
                                                                         (in thousands, except per share data)
        Common Shares:
        Weighted average common shares outstanding
             Class A Shares                                        18,642      16,672         18,605      16,751
             Class B Shares                                         4,082       4,768          4,082       4,768
                                                                ---------------------     ----------------------
        Basic weighted average common shares outstanding:          22,724      21,440         22,687      21,519
                                                                ---------------------     ----------------------
        Dilutive effect of outstanding Class A common
             stock options:                                             -         473              -         578
                                                                ---------------------     ----------------------
        Total                                                      22,724      21,913         22,687      22,097
                                                                =====================     ======================

        Net (loss) income:                                      $ (15,914)   $  1,003     $  (19,607)   $  1,907

        Net (loss) income per common share:
             Basic                                              $   (0.70)   $   0.05     $    (0.86)   $   0.09
                                                                =====================     ======================
             Diluted                                            $   (0.70)   $   0.05     $    (0.86)   $   0.09
                                                                ---------------------     ----------------------


        For the three and six months ended October 31, 2000, approximately 672,114 and 456,610 stock options were excluded from the computation of diluted loss per share because they were antidilutive. For the three and six months ended October 31, 1999, options to purchase approximately 537,370 and 560,469 shares were outstanding, but were not included in the computation of diluted earnings per common share because the options exercise price was greater than the average market price of the common shares.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                               October 31, 2000

H.   Industry Segments

     The Company operates and manages its business in four segments based on software and services provided in four key product markets. First, the Enterprise Resource Planning (ERP) segment automates customers' internal financing, human resources, and manufacturing functions. Second, the Business-to-Business Collaborative Commerce (BBCC) segment provides advanced business-to-business collaborative planning and integrated logistics capabilities. Third, the Managed Services Provider (MSP) segment provides data center infrastructure, network outsourcing services, e-commerce solution hosting and monitoring, and professional services staffing. Fourth, the remaining segment (Other) is comprised of the subsidiaries of the Company that do not operate within the three segments as defined and, individually, represented less than 10% of the Company's revenues during fiscal year 2000. Intersegment charges are based on marketing and general administration services provided to the BBCC and MSP segments by the ERP segment. Intersegment charges are also based on managed services provided to the ERP and BBCC segments by the MSP segment.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                               October 31, 2000

                                                             Three Months Ended            Six Months Ended
                                                                 October 31,                   October 31,
                                                             2000          1999            2000         1999
Revenues:                                                  ----------------------       -----------------------
     Enterprise resource planning                             6,557        12,023           13,852       22,454
     Business-to-business collaborative commerce              6,612         8,555           13,533       16,923
     Managed service provider
               External customers                             4,514         5,210            8,318        9,732
               Intersegment revenues                          1,084           883            2,116        1,929
     Elimination of intersegment revenues                    (1,084)         (883)          (2,116)      (1,929)
     Other                                                    3,846         2,394            7,870        7,308
                                                           ---------    ---------       -----------   ---------
                                                             21,529        28,182           43,573       56,417

Operating income before intersegment eliminations:

     Enterprise resource planning                           (12,393)       (1,058)         (14,793)        (903)
     Business-to-business collaborative commerce             (2,853)          668           (3,935)       1,169
     Managed service provider                                (1,366)          592           (2,360)         299
     Other                                                     (284)          318              213          540
                                                           ---------    ---------       -----------   ---------
                                                            (16,896)          520          (20,875)       1,105

Intersegment eliminations:
     Enterprise resource planning                               (18)           81              (62)         313
     Business-to-business collaborative commerce                753           528            1,494        1,104
     Managed service provider                                  (735)         (609)          (1,432)      (1,417)
     Other                                                        0             0                0            0
                                                           ---------    ---------       -----------   ---------
                                                                  0             0                0            0

Operating income after intersegment eliminations:
     Enterprise resource planning                           (12,411)         (977)         (14,855)        (590)
     Business-to-business collaborative commerce             (2,100)        1,196           (2,441)       2,273
     Managed service provider                                (2,101)          (17)          (3,792)      (1,118)
     Other                                                     (284)          318              213          540
                                                           ---------    ---------       -----------   ---------
                                                            (16,896)          520          (20,875)       1,105

Capital expenditures:
     Enterprise resource planning                                18           (70)             442           24
     Business-to-business collaborative commerce                204            76              320          226
     Managed service provider                                   104           515              217          642
     Other                                                        1             2                3            5
                                                           ---------    ---------       -----------   ---------
                                                                327           523              982          897

Capitalized Software:
     Enterprise resource planning                                 0         2,058              534        3,585
     Business-to-business collaborative commerce                700           792            1,498        1,646
     Managed service provider                                     0             0                0            0
     Other                                                      112           113              224          327
                                                           ---------    ---------       -----------   ---------
                                                                812         2,963            2,256        5,558

Depreciation and amortization:
     Enterprise resource planning                             1,514           859            2,537        1,810
     Business-to-business collaborative commerce                926           889            1,756        1,584
     Managed service provider                                   783           667            1,332        1,334
     Other                                                      150           198              296          361
                                                           ---------    ---------       -----------   ---------
                                                              3,373         2,613            5,921        5,089

                                                                                        October 31,   April 30,
Identifiable assets:                                                                       2000         2000
                                                                                        -----------   ---------
     Enterprise resource planning                                                           37,435       54,240
     Business-to-business collaborative commerce                                            37,649       44,534
     Managed service provider                                                                8,758        7,016
     Other                                                                                   7,534        7,257
                                                                                        -----------   ---------
                                                                                            91,376      113,047

                            AMERICAN SOFTWARE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of the Company's software products can be affected by customer needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors, including but not limited to, changes in general economic conditions, technology and the market for the Company's products and services including economic conditions within the e-commerce markets, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of the Company's revenues as well as a number of other risk factors which could affect the future performance of the Company

OVERVIEW

American Software, Inc. ("American Software" or the "Company"), through its subsidiaries, develops, markets and supports a portfolio of software and services that deliver e-business (business over the Internet) and enterprise management solutions to the global marketplace. Our software and services are designed to bring business value to traditional businesses and e-businesses by supporting their operations over intranets, extranets, client/servers and the Internet. We launched our comprehensive suite of e-business solutions in December 1999, positioning ourself as a single source e-business solution.

We focus our e-business solutions in five major product and services groups: (i) e-intelliprise, a fully web-based Enterprise Resource Planning (ERP) solution which includes both traditional and Flow Manufacturing capabilities; (ii) e-applications, which are e-business solutions that focus on web-enabling a specific task for e-businesses; (iii) e-collaboration, provided by Logility Voyager Solutions(TM) ,which is an Internet-based suite of business-to-business collaborative commerce solutions, offered by Logility, Inc., ("Logility") a subsidiary of American Software; (iv) e-services, which are comprehensive services to support traditional and e-business solutions; and (v) e-hosting, which consists of Managed Service Provider (MSP) services provided by AmQUEST, Inc. ("AmQUEST"), a subsidiary of the Company. Our products are designed to bring rapid business value to customers and to support their transition into e-business and make existing e-businesses more effective. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance and IT hosting.

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months and the six months ended October 31, 2000 and 1999:


                                                   Percentage of                                Percentage of
                                                  Total Revenues              %                Total Revenues                %
                                             ------------------------                     -------------------------
                                                Three months ended          Change            Six months ended            Change
                                             ------------------------    ------------     -------------------------    ------------
                                                2000          1999         00 v. 99          2000           1999         00 v. 99
                                             ----------    ----------    ------------     ----------     ----------    ------------
Revenues:
   License fees                                  14%            23%          (53%)            13%            23%           (57%)
   Services                                      58             55           (20)             59             55            (18)
   Maintenance                                   28             22            (4)             28             22             (1)
                                             ----------    ----------    ------------     ----------     ----------    ------------
       Total revenues                           100            100           (24)            100            100            (23)
                                             ----------    ----------    ------------     ----------     ----------    ------------

Cost of revenues:
   License fees                                   7              5             4               7              5              6
   Services                                      55             40             5              51             41             (2)
   Maintenance                                    8              8           (32)              8              9            (32)
                                             ----------    ----------    ------------     ----------     ----------    ------------
       Total cost of revenues                    70             54            (1)             66             54             (6)
                                             ----------    ----------    ------------     ----------     ----------    ------------

Gross margin                                     30             46           (50)             34             46            (43)
                                             ----------    ----------    ------------     ----------     ----------    ------------

Operating expenses:
   Research and development                      19             18           (18%)            20             18            (15%)
   Less: Capitalized development                 (4)            (9)          (69)             (5)           (10)           (59)
   Sales and marketing                           32             23             6              29             23             (2)
   General and administrative                    15             13           (14)             15             13             (9)
   Charge for asset impairment and
restructuring                                    47             --            nm              23             --             nm
                                             ----------    ----------    ------------     ----------     ----------    ------------
       Total operating expenses                 109             45            86              82             44             45
                                             ----------    ----------    ------------     ----------     ----------    ------------

       Operating income (loss)                  (78)             2            nm             (48)             2             nm

Other income, net                                (2)             2            nm              (2)             2             nm
Minority interest
                                                 (2)            --            nm              (1)            --             nm
                                             ----------    ----------    ------------     ----------     ----------    ------------

Income (loss) before income
       taxes                                    (74)             4            nm             (45)             4             nm

Income taxes                                     --              1            --              --             --             nm
                                             ----------    ----------    ------------     ----------     ----------    ------------

       Net income (loss)                        (74)             4            nm             (45)             3             nm
                                             ==========    ==========    ============     ==========     ==========    ============

       nm - not meaningful

THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
--------------------------------------------

REVENUES

For the quarter ended October 31, 2000 revenues totaled $21.5 million, down 24% from $28.2 million in the corresponding quarter of fiscal 2000. This decrease was primarily due to a decrease in license fee revenues and, to a lesser extent, a decrease in services revenues. International revenues represented approximately 9% of total revenues in the quarter ended October 31, 2000, up from 8% the same quarter ended October 31, 1999.

LICENSES. Software license fee revenues decreased 53% to $3.0 million in the quarter ended October 31, 2000 from $6.3 million in the corresponding quarter a year ago. The decrease in license fees was a result of lower than expected post-year 2000 sales recovery due to limited distribution channels and reduced sales effectiveness of direct and indirect sales channels. License fee revenues from Logility decreased 44% to $2.3 million and constituted 76% of the total license fee revenues for the three month period ended October 31, 2000, compared to the same prior year period when they were $4.0 million and comprised 63% of license fee revenues. We expect license fee revenues in the ERP area to remain depressed during the near term.

SERVICES. Services revenues, which consist primarily of consulting, implementation, training and managed services, were $12.5 million or 20% lower than the corresponding quarter a year ago. This decrease was primarily a result of a reduction in new consulting and implementation projects due to lower prior period ERP and SCP sales. Due to the decrease in new projects for the ERP area, a reduction in services personnel occurred during the current quarter as part of our restructuring efforts. Services revenues for Logility and AmQuest constituted 15% and 36% of total services revenues, respectively, for the quarter ended October 31, 2000 and constituted 14% and 34% of total services revenues, respectively, for the quarter ended October 31, 1999. Services revenues constituted 58% and 55% of total revenues for the period ending October 31, 2000 and October 31, 1999, respectively.

MAINTENANCE. Maintenance revenues decreased 4% in the second quarter of fiscal year 2001 to $6.1 million from $6.3 million for the same prior year period. The decrease for the quarter is due to the slowdown in license fees in the prior periods. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers. The lower license fees in prior quarters will continue to have an effect on future maintenance revenues in the near term.

GROSS MARGIN:

The total gross margin in the quarter ended October 31, 2000 was 30% compared to 46% a year ago. This decrease was largely due to a decrease in the license fees gross margin to 51% this quarter compared to 78% in the same quarter a year ago, which was due to the combination of reduced total license fees in the most recent quarter and the relatively fixed amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. The gross margin on services revenues decreased to 5% compared to 27% the same quarter a year ago. This was due to the higher margin services work related to the "Year 2000" remediation being performed in the second quarter of fiscal year 2000 compared to the lower margin services work that is currently being performed. Maintenance gross margin increased to 74% when compared to 63% during the same period one year ago. This increase was primarily due to the increased maintenance revenues of Logility and the cost management efforts by the ERP area, which began in the prior fiscal year.

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                 Three Months Ended
                                                      -----------------------------------------
                                                      Oct. 31,       Percent         Oct. 31,
                                                        2000          Change           1999
                                                      ----------    -----------     -----------
Gross product development costs                         $ 4,148          (18%)         $ 5,085
      Percentage of total revenues                           19%                            18%
Less: capitalized development                              (812)          (69%)         (2,594)
      Percentage of gross prod. dev. costs                   20%                            51%
                                                      ----------    -----------     -----------
Product development expenses                            $ 3,336            34%         $ 2,491
      Percentage of total revenues                           15%                             9%

Gross product development costs decreased 18% in the quarter ended October 31, 2000 compared to the prior year. This is a result of cost containment and restructuring efforts in response to lower license fees. We expect gross product development costs to decrease slightly due to the restructuring that occurred during the current quarter. Capitalized development decreased as well by 69% for the quarter ended October 31, 2000 compared to the prior year, while the rate of capitalized development decreased to 20% from 51% for the quarter ended October 31, 2000 compared to the prior year. These reductions are also due to the cost containment and restructuring efforts, as well as a reduction in capitalizable projects. Product development expenses, as a percentage of total revenues, increased to 15% in this quarter compared to 9% in the prior year due to the decrease in total revenues and the decrease in capitalized development costs as noted above.

SALES & MARKETING. Sales and marketing expenses increased 6% to $6.8 million for the quarter ended October 31, 2000 compared to $6.4 million for the same period a year ago. This increase is due primarily to the increased expenditures related to trade shows and the hiring of sales and marketing personnel by Logility. As a percentage of total revenues, sales and marketing expenses were 32% for the quarter ended October 31, 2000 compared to 23% for the quarter ended October 31, 1999. We anticipate that sales and marketing expenses will increase as we pursue increased market share in the e-business arena.

GENERAL & ADMINISTRATIVE. General and administrative expenses decreased 14% to $3.2 million for the quarter ended October 31, 2000 compared to $3.7 million for the same period last year as a result of the continued management of these expenses, such as a reduction in the number of employees. During the quarter the average number of employees was 621 compared to 698 during the same period a year ago. As a percentage of total revenues, general and administrative expenses were 15% for the quarter ended October 31, 2000 compared to 13% for the quarter ended October 31, 1999.

CHARGE FOR ASSET IMPAIRMENT AND RESTRUCTURING. For the quarter ended October 31, 2000, the Company incurred a charge against earnings of $10.2 million. This charge was a result of the write-off of certain capitalized software development costs in the amount of $9.5 million, and restructuring charge of $728,000. These charges were a result of lower than anticipated sales of our ERP products in recent periods and reduced expectations of future sales of those products. We believe the charge for the asset impairment will bring the amount of capitalized software in line with the revised forecasts of future ERP sales. The restructuring charge is the result of severence expenses for approximately 70 employees in Sales, Marketing, Services and Research and Development. A non-cash charge of approximately $261,000 was included in the $728,000 restructuring expense. We believe a future reduction in expenses related to the restructure charge, will be offset by decreased revenues in ERP.

OTHER INCOME. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary's earnings (loss). Other income increased to $982,000 in the quarter ended October 31, 2000 compared to $633,000 for the same period a year ago. This increase is primarily related to Logility's losses in the current period, which resulted in a minority interest benefit of $513,000, compared to a minority interest charge of $62,000 in the same prior year period.

INCOME TAXES. For the quarter ended October 31, 2000, we did not record any income taxes as a result of operating losses incurred in prior periods. For the quarter ended October 31, 1999 an income tax expense of $150,000 was recorded based on an estimated tax liability.

SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999
------------------------------------------

REVENUES

Revenues for the six months ended October 31, 2000 totaled $43.6 million, down 23% from $56.4 million in the prior year period. International revenues represented approximately 9% for the six months ended October 31, 2000 compared to approximately 8% for the same period a year ago.

LICENSES. For the six months ended October 31, 2000, license fee revenues decreased 57% from a year ago. We continued to experience lower license fee sales due to reduced sales effectiveness by our direct and indirect sales channels, as well as Logility's. We expect license fee revenues in the ERP area to remain depressed during the near term. License fee revenues from Logility decreased 50% to $4.1 million and constituted 75% of the total license fee revenues for the six month period, compared to the same prior year period when they were $8.3 million and constituted 66% of the total license fee revenues.

SERVICES. Services revenues were $25.8 million or 18% lower than the corresponding six month period. This decrease was primarily a result of a reduction in new consulting and implementation projects due to lower prior period ERP sales. Services revenues for Logility and AmQuest, constituted 17% and 32% of total services revenues, respectively, for the six months ended October 31, 2000 and constituted 13% and 31% of total services revenues, respectively, for the six months ended October 31, 1999. Services revenues constituted 59% and 55% of total revenues for the six month period ending October 31, 2000 and October 31, 1999, respectively.

MAINTENANCE. For the six months ended October 31, 2000, maintenance revenues decreased 1%, to $12.3 million compared to $12.5 million in the prior year period. The decrease for the year-to-date is due to the slowdown in license fees in the prior periods. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers.

GROSS MARGIN:

For the six months ended October 31, 2000, the gross margin was 34% compared to 46% for the same period a year ago. This decrease was largely due to a decrease in the license fees gross margin to 47% compared to 78% in the prior six month period which was due to the combination of reduced total license fees in the most recent six month period and the relatively fixed amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. The gross margin on services revenues decreased to 13% compared to 27% in the same period a year ago. This is due to the higher margin services work related to the "Year 2000" remediation being performed in the first and second quarters of fiscal year 2000 compared to the lower margin services work that is currently being performed. Maintenance gross margin increased to 72% when compared to 60% during the same period one year ago. This increase was primarily due to the increased maintenance revenues of Logility and the cost management efforts by the ERP area that were begun in the prior fiscal year.

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                 Six Months Ended
                                                     ------------------------------------------
                                                      Oct. 31,       Percent         Oct. 31,
                                                        2000          Change           1999
                                                     -----------    -----------     -----------
Gross product development costs                         $ 8,650          (15%)        $ 10,206
      Percentage of total revenues                          20%                            18%
Less: capitalized development                           (2,257)          (59%)         (5,558)
      Percentage of gross prod. dev. Costs                  26%                            55%
                                                     -----------    -----------     -----------
Product development expenses                            $ 6,393            38%         $ 4,648
      Percentage of total revenues                          15%                             8%

Gross product development costs decreased 15% for the six months ended October 31, 2000 primarily as a result of cost reduction efforts in response to the lower license fees. Capitalized development decreased 59% for the six months ended, while the rate of capitalized development decreased to 26% from 55% for the six months ended due to the cost reduction efforts, as well as the reduction in capitalized projects. Product development expenses, as a percentage of total revenues, increased to 15% from 8% for the six months ended October 31, 2000 primarily as a result of the decrease in total revenues and the reduction in capitalized development costs as noted above.

SALES & MARKETING. Sales and marketing expenses decreased 2% to $12.6 million for the six months ended October 31, 2000. As a percentage of total revenues, sales and marketing expenses were 29% for the six months ended October 31, 2000 when compared to 23% for the comparable period last year. This increase is due to the decrease in revenues.

GENERAL & ADMINISTRATIVE. General and administrative expenses decreased 9% to $6.5 million for six months ended October 31, 2000 compared to $7.1 million for the same prior year period. This decrease was due to the continued management of these expenses as well as the reduction in the number of employees. For the six months ended October 31, 2000, the average number of employees was approximately 645, compared to approximately 688 for the six months ended October 31, 1999.

CHARGE FOR ASSET IMPAIRMENT AND RESTRUCTURING. For the six months ended October 31, 2000, the Company incurred a charge against earnings of $10.2 million. This charge was a result of the write-off of certain capitalized software development costs in the amount of $9.5 million, and restructuring charge of $728,000. These charges were a result of lower than anticipated sales of our ERP products in recent periods and reduced expectations of future sales of those products. We believe the charge for the asset impairment will bring the amount of capitalized software in line with the revised forecasts of future ERP sales. The restructuring charge is the result of severence expenses for approximately 70 employees in Sales, Marketing, Services and Research and Development. We believe a future reduction in expenses related to the restructure charge, will be offset by decreased revenues in ERP.

OTHER INCOME. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary's earnings (loss). For the six month period ended October 31, 2000, Other Income increased 33% to $1.3 million from $952,000 for the comparable six month period last year. This increase is primarily related to the Logility's losses in the current six month period, which resulted in a minority interest benefit of $522,000, compared to a minority interest charge of $169,000 in the same prior year period.

INCOME TAXES. For the six months ended October 31, 2000, we did not record any income taxes as a result of operating losses incurred in prior periods. In the prior year six month period income tax expense in the amount of $150,000 was recorded based on an estimate for our tax liability for the fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

Our operating activities used cash of approximately $1.4 million in the six months ended October 31, 2000, and provided cash of approximately $9.1 million in the same period last year. The cash used by operations during the six months ended October 31, 2000, is primarily attributable to a net loss of $19.6 million, a decrease in accounts payable and other accrued liabilities of $1.9 million, a decrease in deferred revenue of $1.8 million, the purchase of trading securities in the amount of $1.3 million, an increase in prepaid expenses and other assets of $532,000 and a decrease in minority interest in subsidiary loss of $522,000. This was partially offset by a non-cash charge of $9.7 million for asset impairment, non-cash depreciation and amortization expense of $5.9 million, proceeds from trading securities of $5.6 million, and a decrease in accounts receivable of $2.7 million. The cash provided by operations during the same period in the prior year was primarily attributable to non-cash depreciation and amortization expense of $5.1 million, proceeds from trading securities of $4.4 million, proceeds from sales and maturities from investments of $2.3 million, net income of $1.9 million, an increase in accounts payable of $1.3 million and a net loss on investments of $528,000. This was partially offset by the purchase of trading securities in the amount of $3.9 million, a decrease in deferred revenue of $1.9 million, and an increase in prepaid expenses and other assets of $731,000.

Cash provided by investing activities was approximately $788,000 for the six months ended October 31, 2000 and cash used in investing activities was approximately $5.8 million in the same period of the prior year. For the period ending October 31, 2000 cash was provided by the sale of short-term investments in the amount of $5.2 million. This was substantially offset by capitalized software development costs of $2.3 million, the purchase of property and equipment of approximately $1.0 million, purchased software in the amount of $547,000 and the purchase of majority interest in subsidiary of $517,000. Cash used for the same period of the prior year was primarily for capitalized software of approximately $5.6 million, the purchase of property and equipment of $897,000, purchase of majority interest in New Generation

Computing for $658,000, the repurchase of Logility common stock for $635,000 and minority investment in business for $330,000. This was primarily offset by purchase of short-term investments of $2.4 million.

Item 2. Management's Discussion and Analysis (continued)

Cash used in financing activities was approximately $770,000 and $3.0 million for the six months ended October 31, 2000 and 1999, respectively. Cash used during the six months ended October 31, 2000 was for the payment of capital lease obligation in the amount of approximately $1.2 million. This was partially offset by the proceeds from the exercise of stock options in the amount of $374,000. Cash used during the six months ended October 31, 1999 was used for the payment of capital lease obligation in the amount of $1.2 million, the purchase of common stock of the Company in the amount of $974,000 and the repayment of long-term debt in the amount of $950,000.

Days Sales Outstanding in accounts receivable was 74 days as of October 31, 2000, compared to 66 days as of October 31, 1999.

Our current ratio was 1.5 to 1 and cash and investments totaled 37% of total assets at October 31, 2000 compared to 1.65 to 1 and cash and investments representing 39% of total assets at October 31, 1999. Our principal sources of liquidity are our cash and investments, which totaled approximately $33.4 million at October 31, 2000. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

On December 18, 1997, the Company's Board of Directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company's Class A common stock. On March 11, 1999, the Company's Board of Directors approved a resolution authorizing the Company to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of the Company's Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of the Company's common stock and management's assessment of the Company's liquidity and cash flow needs. Since the adoption of these resolutions, the Company has repurchased approximately 1.6 million shares of common stock at a cost of approximately $5.6 million as of October 31, 2000.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. We are required to adopt the provisions of SAB 101 in our fourth quarter of fiscal 2001. We are currently reviewing the provisions of SAB 101 and have not fully assessed the impact of its adoption. In October 2000, the SEC issued further guidance with respect to adoption of specific issues addressed by SAB 101. Management does not believe the adoption of SAB 101 will have a material effect on the Company's consolidated financial position of results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In the quarter ended October 31, 2000, the Company generated 9% of its revenues outside the United States. International sales usually are made by the Company's foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The effect of foreign exchange rate fluctuations on the Company during the quarter ended October 31, 2000 was not material.

Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by the Company's Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities at October 31, 2000 was approximately $21.9 million. Interest income on the Company's investments is carried in "Other income/(expense)."

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

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
------    -----------------

          The Company is not party to any material legal proceedings

Item 2.   Changes in Securities and Use of Proceeds
------
          Not applicable.

Item 3.   Defaults Upon Senior Securities
------    -------------------------------

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          (a) The Company held its 2000 Annual Meeting of Shareholders on August 24, 2000.
          (b)  Not applicable
          (c) At the Company's 2000 Annual Meeting of Shareholders, the only Shareholder votes taken were on the election of directors and the adoption of the new 2001 Stock Option Plan. The following are the results of the elections, in which there was no opposition, for each nominee for election:
               David H. Gambrell: Votes for: 13,972,986; votes withholding authority to vote for: 3,061,116.
               Thomas R. Williams: Votes for: 15,303,691; votes withholding authority to vote for: 1,730,411
               James C. Edenfield: Votes for: 4,431,137; votes against: 0
               Thomas L. Newberry: Votes for: 4,431,137; votes against: 0
               2001 Stock Option Plan: Votes for: 4,431,137; votes against:
               670,813; votes abstaining: 5,870.
          (d)  Not applicable.

Item 5.   Other Information
-------   -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)  Exhibits:

              Exhibit No.            Description
              -----------            -----------
              27.1                   Financial Data Schedule

              (b) No report on Form 8-K was filed during the quarter ended
                  October 31, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMERICAN SOFTWARE, INC.

DATE    December 14, 2000                     /s/ James C. Edenfield
      -----------------------------           ---------------------------
                                              James C. Edenfield
                                              President, Chief Executive Officer
                                              and Treasurer

DATE    December 14, 2000                     /s/ Vincent C. Klinges
      -----------------------------           ---------------------------
                                              Vincent C. Klinges
                                              Chief Financial Officer

DATE    December 14, 2000                     /s/ Deirdre J. Lavender
      ------------------------------          ---------------------------
                                              Deirdre J. Lavender
                                              Controller and Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

          Exhibit
          -------

          27.1       Financial Data Schedule