Form 10-Q
period 2001-01-31
AMERICAN SOFTWARE INC
filed 2001-03-16
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended            January 31, 2001
                              -------------------------------------------------


                                      OR
[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________

Commission File Number:    0-12456
                           -----------------------------------------------------


                            AMERICAN SOFTWARE, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Georgia                                                     58-1098795
------------------------------------                        -------------------------------------
(State or other jurisdiction of                             (IRS Employer Identification Number)
 incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia                          30305
-------------------------------------------------                       -----------
(Address of principal executive offices)                                 (Zip Code)

                                (404) 261-4381
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Classes                             Outstanding at March 12, 2001
-----------------------------------              -----------------------------
Class A Common Stock, $.10 par value                   18,692,250 Shares

Class B Common Stock, $.10 par value                    4,082,289 Shares

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                   Form 10-Q

                        Quarter ended January 31, 2001

                                     Index
                                     -----

                                                                                                   Page
                                                                                                    No.
                                                                                                   ----
Part I - Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets

         -    Unaudited - January 31, 2001 and April 30, 2000                                        3

         Condensed Consolidated Statements of Operations

         -    Unaudited - Three Months and Nine Months ended January 31, 2001
              and 2000                                                                               4

         Condensed Consolidated Statements of Cash Flows

         -    Unaudited - Nine Months ended January 31, 2001 and January 31, 2000                    5

         Notes to Condensed Consolidated Financial Statements - Unaudited                         6-10

     Item 2.  Management's Discussion and Analysis of Results of Operations and
                Financial Condition                                                              11-19

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            20

Part II - Other Information                                                                         21

                         PART I FINANCIAL INFORMATION
                         ------

                             Financial Statements
                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                (In thousands except share and per share data)
                                  (Unaudited)

                                                                                               January 31,              April 30,
                                                                                                  2001                    2000
                                                                                            -----------------        ---------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                                  $   9,188               $  12,910
     Investments - current                                                                         16,104                  21,457
     Trade accounts receivable, less allowance for doubtful accounts of $1,656 at January 31, 2001 and $1,739 at April 30, 2000:
                  Billed                                                                           12,145                  15,233
                  Unbilled                                                                          3,008                   5,143
     Deferred income taxes                                                                          1,975                   1,975
     Prepaid expenses and other current assets                                                      1,895                   2,099
                                                                                                ---------               ---------
                  Total current assets                                                             44,315                  58,817

Investments - noncurrent                                                                            5,396                   9,878
Property and equipment, less accumulated depreciation                                              17,977                  18,614
Intangible assets, less accumulated amortization                                                   13,960                  23,391
Other assets                                                                                        1,682                   2,347
                                                                                                ---------               ---------
                                                                                                $  83,330               $ 113,047
                                                                                                =========               =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                                        $   1,870               $   1,493
     Accounts payable                                                                               3,564                   3,505
     Accrued compensation and related costs                                                         3,885                   4,545
     Income tax payable                                                                             1,215                   3,122
     Other current liabilities                                                                      4,954                   7,012
     Deferred revenue                                                                              13,803                  15,936
                                                                                                ---------               ---------
                  Total current liabilities                                                        29,291                  35,613

Obligations under capital leases, net of current portion                                            1,346                     907
Deferred income taxes                                                                               1,975                   1,975
                                                                                                ---------               ---------
                  Total liabilities                                                                32,612                  38,495
                                                                                                ---------               ---------
Minority interest in subsidiaries                                                                   3,782                   4,846
Shareholders' equity:
     Common stock:
          Class A, $.10 par value.  Authorized 50,000,000 shares;
               Issued 21,617,438 shares at January 31, 2001 and
               21,476,284 shares at April 30, 2000                                                  2,162                   2,148
          Class B, $.10 par value.  Authorized 10,000,000 shares;
               Issued and outstanding 4,082,289 shares at January 31, 2001 and
               4,086,289 shares at April 30, 2000; convertible into Class A
               shares on a one-for-one basis                                                          408                     409
          Additional paid-in capital                                                               65,946                  65,241
          Other comprehensive income                                                                  244                     247
          Retained earnings                                                                        (4,320)                 19,165
          Class A treasury stock, 2,925,188 shares at January 31, 2001
               and 2,925,188 shares at April 30, 2000, respectively                               (17,504)                (17,504)
                                                                                                ---------               ---------
                  Total shareholders' equity                                                       46,936                  69,706
                                                                                                ---------               ---------
                                                                                                $  83,330               $ 113,047
                                                                                                =========               =========

See accompanying notes to condensed consolidated financial statements - unaudited.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (In thousands except share and per share data)
                                  (Unaudited)

                                                    Three Months Ended                   Nine Months Ended
                                                       January 31,                          January 31,
                                             ---------------------------------   -----------------------------------
                                                   2001             2000               2001               2000
                                             ----------------  ---------------   ----------------   ----------------
Revenues:
    License                                  $     3,356       $     5,537       $      8,831       $     18,157
    Services and other                            12,763            13,884             38,532             45,174
    Maintenance                                    5,763             6,382             18,092             18,889
                                             -----------       -----------       ------------       ------------
       Total Revenues                             21,882            25,803             65,455             82,220
                                             -----------       -----------       ------------       ------------

Cost of Revenues:
    License                                        1,652             1,394              4,532              4,120
    Services and other                            11,556            11,203             34,030             34,121
    Maintenance                                      963             2,436              4,393              7,466
                                             -----------       -----------       ------------       ------------
       Total Cost of Revenues                     14,171            15,033             42,955             45,707
                                             -----------       -----------       ------------       ------------
Gross Margin                                       7,711            10,770             22,500             36,513
                                             -----------       -----------       ------------       ------------
Operating expenses:
    Research and development                       3,516             4,773             12,166             14,979
    Less: capitalized development                   (619)           (2,594)            (2,875)            (8,152)
    Sales and marketing                            5,140             5,949             17,763             18,849
    General and administrative                     4,217             3,361             10,328             10,370
    Provision for doubtful accounts                1,464               152              1,826                233
    Charge for asset impairment and
    restructuring                                    242                 -             10,416                  -
                                             -----------       -----------       ------------       ------------
       Total operating expenses                   13,961            11,641             49,624             36,279
                                             -----------       -----------       ------------       ------------

Operating income (loss)                           (6,250)             (871)           (27,124)               234
                                             -----------       -----------       ------------       ------------

    Other income                                     474               625              1,554              1,746
    Loss on investments                           (1,009)                              (1,342)
    Minority interest                                487              (172)             1,009               (341)
                                             -----------       -----------       ------------       ------------
Income (loss) before taxes                        (6,297)             (418)           (25,903)             1,639

Income taxes                                       2,421                 -              2,421               (150)
                                             -----------       -----------       ------------       ------------
Net Income (loss)                            $    (3,880)      $      (418)      $    (23,486)      $      1,489
                                             ===========       ===========        ===========       ============
Basic net income (loss) per common share     $     (0.17)      $     (0.02)      $      (1.03)      $       0.07
                                             ===========       ===========        ===========       ============
Diluted net income (loss) per common
 share*                                      $     (0.17)      $     (0.02)      $      (1.03)      $       0.07
                                             ===========       ===========        ===========       ============

Weighted average common shares outstanding:

                                      Basic       22,771            21,476             22,715             21,559
                                             ===========       ===========        ===========       ============
                                    Diluted       22,771            21,476             22,715             22,764
                                             ===========       ===========        ===========       ============

*Diluted weighted average common shares outstanding are not included in the quarter ended and nine months ended January 31, 2001 and the quarter ended January 31, 2000 calculations due to the anti-dilution of the net loss per share.

See accompanying notes to condense consolidated financial statements - unaudited.

                            AMERICAN SOFTWARE, INC
          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                (in thousands)                                                          Nine Months Ended
                                                                                                           January 31,
                                                                                                  -------------------------------
                                                                                                       2001              2000
                                                                                                  --------------    --------------
Cash flows from operating activities:

       Net (loss) income                                                                             $(23,486)          $  1,489
       Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
          Depreciation and amortization                                                                 9,050              7,575
          Provision for (recovery of) doubtful accounts                                                 1,826                233
          Income tax benefit - non-cash portion                                                        (1,713)             -----
          Minority interest in subsidiaries (loss) income                                              (1,009)               341
          Net (gain) loss on investments                                                                 (142)             -----
          Charge for asset impairment and restructuring - non-cash portion                              9,712              -----
          Loss on impairment of cost method investments and majority owned subsidiary                   1,342              -----
          Change in operating assets and liabilities:
             Purchases of trading securities                                                           (1,491)            (8,550)
             Proceeds from trading securities                                                           5,696              5,464
             Proceeds from sales and maturities of investments                                            273              5,954
             Decrease/(increase) in Accounts receivable                                                 3,397                160
             Decrease/(increase) in Prepaid expenses and other assets                                    (474)              (560)
             (Decrease)/increase in Accounts payable and other accrued liabilities                     (3,366)             2,264
             (Decrease)/increase in Deferred revenue                                                   (2,133)            (1,351)
                                                                                                     --------           --------
          Net cash (used in) provided by operating activities                                          (2,538)            13,019
                                                                                                     --------           --------

Cash flows from investing activities:

     Additions to capitalized software development costs                                               (2,875)            (8,152)
     Additions to purchased computer software costs                                                      (616)               (98)
     Purchase of majority interest in subsidiaries                                                       (517)              (658)
     Minority investment and additional funding in business                                             -----               (423)
     Repurchase of common stock by subsidiary                                                            (105)              (736)
     Purchases of property and equipment                                                               (1,267)            (1,462)
     Sales (purchases) of short term investments, net                                                   5,500             (3,305)
                                                                                                     --------           --------
          Net cash provided by (used in) investing activities                                             120            (14,834)
                                                                                                     --------           --------

Cash flows from financing activities:

     Repayment of long-term debt                                                                        -----               (950)
     Payment of capital lease obligation                                                               (1,721)            (1,701)
     Repurchase of common stock                                                                         -----             (1,256)
     Proceeds from exercise of stock options                                                              382              1,349
     Proceeds from dividend reinvestment and stock purchase plan                                           35                  3
                                                                                                     --------           --------
          Net cash used in financing activities                                                        (1,304)            (2,555)
                                                                                                     --------           --------

          Net (decrease) increase in cash and cash equivalents                                         (3,722)            (4,370)

Cash and cash equivalents at beginning of period                                                     $ 12,910           $ 21,567
                                                                                                     --------           --------

Cash and cash equivalents at end of period                                                           $  9,188           $ 17,197
                                                                                                     ========           ========
     Cash paid for income taxes                                                                      $ ------           $     11
                                                                                                     ========           ========
     Cash paid for interest                                                                          $    130           $  -----
                                                                                                     ========           ========
Supplemental disclosure of noncash investing, and financing activities:
          Assumption of capital lease obligations for property and equipment                         $  2,537           $  1,718
                                                                                                     ========           ========

See accompanying notes to condense consolidated financial statements - unaudited.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements - Unaudited
                               January 31, 2001

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

B.     Comprehensive Income

       We have adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income (loss) have been included in the accompanying unaudited condensed consolidated financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying condensed consolidated statements of operations would be materially the same.

C.     Revenue Recognition

       We recognize revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions.

       License. License revenues in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists to defer any revenue related to undelivered elements of the arrangement.

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

       The percentage-of-completion method of accounting is utilized to recognize revenue on service implementation projects for fixed amounts. Progress under the percentage-of-completion method is measured based on management's best estimate of the cost of work completed in relation to the total cost of work to be performed under the contract. Any estimated losses on services implementation projects for fixed amounts are immediately recognized in the condensed consolidated financial statements.

       Deferred Revenues. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                               January 31, 2001


D.     Charge for Asset Impairment and Restructuring

       For the nine months ended January 31, 2001, we wrote-off of capitalized software ($9.5 million) and incurred restructuring charges ($0.9 million) in the aggregate amount of $10.4 million. The $9.5 million charge was primarily the result of lower than anticipated sales of our ERP products in recent periods. We have reduced our workforce by approximately 110 employees and we do not anticipate any future staff reductions. Included in the $0.9 million restructuring charge was a non-cash charge of approximately $269,000. All expenses related to this restructuring charge have been fully recorded and no related accruals remain.

E.     Major Customer

       One customer accounted for 9% of our total revenues and 14% of services revenues during the quarter ended January 31, 2001. The related accounts receivable balance is $2.2 million at January 31, 2001.

F.     Purchase of Majority Interest in New Generation Computing

       On July 10, 1998, we purchased an 80% interest in New Generation Computing, Inc., a leading software vendor that specializes in accounting and manufacturing control software for the sewn goods industry (apparel, handbags, shoes, hats, etc.). This investment was accounted for based on the purchase accounting method with the results of operations included from the date of acquisition. In August 1999, we purchased an additional 6.6% interest and in July 2000 another 6.6% interest, bringing our ownership interest in New Generation Computing to 93% at January 31, 2001.

G.     Industry Segments

       We operate and manage our business in four segments based on software and services provided in four key product markets. First, the Enterprise Resource Planning (ERP) segment automates customers' internal financing, human resources, and manufacturing functions. Second, the Business-to-Business Collaborative Commerce (BBCC) segment provides advanced business-to-business collaborative planning and integrated logistics capabilities. Third, the Managed Services Provider (MSP) segment provides data center infrastructure, network outsourcing services, e-commerce solution hosting and monitoring, and professional services staffing. Fourth, the remaining segment (Other) is comprised of the subsidiaries of ours that do not operate within the three segments as defined and, individually, represented less than 10% of our revenues during fiscal years 2001 and 2000. Intersegment charges are based on marketing and general administration services provided to the BBCC and MSP segments by the ERP segment. Intersegment charges are also based on managed services provided to the ERP and BBCC segments by the MSP segment.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                               January 31, 2001


H.     Net Income (Loss) Per Common Share

       Basic income (loss) per common share available to common shareholders is based on the weighted-average number of Class A and B common shares outstanding, since we consider the two classes of common stock as one class for purposes of the per share computation. Diluted income (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

       The numerator in calculating both basic and diluted income (loss) per common share for each year is the same. The denominator is based on the following number of common shares:



                                                       Three Months ended    Nine Months ended
                                                          January 31,            January 31,
                                                        2001       2000        2001      2000
                                                     ---------------------   ------------------
                                                        (in thousands, except per share data)
Common Shares:

Weighted average common shares outstanding
   Class A Shares                                       18,689     16,723      18,633    16,753
   Class B Shares                                        4,082      4,753       4,082     4,753
                                                     ---------   --------    --------  --------
Basic weighted average common shares outstanding:       22,771     21,476      22,715    21,506
                                                     ---------   --------    --------  --------
Dilutive effect of outstanding Class A common
   stock options:                                            -          -           -     1,258
                                                     ---------   --------    --------  --------
Total                                                   22,771     21,476      22,715    22,764
                                                     =========   ========    ========  ========

Net (loss) income:                                    $ (3,880)   $  (418)  $ (23,486)  $ 1,489

Net (loss) income per common share:
   Basic                                              $  (0.17)   $ (0.02)  $   (1.03)  $  0.07
                                                     =========   ========    ========  ========
   Diluted                                            $  (0.17)   $ (0.02)  $   (1.03)  $  0.07
                                                     ---------   --------    --------  --------

For the three months ended January 31, 2001 and 2000, approximately 3,588,986 and 84,513 stock options and for nine months ended January 31, 2001, approximately 685,615 stock options were excluded from the computation of diluted loss per share because they were anti-dilutive. For the nine months ended January 31, 2000 options to purchase approximately 1,431,396 shares were outstanding, but were not included in the computation of diluted earnings per common share because the options exercise price was greater than the average market price of the common shares.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                January 31, 2001

                                                                 Three Months Ended            Nine Months Ended
                                                                      January 31,                  January 31,
                                                                  2001          2000           2001             2000
                                                                ---------------------         ----------------------
Revenues:
   Enterprise resource planning                                  7,081         8,544           21,602          35,074
   Business-to-business collaborative commerce                   6,485         8,513           20,018          25,436
   Managed service provider
     External customers                                          4,253         4,683           11,901          14,402
     Intersegment revenues                                         847         1,074            2,963           3,003
   Elimination of intersegment revenues                           (847)       (1,074)          (2,963)         (3,003)
   Other                                                         4,064         4,063           11,933           7,308
                                                              --------       -------          -------         -------
                                                                21,882        25,803           65,455          82,220

Operating income before intersegment
   eliminations:
   Enterprise resource planning                                  (489)        (1,711)         (15,282)         (2,297)
   Business-to-business collaborative commerce                 (3,104)           944           (7,039)          2,112
   Managed service provider                                    (2,356)          (422)          (4,715)           (121)
   Other                                                         (300)           318              (87)            540
                                                             --------       --------          -------        --------
                                                               (6,250)          (871)         (27,124)            234

Intersegment eliminations:
   Enterprise resource planning                                  (214)           160             (275)            473
   Business-to-business collaborative commerce                    667            632            2,161           1,736
   Managed service provider                                      (453)          (792)          (1,885)         (2,209)
   Other                                                            0              0                0               0
                                                             --------       --------         -------         --------
                                                                    0              0                0               0

Operating income after intersegment eliminations:
   Enterprise resource planning                                  (703)        (1,551)         (15,558)         (1,824)
   Business-to-business collaborative commerce                 (2,437)         1,576           (4,878)          3,848
   Managed service provider                                    (2,809)        (1,214)          (6,601)         (2,330)
   Other                                                         (300)           308              (87)            540
                                                             --------       --------         -------         --------
                                                               (6,250)          (871)         (27,124)            234

Capital expenditures:
   Enterprise resource planning                                   132            366              691             721
   Business-to-business collaborative commerce                     20            141              241             354
   Managed service provider                                       108             87              325             380
   Other                                                            8              4               11               7
                                                              --------       --------         -------         -------
                                                                  268            598            1,268           1,462

Capitalized Software:
   Enterprise resource planning                                     0          1,608              534           5,195
   Business-to-business collaborative commerce                    506            873            2,004           2,518
   Managed service provider                                         0              0                0               0
   Other                                                          113            113              337             439
                                                              --------       --------         -------         -------
                                                                  619          2,594            2,875           8,152

Depreciation and amortization:
   Enterprise resource planning                                 1,157            828            3,995           2,485
   Business-to-business collaborative commerce                    847            929            2,603           2,513
   Managed service provider                                       834            667            2,165           2,001
   Other                                                          137            215              287             576
                                                             --------       --------          -------         -------
                                                                2,975          2,639            9,050           7,575

                                                                                             January 31,      April 30,
Identifiable assets:                                                                            2001            2000
                                                                                             ---------      ----------
   Enterprise resource planning                                                                30,930          54,240
   Business-to-business collaborative commerce                                                 36,089          44,534
   Managed service provider                                                                     8,758           7,016
   Other                                                                                        7,553           7,257
                                                                                             ---------      ----------
                                                                                               83,330         113,047

Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of our software products can be affected by customer needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors, including but not limited to, changes in general economic conditions, technology and the market for our products and services including economic conditions within the e-commerce markets, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of our revenues as well as a number of other risk factors which could affect our future performance.

OVERVIEW

American Software, Inc. ("American Software"), through its subsidiaries, develops, markets and supports a portfolio of software and services that deliver e-business (business over the Internet) and enterprise management solutions to the global marketplace. Our software and services are designed to bring business value to traditional businesses and e-businesses by supporting their operations over intranets, extranets, client/servers and the Internet. We launched our comprehensive suite of e-business solutions in December 1999, positioning ourselves as a single source e-business solution.

We focus our e-business solutions in five major product and services groups: (i) e-intelliprise, a fully web-based Enterprise Resource Planning (ERP) solution which includes both traditional and Flow Manufacturing capabilities; (ii) e-applications, which are e-business solutions that focus on web-enabling a specific task for e-businesses; (iii) e-collaboration, provided by Logility Voyager Solutions(TM), which is an Internet-based suite of business-to-business collaborative commerce solutions, offered by Logility, Inc., ("Logility") a subsidiary of American Software; (iv) e-services, which are comprehensive services to support traditional and e-business solutions; and (v) e-hosting, which consists of Managed Service Provider (MSP) services provided by AmQUEST, Inc. ("AmQUEST"), one of our subsidiaries. Our products are designed to bring rapid business value to customers and to support their transition into e-business and make existing e-businesses more effective. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance and IT hosting.

The following table sets forth-certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months and the nine months ended January 31, 2001 and 2000:


                                                   Percentage of                                 Percentage of
                                                  Total Revenues               %                Total Revenues               %
                                             --------------------------                     ------------------------
                                                Three months ended           Change            Nine months ended           Change
                                             --------------------------    -----------      ------------------------    ------------
                                                2001            2000        01 v. 00           2001           2000        01 v. 00
                                             -----------    -----------    -----------      ----------     ---------    ------------
Revenues:
   License fees                                   15%           21%            (39%)             13%            22%          (51%)
   Services                                       58            54              (8)              59             55           (15)
   Maintenance                                    26            25             (10)              28             23            (4)
                                             -----------    -----------    -----------      ----------     ---------    ------------
            Total revenues                       100           100             (15)             100            100           (20)
                                             -----------    -----------    -----------      ----------     ---------    ------------

Cost of revenues:
   License fees                                    8             5              19                7              5            10
   Services                                       53            43               3               52             42           ---
   Maintenance                                     4             9             (60)               7              9           (41)
                                             -----------    -----------    -----------      ----------     ---------    ------------
             Total cost of revenues               65            58              (6)              66             56            (6)
                                             -----------    -----------    -----------      ----------     ---------    ------------
Gross margin                                      35            42             (28)              34             44           (38)
                                             -----------    -----------    -----------      ----------     ---------    ------------

Operating expenses:
   Research and development                       16            18             (26)              19             18           (19)
   Less: Capitalized development                  (3)          (10)            (76)              (4)           (10)          (65)
   Sales and marketing                            23            23             (14)              27             23            (6)
   General and administrative                     19            13              25               16             13            --
   Provision for doubtful accounts                 7             1             863                3             --           684
   Charge for asset impairment and
    restructuring                                  1            --              nm               16             --            nm
                                             -----------    -----------    -----------      ----------     ---------    ------------
            Total operating expenses              64            45              20               76             44            37
                                             -----------    -----------    -----------      ----------     ---------    ------------

            Operating income (loss)              (29)           (3)             nm              (42)             0            nm

Other income, net                                 (2)            2              nm                1              2           (88)
Minority interest                                  2            (1)             nm                1             --            nm
                                             -----------    -----------    -----------      ----------     ---------    ------------
Income (loss) before income taxes                (29)           (2)             nm              (40)             2            nm

Income taxes                                      11            --              --                4             --            nm
                                             -----------    -----------    -----------      ----------     ---------    ------------
          Net income (loss)                      (18)           (2)             nm              (36)             2            nm
                                             ===========    ===========    ===========      ==========     =========    ============
          nm - not meaningful

                 THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                 --------------------------------------------

REVENUES

For the quarter ended January 31, 2001 revenues totaled $21.9 million, down 15% from $25.8 million in the corresponding quarter of fiscal 2000. This decrease was primarily due to a decrease in license fee revenues. International revenues represented approximately 15% of total revenues in the quarter ended January 31, 2001; up from 7% the same quarter ended January 31, 2000.

LICENSES

Software license fee revenues decreased 39% to $3.4 million in the quarter ended January 31, 2001 from $5.5 million in the corresponding quarter a year ago. We believe the decrease in license fees was due to the continued reorganization within our sales management team, which is close to completion, and the generally slow economic conditions, which appear to be continuing. License fee revenues from Logility decreased 51% to $1.9 million and constituted 57% of the total license fee revenues for the three month period ended January 31, 2001, compared to the same prior year period when they were $3.9 million and comprised 71% of license fee revenues.

SERVICES

Services revenues, which consist primarily of consulting, implementation, training and managed services, were $12.8 million or 8% lower than the corresponding quarter a year ago. This decrease was primarily a result of a reduction in new consulting and implementation projects due to lower prior period ERP and BBCC sales. The lower license fees in prior periods will continue to have an effect on services revenues in the near term. Services revenues for Logility and AmQuest constituted 15% and 37% of total services revenues, respectively, for the quarter ended January 31, 2001 and constituted 15% and 34% of total services revenues, respectively, for the quarter ended January 31, 2000. Services revenues constituted 58% and 54% of total revenues for the periods ending January 31, 2001 and January 31, 2000, respectively.

MAINTENANCE

Maintenance revenues decreased 10% in the third quarter of fiscal year 2001 to $5.8 million from $6.4 million for the same prior year period. The decrease for the quarter is due to the slowdown in license fees in the prior periods. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers. The lower license fees in prior quarters will continue to have an effect on future maintenance revenues in the near term.

GROSS MARGIN

The total gross margin in the quarter ended January 31, 2001 was 35% compared to 42% a year ago. This decrease is largely due to a decrease in the license fees gross margin to 51% this quarter compared to 75% in the same quarter a year ago, which was due to the combination of reduced total license fees in the most recent quarter and the relatively fixed amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. The gross margin on services revenues decreased to 9% compared to 19% the same quarter a year ago. This was due to the higher margin services work related to the "Year 2000" remediation being performed in the third quarter of fiscal year 2000 compared to the lower margin services work that is currently being performed. Maintenance gross margin increased to 83% when compared to 62% during the same period one year ago. This increase was primarily due to the increased maintenance revenues of Logility and the cost management efforts in the ERP area, which began in the prior fiscal year.

RESEARCH AND DEVELOPMENT

Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:


                                                                          Three Months Ended
                                                                ----------------------------------------
                                                                Jan. 31,       Percent         Jan. 31,
                                                                  2001          Change           2000
                                                                ----------    -----------     ----------
          Gross product development costs                         $ 3,516          (26%)        $  4,773
                  Percentage of total revenues                         16%                            18%
          Less:    acapitalized development                          (619)         (76%)          (2,594)
                  Percentage of gross prods. dev. costs                18%                            54%
                                                                ----------    -----------     ----------
          Product development expenses                            $ 2,897           33%         $  2,179
                  Percentage of total revenues                         13%                             8%


Gross product development costs decreased 26% in the quarter ended January 31, 2001, compared to the prior year. This is a result of cost containment and restructuring efforts in response to lower license fees. Capitalized development decreased as well by 76% for the quarter ended January 31, 2001 compared to the prior year, while the rate of capitalized development decreased to 18% from 54% for the quarter ended January 31, 2001 compared to the prior year. These reductions are due to the cost containment and restructuring efforts, as well as a reduction in capitalizable projects that occurred earlier in the current fiscal year. Product development expenses, as a percentage of total revenues, increased to 13% in this quarter compared to 8% in the prior year due to the decrease in total revenues and the decrease in capitalized development costs as noted above.

SALES & MARKETING

Sales and marketing expenses decreased 14% to $5.1 million for the quarter ended January 31, 2001 compared to $5.9 million for the same period a year ago. This decrease is due primarily to the restructuring efforts that occurred earlier in the current fiscal year. As a percentage of total revenues, sales and marketing expenses were 23% for the quarter ended January 31, 2001 and for the quarter ended January 31, 2000. We anticipate that sales and marketing expenses will increase as we pursue increased market share in the BBCC arena.

GENERAL & ADMINISTRATIVE

General and administrative expenses increased 25% to $4.2 million for the quarter ended January 31, 2001 compared to $3.4 million for the same period last year primarily as a result of a charge for audit and legal fees related to financing activities of the AmQUEST subsidiary. As a percentage of total revenues, general and administrative expenses were 19% for the quarter ended January 31, 2001 compared to 13% for the quarter ended January 31, 2000.

PROVISION FOR DOUBTFUL ACCOUNTS

For the quarter ended January 31, 2001 we incurred a charge of $1.5 million primarily as a result of difficult customer collections of Internet related businesses.

CHARGE FOR ASSET IMPAIRMENT AND RESTRUCTURING

For the quarter ended January 31, 2001, we incurred a charge against earnings of $242,000, as a result of these restructuring activities. The restructuring charge is the result of severance expenses for approximately 46 employees in Sales, Marketing, Services and Research and Development. Of this amount, $234,000 related to cash severance and $8,000 related to the acceleration of vesting of stock options to terminated staff.

OTHER INCOME/MINORITY INTEREST

Other income is comprised predominantly of interest income, gains and losses from sales of investments and changes in the market value of investments. Other income decreased to $474,000 in the quarter ended January 31, 2001 compared to $625,000 for the same period a year ago. Minority interest is based on our subsidiary's earnings (loss). Minority interest increased to $487,000 in the quarter ended January 31, 2001 compared to ($172,000) for the same period a year ago. This increase is primarily related to Logility's losses in the current period, compared to Logility's earnings in the prior year period.

LOSS ON IMPAIRMENT OF INVESTMENTS

For the quarter ended January 31, 2001, we incurred a charge against earnings of $1.0 million for other than temporary losses in our cost-method investments in internet-related companies, and a majority-owned subsidiary exiting the internet consulting business.

INCOME TAXES

For the quarter ended January 31, 2001, we recorded an income tax benefit of $2.4 million as a result of an income tax refund in the amount of $705,000 and a reduction in income tax liability in the amount of $1.7 million based on current estimates of future tax liabilities, including penalties and interest. For the quarter ended January 31, 2000 we did not record any income taxes as a result of operating losses incurred in prior periods.


                  NINE MONTHS ENDED JANUARY 31, 2001 AND 2000
                  -------------------------------------------

REVENUES

Revenues for the nine months ended January 31, 2001 totaled $65.5 million, down 20% from $82.2 million in the prior year period. International revenues represented approximately 11% of total revenues for the nine months ended January 31, 2001 compared to approximately 7% for the same period a year ago. The increase in international revenues is largely due to the decrease in domestic revenues, increasing the international proportion of the overall revenue mix.

LICENSES

For the nine months ended January 31, 2001, license fee revenues decreased 51% from a year ago. We continued to experience lower license fee sales due to the general slowing in the economic conditions and the continued reorganization within our sales management team. License fee revenues from Logility decreased 51% to $6.0 million and constituted 69% of the total license fee revenues for the six month period, compared to the same prior year period when they were $12.2 million and constituted 68% of the total license fee revenues.

SERVICES

Services revenues were $38.5 million or 15% lower than the corresponding nine-month period. This decrease was primarily a result of a reduction in new consulting and implementation projects due to lower prior period ERP sales. Due to the decrease in new projects for the ERP area, a reduction in personnel services occurred during the nine-month period as part of our restructuring efforts. Services revenues for Logility and AmQuest constituted 17% and 32% of total services revenues, respectively, for the nine months ended January 31, 2001 and constituted 13% and 31% of total services revenues, respectively, for the nine months ended January 31, 2000. Services revenues constituted 59% and 55% of total revenues for the nine-month period ending January 31, 2001 and January 31, 2000, respectively.

MAINTENANCE

For the nine months ended January 31, 2001, maintenance revenues decreased 4%, to $18.1 million compared to $18.9 million in the prior year period. The decrease for the year-to-date is due to the slowdown in license fees in the prior periods. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers.

GROSS MARGIN:

For the nine months ended January 31, 2001, the gross margin was 34% compared to 44% for the same period a year ago. This decrease was largely due to a decrease in the license fees gross margin to 49% compared to 77% in the prior nine month period which was due to the combination of reduced total license fees in the most recent nine month period and the relatively fixed amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. The gross margin on services revenues decreased to 12% compared to 24% in the same period a year ago. This is due to the higher margin services work related to the "Year 2000" remediation being performed in the first and second quarters of fiscal year 2000 compared to the lower margin services work that is currently being performed. Maintenance gross margin increased to 76% when compared to 60% during the same period one year ago. This increase was primarily due to the increased maintenance revenues of Logility and the cost management efforts by the ERP area that were begun in the prior fiscal year.

RESEARCH AND DEVELOPMENT

Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:



                                                                           Nine Months Ended
                                                               ------------------------------------------
                                                                Jan. 31,       Percent         Jan. 31,
                                                                  2001          Change           2000
                                                               -----------    -----------     -----------
          Gross product development costs                        $ 12,166          (19%)        $ 14,979
                  Percentage of total revenues                         19%                            18%
          Less:    capitalized development                         (2,875)         (65%)          (8,152)
                  Percentage of gross prods. dev. Costs                24%                            54%
                                                               -----------    -----------     -----------
          Product development expenses                           $  9,291           36%         $  6,827
                  Percentage of total revenues                         14%                             8%

Gross product development costs decreased 19% for the nine months ended January 31, 2001 primarily as a result of cost reduction efforts in response to the lower license fees. Capitalized development decreased 65% for the nine months ended January 31, 2001, while the rate of capitalized development decreased to 24% from 54% for the same period due to the cost reduction efforts, as well as the reduction in capitalized projects. Product development expenses, as a percentage of total revenues, increased to 14% from 8% for the nine months ended January 31, 2001 primarily as a result of the decrease in total revenues and the reduction in capitalized development costs as noted above.

SALES & MARKETING

Sales and marketing expenses decreased 6% to $17.8 million for the nine months ended January 31, 2001. This decrease is due primarily to the restructuring efforts that have occurred during the current fiscal year. As a percentage of total revenues, sales and marketing expenses were 27% for the nine months ended January 31, 2001 when compared to 23% for the comparable period last year. This increase is due to the decrease in revenues.

GENERAL & ADMINISTRATIVE

General and administrative expenses remained relatively constant at $10.3 million for nine months ended January 31, 2001 compared to $10.4 million for the same prior year period.

PROVISION FOR DOUBTFUL ACCOUNTS

For the nine months ended January 31, 2001 we incurred a charge of $1.8 million primarily as a result of difficult customer collections of Internet related businesses.

CHARGE FOR ASSET IMPAIRMENT AND RESTRUCTURING

For the nine months ended January 31, 2001, the Company incurred a charge against earnings of $10.4 million. This charge was a result of the write-off of certain capitalized software development costs in the amount of $9.5 million, and a restructuring charge of $970,000. These charges were primarily a result of lower than anticipated sales of our ERP products in recent periods. We believe the charge for the asset impairment will bring the amount of capitalized software in line with the revised forecasts of future ERP sales. The restructuring charge is the result of severance expenses for approximately 110 employees in Sales, Marketing, Services and Research and Development. Included in the $970,000 was a non-cash charge of approximately $270,000 related to the accelerating of vesting of stock options for the severed employees.

OTHER INCOME/MINORITY INTEREST

Other income is comprised predominantly of interest income, gains and losses from sales of investments and changes in the market value of investments. Other income decreased to $1.6 million for the nine months ended January 31, 2001 compared to $1.7 million for the same period a year ago. Minority interest is based on our subsidiaries earnings (loss). Minority interest increased to $1.0 million for the nine months ended January 31, 2001 compared to ($341,000) for the same period a year ago. This increase is primarily related to Logility's losses in the current period, compared to Logility's earnings in the prior year period.

LOSS ON IMPAIRMENT OF INVESTMENTS

For the quarter ended January 31, 2001, we incurred a charge against earnings of $1.3 million for other than temporary losses in our cost-method investments in internet-related companies, and a majority-owned subsidiary exiting the internet consulting business.

INCOME TAXES

For the nine months ended January 31, 2001, we recorded an income tax benefit of $2.4 million as a result of an income tax refund in the amount of $705,000 and a reduction in income tax liability in the amount of $1.7 million based on current estimates of future tax liabilities. In the prior year nine-month period income tax expense in the amount of $150,000 was recorded based on an estimate for our tax liability for the fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the nine months ended January 31, 2001 and January 31, 2000. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in "Item 1. Financial Statements" in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2000.

                                                             Nine Months Ended
                                                                January 31,
                                                            --------------------
                                                             2001         2000
                                                            -------      -------
Net cash provided by operating activities before
    Changes in operating assets and liabilities.            (4,400)       9,405
Increase in operating assets and liabilities                 1,862        3,614
                                                            -------------------
Net cash provided by operating activities                   (2,538)      13,019

Net cash provided by (used for) investing activities           120      (14,834)
Net cash provided by (used for) financing activities        (1,304)      (2,555)
                                                            -------------------
    Net(decrease) increase in cash and cash equivalents     (3,722)      (4,370)
                                                            ===================


We fund our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash used for operating activities generally reflect the changes in net income and non-cash operating items plus the effect of changes in operating assets and liabilities, especially trading securities, trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue.

Our operating activities used cash of approximately $2.5 million in the nine months ended January 31, 2001, and provided cash of approximately $13.0 million in the same period last year. Operating cash flows decreased for the period primarily because the net loss for the period and the net changes in operating assets and liabilities, such as trade accounts payable and deferred revenue, were only partially offset by non-cash operating items, such as charge for asset impairment, depreciation and amortization and provision for doubtful accounts.

Cash provided by investing activities was approximately $120,000 for the nine months ended January 31, 2001 and cash used in investing activities was approximately $14.8 million in the same period of the prior year. Investing cash flows increased for the period primarily because additions to capitalized software development was $2.9 million in the current period, compared to $8.2 in the same prior year period. In addition, there were sales of short term investments in the amount of $5.5 million for the nine month period ended January 31, 2001 compared to purchases of investments in the amount of 3.3 million in the same prior year period.

Cash used in financing activities was approximately $1.3 million and $2.6 million for the nine months ended January 31, 2001 and 2000, respectively. Financing cash flows decreased for the period primarily because there were no repurchases of common stock during the nine months ended January 31, 2001 and there were repurchases of common stock in the prior year period of $1.3 million. In addition, proceeds from exercise of stock options were $382,000 in the current nine-month period, compared to $1.3 million in the prior year nine-month period.

Days Sales Outstanding in Accounts Receivable was 63 days as of January 31, 2001 compared to 72 days as of January 31, 2000.

Our current ratio was 1.5 to 1 and cash and investments totaled 37% of total assets at January 31, 2001 compared to 2.0 to 1 and cash and investments representing 46% of total assets at January 31, 2000. Our principal sources of liquidity are our cash and investments, which totaled approximately $30.6 million at January 31, 2001. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the current economic environment we may need to seek additional sources of capital to meet our requirements. We will be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in further dilution to our shareholders and higher interest expense.

On December 18, 1997, our Board of Directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company's Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to
2.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management's assessment of our liquidity and cash flow needs. Since the adoption of these resolutions, we have repurchased approximately 1.6 million shares of common stock at a cost of approximately $5.6 million as of January 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 will be effective for us beginning May 1, 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: (1) hedges of changes in the fair value of assets, liabilities, or firm commitments; (2) hedges of the variable cash flows of forecasted transactions; and (3) hedges of foreign currency exposures of net investments in foreign operations. We have not invested in derivative instruments or participated in hedging activities and, therefore, does not anticipate there will be a material impact on its results of operations or financial position from Statement No. 133 or No. 138.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. We are required to adopt the provisions of SAB 101 in our fourth quarter of fiscal 2001. In October 2000, the SEC issued further guidance with respect to adoption of specific issues addressed by SAB 101. Management does not currently believe the adoption of SAB 101 will have a material effect on our consolidated financial position or results of operations.

          Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

In the quarter ended January 31, 2001, we generated 9% of our revenues outside the United States. International sales usually are made by our foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The effect of foreign exchange rate fluctuations on us during the quarter ended January 31, 2001 was not material.

Interest rates

We manage our interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities at January 31, 2001 was approximately $21.5 million. Interest income on our investments is carried in "Other income/(expense)."

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. In addition, our investments in equity securities are subject to stock market volatility. Due in part to these factors, our future investment income may fall short of expectations or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates. We attempt to mitigate risk by holding fixed-rate securities to maturity, but, if our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal. We believe that a 10% fluctuation in interest rates would not have a material effect on our accompanying statement of operations.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings
-------       -----------------

              We are not party to any material legal proceedings

Item 2.       Changes in Securities and Use of Proceeds
-------       -----------------------------------------

              Not applicable.

Item 3.       Defaults Upon Senior Securities
-------       -------------------------------

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

              Not applicable.

Item 5.       Other Information
-------       -----------------

              None.

Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

              (a)  Exhibits:  None

              (b) No report on Form 8-K was filed during the quarter ended January 31, 2001.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN SOFTWARE, INC.

DATE       March 15, 2001                  /s/ James C. Edenfield
         ------------------                -------------------------------------
                                           James C. Edenfield
                                           President, Chief Executive Officer
                                           and Treasurer

DATE       March 15, 2001                  /s/ Vincent C. Klinges
         ------------------                -------------------------------------
                                           Vincent C. Klinges
                                           Chief Financial Officer

DATE       March 15, 2001                  /s/ Deirdre J. Lavender
         ------------------                -------------------------------------
                                           Deirdre J. Lavender
                                           Controller and Accounting Officer