Form 10-Q/A
period 2001-01-31
AMERICAN SOFTWARE INC
filed 2001-05-23
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             January 31, 2001
                              -----------------------------

                                      OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                              to
                                                 -----------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No ___
                                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Classes                           Outstanding at March 12, 2001
------------------------------------            -----------------------------
Class A Common Stock, $.10 par value                 18,692,250   Shares

Class B Common Stock, $.10 par value                  4,082,289   Shares

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                  Form 10-Q/A

                        Quarter ended January 31, 2001

                                     Index
                                     -----

                                                                                                               Page
                                                                                                                No.
                                                                                                               ----
Part I - Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         - Unaudited - January 31, 2001 and April 30, 2000                                                        4

         Condensed Consolidated Statements of Operations
         - Unaudited - Three Months and Nine Months ended January 31, 2001
           and 2000                                                                                               5

         Condensed Consolidated Statements of Cash Flows
         - Unaudited - Nine Months ended January 31, 2001 and January 31, 2000                                    6

         Notes to Condensed Consolidated Financial Statements - Unaudited                                      7-10

     Item 2.  Management's Discussion and Analysis of Results of Operations and
                Financial Condition                                                                           11-20

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         21

Part II - Other Information                                                                                      22

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                   Form 10-Q/A

                         Quarter ended January 31, 2001


This 10-Q/A is being filed to amend Part I, item 1 and Part I, item 2, under the headings "Provision for Doubtful Accounts" and "Loss on Impairment of Investments". During the three months ended January 31, 2001, a compilation error occurred when writing off a majority owned subsidiary that was closing operations. This caused the revised net loss to decrease by $688,000 for the three and nine months ended January 31, 2001. The net loss per share decreased to $0.14 from $0.17 for the three months ended January 31, 2001, and decreased to $1.00 from $1.03 for the nine months ended January 31, 2001.

                         PART I  FINANCIAL INFORMATION
                         ------
Item 1.  Financial Statements

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 (In thousands except share and per share data)
                                   (Unaudited)

                                                                                             January 31,         April 30,
                                                                                                2001               2000
                                                                                             -----------         ---------
                                     ASSETS
Current assets:
            Cash and cash equivalents                                                        $   9,188            $ 12,910
            Investments-current                                                                 16,104              21,457
            Trade accounts receivable, less allowance for doubtful accounts of $1,656 at January 31, 2001 and $1,739 at April 30, 2000:
                  Billed                                                                        12,145              15,233
                  Unbilled                                                                       3,008               5,143
            Deferred income taxes                                                                1,975               1,975
            Prepaid expenses and other current assets                                            1,895               2,099
                                                                                             ---------           ---------
                  Total current assets                                                          44,315              58,817

Investments-noncurrent                                                                           5,396               9,878
Property and equipment, less accumulated depreciation                                           17,977              18,614
Intangible assets, less accumulated amortization                                                13,960              23,391
Other assets                                                                                     1,682               2,347
                                                                                             ---------           ---------
                                                                                             $  83,330           $ 113,047
                                                                                             =========           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
            Current portion of obligations under capital leases                              $   1,870           $   1,493
            Accounts payable                                                                     3,564               3,505
            Accrued compensation and related costs                                               3,885               4,545
            Income tax payable                                                                   1,215               3,122
            Other current liabilities                                                            4,266               7,012
            Deferred revenue                                                                    13,803              15,936
                                                                                             ---------           ---------
                  Total current liabilities                                                     28,603              35,613

Obligations under capital leases, net of current portion                                         1,346                 907
Deferred income taxes                                                                            1,975               1,975
                                                                                             ---------           ---------
                  Total liabilities                                                             31,924              38,495
                                                                                             ---------           ---------
Minority interest in subsidiaries                                                                3,782               4,846
Shareholders" equity:
            Common stock:
               Class A, $.10 par value.  Authorized 50,000,000 shares;
                 Issued 21,617,438 shares at January 31, 2001 and
                 21,476,284 shares at April 30, 2000                                             2,162               2,148
               Class B, $.10 par value.  Authorized 10,000,000 shares;
                 Issued and outstanding 4,082,289 shares at January 31, 2001 and
                 4,086,289 shares at April 30, 2000; convertible into Class A
                 shares on a one-for-one basis                                                     408                 409
               Additional paid-in capital                                                       65,946              65,241
               Other comprehensive income                                                          244                 247
               Retained earnings                                                                (3,632)             19,165
               Class A treasury stock, 2,925,188 shares at January 31, 2001
                 and 2,925,188 shares at April 30, 2000, respectively                          (17,504)            (17,504)
                                                                                             ---------           ---------
                  Total shareholders" equity                                                    47,624              69,706
                                                                                             ---------           ---------
                                                                                             $  83,330           $ 113,047
                                                                                             =========           =========

See accompanying notes to condensed consolidated financial statements-unaudited.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (In thousands except share and per share data)
                                  (Unaudited)

                                                        Three Months Ended                   Nine Months Ended
                                                             January 31,                          January 31,
                                                   -----------------------------          ----------------------------
                                                       2001              2000               2001               2000
                                                   ----------         ----------          ---------         ----------
Revenues:
   License                                          $   3,356         $    5,537          $   8,831         $   18,157
   Services and other                                  12,763             13,884             38,532             45,174
   Maintenance                                          5,763              6,382             18,092             18,889
                                                   ----------         ----------          ---------         ----------
      Total Revenues                                   21,882             25,803             65,455             82,220
                                                   ----------         ----------          ---------         ----------

Cost of Revenues:
   License                                              1,652              1,394              4,532              4,120
   Services and other                                  11,556             11,203             34,030             34,121
   Maintenance                                            963              2,436              4,393              7,466
                                                   ----------         ----------          ---------         ----------
      Total Cost of Revenues                           14,171             15,033             42,955             45,707
                                                   ----------         ----------          ---------         ----------
Gross Margin                                            7,711             10,770             22,500             36,513
                                                   ----------         ----------          ---------         ----------

Operating expenses:

   Research and development                             3,516              4,773             12,166             14,979
   Less: capitalized development                         (619)            (2,594)            (2,875)            (8,152)
   Sales and marketing                                  5,140              5,949             17,763             18,849
   General and administrative                           4,217              3,361             10,328             10,370
   Provision for doubtful accounts                      1,009                152              1,371                233
   Charge for asset impairment
   and restructuring                                      242                ---             10,416                ---
                                                   ----------         ----------          ---------         ----------
      Total operating expenses                         13,505             11,641             49,169             36,279
                                                   ----------         ----------          ---------         ----------

Operating income (loss)                                (5,794)              (871)           (26,669)               234
                                                   ----------         ----------          ---------         ----------

   Other income                                           474                625              1,554              1,746
   Loss on investments                                   (777)               ---             (1,110)               ---
   Minority interest                                      487               (172)             1,009               (341)
                                                   ----------         ----------          ---------         ----------
Income (loss) before taxes                             (5,610)              (418)           (25,216)             1,639

Income benefit/(taxes)                                  2,418                ---              2,418               (150)
                                                   ----------         ----------          ---------         ----------

Net Income (loss)                                  $   (3,192)        $     (418)         $ (22,798)        $    1,489
                                                   ==========         ==========          =========         ==========

Basic net income (loss) per common share           $    (0.14)        $    (0.02)         $   (1.00)        $     0.07
                                                   ==========         ==========          =========         ==========
Diluted net income (loss) per
common share*                                      $    (0.14)        $    (0.02)         $   (1.00)        $     0.07
                                                   ==========         ==========          =========         ==========

Weighted average common shares outstanding:
                                     Basic             22,771            21,476              22,715             22,764
                                                   ==========         ==========          =========         ==========

                                      Diluted          22,771            21,476              22,715             22,764
                                                   ==========         ==========          =========         ==========

*Diluted weighted average common shares outstanding are not included in the quarter ended and nine months ended January 31, 2001 and the quarter ended January 31, 2000 calculations due to the anti-dilution of the net loss per share.

See accompanying notes to condense consolidated financial statements-unaudited.

                             AMERICAN SOFTWARE, INC
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                                                 Nine Months Ended
                                                                                                     January 31,
                                                                                            ---------------------------
                                                                                               2001              2000
                                                                                            ---------          --------
Cash flows from operating activities:
  Net (loss) income                                                                         $ (22,798)         $  1,489
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                              9,028             7,575
     Provision for (recovery of) doubtful accounts                                              1,371               233
     Income tax benefit - non-cash portion                                                     (1,713)             ----
     Minority interest in subsidiaries (loss) income                                           (1,009)              341
     Net (gain) loss on investments                                                              (142)             ----
     Charge for asset impairment and restructuring - non-cash portion                           9,712              ----
     Loss on impairment of cost method investments and majority owned subsidiary                1,110              ----
     Change in operating assets and liabilities:
        Purchases of trading securities                                                        (1,491)           (8,550)
        Proceeds from trading securities                                                        5,696             5,464
        Proceeds from sales and maturities of investments                                         273             5,954
        Decrease/(increase) in Accounts receivable                                              3,852               160
        Decrease/(increase) in Prepaid expenses and other assets                                 (241)             (560)
        (Decrease)/increase in Accounts payable and other accrued liabilities                  (4,053)            2,264
        (Decrease)/increase in Deferred revenue                                                (2,133)           (1,351)
                                                                                             --------          --------
     Net cash (used in) provided by operating activities                                       (2,538)           13,019
                                                                                             --------          --------
Cash flows from investing activities:

  Additions to capitalized software development costs                                          (2,875)           (8,152)
  Additions to purchased computer software costs                                                 (616)              (98)
  Purchase of majority interest in subsidiaries                                                  (517)             (658)
  Minority investment and additional funding in business                                         ----              (423)
  Repurchase of common stock by subsidiary                                                       (105)             (736)
  Purchases of property and equipment                                                          (1,267)           (1,462)
  Sales (purchases) of short term investments, net                                              5,500            (3,305)
                                                                                             --------          --------
     Net cash provided by (used in) investing activities                                          120           (14,834)
                                                                                             --------          --------
Cash flows from financing activities:
  Repayment of long-term debt                                                                    ----              (950)
  Payment of capital lease obligation                                                          (1,721)           (1,701)
  Repurchase of common stock                                                                     ----            (1,256)
  Proceeds from exercise of stock options                                                         382             1,349
  Proceeds from dividend reinvestment and stock purchase plan                                      35                 3
                                                                                             --------          --------
     Net cash used in financing activities                                                     (1,304)           (2,555)
                                                                                             --------          --------
     Net (decrease) increase in cash and cash equivalents                                      (3,722)           (4,370)

Cash and cash equivalents at beginning of period                                             $ 12,910          $ 21,567
                                                                                             --------          --------
Cash and cash equivalents at end of period                                                   $  9,188          $ 17,197
                                                                                             ========          ========
  Cash paid for income taxes                                                                 $  -----          $     11
                                                                                             ========          ========
  Cash paid for interest                                                                     $    130          $   ----
                                                                                             ========          ========
Supplemental disclosure of noncash investing, and financing activities:
     Assumption of capital lease obligations for property and equipment                      $  2,537          $  1,718
                                                                                             ========          ========

See accompanying notes to condense consolidated financial statements-unaudited.

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

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements-Unaudited (continued)
                               January 31, 2001


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

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements-Unaudited (continued)
                                January 31, 2001


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

       The numerator in calculating both basic and diluted income (loss) per common share for each year is the same. The denominator is based on the following number of common shares:

                                                                    Three Months ended             Nine Months ended
                                                                       January 31,                    January 31,
                                                                    2001          2000             2001          2000
                                                                  ----------------------        ----------------------
                                                                          (in thousands, except per share data)
       Common Shares:
       Weighted average common shares outstanding
             Class A Shares                                         18,689        16,723           18,633       16,753
             Class B Shares                                          4,082         4,753            4,082        4,753
                                                                  ----------------------        ----------------------
       Basic weighted average common shares outstanding:            22,771        21,476           22,715       21,506
                                                                  ----------------------        ----------------------

       Dilutive effect of outstanding Class A common
             stock options:                                              -             -                -        1,258
                                                                  ----------------------        ----------------------
       Total                                                        22,771        21,476           22,715       22,764
                                                                  ======================        ======================
       Net (loss) income:                                         $ (3,192)     $   (418)       $ (22,798)    $  1,489

       Net (loss) income per common share:
             Basic                                                $  (0.14)     $  (0.02)       $   (1.00)    $   0.07
                                                                  ======================        ======================
             Diluted                                              $  (0.14)     $  (0.02)       $   (1.00)    $   0.07
                                                                  ----------------------        ----------------------

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

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements-Unaudited (continued)
                                January 31, 2001


                                                         Three Months Ended                 Nine Months Ended
                                                              January 31,                        January 31,
                                                        2001            2000               2001           2000
                                                     ----------     -----------        -----------     ----------
Revenues:
    Enterprise resource planning                          7,080           8,544             21,603         35,074
    Business-to-business collaborative commerce           6,485           8,513             20,018         25,436
    Managed service provider
         External customers                               4,253           4,683             11,901         14,402
         Intersegment revenues                              847           1,074              2,963          3,003
    Elimination of intersegment revenues                   (847)         (1,074)            (2,963)        (3,003)
    Other                                                 4,064           4,063             11,933          7,308
                                                     ----------     -----------        -----------     ----------
                                                         21,882          25,803             65,455         82,220

Operating income before intersegment eliminations:
    Enterprise resource planning                            (33)         (1,711)           (14,827)        (2,297)
    Business-to-business collaborative commerce          (3,104)            944             (7,039)         2,112
    Managed service provider                             (2,356)           (422)            (4,715)          (121)
    Other                                                  (300)            318                (87)           540
                                                     ----------     -----------        -----------     ----------
                                                         (5,794)           (871)           (26,668)           234

Intersegment eliminations:
    Enterprise resource planning                           (214)            160               (275)           473
    Business-to-business collaborative commerce             667             632              2,161          1,736
    Managed service provider                               (453)           (792)            (1,885)        (2,209)
    Other                                                     0               0                  0              0
                                                     ----------     -----------        -----------     ----------
                                                              0               0                  0              0

Operating income after intersegment eliminations:
    Enterprise resource planning                           (247)         (1,551)           (15,102)        (1,824)
    Business-to-business collaborative commerce          (2,437)          1,576             (4,878)         3,848
    Managed service provider                             (2,809)         (1,214)            (6,600)        (2,330)
    Other                                                  (300)            318                (87)           540
                                                     ----------     -----------        -----------     ----------
                                                         (5,794)           (871)           (26,668)           234

Capital expenditures:
    Enterprise resource planning                            132             366                691            721
    Business-to-business collaborative commerce              20             141                241            354
    Managed service provider                                108              87                325            380
    Other                                                     8               4                 11              7
                                                     ----------     -----------        -----------     ----------
                                                            268             598              1,268          1,462

Capitalized Software:
    Enterprise resource planning                              0           1,608                534          5,195
    Business-to-business collaborative commerce             506             873              2,004          2,518
    Managed service provider                                  0               0                  0              0
    Other                                                   113             113                337            439
                                                     ----------     -----------        -----------     ----------
                                                            619           2,594              2,875          8,152

Depreciation and amortization:
    Enterprise resource planning                          1,135             828              3,973          2,485
    Business-to-business collaborative commerce             847             929              2,603          2,513
    Managed service provider                                834             667              2,165          2,001
    Other                                                   137             215                287            576
                                                     ----------     -----------        -----------     ----------
                                                          2,953           2,639              9,028          7,575

                                                                                       January 31,      April 30,
                                                                                           2001           2000
                                                                                       -----------     ----------
Identifiable assets:
    Enterprise resource planning                                                            30,930         54,240
    Business-to-business collaborative commerce                                             36,089         44,534
    Managed service provider                                                                 8,758          7,016
    Other                                                                                    7,553          7,257
                                                                                       -----------     ----------
                                                                                            83,330        113,047

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

The following table sets forth-certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months and the nine months ended January 31, 2001 and 2000:

                                                   Percentage of                                 Percentage of
                                                  Total Revenues               %                Total Revenues             %
                                               --------------------                           -------------------
                                                Three months ended           Change            Nine months ended        Change
                                               --------------------          --------         -------------------       --------
                                               2001            2000          01 v. 00         2001           2000       01 v. 00
                                               ----            ----          --------         ----           ----       --------
Revenues:
   License fees                                 15%             21%           (39%)             13%           22%         (51%)
   Services                                     58              54             (8)              59            55          (15)
   Maintenance                                  26              25            (10)              28            23           (4)
                                              ----            ----       --------             ----          ----     --------
            Total revenues                     100             100            (15)             100           100          (20)
                                              ----            ----       --------             ----          ----     --------

Cost of revenues:
   License fees                                  8               5             19                7             5           10
   Services                                     53              43              3               52            42           --
   Maintenance                                   4               9            (60)               7             9          (41)
                                              ----            ----       --------             ----          ----     --------
             Total cost of revenues             65              58             (6)              66            56           (6)
                                              ----            ----       --------             ----          ----     --------

Gross margin                                    35              42            (28)              34            44          (38)
                                              ----            ----       --------             ----          ----     --------

Operating expenses:
   Research and development                     16              18            (26)              19            18          (19)
   Less: Capitalized development                (3)            (10)           (76)              (4)          (10)         (65)
   Sales and marketing                          23              23            (14)              27            23           (6)
   General and administrative                   19              13             25               16            13           --
   Provision for doubtful accounts               5               1            563                2            --          488
   Charge for asset impairment
      and restructuring                          1              --             nm               16            --           nm
                                              ----            ----       --------             ----          ----     --------
            Total operating expenses            61              45             16               76            44           35
                                              ----            ----       --------             ----          ----     --------

            Operating income (loss)            (26)             (3)            nm              (42)            0           nm

Other income, net                               (2)              2             nm                1             2          (88)
Minority interest                                2              (1)            nm                1            --           nm
                                              ----            ----       --------             ----          ----     --------

Income (loss) before income taxes              (26)             (2)            nm              (40)            2           nm

Income taxes                                    11              --             --                4            --           nm
                                              ----            ----       --------             ----          ----     --------

          Net income (loss)                    (15)             (2)            nm              (36)            2           nm
                                              ----            ----       --------             ----          ----     --------

          nm-not meaningful

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

LICENSES

Software license fee revenues decreased 39% to $3.4 million in the quarter ended January 31, 2001 from $5.5 million in the corresponding quarter a year ago. We believe the decrease in license fees was due to the continued reorganization within our executive sales management team, which is close to completion, and the generally slow economic conditions, which appear to be continuing. License fee revenues from Logility decreased 51% to $1.9 million and constituted 57% of the total license fee revenues for the three month period ended January 31, 2001, compared to the same prior year period when they were $3.9 million and comprised 71% of license fee revenues.

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

RESEARCH AND DEVELOPMENT

Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                 Three Months Ended
                                                     -----------------------------------------
                                                      Jan. 31,       Percent         Jan. 31,
                                                        2001          Change           2000
                                                     -----------   -------------   -----------
Gross product development costs                         $ 3,516          (26%)         $ 4,773
     Percentage of total revenues                            16%                            18%
Less:  capitalized development                             (619)         (76%)          (2,594)
     Percentage of gross prods. dev. costs                   18%                            54%
                                                       --------        -----          --------
Product development expenses                            $ 2,897           33%          $ 2,179
     Percentage of total revenues                            13%                             8%

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

PROVISION FOR DOUBTFUL ACCOUNTS

For the quarter ended January 31, 2001 we incurred a charge of $1.0 million primarily as a result of difficult customer collections of Internet related businesses.

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

OTHER INCOME/MINORITY INTEREST

Other income is comprised predominantly of interest income, gains and losses from sales of investments and changes in the market value of investments. Other income decreased to $474,000 in the quarter ended January 31, 2001 compared to $625,000 for the same period a year ago. Minority interest is based on our subsidiary"s earnings (loss). Minority interest increased to $487,000 in the quarter ended January 31, 2001 compared to ($172,000) for the same period a year ago. This increase is primarily related to Logility"s losses in the current period, compared to Logility"s earnings in the prior year period.

LOSS ON IMPAIRMENT OF INVESTMENTS

For the quarter ended January 31, 2001, we incurred a charge against earnings of $777,000 for other than temporary losses in our cost-method investments in internet-related companies, and a majority-owned subsidiary exiting the internet consulting business.

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

LICENSES

For the nine months ended January 31, 2001, license fee revenues decreased 51% from a year ago. We continued to experience lower license fee sales due to the general slowing in the economic conditions and the continued transition and restructuring within our executive sales management team. License fee revenues from Logility decreased 51% to $6.0 million and constituted 69% of the total license fee revenues for the six month period, compared to the same prior year period when they were $12.2 million and constituted 68% of the total license fee revenues.

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

RESEARCH AND DEVELOPMENT

Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                 Nine Months Ended
                                                     -----------------------------------------
                                                      Jan. 31,       Percent         Jan. 31,
                                                        2001          Change           2000
                                                     -----------------------------------------
Gross product development costs                        $ 12,166          (19%)        $ 14,979
      Percentage of total revenues                           19%                            18%
Less:  capitalized development                           (2,875)         (65%)          (8,152)
      Percentage of gross prods. dev. Costs                  24%                            54%
                                                       --------        -----          --------
Product development expenses                           $  9,291           36%         $  6,827
      Percentage of total revenues                           14%                             8%

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

PROVISION FOR DOUBTFUL ACCOUNTS

For the nine months ended January 31, 2001 we incurred a charge of $1.4 million as a result of difficult customer collections of Internet related businesses.

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

OTHER INCOME/MINORITY INTEREST

Other income is comprised predominantly of interest income, gains and losses from sales of investments and changes in the market value of investments. Other income decreased to $1.6 million for the nine months ended January 31, 2001 compared to $1.7 million for the same period a year ago. Minority interest is based on our subsidiaries earnings (loss). Minority interest increased to $1.0 million for the nine months ended January 31, 2001 compared to ($341,000) for the same period a year ago. This increase is primarily related to Logility"s losses in the current period, compared to Logility"s earnings in the prior year period.

LOSS ON IMPAIRMENT OF INVESTMENTS

For the quarter ended January 31, 2001, we incurred a charge against earnings of $1.1 million for other than temporary losses in our cost-method investments in internet-related companies, and a majority-owned subsidiary exiting the internet consulting business.

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

                                                                          Nine Months Ended
                                                                             January 31,
                                                                         ------------------
                                                                         2001          2000
                                                                         --------  --------
Net cash provided by operating activities before
    changes in operating assets and liabilities                           (4,441)         9,638
Increase in operating assets and liabilities                               1,903          3,381
                                                                        --------      ---------
Net cash provided by operating activities                                 (2,538)        13,019

Net cash provided by (used for) investing activities                         120        (14,834)
Net cash provided by (used for) financing activities                      (1,304)        (2,555)
                                                                        --------      ---------
    Net(decrease) increase in cash and cash equivalents                   (3,722)        (4,370)
                                                                        ========      =========

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

On December 18, 1997, our Board of Directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company"s Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to
2.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management"s assessment of our liquidity and cash flow needs. Since the adoption of these resolutions, we have repurchased approximately 1.6 million shares of common stock at a cost of approximately $5.6 million as of January 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 will be effective for us beginning May 1, 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: (1) hedges of changes in the fair value of assets, liabilities, or firm commitments; (2) hedges of the variable cash flows of forecasted transactions; and (3) hedges of foreign currency exposures of net investments in foreign operations. We have not invested in derivative instruments or participated in hedging activities and, therefore, do not anticipate there will be a material impact on its results of operations or financial position from Statement No. 133 or No. 138.


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

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
              -----------------
              We are not party to any material legal proceedings

Item 2.       Changes in Securities and Use of Proceeds
              -----------------------------------------
              Not applicable.

Item 3.       Defaults Upon Senior Securities
              -------------------------------
              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
              Not applicable.

Item 5.       Other Information
              -----------------
              None.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------
              (a) Exhibits:
              None.


              (b) No report on Form 8-K was filed during the quarter ended January 31, 2001.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN SOFTWARE, INC.

DATE    May 23, 2001                        /s/ James C. Edenfield
      ---------------------------           -----------------------------------
                                            President, Chief Executive Officer
                                            and Treasurer

DATE    May 23, 2001                        /s/ Vincent C. Klinges
      ---------------------------           -----------------------------------
                                            Vincent C. Klinges
                                            Chief Financial Officer

DATE    May 23, 2001                        /s/ Deirdre J. Lavender
      ---------------------------           -----------------------------------
                                            Deirdre J. Lavender
                                            Controller and Accounting Officer