Form 10-K405
period 2001-04-30
AMERICAN SOFTWARE INC
filed 2001-07-24
CIK 713425

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [Fee Required]

   For the fiscal year ended April 30, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [No Fee Required]

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   At July 12, 2001, 18,697,107 Class A Common Shares and 4,082,289 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at July 12, 2001) of the Class A shares held by nonaffiliates was approximately $28 million.

           DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

1. 2001 Proxy Statement into Part III.

2. Form S-1 Registration Statement No. 2-81444 into Part IV.

3. Form S-8 Registration Statement Nos. 333-55214, 333-67533, 333-86141 and
   333-44744 into Part IV.

4. Form 10-K's for fiscal years ended April 30, 1998, 1999 and 2000 into Part
   IV.

5. Form 10-Q's for the quarters ended January 31, 1990, October 31, 1990 and January 31, 2000 into Part IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Forward-Looking Statements

   In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; developments in our market and strategic focus; future economic, business and regulatory conditions; strategic relationships; new products and product enhancements; potential acquisitions and the integration of acquired businesses; and future customer benefits attributable to our products and business and regulatory conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Risk Factors" in Item 1 of this Form 10-K, as well as the cautionary statements and other factors set forth elsewhere herein.

                                     PART I

ITEM 1. BUSINESS

Company Overview

   American Software, Inc., through its subsidiaries, develops, markets and supports a portfolio of software and services that deliver e-business and enterprise management solutions to the global marketplace. Our software and services are designed to bring business value to enterprises by supporting their operations over intranets, extranets, client/servers or the Internet. We launched our comprehensive suite of e-business solutions in December 1999, positioning ourselves as a single source e-business solution provider. References to "the Company," "our products," "our software," "our services" and similar references include the appropriate business unit actually providing the product or service.

   We focus our e-business solutions in five major product and services groups:
(i) e-intelliprise, a fully web-based Enterprise Resource Planning (ERP) solution that includes both traditional and Flow Manufacturing capabilities;
(ii) e-applications, e-business solutions that focus on web-enabling a specific task; (iii) e-collaboration, which is Logility Voyager Solutions(TM) offered through the Logility subsidiary; (iv) e-services, comprehensive services to support traditional and e-business solutions and ( v) e-hosting , Managed Services Provider (MSP) services for American Software products offered through the AmQUEST subsidiary. American Software's products are designed to bring rapid business value to clients and to support their transition into e-business. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance and IT hosting.

   The e-intelliprise solution is a fully web-based ERP system that can be run over the Internet or an intranet, extranet or traditional client/server. This allows any function within the ERP system to be easily deployed over the Internet using a dynamic role-based web page capability. Users no longer require separate implementations to achieve differing e-business views over the Internet. This solution supports e-businesses and traditional businesses with full front-to-back office integration, which is critical to successful fulfillment and seamless processing and reporting throughout the enterprise. e-intelliprise is a fully global system, capable of operating in multiple languages and logistical organizations. This system is built around a flexible enterprise architecture that enables centralized management of enterprisewide processes while allowing delegation of other business process decisions to lower levels of the organization.

   Flow Manufacturing is a software solution that supports pull-based manufacturing. Many industry experts believe that Flow Manufacturing, also referred to as Lean or Agile Manufacturing, will become a key competitive advantage to companies as e-business increases consumer expectations for faster deliveries, reduced pricing and more highly customized products.

   American Software's e-applications are e-business solutions that can web-enable specific business functions through integration with existing ERP or legacy system. Currently, e-applications are available for the following applications: procurement, store, expenses, forms, payables, receivables and connect, a seamless, XML-enabled data exchange. We believe that these products represent a cost-effective solution for customers with a focused e-business requirement.

   Logility, Inc., our approximately 85% owned subsidiary, is a leading provider of e-Business solutions for business-to-business (B2B) collaborative commerce that optimize internal and external value chain efficiencies of manufacturers, suppliers, distributors, retailers and other organizations. The value chain refers to the complex network of relationships that organizations maintain with trading partners to source, manufacture, and deliver products to the customer and includes demand chain, supply chain, logistics, warehouse management and business-to-business process management for collaborative relationships between customers, suppliers and carriers. Logility's solutions enable enterprises to significantly improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business relationships via the Internet. Logility Voyager Solutions(TM) consists of an Internet-based, integrated software suite that provides advanced supply chain management, including collaborative planning, supply chain execution and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service across our customers' value chains, corporate Internet portals and public e-Business trading exchanges.

   AmQUEST, Inc., our wholly-owned subsidiary, is a managed services provider, or MSP, which delivers a comprehensive suite of technology infrastructure management services. These services provide monitoring and management of our customers' computer and network systems on a local and remote basis. Our managed services include Enterprise Monitoring System Administration, Network Monitoring, and Hosting. We provide these services in complex system environments where our customers can benefit from our value added technical expertise and our 24x7x365 support. We are able to provide services for most of the major hardware platforms, including leading servers, midrange, and mainframe computing platforms. Our Network Operations Center, or NOC, which is located in Atlanta, Georgia, and our direct access to the fiber optic networks of Level 3 and Bell South, provide us with the capability to deliver our managed services to a number of locations, including data centers operated by colocation providers and customer locations, as well as our hosting center.

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

   As companies transform their businesses to compete in the Internet age, e-business solutions must provide integration to all of the operations within the enterprise via the ERP system. This front-to-back office integration will support all areas of the business by improving communications with customers and suppliers, supporting fulfillment of customer orders, streamlining administration, reducing cycle times, enhancing planning and providing consistent information for decision-making. Front-to-back office integration is critical to fully leverage the business value that the Internet can bring to an enterprise. By integrating the front office with the back office, enterprises can also have consistent real-time information that may be used for advanced decision support.

   Manufacturing organizations will experience increasing pressures as the Internet increases customer expectations for quicker deliveries, lower prices and higher levels of customization. Flow Manufacturing is designed to streamline the manufacturing process and eliminate waste by building product at the rate of demand. This enables manufacturers to respond to these increased customer expectations.

   As demands on the enterprise increase, relationships with vendors become increasingly important. The value chain must create a collaborative environment where suppliers and buyers work together to ensure that the right products are in the right place at the right time.

   The Internet has emerged as a new medium for communicating, collaborating and transacting business. The rapid growth of the Internet is challenging corporate IT organizations with dynamic technology infrastructures, changing business models, and staffing difficulties.

Products and Services

   Our product line consists of software and services that operate on four strategic computer platforms: (1) IBM System/390 Mainframe or compatible, (2) IBM Midrange--AS/400, (3) UNIX--HP 9000, IBM RS/6000 and other Unix platforms, and (4) Intel-based servers and clients that operate Windows 3.1, Windows 95, 98 and 2000, and Windows NT. The products are written in various standard programming languages utilized for business application software, including ANS COBOL, Micro Focus COBOL, C, C++, Visual Basic, JAVA and other programming languages. Many have both on-line and batch capabilities.

   The following is a summary of our main software solutions:

ENTERPRISE SOLUTIONS SOFTWARE

   Our enterprise solutions are comprehensive global solutions that link critical functions throughout the enterprise. All of our enterprise solutions support e-business functions.

   e-intelliprise(TM) is a fully Web-based ERP system (Manufacturing, Logistics and Financials), which can support ERP functions over the Internet, intranet, extranet or on a client/server basis. This comprehensive solution provides front-to-back office integration. e-intelliprise supports an enterprise in approaching the global "Market of One" by creating dynamic views of information, and employing multiple language, currency and business rules based on an individual's profile. This solution is available in a license fee or Application Service Provider (ASP) pricing model.

Manufacturing Modules

   Companies may use e-intelliprise with Traditional Manufacturing and/or Flow Manufacturing modules. The modules listed below are the solution components within Traditional Manufacturing:

   1. Master Scheduling

   2. Material Requirements Planning II (MRP II)

   3. Bill of Materials

   4. Capacity Planning

   5. Production Order Status

   6. Route and Work Center Maintenance

   7. Shop Floor Control

Logistics Modules

   Our logistics solution consists of an integrated system of modules that provide information concerning the status of purchasing activities, customer orders, inventory position and internal inventory requisition requirements. These modules perform primarily the following functions:

 Inventory Asset Management

  . Inventory Asset Control

  . Lot Processing

  . Receipt & Shipment Management

  . Serialized Inventory Processing

  . Replenishment Processing

  . Requisition Management

  . Inspection

 Procurement

  . e-Procurement

  . Trading Portal

  . Auction/Reverse Auction

  . Blanket Purchasing

  . Approval Routing

 Customer Order Management

  . E-Store

  . Order Management

  . Pricing & Promotions Management

  . Shipping Management

  . Billing Management

  . Credit Control Processing

  . Customer Management

Financial Modules

   Our comprehensive financial solutions provide functions such as financial reporting, budgeting, asset management, cash management, credit management and receivables management. These systems assist in resolving customers' specific financial control issues faster and more effectively. The e-intelliprise financial module is fully global, allowing the use and reporting of multiple currencies, including the European Monetary Unit (EMU). The specific applications available are:

 General Ledger

  . Chart of Accounts Processing

  . Budgeting

  . Journal Entry Processing

 Accounts Payable

  . e-Payables

  . Voucher Entry Processing

  . Payment Processing

 Treasury

  . Bank Reconciliation

  . Cash Management

  . Netting & Write-Offs

 Accounts Receivable

  . E-Receivables

  . Collections Management

  . Credit Management

  . Cash Receipts Management

  . Financial Notices & Dunning Management

  . Activity Manager

Key Benefits of Enterprise Solutions Include the Following:

   American Software is a single-source solution provider for the Internet age. Our comprehensive e-business solution suite supports the e-business requirements of most enterprises throughout their adoption of Internet technology. e-intelliprise is a comprehensive solution to support the operations of enterprises and provide advanced decision support tools.

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

   Rules-based architecture allows different views based upon user role. e-intelliprise is very flexible due to its rules-based architecture. This allows the ERP data to be presented based upon the profile of the user.

   Deployable over the Internet, Intranet, Extranet or Client/Server. Companies can deploy e-intelliprise over multiple channels without a separate implementation. e-intelliprise allows users to create multiple secure role-based views of the system. We believe this system flexibility provides greater business value by extending the information within the ERP securely across to employees, customers and trading partners, as determined by the enterprise.

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

   Availability in an Application Service Provider (ASP) Model. All of American Software's solutions are available in an ASP model, which provides customers with complete solution functionality on a hosted basis with a cost-effective monthly per user fee. This eliminates issues associated with operating a data center and hiring IT staff and reduces capital expenditures, while the customer enjoys state-of-the-art IT capabilities and support.

   Extensive Functionality. Our enterprise solutions meet the demands of doing business in the Internet age by combining traditional and e-business functionality into a comprehensive yet flexible system. e-intelliprise offers full operational and decision support functionality for global enterprises.

   Rapid Deployment. Our products utilize a modular design and a flexible rules-based architecture, thereby streamlining implementation and reducing project time and expenses. We have announced a 120-day implementation program that is appropriate for many customers.

Flow Manufacturing Modules

   American Software's Flow Manufacturing solution is designed to operate on a stand-alone basis, with the e-intelliprise ERP suite or with an ERP suite provided by another vendor. Flow Manufacturing can be used in conjunction with traditional manufacturing or can be the sole manufacturing solution provided throughout an enterprise. Flow Manufacturing represents the industry's most comprehensive solution designed expressly for companies looking to move manufacturing to the next level. The solution is comprised of the following modules:

   1. Line Design

   2. Kanban Management

   3. Demand Smoothing

   4. Product Costing

   5. Engineering Change

   6. Method Sheets

Flow Manufacturing Benefits:

   e-business support. To meet e-business demands, many manufacturers are replacing traditional mass production methods with Flow Manufacturing techniques. The benefits of Flow Manufacturing, including reduced cost and reduced lead-time, offer more appropriate structure for responding to e-business demands. With Flow Manufacturing, product is built on customer demand.

   Scaleable Implementation. Flow Manufacturing can be scaled to handle a single production line up to the requirements of a complex multi-plant, multi-source manufacturing environment. The solution can also co-exist with traditional manufacturing so that Flow Manufacturing can be used for some portions of production and assembly while traditional manufacturing is maintained for others. We believe this hybrid approach offers manufacturers flexibility.

   Integration. Flow Manufacturing can be licensed in conjunction with American Software's e-intelliprise ERP suite, or it can be licensed to companies that are using the enterprise solutions of other vendors. Industry-standard data formats, interfaces and protocols facilitate this integration.

   Rapid Deployment. Flow Manufacturing has a modular design, which we believe streamlines implementation and allows deployment in a relatively short time frame. The comprehensive functionality of each module generally permits customers to implement the solutions with nominal modifications. In addition, Flow Manufacturing's Windows-based interface and other tools and techniques reduces training requirements and implementation tasks.

e-APPLICATIONS

   e-applications streamline business processes and create competitive advantage that helps businesses leverage the full value of their existing ERP and legacy systems. Our e-applications provide added value by extending the reach of the ERP to trading partners, establishing the groundwork for collaborative trading.

   Procurement. This self-service online procurement solution reduces the time, cost and effort associated with "buy side" activities. This e-application can also help an enterprise become more effient and productive by streamlining the procurement process and eliminating purchasing bottlenecks, by streamlining procurement, not only are purchasing delays eliminated, but enterprises are positioned to respond faster to change and and to capitalize on e-bussiness opportunities.

   Store. This e-business storefront solution offers a cost-effective way to expand an enterprise's market by providing around-the-clock access to web-based ordering solution. Store acquires and retains customers', employees' and distributors' access to catalog information, pricing, product availability and order status.

   Expenses. This paperless workflow solution enables employees to submit expense reports via the Internet, documenting receipts via fax and merging receipts and electronic documents. By giving employees access into expense status at all stages of the processing cycle (routing, approval and payment) and by supplying company management with a systemwide look into expense behavior, the Expenses solution offers a new level of control over and accountability for the expense of the function.

   Forms. By providing the ability via e-mail to route specific forms like requisition orders. We believe that forms offers an effective, easy-to-use communication channel to external partners. We intend for forms to provide a secure, self-service link between non-host users and purchasing, material request, AP, AR, customer order processing and manufacturing systems. Using e-mail, fax and XML/FTP gateways, this solution's workflow engine routes documents from host applications. The review, approval and update loop uses HTML formatting and receives instructions interactively.

   Payables. This new accounts payable and requisition orders module streamlines administrative processes regarding non-PO-related purchases online, enabling users to cost-effectively transact business from any location. Using the Internet or internal intranets, Payables provides a secure interface into an accounts payable system. We believe that this paperless method of disbursement enables customers to cost-effectively transact business anywhere, anytime.

   Receivables. This solution is designed to supply account information online to an enterprise's customers. The customers can remit payments online via credit cards and Electronic Funds Transfer (EFT) anytime, anywhere in a secure enviroment. We believe that receivables can help improve cash flow, reduce the cost of financing sales and, by automating routine tasks such as customer queries, enable strategic focus on profit creation.

   Connect. This solution is designed to enable the exchange of XML-enabled data. Connect provides the link to extend ERP software to the Web and to enable the Web to interact with the ERP software. Connect enables the interactive communication between Web applications, marketplaces, trading exchanges, suppliers, B2B transactions and the back office ERP systems.

LOGILITY VOYAGER SOLUTIONS AND SERVICES

   Voyager Solutions are provided through Logility, Inc. We currently own approximately 85% of the common stock of Logility, the remaining 15% being publicly held.

   Logility's Voyager Solutions is an e-Business suite of business-to-business collaborative commerce solutions that enables end-to-end supply chain management within and between manufacturers, suppliers, distributors and retailers to more effectively manage the activities along their respective value chains and enable collaboration among external trading partners. Logility also provides collaborative commerce products to expand the number of business processes that can be executed via intranets, extranets and the Internet. Logility's services include the i-Community, which facilitates Collaborative Planning, Forecasting and Replenishment (CPFR)-based collaborative commerce within a web-based network of trading partners including suppliers, manufacturers, retailers and customers. Logility Voyager Solutions are also designed to power Internet-based trading exchanges, marketplaces and private company portals. The i-Community is powered by the Logility Voyager Solutions suite and enables companies to quickly reap the benefits of collaboration with external trading partners.

The key benefits of Logility's software solutions and services include the following:

   e-Business Solution for End-to-End Supply Chain Management. Our Logility Voyager Solutions provide functionality that addresses both the flow of information and the flow of products throughout the supply chain. By synchronizing our comprehensive planning software products with our transportation and warehouse management software solutions, our product suite can more efficiently and accurately coordinate the delivery of products to the customer. This end-to-end approach allows maximum synchronization of activities along the supply chain including collaboration with external trading partners.

   Advanced Collaborative Planning and Supply Chain Execution
Functionality. Our products allow for collaboration among the various levels within an organization and among external constituents (trading partners) throughout the supply chain. The architecture of Logility Voyager Solutions enables key constituents to participate in the planning process, including marketing, sales, manufacturing, procurement, logistics and transportation personnel, so that the requirements of all groups are factored in to create one consensus plan. Our collaborative planning functionality is further enhanced with collaborative commerce tools such as Logility Voyager Collaborate(TM) (formerly Logility Voyager XPS(TM), eXtensible Planning Solution), which leverages Internet technology to facilitate information sharing directly with trading partners. Voyager Collaborate supports the business processes and practices defined in the VICS' CPFR guidelines, enabling B2B collaborative commerce via the Internet between two or more trading partners. Complementing Voyager Collaborate for supply chain planning is Logility Voyager Fulfill(TM) (formerly Logility Voyager XES(TM), eXtensible Execution Solution) on the supply chain execution side. Voyager Fulfill extends collaboration to transportation and distribution center management trading partners. Through our i-CommunitySM, a collaborative network of trading partners, customers will be able to exchange information and conduct collaborative planning, forecasting and replenishment as well as streamline the order fulfillment process through collaboration amongst warehouse, transportation and carrier trading partners. Voyager Fulfill supports emerging industry standards for collaborative transportation management.

   Comprehensive Planning Solution. Our planning solution is comprised of demand, inventory, event, life cycle, replenishment, supply, manufacturing, and transportation planning modules that balance demand opportunities with supply constraints through the synchronization of information gathered from supply chain participants. A key benefit of our planning solution components is its emphasis on addressing the full range of complex demand planning requirements of our customers, including comprehensive forecasting capabilities that take into account each user's unique perspective of the supply chain. Additionally, the solution implements and manages key business initiatives like profit maximization or cost minimization, advancing traditional distribution resource planning (DRP), and advanced planning systems (APS) by applying financial and optimization capabilities to sourcing decisions, enabling companies with complex supply chains to balance profits, costs, and service while simultaneously considering all supply chain constraints.

   Robust Supply Chain Execution Solution. The Supply Chain Execution components of Logility Voyager Solutions support the needs of single or multi-site operations by systematically balancing logistics strategies, customer service policies, carrier effectiveness and inventory levels to optimize warehouse and transportation operations. During fiscal year 2001, Logility introduced the industry's first Internet-based collaborative transportation management solution, Voyager Fulfill, that incorporates the carrier in the buyer/seller relationship to optimize order fulfillment, increase on-time shipments, and provide greater visiblity of the status of customer orders.

   Rapid Deployment. Our products utilize a modular design centered around proven business processes to streamline implementation and accelerate deployment. The comprehensive functionality of each module generally permits customers to implement the solutions with nominal modifications. In addition, our software combines sophisticated techniques and tools with intuitive, Windows-and browser-based interfaces to reduce training requirements and implementation tasks. The Logility i-Community provides a complete solution for web-based networking of trading partners that facilitates collaboration with suppliers, manufacturers, distributors, retailers and customers. The i-Community allows trading partners to quickly access and leverage the Logility Voyager Solutions suite and gain the benefits of e-Business via a hosted deployment with a web-browser access.

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

Product Features

   Logility Voyager Solutions is designed to synchronize demand opportunities with supply constraints and logistics operations. The suite is comprised of a series of Internet-based, integrated modules that provide a robust solution for supply chain management resulting in both external and internal collaboration to streamline the supply chain. These modules can be implemented individually, as well as in combinations or as a full solution suite. Logility Voyager Solutions supports multiple communications protocols and is designed to operate with industry-standard open technologies, including leading web-based and client-server environments, such as UNIX AS/400 and Intel-based servers running Windows NT/Windows 2000 on Oracle, Microsoft SQL Server 2000 and DB2 databases. The following table summarizes our product line:

     Module                              Features
     ------                              --------
     Supply Chain Collaborative Commerce
     Logility Voyager Collaborate        . VICS Collaborative Planning,
      (formerly Logility Voyager XPS)      Forecasting and Replenishment (CPFR)
                                           compliant
                                         . Collaborative planning with trading
                                           partners (customers and suppliers)
                                         . Configurable deployment

     Module                           Features
     ------                           --------
                                      . Open integration architecture supports
                                        rapid integration with any forecasting
                                        scenario
                                      . Value Chain Workflow(TM)
                                      . Exception-based management of business
                                        conditions across the supply chain
                                      . Deployable in both private and public
                                        trading exchanges
     Logility Voyager Fulfill         . Collaborative warehouse and
      (formerly Logility Voyager XES)   transportation planning with trading
                                        (suppliers, customers, and carriers)
                                      . Configurable deployment
                                      . Open integration architecture
                                      . Value Chain Workflow(TM)
                                      . Exception-based management of order
                                        fulfillment business conditions
                                      . Deployable in both private and public
                                        trading exchanges
     Logility Voyager Select(TM)      . Optimizes transportation performance
                                        and pricing for total landed cost
                                        calculations
                                      . Targets private and public trading
                                        exchanges
                                      . Extends order sourcing, procurement and
                                        logistics offerings
     Supply Chain Event Management
     Logility Voyager Navigate(TM)    . Provides supply chain event management
                                        for increased visibility
                                      . Exception-based management of the
                                        supply chain
                                      . Efficiently monitors, notifies,
                                        controls and measures supply chain
                                        performance
                                      . Incorporates any Open Database
                                        Connectivity (ODBC)-compliant data
                                        source for an accuarate view of key
                                        business conditions
     Value Chain Strategy
     Value Chain Designer(TM)         . Strategic distribution network
                                        optimization
                                      . Customer assignment
                                      . Facility location
                                      . Balancing customer service levels and
                                        cost
                                      . Sourcing selection and capacity
                                        planning
     Demand Chain Planning
     Life Cycle Planning              . Plans each phase of a products life
                                        cycle from introduction, maturity,
                                        replacement, substitution and
                                        retirement
                                      . Flexible demand profile definition
                                      . Self-correcting model management
                                        automatically reforecasts based on POS
                                        data
                                      . Exception-based management alerts users
                                        of key business conditions
     Demand Planning                  . Item and Group forecasting
                                      . Self-selecting forecast models
                                      . Personalized data views

     Module                   Features
     ------                   --------
                              . Item stratification
                              . Product life cycle management with simulation
                              . Drag and drop data manipulation
     Inventory Planning       . Time-phased view of inventory
                              . Graphical simulations of inventory trade-off
                              . Views of dependent and independent demand
                              . Inventory management variables
     Event Planning           . Promotion planning
                              . Self-learning capabilities using artificial
                                intelligence
                              . Causal-based forecasting
                              . Promotion profitability simulations
     Demand Chain Voyager(TM) . Forecast retrieval and modifications via the
                                Internet and Corporate Intranets
                              . Tight integration with Demand Planning
                              . Promotion planning calendars
                              . Comprehensive security features
     Supply Chain Planning    . Collaborative planning with trading partners
     Manufacturing Planning   . Enterprise-wide capacity planning
                              . Plant-level scheduling
                              . Supports activity-based costing
                              . Optimizes sourcing decisions' actual costs
                              . Interactive simulation
                              . Real-time, in memory model
                              . Distributed and remote visual capacity planning
                              . Remote and collaborative manufacturing
     Supply Planning          . Comprehensive constraint-based management of
                                sourcing process
                              . Supports business goals such as profit
                                maximization or cost minimization
                              . Provides available to promise (ATP), capable to
                                promise (CTP) and profitable to promise (PTP)
                              . Exception-based management of supply chain
                                conditions
     Replenishment Planning   . Supports continuous replenishment strategies
                              . Provides time-phased distribution requirements
                                planning
                              . Proactive action messages
                              . EDI integration
                              . ATP methodologies
                              . Multi-site sourcing and allocation
     Transportation Planning  . Load Control Center
                              . Shipment planning and consolidation
                              . Freight rating and routing
                              . Carrier selection
                              . Optimized inbound and outbound planning

     Module                    Features
     ------                    --------
     Supply Chain Execution
     Transportation Management . Load tendering
                               . Shipment confirmation
                               . Freight audit and payment control
                               . Shipment documentation and tracking
     WarehousePRO(R)           . Customizable workflows and attributes
                                 incorporate best-of-breed warehouse practices
                               . Directs all pick, pack, and ship activities
                                 thorugh hand-held radio frequency devices
                               . User terminals support a variety of languages
                               . Dynamic label and report printing
                               . Integrated graphical user interface

Logility Voyager Solutions for B2B Collaborative Commerce

   These e-Business applications allow companies to execute and manage strategic trading partner relationships for direct material procurement, logistics and customer order fulfillment over intranets, extranets or the Internet.

Supply Chain Collaboration

   Logility Voyager Collaborate enables companies to communicate easily and share real-time information with trading partners by uniting suppliers, manufacturers, distributors and retailers under the power of common goals, common business processes and VICS Collaborative Planning, Forecasting and Replenishment (CPFR) standards that eliminates traditional barriers among trading partners. Voyager Collaborate is a completely CPFR-compliant application that provides configurable deployment, scaleability, Microsoft-centric architecture, open-integration architecture, value chain workflow and an exception-based management of business conditions both within the enterprise and across the supply chain network.

   Logility Voyager Fulfill extends collaboration to transportation and distribution center management trading partners to allow real-time information sharing and collaboration between customers, suppliers and carriers to ensure that customer orders are efficiently scheduled, executed and tracked for on-time delivery. Voyager Fulfill is compliant with emerging collaborative transportation management standards and provides configurable deployment, scaleability, Microsoft-centric architecture, open-integration architecture, value chain workflow and an exception-based management of business conditions.

   Logility Voyager Select optimizes transportation performance and pricing for private and public trading exchanges by enabling a total landed cost calculation within order sourcing, procurement and logistics processes.

Supply Chain Event Management

   Logility Voyager Navigate provides the benefits of Supply Chain Event Management (SCEM) by allowing trading partners to efficiently monitor, notify, control and measure supply chain processes on an exception basis, both within the company and throughout the supply chain to improve the efficiency and effectiveness of the overall operation.

Value Chain Strategy

   The Value Chain Designer module provides a strategic view of the Supply Chain Network. Companies can optimize location decisions, resource allocation, customer assignment and transportation strategies to minimize costs or maximize profitability.

Demand Chain Planning

   These solutions provide the visibility to increase forecast accuracy by as much as 40%. They create a comprehensive overview of demand. And with demand patterns revealed, companies can build plans that are totally attuned to the market.

   Life Cycle Planning provides collaborative life cycle planning, enabling the supply chain to effectively control each phase in a product's sunrise-to-sunset cycle--including introduction, maturity, replacement, substitution and retirement--to ensure that the right products are available at the point of customer demand.

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

   The Inventory Planning module is designed to determine the optimal balance between inventory and service levels. With extensive simulation capabilities, Inventory Planning helps manufacturers and distributors reduce inventory costs while meeting customer service requirements at the individual stock keeping unit (SKU) level. Built around industry best practices, Inventory Planning can enhance planning and scheduling of inventory while taking into consideration replenishment frequency and order size, seasonal build and manufacturing plans. Service level targets and policies can be applied individually to every product within an enterprise or uniformly throughout the various product lines.

   Event Planning is a causal-based forecasting solution designed to facilitate product life-cycle management and promotion planning, and provide forecasting capabilities to help determine the impact of promotions, price changes or other events, enabling manufacturers to adjust production to match changing demand. Event Planning utilizes advanced algorithms based on neural network techniques that allow the system to refine forecasting by incorporating the results of ongoing promotions and other activities.

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

Supply Chain Planning

   Logility offers superior support for optimizing assets, synchronizing supply, and planning order fulfillment. With multiple and simultaneous sourcing capabilities, supply issues and alternatives are immediately visible.

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

   Supply Planning supports sourcing options based on business goals such as profit maximization or cost minimization, balances manufacturing constraints, and applies advanced financial and optimization capabilities to sourcing decisions. Supply Planning also enables companies with complex supply chains to balance profits, costs, and service while simultaneously considering all supply chain constraints to satisfy business requirements.

   The Replenishment Planning module addresses the planning needs of an organization to determine the optimal balance between customer service levels and inventory. Replenishment Planning takes into account manufacturing constraints, inventory investment, desired service levels, and current orders and commitments. Features of Replenishment Planning include automatic detailed item planning to balance delivery loads and orders, filtered order review, SKU change simulation and constrained distribution requirements planning. The benefits of Replenishment Planning include, among others, faster inventory turns, optimized inventory levels and the ability to allocate customer orders based on user-defined priorities. Replenishment Planning provides support for continuous replenishment strategies, such as Vendor Managed Inventory, Quick Response and Efficient Consumer Response.

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

Supply Chain Execution

   Logility provides capabilities for managing both inventory and transportation with our Supply Chain Execution Solution. With these applications, companies can systematically balance logistics strategies, customer service policies, carrier effectiveness and inventory management.

   Transportation Management facilitates the timely execution of the optimized shipping plan developed by the Transportation Planning module. Load tendering and shipment tracking are included via Electronic Data Interchange (EDI), e-mail or automatic fax. The freight audit and payment capabilities enable flexible reporting of landed cost by shipment, customer or product group. The module is designed to reduce freight costs, improve carrier utilization and provide comprehensive freight management reporting.

   WarehousePRO incorporates advanced workflow technology, industry-specific practices and radio frequency data collection terminals to optimize warehouse operations. The software's object-oriented design allows users to define the properties of specific items, locations, or processes, thereby reducing the need for custom programming. The solution is highly flexible and can be reconfigured by the user to adapt to changing business requirements. WarehousePRO features an extensive workflow library of user-selected templates incorporating industry-specific best-practice warehousing techniques. With built-in standard interfaces to major radio frequency data collection systems, the software delivers more accurate inventory accountability and improved warehouse efficiency. WarehousePRO's performance analysis tools generate graphical reports that illustrate productivity gains, warehouse efficiency and inventory controls, enabling users to make real-time management decisions.

AMQUEST SERVICES

   AmQUEST provides complex managed hosting and network management services for enterprise applications across a broad array of computing platforms. AmQUEST provides a complete solution including infrastructure and both operational and technical support functions to successfully maintain our customers' mission-critical information systems and other e-commerce and network applications. We provide our services to enterprises, Application Service Providers (ASPs) and Network Service Providers (NSPs). Our advanced managed hosting services provide a single-source, highly scaleable, high performance platform for hosted business, e-commerce and multimedia applications. AmQUEST offers the following three services:

  . Complex Managed Hosting

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

   Our operations center, which combines advanced network capabilities, data hosting and monitoring, is built to handle these large servers as well as the traditional, rack-based servers. In addition, our technical support personnel are trained to operate all types of servers. This allows us the opportunity to service customers of all sizes and with many different application requirements. Many corporations utilize both large, more powerful servers for their enterprise applications and rack-based servers for their web sites. We can handle our customers entire server and application needs, whereas traditional hosting companies could only handle a portion of these needs.

Advanced Network Management/Monitoring Capabilities

   The Network Operations Center (NOC) is monitored 24 hours a day, 365 days a year by qualified, trained personnel. The NOC is equipped with advanced monitoring tools, back-up power supplies, redundant network architecture and standard security and fire protection measures. AmQUEST's center has been audited by PricewaterhouseCoopers and has been certified SAS70 compliant. AmQUEST has entered into an agreement with Level 3 Communications, which will allow us to utilize Level 3's data centers for the hosting of traditional, rack-based servers. This strategic alliance provides AmQUEST with the ability to rapidly expand capacity in a cost-effective manner. Currently, AmQUEST has hosting capabilities in nine U.S. cities. To access the backbone quickly and most effectively, AmQuest is currently evaluating growth through expansion of strategic relationships, acquisitions, and building additional data centers.

   AmQUEST has expertise in complete enterprise hosting of both front and back office systems on every major platform. Over the last eight years, AmQUEST has demonstrated success in hosting the entire IT infrastructure of over 50 companies. Demand for enterprise hosting services is expected to increase as IT environments become increasingly complex and as the expansion of the Internet places additional stress upon corporate IT resources by requiring tighter front to back office integration of systems.

   AmQUEST offers a comprehensive suite of Managed Hosting Solutions that supports complex enterprise systems as well as NT and UNIX servers.

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

   . Microsoft IIS Web Monitoring

   . Microsoft Exchange Monitoring

   . Event Scheduling

   AmQUEST offers high quality Network Management services that provide value both to enterprises and to NSPs. The comprehensive solution suite includes:

  . Private Network Management

  . Frame Relay

  . VPNs (Virtual Private Networks)

  . Design and Implementation Support

  . Network Operation Center Monitoring

  . Security

Strategy

   Our objective is to become the leading provider of enterprise-wide solutions to mid-market distributors and manufacturers. Our strategy includes the following key elements:

   Leverage and Expand Installed Base of Customers. We currently target businesses in the consumer goods, chemicals and pharmaceuticals, food and beverage, and oil and gas industries. We intend to continue to leverage our installed base of more than 700 customers to introduce additional functionality, product upgrades, complementary modules, and application hosting services. In addition, we intend to expand sales to new customers in our existing vertical markets and to target additional vertical markets over time.

   Continue to Expand Sales and Marketing. We intend to continue to pursue an increased share of the market for value chain management software solutions by expanding our sales and marketing activities. We intend to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods manufacturers.

   Maintain Technology Leadership. We believe that we are a technology leader in the field of value chain management software solutions and intend to continue to provide innovative, advanced solutions and services to this market. We believe that we were one of the earliest providers of value chain planning software solutions on a client-server platform and on Windows NT, and the first to introduce a value chain planning software solution that operates over the Internet and provides application hosting services. We intend to continue to develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards.

   Implement E-Business Strategy. We have launched an e-Business initiative that will enable us to build on current applications while moving toward total Internet-based value chain management. Our e-Business strategy includes three levels of products and services designed to enable the optimization of the customer's value chain and improve collaboration. In launching this initiative, we intend to do the following:

  . Continue to develop and sell e-Intelliprise capabilities that capitalize on the speed and flexibility of the Internet with the collaborative planning and logistics capabilities of Intelliprise.

  . Continue to develop and sell the e-application products that leverage the Internet to improve processes and communications.

  . Continue the growth of our AmQUEST subsidiary by focusing on its web-based hosting capabilities, including operating as an ASP.

   Focus on Integrated Planning and Logistics Execution Solution. We believe we are one of the few providers of integrated value chain management software solutions addressing both demand and supply planning as well as transportation and warehousing logistics requirements. We are focusing on providing the most comprehensive planning and execution solution aimed at optimizing operations along the value chain. We intend to continue focusing our development initiatives on enhancing our end-to-end solution and introducing additional capabilities that complement an integrated solution.

   Focus on MidMarket. We have defined as "MidMarket" those corporations or divisions of corporations that have annual revenues ranging from $200 million to $2 billion. Organizations of this size fit our historical customer profile, and are prime candidates for the purchase and use of our unique full suite of integrated products.

   Increase Penetration of International Markets. In the fiscal year ended April 30, 2001, we generated 10% of our total revenues from international sales and established marketing relationships with a number of international distributors. We intend to expand our international presence by adding additional direct sales personnel to address international markets and creating additional relationships with distributors in Europe, Latin America and the Asia/Pacific region.

   Expand Strategic Relationships. We intend to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and e-commerce vendors. We have a number of varying marketing and/or product relationships with ERP vendors, systems integrators and service organizations, including Accenture, GERS Retail Systems, IBM, INSIGHT, Inc., JBA International, Level3, March First, Microsoft, Microsoft Great Plains Business Solutions (formerly Great Plains Software), Pitney Bowes, Ross Systems, Tompkins Associates, and 3Plex. In addition, we have developed a network of international agents who assist in the selling our products. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position.

   Continue to Focus on Providing High Quality Customer Service. Providing high quality customer service is a critical element of our strategy. We intend to continue to invest in technology and personnel to accommodate the needs of our growing customer base.

Customers

   We primarily target businesses in the consumer-packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. During fiscal 2001, we provided software and services to approximately 700 customers. No single customer accounted for 10% or greater of our revenues for the fiscal year ended April 30, 2001. A sample of companies that have purchased one or more of our products and services is as follows:

        Consumer               Chemicals, Oil & Gas,                Manufacturing
     Packaged Goods               Pharmaceuticals                    and Others
     --------------            ---------------------                -------------
Ashley Furniture           Beyschlag Centralab Component Appleton Paper
Aurora Foods               BOC Distribution Services     Corning Cable Systems
Bausch & Lomb              Boots the Chemist             Crown Crafts, Inc.
Bell Sports                CITGO                         Dal-Tile Corporation
Broyhill Furniture         Eastman Chemical Company      Epson America, Inc
Canandaigua Wine Company   Gulf Petrochemical            Harley Davidson
ConAgra, Inc.              Intesa                        HugoBoss
Eagle Family Foods         Kaiser Foundation             IBM/Synertech
Haverty Furniture Company  Nordic Synthesis AB           Koch Industries
Heineken USA               Norton Chemical               Komatsu America
L'Oreal USA                Pharmacia & Upjohn            Magneti Marelli
Maybelline, Inc.           Phizer, Inc.                  Mercury Marine
McCormick & Company        Sigma-Aldrich Corporation     Mohawk Paper
Nestle France              Solvay Pharmaceuticals Inc.   Peugeot International
Sara Lee Knit Products     Warner-Lambert Company        Plastics, Inc.
Johnson Polymer                                          Porsche Cars of North America, Inc.
Saks, Inc.                     Telecommunications        Powerware Corporation
Seagram's                      ------------------        Newell Company
The Franklin Mint          British Telecom               Rand McNally & Company
The HoneyBaked Ham Co.     GTE                           Raytheon Marine
Tiffany & Company          Sprint PCS                    Reynolds Metals
Unilever Research                                        Rheem Manufacturing
VF Corporation                   Utilities               RJ Reynolds
Wickes Furniture                 ---------               Robert Horne Paper Company
                           Alabama Gas Corporation       Saks, Incorporated
                           Allegheny Power Corporation   Siecor
                           Florida Power & Light         Snap On, Incorporated
                           Saudi Consolidated Electric   Sony Electronics
                           Texas Utilities               Subaru of America, Inc.
                                                         Tyco Plastics and Adhesives
                                                         Union Camp
                                                         US Ceramic Tile
                                                         Wells/Bloomfield
                                                         WestPoint Stevens
                                                         Xpedx

Integrated System Design

   While our software applications can be used individually, they are designed to be combined as integrated systems to meet unique customer requirements. The user may select virtually any combination of modules to form an integrated solution for a particular business problem. The license fee for such a solution could range from $7,000 for a single module to $1,200,000 or more for a multi-module, multiple-user solution incorporating the full range of our products.

   Customers frequently require services beyond those provided by our standard support/maintenance agreement. To meet those customers' needs, we established a separate professional services division which provides specialized business and software implementation consulting, custom programming, on-site installation, system-to-system interfacing and extensive training. These services, frequently referred to as "systems integration services," are provided for an additional fee normally under a separate contract, based upon time and materials utilized.

Marketing and Sales

   Typically, our customers are medium-sized companies or divisions of larger companies with substantial data processing budgets.

   First-time customers may license a single module or a system composed of several modules. These customers often license other modules to expand the range of software available to them, and may also license additional modules or systems similar to those already licensed for use at additional locations.

   We sell our products directly to the end-user through our sales and presales staff, which consists of 66 persons located in five areas worldwide: Mid U.S.
(13), Northeast U.S. (3), Southern U.S. (38), and Europe (12). The presales staff provides consultation, advice and assistance to the sales executives and the customer in selecting an appropriate configuration of application software modules to address the user's needs. We obtain sales leads from advertising in trade publications, participation in industry trade shows and exhibitions, Company-conducted seminars, telemarketing activities and referrals from existing customers.

   In fiscal 2001, we continued our program to develop a network of sales agents to support our sales internationally. These agents, along with a designated Company-employed country manager, are establishing a national presence for us in targeted countries throughout Latin America, Europe and the Middle East.

   The price for our products typically is determined based upon the number of modules licensed and the number of servers, users and sites for which the solution is designed. During the fiscal year ended April 30, 2001, license fees generally ranged from $50,000 to $1.2 million.

Licenses

   Like many business application software firms, we typically enter into license agreements that grant non-exclusive rights to use our products. Our standard license agreements contain provisions designed to prevent disclosure and unauthorized use of our software. These agreements warrant that our products will function in accordance with the specifications set forth in our product documentation. These licenses generally limit the use of the software to a specific number of individual users and servers for a one-time fee. A significant portion of the license fee is generally payable upon the delivery of product documentation, with the balance due upon installation.

Services and Support

   We offer a full range of services that allow our customers to maximize the benefits of our software products including: project management, implementation, product education, technical consulting, programming, system integration, network management and maintenance and support. The customer receives documentation manuals or imbedded help software, which describe the system's features and its method of operation. The user is normally entitled to telephone support for a period of at least six months at no additional charge. Our software products are continually enhanced and improved to accommodate technological changes and other factors, which may affect the customer's information requirements. Our services are priced separately, and fees for our services generally are not included in the price of our software products. To receive maintenance and enhancements from us after the initial period, customers must pay fees which are based on the then-current price of the product.

   As a part of our support service, we provide experienced application and data processing personnel to answer telephone inquiries on a 24-hours-a-day, seven days-a-week basis, and furnish consulting support in implementing and maintaining our systems. In addition, training courses and documentation materials are available to train personnel and update them on new system features.

Research and Development

   We are committed to the development and acquisition of new products and to the continued enhancement of our existing products. During fiscal 2001, 2000, and 1999, we expensed approximately $11,624,000, $9,675,000 and $11,511,000, respectively, for research and development. In addition, we capitalized $3,949,000, $10,446,000 and $10,902,000, in software development costs during fiscal years 2001, 2000 and 1999, respectively, in accordance with the Statement of Financial Accounting Standards No. 86. Our new internal product development and enhancements of existing products include two categories: research and development expenditures and additions to capitalized computer software development costs. These combined categories totaled $15,573,000, $20,121,000 and $22,413,000 in fiscal years 2001, 2000 and 1999, respectively, and represented 24%, 19% and 21%, respectively, of total revenues in those years.

   We believe that our client/server and Internet-based solutions, which utilize the latest technologies, will be important for our long-term growth. As of April 30, 2001, we employed 88 persons in research, development and enhancement activities.

Competition

   The market for enterprise applications is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. In the application software market, we compete directly with a number of firms, including computer manufacturers, large diversified computer service companies and independent suppliers of software products. Approximately six firms that market mainframe application software products and over thirty firms that market midrange and client/server application software products are significant competitors for one or more of our products. A number of these competitors have significant worldwide presence, longer operating and product development history and financial, marketing, management and technical resources substantially greater than we do.

   The primary markets for our software include manufacturers and distributors in consumer packaged goods, food & beverage, chemicals, pharmaceuticals, industrial products, and textiles, as well as retailers, wholesale distributors, health & beauty care, public utilities and public transportation. Our software and services operate on IBM mainframe, AS/400, RS/6000, HP 9000, and additional UNIX platforms, as well as Intel-based servers and clients that operate Windows 3.1, Windows 95, 98, 2000 and Windows NT.

   We believe that purchasers of software products are principally concerned with the range of product modules available, ease of integration, variety of features, performance, simplicity of use, documentation, technical support and training. We further believe that our software products and services are competitive in these areas. Price considerations are a key factor and we believe our pricing is competitive. We believe the market trend to open systems, allowing software to operate across hardware platforms, will increase the number of competitors and intensity of competition. Management believes that it is necessary for us to expend significant development monies annually to remain competitive in the marketplace.

Trademarks and Copyrights

   We seek to protect our proprietary interest in software products and trade secrets. We maintain non-disclosure and confidentiality agreements and other contractual arrangements with customers, consultants, employees and others. While the strict enforceability of such agreements cannot be assured, we believe that they provide a deterrent to the use of information which may be proprietary to us and in the event of any breach of such agreements, we intend to take appropriate legal action. We also copyright our programs and software documentation related to these programs. In addition, certain trademarks of ours have been registered an others have registration applications pending.

   Existing copyright laws afford only limited protection of our intellectual property. Moreover, the laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States. Management believes that the rapid technological change in the computer software industry has made trade secret and copyright protection less significant than factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of our support services.

   Despite measures we have taken to protect our proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, litigation may be necessary to enforce our intellectual property rights to the extent that unauthorized parties may attempt to reverse engineer or copy aspects of our products or obtain and use information that we regard as proprietary. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

   In the future, we may increasingly be subject to claims of intellectual property infringement as the number of products and competitors in our industry segment grows and the functionality of products in different industry segment overlaps. There can be no assurance that third parties will not claim infringement by us with respect to current or future products. Any such claims against us, with or without merit, can be time consuming and expensive to defend, prosecute or resolve. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require a substantial amount of attention from management, require disputed rights to be licensed from others, require us to enter into royalty arrangements or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business, operating results and financial condition. To the extent that we are required to obtain licenses to patents or proprietary rights of others there can be no assurance that any such licenses will remain acceptable to us, if at all.

Employees

   As of April 30, 2001, we had 444 full-time employees, including 88 in product research, development and enhancement, 236 in customer support and professional services, 79 in marketing, sales and sales support, and 41 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who are in great demand.

   We have never had a work stoppage and no employees are represented under collective bargaining arrangements. We consider our employee relations to be excellent.

                                  RISK FACTORS

Factors That May Affect Future Results and Market Price of Stock.

   We have included certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K. We may also make oral and written forward-looking statements from time to time, in reports filed with the Securities and Exchange Commission, and otherwise. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

   We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended April 30, 1999, 2000 and 2001 contained elsewhere in this Form 10-K.

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

  . the possibility of economic downturns, both domestic and international, characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs, may substantially reduce customer demand and contracting activity;

  . customers may unexpectedly postpone or cancel system replacement or new system evaluations due to changes in their strategic priorities, project objectives, budgetary constraints or company management;

  . customer evaluations and purchasing processes vary from company to company, and a customer's internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor; and

  . the number, timing and significance of software product enhancements and new software product announcements by us and by our competitors may affect purchase decisions.

   Several factors may require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including:

  . whether the license agreement relates to then unavailable software products;

  . whether transactions include both currently deliverable software products and software products that are under development or other undeliverable elements;

  . whether the customer demands services that includes significant modifications, customizations or complex interfaces that could delay products delivery or acceptance;

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

   Variances or slowdowns in our contracting activity in prior quarters may affect current and future consulting, training and maintenance service revenues since these revenues typically follow license fee revenues. Our ability to maintain or increase services revenue primarily depends on our ability to increase the number of our licensing agreements. In addition, our expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, our net income is likely to be disproportionately adversely affected.

There Is Intense Competition in Our Industry, Which Requires Us to Constantly Create New Products, Improve Our Existing Products and Sell Our Products at Competitive Prices.

   We compete with a variety of software vendors, including:

  . internet application vendors in the enterprise application software market segment;

  . vendors in the manufacturing software application market segment;

  . vendors in the emerging enterprise resource optimization software solutions market segment;

  . providers of human resource management system software products;

  . providers of financial management systems software products;

  . internal development efforts by Corporate Information Technology departments.

  . application hosting services vendors; and

  . numerous other firms that offer products and services with new or advanced features.

   As a result, the market for business application software and related services has been and continues to be intensely competitive. Some competitors have become more aggressive with their prices and payment terms and issuance of contractual implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms.

   In addition, we believe we must differentiate ourself through different or more subtle architectural and technological factors.

   Some of our competitors may have an advantage over us due to their:

  . significant worldwide presence;

  . longer operating and product development history; and

  . substantially greater financial, technical and marketing resources than ours.

   Furthermore, potential customers may consider outsourcing options, including application service providers, data center outsourcing and service bureaus as viable alternatives to licensing our software products.

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

We Are Dependent Upon Key Personnel, and Need to Hire Additional Personnel in All Areas.

   Our future operating results depend significantly upon the continued service of a relatively small number of key senior management and technical personnel, including our Chief Executive Officer, James C. Edenfield. None of our key personnel are bound by long-term employment agreements. The loss of Mr. Edenfield or one or more other key individuals could have an adverse effect on us.

   Our future success also depends on our continuing ability to attract and retain other highly qualified managerial and technical personnel. Competition for these personnel is intense, and we have at times experienced difficulty in recruiting and retaining qualified personnel. We may be unable to retain our key managerial and technical employees and we may not be successful in attracting, assimilating and retaining other highly qualified managerial and technical personnel in the future. If our competitors increase their use of non-compete agreements, the pool of available sales and technical personnel may further narrow in certain areas, even if the non-compete agreements ultimately prove to be unenforceable. We may grant large numbers of stock options to attract and retain personnel, which could be highly dilutive to our stockholders. The loss of key management and technical personnel or the inability to attract and retain additional qualified personnel would have an adverse effect on us.

Our Principal Stockholders May Control Our Management Decisions.

   James C. Edenfield, Chief Executive Officer of the Company, and Thomas L. Newberry, Chairman of the Board of Directors, own 100% of our outstanding Class B common stock between them, giving them the right to elect a majority of the Board of Directors. Current directors and executive officers as a group beneficially own approximately 3.9% of our Class A common stock. Mr. Edenfield, Dr. Newberry and members of their immediate families currently constitute four of the eight members of the Board and, thus, have significant influence in directing the actions of the Board of Directors.

The Impact of Changes in Global Economic Conditions on Our Customers May Cause Us to Fail to Meet Expectations, Which Would Negatively Impact the Price of Our Stock.

   Our operating results can vary significantly based upon the effect of changes in global economic conditions on our customers. In particular, the current macro-economic environment is more uncertain than in recent periods and has the potential to materially and adversely affect us. The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the areas in which we compete. Because we sell primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. Because historically we have relied upon relatively large license transactions, we may be especially prone to this risk. Customers may defer or reconsider purchasing products if they experience a downturn in their business or if there is a downturn in the general economy.

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

Future Regulation of the Internet May Slow its Growth, Resulting in Decreased Demand for Our Products and Services and Increased Costs of Doing Business.

   Due to increasing popularity of the Internet, it is possible that state, federal and international regulators could adopt laws and regulations that impose additional burdens on companies conducting business online. For example, the growth and development of the market for Internet-based services may prompt calls for more stringent consumer protection laws. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could inhibit the expansion of the Internet, causing our costs to increase and our growth to be harmed.

The Viability of Electronic Marketplaces Is Uncertain.

   Electronic marketplaces that allow collaboration over the Internet among trading partners are relatively new and unproven. There can be no assurance that trading partners will adopt electronic marketplaces as a method of doing business. Trading partners may fail to participate in electronic marketplaces for a variety of reasons, including:

  . concerns about the confidentiality of information provided electronically to electronic marketplaces;

  . the inability of technological advances to keep pace with the volume of information processed by electronic marketplaces; and

  . egulatory issues, including antitrust issues that may arise when trading partners collaborate through electronic marketplaces.

   Any of these factors could limit the growth of electronic marketplaces as an accepted means of commerce. Slower growth or the abandonment of the electronic marketplace concept in one or more industries could have a material adverse effect on our results of operations and financial condition.

We Depend on Third-Party Technology that Could Result in Increased Costs or Delays in the Production and Improvement of Our Products.

   We license critical third-party software products that we incorporate into our own software products. If any of the third-party software vendors were to change their product offerings or terminate our licenses, we might need to incur additional development or acquisition costs to ensure continued performance of our products. In addition, if the cost of licensing any of these third-party software products significantly increases, our gross margin levels could significantly decrease.

   We rely on existing relationships with certain other software vendors who are also competitors. If these vendors change their business practices in the future, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors.

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

We May Change Our Pricing Practices, Which Could Impact Operating Margins or Customer Ordering Patterns.

   In the future, we may choose to make changes to our pricing practices. For example, we may (i) offer additional discounts to customers, (ii) increase (or decrease) the use of pricing that involves periodic fees based on the number of users of a product, or (iii) change maintenance pricing. Such changes could reduce margins or inhibit our ability to sell our products.

Recent Accounting Pronouncements Could Adversely Impact Our Profitability by Delaying Some Revenue Recognition into Future Periods.

   In recent years, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition;" SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition;" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we currently comply with SOPs 97-2 and 98-4. SOP 98-9 was effective beginning January 1, 2000 and imposes significant new requirements such as establishing vendor-specific objective evidence. We have changed certain business policies to meet the requirements of SOP 98-9. The effect of the SOP 98-9 on our fiscal 2002 financial results is not presently determinable due to numerous factors, including the actual implementation of such policies, specifically negotiated exceptions to such policies, changes in market conditions and changes in interpretations of the SOPs. However, we believe that SOP 98-9 may require significantly more revenue to be deferred for certain types of transactions.

   The American Institute of Certified Public Accountants has issued implementation guidelines for these standards and the accounting profession is still discussing a wide range of potential interpretations. These implementation guidelines, once finalized, could lead to unanticipated changes in our current revenue accounting practices that could cause us to recognize lower profits. As a result, we may change our business practices significantly in order to continue to recognize a substantial portion of our license revenues when we deliver our software products and services. These changes may adversely affect our business.

Our Continued Growth Depends Upon Our Ability to Build and Maintain Strategic Relationships with Third Parties.

   A key aspect of our sales and marketing strategy is to build and maintain strong working relationships with businesses that we believe play an important role in the successful marketing of our software products and the marketing of our managed services and other services. Our current and potential customers often rely on third-party system integrators to implement, deploy and manage client/server and other platform-based applications. We believe that our marketing and sales efforts are enhanced by the worldwide presence of these companies. However, these companies, most of which have significantly greater financial and marketing resources than us, may start, or in some cases increase, the marketing of business application software in competition with us, or may otherwise discontinue their relationships with or support of us. In addition, if these strategic partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of our software products, we may lose customers.

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

Our Software Products and Product Development Are Complex, Which Make It Increasingly Difficult to Innovate, Extend Our Product Offerings, and Avoid Costs Related to Correction of Program Errors.

   The market for our software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. Our future success will depend in part upon our ability to:

  . continue to enhance and expand our core applications;

  . continue to sell our products;

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

   Our software products can be licensed for use with a variety of popular industry standard database management systems. There may be future or existing database management system platforms that achieve popularity within the business application marketplace and on which we may desire to offer our applications. These future or existing database management system products may or may not be architecturally compatible with our software product design. We may not be able to develop software products on additional platforms with the specifications and within the time frame necessary for market success.

   Despite testing by us, our software programs, like all software programs generally, may contain a number of undetected errors when they are first introduced or as new releases are subsequently released. This may result in increased costs to correct such errors and reduced acceptance of our software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

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

Implementation of Our Products Can Be Complex, Time-Consuming and Expensive and Customers May Be Unable to Implement Our Products Successfully or Otherwise Achieve the Benefits Attributable to Our Products.

   Our products must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. Our customers may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products.

Our Recent and Future Acquisitions May Not Be Successful.

   We have in the recent past acquired and invested, and may continue to acquire or invest, in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include:

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

   Recent changes in the law require the use of the purchase method of accounting in all new business acquisitions. The purchase method of accounting for business combinations may require large write-offs of any in-process research and development costs related to companies being acquired, as well as ongoing amortization costs for goodwill and other intangible assets valued in combinations of companies. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net income in the quarter of the combination and for several subsequent years. We may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

Our International Operations and Sales Subject Us to Risks Associated with Unexpected Activities Outside of the United States.

   The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. Changes in the following factors, among others, could have an adverse impact on our business and earnings:

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

  . offering foreign technical standards;

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

The Euro Creates Uncertainty for Our Product Development and, as a Result, Could Impact Sales.

   A number of our software releases contain European Monetary Union, or EMU, functionality that allows for dual currency reporting and information management. However, since the Euro will not be the sole legally required currency in any of the member nations until 2002, it is possible that all issues related to conversion to EMU have not surfaced yet, and may not have been adequately addressed. In addition, our products may be used with third-party products that may or may not be EMU compliant. Although we continue to take steps to address the impact, if any, of EMU compliance for such third-party products, failure of any critical technology components to operate properly under EMU may adversely affect sales or require us to incur unanticipated expenses to remedy any problems.

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

We May Experience Liability Claims Arising Out of the Licensing of Our Software and Provision of Services.

   Our agreements normally contain provisions designed to limit our exposure to potential liability claims. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or ordinances. For example, we may not be able to avoid or limit liability for disputes relating to product performance or the provision of services. If a claim against us were to be successful, we may be required to incur significant expense and pay substantial damages. Even if we prevailed, the accompanying publicity could adversely impact the demand for our software.

Concerns That Our Products Do Not Adequately Protect the Privacy of Consumers Could Inhibit Sales of Our Products.

   One of the features of our customer management software applications is the ability to develop and maintain profiles of customers for use by businesses. Typically, these products capture profile information when customers and employees visit an Internet web-site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although our customer management products are designed to operate with applications that protect user privacy, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. If we cannot adequately address customers' privacy concerns, these concerns could seriously harm our business, financial condition and operating results.

Increased Rate of Growth in Our Operations Could Increase Demands on Our Managerial and Operational Resources.

   If the rate of growth in the scope of our operating and financial systems and the geographic distribution of our operations and customers increases dramatically, it may increase demands on our management and operations. Our officers and other key employees will need to implement and improve our operational, customer support and financial control systems and effectively expand, train and manage our employee base. Further, we may be required to manage an increasing number of relationships with various customers and other third parties. We may not be able to manage future expansion successfully, and our inability to do so could harm our business, operating results and financial condition.

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

  . The market for the managed services offered by AmQUEST has only recently begun to develop, is evolving rapidly and is characterized by an increasing number of market entrants. The market for managed services offered by AmQUEST may not prove to be viable or, if it becomes viable, may not continue to grow. If this market fails to develop, or develops more slowly than expected, or if AmQUEST's services do not achieve market acceptance, AmQUEST's business would be adversely affected. In particular, AmQUEST has not yet determined the long-term impact on its business of recent weakness in U.S. and international technology industries. Because AmQUEST believes that companies in these industries are strong candidates for its services, continued weakness in these industries could have a material adverse effect on the business of AmQUEST.

  . The market for managed services offered by AmQUEST is highly competitive.
    There are few substantial barriers to entry and many of AmQUEST's current competitors have substantially greater financial, technical and marketing resources, larger customer bases, more data centers, longer operating histories, greater name recognition and more established relationships in the industry than AmQUEST possesses. AmQUEST's current and potential competitors may be able to grow their businesses at a faster pace than AmQUEST or attract AmQUEST's current and potential customers away from AmQUEST, which could negatively affect AmQUEST's customer base, revenues and results of operations.

  . Any damage to or failure of AmQUEST's systems or service providers caused by human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events could result in reductions in, or terminations of, services to its customers, which could negatively affect its revenue, cause it to lose customers or result in litigation. AmQUEST seeks to protect its network infrastructure and customers' equipment against such damage. Despite precautions it has taken, however, a natural disaster or other unanticipated problems at AmQUEST's Network Operation Center and other service provider locations could result in interruptions in its services or significant damage to customer equipment.

  . Colocation providers have established colocation facilities in most major cities in the U.S. Because AmQUEST anticipates that many customers locating their computer equipment at those facilities will be attracted to monitoring services such as those AmQUEST provides, AmQUEST is seeking to build a direct sales force targeting these potential customers, as well as its own customers that may wish to locate in those facilities. If this new market fails to generate substantial revenues at attractive margins, this source of business will not contribute to AmQUEST's future profitability and, thus, AmQUEST's revenues and profitability would not increase at a rate consistent with its goals and projections.

  . The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers has only recently begun to develop. The increased demands that the Internet imposes on large enterprises has been an important factor in the increased demand for AmQUEST's managed services. Thus, AmQUEST's success will depend largely on the continued growth in Internet usage. In addition, AmQUEST's business plan anticipates extensive growth in the application hosting markets, which complement AmQUEST's managed services. The growth of the Internet, including the Web site hosting and application hosting markets, is subject to a high level of uncertainty and depends on a number of factors, including the growth in consumer and business use of new interactive technologies, the development of technologies that facilitate interactive communications, security concerns and increases in data transport capacity. If the Internet as a commercial medium fails to grow or develops more slowly than expected, AmQUEST will not be able to develop its business as anticipated.

  . AmQUEST relies on a number of public and private network interconnections to allow its customers to connect to other networks. AmQUEST must continue to expand and adapt its network arrangements to accommodate an increasing amount of data traffic and changing customer requirements. If the networks with which AmQUEST interconnects were to discontinue their interconnections, and AmQUEST is unable to access alternative networks, its ability to provide services to its customers would be significantly constrained. Furthermore, AmQUEST's business will be harmed if these networks do not add more bandwidth to accommodate increased traffic.

  . The ability to provide secure transmissions of confidential information over networks accessible to the public is a significant barrier to electronic commerce and communications. A portion of AmQUEST's services rely on security technology licensed from third parties. Despite a variety of network measures that it has taken, AmQUEST cannot provide assurance that unauthorized access, computer viruses, accidental or intentional actions and other disruptions will not occur. In such an event, AmQUEST could become liable to others and lose existing or potential customers.

  . Because AmQUEST's managed services are critical to many of its customers' businesses, any significant interruption in AmQUEST's services could result in lost profits or other indirect or consequential damages to its customers. AmQUEST's customers are required to sign agreements that incorporate its standard terms and conditions. Although these terms disclaim AmQUEST's liability for any such damage, a customer could still bring a lawsuit against AmQUEST claiming lost profits or other consequential damages as the result of a service interruption or other problems that the customer may ascribe to AmQUEST. If a court refuses to enforce any limitations on AmQUEST's liability and the outcome of any lawsuit is adverse to it, then AmQUEST could be required to pay a judgment and significant costs.

  . The adoption or modification of laws or regulations relating to the Internet could adversely affect AmQUEST's business. Laws and regulations passed in the United States and abroad that are directly applicable to communications and commerce over the Internet are becoming more prevalent. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. AmQUEST provides services over the Internet in all states in the United States and in many foreign countries, and it facilitates the activities of its customers in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, and AmQUEST could find that it is subject to regulation, taxation, enforcement or other liability in unexpected ways, which could materially adversely affect its business.

ITEM 2. PROPERTIES

   Our corporate headquarters are located in an approximately 100,000 square foot office building that we own, at 470 East Paces Ferry Road, N.E., Atlanta, Georgia.

   We own a four-story 42,000 square foot building at 3110 Maple Drive, a one-story 1,400 square foot building at 3116 Maple Drive, a one-story 14,000 square foot building at 3120 Maple Drive, and a two-story 10,000 square foot building at 480 East Paces Ferry Road, each of which is located in Atlanta, Georgia near our headquarters. We also own a one-story 4,000 square foot building at 490 East Paces Ferry Road, Atlanta, Georgia, which we lease to a restaurant.

   We lease a two-story, 17,500 square foot building at 443 East Paces Ferry Road, N.E., Atlanta, Georgia, which is used primarily for financial administration. This building is owned by a limited partnership of which Thomas
L. Newberry and James C. Edenfield, principal shareholders of American Software, are the sole partners. The term of the lease expired December 31, 1996, and has been continued on a quarterly basis with a current base rental rate of $17.00 per square foot, pending negotiation of a new lease.

   We lease approximately 30,175 square feet of office space in the United Kingdom. We have also entered into leases for sales offices located in various cities in the U. S. and overseas. Normally, these leases are for terms of less than five years and average 3,000 square feet of leasable space.

   We own a variety of electronic and computer equipment, including two mainframe class computers, consisting of one IBM 9121 732, and one IBM 9221 150, and lease three IBM 9672 RA6, two IBM 2003 2C5, one IBM 9672 RB5, and nine IBM AS400s. In addition , twenty-eight NT and Unix systems are in service. All of these systems are used for outsourcing services, network management, program development and testing, and product demonstration.

ITEM 3. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of shareholders during the fourth quarter of our recently completed fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market

   Our Class A Common Shares are listed on the Nasdaq Stock Market--National Market under the symbol AMSWA. As of July 12, 2001, there were 9,185 holders of record of Class A Common Shares, some of whom are holders in nominee name for the benefit of different shareholders, and two holders of Class B Common Shares.

Market Price Information

   The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company's last two fiscal years (2001 and 2000).

                                                                High     Low
                                                                ----     ---
   Fiscal Year 2001
   First Quarter............................................... $ 8 1/2  $3 7/8
   Second Quarter..............................................   6 5/8   3 1/16
   Third Quarter...............................................   3 1/2   1 3/8
   Fourth Quarter..............................................   2 7/16  1 1/8

                                                                High     Low
                                                                ----     ---
   Fiscal Year 2000
   First Quarter............................................... $ 4 1/2  $2 1/2
   Second Quarter..............................................   4 1/4   2 3/8
   Third Quarter...............................................  14 3/4   2 2/3
   Fourth Quarter..............................................  24 7/16  5 5/8

Dividends

   No dividends were paid on our common stock during the past three fiscal years. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Transfer Agent

First Union National Bank
Equity Services Group
1525 West W.T. Harris Blvd, 3C3
Charlotte, NC 28288
Phone: (800)829-8432
www.firstunion.com/corptrust

   Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers
   The following firms make a market in the common shares of American Software,
Inc:

Cantor, Fitzgerald & Co.                    Schwab Capital Markets
Fleet Trading/Div Fleet Secs.               Sherwood Securities Corp.
Gruntal & Co. Incorporated                  Spear, Leeds & Kellogg
Herzog, Heine, Geduld, Inc.                 The Robinson Humphrey Co.
Jefferies & Company, Inc.                   Wachovia Securities
Knight Securities L.P.                      Wien Securities Corp.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The selected combined financial data presented below for the years ended April 30, 2001, 2000, 1999, 1998, and 1997 are derived from our audited combined financial statements.

                                            Years Ended April 30,
                         --------------------------------------------------------------
                            2001         2000         1999         1998        1997
                         -----------  -----------  -----------  ----------- -----------
                                  (In thousands, except per share amounts)
Combined Statements of
 Operations Data:
Revenues
  Licenses.............. $    12,778  $    20,572  $    19,602  $    33,548 $    30,106
  Services..............      52,064       59,740       63,572       50,090      32,595
  Maintenance...........      23,865       25,198       26,003       23,834      22,010
                         -----------  -----------  -----------  ----------- -----------
    Total revenues......      88,707      105,510      109,177      107,472      84,711
                         -----------  -----------  -----------  ----------- -----------
Cost of Revenues:
  Licenses..............       5,681        5,177        8,254        8,182       6,754
  Services..............      44,289       45,999       45,344       33,439      27,410
  Maintenance...........       5,225        9,750       10,337        7,642       7,972
                         -----------  -----------  -----------  ----------- -----------
    Total cost of
     revenues...........      55,195       60,926       63,935       49,263      42,136
                         -----------  -----------  -----------  ----------- -----------
Gross Margin............      33,512       44,584       45,242       58,209      42,575
Operating expenses:
  Research and
   development..........      11,624        9,675       11,511       12,112       7,343
  Sales and marketing...      22,588       23,985       28,859       25,915      20,811
  General and
   administrative.......      13,555       13,365       14,427       11,354      11,970
  Provision for doubtful
   accounts.............       1,627          385        1,880          176         770
  Charge for asset
   impairment...........      10,458          --        26,563          --          --
                         -----------  -----------  -----------  ----------- -----------
    Total operating
     expenses...........      59,852       47,410       83,240       49,557      40,894
                         -----------  -----------  -----------  ----------- -----------
Operating earnings
 (loss).................     (26,340)      (2,826)     (37,998)       8,652       1,681
Other income, net.......       1,342        1,734        3,415        3,791       1,744
                         -----------  -----------  -----------  ----------- -----------
Earnings (loss) before
 income taxes...........     (24,998)      (1,092)     (34,583)      12,443       3,425
Income tax expense
 (benefit)..............      (2,418)         150       (1,766)       4,648       1,093
                         -----------  -----------  -----------  ----------- -----------
Net earnings (loss)..... $   (22,580) $    (1,242) $   (32,817) $     7,795 $     2,332
                         ===========  ===========  ===========  =========== ===========
Net earnings (loss) per
 common share--Basic ... $      (.99) $      (.06) $     (1.48) $       .34 $       .10
Diluted................. $      (.99) $      (.06) $     (1.48) $       .32 $       .10
Weighted average common
 shares--Basic..........  22,730,101   21,721,636   22,230,656   22,667,283  22,353,192
Diluted.................  22,730,101   21,721,636   22,230,656   24,414,515  23,525,532
                                                  April 30,
                         --------------------------------------------------------------
                            2001         2000         1999         1998        1997
                         -----------  -----------  -----------  ----------- -----------
                                  (In thousands, except per share amounts)
Combined Balance Sheet
 Data:
Cash and cash
 equivalents............ $    10,057  $    12,910  $    21,567  $    14,466 $     7,579
Investments............. $    21,044  $    31,335  $    27,297  $    45,757 $    16,827
Working capital......... $    15,601  $    23,204  $    34,881  $    63,263 $    21,492
Total assets............ $    82,067  $   113,047  $   109,736  $   142,656 $    99,509
Total long term lease
 obligation and debt.... $     1,045  $       907  $     1,700  $       776 $     1,157
Shareholders' equity.... $    47,851  $    69,706  $    67,197  $   100,810 $    67,152

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

   We develop, market, and support Internet commerce, enterprise resource planning (ERP) and integrated supply chain management solutions. The product line encompasses integrated business applications such as demand forecasting, logistics planning, warehouse management, order management, financials, manufacturing, and transportation solutions. We offer professional services to our customers in support of our products and third-party products. These services include project management, implementation, product education, technical consulting, programming, system integration, network management and maintenance and support.

   Our revenues are derived primarily from three sources: software licenses, services and maintenance. Software licenses generally are based upon the number of modules, servers, users and/or sites licensed. We recognize revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and Statement of Position No. 98-9, Software Revenue Recognition with Respect to Certain Transactions. License revenues in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor-specific evidence exists to allocate the total fee to all elements of the arrangement. Revenues derived from services primarily include consulting, implementation, training and network management. Fees are billed under both time and materials and fixed fee arrangements and are recognized as services are performed. Maintenance fees are generally billed annually in advance and the resulting revenues are recognized ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized.

RESULTS OF OPERATIONS

   The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2001, 2000, and 1999 and the percentage increases and decreases in those items for the years ended April 30, 2001 and 2000:

                                 Percentage of               Pct. Change
                                 Total Revenues              In Dollars
                                 ------------------   -------------------------
                                 2001   2000   1999   2001 vs 2000 2000 vs 1999
                                 ----   ----   ----   ------------ ------------
   Revenues:
     License fees..............   14 %   19 %   18 %       (38)%         5 %
     Services..................   59     57     58         (13)         (6)
     Maintenance...............   27     24     24          (5)         (3)
                                 ---    ---    ---       -----         ---
       Total revenues..........  100    100    100         (16)         (3)
                                 ---    ---    ---       -----         ---
   Cost of revenues:
     License fees..............    6      5      8          10         (37)
     Services..................   50     44     42          (4)          1
     Maintenance...............    6      9      9         (46)         (6)
                                 ---    ---    ---       -----         ---
       Total cost of revenues..   62     58     59          (9)         (5)
                                 ---    ---    ---       -----         ---
   Gross margin ...............   38     42     41         (25)         (1)
                                 ---    ---    ---       -----         ---
   Operating expenses:
     Research and development
      cost, net................   14      9     11          20         (16)
     Marketing and sales.......   25     23     26          (6)        (17)
     General and
      administrative...........   13     13     13           1          (7)
     Provision for doubtful
      accounts.................    2     nm      2         323         (79)
     Charge for asset
      impairment and purchased
      R&D......................   12    --      24          nm          nm
                                 ---    ---    ---       -----         ---
       Total operating
        expenses...............   67     45     76          26         (43)
                                 ---    ---    ---       -----         ---
       Operating earnings
        (loss).................  (30)    (3)   (35)       (832)        (93)
     Other income, net.........    1      2      3         (23)        (49)
                                 ---    ---    ---       -----         ---
       Earnings (loss) before
        income taxes...........  (28)    (1)   (32)      (2189)        (97)
     Income taxes..............   (3)    nm     (2)         nm          nm
                                 ---    ---    ---       -----         ---
       Net earnings (loss).....  (25)%   (1)%  (30)%     (1918)%       (96)%
                                 ===    ===    ===       =====         ===

--------
nm--not meaningful

GENERAL MARKET CONDITIONS:

   The weakness in the overall economy has resulted in delayed purchases of our software during fiscal year 2001. As a result of these economic conditions and increased competition in the ERP area, we restructured our business in the first half of fiscal 2001 in order to become profitable, which we achieved in the fourth quarter of fiscal 2001. The restructuring resulted in the write-off of certain capitalized software development costs in the amount of $9.5 million and severance costs of approximately $970,000.

 Fiscal Years Ended April 30, 2001 and 2000:

   Revenues:

   Our total revenues decreased 16% to $88.7 million in the fiscal year ended April 30, 2001 from $105.5 million in the fiscal year ended April 30, 2000. This decrease was primarily due to a decrease in license fee revenues as well as a decline in implementation and training services. International revenues represented approximately 10% of total revenues in the year ended April 30, 2001 and 7% of total revenues in the year ended April 30, 2000.

   Software Licenses. Our license fee revenues decreased 38% in the fiscal year ended April 30, 2001 to $12.8 million compared to $20.6 million in the prior year. This decrease was primarily due to a 36% decrease in license fees for the software products of our 85% owned subsidiary, Logility. The Logility license fee revenues decreased to $ 8.6 million in the fiscal year ended April 30, 2001 compared to $13.5 million in the prior fiscal year. This decrease was due to the general slowing in economic conditions and transition and restructuring within our executive sales management team, which has since been completed. Logility software product sales constituted approximately 68% of license fees in fiscal 2001 and 66% of license fee revenues in fiscal 2000. Software revenues have fluctuated and we expect them to continue to fluctuate based on competition, demand for our products and other factors.

   Services. Services revenues, which consist primarily of consulting, implementation, training and network management services, decreased 13% to $52.1 million in fiscal year 2001 from $59.7 million in fiscal year 2000. This decrease was primarily a result of a reduction in new consulting and implementation projects due to lower prior period license fee sales. Due to the decrease in new projects for the ERP area, a reduction in services personnel occurred during the twelve-month period as part of our restructuring efforts. Services revenues for Logility constituted 18% of total services revenues, for the twelve months ended April 30, 2001 and constituted 16% of total services revenues for the twelve months ended April 30, 2000. Services revenues for AmQUEST constituted 34% of total services revenue for the twelve months ended April 30, 2001 and 31% of total services revenue for the twelve months ended April 30, 2000. Services revenues constituted 59% of total revenues in fiscal year 2001 and 57% of total revenues in fiscal year 2000. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis based upon the demand for implementation, consulting and network services.

   Maintenance. Maintenance revenues, which consist of product support activities and ongoing product enhancements provided to customers who license our products and purchase maintenance agreements, decreased 5% to $23.9 million in fiscal year 2001 compared to $25.2 million in fiscal year 2000. This decrease was due primarily to the lower ERP license fee revenues. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers, as well as renewals for maintenance services; accordingly, maintenance revenues will fluctuate on the basis of new license sales and renewal rates. Maintenance revenues constituted 27% of total revenues in fiscal year ended April 30, 2001 and 24% of total revenues in fiscal year ended April 30, 2000.

   Gross Margin:

   Total gross margin in fiscal 2001 was 38% compared to 42% in the prior fiscal year. This decrease was primarily due to the decrease of license fee margin to 56% in fiscal 2001 compared to 75% in fiscal 2000, as a result of lower license fee sales and the relatively fixed amount of amortization expense on capitalized software, which made up the largest component of cost of license fees during fiscal 2001. We are continually developing software enhancements and new products. We will monitor the market acceptance of these new products. Services gross margin decreased to 15% in fiscal 2001 from 23% in the prior year due mainly to the higher margin services work related to the "Year 2000" remediation being performed in the first and second quarters of fiscal year 2000 compared to the lower margin services work that we performed in fiscal year 2001 and the second half of fiscal year 2000. Maintenance gross margin increased to 78% in fiscal 2001 compared to 61% in fiscal year 2000. This increase was primarily due to the increased maintenance revenues of Logility and the cost management efforts by the ERP area that we began in the prior fiscal year.

   Operating Expenses:

   Research and Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs for the two most recent fiscal years is as follows:

                                                     Years Ended (000's
                                                          omitted)
                                                   -------------------------
                                                    April             April
                                                     30,     Percent   30,
                                                    2001     Change   2000
                                                   -------   ------- -------
   Gross product development costs................ $15,573     (23)% $20,121
     Percentage of total revenues.................      18 %              19 %
   Less: capitalized development..................  (3,949)    (62)% (10,446)
     Percentage of gross product development
      costs.......................................      26 %              52 %
                                                   -------     ---   -------
   Product development expenses................... $11,624      20 % $ 9,675
     Percentage of total revenues.................      14 %               9 %

   Gross product development costs decreased 23% in fiscal 2001 compared to fiscal 2000 as a result of cost reduction efforts in response to lower license fees. Capitalized development decreased by 62% from a year ago, while the rate of capitalized development decreased to 26% from 52% in fiscal year 2000 due to cost reduction efforts, as well as the reduction in capitalized projects. Product development expenses as a percentage of total revenues increased to 14% in fiscal year 2001 compared to 9% in fiscal year 2000 primarily as a result of the decrease in total revenues and the reduction in capitalized development costs.

   Sales and Marketing. Sales and marketing expenses decreased 6% in the fiscal year ended April 30, 2001 as a result of cost containment and restructuring efforts that occurred during the current year. Sales and marketing expenses as a percentage of total revenues increased to 25% for fiscal year 2001 when compared to 23% for fiscal year 2000. This increase is due to the reduced revenues in the current year.

   General and Administrative. General and administrative expenses remained relatively constant at $13.6 million in fiscal year 2001 compared to $13.4 million during the same period in the prior year.

   Provision for Doubtful Accounts. For the twelve months ended April 30, 2001 we incurred a charge for doubtful accounts of $1.6 million compared to $385,000 in fiscal year 2000. The current year charge was a result of difficult customer collections of Internet-related businesses and the overall weakness in the economy.

   Charge for Asset Impairment and Restructuring. For the twelve months ended April 30, 2001, we incurred a charge against earnings of $10.5 million. This charge was a result of the write-off of certain capitalized software development costs in the amount of $9.5 million, and a restructuring charge of $970,000. These charges were primarily a result of lower than anticipated sales of our ERP products in recent periods. We believe the charge for the asset impairment will bring the amount of capitalized software in line with the revised forecasts of future ERP sales. The restructuring charge is the result of severance expenses for approximately 110 employees in Sales, Marketing, Services and Research and Development. Included in the $970,000 was a non-cash charge of approximately $270,000 related to the accelerated vesting of stock options for the severed employees.

   Other Income/Minority Interest. Other income is comprised predominantly of interest income, gains and losses from sales of investments and changes in the market value of investments. Other income decreased to $1.3 million for the twelve months, ended April 30, 2001 compared to $1.7 million for the same period a year ago, primarily due to a reduction in invested assets related to the write down of certain investments in early stage companies and a reduction in rates of return. Minority interest income (loss) is an adjusting entry based on our subsidiaries' earnings (loss). Minority interest income was $914,000 for the twelve months, ended April 30, 2001 compared to a loss of $261,000 for the same period a year ago. This increase is primarily related to Logility's losses in the current fiscal year, compared to Logility's earnings in the prior year.

   Income Taxes. For the twelve months ended April 30, 2001, we recorded an income tax benefit of $2.4 million as a result of an income tax refund in the amount of $705,000 and a reduction in income tax liability in the amount of $1.7 million based on current estimates of future tax liabilities based on the conclusion of an Internal Revenue Service audit. In the prior year income tax expense in the amount of $150,000 was recorded based on an estimate for our tax liability for fiscal year 2000.

 Fiscal Years Ended April 30, 2000 and 1999:

   Revenues:

   Our total revenues decreased 3% to $105.5 million in the fiscal year ended April 30, 2000 from $109.2 million in the fiscal year ended April 30, 1999. This decrease was primarily due to a decrease in implementation and training services as well as a decline in maintenance revenues. This was offset by an increase in license fees revenue. International revenues represented approximately 7% of total revenue in the fiscal year ended April 30, 2000 and 10% of total revenues in the fiscal year ended April 30, 1999.

   Software Licenses. Our license fee revenues increased 5% in the fiscal year ended April 30, 2000 to $20.6 million compared to $19.6 million in the prior year. This increase was primarily due to a 19% increase in License fees for the Logility software products of our 85%-owned Logility subsidiary, partially offset by a 14% decrease in the Enterprise Solution software products. The Logility license fee revenue increased to $13.5 million in the fiscal year ended April 30, 2000 compared to $11.4 million in the prior fiscal year. Logility software product sales constituted approximately 66% of license fee revenues in fiscal 2000 and 58% of license fee revenues in fiscal 1999.

   Services. Services revenues, which consist primarily of consulting, implementation, training and network management services, decreased 6% to $59.7 million in fiscal year 2000 from $63.6 million in fiscal year 1999. This decrease was primarily due to the completion of "Year 2000" projects in fiscal year 2000 that were active in the prior fiscal period, as well as lower license fees in the prior period. Services revenues constituted 57% of total revenues in fiscal 2000 and 58% of total revenues in fiscal 1999.

   Maintenance. Maintenance revenues, which consist of product support activities and on-going product enhancements provided to customers who license the Company's products and purchase maintenance agreements, decreased 3% to $25.2 million in fiscal year 2000 compared to $26.0 million in fiscal year 1999, respectively. This decrease was due to the lower ERP license fee revenues. Maintenance revenues constituted 24% of total revenues in both in the fiscal year ended April 30, 2000 and the fiscal year ended April 30, 1999.

   Gross Margin:

   Total gross margin in fiscal 2000 was 42% compared to 41% in the prior year. This increase was primarily due to the increase of license fee margin to 75% in fiscal 2000 compared to 58% in fiscal 1999 as a result of higher license fee sales and lower capitalized software amortization expense during fiscal 2000, which has occurred as a result of the write-off of capitalized software during fiscal year 1999. Services gross margin decreased to 23% in fiscal 2000 from 29% in the prior year due mainly to the completion of higher margin services work related to the "Year 2000" remediation performed in fiscal year 1999 compared to lower margin services work being performed in fiscal 2000. Maintenance gross margin remained relatively constant for fiscal 2000 as compared to fiscal 1999.

   Operating Expenses:

   Research and Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs in fiscal 2000 and fiscal 1999 is as follows:

                                                    Years Ended (000's
                                                         omitted)
                                                 ---------------------------
                                                  April              April
                                                   30,      Percent   30,
                                                   2000     Change    1999
                                                 --------   ------- --------
   Gross product development costs.............. $ 20,121     (10)% $ 22,413
     Percentage of total revenues...............       19 %               21 %
   Less: capitalized development................  (10,446)     (4)%  (10,902)
     Percentage of gross product development
      costs.....................................       52 %               49 %
                                                 --------     ---   --------
   Product development expenses................. $  9,675     (16)% $ 11,511
     Percentage of total revenues...............        9 %               11 %

   Gross product development costs decreased 10% in fiscal 2000 compared to fiscal 1999 as a result of the cost reduction efforts in the prior year. Capitalized development decreased by 4% from a year ago, while the rate of capitalized development increased to 52% from 49% in fiscal year 1999. This increase was due to the significant effort in the early part of fiscal 2000 to complete revision and enhancement work on Flow Manufacturing product. Product development expenses as a percentage of total revenues decreased to 9% in fiscal year 2000 compared to 11% in fiscal year 1999. The net product development expenses decreased 16% due to the cost containment efforts that were begun in fiscal 1999.

   Sales and Marketing. Sales and marketing expenses decreased 17% in fiscal year ended April 30, 2000 as a result of cost containment. Sales and marketing expenses as a percentage of total revenues decreased to 23% for fiscal year 2000 when compared to 26% for fiscal year 1999.

   General and Administrative. General and Administrative expenses (including the provision for doubtful accounts) decreased 16% in fiscal year 2000 to approximately $13.7 million from the prior year primarily due to a significant decrease in fiscal 2000 in the provision for doubtful accounts when compared to the prior period. The decrease can also be attributed to our reduction in leased facilities and cost management policies that were put in place during the period.

   Other Income. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in our subsidiaries' earnings. Other income decreased 50% to $1.7 million due primarily to the change in minority interest. The decrease is also due to a lower average cash investment balance during the year.

   Income Taxes. There was no effective income tax rate in fiscal year 2000 compared to 5% of pretax income in fiscal year 1999.

Operating Pattern

   We experience an irregular pattern of quarterly operating results, caused primarily by fluctuations in both the number and size of software license contracts received and delivered from quarter to quarter and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. We expect this pattern to continue.

Liquidity And Capital Resources

   The following table shows information about our cash flows during the fiscal years ended April 30, 2001 and April 30, 2000. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows.

                                                        Twelve Months Ended
                                                             April 30,
                                                        ---------------------
                                                          2001        2000
                                                        ---------  ----------
   Net cash provided by operating activities before
    Changes in operating assets and liabilities........    (2,340)      9,084
   Increase in operating assets and liabilities........     2,018       4,695
                                                        ---------  ----------
   Net cash provided by operating activities...........      (322)     13,779
   Net cash provided by (used for) investing
    activities.........................................      (896)    (22,393)
   Net cash provided by (used for) financing
    activities.........................................    (1,635)        (43)
                                                        ---------  ----------
     Net (decrease) increase in cash and cash
      equivalents......................................    (2,853)     (8,657)
                                                        =========  ==========

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

   Our operating activities used cash of approximately $322,000 for the year ended April 30, 2001, and provided cash of approximately $13.8 million in the fiscal year ended April 30, 2000. Operating cash flows decreased for the period primarily because the net loss for the period and the net changes in operating assets and liabilities, such as trade accounts payable and deferred revenue, and were only partially offset by non-cash operating items, such as charges for asset impairment, depreciation and amortization and provisions for doubtful accounts.

   Cash used in investing activities was approximately $896,000 and $22.4 million for the years ended April 30, 2001 and 2000, respectively. Investing cash flows increased for the period primarily because additions to capitalized software development was $3.9 million in the current period, compared to $10.5 in the same prior year period. In addition, there were sales of short term investments in the amount of $5.8 million for the fiscal year ended April 30, 2001 compared to purchases of investments in the amount of $7.1 million in the corresponding prior year period.

   Cash used in financing activities was approximately $1.6 million for the fiscal year ended April 30, 2001 and $43,000 for the fiscal year ended April 30, 2000. Financing cash flows decreased for the period primarily because there was no repurchase of common stock during the fiscal year ended April 30, 2001 and there were repurchases of common stock in the prior year period of $1.3 million. In addition, proceeds from exercise of stock options were $396,000 in the current fiscal period, compared to $4.4 million in the prior year period.

   Days Sales Outstanding in accounts receivable were 70 days both as of April 30, 2001 and as of April 30, 2000.

   5Our current ratio was 1.6 to 1 and cash and investments totaled 38% of total assets at April 30, 2001 compared to a current ratio of 1.7 to 1 and cash and investments totaling 39% of total assets at April 30, 2000. Our principal sources of liquidity are our cash and investments, which totaled approximately $31.1 million at April 30, 2001. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, we may need to seek additional sources of capital to meet our requirements, either through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in further dilution to our shareholders and higher interest expense.

   On December 18, 1997, our Board of Directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to
2.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management's assessment of our liquidity and cash flow needs. As of April 30, 2001, we have repurchased approximately 1.6 million shares of common stock at a cost of approximately $5.6 million.

   On December 15, 1997, Logility's Board of Directors approved a resolution authorizing it to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility's common stock an management's assessment of its liquidity and cash flow needs. For both plans, through July 6, 2001, Logility had repurchased a cumulative total of 631,700 shares at a total cost of $4.5 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

   Foreign Currency. In the fiscal year ended April 30, 2001, the Company generated 10% of its revenues outside the United States. International sales usually are made by our foreign subsidiaries or our Logility subsidiary and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The effect of foreign exchange rate fluctuations on us in fiscal 2001 was not material.

   Interest rates and other market risks. We manage our interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of April 30, 2001 was approximately $21 million. Interest income on our investments is carried in "Other income/(expense)."

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

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

Statement No. 138 will be effective for the Company beginning May 1, 2001. Statement No.138 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. We have not invested in derivative instruments nor participated in hedging activities and, accordingly there was no impact on the results of operations or financial position from the adoption of Statement No 133.

Forward-Looking Statements

   The foregoing discussion contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those anticipated by statements made herein. These factors include, but are not limited to, changes in general economic conditions, technology and the market for our products and services, including economic conditions within the e-commerce markets, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, the continued viability and effectiveness of strategic alliances, and the irregular pattern of our revenues, as well as a number of other risk factors that could affect our future performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Consolidated Balance Sheets as of April 30, 2001 and 2000.................  48

Consolidated Statements of Operations for the Years ended April 30, 2001,
 2000 and 1999............................................................  49

Consolidated Statements of Shareholders' Equity and Comprehensive Income
 for the Years ended April 30, 2001, 2000 and 1999........................  50

Consolidated Statements of Cash Flows for the Years ended April 30, 2001,
 2000 and 1999............................................................  51

Notes to the Consolidated Financial Statements............................  52

Independent Auditors' Report..............................................  69

                            AMERICAN SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                            April 30, 2001 and 2000

                                                              2001      2000
                                                            --------  --------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents................................ $ 10,057  $ 12,910
  Investments--current.....................................   15,118    21,457
  Trade accounts receivable, less allowance for doubtful
   accounts of $1,656 in 2001 and $1,739 in 2000:
    Billed.................................................   12,303    15,233
    Unbilled...............................................    3,321     5,143
  Deferred income taxes....................................    1,280     1,975
  Prepaid expenses and other current assets................    1,579     2,099
                                                            --------  --------
      Total current assets.................................   43,658    58,817
Investments--noncurrent....................................    5,926     9,878
Property and equipment, less accumulated depreciation......   16,842    18,614
Intangible assets, less accumulated amortization...........   13,913    23,391
Other assets...............................................    1,728     2,347
                                                            --------  --------
                                                            $ 82,067  $113,047
                                                            ========  ========
            LIABILITIES AND SHAREHOLDER' EQUITY
            -----------------------------------
Current liabilities:
  Current portion of obligations under capital leases...... $  1,587  $  1,493
  Accounts payable.........................................    2,658     3,505
  Accrued compensation and related costs...................    3,523     4,545
  Income tax payable.......................................    1,126     3,122
  Other current liabilities................................    5,530     7,012
  Deferred revenue.........................................   13,633    15,936
                                                            --------  --------
      Total current liabilities............................   28,057    35,613
Obligations under capital leases, net of current portion...    1,045       907
Deferred income taxes......................................    1,280     1,975
                                                            --------  --------
      Total liabilities....................................   30,382    38,495
                                                            --------  --------
Minority interest..........................................    3,834     4,846
Shareholders' equity:
  Common stock:
    Class A, $.10 par value. Authorized 50,000,000 shares;
     issued 21,622,290 shares in 2001 and 21,476,284 shares
     in 2000...............................................    2,162     2,148
    Class B, $.10 par value. Authorized 10,000,000 shares;
     issued and outstanding 4,082,289 shares in 2001 and
     4,086,289 shares in 2000; convertible into Class A
     shares on a one-for-one basis.........................      409       409
    Additional paid-in capital.............................   65,956    65,241
    Other comprehensive income.............................      243       247
    Retained earnings (accumulated deficit)................   (3,415)   19,165
    Class A treasury stock, 2,925,188 shares as of April
     30, 2001 and 2000.....................................  (17,504)  (17,504)
                                                            --------  --------
      Total shareholders' equity...........................   47,851    69,706
Commitments and contingencies..............................
                                                            --------  --------
                                                            $ 82,067  $113,047
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                   Years ended April 30, 2001, 2000, and 1999

                                             2001         2000        1999
                                          -----------  ----------  ----------
Revenues:
  License fees........................... $    12,778      20,572      19,602
  Services...............................      52,064      59,740      63,572
  Maintenance............................      23,865      25,198      26,003
                                          -----------  ----------  ----------
    Total revenues.......................      88,707     105,510     109,177
                                          -----------  ----------  ----------
Cost of revenues:
  License fees...........................       5,681       5,177       8,254
  Services...............................      44,289      45,999      45,344
  Maintenance............................       5,225       9,750      10,337
                                          -----------  ----------  ----------
    Total cost of revenues...............      55,195      60,926      63,935
                                          -----------  ----------  ----------
Research and development costs...........      15,573      20,121      22,413
Less capitalizable software..............      (3,949)    (10,446)    (10,902)
Marketing and sales expense..............      22,588      23,985      28,859
General and administrative expenses......      13,555      13,365      14,427
Provision for doubtful accounts..........       1,627         385       1,880
Charge for asset impairment, purchased
 R&D, and restructuring..................      10,458         --       26,563
                                          -----------  ----------  ----------
Operating loss...........................     (26,340)     (2,826)    (37,998)
Other income (expense):
  Interest income........................       1,993       2,135       2,094
  Minority interest......................         914        (261)      1,396
  Other, net.............................      (1,565)       (140)        (75)
                                          -----------  ----------  ----------
Loss before income taxes.................     (24,998)     (1,092)    (34,583)
Income tax (benefit) expense.............      (2,418)        150      (1,766)
                                          -----------  ----------  ----------
Net loss................................. $   (22,580)     (1,242)    (32,817)
                                          ===========  ==========  ==========
Net earnings (loss) per common share:
  Basic.................................. $     (0.99)      (0.06)      (1.48)
                                          ===========  ==========  ==========
  Diluted................................ $     (0.99)      (0.06)      (1.48)
                                          ===========  ==========  ==========
Shares used in the calculation of net
 earnings (loss) per common share:
  Basic..................................  22,730,101  21,701,669  22,230,656
                                          ===========  ==========  ==========
  Diluted................................  22,730,101  21,701,669  22,230,656
                                          ===========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   Years ended April 30, 2001, 2000, and 1999

                                Common stock
                  -----------------------------------------              Accumulated    Retained
                         Class A             Class B         Additional     other       earnings                     Total
                  --------------------- -------------------   paid-in   comprehensive (accumulated   Treasury    shareholders'
                    Shares     Amount    Shares     Amount    capital      income       deficit)       stock        equity
                  ---------- ---------- ---------  --------  ---------- ------------- ------------  -----------  -------------
Balance at April
 30, 1998.......  19,369,756 $1,936,977 4,798,289  $479,829  57,655,806    273,568     53,224,787   (12,760,729)  100,810,238
Revised
 presentation on
 purchase of
 Logility shares
 from minority
 interest.......         --         --        --        --    1,882,149        --             --            --      1,882,149
Proceeds from
 stock options
 exercised at
 $2.22 to $6.50
 per share and
 other stock
 option
 transactions...      69,649      6,963       --        --      222,126        --             --            --        229,089
Conversion of
 Class B shares
 into Class A
 shares.........      30,000      3,000   (30,000)   (3,000)        --         --             --            --            --
Grants of
 compensatory
 stock options..         --         --        --        --       24,319        --             --            --         24,319
Repurchase of
 1,179,000 Class
 A shares.......         --         --        --        --          --         --             --     (3,509,729)   (3,509,729)
Issuance of
 3,604 Class A
 shares under
 Dividend
 Reinvestment
 and Stock
 Purchase Plan..         --         --        --        --          --         --             --         23,316        23,316
Decrease in
 minority
 interest in
 subsidiary,
 resulting from
 purchase of
 stock..........         --         --        --        --      583,500        --             --            --        583,500
Net loss........         --         --        --        --          --         --     (32,817,060)          --    (32,817,060)
Translation
 adjustments....         --         --        --        --          --     (28,656)           --            --        (28,656)
Comprehensive
 income for
 fiscal 1998....
                  ---------- ---------- ---------  --------  ----------    -------    -----------   -----------   -----------
Balance at April
 30, 1999.......  19,469,405  1,946,940 4,768,289   476,829  60,367,900    244,912     20,407,727   (16,247,142)   67,197,166
Proceeds from
 stock options
 exercised......   1,321,995    132,200       --        --    4,288,933        --             --            --      4,421,133
Conversion of
 Class B shares
 into Class A
 shares.........     682,000     68,200  (682,000)  (68,200)        --         --             --            --            --
Noncash stock
 compensation...         --         --        --        --      208,217        --             --            --        208,217
Repurchase of
 321,562
 Class A shares..        --         --        --        --          --         --             --     (1,256,427)   (1,256,427)
Issuance of
 2,884 Class A
 shares under
 Dividend
 Reinvestment
 and Stock
 Purchase Plan..       2,884        288       --        --        9,753        --             --            --         10,041
Decrease in
 minority
 interest in
 subsidiary,
 resulting from
 purchase of
 stock..........         --         --        --        --      366,325        --             --            --        366,325
Net loss........         --         --        --        --          --         --      (1,242,778)          --     (1,242,778)
Translation
 adjustments....         --         --        --        --          --       1,997            --            --          1,997
Comprehensive
 income for
 fiscal 1999....
                  ---------- ---------- ---------  --------  ----------    -------    -----------   -----------   -----------
Balance at April
 30, 2000.......  21,476,284  2,147,628 4,086,289   408,629  65,241,128    246,909     19,164,949   (17,503,569)   69,705,674
Proceeds from
 stock options
 exercised......     125,398     12,540       --        --      383,127        --             --            --        395,667
Conversion of
 Class B shares
 into Class A
 shares.........       4,000        400    (4,000)     (400)        --         --             --            --            --
Noncash stock
 compensation...         --         --        --        --      265,085        --             --            --        265,085
Issuance of
 16,608 Class A
 shares under
 Dividend
 Reinvestment
 and Stock
 Purchase Plan..      16,608      1,661       --        --       37,975        --             --            --         39,636
Decrease in
 minority
 interest in
 subsidiary,
 resulting from
 purchase of
 stock..........         --         --        --        --       24,734        --             --            --         24,734
Net loss........         --         --        --        --          --         --     (22,580,504)          --    (22,580,504)
Translation
 adjustments....         --         --        --        --          --         533            --            --            533
Comprehensive
 income for
 fiscal 2000....         --         --        --        --          --         --             --            --            --
                  ---------- ---------- ---------  --------  ----------    -------    -----------   -----------   -----------
Balance at April
 30, 2001.......  21,622,290 $2,162,229 4,082,289  $408,229  65,952,049    247,442     (3,415,555)  (17,503,569)   47,850,825
                  ========== ========== =========  ========  ==========    =======    ===========   ===========   ===========
                  Comprehensive
                     income
                  --------------
Balance at April
 30, 1998.......
Revised
 presentation on
 purchase of
 Logility shares
 from minority
 interest.......
Proceeds from
 stock options
 exercised at
 $2.22 to $6.50
 per share and
 other stock
 option
 transactions...
Conversion of
 Class B shares
 into Class A
 shares.........
Grants of
 compensatory
 stock options..
Repurchase of
 1,179,000 Class
 A shares.......
Issuance of
 3,604 Class A
 shares under
 Dividend
 Reinvestment
 and Stock
 Purchase Plan..
Decrease in
 minority
 interest in
 subsidiary,
 resulting from
 purchase of
 stock..........
Net loss........  $ (32,817,060)
Translation
 adjustments....        (28,656)
                  --------------
Comprehensive
 income for
 fiscal 1998....  $ (32,845,716)
                  ==============
Balance at April
 30, 1999.......
Proceeds from
 stock options
 exercised......
Conversion of
 Class B shares
 into Class A
 shares.........
Noncash stock
 compensation...
Repurchase of
 321,562
 Class A shares..
Issuance of
 2,884 Class A
 shares under
 Dividend
 Reinvestment
 and Stock
 Purchase Plan..
Decrease in
 minority
 interest in
 subsidiary,
 resulting from
 purchase of
 stock..........
Net loss........   $ (1,242,778)
                  --------------
Translation
 adjustments....          1,997
Comprehensive
 income for
 fiscal 1999....   $ (1,240,781)
                  ==============
Balance at April
 30, 2000.......
Proceeds from
 stock options
 exercised......
Conversion of
 Class B shares
 into Class A
 shares.........
Noncash stock
 compensation...
Issuance of
 16,608 Class A
 shares under
 Dividend
 Reinvestment
 and Stock
 Purchase Plan..
Decrease in
 minority
 interest in
 subsidiary,
 resulting from
 purchase of
 stock..........
Net loss........  $ (22,580,504)
Translation
 adjustments....            533
                  --------------
Comprehensive
 income for
 fiscal 2000....  $ (22,579,971)
                  ==============
Balance at April
 30, 2001.......

          See accompanying notes to consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                   Years ended April 30, 2001, 2000, and 1999

                                                     2001      2000     1999
                                                   ---------  -------  -------
Cash flows from operating activities:
  Net loss........................................ $ (22,580)  (1,242) (32,817)
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
    Charge for asset impairment and purchased
     R&D..........................................     9,446      --    26,389
    Depreciation and amortization.................    11,377   10,034   11,846
    Net loss (gain) on investments................        65     (250)     833
    Loss on disposal of property..................       --        73      --
    Minority interest in net (loss) earnings of
     subsidiary...................................      (914)     261   (1,396)
    Grants of compensatory stock options..........       266      208       24
    Deferred income taxes.........................       --       --    (5,437)
    Changes in operating assets and liabilities:
      Purchases of trading securities.............    (1,591)  (7,998)  (3,471)
      Proceeds from sale of trading securities....     5,711    7,894    3,421
      Proceeds from maturities of trading
       securities.................................       273    3,455    2,152
      Accounts receivable.........................     4,752      697    6,641
      Prepaid expenses and other current assets...        27     (508)   2,025
      Accounts payable and other current
       liabilities................................    (4,850)   1,517    5,610
      Deferred revenue............................    (2,304)    (362)  (1,641)
                                                   ---------  -------  -------
        Net cash (used in) provided by operating
         activities...............................      (322)  13,779   14,179
                                                   ---------  -------  -------
Cash flows from investing activities:
  Capitalized software development costs..........    (3,949) (10,446) (10,902)
  Purchased software..............................      (587)    (603)     (93)
  Purchase of majority interest in subsidiaries,
   net of cash received...........................       --      (658)  (1,929)
  Minority investment and additional funding in
   business.......................................      (517)    (601)    (857)
  Purchases of property and equipment.............    (1,571)  (2,178)  (1,647)
  (Purchases) sales of investments, net...........     5,833   (7,139)  15,534
  Purchases of common stock by subsidiary.........      (105)    (768)  (1,660)
                                                   ---------  -------  -------
        Net cash used in investing activities.....      (896) (22,393)  (1,554)
                                                   ---------  -------  -------
Cash flows from financing activities:
  Repayment of long-term debt.....................       --      (950)     --
  Payments of capital lease obligations...........    (2,075)  (2,268)  (2,266)
  Repurchases of common stock.....................       --    (1,256)  (3,510)
  Proceeds from Dividend Reinvestment Plan........        44       10       23
  Proceeds from exercise of stock options.........       396    4,421      229
                                                   ---------  -------  -------
        Net cash used in financing activities.....    (1,635)     (43)  (5,524)
                                                   ---------  -------  -------
        Net change in cash and cash equivalents...    (2,853)  (8,657)   7,101
Cash and cash equivalents at beginning of year....    12,910   21,567   14,466
                                                   ---------  -------  -------
Cash and cash equivalents at end of year.......... $  10,057   12,910   21,567
                                                   =========  =======  =======
Supplemental disclosures of cash paid during the
 year for:
  Income taxes.................................... $     131      248      219
                                                   =========  =======  =======
  Interest........................................ $     365      106      226
                                                   =========  =======  =======
Supplemental disclosures of noncash operating,
 investing, and financing activities:
  Net assets acquired............................. $     --       --     2,579
                                                   =========  =======  =======
  Assumption of capital lease obligations for
   property and equipment......................... $   2,443    2,289    1,941
                                                   =========  =======  =======

          See accompanying notes to consolidated financial statements.

                            AMERICAN SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 2001, 2000 and 1999

(1)Summary of Significant Accounting Policies

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

 (d) Investments

   Investments at April 30, 2001 and 2000 consist of money market funds, debt securities, and marketable equity securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Pursuant to the provisions of SFAS 115, the Company has classified its investment portfolio as "trading" and

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999

"held-to-maturity" in 2001 and 2000. "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings. "Held-to-maturity" investments are recorded at amortized cost. No adjustment is made for unrealized gains and losses on held-to-maturity investments.

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

 (f) Intangible Assets

   Capitalized Computer Software Development Costs. The Company capitalizes certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are being amortized ratably over three years.

   Purchased Computer Software Costs, Goodwill, and Other Intangible
Assets. Purchased computer software costs, goodwill, and other intangibles are amortized on a straight-line basis over the expected periods to be benefited, generally three to seven years. The Company evaluates the recoverability of these intangible assets at each period-end using the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such an evaluation indicates a potential impairment, the Company uses the fair value to determine the amount of these intangible assets that should be written off. During 2001, goodwill additions of $513,000 and $106,000 relate to the purchase of additional interests in New Generation Computing and Logility, Inc., respectively.

   Purchased Computer Software Costs, Goodwill, and Other Intangible
Assets. Purchased computer software costs, goodwill, and other intangibles are amortized on a straight-line basis over the expected periods to be benefited, generally three to seven years. The Company evaluates the recoverability of these intangible assets at each period-end using the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such an evaluation indicates a potential impairment, the Company uses the fair value to determine the amount of these intangible assets that should be written off. During 2001, goodwill additions of $513,000 and $106,000 relate to the purchase of additional interests in New Generation Computing and Logility, Inc., respectively.

   Total Expenditures, Amortization, and Write-offs. Total expenditures for capitalized computer software development costs, total research and development expense, total amortization of capitalized computer software

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999

development costs, total amortization of purchased computer software costs and write-off of capitalized computer software costs are as follows:

                                                         Years ended April 30,
                                                        -----------------------
                                                         2001    2000    1999
                                                        ------- ------- -------
                                                            (in thousands)
   Total capitalized computer software development
    costs.............................................  $ 3,949 $10,446 $10,902
   Total research and development expense.............   11,624   9,675  11,511
                                                        ------- ------- -------
   Total research and development expense and
    capitalized computer software development costs...  $15,573 $20,121 $22,413
                                                        ======= ======= =======
   Total amortization of capitalized computer software
    development costs.................................  $ 3,790 $ 3,632 $ 6,104
                                                        ------- ------- -------
   Total amortization of purchased computer software
    costs and goodwill................................    1,461     346     924
                                                        ------- ------- -------
   Write-off of capitalized software costs as a result
    of net realizable value analyses..................  $ 9,446 $   --  $24,152
                                                        ======= ======= =======

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

 (i) Net Loss Per Common Share

   Basic loss per common share available to common shareholders are based on the weighted-average number of Class A and B common shares outstanding, since the Company considers the two classes of common stock as one class for the purposes of the per share computation. Diluted loss per common share available to common shareholders are based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999


   The numerator in calculating both basic and diluted loss per common share for each year is the same as net loss. The denominator is based on the following number of common shares:

                                                    Years ended April 30,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  ---------  -------  --------
                                                        (in thousands)
   Common shares:
   Weighted-average common shares outstanding:
     Class A shares.............................     18,648   17,016    17,463
     Class B shares.............................      4,082    4,706     4,768
                                                  ---------  -------  --------
   Basic weighted-average common shares
    outstanding.................................     22,730   21,722    22,231
   Dilutive effect of outstanding Class A common
    stock options outstanding...................        --       --        --
                                                  ---------  -------  --------
   Total........................................     22,730   21,722    22,231
                                                  =========  =======  ========
   Net loss.....................................  $ (22,580) $(1,242) $(32,817)
                                                  =========  =======  ========
   Net loss per common share:
     Basic......................................  $    (.99) $  (.06) $  (1.48)
                                                  =========  =======  ========
     Diluted....................................  $    (.99) $  (.06) $  (1.48)
                                                  =========  =======  ========

   For the years ended April 30, 2001, 2000, and 1999 approximately 3,775,000, 2,750,000 and 3,418,796 stock options, respectively, were excluded from the computation of diluted loss per share because they were antidilutive.

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

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999

Issued to Employees (APB Opinion No. 25), and related interpretations. As such, compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

 (m) Sales of Subsidiary Stock

   The Company has elected to record gains and losses from sales of subsidiary stock as a component of equity.

 (n) Reclassifications

   Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the presentation adopted in 2001.

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

(2) Investments

   Investments consist of the following:

                                                                   April 30,
                                                                 --------------
   Trading                                                        2001   2000
   -------                                                       ------ -------
                                                                 (in thousands)
   Debt securities:
     U.S. Treasury securities................................... $  --  $   579
     Tax-exempt state and municipal bonds.......................  2,416   5,865
                                                                 ------ -------
       Total debt securities....................................  2,416   6,444
   Equity securities............................................  3,298   3,729
                                                                 ------ -------
                                                                 $5,714 $10,173
                                                                 ====== =======

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999


                                                           April 30, 2001
                                                     ---------------------------
                                                                      Unrealized
                                                     Carrying  Fair      gain
   Held-to-maturity                                   value    value    (loss)
   ----------------                                  -------- ------- ----------
                                                           (in thousands)
   Government securities............................ $ 2,749  $ 2,778    $ 29
   Commercial paper.................................   7,175    7,175     --
   Corporate bonds..................................   5,406    5,507     101
                                                     -------  -------    ----
                                                     $15,330  $15,460    $130
                                                     =======  =======    ====
                                                           April 30, 2000
                                                     ---------------------------
                                                                      Unrealized
                                                     Carrying  Fair      gain
   Held-to-maturity                                   value    value    (loss)
   ----------------                                  -------- ------- ----------
                                                           (in thousands)
   Government securities............................ $ 2,480  $ 2,472    $ (8)
   Commercial paper.................................   7,958    7,988      30
   Corporate bonds..................................  10,724   10,701     (23)
                                                     -------  -------    ----
                                                     $21,162  $21,161    $ (1)
                                                     =======  =======    ====

   The total carrying value of all investments on a consolidated basis was $21,044,000 and $31,335,000 at April 30, 2001 and 2000, respectively, of which
$5,926,000 mature beyond April 30, 2002 and are classified as noncurrent, accordingly, at April 30, 2001.

   In 2001, 2000, and 1999, the Company's investment portfolio of trading securities experienced net unrealized holding gains (losses) of approximately $(1,073,143), $(1,415,642), and $(878,000), respectively, which have been included in other income, net in the 2001, 2000, and 1999 consolidated statements of operations.

   At April 30, 2001, 96% of the tax-exempt state and municipal bonds related to state and municipal governments and authorities in Georgia.

(3) Fair Value of Financial Instruments

   The Company's financial instruments, excluding investments, consisted of cash; trade accounts receivable and unbilled accounts receivable; refundable income taxes; accounts payable; accrued compensation and related costs; accrued royalties; and other current liabilities. These aforementioned financial instruments carrying amounts approximate fair value because of the short maturity of those instruments. For the Company's investments classified as "trading," the carrying value represents fair value. See note 2 for the fair value of the Company's investments classified as "held-to-maturity."

(4) Property and Equipment

   Property and equipment consist of the following at April 30, 2001 and 2000 (in thousands):

                                                                 2001     2000
                                                                ------- --------
   Buildings and leasehold improvements........................ $17,850 $ 20,982
   Computer equipment..........................................  13,923   32,387
   Office furniture and equipment..............................  10,429    4,742
                                                                ------- --------
                                                                 42,202   58,111
   Less accumulated depreciation and amortization..............  25,360   39,497
                                                                ------- --------
                                                                $16,842 $ 18,614
                                                                ======= ========

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999


(5) Intangible Assets

   Intangible assets consist of the following at April 30, 2001 and 2000 (in thousands):

                                                                 2001    2000
                                                                ------- -------
   Capitalized computer software development costs............. $23,404 $56,666
   Purchased computer software costs...........................   5,205   6,956
   Goodwill....................................................   7,014   6,395
                                                                ------- -------
                                                                 35,623  70,017
   Less accumulated amortization...............................  21,710  46,626
                                                                ------- -------
                                                                $13,913 $23,391
                                                                ======= =======

(6) Income Taxes

   Income tax expense (benefit) consists of the following:

                                                           Years ended April
                                                                  30,
                                                          ---------------------
                                                           2001    2000  1999
                                                          -------  ---- -------
                                                             (in thousands)
   Current:
     Federal............................................. $(2,418) $--  $ 3,453
     State...............................................     --    150     218
                                                          -------  ---- -------
                                                           (2,418)  150   3,671
                                                          -------  ---- -------
   Deferred:
     Federal.............................................     --    --   (4,862)
     State...............................................     --    --     (575)
                                                          -------  ---- -------
                                                              --    --   (5,437)
                                                          -------  ---- -------
                                                          $(2,418) $150 $(1,766)
                                                          =======  ==== =======

   The Company's effective income tax rate of 10%, 14%, and 5% for the years ended April 30, 2001, 2000, and 1999, respectively, differs from the "expected" income tax expense (benefit) for those years calculated by applying the Federal statutory rate of 34% to earnings (loss) before income taxes as follows:

                                                       Years ended April 30,
                                                       ------------------------
                                                        2001    2000     1999
                                                       -------  -----  --------
                                                           (in thousands)
   Computed "expected" income tax expense (benefit)..  $(8,500) $(371) $(11,758)
   Increase (decrease) in income taxes resulting
    from:
     State income taxes, net of Federal income tax
      effect.........................................   (1,092)    57      (235)
     IRS settlement..................................   (2,957)   --        650
     Tax-exempt interest income......................      (54)   (64)     (161)
     Change in the beginning-of-the year balance of
      the valuation allowance for deferred tax assets
      allocated to income tax benefit................   10,625    404     4,416
     Estimated liabilities...........................      --     --      3,020
     Permanent differences...........................     (269)   179     1,310
     Other...........................................     (171)   (55)      992
                                                       -------  -----  --------
                                                       $(2,418) $ 150  $ (1,766)
                                                       =======  =====  ========

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999

   Permanent differences are primarily derived from non-deductible in-process research and development charges and amortization of goodwill.

   The significant components of deferred income tax expense attributable to earnings (loss) before income taxes for the years ended April 30, 2001, 2000, and 1999 are as follows:

                                                     Years ended April 30,
                                                     ------------------------
                                                       2001    2000    1999
                                                     --------  -----  -------
                                                         (in thousands)
   Deferred tax (benefit) expense................... $(10,625) $(404) $(9,853)
   Increase in beginning-of-the year balance of the
    valuation allowance for deferred tax assets.....   10,625    404    4,416
                                                     --------  -----  -------
                                                     $    --   $ --   $(5,437)
                                                     ========  =====  =======

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2001 and 2000, are presented as follows:

                                                                April 30,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
                                                              (in thousands)
   Deferred tax assets:
     Expenses, due to accrual for financial reporting
      purposes.............................................  $  1,048  $ 1,700
     Accounts receivable, due to allowance for doubtful
      accounts.............................................       642      674
     Compensation expense related to grants of nonqualified
      stock options........................................       275      175
     Net operating loss carryforwards......................    16,567    8,838
     Foreign tax credit carryforwards......................       777      777
     Intangible asset amortization.........................       922      922
     Gain on investments not recognized for tax purposes...     1,272      865
     Other.................................................        64      718
     Credits...............................................       718      --
                                                             --------  -------
       Total gross deferred tax assets.....................    22,285   14,669
     Less valuation allowance..............................   (17,425)  (6,800)
                                                             --------  -------
       Net deferred tax assets.............................     4,860    7,869
                                                             --------  -------
   Deferred tax liabilities:
     Capitalized computer software development costs.......    (1,800)  (4,976)
     Property and equipment, primarily due to differences
      in depreciation......................................    (1,378)  (1,629)
     Stock and bond valuation..............................    (1,013)  (1,196)
     Other.................................................      (669)     (68)
                                                             --------  -------
       Total gross deferred tax liabilities................    (4,860)  (7,869)
                                                             --------  -------
       Net deferred tax liability..........................  $    --   $   --
                                                             ========  =======

   In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999

liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at April 30, 2001 and 2000.

   At April 30, 2001, the Company has net operating loss carry forwards for federal income tax purposes of approximately $43.0 million which are available to offset future federal taxable income, if any, through 2022. In addition, the Company has foreign tax credit carry forwards for federal income tax purposes of approximately $777,000 which are available to offset future federal income taxes pursuant to the income tax laws. Such credits expire in varying amounts through 2002.

(7) Acquisitions

   In July 1998, the Company purchased an 80% majority interest in New Generation Computing ("NGC"), a company which specializes in accounting and manufacturing control software for the sewn goods industry (apparel, handbags, shoes, hats, etc.). This investment was accounted for based on the purchase accounting method with the results of operations included from the date of acquisition. Of the $2.6 million purchase price, the Company acquired $1.2 million in current assets, $1.8 million in liabilities (including long-term debt of $950,000) and purchased research and development of $1.8 million which was expensed upon acquisition. The related goodwill of $1.4 million is being amortized over a seven-year period. During fiscal year 2000, the Company purchased an additional 7% interest in NGC for $658,000 which was recorded as goodwill.

   In January 1996, the Company acquired a 60% interest in Intellimedia Commerce, Inc. ("Intellimedia"), a company which builds and maintains systems for commerce on the Internet, for $850,000. In April 1998, the Company acquired an additional 3% interest in Intellimedia for $115,000. To maintain its majority ownership interest, the Company invested an additional $367,500 in 2000. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. The related minority interest is not significant.

   In January 2001, the Intellimedia board of directors declared to wind down the Company due to a substantial slowdown in their industry. The Company wrote off the investment in Intellimedia, including all of their assets in January 2001. The total amount written off in January was $975,000.

(8) Asset Impairment and Restructuring

   During October 2000, the Company incurred a charge against earnings of $9.5 million related to the write-off of certain capitalized software development costs. This write-off was the result of lower than anticipated sales of the Company's ERP products in recent periods. The Company also experienced a restructuring charge of approximately $970,000, which was a result of severance expenses for involuntarily terminated employees in Sales, Marketing, Services, and Research and Development. Included in the charge was a noncash charge of approximately $270,000 related to the accelerating of vesting of stock options for the severed employees. As of April 30, 2001 there were no outstanding costs to be incurred related to the restructuring plan.

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999


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

Employee Stock Purchase Plan

   In December 1998 the Company began an Employee Stock Purchase Plan that offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined, pursuant to the Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, full-time employees, except persons owning 5% or more of the Company's common stock, are eligible to participate after one month of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan up to a maximum of $15,000 per year. During the fiscal year ended April 30, 2001, shares issued under the Purchase Plan were 36,350.

   In November 1998, Logility, Inc., a subsidiary of the Company, began an Employee Stock Purchase Plan that offers employees the right to purchase shares of Logility's common stock at 85% of the market price, as defined, pursuant to the Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, full-time employees, except persons owning 5% or more of Logility's common stock, are eligible to participate after one month of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan up to a maximum of $15,000 per year. A maximum of 200,000 shares of common stock may be purchased under the Purchase Plan. Common stock is purchased in the open market on behalf of the participants. The Company contributes to the purchase price in order to provide for the 15% discount to market price. During the fiscal year ended April 30, 2001, shares issued under the Purchase Plan were 48,397.

Stock Option Plans

   In fiscal 1992, the Company discontinued issuing options under its Incentive Stock Option Plan and its Nonqualified Stock Option Plan. There were no options outstanding under these plans at April 30, 2001. These plans were replaced with the 1991 Employee Stock Option Plan ("1991 Plan") and the Director and Officer Stock Option Plan ("D & O Plan"). Under the 1991 Plan, the Board of Directors was authorized to grant key employees options to purchase up to 3.6 million shares of Class A common stock, plus any shares granted under the terminated plans that terminate or expire without being wholly exercised.

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999


   These options vest in four equal annual installments commencing one year from the effective date of grant. All options must be exercised within ten years of the effective date of grant, but will expire sooner if the optionee's employment terminates. Under the D &O Plan, the Board of Directors is authorized to grant directors and officers options to purchase up to one million shares of Class A common stock. These options typically are exercisable based upon the terms of such options up to 10 years after the date of grant, but will expire sooner if the optionee's employment terminates. Additionally, both the 1991 Plan and D & O Plan could issue either incentive stock options or nonqualified stock options. Both the 1991 Plan and D & O Plan terminated September 1, 2000 and no further option grants will be made pursuant to these plans.

   On August 29, 1999, the Company amended the 1991 Plan to increase the number of authorized options from 3.6 million to 4.6 million. The Company also modified the 1991 Plan to allow the exercise of options beyond the initial three-month allowance from the termination date of an option holder's employment, but not to exceed 10 years, for retired employees, as defined, or any employee as designated by the Board of Directors at its sole discretion. This right was granted to certain employees during 2001 and 2000 and created a compensation charge of $265,000 and $208,000, respectively, for the difference between the original exercise price of the option and the fair market value of the Company's common stock at the date the right was granted.

   On May 16, 2000, the Company established the American Software, Inc. 2001 Stock Option Plan (the "2001 Plan," which became effective on September 1, 2000. Under the 2001 Plan, the Company is authorized to grant executive officers and other key employees options to purchase up to 2.0 million shares of Class A common stock. All option grants since September 1, 2000 have been made under the 2001 Plan.

   Incentive and nonqualified options exercisable at April 30, 2001 are 966,182 and 375,250 shares, respectively. Options available for grant at April 30, 2001, for the 2001 Plan are 1,524,088 shares.

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

   The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and diluted loss per share would have been increased to the pro forma amounts indicated below: (including amount for Subsidiary Stock Plan).

                                                      Years ended April 30,
                                                    ---------------------------
                                                      2001     2000      1999
                                                    --------  -------  --------
                                                         (in thousands,
                                                     except per share data)
   Net loss:
     As reported................................... $(22,580) $(1,242) $(32,817)
     Pro forma.....................................  (27,121)  (5,154)  (36,076)
   Diluted loss per share:
     As reported...................................     (.99)    (.06)    (1.48)
     Pro forma.....................................    (1.19)    (.23)    (1.62)

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       2001     2000     1999
                                                      -------  -------  -------
   Dividend yield....................................       0%       0%       0%
   Expected volatility...............................   121.2%   104.9%    85.9%
   Risk-free interest rate...........................     5.9%     5.6%     5.6%
   Expected life..................................... 8 years  8 years  8 years


   A summary of the status of the Company's stock option plans as of April 30, 2001, 2000, and 1999, and changes during the years ended on those dates is presented below:

                                            2001                  2000                   1999
                                    --------------------- ---------------------- ----------------------
                                                Weighted-              Weighted-              Weighted-
                                                 average                average                average
          Fixed options               Shares      price     Shares       price     Shares       price
          -------------             ----------  --------- -----------  --------- -----------  ---------
Outstanding at beginning of
 year............................    2,746,451    $3.76     3,418,796    $3.10     3,283,204    $4.84
Granted..........................    1,828,400     3.64     1,116,650     4.80     2,756,668     3.13
Exercised........................     (125,398)    3.02    (1,321,995)    3.25       (69,649)    3.29
Forfeited/canceled...............     (681,304)    4.28      (467,000)    2.94    (2,551,427)    5.39
                                    ----------            -----------            -----------
Outstanding at end of year.......    3,768,149     3.64     2,746,451     3.76     3,418,796     3.10
                                    ==========            ===========            ===========
Options exercisable at year-end
 ................................    1,341,932     4.10       743,879     5.07     1,410,227     3.46
                                    ==========            ===========            ===========
Weighted-average fair value of
 options granted during the year..  $     3.64            $      4.38            $      1.43
                                    ==========            ===========            ===========

   The following table summarizes information about fixed stock options outstanding at April 30, 2001:

                             Options outstanding                  Options exercisable
                 -------------------------------------------- ---------------------------
                                      Weighted-     Weighted-                   Weighted-
                      Number           average       average       Number        average
   Range of         outstanding       remaining     exercise     exercisable    exercise
exercise prices  at April 30, 2001 contractual life   price   at April 30, 2001   price
---------------  ----------------- ---------------- --------- ----------------- ---------
    $ 0.00-
      1.69              31,500           9.9         $ 1.47             --       $ 0.00
  1.70-
  3.38               2,114,954           6.8           2.63         845,733        2.79
  3.39-
  5.06               1,192,088           7.9           3.97         260,825        3.98
  5.07-
  6.75                 135,732           7.8           5.55          57,500        5.64
  6.76-
  8.44                 198,375           8.2           7.31          85,124        7.57
  8.45-
 10.13                  10,500           6.3           8.75           7,750        8.75
 10.14-
 11.81                  15,000           6.5          11.75          15,000       11.75
 11.82-
 13.50                  70,000           8.9          12.75          70,000       12.75
                     ---------                                    ---------
                     3,768,149           7.3           3.64       1,341,932        4.10
                     =========                                    =========

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999


   A summary of the status of the Subsidiary's Stock Plan as of April 30, 2001 and 2000, and changes during the years then ended is presented below:

                                 2001                2000                1999
                          ------------------- ------------------- -------------------
                                    Weighted-           Weighted-           Weighted-
                                     average             average             average
     Fixed options         Shares     price    Shares     price    Shares     price
     -------------        --------  --------- --------  --------- --------  ---------
Outstanding at beginning
 of year................   764,089    $4.73    555,446    $4.22    262,070   $12.96
Granted.................   132,000     3.17    415,400     5.04    600,130     2.93
Exercised...............    (5,260)    2.75    (43,454)    2.96        --       --
Forfeited/canceled......  (111,808)    5.53   (163,303)    4.28   (306,754)    8.78
                          --------            --------            --------
Outstanding at year
 end....................   779,021     4.37    764,089     4.73    555,446     4.22
                          ========    =====   ========    =====   ========   ======
Options exercisable at
 year end...............   326,841     4.87    126,438     6.17     28,150    11.76
                          ========    =====   ========    =====   ========   ======
Weighted-average fair
 value of options
 granted during the
 year...................               2.94                2.63                1.71
                                      =====               =====              ======

   The following table summarizes information about fixed stock options outstanding at April 30, 2001 under the Subsidiary Stock Plan:

                                                                   Options
                             Options outstanding                 exercisable
                 -------------------------------------------- -----------------
                                      Weighted-     Weighted-                   Weighted-
                      Number           average       average       Number        average
   Range of         outstanding       remaining     exercise     exercisable    exercise
exercise prices  at April 30, 2001 contractual life   price   at April 30, 2001   price
---------------  ----------------- ---------------- --------- ----------------- ---------
$1.69-
  3.25                359,706            7.0         $ 2.71        170,781       $ 2.78
 3.26-
  4.87                301,225            8.0           3.97         92,498         4.10
 4.88-
 16.25                118,090            6.8          10.43         63,562        11.58
                      -------                                      -------
                      779,021            7.3           4.37        326,841         4.87
                      =======                                      =======

   In August 1998, the Company offered an option repricing program to its employees. Under the terms of the program, the opportunity was provided to employees to cancel any outstanding option grant in its entirety and replace it on a share-for-share basis with an option grant bearing an exercise price equal to the fair market value of the Company's stock at the new grant date. All newly issued options grants have a life of ten years and vesting occurs ratably over four years beginning on the new grant date. A total of 1,775,968 options were returned under this program.

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

(10) International Revenues

   International revenues approximated $8.5 million or 10%, $7.8 million or 7%, and $11.4 million or 10% of consolidated revenues for the years ended April 30, 2001, 2000, and 1999, respectively, and were primarily from customers in Canada and Europe.

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999


(11) Commitments

 Leases

   The Company is obligated under various capital leases for certain computer equipment and software that expire at various dates during the next three years. At April 30, 2001, the amount of equipment and related accumulated amortization recorded under capital leases was as follows:

   Machinery and equipment............................................ $ 13,307
   Less accumulated amortization......................................  (10,565)
                                                                       --------
                                                                       $  2,742
                                                                       ========

   Amortization of assets held under capital leases is included with depreciation expense.

   The Company leases an office facility from a partnership controlled by the two Class B shareholders, under an operating lease that by its term expired December 31, 1996. An extension of that lease, on a month-to-month basis, has been approved by the Board of Directors for the balance of the calendar year 1998 and for the subsequent years, pending negotiation of a new long-term lease. Amounts expensed under this lease for the years ended April 30, 2001, 2000, and 1999 approximated $300,000.

   The Company leases other office facilities, certain office equipment, and computer equipment under various operating and capital leases expiring through 2005. Rental expense for these leases approximated $7.6 million, $6.4 million, and $5.5 million for the years ended April 30, 2001, 2000, and 1999, respectively.

   Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of April 30, 2001 are as follows:

   Year ending                                               Capital Operating
   April 30,                                                 leases   leases
   -----------                                               ------- ---------
   2002..................................................... $1,573   $2,073
   2003.....................................................    945    1,245
   2004.....................................................    179      469
   2005.....................................................    --       209
   2006.....................................................    --        13
                                                             ------   ------
   Total minimum lease payments.............................  2,697   $4,009
                                                                      ======
   Less amount representing interest (at rates of 7.90%)....     65
                                                             ------
   Present value of net minimum capital lease payments......  2,632
   Less current installments of obligations under capital
    leases..................................................  1,587
                                                             ------
   Obligations under capital leases,excluding current
    installments............................................ $1,045
                                                             ======

 401(k) Profit Sharing Plan

   Employees are offered the opportunity to participate in the Company's 401(k) Profit Sharing Plan (the "401(k) Plan"), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 15% of pretax income to the 401(k)

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999

Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the Board of Directors of the Company. The Company did not make profit sharing contributions for 2001, 2000, or 1999.

   Effective January 1, 1999, the Company contributes an employer match in an amount equal to 25% of the eligible participant's compensation contributed to the Plan subject to a maximum of 6% of compensation. The Company's matching contributions totaled $404,230, and $488,942 for 2001 and 2000.

(12) Contingencies

   The Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the financial position or results of operations of the Company.

(13) Segment information

   On May 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The Company operates and manages its business in three segments based on software and services provided in three key product markets. First, Enterprise Resource Planning (EFP) automates customers' internal financing, human resources, and manufacturing functions. Second, Business-to-Business Collaborative Commerce (BBCC), provides advanced business-to-business collaborative planning and integrated logistics capabilities. Third, Application Infrastructure Provider (AIP) provides data center infrastructure, network outsourcing services, e-commerce solution hosting and monitoring, and professional services staffing. Intersegment charges are based on marketing and general administration services provided to the BBCC and AIP segments by the ERP segment. Intersegment charges are also based on application hosting services provided to the ERP and BBCC segment by the AIP segment.

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999

                                                       2001     2000     1999
                                                      -------  -------  -------
Revenues:
  Enterprise resource planning.......................  34,115   45,422   57,761
  Business-to-business collaborative commerce........  28,206   32,289   27,017
  Managed service provider:
    External customers...............................  15,958   18,617   14,502
    Intersegment revenues............................   3,588    3,978    4,639
  Elimination of intersegment revenues...............  (3,588)  (3,978)  (4,639)
  Other..............................................  10,428    9,182    9,897
                                                      -------  -------  -------
                                                       88,707  105,510  109,177
Operating loss before intersegment eliminations:
  Enterprise resource planning....................... (14,669)  (4,429) (29,129)
  Business-to-business collaborative commerce........  (5,692)   1,251   (9,282)
  Managed service provider...........................  (5,707)    (620)     670
  Other..............................................    (273)     972     (257)
                                                      -------  -------  -------
                                                      (26,340)  (2,826) (37,998)
Intersegment eliminations:
  Enterprise resource planning.......................    (642)     754    1,546
  Business-to-business collaborative commerce........   2,682    2,156    2,131
  Managed service provider...........................  (2,040)  (2,910)  (3,677)
  Other..............................................       0        0        0
                                                      -------  -------  -------
                                                            0        0        0
Operating loss after intersegment eliminations:
  Enterprise resource planning....................... (15,311)  (3,675) (27,583)
  Business-to-business collaborative commerce........  (3,010)   3,407   (7,151)
  Managed service provider...........................  (7,747)  (3,530)  (3,007)
  Other..............................................    (273)     972     (257)
                                                      -------  -------  -------
                                                      (26,340)  (2,826) (37,998)
Capital expenditures:
  Enterprise resource planning.......................     684      623      583
  Business-to-business collaborative commerce........     300      538      755
  Managed service provider...........................     576    1,012      302
  Other..............................................      11        5        7
                                                      -------  -------  -------
                                                        1,571    2,178    1,647
Capitalized Software:
  Enterprise resource planning.......................     983    7,073    6,950
  Business-to-business collaborative commerce........   2,966    3,373    3,952
  Managed service provider...........................       0        0        0
  Other..............................................       0        0        0
                                                      -------  -------  -------
                                                        3,949   10,446   10,902
Depreciation and amortization:
  Enterprise resource planning.......................   4,749    3,549    5,173
  Business-to-business collaborative commerce........   3,511    3,485    3,862
  Managed service provider...........................   2,830    2,671    2,491
  Other..............................................     287      329      320
                                                      -------  -------  -------
                                                       11,377   10,034   11,846

                                                   April 30, April 30, April 30,
                                                     2001      2000      2000
                                                   --------- --------- ---------
Identifiable assets:
  Enterprise resource planning....................  30,471     59,137    59,596
  Business-to-business collaborative commerce.....  40,346     42,330    40,678
  Managed service provider........................   7,267      7,016     5,858
  Other...........................................   3,983      4,564     3,604
                                                    ------    -------   -------
                                                    82,067    113,047   109,736

                            AMERICAN SOFTWARE, INC.

                         April 30, 2001, 2000, and 1999


(14)Financial Statements and Supplementary Data

   The following schedule represents results for each quarter in the years ended April 30, 2001 and 2000 (in thousands, except per share amounts):

                                             Net Earnings (Loss)   Diluted net
                          Total   Operating    Attributable to   earnings (loss)
                         Revenue   Income    Common Shareholders    per share
                         -------- ---------  ------------------- ---------------
Quarter ended:
July 31, 2000........... $ 22,044 $  (3,979)      $  (3,692)         $ (0.16)
October 31, 2000........   21,529   (16,896)        (15,914)           (0.70)
January 31, 2001........   21,882    (5,794)         (3,192)           (0.14)
April 30, 2001..........   23,252       329             218             0.01
                         -------- ---------       ---------          -------
Year ended April 30,
 2001................... $ 88,707 $ (26,340)      $ (22,580)         $ (0.99)
                         ======== =========       =========          =======
Quarter ended:
July 31, 1999........... $ 28,235 $     585       $     904          $  0.04
October 31, 1999........   28,182       520           1,003             0.05
January 31, 2000........   25,803      (871)           (418)           (0.02)
April 30, 2000..........   23,290    (3,060)         (2,731)           (0.13)
                         -------- ---------       ---------          -------
Year ended April 30,
 2000................... $105,510 $  (2,826)      $  (1,242)         $ (0.06)
                         ======== =========       =========          =======

                          Independent Auditors' Report

The Board of Directors and Shareholders American Software, Inc.:

   We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG, LLP

June 14, 2001 Atlanta, Georgia

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The directors and executive officers of the Company are:

Name                     Age                                   Position
----                     ---                                   --------
James C. Edenfield......  66 President, Chief Executive Officer, Treasurer and Director; Chairman of the
                             Board of Directors of Logility, Inc.


Thomas L. Newberry......  68 Chairman of the Board of Directors


J. Michael Edenfield....  43 Director, Executive Vice President, President and Director of Logility, Inc.


David H. Gambrell.......  71 Director


Dennis Hogue............  48 Director


John J. Jarvis..........  59 Director


Thomas L. Newberry, V...  34 Director


Thomas R. Williams......  72 Director


Jeffrey W. Coombs.......  49 Executive Vice President of American Software USA, Inc.


Vincent C. Klinges......  38 Chief Financial Officer


James R. McGuone........  54 Secretary

   All directors hold office until the next annual meeting of the shareholders of the Company. Executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

   Mr. James C. Edenfield is one of our a co-founders and has served as our Chief Executive Officer since November 1989, and as Co-Chief Executive Officer for more than five years prior to that time. He has been a Director since 1971. Prior to founding American Software, Mr. Edenfield held several executive positions and was a director of Management Science America, Inc., an applications software development and sales company. He holds a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology. Mr. Edenfield also serves as Chairman of the Board of Directors of Logility, Inc., our majority owned subsidiary.

   Dr. Newberry is one of our co-founders of and has served as our Chairman of the Board since November 1989, and was Co-Chief Executive Officer prior to that for more than five years. He has been a Director since 1971. Prior to founding American Software, he held executive positions with several companies engaged in computer systems analysis and software development and sales including Management Science America, Inc., where he was also a director. Dr. Newberry holds Bachelor, Master of Science, and Ph.D. degrees in Industrial Engineering from the Georgia Institute of Technology.

   Mr. J. Michael Edenfield was elected as a Director of American Software on June 1, 2001. He has served as our Executive Vice President since June 1994. In January 1997, Mr. Edenfield was elected to President of Logility, Inc., a majority owned subsidiary of ours. Mr. Edenfield also serves as director of Logility, Inc. From June 1994 to October 1997, he served as Chief Operating Officer of the Company. Prior to holding that position, he served as Senior Vice President of North American Sales and Marketing of American Software USA, Inc. from July, 1993 to June, 1994, as Senior Vice President of North American Sales from August, 1992 to July, 1993, as Group Vice President from May, 1991 to August, 1992 and as Regional Vice President from May, 1987 to May, 1991. Mr. Edenfield holds a Bachelor of Industrial Management degree from the Georgia Institute of Technology. Mr. Edenfield is the son of James C. Edenfield, our Chief Executive Officer.

   Mr. Gambrell has served as a Director of American Software since January 1983. He has been a practicing attorney since 1952, and is a partner with the law firm of Gambrell & Stolz, L.L.P., counsel to us. He served as a member of the United States Senate from the State of Georgia in 1971 and 1972. Mr. Gambrell holds a Bachelor of Science degree from Davidson College and a J.D. degree from the Harvard Law School.

   Mr. Hogue was elected as a Director of American Software on June 1, 2001. Mr. Hogue became Chief Executive Officer of Global Food Exchange in January 2001. Prior to joining Global Food Exchange, Mr. Hogue served as President and Chief Executive Officer of E3 Corporation from December 1999 to December 2000. Prior to serving as President and Chief Executive Officer of E3, Mr. Hogue served as Vice President of Sales from November 1996 until April 1997 and President of North America from April 1997 until December 1999. He earned a Bachelor of Science degree in Psychology from Florida State University in 1974.

   Dr. Jarvis was elected as a Director of American Software on June 1, 2001. He is currently Chair of the School of Industrial and Systems Engineering at the Georgia Institute of Technology, where has been a member of the faculty since 1968. Dr. Jarvis was co-founder of CAPS Logistics, Inc., a provider of software and consulting services in logistics, which was acquired by Baan NV in 1998. Dr. Jarvis has served as President of the Institute of Industrial Engineers (IIE), President of TIMS and Secretary of ORSA. He has served on the Councils of ORSA and TIMS and on the Boards of the Institute for Operations Research and Management Sciences (INFORMS) and IIE. Dr. Jarvis currently holds a Bachelor and Masters of Science degree in Industrial Engineering from the University of Alabama and a Ph.D. from Johns Hopkins University.

   Mr. Newberry, V was elected as a Director of American Software on June 1, 2001. He is the founder of The 1% Club, Inc. and has acted as its Chief Executive Officer since its founding. He is also the author of motivational books and audio programs dedicated to improving performance in business operations and salesmanship. Mr. Newberry, V currently holds a Bachelor of Science degree from Georgia State University.

   Mr. Williams has served as a Director of American Software since April 1989. He is currently the President of the Wales Group, Inc., a closely-held corporation engaged in investments and venture capital, and has held such position since 1987. Mr. Williams also serves as director of Conagra, Inc., National Life Insurance Company of Vermont and Avado Brands, Inc. He also served as a trustee of Fidelity Group of Mutual Funds from 1987 to 2000. He was a director of Southern Bell Corporation from 1980 to 1983 and is a Former Chairman of the Board of First Wachovia Corporation, First National Bank of Atlanta and First Atlanta Corporation. Mr. Williams currently holds a Bachelor of Science degree in Industrial Engineering from the Georgia Institute of Technology and a Master of Science degree in Industrial Management from the Massachusetts Institute of Technology.

   Mr. Jeffrey W. Coombs first joined American Software in January 1985. In 1988 he was elected Vice President of Professional Services. From May 1994 to February 1996, Mr. Coombs was employed by Indus International, Inc. (formerly known as TSW International, Inc.) as Senior Vice President. Mr. Coombs rejoined us in February 1996 as Senior Vice President of Professional Services. In April 2001, Mr. Coombs was promoted to Executive Vice President of American Software USA, Inc. From March 1978 to June 1984 Mr. Coombs was employed by Saudi Arabian Airlines as a Project Manager in Information Technology. Prior to that time Mr. Coombs held various positions with the Northern Bank Ltd., Belfast.

   Mr. Klinges joined American Software in February 1998 as Vice President of Finance, in September 1999 Mr. Klinges was promoted to Chief Financial Officer. From July 1995 to February 1998, Mr. Klinges was employed by Indus International, Inc. (formerly known as TSW International, Inc.), as Controller. From November 1986 to July 1995, Mr. Klinges held various positions with Dun & Bradstreet, Inc., including as Controller of Sales Technologies, a software division of Dun & Bradstreet Inc. Mr. Klinges holds a Bachelor of Business Administration from St. Bonaventure University.

   Mr. McGuone was elected as our Secretary in May 1988. He has been a practicing attorney since 1972, and is a partner with the law firm of Holland & Knight, L.L.P., counsel to American Software. Mr. McGuone holds a B.A. degree from Pennsylvania State University and a J.D. degree from Fordham University School of Law.

   Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and holders of more than 10% of the Common Stock are required by regulations promulgated by the SEC pursuant to the Exchange Act to furnish us with copies of all Section 16(a) forms they file. We assist officers and directors in complying with the reporting requirements of Section 16(a) of the Exchange Act.

   Based upon review of filings made under Section 16(a) of the Exchange Act, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

   This information is set forth under the caption "Certain Information Regarding Executive Officers and Directors" in the Company's 2001 Proxy Statement (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   This information is set forth under the caption "Voting Securities--Security Ownership" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Logility, Inc. and Certain Transactions

   On October 10, 1997, we completed an initial public offering of 2,200,000 shares of common stock in our subsidiary, Logility, Inc. ("Logility"). Prior to that time, Logility was a wholly-owned subsidiary of ours, operating as the supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, American Software and Logility entered into a number of agreements for the purpose of defining certain relationships between the parties (the "Intercompany Agreements"). The more significant of the Intercompany Agreements are summarized below. As a result of our ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation.

Services Agreement

   American Software and Logility have entered into a Services Agreement (the "Services Agreement") with respect to certain services to be provided by us (or our subsidiaries) to Logility. The Services Agreement provides that such services are provided in exchange for fees which management believes would not exceed fees that would be paid if such services were provided by independent third parties. The services initially provided by us to Logility under the Services Agreement include, among other things, certain accounting, audit, cash management, corporate development, employee benefit plan administration, human resources and compensation, general and administration services, and risk management and tax services. In addition to these services, we have agreed to allow eligible employees of Logility to participate in certain employee benefit plans. Logility has agreed to reimburse us for costs (including any contributions and premium costs and including third-party expenses and allocations of certain personnel expenses), generally in accordance with past practice, relating to the participation by Logility's employees in any of our benefit plans.

   The Services Agreement has an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term by giving proper notice. Logility will indemnify us against any damages that we may incur in connection with its performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with its rendering of services under the Services Agreement. For the fiscal years ended 2001 and 2000 the services related to this agreement were valued at $1.5 and $1.0 million, respectively.

Facilities Agreement

   American Software and Logility have entered into a Facilities Agreement (the "Facilities Agreement"), which provides that Logility may occupy space located in certain facilities owned or leased by us (or our subsidiaries).

   The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated by Logility for any reason with respect to any particular facility upon thirty days' written notice. Logility's lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years ended 2001 and 2000 the services related to this agreement were valued at $763,000 and $418,000, respectively. Included in these costs are lease expense, utilities expense, telephone expense, and security expense.

Tax Sharing Agreement

   Logility is included in our federal consolidated income tax group, and Logility's federal income tax liability will be included in the consolidated federal income tax liability of American Software and its subsidiaries. Logility and American Software have entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") pursuant to which American Software and Logility will make payments between them such that the amount of taxes to be paid by Logility, subject to certain adjustments, will be determined as though Logility were to file separate federal, state, and local income tax returns, rather than as a consolidated subsidiary of American Software. Pursuant to the Tax Sharing Agreement, under certain circumstances, Logility will be reimbursed for tax attributes that it generates after deconsolidation of Logility from the consolidated tax group of American Software, such as net operating losses and loss carryforwards. Such reimbursement, if any, will be made for utilization of Logility's losses only after such losses are utilized by American Software. For that purpose, all losses of American Software and its consolidated income tax group will be deemed utilized in the order in which they are recognized. Logility will pay American Software a fee intended to reimburse American Software for all direct and indirect costs and expenses incurred with respect to our share of the overall costs and expense incurred by us with respect to tax related services.

Technology License Agreement

   American Software and Logility have entered into a Technology License Agreement (the "Technology License Agreement") pursuant to which Logility has granted us a non-exclusive, worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Voyager Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from us. Pursuant to the Technology License Agreement, American Software and Logility are required to disclose to one another any and all enhancements and improvements which they may make or acquire in relation to a Logility Voyager Solutions product, subject to confidentiality requirements imposed by third parties. The term of the Technology License Agreement is indefinite, although Logility may terminate the Technology License Agreement for cause, and we may terminate the Technology License Agreement at any time upon sixty (60) days' prior written notice to Logility. Upon termination of the Technology License Agreement, all rights to Logility Voyager Solutions products licensed by Logility to American Software revert to Logility, while all rights to enhancements and improvements made by American Software to Logility Value Chain Solutions products revert to us.

Marketing License Agreement

   American Software USA, Inc. ("USA"), a wholly-owned subsidiary of American Software, and Logility have entered into a Marketing License Agreement (the "Marketing License Agreement") pursuant to which USA has agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% (or 50% for affiliates of USA located in the United Kingdom and France if they carry out installation and provide first-line support services) of the net license revenue collected by Logility under license agreements for the Logility Voyager Solutions product line with certain end-users who are also licensees of software products of American Software which are secured and forwarded to Logility by USA and accepted by Logility. The Marketing License Agreement has a five-year term, although Logility may terminate the Marketing License Agreement for cause, and either party may terminate the Marketing License Agreement at any time upon twelve (12) months' prior written notice to the other party. For the fiscal years ended 2001 and 2000 the services related to this agreement were valued at $367,000 and $731,000, respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this report.

  1. Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

  2. Financial statement schedule included in Part IV of this Form:

                                                                          Page
                                                                          ----
     Report of Independent Auditors......................................  77
     Schedule II--Consolidated Valuation Accounts--for the three years ended April 30, 2001...............................................  78

   All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

   3. Exhibits

   The following exhibits are filed herewith or incorporated herein by reference:

        The Company's Amended and Restated Articles of Incorporation, and
  3.1   amendments thereto. (1)
        The Company's Amended and Restated By-Laws dated November 13, 1989.
  3.2   (2)
        Amended and Restated 1991 Employee Stock Option Plan dated February
 10.1   14, 2000. (3)
        Amended and Restated Directors and Officers Stock Option Plan
 10.2   effective August 26, 1999. (4)
        American Software, Inc. 401(k)/Profit Sharing Plan and Trust
 10.3   Agreement. (5)
        Lease Agreement dated December 15, 1981, between Company and Newfield
 10.4   Associates. (6)
 10.5   Amendment dated January 14, 1983, to Lease Agreement between the
        Company and Newfield Associates. (6)
 10.6   Subsidiary Formation Agreement entered into among the Company,
        Logility, Inc., and certain subsidiaries of the Company, as amended, dated January 23, 1997. (7)
        Services Agreement between the Company and Logility, Inc., dated
 10.7   August 1, 1997. (7)
        Facilities Agreement between the Company and Logility, Inc., dated
 10.8   August 1, 1997. (7)
        Tax Sharing Agreement between the Company and Logility, Inc., dated
 10.9   January 23, 1997. (7)
        Stock Option Agreement between the Company and Logility, Inc., dated
 10.10  August 1, 1997. (7)
 10.11  Technology License Agreement between the Company and Logility, Inc., as amended, dated August1, 1997. (7)
 10.12  Marketing License Agreement between USA and Logility, Inc., as amended, dated August 1, 1997. (7)
        The Company's Employee Stock Purchase Plan dated September 30, 1998.
 10.13  (8)
        Logility, Inc.'s Amended and Restated 1997 Stock Plan dated August 26,
 10.14  1998. (9)
        Logility, Inc.'s Employee Stock Purchase Plan dated September 30,
 10.15  1998. (9)

 10.16  Split-Dollar Agreement between the Company and the J&N Edenfield
        Trust, dated November 30, 1999. (10)
 10.17  The Company's 2001 Stock Option Plan. (11)
 21.1   List of Subsidiaries.
 23.1   Independent Auditors' Consent.

--------
 (1) Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
 (2) Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 1990.
 (3) Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2000.
 (4) Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-86141 filed on Form S-8 on August 30, 1999.
 (5) Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-55214 filed on Form S-8 on December 1, 1992.
 (6) Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 2-81444 filed on Form S-1 on January 21, 1983.
 (7) Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1998.
 (8) Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-67533 filed on Form S-8 on November 19, 1998.
 (9) Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1999.
(10) Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2000.
(11) Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-44744 filed on form S-8 on August 29, 2000.

   (b) Reports on Form 8-K

   The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders American Software, Inc.:

   Under date of June 14, 2001, we reported on the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and comprehensive income and cash flows for each of the years in the three-year period ended April 30, 2001, which are included in the April 30, 2001 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG, LLP

June 14, 2001 Atlanta, Georgia

                                                                     SCHEDULE II

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED VALUATION ACCOUNTS

                   Years ended April 30, 2001, 2000, and 1999

Allowance for Doubtful Accounts

                                             Additions
                                  Balance at charged to               Balance at
                                  beginning  costs and                  end of
   Year ended                      of year    expenses  Deductions(1)    year
   ----------                     ---------- ---------- ------------- ----------
   April 30, 1999................ $1,222,000 $1,880,000   1,384,000    1,718,000
   April 30, 2000................  1,718,000    385,000     364,000    1,739,000
   April 30, 2001................  1,739,000  1,627,000   1,710,000    1,656,000
--------
(1) Write-offs of accounts receivable

Deferred Income Tax Valuation Allowance

                                             Additions
                                  Balance at charged to               Balance at
                                  beginning  costs and                  end of
   Year ended                      of year    expenses  Deductions(1)    year
   ----------                     ---------- ---------- ------------- ----------
   April 30, 1999................ $1,980,000  4,416,000         --     6,396,000
   April 30, 2000................  6,396,000    404,000         --     6,800,000
   April 30, 2001................  6,800,000 10,625,000         --    17,425,000

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

Date: July 23, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signatures                         Title                   Date
              ----------                         -----                   ----

      /s/ James C. Edenfield           President, Chief Executive    July 23, 2001
______________________________________  Officer, Treasurer and
          James C. Edenfield            Director

      /s/ Thomas L. Newberry           Chairman of the Board of      July 23, 2001
______________________________________  Directors
          Thomas L. Newberry

     /s/ J. Michael Edenfield          Director, Executive Vice      July 23, 2001
______________________________________  President
         J. Michael Edenfield

      /s/ David H. Gambrell            Director                      July 23, 2001
______________________________________
          David H. Gambrell

         /s/ Dennis Hogue              Director                      July 23, 2001
______________________________________
             Dennis Hogue

        /s/ John J. Jarvis             Director                      July 23, 2001
______________________________________
            John J. Jarvis

    /s/ Thomas L. Newberry, V.         Director                      July 23, 2001
______________________________________
        Thomas L. Newberry, V.

      /s/ Thomas R. Williams           Director                      July 23, 2001
______________________________________
          Thomas R. Williams

      /s/ Vincent C. Klinges           Chief Financial Officer       July 23, 2001
______________________________________
          Vincent C. Klinges

     /s/ Deirdre J. Lavender           Controller and Principal      July 23, 2001
______________________________________  Accounting Officer
         Deirdre J. Lavender