Form 10-Q
period 2001-07-31
AMERICAN SOFTWARE INC
filed 2001-09-14
CIK 713425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 2001
                              ----------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                        Commission File Number: 0-12456
                                                -------

                            AMERICAN SOFTWARE, INC.
                            -----------------------

            (Exact name of registrant as specified in its charter)


           Georgia                                           58-1098795
-------------------------------                        ----------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                        Identification Number)

470 East Paces Ferry Road, N.E., Atlanta, Georgia              30305
-------------------------------------------------           -----------
(Address of principal executive offices)                     (Zip Code)

                                (404) 261-4381
                                --------------
             (Registrant's telephone number, including area code)

                                     None
                                     ----
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ile such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Classes                      Outstanding at September 13, 2001
-------------------------------------     ---------------------------------
Class A Common Stock, $.10 par value               18,700,638 Shares

Class B Common Stock, $.10 par value                4,082,289 Shares

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                   Form 10-Q

                          Quarter ended July 31, 2001

                                     Index
                                     -----

                                                                                           Page
                                                                                            No.
                                                                                            ---
Part I - Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         -  Unaudited - July 31, 2001 and April 30, 2001                                       3

         Condensed Consolidated Statements of Operations
         -  Unaudited - Three Months ended July 31, 2001
            and 2000                                                                           4

         Condensed Consolidated Statements of Cash Flows
         -  Unaudited - Three Months ended July 31, 2001 and July 31, 2000                     5

         Notes to Condensed Consolidated Financial Statements - Unaudited                    6-9

     Item 2.  Management's Discussion and Analysis of Results of Operations and
              Financial Condition                                                          10-16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      16

Part II - Other Information                                                                   18

                         PART I FINANCIAL INFORMATION
                         ------

                             Financial Statements
                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                (In thousands except share and per share data)
                                  (Unaudited)

                                                                              July 31,    April 30,
                                                                                2001        2001
                                                                              --------    --------
                                      ASSETS
Current assets:
     Cash and cash equivalents                                                $ 12,238    $ 10,057
     Investments - current                                                      14,646      15,118
     Trade accounts receivable, less allowance for doubtful accounts of $1,577 at July 31, 2001 and $1,656 at April 30, 2001:
                  Billed                                                        10,493      12,303
                  Unbilled                                                       3,864       3,321
     Deferred income taxes                                                       1,280       1,280
     Prepaid expenses and other current assets                                   1,452       1,579
                                                                              --------    --------
                  Total current assets                                          43,973      43,658

Investments - noncurrent                                                         5,235       5,926
Property and equipment, less accumulated depreciation                           15,851      16,842
Intangible assets, less accumulated amortization                                13,625      13,913
Other assets                                                                     1,700       1,728
                                                                              --------    --------
                                                                              $ 80,384    $ 82,067
                                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                      $  1,318    $  1,587
     Accounts payable                                                            2,578       2,658
     Accrued compensation and related costs                                      3,310       3,523
     Income tax payable                                                          1,160       1,126
     Other current liabilities                                                   4,459       5,530
     Deferred revenue                                                           12,493      13,633
                                                                              --------    --------
                  Total current liabilities                                     25,318      28,057

Obligations under capital leases, net of current portion                           837       1,045
Deferred income taxes                                                            1,280       1,280
                                                                              --------    --------
                  Total liabilities                                             27,435      30,382
                                                                              --------    --------
Minority interest in subsidiaries                                                3,945       3,834
Shareholders' equity:
     Common stock:
          Class A, $.10 par value.  Authorized 50,000,000 shares;
               Issued 21,625,826 shares at July 31, 2001 and
               21,622,290 shares at April 30, 2001                               2,163       2,162
          Class B, $.10 par value.  Authorized 10,000,000 shares;
               Issued and outstanding 4,082,289 shares at July 31, 2001 and
               4,082,289 shares at April 30, 2001; convertible into Class A shares
               on a one-for-one basis                                              409         409
            Additional paid-in capital                                          65,999      65,956
            Other comprehensive income                                             243         243
            Retained deficit                                                    (2,306)     (3,415)
            Class A treasury stock, 2,925,188 shares at July 31, 2001
               and  April 30, 2001                                             (17,504)    (17,504)
                                                                              --------    --------
                  Total shareholders' equity                                    49,004      47,851
                                                                              --------    --------
                                                                              $ 80,384    $ 82,067
                                                                              ========    ========

See accompanying notes to condensed consolidated financial statements - unaudited.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (In thousands except share and per share data)
                                  (Unaudited)

                                                             Three Months Ended
                                                                   July 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
Revenues:
         License fees                                       $  3,852    $  2,497
         Services and other                                   12,628      13,277
         Maintenance                                           5,612       6,270
                                                            --------    --------
           Total revenues                                     22,092      22,044
                                                            --------    --------

Cost of revenues:
         License fees                                          1,263       1,421
         Services and other                                    9,236      10,566
         Maintenance                                             834       1,833
                                                            --------    --------
           Total cost of revenues                             11,333      13,820
                                                            --------    --------

Gross margin                                                  10,759       8,224
                                                            --------    --------

Operating expenses:
         Research and development                              2,902       4,502
         Less: capitalized development                        (1,042)     (1,444)
         Marketing and sales                                   4,645       5,832
         General and administrative                            3,322       3,313
         Provision for doubtful accounts                         195         131
                                                            --------    --------
           Total operating expense                            10,022      12,203

           Operating earnings (loss)                             737      (3,979)

         Interest Income                                         332         568
         Gains/(losses) on investments and other                 171        (290)
         Minority interest                                      (131)          9
                                                            --------    --------
           Earnings (loss) before income taxes                 1,109      (3,692)

         Income taxes                                             --          --
                                                            --------    --------

           Net earnings (loss)                              $  1,109    $ (3,692)
                                                            ========    ========

         Basic net earnings (loss) per common share         $   0.05    $  (0.16)
                                                            ========    ========

         Diluted net earnings (loss) per common share*      $   0.05    $  (0.16)
                                                            ========    ========

         Shares used in per share calculation
           Outstanding: Basic                                 22,781      22,604
                                                            ========    ========
                        Diluted                               22,788      22,604
                                                            ========    ========

* Diluted weighted average common shares outstanding are not included in the quarter ended July 31, 2000 calculation due to the anti-dilution of the net loss.

See accompanying notes to condense consolidated financial statements - unaudited.

                            AMERICAN SOFTWARE, INC.
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                                     Three Months Ended
                                                                                           July 31,
                                                                                       2001        2000
                                                                                     --------------------
Cash flows from operating activities:
    Net earnings (loss)                                                              $  1,109    $ (3,692)
    Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                                   2,547       2,548
        Minority interest in subsidiary income/(loss)                                     131          (9)
        Allowance for doubtful accounts                                                   131         195
        Net (gain) loss on disposal of fixed assets                                       (62)         --
        Net loss (gain) on investments                                                    (77)          9
        Change in operating assets and liabilities:
            Purchases of trading securities                                              (162)     (1,035)
            Proceeds from trading securities                                              198       1,678
            Proceeds from sales and maturities of investments                             200         120
            Decrease/(increase) in Accounts receivable                                  1,136       1,645
            Decrease/(increase) in Prepaid expenses and other assets                      156        (238)
            (Decrease)/increase in Accounts payable and other accrued liabilities      (1,329)     (2,994)
            (Decrease)/increase in Deferred revenue                                    (1,140)       (432)
                                                                                     --------------------
    Net cash provided by (used in) operating activities                                 2,838      (2,205)
                                                                                     --------------------

Cash flows from investing activities:
        Capitialized software development costs                                        (1,042)     (1,444)
        Purchases of property and equipment                                              (108)       (655)
        Purchased software costs                                                          (12)       (280)
        Purchase of majority interest in subsidiaries                                      --        (517)
        Minority investment and additional funding in business                             --         (68)
        Repurchase of common stock by subsidiary                                          (46)         --
        Sales of short term investments, net                                            1,004       1,031
                                                                                     --------------------
    Net cash used in investing activities                                                (204)     (1,933)
                                                                                     --------------------

Cash flows from financing activities:
        Payment of capital lease obligation                                              (477)       (420)
        Proceeds from exercise of stock options                                            18          72
        Proceeds from Dividend Reinvestment Plan                                            6          15
                                                                                     --------------------
    Net cash used in financing activities                                                (453)       (333)
                                                                                     --------------------
    Net increase in cash and cash equivalents                                           2,181      (4,471)

Cash and cash equivalents at beginning of year                                       $ 10,057    $ 12,910
                                                                                     --------------------
Cash and cash equivalents at end of year                                             $ 12,238    $  8,439
                                                                                     ====================
Supplemental disclosures of cash paid during the year for:
    Income taxes                                                                     $     --    $     --
                                                                                     ====================
    Interest                                                                         $     54    $     16
                                                                                     ====================

Supplemental disclosures of noncash operating, investing, and financing activities:
    Assumption of capital lease obligations for property and equipment               $     --    $     93
                                                                                     ====================

See accompanying notes to condensed consolidated financial statements - unaudited

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements - Unaudited
                                 July 31, 2001

A.   Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in the 2001 Annual Report on Form 10-K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated but not necessarily indicative of future results.

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

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                 July 31, 2001


D.   Major Customer

     One customer accounted for 8% of our total revenues and 14% of services revenues during the quarter ended July 31, 2001. The related accounts receivable balance is $1.4 million at July 31, 2001.

E.   Purchase of Majority Interest in New Generation Computing

     On July 10, 1998, we purchased an 80% interest in New Generation Computing, Inc., a leading software vendor that specializes in accounting and manufacturing control software for the sewn goods industry (apparel, handbags, shoes, hats, etc.). This investment was accounted for based on the purchase accounting method with the results of operations included from the date of acquisition. In August 1999, we purchased an additional 6.6% interest and in July 2000 another 6.6% interest, bringing our ownership interest in New Generation Computing to 93% at July 31, 2001.

F.   Industry Segments

     We operate and manage our business in four segments based on software and services provided in four key product markets. First, the Enterprise Resource Planning (ERP) segment automates customers' internal financing, human resources, and manufacturing functions. Second, the Business-to-Business Collaborative Commerce (BBCC) segment provides advanced business-to-business collaborative planning and integrated logistics capabilities. Third, the Managed Services Provider (MSP) segment provides data center infrastructure, network outsourcing services, e-commerce solution hosting and monitoring, and professional services staffing. Fourth, the remaining segment (Other) is comprised of our subsidiaries that do not operate within the three segments as defined and, individually, represented less than 10% of our revenues during fiscal years 2001 and 2000. Intersegment charges are based on marketing and general administration services provided to the BBCC and MSP segments by the ERP segment. Intersegment charges are also based on managed services provided to the ERP and BBCC segments by the MSP segment.

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                 July 31, 2001

                                                                    Three Months Ended
                                                                         July 31,
                                                                2001                  2000
                                                             -----------          ------------
Revenues:
     Enterprise resource planning                                 7,459                 7,294
     Business-to-business collaborative commerce                  8,117                 6,922
     Managed service provider
          External customers                                      4,171                 3,804
          Intersegment revenues                                     579                 1,031
     Elimination of intersegment revenues                          (579)               (1,031)
     Other                                                        2,345                 4,024
                                                             -----------          ------------
                                                                 22,092                22,044

Operating earnings before intersegment
     eliminations:
     Enterprise resource planning                                   665                (2,410)
     Business-to-business collaborative commerce                    303                (1,082)
     Managed service provider                                      (958)                 (994)
     Other                                                          727                   507
                                                             -----------          ------------
                                                                    737                (3,979)

Intersegment eliminations:
     Enterprise resource planning                                  (430)                  (44)
     Business-to-business collaborative commerce                    616                   741
     Managed service provider                                      (186)                 (697)
     Other                                                            -                     -
                                                             -----------          ------------
                                                                      -                     -
Operating earnings after intersegment eliminations:
     Enterprise resource planning                                   235                (2,454)
     Business-to-business collaborative commerce                    919                  (341)
     Managed service provider                                    (1,144)               (1,691)
     Other                                                          727                   507
                                                             -----------          ------------
                                                                    737                (3,979)

Capital expenditures:
     Enterprise resource planning                                    92                   307
     Business-to-business collaborative commerce                     16                   116
     Managed service provider                                         0                   230
     Other                                                            0                     2
                                                             -----------          ------------
                                                                    108                   655

Capitalized Software:
     Enterprise resource planning                                     0                   534
     Business-to-business collaborative commerce                    929                   798
     Managed service provider                                         0                     0
     Other                                                          113                   112
                                                             -----------          ------------
                                                                  1,042                 1,444

Depreciation and amortization:
     Enterprise resource planning                                   743                 1,023
     Business-to-business collaborative commerce                  1,081                   830
     Managed service provider                                       712                   549
     Other                                                           11                   146
                                                             -----------          ------------
                                                                  2,547                 2,548
                                                               July 31,             April 30,
Identifiable assets:                                             2001                 2001
                                                             -----------          ------------
     Enterprise resource planning                                26,436                30,471
     Business-to-business collaborative commerce                 40,228                40,346
     Managed service provider                                     6,415                 7,267
     Other                                                        7,305                 3,983
                                                             -----------          ------------
                                                                 80,384                82,067

                   AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                 July 31, 2001

G.     Net Earnings (Loss) Per Common Share

       Basic earnings (loss) per common share available to common shareholders is based on the weighted-average number of Class A and B common shares outstanding, since we consider the two classes of common stock as one class for purposes of the per share computation. Diluted earnings (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

       The numerator in calculating both basic and diluted earnings (loss) per common share for each year is the same. The denominator is based on the following number of common shares:

                                                                                 Quarter ended July 31,
                                                                              --------------------------
                                                                                2001              2000
                                                                              --------          --------
                                                                                    (in thousands)
              Common Shares:
              Weighted average common shares outstanding:
                 Class A Shares                                                 18,698            18,522
                 Class B Shares                                                  4,082             4,082
                                                                              --------          --------
              Basic weighted average common shares outstanding:                 22,781            22,604
                                                                              --------          --------
              Dilutive effect of outstanding Class A common Stock
                 Options outstanding:                                                7                 -
                                                                              --------          --------
              Total                                                             22,788            22,604
                                                                              ========          ========

              Net earnings (loss):                                            $  1,109          $ (3,692)

              Net earnings (loss) per common share:
                 Basic                                                        $   0.05          $  (0.16)
                                                                              ========          ========
                 Diluted                                                      $   0.05          $  (0.16)
                                                                              --------          --------

         For the three months ended July 31, 2001 options to purchase 3,936,890 shares of common stock were excluded from the calculation of dilutive earnings per share because the options' exercise price was greater than the average market price of the common stock.

         For the three months ended July 31, 2000, total options outstanding to purchase 1,637,031 shares of common stock were excluded from the calculation of dilutive earnings per share because of the antidilutive effect on the net loss.

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

We focus our e-business solutions in five major product and services groups: (i) e-intelliprise, a fully web-based Enterprise Resource Planning (ERP) solution which includes both traditional and Flow Manufacturing capabilities; (ii) e-applications, which are e-business solutions that focus on web-enabling a specific task for e-businesses; (iii) e-collaboration, provided by Logility Voyager Solutions(TM), which is an Internet-based suite of business-to-business collaborative commerce solutions offered by Logility, Inc. ("Logility"), a subsidiary of American Software; (iv) e-services, which are comprehensive services to support traditional and e-business solutions; and (v) e-hosting, which consists of Managed Service Provider (MSP) services provided by AmQUEST, Inc. ("AmQUEST"), one of our subsidiaries. Our products are designed to bring rapid business value to customers and to support their transition into e-business and make existing e-businesses more effective. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance and IT hosting.

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months ended July 31, 2001 and 2000:

                                                             Percentage of
                                                             Total Revenues
                                                   -----------------------------------            %
                                                           Three months ended                   Change
                                                   -----------------------------------     -----------------
                                                       2001                 2000              FY02 v. FY01
                                                   -------------        ------------       -----------------
     Revenues:
        License fees                                     17%                  11%                  54%
        Services                                         57                   60                   (5)
        Maintenance                                      25                   29                  (11)
                                                   -------------        ------------       -----------------
                 Total revenues                         100                  100                  (nm)
                                                   -------------        ------------       -----------------

     Cost of revenues:
        License fees                                      6                    6                  (11)
        Services                                         42                   48                  (12)
        Maintenance                                       4                    8                  (55)
                                                   -------------        ------------       -----------------
                 Total cost of revenues                  52                   62                  (18)
                                                   -------------        ------------       -----------------

     Gross margin                                        49                   37                   31
                                                   -------------        ------------       -----------------

     Operating expenses:
        Research and development                         13                   20                  (36)
        Less: Capitalized development                    (5)                  (7)                 (28)
        Sales and marketing                              21                   26                  (20)
        General and administrative                       15                   14                    4
        Provision for doubtful accounts                   1                    1                   nm
                                                   -------------        ------------       -----------------
                 Total operating expenses                45                   54                  (18)
                                                   -------------        ------------       -----------------

                 Operating earnings (loss)                3                  (17)                 (nm)

     Interest income                                     (2)                  (1)                 (42)
     Other                                               (1)                   1                  (nm)
     Minority interest                                    1                   nm                   nm
                                                   -------------        ------------       -----------------

     Earnings (loss) before income taxes                  5                  (17)                 (nm)

     Income taxes                                        --                   --                   --
                                                   -------------        ------------       -----------------

               Net earnings (loss)                        5%                 (17)%                (nm)
                                                   =============        ============       =================

               nm - not meaningful

                   THREE MONTHS ENDED JULY 31, 2001 AND 2000
                   -----------------------------------------

REVENUES

For the quarter ended July 31, 2001 revenues totaled $22.1 million, up slightly from $22.0 million in the corresponding quarter of fiscal 2001. International revenues represented approximately 10% of total revenues in the quarter ended July 31, 2001, up from 9% the quarter ended July 31, 2000.

LICENSES

Software license fee revenues increased 54% to $3.9 million in the quarter ended July 31, 2001 from $2.5 million in the corresponding quarter a year ago. We believe the increase in license fees was due to the increased sales efforts of our recently reorganized sales and sales management teams. License fee revenues from Logility increased 37% to $2.5 million and constituted 66% of the total license fee revenues for the three month period ended July 31, 2001, compared to the same prior year period, when they were $1.9 million and comprised 74% of license fee revenues.

SERVICES

Services revenues, which consist primarily of consulting, implementation, training and managed services, were $12.6 million or 5% lower than the corresponding quarter a year ago. This decrease was primarily a result of the closing of our web design business, which was partially offset by an increase in our Managed Services business. Services revenues for Logility constituted 22% of total service revenues for the period ending July 31, 2001, and 18% of total services revenues for the periods ending July 31, 2000. Services revenues for AmQUEST constituted 38% of total service revenues for the period ending July 31, 2001, and 30% of total service revenues for the period ending July 31, 2000. Services revenues constituted 57% of total revenues for the period ending July 31, 2001, and 60% of total revenues for the period ending July 31, 2000. We expect that lower license fees in prior quarters will continue to have an adverse affect on future services revenues in the near term, which we are addressing in part by implementing certain cost-control steps.

MAINTENANCE

Maintenance revenues decreased 11% in the first quarter of fiscal year 2002 to $5.6 million from $6.3 million for the same prior year period. The decrease for the quarter is due to the slowdown in new license fees in recent periods and the non-renewal of certain customer maintenance contracts. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers. We expect that lower license fees in prior quarters will continue to have an adverse affect on future maintenance revenues in the near term, which we are addressing in part by implementing certain cost-control steps.

GROSS MARGIN

The total gross margin in the quarter ended July 31, 2001 was 49% compared to 37% a year ago. This increase is largely due to a increase in the license fees gross margin to 67% this quarter compared to 43% in the same quarter a year ago, which was due to the combination of increased license fees in the most recent quarter and the relatively fixed amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. The gross margin on services revenues increased to 27% compared to 20% in the same quarter a year ago. This was due to cost control efforts that were begun in the prior fiscal year. Maintenance gross margin increased to 85% when compared to 71% during the same period one year ago, which offset the effect of lower maintenance fees. This increase was primarily due to cost reduction efforts that were begun in the prior fiscal year.

RESEARCH AND DEVELOPMENT

Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                      Three Months Ended
                                                           ----------------------------------------
                                                            July 31,      Percent         July 31,
                                                             2001         Change           2000
                                                           ---------     --------        ----------
     Gross product development costs                         $ 2,902          (36%)         $ 4,502
             Percentage of total revenues                         13%                            20%
     Less: capitalized development                            (1,042)         (28%)          (1,444)
             Percentage of gross prods. dev. costs                36%                            32%
                                                           ---------     --------        ----------
     Product development expenses                            $ 1,860          (39%)         $ 3,058
             Percentage of total revenues                          8%                            14%

Gross product development costs decreased 36% in the quarter ended July 31, 2001, compared to the prior year. This is a result of cost containment and restructuring efforts in response to lower license fees in the prior year. Capitalized development decreased as well by 28% for the quarter ended July 31, 2001 compared to the prior year. These reductions are due to the cost containment and restructuring efforts, as well as a reduction in capitalizable projects that occurred in the prior fiscal year. The rate of capitalized development increased to 36% for the quarter ended July 31, 2001 from 32% in the prior year. This increase is due to the completion of capitalizable projects in conjunction with the cost containment efforts that occurred in the current quarter. Product development expenses, as a percentage of total revenues, decreased to 8% in this quarter compared to 14% in the prior year due to the decrease in capitalized development costs as noted above.

SALES AND MARKETING

Sales and marketing expenses decreased 20% to $4.6 million for the quarter ended July 31, 2001 compared to $5.8 million for the same period a year ago. This decrease is due primarily to the restructuring efforts that occurred in the prior fiscal year. As a percentage of total revenues, sales and marketing expenses were 21% for the quarter ended July 31, 2001 and 26% for the quarter ended July 31, 2000.

GENERAL AND ADMINISTRATIVE

General and administrative expenses remained substantially the same at $3.3 million for the quarter ended July 31, 2001 compared to $3.3 million for the same period last year. As a percentage of total revenues, general and administrative expenses were 15% for the quarter ended July 31, 2001 compared to 14% for the quarter ended July 31, 2000.

OTHER INCOME/MINORITY INTEREST

Other income is comprised predominantly of interest income, gains and losses from sales of investments and changes in the market value of investments. Other income increased to $372,000 in the quarter ended July 31, 2001 compared to $287,000 for the same period a year ago. Minority interest is based on our subsidiaries earnings (loss). Minority interest decreased to $131,000 in the quarter ended July 31, 2001 compared to $9,000 for the same period a year ago. This decrease is primarily related to Logility's earnings in the current period, compared to Logility's losses in the prior year period.

INCOME TAXES

For the quarter ended July 31, 2001, we did not record any income taxes as a result of operating losses incurred in prior periods.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the three months ended July 31, 2001 and July 31, 2000. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in "Item 1. Financial Statements" in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2001.

                                                                          Three Months Ended
                                                                               July 31,
                                                                     ---------------------------
                                                                         2001          2000
                                                                     ------------    -----------
Net cash provided by (used for) operating activities before
    Changes in operating assets and liabilities.                            3,779           (949)
Decrease in operating assets and liabilities                                 (941)        (1,256)
                                                                     ------------    -----------
Net cash provided by operating activities                                   2,838         (2,205)

Net cash used for investing activities                                       (204)        (1,933)
Net cash used for financing activities                                       (453)          (333)
                                                                     ------------    -----------
    Net increase (decrease) in cash and cash equivalents                    2,181         (4,471)
                                                                     ============    ===========

We fund our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash used for operating activities generally reflect the changes in net income and non-cash operating items, plus the effect of changes in operating assets and liabilities, especially trading securities, trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue.

Our operating activities provided cash of approximately $2.8 million in the three months ended July 31, 2001, and used cash of approximately $2.2 million in the same period last year. Operating cash flows increased for the period primarily because of the $1.1 million in earnings, the non-cash depreciation and amortization of $2.5 million, and a decrease of $1.1 million in accounts receivable. This was partially offset by a decrease in accounts payable and other accrued liabilities of $1.3 million and a decrease of $1.1 million in deferred revenue.

Cash used in investing activities was approximately $204,000 for the three months ended July 31, 2001 and cash used in investing activities was approximately $1.9 million in the same period of the prior year. The major use of cash was for capitalized software development costs of $1.0 million, and the purchase of property and equipment of $108,000. This was offset by the sale of short-term investments of $1.0 million.

Cash used in financing activities was approximately $453,000 for the three months ended July 31, 2001 and was primarily for payments of capital lease obligations of $477,000. This was offset by proceeds from exercise of stock options of $18,000, and proceeds from dividend reinvestment of $6,000. Cash used in financing activities was approximately $333,000 for the three months ended July 31, 2000 and was primarily used for payments of capital lease obligations of $420,000, offset by proceeds from exercise of stock options of $72,000, and proceeds from dividend reinvestment of $15,000.

Days Sales Outstanding in Accounts Receivable was 65 days as of July 31, 2001 compared to 76 days as of July 31, 2000. This decrease was due primarily to higher levels of revenues for the current quarter, as well as improved collection efforts.

Our current ratio was 1.7 to 1 and cash and investments totaled 40% of total assets at July 31, 2001 compared to 1.56 to 1 and cash and investments representing 36% of total assets at July 31, 2000. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the current economic environment we may need to seek additional sources of capital to meet our requirements. If such need arises, we will be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in further dilution to our shareholders and higher interest expense.

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

On December 15, 1997, Logility's Board of Directors approved a resolution authorizing the repurchase of up to 350,000 shares of their common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998. In November 1998 Logility adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of its liquidity and cash flow needs. For both plans, through September 10, 2001, Logility has purchased a cumulative total of 636,011 shares at a total cost of approximately $4.5 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 was effective for us beginning May 1, 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: (1) hedges of changes in the fair value of assets, liabilities, or firm commitments; (2) hedges of the variable cash flows of forecasted transactions; and (3) hedges of foreign currency exposures of net investments in foreign operations. We have not invested in derivative instruments or participated in hedging activities and, therefore, do not anticipate there will be a material impact on our results of operations or financial position from Statement No. 133 or No. 138.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. In October 2000, the SEC issued further guidance with respect to adoption of specific issues addressed by SAB
101. We adopted SAB 101, as amended, during our fourth quarter of fiscal year 2001. The adoption had no material impact on our licensing practices, financial position or results of operations.

In July 2001, the FASB issued Statement No. 141, "Business Combinations," which addressed financial accounting and reporting for business combinations. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. We are required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which we expect to account for using the pooling-of-interests method.

In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which addressed financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption of Statement No. 142, we will be required to discontinue the amortization of our goodwill and other intangible assets that fall under the scope of the Statement. Additionally, we will be required to test our goodwill and other intangible assets for impairment during the first year of adoption and then at least annually, or when it is deemed appropriate, thereafter. If our goodwill and intangible assets are found to be impaired during the transitional period, the resulting write-down will be reported as a change in accounting principle. Any impairment loss recorded after the transitional period will be recorded in earnings (loss) from operations. Because goodwill and certain intangible assets will not be amortized over a specific period but rather will be reviewed for impairment annually, there could be more volatility in reported earnings (loss) than under previous accounting standards due to impairment losses occurring irregularly and in varying amounts. Although we do not currently expect that the adoption of Statement 142 will have a material adverse impact on our financial condition or results of operations, we are assessing the possible effects of this Statement. We are required to adopt Statement 142 by January 31, 2002.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

In the quarter ended July 31, 2001, we generated 10% of our revenues outside the United States. International sales usually are made by our foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The effect of foreign exchange rate fluctuations on us during the quarter ended July 31, 2001 was not material.

Interest rates

We manage our interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities at July 31, 2001 was approximately $19.9 million. Interest income on our investments is carried in "Other income/(expense)."

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

          (a)  none
          (b) No report on Form 8-K was filed during the quarter ended July 31, 2001.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN SOFTWARE, INC.

DATE       September 13, 2001            /s/ James C. Edenfield
         ----------------------          ------------------------------------
                                         James C. Edenfield
                                         President, Chief Executive Officer
                                         and Treasurer

DATE       September 13, 2001            /s/ Vincent C. Klinges
         ----------------------          ------------------------------------
                                         Vincent C. Klinges
                                         Chief Financial Officer

DATE       September 13, 2001            /s/ Deirdre J. Lavender
         ----------------------          ------------------------------------
                                         Deirdre J. Lavender
                                         Controller and Accounting Officer