Form 10-Q
period 2001-10-31
AMERICAN SOFTWARE INC
filed 2001-12-14
CIK 713425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended            October 31, 2001
                              ----------------------------

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________


                         Commission File Number: 0-12456
                                                 -------


                             AMERICAN SOFTWARE, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


           Georgia                                          58-1098795
--------------------------------                            ----------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                       Identification Number)

470 East Paces Ferry Road, N.E., Atlanta, Georgia               30305
-------------------------------------------------            -----------
(Address of principal executive offices)                     (Zip Code)

                                 (404) 261-4381
                              --------------------
              (Registrant's telephone number, including area code)

                                      None
                                      ----
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No ______
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Classes                       Outstanding at December 10, 2001
------------------------------------          --------------------------------
Class A Common Stock, $.10 par value                18,703,371   Shares

Class B Common Stock, $.10 par value                 4,082,289   Shares

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                    Form 10-Q

                         Quarter ended October 31, 2001

                                      Index
                                      -----


                                                                                                               Page
                                                                                                                No.
                                                                                                               ----

Part I - Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
          -   Unaudited - October 31, 2001 and April 30, 2001                                                    3

         Condensed Consolidated Statements of Operations
          -   Unaudited - Three Months and Six Months ended October 31, 2001                                     4
              and October 31, 2000

         Condensed Consolidated Statements of Cash Flows
          -   Unaudited - Six Months ended October 31, 2001 and October 31, 2000                                 5

         Notes to Condensed Consolidated Financial Statements - Unaudited                                      6-10

     Item 2.  Management's Discussion and Analysis of Results of Operations and
                Financial Condition                                                                           11-20

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         21

Part II - Other Information                                                                                      22

                          PART I FINANCIAL INFORMATION
                          ------

Item 1.  Financial Statements

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 (in thousands except share and per share data)
                                   (Unaudited)

                                                                               October 31,   April 30,
                                                                                  2001         2001
                                                                               -----------  ----------
                                      ASSETS
Current assets:
     Cash and cash equivalents                                                   $ 21,058    $ 10,057
     Investments - current                                                         11,376      15,118
     Trade accounts receivable, less allowance for doubtful accounts of  $1,374 at October 31, 2001 and $1,656 at April 30, 2001:
                  Billed                                                            9,474      12,303
                  Unbilled                                                          3,734       3,321
     Deferred income taxes                                                          1,280       1,280
     Prepaid expenses and other current assets                                      2,179       1,579
                                                                                 --------    --------
                  Total current assets                                             49,101      43,658

Investments - noncurrent                                                              927       5,926
Property and equipment, less accumulated depreciation                              13,748      16,842
Intangible assets, less accumulated amortization                                   13,631      13,913
Other assets                                                                        1,833       1,728
                                                                                 --------    --------
                                                                                 $ 79,240    $ 82,067
                                                                                 ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                         $  1,137    $  1,587
     Accounts payable                                                               2,636       2,658
     Accrued compensation and related costs                                         2,786       3,523
     Income tax payable                                                               978       1,126
     Other current liabilities                                                      4,102       5,530
     Deferred revenue                                                              11,605      13,633
                                                                                 --------    --------
                  Total current liabilities                                        23,244      28,057

Obligations under capital leases, net of current portion                              597       1,045
Deferred income taxes                                                               1,280       1,280
                                                                                 --------    --------
                  Total liabilities                                                25,121      30,382
                                                                                 --------    --------
Minority interest in subsidiaries                                                   3,962       3,834
Shareholders' equity:
     Common stock:
          Class A, $.10 par value.  Authorized 50,000,000 shares;
               Issued 21,628,559 shares at October 31, 2001 and
               21,622,290 shares at April 30, 2001                                  2,163       2,162
          Class B, $.10 par value.  Authorized 10,000,000 shares;
               Issued and outstanding 4,082,289 shares at October 31, 2001 and
               4,082,289 shares at April 30, 2001; convertible into Class A
               shares on a one-for-one basis                                          409         409
            Additional paid-in capital                                             66,022      65,956
            Other comprehensive income                                                242         243
            Accumulated deficit                                                    (1,175)     (3,415)
            Class A treasury stock, 2,925,188 shares at October 31, 2001
               and 2,925,188 shares at April 30, 2001, respectively               (17,504)    (17,504)
                                                                                 --------    --------
                  Total shareholders' equity                                       50,157      47,851
                                                                                 --------    --------
                                                                                 $ 79,240    $ 82,067
                                                                                 ========    ========

See accompanying notes to condensed consolidated financial statements - unaudited.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 (in thousands except share and per share data)
                                   (Unaudited)

                                                            Three Months Ended                     Six Months Ended
                                                                October 31,                           October 31,
                                                          ------------------------          -------------------------
                                                            2001            2000              2001             2000
                                                          --------        --------          --------        ---------
Revenues:
  License fees                                            $  2,135        $  2,978          $  5,987        $   5,475
  Services                                                  11,714          12,492            24,342           25,770
  Maintenance                                                5,691           6,059            11,303           12,328
                                                          --------        --------          --------        ---------
    Total revenues                                          19,540          21,529            41,632           43,573
                                                          --------        --------          --------        ---------

Cost of revenues:
  License fees                                               1,047           1,459             2,310            2,880
  Services                                                   8,524          11,908            17,760           22,474
  Maintenance                                                  870           1,597             1,704            3,430
                                                          --------        --------          --------        ---------
    Total cost of revenues                                  10,441          14,964            21,774           28,784
                                                          --------        --------          --------        ---------

Gross margin                                                 9,099           6,565            19,858           14,789
                                                          --------        --------          --------        ---------

Operating expenses:
  Research and development                                   2,763           4,148             5,665            8,650
  Less:  Capitalized development                              (776)           (812)           (1,818)          (2,256)
  Sales and marketing                                        3,561           6,791             8,206           12,623
  General and administrative                                 2,933           3,028             6,255            6,110
  Provision for (recovery of) doubtful accounts                109             132               304              363
  Charge for asset impairment and restructuring               ----          10,174              ----           10,174
                                                          --------        --------          --------        ---------
    Total operating expense                                  8,590          23,461            18,612           35,664

    Operating income (loss)                                    509         (16,896)            1,246          (20,875)

  Other income, net                                            677             469             1,180              747
  Minority interest                                            (54)            513              (185)             522
                                                          --------        --------          --------        ---------
    Income (loss) before income taxes                        1,132         (15,914)            2,241          (19,606)

  Income taxes                                                 ---             ---               ---              ---
                                                          --------        --------          --------        ---------

    Net income (loss)                                     $  1,132        $(15,914)            2,241        $ (19,606)
                                                          ========        ========          ========        =========

  Basic net income (loss) per common share                $    .05        $   (.70)         $    .10        $    (.86)
                                                          ========        ========          ========        =========

  Diluted net income (loss) per common share*             $    .05        $   (.70)         $    .10        $    (.86)
                                                          ========        ========          ========        =========

  Weighted average common shares
    Outstanding:           Basic                            22,784          22,724            22,782           22,687
                                                          ========        ========          ========        =========
                           Diluted                          22,787          22,724            22,788           22,687
                                                          ========        ========          ========        =========

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

                             AMERICAN SOFTWARE, INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                               Six Months Ended
                                                                                                  October 31,
                                                                                              2001           2000
                                                                                     -------------------------------
Cash flows from operating activities:
     Net earnings (loss)                                                                   $  2,241        $ (19,606)
     Adjustments to reconcile net earnings (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                                        4,992            5,930
         Minority interest in subsidiary income/(loss)                                          185             (522)
         Allowance for doubtful accounts                                                        304              363
         Net loss (gain) on investments                                                         197             (220)
         Charge for asset impariment and restructuring - non-cash portion                         -            9,446
         Write-off of minority investment in business                                             -              300
         Change in operating assets and liabilities:
            Purchases of trading securities                                                    (761)          (1,322)
            Proceeds from trading securities                                                    527            5,638
            Proceeds from sales and maturities of investments                                   682              120
            Decrease/(increase) in Accounts receivable                                        2,112            2,354
            Decrease/(increase) in Prepaid expenses and other assets                           (684)            (532)
            (Decrease)/increase in Accounts payable and other accrued liabilities            (2,335)          (1,862)
            (Decrease)/increase in Deferred revenue                                          (2,028)          (1,768)
                                                                                     -------------------------------
     Net cash provided by (used in) operating activities                                      5,432           (1,681)
                                                                                     -------------------------------

Cash flows from investing activities:
         Capitalized software development costs                                              (1,817)          (2,256)
         Purchases of property and equipment                                                   (143)            (982)
         Purchased software costs                                                               (53)            (547)
         Purchase of majority interest in subsidiaries                                         (557)            (517)
         Minority investment and additional funding in business                                   -             (130)
         Proceeds from sale of fixed assets                                                     984                -
         Repurchase of common stock by subsidiary                                               (52)               -
         Sales of short term investments, net                                                 8,096            5,238
                                                                                     -------------------------------
     Net cash used in investing activities                                                    6,458              806
                                                                                     -------------------------------

Cash flows from financing activities:
         Payment of capital lease obligation                                                   (898)          (1,168)
         Ownership change in majority owned subsidiary                                          (20)               -
         Proceeds from exercise of stock options                                                 18              630
         Proceeds from shareholder stock purchase plan                                           11               24
                                                                                     -------------------------------
     Net cash used in financing activities                                                     (889)            (514)
                                                                                     -------------------------------

     Net increase in cash and cash equivalents                                               11,001           (1,389)

Cash and cash equivalents at beginning of year                                             $ 10,057        $  12,910
                                                                                     -------------------------------

Cash and cash equivalents at end of year                                                   $ 21,058        $  11,521
                                                                                     ===============================

Supplemental disclosures of cash paid during the year for:
     Income taxes                                                                          $      -        $       -
                                                                                     ===============================
     Interest                                                                              $     54        $     130
                                                                                     ===============================

Supplemental disclosures of noncash operating, investing, and financing activities:
     Assumption of capital lease obligations for property and equipment                    $      -        $   2,595
                                                                                     ===============================

See accompanying notes to condensed consolidated financial statements - unaudited

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements - Unaudited
                                October 31, 2001

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

         License. License revenues in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed and determinable, there is evidence of an arrangement, and vendor specific objective evidence exists to defer any revenue related to undelivered elements of the arrangement

         Maintenance. Maintenance fees are generally billed annually in advance and the resulting revenues are recognized ratably over the term of the maintenance agreement.

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

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                October 31, 2001

D.     Major Customer

       One customer accounted for 13% of the Company's total revenues and 21% of services revenues during the quarter ended October 31, 2001. The related accounts receivable balance with this customer is $1.9 million at October 31, 2001.

E.     Purchase of Majority Interest in New Generation Computing

       On July 10, 1998, the Company purchased an 80% interest in New Generation Computing, Inc., a leading software vendor that specializes in accounting and manufacturing control software for the sewn goods industry (apparel, handbags, shoes, hats, etc.). This investment was accounted for based on the purchase accounting method with the results of operations included from the date of acquisition. In August 1999, the Company purchased an additional 6.6% interest and in July 2000 another 6.6% interest. In August 2001 the remaining 6.6% interest was purchased for $557,000, bringing the ownership interest in New Generation Computing to 100% at October 31, 2001.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                October 31, 2001

F.     Net Income (Loss) Per Common Share

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

       The numerator in calculating both basic and diluted income (loss) per common share for each year is the same. The denominator is based on the following number of common shares:

                                                           Three Months ended        Six Months ended
                                                               October 31,              October 31,
                                                            2001        2000          2001       2000
                                                          --------------------     -------------------
                                                               (in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding
    Class A Shares                                           18,702     18,642       18,700     18,605
    Class B Shares                                            4,082      4,082        4,082      4,082
                                                           -------------------     -------------------
Basic weighted average common shares outstanding:            22,784     22,724       22,782     22,687
                                                           -------------------     -------------------
Dilutive effect of outstanding Class A common
    stock options                                                 3          -            6          -
                                                           -------------------     -------------------
Total                                                        22,787     22,724       22,788     22,687
                                                           ===================     ===================

Net (loss) income:                                         $  1,132   $(15,914)    $  2,241   $(19,606)

Net (loss) income per common share:

    Basic                                                  $   0.05   $  (0.70)    $   0.10   $  (0.86)
                                                           ===================     ===================
    Diluted                                                $   0.05   $  (0.70)    $   0.10   $  (0.86)
                                                           ===================     ===================

         *For the three and six months ended October 31, 2001, options to purchase 4,128,958 shares and 3,998,273 shares, respectively, of common stock were excluded from the calculation of dilutive earnings per share because the options' exercise price was greater than the average market price of the common stock. For the period ended October 31, 2001 there was a total of 4,227,208 options outstanding.

         Because of the antidilutive effect of net loss all of outstanding stock options were excluded from calculation of dilutive earnings per share. For the three and six months ended October 31, 2000. Options to purchase 1,542,356 and 1,575,633 shares of common stock for the three and six months ended October 31, 2000 would have been taken into account were it not for the antidilutive effect of the net loss. For the period ended October 31, 2000 there was a total of 3,888,933 options outstanding.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                October 31, 2001

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

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                October 31, 2001

                                                         Three Months Ended    Six Months Ended
                                                             October 31,         October 31,
                                                           2001       2000      2001       2000
                                                         -------------------   -------------------
Revenues:
    Enterprise resource planning                           6,617      6,557     11,843     13,852
    Business-to-business collaborative commerce            6,902      6,612     15,019     13,533
    Managed service provider
         External customers                                3,415      4,514      8,285      8,318
         Intersegment revenues                               540      1,084     (1,119)     2,116
    Elimination of intersegment revenues                    (540)    (1,084)     1,119     (2,116)
    Other                                                  2,606      3,846      6,485      7,870
                                                         -------    -------    -------    -------
                                                          19,540     21,529     41,632     43,573

Operating income before intersegment eliminations:
    Enterprise resource planning                             679    (12,394)     1,331    (14,793)
    Business-to-business collaborative commerce               76     (2,853)       380     (3,935)
    Managed service provider                                (149)    (1,366)    (1,107)    (2,360)
    Other                                                    (97)      (284)       642        213
                                                         -------    -------    -------    -------
                                                             509    (16,896)     1,246    (20,875)

Intersegment eliminations:
    Enterprise resource planning                            (354)       (18)      (783)       313
    Business-to-business collaborative commerce              559        753      1,174      1,104
    Managed service provider                                (205)      (735)      (391)    (1,417)
    Other                                                      0          0          0          0
                                                         -------    -------    -------    -------
                                                               0          0          0          0

Operating income after intersegment eliminations:
    Enterprise resource planning                             325    (12,412)       548    (14,480)
    Business-to-business collaborative commerce              635     (2,100)     1,554     (2,831)
    Managed service provider                                (354)    (2,101)    (1,498)    (3,777)
    Other                                                    (97)      (284)       642        213
                                                         -------    -------    -------    -------
                                                             509    (16,896)     1,246    (20,875)

Capital expenditures:
    Enterprise resource planning                               4         18         95        116
    Business-to-business collaborative commerce               25        204         42        219
    Managed service provider                                   5        104          5        642
    Other                                                      1          1          1          5
                                                         -------    -------    -------    -------
                                                              35        327        143        982


Capitalized Software:
    Enterprise resource planning                               0          0          0        532
    Business-to-business collaborative commerce              706        700      1,635      1,498
    Managed service provider                                   0          0          0          0
    Other                                                     70        112        182        226
                                                         -------    -------    -------    -------
                                                             776        812      1,817      2,256

Depreciation and amortization:
    Enterprise resource planning                             522      1,514      1,264      2,457
    Business-to-business collaborative commerce            1,191        926      2,272      1,778
    Managed service provider                                 612        783      1,324      1,334
    Other                                                    121        150        132        361
                                                         -------    -------    -------    -------
                                                           2,446      3,373      4,992      5,930


                                                                             October 31,  April 30,
Identifiable assets:                                                            2001        2001
                                                                             -----------  ---------
    Enterprise resource planning                                                27,367     30,471
    Business-to-business collaborative commerce                                 40,158     40,346
    Managed service provider                                                     5,500      7,267
    Other                                                                        6,215      3,983
                                                                               -------    -------
                                                                                79,240     82,067

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

We focus our e-business solutions in five major product and services groups: (i) e-intelliprise, a fully web-based Enterprise Resource Planning (ERP) solution which includes both traditional and Flow Manufacturing capabilities; (ii) e-applications, which are e-business solutions that focus on web-enabling a specific task for e-businesses; (iii) e-collaboration, provided by Logility Voyager Solutions(TM) ,which is an Internet-based suite of business-to-business collaborative commerce solutions, offered by Logility, Inc. ("Logility"), a subsidiary of American Software; (iv) e-services, which are comprehensive services to support traditional and e-business solutions; and (v) e-hosting, which consists of Managed Service Provider (MSP) services provided by AmQUEST, Inc. ("AmQUEST"), a subsidiary of the Company. Our products are designed to bring rapid business value to customers and to support their transition into e-business and make existing e-businesses more effective. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance and IT hosting.

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months and the six months ended October 31, 2001 (Fiscal 2002) and 2000 (Fiscal
2001):

                                                   Percentage of                                 Percentage of
                                                  Total Revenues                %                Total Revenues               %
                                             --------------------------                     ------------------------
                                                Three months ended           Change            Six months ended            Change
                                             --------------------------    -----------      ------------------------    ------------
                                                 2001            2000        02 v. 01           2001           2000        02 v. 01
                                             -----------    -----------    -----------      ----------     ---------    ------------
Revenues:
   License fees                                    11%            14%           (29%)            14%           13%            9%
   Services                                        60             58             (6)             59            59            (6)
   Maintenance                                     29             28             (6)             27            28            (8)
                                             -----------    -----------    -----------      ----------     ---------    ------------
            Total revenues                        100            100             (9)            100           100            (4)
                                             -----------    -----------    -----------      ----------     ---------    ------------

Cost of revenues:
   License fees                                     5              7            (28)              6             7           (20)
   Services                                        44             55            (28)             43            51           (21)
   Maintenance                                      4              8            (46)              4             8           (50)
                                             -----------    -----------    -----------      ----------     ---------    ------------
            Total cost of revenues                 53             70            (30)             53            66           (24)
                                             -----------    -----------    -----------      ----------     ---------    ------------

Gross margin                                       47             30             39              47            34            34
                                             -----------    -----------    -----------      ----------     ---------    ------------

Operating expenses:
   Research and development                        14             19            (33%)            14            20           (35%)
   Less: Capitalized development                   (4)            (4)             4              (4)           (5)           19
   Sales and marketing                             18             32            (48)             20            29           (35)
   General and administrative                      16             15             (4)             16            15             1
   Charge for asset impairment and                 --             47             nm              --            23            nm
   restructuring
                                             -----------    -----------    -----------      ----------     ---------    ------------
            Total operating expenses               44            109            (63)             46            82           (48)
                                             -----------    -----------    -----------      ----------     ---------    ------------

            Operating income (loss)                 3            (78)            nm               3           (48)           nm
Other income, net                                  (3)            (2)            44              (3)           (2)           58
Minority interest                                  nm             (2)            nm              nm            (1)           nm
                                             -----------    -----------    -----------      ----------     ---------    ------------

Income (loss) before income
           taxes                                    6            (74)            nm               5           (45)           nm

Income taxes                                       --             --             --              --            --            nm
                                             -----------    -----------    -----------      ----------     ---------    ------------

          Net income (loss)                         6            (74)            nm               5           (45)           nm
                                             ===========    ===========    ===========      ==========     =========    ============

          nm - not meaningful

THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
--------------------------------------------

REVENUES

For the quarter ended October 31, 2001 revenues totaled $19.5 million, down 9% from $21.5 million in the corresponding quarter of fiscal 2001. This decrease was primarily due to a decrease in license fee and service revenues. International revenues represented approximately 8% of total revenues in the quarter ended October 31, 2001 down from 9% the same quarter ended October 31, 2000.

LICENSES. Software license fee revenues decreased 29% to $2.1 million in the quarter ended October 31, 2001 from $3.0 million in the corresponding quarter a year ago. This decrease is primarily due to a slow down in general economic activities resulting in a decrease in new license sales. License fee revenues from Logility decreased 25% to $1.7 million and constituted 80% of the total license fee revenues for the three month period ended October 31, 2001, compared to the same prior year period when they were $2.3 million and comprised 76% of license fee revenues.

SERVICES. Services revenues, which consist primarily of consulting, implementation, training and managed services, were $11.7 million or 6% lower than the corresponding quarter a year ago. Services revenues for Logility constituted 20% of total service revenues for the period ended October 31, 2001, and 15% of total services revenues for the period ended October 31, 2000. Service revenues for AmQUEST constituted 35% of total services revenues for the quarter ended October 31, 2001 and constituted 33% of total services revenues for the quarter ended October 31, 2000. Services revenues constituted 60% of total revenues for the period ended October 31, 2001, and 58% of total revenues for the period ended October 31, 2000. We expect that lower license fees in prior quarters will continue to have an adverse affect on future services revenues in the near term, which we are addressing in part by continuing cost-control efforts begun in earlier periods.

MAINTENANCE. Maintenance revenues decreased 6% in the second quarter of fiscal year 2002 to $5.7 million from $6.1 million for the same prior year period. The decrease for the quarter is due to the slowdown in new license fees in the prior periods and the ending of certain customer maintenance contracts. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers. The lower license fees in prior quarters will continue to have an effect on future maintenance revenues in the near term, which we are addressing in part by implementing certain cost-control steps.

GROSS MARGIN

The total gross margin in the quarter ended October 31, 2001 was 47% compared to 30% a year ago. This increase was largely due to the increase in the gross margin on services revenues to 27% compared to 5% the same quarter a year ago. This was attributable to cost control efforts that were begun in the prior fiscal year. Maintenance gross margin increased to 85% when compared to 74% during the same period one year ago. This increase was primarily due to the cost management efforts that began in the prior fiscal year. The license fees gross margin remained at 51% this quarter, the same as the prior fiscal year quarter.

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                                 Three Months Ended
                                                                      -----------------------------------------
                                                                      Oct. 31,       Percent         Oct. 31,
                                                                        2001          Change           2000
                                                                      ----------    -----------     -----------
                Gross product development costs                         $ 2,763        (33%)          $ 4,148
                     Percentage of total revenues                            14%                           19%
                Less:  capitalized development                             (776)        (4%)             (812)
                     Percentage of gross prod. dev. costs                    28%                           20%
                                                                      ----------    -----------     -----------
                Product development expenses                            $ 1,987        (40%)          $ 3,336
                     Percentage of total revenues                            10%                           15%

Gross product development costs decreased 33% in the quarter ended October 31, 2001 compared to the prior year. This is a result of cost containment and restructuring efforts in response to lower license fees as well as the reallocation of some R&D resources to services and support. Capitalized development decreased by 4% for the quarter ended October 31, 2001 compared to the prior year, while the rate of capitalized development increased to 28% from 20% for the quarter ended October 31, 2001 compared to the prior year. This decrease is due to the cost containment efforts, as well as completion of capitalizable projects. Product development expenses, as a percentage of total revenues, decreased to 10% in this quarter compared to 15% in the prior year due to decrease in capitalized development costs as noted above.

SALES & MARKETING. Sales & marketing expenses decreased 48% to $3.6 million for the quarter ended October 31, 2001 compared to $6.8 million for the same period a year ago. This decrease is due primarily to the restructuring efforts that occurred in the prior fiscal year. As a percentage of total revenues, sales and marketing expenses were 18% for the quarter ended October 31, 2001 compared to 32% for the quarter ended October 31, 2000.

GENERAL & ADMINISTRATIVE. General & administrative expenses decreased 4% to $3.0 million for the quarter ended October 31, 2001 compared to $3.2 million for the same period last year. As a percentage of total revenues, general and administrative expenses were 16% for the quarter ended October 31, 2001 compared to 15% for the quarter ended October 31, 2000.

OTHER INCOME/MINORITY INTEREST. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments and minority interest in subsidiary's earnings
(loss). Other income increased to $677,000 in the quarter ended October 31, 2001 compared to $469,000 for the same period a year ago. This increase is due to the sale of real property with a net gain of $682,000. This was offset by a loss from sale of investments of $5,000. Minority interest is based on our subsidiaries' earnings (loss). Minority interest decreased to a charge of $54,000 in the quarter ended October 31, 2001 compared to a minority interest benefit of $513,000 in the same prior year period. This decrease is primarily related to the purchase of the remaining shares of New Generation Computing and Logility's earnings in the current period, compared to Logility's losses in the prior year.

INCOME TAXES. For the quarter ended October 31, 2001, we did not record any income taxes as a result of our cumulative net operating losses incurred in prior periods.

SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000
------------------------------------------

REVENUES

Revenues for the six months ended October 31, 2001 totaled $41.6 million, down 4% from $43.6 million in the prior year period. International revenues represented approximately 9% for the six months ended October 31, 2001, which is the same as the six months ended October 31, 2000.

LICENSES. For the six months ended October 31, 2001, license fee revenues increased 9% from a year ago. This increase is primarily the result of the increased effectiveness of our recently reorganized sales and sales management teams. License fee revenues from Logility increased 3% to $4.3 million and constituted 71% of the total license fee revenues for the six month period, compared to the same prior year period when they were $4.1 million and constituted 75% of the total license fee revenues.

SERVICES. Services revenues were $24.3 million or 6% lower than the corresponding six month period. This decrease was primarily a result of a reduction in new consulting and implementation projects due to lower prior period ERP sales. Services revenues for Logility constituted 19% of total services revenue for the six months ended October 31, 2001 and 17% of total services revenue for the six months ended October 31, 2000. Services revenue for AmQuest constituted 34% of total services revenues for the six months ended October 31, 2001 and constituted 32% of total services revenue for the six months ended October 31, 2000. Services revenues constituted 59% of total revenues for the six-month period ended October 31, 2001 and 59% for the six months ended October 31, 2000.

MAINTENANCE. For the six months ended October 31, 2001, maintenance revenues decreased 8%, to $11.3 million compared to $12.3 million in the prior year period. The decrease for the year-to-date is due to the slowdown in ERP license fees in the prior periods as well as lower renewals from ERP customers. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers.

GROSS MARGIN:

For the six months ended October 31, 2001, the gross margin was 47% compared to 34% for the same period a year ago. This increase was largely due to an increase in the license fees gross margin to 61% compared to 47% in the prior six month period which was due to the combination of increased total license fees in the most recent six month period and the relatively fixed amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. The gross margin on services revenues increased to 27% compared to 13% in the same period a year ago. This is because of the cost control efforts that were begun in the prior fiscal year. Maintenance gross margin increased to 85% when compared to 72% during the same period one year ago. This increase was primarily due to the increased maintenance revenues of Logility and the cost management efforts that were begun in the prior fiscal year.

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                             Six Months Ended
                                                               ------------------------------------------
                                                                 Oct. 31,         Percent        Oct. 31,
                                                                  2001            Change           2000
                                                               ----------       ---------       ---------
          Gross product development costs                        $ 5,665           (35%)         $ 8,650
                Percentage of total revenues                          14%                             20%
          Less: capitalized development                           (1,818)          (19%)          (2,256)
                Percentage of gross prod. dev. Costs                  32%                             26%
                                                               -----------      ---------       ---------
          Product development expenses                           $ 3,847           (40%)         $ 6,394
                Percentage of total revenues                           9%                             15%

Gross product development costs decreased 35% for the six months ended October 31, 2001 primarily as a result of cost reduction efforts in response to the lower license fees and the reallocation of some R&D resources to services and support. Capitalized development decreased 19% for the six months ended October 31, 2001, while the rate of capitalized development increased to 32% from 26% for the six months ended October 31, 2001 due to the cost reduction efforts, as well as the reduction in capitalized projects. Product development expenses, as a percentage of total revenues, decreased to 9% from 15% for the six months ended October 31, 2001 primarily as a result of the decrease in total revenues and the reduction in capitalized development costs as noted above.

SALES & MARKETING. Sales & marketing expenses decreased 35% to $8.2 million for the six months ended October 31, 2001. As a percentage of total revenues, sales and marketing expenses were 20% for the six months ended October 31, 2001 when compared to 29% for the comparable period last year. This decrease is due to restructuring efforts that occurred in the prior fiscal year.

GENERAL & ADMINISTRATIVE. General & administrative expenses increased 1% to $6.6 million for six months ended October 31, 2001 compared to $6.5 million for the same prior year period. This increase was due to the increase in premiums related to corporate liability insurance.

OTHER INCOME/MINORITY INTEREST. Other income is comprised predominantly of interest income, gains and losses from sales of investments, changes in the market value of investments, and minority interest in subsidiary's earnings
(loss). For the six month period ended October 31, 2001, Other Income increased 58% to $1.2 million from $747,000 for the comparable six month period last year. This increase is primarily related to the sale of real property, which resulted in a net gain of $682,000, which was partially offset by a decrease in the market value of investments in the amount of $228,000. Minority interest resulted in a charge of $185,000 as of October 31, 2001, compared to a minority interest benefit of $522,000 in the same prior year period. The charge is a result of the purchase of the remaining shares of New Generation and Logility's profit in the current six month period, compared to Logility's losses in the prior year six month period.

INCOME TAXES. For the six months ended October 31, 2001, we did not record any income taxes as a result of our cumulative net operating losses incurred in prior periods.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the three months ended October 31, 2001 and October 31, 2000. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in "Item 1. Financial Statements" in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2001.

                                                                                        Six Months Ended
                                                                                           October 31,
                                                                                  ------------------------------
                                                                                    2001                  2000
                                                                                  --------              --------
Net cash provided by (used for) operating activities before
    changes in operating assets and liabilities                                      7,919                (4,309)
(Increase) decrease in operating assets and liabilities                             (2,487)                2,628
                                                                                  --------              --------
Net cash provided by (used in) operating activities                                  5,432                (1,681)

Net cash provided by investing activities                                            6,458                   806
Net cash used for financing activities                                                (889)                 (514)
                                                                                  --------              --------
    Net increase (decrease) in cash and cash equivalents                            11,001                (1,389)
                                                                                  ========              ========

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

Our operating activities provided cash of approximately $5.4 million in the six months ended October 31, 2001, and used cash of approximately $1.7 million in the same period last year. Operating cash flows increased for the period primarily because of the $2.2 million in earnings, the non-cash depreciation and amortization of $5.0 million, and a decrease of $2.1 million in accounts receivable. This was partially offset by a decrease in accounts payable and other accrued liabilities of $2.3 million and a decrease of $2.0 million in deferred revenue.

Cash provided by investing activities was approximately $6.5 million for the six months ended October 31, 2001 and cash provided by investing activities was approximately $806,000 in the same period of the prior year. Investing cash flows increased for the period primarily because of the sale of short-term investments of $8.1 million and the sale of real property of 1.0 million. This was offset by the use of cash for capitalized software development costs of $1.8 million, the purchase of New Generation Computing in the amount of $557,000 and the purchase of property and equipment of $143,000.

Cash used in financing activities was approximately $889,000 for the six months ended October 31, 2001 and was primarily for payments of capital lease obligations of $898,000. This was partially offset by proceeds from exercise of stock options of $18,000. Cash used in financing activities was approximately $514,000 for the six months ended October 31, 2000 and was primarily used for payments of capital lease obligations of $1.2 million, offset by proceeds from exercise of stock options of $630,000, and proceeds from shareholder stock purchase plan of $24,000.

Days Sales Outstanding in accounts receivable was 67 days as of October 31, 2001, compared to 74 days as of October 31, 2000. This decrease was due primarily to lower levels of revenues for the current quarter, as well as improved collection efforts.

Our current ratio was 2.1 to 1 and cash and investments totaled 42% of total assets at October 31, 2001 compared to 1.5 to 1 and cash and investments representing 38% of total assets at October 31, 2000. Our principal sources of liquidity are our cash and investments, which totaled approximately $33.4 million at October 31, 2001. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the current economic environment we may need to seek additional sources of capital to meet our requirements. If such need arises, we will be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in further dilution to our shareholders and higher interest expense.

On December 18, 1997, the Company's Board of Directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company's Class A common stock. On March 11, 1999, the Company's Board of Directors approved a resolution authorizing the Company to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of the Company's Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of the Company's common stock and management's assessment of the Company's liquidity and cash flow needs. Since the adoption of these resolutions, the Company has repurchased approximately 1.6 million shares of common stock at a cost of approximately $5.6 million as of October 31, 2001.

On December 15, 1997, Logility's Board of Directors approved a resolution authorizing the repurchase of up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998. In November 1998 Logility adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of its liquidity and cash flow needs. For both plans, through December 13, 2001, Logility has purchased a cumulative total of 638,739 shares at a total cost of approximately $4.5 million

-------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 will be effective for the Company beginning May 1, 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: (1) hedges of changes in the fair value of assets, liabilities, or firm commitments; (2) hedges of the variable cash flows of forecasted transactions; and (3) hedges of foreign currency exposures of net investments in foreign operations. The Company has not invested in derivative instruments or participated in hedging activities and, therefore, does not anticipate there will be a material impact on its results of operations or financial position from Statements No. 133 or No. 138.

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

In July 2001, the FASB issued Statement No. 141, "Business Combinations," which addressed financial accounting and reporting for business combinations. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. We are required to adopt the provisions of Statement 141 immediately.

In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which addressed financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption of Statement No. 142, we will be required to discontinue the amortization of our goodwill and other intangible assets that fall under the scope of the Statement. Additionally, we will be required to test our goodwill and other intangible assets for impairment during the first year of adoption and then at least annually, or when it is deemed appropriate, thereafter. If our goodwill and intangible assets are found to be impaired during the transitional period, the resulting write-down will be reported as a change in accounting principle. Any impairment loss recorded after the transitional period will be recorded in earnings (loss) from operations. Because goodwill and certain intangible assets will not be amortized over a specific period but rather will be reviewed for impairment annually, there could be more volatility in reported earnings (loss) than under previous accounting standards due to impairment losses occurring irregularly and in varying amounts. Although we do not currently expect that the adoption of Statement 142 will have a material adverse impact on our financial condition or results of operations, we are assessing the possible effects of this Statement. We are required to adopt Statement 142 in the first quarter of our 2003 fiscal year.

In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

In August 2001, the FASB issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligation of leases. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate the adoption of SFAS No. 143 to have a material effect on its financial condition or results of operations.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending April 30, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In the quarter ended October 31, 2001, the Company generated 8% of its revenues outside the United States. International sales usually are made by the Company's foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The effect of foreign exchange rate fluctuations on the Company during the quarter ended October 31, 2001 was not material.

Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by the Company's Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities at October 31, 2001 was approximately $21.9 million. Interest income on the Company's investments is carried in "Other income/(expense)."

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
------        -----------------

              The Company is not party to any material legal proceedings

Item 2.       Changes in Securities and Use of Proceeds
------        -----------------------------------------

              Not applicable.

Item 3.       Defaults Upon Senior Securities
------        -------------------------------

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
------        ---------------------------------------------------

        (a) The Company held its 2001 Annual Meeting of Shareholders on August 22, 2001.

        (b)   The following directors were elected at the meeting:

          James C. Edenfield, J. Michael Edenfield, David H. Gambrell, Dennis Hogue, Dr. John J. Jarvis, Dr. Thomas L. Newberry, Thomas L. Newberry, V and Thomas R. Williams.

        (c) At the Company's 2001 Annual Meeting of Shareholders, the only Shareholder vote taken was with respect to the election of directors. The results of that election are below. There was no opposition to the nominees.

          Dennis Hogue: Votes "For:" 15,029,362; Withholding Authority to Vote "For:" 840,671;

          John J. Jarvis: Votes "For:" 15,027,422; Withholding Authority to Vote "For:" 842,611;

          Thomas R. Williams: Votes "For:" 15,031,384; Withholding Authority to Vote "For:" 838,649;

          James C. Edenfield: Votes "For:" 4,082,289; Votes "Against:" 0;

          J. Michael Edenfield: Votes "For:" 4,082,289; Votes "Against:" 0;

          David H. Gambrell: Votes "For:" 4,082,289; Votes "Against:" 0;

          Dr. Thomas L. Newberry: Votes "For:" 4,082,289; Votes "Against:" 0;
          and

          Thomas L. Newberry, V: Votes "For:" 4,082,289; Votes "Against:" 0.

        (d)   Not applicable.

Item 5.       Other Information
------        -----------------

              None.

Item 6.       Exhibits and Reports on Form 8-K
------        --------------------------------

              (a) Exhibits: None

              (b) No report on Form 8-K was filed during the quarter ended
                  October 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICAN SOFTWARE, INC.

DATE      December 13, 2001               /s/ James C. Edenfield
        --------------------------        -------------------------------------
                                          James C. Edenfield
                                          President, Chief Executive Officer
                                          and Treasurer

DATE     December 13, 2001                /s/ Vincent C. Klinges
        ---------------------------       -------------------------------------
                                          Vincent C. Klinges
                                          Chief Financial Officer

DATE     December 13, 2001                /s/ Deirdre J. Lavender
        ---------------------------       -------------------------------------
                                          Deirdre J. Lavender
                                          Controller and Accounting Officer