Form 10-Q
period 2002-01-31
AMERICAN SOFTWARE INC
filed 2002-03-14
CIK 713425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                     January 31, 2002
                              -------------------------------------

                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________ to_____________________


Commission File Number:0-12456
                       -------

                           AMERICAN SOFTWARE, INC.
------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Georgia                                                58-1098795
----------------------------------------    ------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia                    30305
-------------------------------------------------                   ------
(Address of principal executive offices)                            (Zip Code)

                                 (404) 261-4381
                          ---------------------
              (Registrant's telephone number, including area code)

                                     None
                                  ---------
          (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X                         No ______
                                      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Classes                                  Outstanding at March 12, 2002
-----------------------------                      -----------------------------
Class A Common Stock, $.10 par value                       18,685,382   Shares

Class B Common Stock, $.10 par value                        4,082,289   Shares

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

                                    Form 10-Q

                         Quarter ended January 31, 2002

                                      Index
                                      -----

                                                                            Page
                                                                             No.
                                                                             ---
Part I - Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         -    Unaudited - January 31, 2002 and April 30, 2001                  3

         Condensed Consolidated Statements of Operations
         -    Unaudited - Three Months and Nine Months ended
              January 31, 2002 and 2001                                        4

         Condensed Consolidated Statements of Cash Flows
         -    Unaudited - Nine Months ended January 31, 2002
              and January 31, 2001                                             5

         Notes to Condensed Consolidated Financial Statements -
              Unaudited                                                     6-13

     Item 2.  Management's Discussion and Analysis of Results of
              Operations and Financial Condition                           14-24

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      25

Part II - Other Information                                                   26

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 (In thousands except share and per share data)
                                   (Unaudited)

                                                                                  January 31,        April 30,
                                                                                    2002                2001
                                                                                  -----------        ---------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                     $ 21,140          $ 10,057
     Investments - current                                                           13,362            15,118
     Trade accounts receivable, less allowance for doubtful accounts of  $788 at January 31, 2002 and $1,656 at April 30, 2001:
                  Billed                                                              9,919            12,303
                  Unbilled                                                            2,702             3,321
     Deferred income taxes                                                            1,280             1,280
     Prepaid expenses and other current assets                                        1,828             1,579
                                                                                   --------          --------
                  Total current assets                                               50,231            43,658

Investments - noncurrent                                                                831             5,926
Property and equipment, less accumulated depreciation                                12,920            16,842
Intangible assets, less accumulated amortization                                     12,975            13,913
Other assets                                                                          1,790             1,728
                                                                                   --------          --------
                                                                                   $ 78,747          $ 82,067
                                                                                   ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                           $  1,027          $  1,587
     Accounts payable                                                                 1,685             2,658
     Accrued compensation and related costs                                           2,520             3,523
     Income tax payable                                                                 834             1,126
     Other current liabilities                                                        4,782             5,530
     Deferred revenue                                                                10,905            13,633
                                                                                   --------          --------
                  Total current liabilities                                          21,753            28,057

Obligations under capital leases, net of current portion                                374             1,045
Deferred income taxes                                                                 1,280             1,280
                                                                                   --------          --------
                  Total liabilities                                                  23,407            30,382
                                                                                   --------          --------
Minority interest in subsidiaries                                                     4,039             3,834
Shareholders' equity:
     Common stock:
          Class A, $.10 par value.  Authorized 50,000,000 shares;
               Issued 21,630,570 shares at January 31, 2002 and
               21,622,290 shares at April 30, 2001                                    2,163             2,162
          Class B, $.10 par value.  Authorized 10,000,000 shares;
               Issued and outstanding 4,082,289 shares at January 31, 2002 and
               April 30, 2001; convertible into Class A shares on a one-for-one
               basis                                                                    409               409
            Additional paid-in capital                                               66,041            65,956
            Accumulated other comprehensive income                                      242               243
            Accumulated deficit                                                         (50)           (3,415)
            Class A treasury stock, 2,925,188 shares at January 31, 2002
               and April 30, 2001                                                   (17,504)          (17,504)
                                                                                   --------          --------
                  Total shareholders' equity                                         51,301            47,851
                                                                                   --------          --------
                                                                                   $ 78,747          $ 82,067
                                                                                   ========          ========

See accompanying notes to condensed consolidated financial statements-unaudited.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 (In thousands except share and per share data)
                                  (Unaudited)

                                                                    Three Months Ended              Nine Months Ended
                                                                         January 31,                   January 31,
                                                                ----------------------------   ----------------------------
                                                                     2002          2001            2002           2001
                                                                -------------  -------------   -------------  -------------
Revenues:
     License fees                                               $      2,242   $      3,356    $      8,229   $      8,831
     Services                                                          7,541          8,071          23,598         25,523
     Maintenance                                                       5,210          5,763          16,513         18,092
                                                                -------------  -------------   -------------  -------------
     Total revenues                                                   14,993         17,190          48,340         52,446
                                                                -------------  -------------   -------------  -------------

Cost of revenues:
     License fees                                                      1,108          1,653           3,419          4,533
     Services                                                          4,189          5,357          13,538         17,317
     Maintenance                                                       1,090            963           2,793          4,395
                                                                -------------  -------------   -------------  -------------
     Total cost of revenues                                            6,387          7,973          19,750         26,245
                                                                -------------  -------------   -------------  -------------
Gross Margin                                                           8,606          9,217          28,590         26,201
                                                                -------------  -------------   -------------  -------------
Operating expenses:
     Research and development costs                                    2,372          3,516           8,037         11,881
     Less: Capitalizable software                                       (644)          (619)         (2,462)        (2,875)
     Marketing and sales expense                                       2,804          4,460           9,891         15,920
     General and administrative expenses                               2,846          3,754           8,834          9,711
     Provision for (recovery of) doubtful accounts                       124            846             427          1,208
     Charge for asset impairment and
     restructuring                                                         0            242               0         10,416
                                                                -------------  -------------   -------------  -------------
          Total operating expense                                      7,502         12,199          24,727         46,261
                                                                -------------  -------------   -------------  -------------

                                                                -------------  -------------   -------------  -------------
Operating income (loss)                                                1,104         (2,982)          3,863        (20,060)

Other income                                                             358            861           1,628          1,694
Loss on investments                                                        0         (1,110)              0         (1,110)
Minority interest                                                        (88)           487            (273)         1,009
Income (loss) from continuing operations before
                                                                -------------  -------------   -------------  -------------
     income taxes                                                      1,374         (2,744)          5,218        (18,467)
                                                                -------------  -------------   -------------  -------------

Income tax benefit                                                         0          2,418               0          2,418
                                                                -------------  -------------   -------------  -------------
Income (loss) from continuing operations                               1,374           (326)          5,218        (16,049)

Discontinued Operations:
     Loss from operations of discontinued subsidiary                    (249)        (2,866)         (1,851)        (6,749)
                                                                -------------  -------------   -------------  -------------
Net income (loss)                                                      1,125         (3,192)          3,367        (22,798)
                                                                =============  =============   =============  =============

Basic net income (loss) per common share from
     continuing operations                                      $       0.06   $      (0.01)   $       0.23   $      (0.71)
                                                                -------------  -------------   -------------  -------------
Diluted net income (loss) per common share from
     continuing operations *                                    $       0.06   $      (0.01)   $       0.23   $      (0.71)
                                                                -------------  -------------   -------------  -------------
Basic net income (loss) per common share from
     discontinued operations                                    $      (0.01)  $      (0.13)   $      (0.08)  $      (0.30)
                                                                -------------  -------------   -------------  -------------
Diluted net income (loss) per common share from
     discontinued operations *                                  $      (0.01)  $      (0.13)   $      (0.08)  $      (0.30)
                                                                -------------  -------------   -------------  -------------
Basic net income (loss) per common share                        $       0.05   $      (0.14)   $       0.15   $      (1.00)
                                                                =============  =============   =============  =============
Diluted net income (loss) per common share*                     $       0.05   $      (0.14)   $       0.15   $      (1.00)
                                                                =============  =============   =============  =============

Weighted average common shares outstanding:
                                                           Basic      22,787         22,771          22,784         22,715
                                                                =============  =============   =============  =============
                                                         Diluted      22,918         22,771          22,799         22,715
                                                                =============  =============   =============  =============

*Diluted weighted average common shares outstanding are not included in the quarter ended and nine months ended January 31, 2001 calculations due to the anti-dilution of the net loss per share.

See accompanying notes to condensed consolidated financial statements - unaudited.

                             AMERICAN SOFTWARE, INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                            Nine Months Ended
                                                                                               January 31,
                                                                                             2002        2001
                                                                                          ----------------------
Cash flows from operating activities:
  Net income (loss)                                                                        $  3,367    $(22,798)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                            7,268       9,028
     Loss from discontinued operations                                                        1,851       6,749
     Minority interest in subsidiary income/(loss)                                              273      (1,009)
     Allowance for doubtful accounts                                                            427       1,208
     Income tax benefit - non-cash portion                                                        0      (1,713)
     Net loss (gain) on investments                                                             (27)       (142)
     Charge for asset impairment and restructuring - non-cash portion                             0       9,712
     Write-off of minority investment in business                                                 0       1,110
     Change in operating assets and liabilities:
        Purchases of trading securities                                                      (1,375)     (1,491)
        Proceeds from trading securities                                                        668       5,696
        Proceeds from sales and maturities of investments                                     2,667         273
        Decrease/(increase) in accounts receivable                                            2,576       4,015
        Decrease/(increase) in prepaid expenses and other assets                               (311)       (241)
        (Decrease)/increase in accounts payable and other accrued liabilities                (3,016)     (4,053)
        (Decrease)/increase in deferred revenue                                              (2,728)     (2,133)
                                                                                          ----------   ---------
  Net cash provided by continuing operations                                                 11,640       4,211
  Loss from discontinued operations                                                          (1,851)     (6,749)
                                                                                          ----------   ---------
  Net cash provided by (used in) operating activities                                         9,789      (2,538)
                                                                                          ----------   ---------

Cash flows from investing activities:
     Capitialized software development costs                                                 (2,462)     (2,875)
     Purchases of property and equipment                                                       (163)     (1,267)
     Purchased software costs                                                                  (130)       (616)
     Purchase of majority interest in subsidiaries                                             (557)       (517)
     Proceeds from sale of fixed assets                                                         984           0
     Repurchase of common stock by subsidiary                                                   (79)       (105)
     Sales of short term investments, net                                                     4,919       5,500
                                                                                          ----------   ---------
  Net cash used in investing activities                                                       2,512         120
                                                                                          ----------   ---------

Cash flows from financing activities:
     Payment of capital lease obligation                                                     (1,231)     (1,721)
     Ownership change in majority owned subsidiary                                              (21)          0
     Proceeds from exercise of stock options                                                     18         382
     Proceeds from dividend reinvestment plan                                                    16          35
                                                                                          ----------   ---------
  Net cash used in financing activities                                                      (1,218)     (1,304)
                                                                                          ----------   ---------

  Net increase (decrease) in cash and cash equivalents                                       11,083      (3,722)

Cash and cash equivalents at beginning of year                                             $ 10,057    $ 12,910
                                                                                          ----------   ---------

Cash and cash equivalents at end of year                                                   $ 21,140    $  9,188
                                                                                          ==========   =========

Supplemental disclosures of cash paid during the year for:                                ==========   =========
  Interest                                                                                 $    140    $    130
                                                                                          ==========   =========

Supplemental disclosures of noncash operating, investing, and financing activities:
  Assumption of capital lease obligations for property and equipment                       $      -    $  2,537
                                                                                          ==========   =========


See accompanying notes to condensed consolidated financial statements - unaudited

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements - Unaudited
                                January 31, 2002

A.     Basis of Presentation

       The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be used in conjunction with the consolidated financial statements and related notes contained in our 2001 Annual Report on Form 10-K. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the period indicated but not necessarily indicative of future results.

B.     Comprehensive Income

       We have adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. We have not included statements of comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying condensed consolidated statements of operations would be materially the same.

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

       Services. Revenues derived from services primarily include consulting, implementation, training, and managed services. We bill under both time and materials and fixed fee arrangements and recognize services revenues as we perform the services.

       We utilize the percentage-of-completion method of accounting to recognize revenue on service implementation projects for fixed amounts. We measure progress under the percentage-of-completion method based on management's best estimate of the cost of work completed in relation to the total cost of work to be performed under the contract. Any estimated losses on services or implementation projects for fixed amounts are immediately recognized in the condensed consolidated financial statements.

       Deferred Revenues. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                January 31, 2002

       Indirect Channel Revenues. We recognize sales through indirect channels only when the distributor makes a sale to an end-user. We recognize revenues from indirect channels upon delivery of the software to the end-user assuming we meet all other conditions of SOP 97-2 and SOP 98-9.

       Maintenance. Revenues derived from maintenance contracts primarily include telephone consulting, product updates and releases of new version of products previously purchased by the customer, as well as error reporting and correction services. Maintenance contracts are typically sold for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. Maintenance fees are generally billed annually in advance and the resulting revenues are recognized ratably over the term of the maintenance agreement. In situations where the maintenance fee is bundled with the license fee, Vendor Specific Objective Evidence ("VSOE") for maintenance is determined based on stated renewal rates in the contract, which generally average 18% of the net license fee.

D.     Major Customer

       One customer accounted for 12% of our total revenues and 25% of services revenues during the quarter ended January 31, 2002. The related accounts receivable balance is $928,000 at January 31, 2002.

E.     Sale of wholly owned subsidiary - subsequent event

       On February 5, 2002, we sold our wholly owned subsidiary, AmQUEST, Inc., to Infocrossing, Inc. in an all cash transaction valued at $20,000,000, subject to working capital adjustments. The results of operations of AmQUEST, Inc. have been reclassified as discontinued operations in the condensed consolidated statements of operations for all periods presented. We expect to recognize a gain on the sale of AmQUEST of approximately $11 - $12 million in the fourth quarter of fiscal year 2002.

F.     Purchase of Majority Interest in New Generation Computing

       On July 10, 1998, we purchased an 80% interest in New Generation Computing, Inc., a leading software vendor that specializes in accounting and manufacturing control software for the sewn goods industry (apparel, handbags, shoes, hats, etc.). We accounted for this investment based on the purchase accounting method, with the results of operations included from the date of acquisition. In August 1999, we purchased an additional 6.6% interest and in July 2000 another 6.6% interest. In August 2001 we purchased the remaining 6.6% for $557,000, bringing our ownership interest in New Generation Computing to 100%.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                January 31, 2002

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

      The numerator in calculating both basic and diluted income (loss) per common share for each period is the same. The denominator is based on the following number of common shares:

                                                                       Three Months ended             Nine Months ended
                                                                           January 31,                   January 31,
                                                                        2002         2001            2002          2001
                                                                   ----------------------------  ----------------------------
                                                                             (in thousands, except per share data)
        Common Shares:
        Weighted average common shares outstanding
            Class A Shares                                               18,705        18,689          18,702       18,633
            Class B Shares                                                4,082         4,082           4,082        4,082
                                                                   ----------------------------  ----------------------------
        Basic weighted average common shares outstanding:                22,787        22,771          22,784       22,715
                                                                   ----------------------------  ----------------------------

        Dilutive effect of outstanding Class A common
             stock options:                                                 131             -              15            -
                                                                   ----------------------------  ----------------------------
        Total                                                            22,918        22,771          22,799       22,715
                                                                   ============================  ============================

        Net income (loss) from continuing operations:               $     1,374   $      (326)    $     5,218  $   (16,049)
        Net income (loss) per common share from
        continuing operations:
            Basic                                                   $      0.06   $     (0.01)    $      0.23  $     (0.71)
                                                                   ============================  ============================
            Diluted                                                 $      0.06   $     (0.01)    $      0.23  $     (0.71)
                                                                   ============================  ============================

        Net (loss) from discontinued operations:                    $      (249)  $    (2,866)    $    (1,851) $    (6,749)
        Net income (loss) per common share from
        discontinued operations:
            Basic                                                   $     (0.01)  $     (0.13)    $     (0.08) $     (0.30)
                                                                   ============================  ============================
            Diluted                                                 $     (0.01)  $     (0.13)    $     (0.08) $     (0.30)
                                                                   ============================  ============================

        Net income (loss):                                          $     1,126   $    (3,192)    $     3,366  $   (22,798)
        Net income (loss) per common share:
            Basic                                                   $      0.05   $     (0.14)    $      0.15  $     (1.00)
                                                                   ============================  ============================
            Diluted                                                 $      0.05   $     (0.14)    $      0.15  $     (1.00)
                                                                   ============================  ============================

      For the three months and nine months ended January 31, 2002, options to purchase 2,945,016 and 3,789,274 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock. As of January 31, 2002 there was a total of 4,146,178 options outstanding.

      Because of the antidilutive effect of net loss, all of the outstanding stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended January 31, 2001. Options to purchase 3,628,563 and 1,426,689 shares of common stock for the three and nine months ended January 31, 2001 would have been taken into account were it not for the antidilutive effect of the net loss. As of January 31, 2001 there was a total of 3,804,297 options outstanding.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                January 31, 2002


H.       Industry Segments

         We operate and manage our business in three segments based on software and services provided in three key product markets. First, the Enterprise Resource Planning (ERP) segment automates customers' internal financing, human resources, and manufacturing functions for the entire enterprise. Second, the Business-to-Business Collaborative Commerce (BBCC) segment (Logility, Inc.) provides advanced business-to-business collaborative planning and integrated logistics capabilities. Third, the remaining segment (Other) is comprised of our subsidiaries that do not operate within the two segments as defined and, individually, represented approximately 10% of our revenues during the first three fiscal quarters of both fiscal years 2002 and 2001. We base intersegment charges on marketing and general administration services that the ERP segment provides to the BBCC segment. The following table shows the breakdown of certain income statement items among our three segments during the three-month and nine-month periods ended January 31, 2002 and January 31, 2001.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                January 31, 2002

                                                                 Three Months Ended            Nine Months Ended
                                                                    January 31,                    January 31,
                                                               2002             2001          2002            2001
                                                           ----------------------------   ---------------------------
Revenues:
  Enterprise resource planning                                 4,889            6,641        16,735          20,495
  Business-to-business collaborative commerce                  7,236            6,485        22,256          20,018
  Elimination of intersegment revenues                             0                0             0               0
  Other                                                        2,868            4,064         9,349          11,933
                                                           -----------      -----------   -----------      ----------
                                                              14,993           17,190        48,340          52,447

Operating income (loss) before intersegment eliminations:
  Enterprise resource planning                                   392              422         2,143         (12,933)
  Business-to-business collaborative commerce                    412           (3,104)          792          (7,039)
  Other                                                          300             (300)          927             (87)
                                                           -----------      -----------   -----------      ----------
                                                               1,104           (2,982)        3,862         (20,059)
Intersegment eliminations:
  Enterprise resource planning                                  (679)            (667)       (1,854)         (2,161)
  Business-to-business collaborative commerce                    679              667         1,854           2,161
  Other                                                            0                0             0               0
                                                           -----------      -----------   -----------      ----------
                                                                   0                0             0               0
Operating income (loss) after intersegment eliminations:
  Enterprise resource planning                                  (287)            (245)          289         (15,094)
  Business-to-business collaborative commerce                  1,091           (2,437)        2,646          (4,878)
  Other                                                          300             (300)          927             (87)
                                                           -----------      -----------   -----------      ----------
                                                               1,104           (2,982)        3,862         (20,059)
Capital expenditures:
  Enterprise resource planning                                   (21)             240            78           1,015
  Business-to-business collaborative commerce                     41               20            83             241
  Other                                                            1                8             2              11
                                                           -----------      -----------   -----------      ----------
                                                                  21              268           163           1,267
Capitalized Software:
  Enterprise resource planning                                     0                0             0             534
  Business-to-business collaborative commerce                    584              506         2,219           2,004
  Other                                                           60              113           243             337
                                                           -----------      -----------   -----------      ----------
                                                                 644              619         2,462           2,875
Depreciation and amortization:
  Enterprise resource planning                                 1,094            1,135         3,684           6,138
  Business-to-business collaborative commerce                  1,061              847         3,333           2,603
  Other                                                          119              137           251             287
                                                           -----------      -----------   -----------      ----------
                                                               2,274            2,119         7,268           9,028

                                                                                          January 31,       April 30,
Identifiable assets:                                                                          2002            2001
                                                                                          -----------      ----------
  Enterprise resource planning                                                               32,654          37,738
  Business-to-business collaborative commerce                                                39,627          40,346
  Other                                                                                       6,466           3,983
                                                                                          -----------      ----------
                                                                                             78,747          82,067

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                January 31, 2002

I.  Certain Relationships and Related Transactions

Relationship and Certain Transactions with Logility, Inc.

     In 1997, we completed an initial public offering of 2,200,000 shares of common stock in our subsidiary, Logility, Inc. ("Logility"). Prior to that time, Logility was a wholly-owned subsidiary, operating as the supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, American Software and Logility entered into a number of agreements for the purpose of defining certain relationships between the parties (the "Intercompany Agreements"). The more significant of the Intercompany Agreements are summarized below. As a result of our ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation.

Services Agreement

     In 1997, American Software and Logility entered into a Services Agreement (the "Services Agreement") with respect to certain services we (or our subsidiaries) provide to Logility. Under the Services Agreement we provide services in exchange for fees, which management believes would not exceed fees that would be paid if independent third parties provided such services. The services we provide to Logility under the Services Agreement include, among other things, certain accounting, audit, cash management, corporate development, employee benefit plan administration, human resources and compensation, general and administration services, and risk management and tax services. In addition to these services, we have agreed to allow eligible employees of Logility to participate in certain employee benefit plans. Logility has agreed to reimburse us for costs (including any contributions and premium costs and including third-party expenses and allocations of certain personnel expenses), generally in accordance with past practice, relating to the participation by Logility's employees in any of our benefit plans.

     The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. Logility will indemnify us against any damages that we may incur in connection with our performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with our rendering of services under the Services Agreement. For the nine months ended January 31, 2002 the services related to this agreement were valued at $1.4 and for the nine months ended January 31, 2001 they were $1.2 million.

Facilities Agreement

     In 1997, American Software and Logility entered into a Facilities Agreement (the "Facilities Agreement"), which provides that Logility may occupy space located in certain facilities we own or lease. The Facilities Agreement had an initial term of two years and is renewed automatically for successive one-year terms unless either American Software or Logility elects not to renew its term. Logility may terminate the Facilities Agreement for any reason with respect to any particular facility upon thirty days' written notice. Logility's lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the nine months ended January 31, 2002 the services related to this agreement were valued at $463,000 and for the nine months ended January 31, 2001 they were $620,000. Included in these costs are lease expense, utilities expense, telephone expense, and security expense.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                January 31, 2002

Tax Sharing Agreement

     Logility is included in our federal consolidated income tax group, and Logility's federal income tax liability will be included in the consolidated federal income tax liability of American Software and its subsidiaries. In 1997, Logility and American Software entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") pursuant to which American Software and Logility will make payments between them such that the amount of taxes to be paid by Logility, subject to certain adjustments, will be determined as though Logility were to file separate federal, state, and local income tax returns, rather than as a consolidated subsidiary of American Software. Pursuant to the Tax Sharing Agreement, under certain circumstances, Logility will be reimbursed for tax attributes that it generates after deconsolidation of Logility from the consolidated tax group of American Software, such as net operating losses and loss carryforwards. Such reimbursement, if any, will be made for utilization of Logility's losses only after such losses are utilized by American Software. For that purpose, all losses of American Software and its consolidated income tax group will be deemed utilized in the order in which they are recognized. Logility will pay American Software a fee intended to reimburse American Software for all direct and indirect costs incurred with respect to our share of the overall costs we incur with respect to tax related services.

Technology License Agreement

     In 1997, American Software and Logility entered into a Technology License Agreement (the "Technology License Agreement") pursuant to which Logility has granted us a non-exclusive, worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Voyager Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from us. Pursuant to the Technology License Agreement, American Software and Logility are required to disclose to one another any and all enhancements and improvements which they may make or acquire in relation to a Logility Voyager Solutions product, subject to confidentiality requirements imposed by third parties. The term of the Technology License Agreement is indefinite, although Logility may terminate the Technology License Agreement for cause, and we may terminate the Technology License Agreement at any time upon sixty (60) days' prior written notice to Logility. Upon termination of the Technology License Agreement, all rights to Logility Voyager Solutions products licensed by Logility to American Software revert to Logility, while all rights to enhancements and improvements made by American Software to Logility Value Chain Solutions products revert to us.

Marketing License Agreement

     American Software USA, Inc. ("USA"), a wholly-owned subsidiary of American Software, and Logility, in 1997, entered into a Marketing License Agreement (the "Marketing License Agreement") pursuant to which USA has agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% (or 50% for affiliates of USA located in the United Kingdom and France if they carry out installation and provide first-line support services) of the net license revenue collected by Logility under license agreements for the Logility Voyager Solutions product line with certain end-users who are also licensees of software products of American Software which are secured and forwarded to Logility by USA and accepted by Logility. The Marketing License Agreement has a five-year term, although Logility may terminate the Marketing License Agreement for cause, and either party may terminate the Marketing License Agreement at any time upon twelve (12) months' prior written notice to the other party. For the nine months ended January 31, 2002, the services related to this agreement were valued at $109,000. For the nine months ended January 31, 2001, the services related to this agreement were valued at $357,000.

Leases

     We lease a two-story, 17,500 square foot building at 443 East Paces Ferry Road, N.E., Atlanta, Georgia, which is used primarily for financial administration and technical staffing. This building is owned by a limited partnership of which Thomas L. Newberry and James C. Edenfield, principal shareholders of American Software, are the sole partners. The term of the lease expired December 31, 1996, and has been continued on a quarterly basis with a current base annual rental rate of $17.00 per square foot, or $300,000 per year, pending negotiation of a new lease.

                    AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
                                January 31, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of our software products can be affected by customer needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors, including changes in general economic conditions, technology and the market for our products and services, including economic conditions within the e-commerce markets, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of our revenues, as well as a number of other risk factors, could affect our future performance.

OVERVIEW

American Software, Inc. ("American Software"), through its subsidiaries, develops, markets and supports a portfolio of software and services that deliver e-business (business over the Internet) and enterprise management solutions to the global marketplace. We design our software and services to bring business value to traditional businesses and e-businesses by supporting their operations over intranets, extranets, client/servers and the Internet. We launched our comprehensive suite of e-business solutions in December 1999, positioning ourselves as a single source e-business solution provider.

We focus our e-business solutions in four major product and services groups: (i) e-intelliprise, a fully web-based Enterprise Resource Planning (ERP) solution which includes both traditional and Flow Manufacturing capabilities; (ii) e-applications, which are e-business solutions that focus on web-enabling a specific task for e-businesses; (iii) e-collaboration, provided by Logility Voyager Solutions(TM), which is an Internet-based suite of business-to-business collaborative commerce solutions, offered by Logility, Inc. ("Logility"), a subsidiary of American Software; and (iv) e-services, which are comprehensive services to support traditional and e-business solutions. We design our products to support our customers' transition into e-business and make existing e-businesses more effective. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services and maintenance.

The following table sets forth-certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months and the nine months ended January 31, 2002 and 2001:

                                                   Percentage of                                 Percentage of
                                                  Total Revenues               %                Total Revenues               %
                                             --------------------------                     ------------------------
                                                Three months ended           Change            Nine months ended           Change
                                             --------------------------    -----------      ------------------------    ------------
                                               2002            2001          02 v. 01         2002           2001          02 v. 01
                                             -----------    -----------    -----------      ----------     ---------    ------------
Revenues:
   License fees                                  15%            20%           (33%)             17%           17%           (7%)
   Services                                      50             47             (7)              49            49            (8)
   Maintenance                                   35             33            (10)              34            34            (9)
                                             -----------    -----------    -----------      ----------     ---------    ------------
            Total revenues                      100            100            (13)             100           100            (8)
                                             -----------    -----------    -----------      ----------     ---------    ------------
Cost of revenues:
   License fees                                   7             10            (33)               7             9           (25)
   Services                                      28             31            (22)              28            33           (22)
   Maintenance                                    7              6             13                6             8           (36)
                                             -----------    -----------    -----------      ----------     ---------    ------------
             Total cost of revenues              43             46            (20)              41            50           (25)
                                             -----------    -----------    -----------      ----------     ---------    ------------

Gross margin                                     57             54             (7)              59            50             9
                                             -----------    -----------    -----------      ----------     ---------    ------------


Operating expenses:
   Research and development                      16             20            (33)              17            23           (32)
   Less: Capitalized development                 (4)            (4)            (4)              (5)           (5)           14
   Sales and marketing                           19             26            (37)              20            30           (38)
   General and administrative                    17             23            (24)              18            20            (9)
   Provision for doubtful accounts                1              5            (85)               1             2           (65)
   Charge for asset impairment and
     restructuring                               --              1             nm               --            18            nm
                                             -----------    -----------    -----------      ----------     ---------    ------------
        Total operating expenses                 50             71            (38)              51            88           (47)
                                             -----------    -----------    -----------      ----------     ---------    ------------

        Operating income (loss)                   7            (17)            nm                8           (38)           nm

Other income, net                                 2              4            (50)               3             3             5
Loss on investments                              --             (6)            nm               --            (2)           nm
Minority interest                                (1)             3             nm                1             2            nm
                                             -----------    -----------    -----------      ----------     ---------    ------------

Income (loss) from continuting operations
before income taxes                               9            (16)            nm               11           (35)           nm

Income taxes                                     --             14             nm               nm             5            nm
                                             -----------    -----------    -----------      ----------     ---------    ------------
Income (loss) from continuing operations          9             (2)            nm               11           (31)           nm
                                             -----------    -----------    -----------      ----------     ---------    ------------
Discontinued Operations:
   Loss from operations of
   discontinued subsidiary                       (2)           (17)            91               (4)          (13)           73
                                             -----------    -----------    -----------      ----------     ---------    ------------

          Net income (loss)                       8            (19)            nm                7           (31)           nm
                                             ===========    ===========    ===========      ==========     =========    ============

          nm - not meaningful

                  THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                  --------------------------------------------

REVENUES

For the quarter ended January 31, 2002 revenues totaled $15.0 million, down 13% from $17.2 million in the corresponding quarter of fiscal 2001. This decrease was primarily due to a decrease in license fee revenues. International revenues represented approximately 11% of total revenues in the quarter ended January 31, 2002, down from 20% the same quarter ended January 31, 2001. The decrease in international revenues is largely due to the increase in domestic revenues, decreasing the international proportion of the overall revenue mix.

LICENSES

Software license fee revenues decreased 33% to $2.2 million in the quarter ended January 31, 2002 from $3.4 million in the corresponding quarter a year ago. We believe the decrease in license fees is due to a further slow down in general economic activities resulting in a decrease in new license sales. License fee revenues from Logility decreased 43% to $1.7 million and constituted 75% of the total license fee revenues for the three month period ended January 31, 2002, compared to the same prior year period when they were $2.6 million and comprised 76% of license fee revenues.

SERVICES

Services revenues, which consist primarily of consulting, implementation, training and managed services, were $7.5 million or 7% lower than $8.1 million in revenues during the corresponding quarter a year ago. This decrease was primarily a result of a reduction in new consulting and implementation projects due to lower prior period ERP and BBCC sales. The decrease is also due to the fact that the prior year services revenues included revenues of a minority owned subsidiary that is no longer in operation. The lower license fees in prior periods will continue to have an effect on services revenues in the near term. Services revenues for Logility constituted 22% of total services revenues for the quarter ended January 31, 2002 and constituted 37% of total services revenues for the quarter ended January 31, 2001. Services revenues constituted 50% of total revenues for the period ending January 31, 2002. For the period ended January 31, 2001, services revenues constituted 47% of total revenues.

MAINTENANCE

Maintenance revenues decreased 10% in the third quarter of fiscal year 2002 to $5.2 million from $5.8 million for the same prior year period. The decrease for the quarter is due to the slowdown in new license fees in the prior periods and the ending of certain customer maintenance contracts, particularly in the ERP area. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers. The lower license fees in prior quarters will continue to have an effect on future maintenance revenues in the near term, which we are addressing in part by implementing certain cost-control steps.

GROSS MARGIN

The total gross margin in the quarter ended January 31, 2002 was 57% compared to 54% a year ago. This increase is largely due to an increase in the services gross margin to 44% this quarter compared to 34% in the same quarter a year ago. This was attributable to cost control efforts that were begun in the prior fiscal year. Maintenance gross margin decreased to 79% compared to 83% during the same period one year ago. This decrease was primarily due to the reallocation of resources to maintenance from research and development. The license fees gross margin remained at 51% this quarter, the same as the prior fiscal year quarter.

RESEARCH AND DEVELOPMENT

Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                    Three Months Ended
                                                         -----------------------------------------
                                                         Jan. 31,       Percent         Jan. 31,
                                                           2002          Change           2001
                                                         ----------    -----------     -----------
      Gross product development costs                      $ 2,372          (33%)         $ 3,516
              Percentage of total revenues                      16%                            21%
      Less: capitalized development                           (644)           4%             (619)
              Percentage of gross prods. dev. costs             27%                            18%
                                                         ----------    -----------     -----------
      Product development expenses                         $ 1,728          (40%)         $ 2,897
              Percentage of total revenues                      12%                            17%

Gross product development costs decreased 33% in the quarter ended January 31, 2002, compared to the prior year. This is a result of cost containment and restructuring efforts in response to lower license fees as well as the reallocation of some R&D resources to services and support. Capitalized development increased by 4% for the quarter ended January 31, 2002 compared to the prior year, and the rate of capitalized development increased to 27% from 18% for the quarter ended January 31, 2002 compared to the prior year. These changes are due to the reduction in product development expenses, as well as completion of capitalizable projects. Product development expenses, as a percentage of total revenues, decreased to 12% in this quarter compared to 17% in the prior year. This was due to the cost containment and restructuring efforts referred above.

SALES AND MARKETING

Sales and marketing expenses decreased 37% to $2.8 million for the quarter ended January 31, 2002 compared to $4.5 million for the same period a year ago. This decrease is due primarily to the restructuring we implemented in the prior fiscal year. As a percentage of total revenues, sales and marketing expenses were 19% for the quarter ended January 31, 2002 and 26% for the quarter ended January 31, 2001. We anticipate that sales and marketing expenses will increase as we pursue increased market share in the BBCC area.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 24% to $2.8 million for the quarter ended January 31, 2002 compared to $3.8 million for the same period last year. This decrease is due to a reduction in headcount and the related administrative costs. As a percentage of total revenues, general and administrative expenses were 17% for the quarter ended January 31, 2002 compared to 23% for the quarter ended January 31, 2001.

PROVISION FOR DOUBTFUL ACCOUNTS

For the quarter ended January 31, 2002 we incurred a charge of $124,000. This charge represented a significant decrease compared to the $846,000 charge taken in the period ended January 31, 2001, which was related to difficult collections from internet related customers.

CHARGE FOR ASSET IMPAIRMENT AND RESTRUCTURING

For the quarter ended January 31, 2002, we did not incur a charge against earnings as compared to a charge against earnings of $242,000, as a result of restructuring activities in the quarter ended January 31, 2001.

OTHER INCOME/MINORITY INTEREST

Other income is comprised predominantly of interest income, gains and losses from sales of investments and changes in the market value of investments and minority interest in subsidiary's earnings (loss). Other income decreased to $358,000 in the quarter ended January 31, 2002 compared to $861,000 for the same period a year ago. Minority interest is based on our subsidiary's earnings
(loss). Minority interest loss was $88,000 in the quarter ended January 31, 2002 compared to a minority interest benefit of $487,000 for the same period a year ago. This change is primarily related to the purchase of the remaining shares of New Generation Computing in August 2001 and Logility's earnings in the current period, compared to Logility's losses in the prior year period.

LOSS ON IMPAIRMENT OF INVESTMENTS

For the quarter ended January 31, 2002, we did not incurred a charge against earnings for impairment of investments, compared to a charge in the same quarter last year of $1.1 million for losses in our cost-method investments in internet-related companies, and a majority-owned subsidiary exiting the internet consulting business.

INCOME TAXES

For the quarter ended January 31, 2002, we did not record any income taxes as a result of our cumulative net operating losses incurred in prior periods. In the prior three month period we recorded an income tax benefit of $2.4 million as a result of an income tax refund in the amount of $705,000 and a reduction in income tax liability in the amount of $1.7 million based on current estimates of future tax liabilities.

DISCONTINUED OPERATIONS

For the quarter ended January 31, 2002 we incurred a loss from our subsidiary, AmQUEST in the amount of $249,000, compared to a loss of $2.9 million for the quarter ended January 31, 2001. This reduced loss in the most recent quarter was due to cost containment efforts that were begun in the prior year.

                   NINE MONTHS ENDED JANUARY 31, 2001 AND 2000
                   -------------------------------------------

REVENUES

Revenues for the nine months ended January 31, 2002 totaled $48.3 million, down 8% from $52.4 million in the prior year period. International revenues represented approximately 11% of total revenues for the nine months ended January 31, 2002 compared to approximately 14% for the same period a year ago. The decrease in international revenues is largely due to the increase in domestic revenues, decreasing the international proportion of the overall revenue mix.

LICENSES

For the nine months ended January 31, 2002, license fee revenues decreased 7% from a year ago. We continued to experience lower license fee sales due to the general slowing in the economic conditions. License fee revenues from Logility decreased 31% to $6.0 million and constituted 72% of the total license fee revenues for the nine month period, compared to the same prior year period when they were $9.0 million and constituted 97% of the total license fee revenues.

SERVICES

Services revenues were $23.6 million or 8% lower than the corresponding nine-month period. This decrease was primarily a result of a reduction in new consulting and implementation projects due to lower prior period ERP sales. Services revenues for Logility constituted 20% of total services revenues for the nine months ended January 31, 2002 and constituted 36% of total services revenues for the nine months ended January 31, 2001. Services revenues constituted 49% of total revenues for the nine-month period ended January 31, 2002 and January 31, 2001.

MAINTENANCE

For the nine months ended January 31, 2002, maintenance revenues decreased 9%, to $16.5 million compared to $18.1 million in the prior year period. The decrease for the year-to-date is due to the slowdown in ERP license fees in the prior periods as well as lower renewals from ERP customers. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers.

GROSS MARGIN:

For the nine months ended January 31, 2002, the gross margin was 59% compared to 50% for the same period a year ago. This increase was largely due to an increase in the license fees gross margin to 58% compared to 49% in the prior nine month period which was due to the decrease in cost of license fees resulting from a substantial decrease in third party agent commissions in the current period compared to the nine months ended January 31, 2001, partially offset by the decrease in total license fees in the most recent nine month period. The gross margin on services revenues increased to 43% compared to 32% in the same period a year ago. This is due to the cost control efforts that were begun in the prior fiscal year. Maintenance gross margin increased to 83% compared to 76% during the same period one year ago. This increase was primarily due to the increased maintenance revenues of Logility and the cost control efforts that were begun in the prior fiscal year.

RESEARCH AND DEVELOPMENT

Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                    Nine Months Ended
                                                        ------------------------------------------
                                                         Jan. 31,       Percent         Jan. 31,
                                                           2002          Change           2001
                                                        -----------    -----------     -----------
Gross product development costs                         $  8,037         (32%)            $ 11,881
        Percentage of total revenues                          17%                               23%
Less:  capitalized development                            (2,462)        (14%)              (2,875)
        Percentage of gross prods. dev. Costs                 31%                               24%
                                                        -----------    -----------     -----------
Product development expenses                            $  5,575         (38%)            $  9,006
        Percentage of total revenues                          12%                               17%

Gross product development costs decreased 32% for the nine months ended January 31, 2002 primarily as a result of cost reduction efforts in response to the lower license fees and the reallocation of some R&D resources to services and support. Capitalized development decreased 14% for the nine months ended January 31, 2002, while the rate of capitalized development increased to 31% from 24% for the same period. The decrease in capitalized development was due the completion of several capitalized projects during the last three quarters. The increase in rate of capitalized development resulted from substantially lower gross product development expenses. Product development expenses, as a percentage of total revenues, decreased to 12% from 17% for the nine months ended January 31, 2002 primarily as a result of the decrease in total revenues and the reduction in capitalized development costs as noted above.

SALES AND MARKETING

Sales and marketing expenses decreased 38% to $9.9 million for the nine months ended January 31, 2002. As a percentage of total revenues, sales and marketing expenses were 20% for the nine months ended January 31, 2002 when compared to 30% for the comparable period last year. This decrease is due to the cost containment efforts that occurred in the prior fiscal year.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased to $8.8 million for nine months ended January 31, 2002 compared to $9.7 million for the same prior year period. This decrease is due to the reduction in headcount and the related costs. The total number of employees at January 31, 2002 was 394, compared to 513 at January 31, 2001.

PROVISION FOR DOUBTFUL ACCOUNTS

For the nine months ended January 31, 2002 we incurred a charge of $427,000 compared to a $1.2 million charge in the same period last year which was the result of difficult customer collections of Internet related businesses.

OTHER INCOME/MINORITY INTEREST

Other income is comprised predominantly of interest income, gains and losses from sales of investments and changes in the market value of investments. Other income was $1.6 million for the nine months ended January 31, 2002, substantially unchanged from the same period a year ago. This income is related to the sale of real property, which resulted in a net gain of $682,000, and to the interest earned on investments. Minority interest is based on our subsidiaries earnings (loss). Minority interest resulted in a charge of $273,000 for the nine months ended January 31, 2002 compared to a benefit of $1.0 million for the same period a year ago. This charge is primarily related to the purchase of the remaining shares of New Generation Computing in August 2001 and to Logility's earnings in the current period, compared to Logility's losses in the prior year period.

LOSS ON IMPAIRMENT OF INVESTMENTS

For the nine months ended January 31, 2002, we did not incur a charge against earnings compared to a charge in the same period last year of $1.1 million for losses in our cost-method investments in internet-related companies, and a majority-owned subsidiary exiting the internet consulting business.

INCOME TAXES

For the nine months ended January 31, 2002, we did not record any income taxes as a result of our cumulative net operating losses in prior periods. In the prior year nine-month period, we recorded an income tax benefit of $2.4 million as a result of an income tax refund in the amount of $705,000 and a reduction in income tax liability in the amount of $1.7 million based on current estimates of future tax liabilities.

DISCONTINUED OPERATIONS

For the nine months ended January 31, 2002 we incurred a loss from our subsidiary, AmQUEST in the amount of $1.9 million, compared to a loss of $6.7 million for the nine months ended January 31, 2001. This reduced loss in the current nine month period was due to cost containment efforts that were begun in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the nine months ended January 31, 2002 and January 31, 2001. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in "Item 1. Financial Statements" in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2001.

                                                                          Nine Months Ended
                                                                             January 31,
                                                                     ----------------------------
                                                                           2002          2001
                                                                     -------------  -------------
Net cash provided by continuing operations before
    changes in operating assets and liabilities                        $   13,158      $   2,145
Increase in operating assets and liabilities                               (1,518)         2,066
                                                                     -------------  -------------

Net cash provided by (used in) continuing operations                       11,640          4,211
                                                                     -------------  -------------
Net cash used in discontinued operations                                   (1,851)        (6,749)
                                                                     -------------  -------------
Net cash provided by (used in) operating activities                         9,789         (2,538)

Net cash provided by investing activities                                   2,512            120
Net cash used in financing activities                                      (1,218)        (1,304)
                                                                     -------------  -------------
    Net increase (decrease) in cash and cash equivalents               $   11,083      $  (3,722)
                                                                     =============  =============

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

Our continuing operations provided cash of approximately $11.7 million in the nine months ended January 31, 2002, and $4.2 million in the nine months ended January 31, 2001. Operating cash flows increased for the nine month period primarily because of the $5.2 million in earnings from continuing operations compared to a $22.8 million loss last year, the non-cash depreciation and amortization of $7.3 million, a decrease of $2.6 million in accounts receivable and a $2.7 million gain on the sale and maturities of investments also contributed to the increase in cash from operations. This was partially offset by a smaller decrease in accounts payable and other accrued liabilities of $3.0 million and a decrease of $2.7 million in deferred revenue and reduced proceeds from trading securities.

Cash provided by investing activities was approximately $2.5 million for the nine months ended January 31, 2002 and cash provided by investing activities was approximately $120,000 in the same period of the prior year. Investing cash flows increased for the period primarily because of the sale of short-term investments of $4.9 million and the sale of real property of $1.0 million. This was offset by the use of cash for capitalized software development cost of $2.5 million, the purchase of the balance of New Generation Computing shares for $557,000 and the purchases of $163,000 in property and equipment, and $130,000 in software.

Cash used in financing activities was approximately $1.2 million and $1.3 million for the nine months ended January 31, 2002 and 2001, respectively. Cash was primarily used for the payments of capital lease obligation of $1.2 million for the nine months ended January 31, 2002.

Days Sales Outstanding in Accounts Receivable remained the same at 63 days for January 31, 2002 and January 31, 2001.

Our current ratio was 2.3 to 1 and cash and investments totaled 45% of total assets at January 31, 2002 compared to 1.6 to 1 and cash and investments representing 38% of total assets at January 31, 2001. Our principal sources of liquidity are our cash and investments, which totaled approximately $35.3 million at January 31, 2002. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the current economic environment it is conceivable that we may need to seek additional sources of capital to meet our requirements. If such need arises, we will be required to raise additional funds through equity or debt financing. We have not sought to obtain a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders and higher interest expense.

On December 18, 1997, our Board of Directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company's Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to
2.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management's assessment of our liquidity and cash flow needs. Since the adoption of these resolutions, we have repurchased approximately 1.6 million shares of common stock at a cost of approximately $5.6 million as of March 1, 2002.

On December 15, 1997, Logility's Board of Directors approved a resolution authorizing the repurchase of up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998. In November 1998, Logility adopted an additional repurchase plan for up to 800,000 shares. The timing of the repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of its liquidity and cash flow needs. For both plans, through March 1, 2002 Logility has purchased a cumulative total of 648,107 shares at a total cost of approximately $4.5 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 was effective for us on May 1, 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: (1) hedges of changes in the fair value of assets, liabilities, or firm commitments; (2) hedges of the variable cash flows of forecasted transactions; and (3) hedges of foreign currency exposures of net investments in foreign operations. We currently do not invest in derivative instruments or participate in hedging activities and, therefore, there was no material impact on our results of operations or financial condition.In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. In October 2000, the SEC issued further guidance with respect to adoption of specific issues addressed by SAB 101. We adopted SAB 101, as amended, during our fourth quarter of fiscal year 2001. The adoption has had no material impact on our licensing practices, financial condition or results of operations.

In July 2001, the FASB issued Statement No. 141, "Business Combinations," which addressed financial accounting and reporting for business combinations. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. We have adopted the provisions of Statement 141. The adoption has had no material impact on our licensing practices, financial condition or results of operations.

In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which addressed financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption of Statement No. 142, we will be required to discontinue the amortization of our goodwill and other intangible assets with indefinate lives. Additionally, we will be required to test our goodwill and other intangible assets for impairment during the first year of adoption and then at least annually, or when it is deemed appropriate, thereafter. If our goodwill or intangible assets are found to be impaired during the transitional period, the resulting write-down will be reported as a change in accounting principle. Any impairment loss recorded after the transitional period will be recorded in earnings (loss) from operations. Because goodwill and certain intangible assets will not be amortized over a specific period but rather will be reviewed for impairment annually, there could be more volatility in reported earnings (loss) than under previous accounting standards due to impairment losses occurring irregularly and in varying amounts. Although we do not currently expect that the adoption of Statement 142 will have a material adverse impact on our financial condition or results of operations, we are assessing the possible effects of this Statement. We are required to adopt Statement 142 in the first quarter of our 2003 fiscal year.

In August 2001, the FASB issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and thus will apply to our fiscal year ending April 30, 2003. Management does not expect the adoption of SFAS No. 143 to have a material effect on our financial condition or results of operations.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

We are required to adopt Statement 144 no later than May 1, 2002. We do not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of Statement 144 will have on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

In the quarter ended January 31, 2002, we generated 11% of our revenues outside the United States. International sales usually are made by our foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The effect of foreign exchange rate fluctuations on us during the quarter ended January 31, 2002 was not material. We have not engaged in any hedging activities.

Interest rates

We manage our interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of securities at January 31, 2002 was approximately $14.2 million. Interest income on our investments is carried in "Other income/(expense)."

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. In addition, our investments in equity securities are subject to stock market volatility. Due in part to these factors, our future investment income may fall short of expectations or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates. We attempt to mitigate risk by holding fixed-rate securities to maturity, but, if our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal. We believe that a 10% fluctuation in interest rates would not have a material effect on our accompanying statements of operations.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
-------   -----------------

          We are not party to any material legal proceedings.

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

          (a)   Exhibits.  None.
                ---------
          (b) No report on Form 8-K was filed during the quarter ended January 31, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN SOFTWARE, INC.

DATE      March 14, 2002               /s/ James C. Edenfield
       -----------------------         ----------------------------------
                                       James C. Edenfield
                                       President, Chief Executive Officer
                                       and Treasurer

DATE     March 14, 2002                /s/ Vincent C. Klinges
       -----------------------         ----------------------------------
                                       Vincent C. Klinges
                                       Chief Financial Officer

DATE     March 14, 2002                /s/ Deirdre J. Lavender
       -----------------------         ----------------------------------
                                       Deirdre J. Lavender
                                       Controller and Accounting Officer