Form 10-K
period 2002-04-30
AMERICAN SOFTWARE INC
filed 2002-07-26
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 0-12456

AMERICAN SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1098795
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

470 East Paces Ferry Road, N.E.	30305
Atlanta, Georgia (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (404) 261-4381

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Shares, $.10 Par Value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

At July 12, 2002, 18,555,342 Class A Common Shares and 4,082,289 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at July 12, 2002) of the Class A shares held by non-affiliates was approximately $55.7 million.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

1.	2002 Proxy Statement into Part III.

2.	Form S-1 Registration Statement No. 2-81444 into Part IV.

3.	Form S-8 Registration Statement Nos. 333-55214, 333-67533, 333-86141 and 333-44744 into Part IV.

4.	Form 10-K’s for fiscal years ended April 30, 1999, 2000 and 2001 into Part IV.

5.	Form 10-Q’s for the quarters ended July 31, 2001, October 31, 2001 and January 31, 2002 into Part IV.

American Software Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended April 30, 2002

PART I

ITEM 1.    BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

We believe that it is important to communicate our future expectation to our shareholders and to the public. This report contains forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You can identify these statements by forward-looking words such as “anticipate”, “intend”, “plan”, “continue”, “could”, “grow”, “may”, “potential”, “predict”, “strive”, “will”, “seek”, “estimate”, “believe”, “expect,” and similar expressions that convey uncertainty of future events or outcomes . Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	acquisition activities and the effect of completed acquisitions;

•	industry conditions and market conditions; and

•	general economic conditions.

Although we believe that the goals, plans, expectations, and prospects reflected by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, undetected software errors, and risks associated with market acceptance of our products and services as well as a number of other risk factors that could affect our future performance. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Factors Affecting Future Performance” in Item 7A of this Form 10-K as well as the cautionary statements and other factors that we discuss in other sections of this Form 10-K.

Company Overview

We develop, market and support a portfolio of software and services that deliver e-business and enterprise management solutions to the global marketplace. Our software and services are designed to bring business value to enterprises by supporting their operations over intranets, extranets, client/servers or the Internet. We position ourselves as a single source e-business solution provider. References to “the Company,” “our products,” “our software,” “our services” and similar references include the appropriate business unit actually providing the product or service.

We focus our e-business solutions in four major product and services groups: (i) e-intelliprise, a fully web-based Enterprise Resource Planning (ERP) solution that includes both traditional and Flow Manufacturing capabilities; (ii) e-applications, e-business solutions that focus on web-enabling a specific task; (iii) e-collaboration, which is Logility Voyager Solutions™ offered through our Logility subsidiary; and (iv) e-services, which are comprehensive services to support traditional and e-business solutions. Our products are designed to bring rapid business value to clients and to support their transition into e-business. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

The e-Intelliprise solution is a fully Web-based ERP system that can be run over the Internet, intranet or extranet utilizing the IBM iSeries servers. This allows any function within the ERP system to be easily deployed over the Internet using a dynamic role-based web page capability. Users no longer require separate implementations to achieve differing e-business views over the Internet. This solution supports e-businesses and traditional businesses with full front-to-back office integration, which is critical to successful fulfillment and seamless processing and reporting throughout the enterprise. e-intelliprise is a fully global system, capable of operating in multiple languages and logistical organizations. This system is built around a flexible enterprise architecture that enables centralized management of enterprisewide processes while allowing delegation of other business process decisions to lower levels of the organization.

Flow Manufacturing is a software solution that supports pull-based manufacturing. Many industry experts believe that Flow Manufacturing, also referred to as Lean or Agile Manufacturing, will become a key competitive advantage to companies as e-Business increases consumer expectations for faster deliveries, reduced pricing and more highly customized products.

Our e-applications are e-business solutions that can web-enable specific business functions through integration with existing ERP or legacy system. Currently, e-applications are available for the following applications: procurement, store, expenses, forms, payables, receivables and connect, a seamless, XML-enabled data exchange. We believe that these products represent a cost-effective solution for customers with a focused e-business requirement.

Logility, Inc., our approximately 85% owned subsidiary, is a leading provider of e-Business solutions for business-to-business (B2B) collaborative commerce that optimize internal and external supply chain efficiencies of manufacturers, suppliers, distributors, retailers and other organizations. The supply chain refers to the complex network of relationships that organizations maintain with trading partners to source, manufacture, and deliver products to the customer and includes demand chain, supply chain, logistics, warehouse management and business-to-business process management for collaborative relationships between customers, suppliers and carriers. Logility’s solutions enable enterprises to significantly improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business relationships via the Internet. Logility Voyager Solutions™ consists of an Internet-based, integrated software suite that provides advanced supply chain management, including collaborative planning, supply chain execution and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service across our customers’ supply chains, corporate Internet portals and public e-Business trading exchanges.

The Proven Method, Inc., our wholly-owned subsidiary, is an IT Consulting services firm that specializes in assisting small to midsize companies to solve business issues with custom-developed, technology solutions. We maintain a fulltime staff of technical specialists and business management consultants with a wide range of technical skills, business applications, and industry experience. Our customers typically benefit from our services in one of three ways.

1.
Smaller and emerging firms rely on The Proven Method to serve in lieu of an in-house application development group. We provide these firms with the management and technical resources necessary to deliver custom-developed.

2.
Midsize companies will typically outsource complete application development projects to The Proven Method particularly when their internal technical personnel faced a combination of critical timing and heavy backlog.

3.
Any size company can rely on The Proven Method to provide supplemental technical personnel when the need arises for a skill or technical discipline that they may not currently possess or, if they simply need more of a particular set of skills required to complete large development projects.

The Proven Method has worked with many of the same customers since we started that business in 1995. Among them are IBM, Georgia Tech Research Institute, Kubota Manufacturing of North America and Bell South, as well as numerous small to midsize companies.

New Generation Computing, Inc. (NGC)—our wholly owned subsidiary, is a leading provider of Apparel and Sewn Products Industry specific business software solutions since 1982. NGC customers include retailers, brand managers, manufacturers and contractors. NGC’s solutions include an Apparel Specific Enterprise Resource Planning System (AMAS), Shop Floor Control and Incentive Payroll System (TPM), Remote Factory Shipping System (ezSHIP) and our market leading Internet Sourcing and Supply Chain Visibility system (eSPS). These product solutions meet the specific demanding needs of the Apparel and Sewn Products Industry by providing functionality that allows our customers to improve efficiencies, lower operating costs, reduce supply chain time, meet complex customer requirements, enhance supply chain visibility, improve inventory management, reduce production costs. All products are completely integrated so customers can implement them together or individually.

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

As companies transform their businesses to compete in the Internet age, e-business solutions must provide integration to all of the operations within the enterprise via an ERP system. This front-to-back office integration will support all areas of the business by improving communications with customers and suppliers, supporting fulfillment of customer orders, streamlining administration, reducing cycle times, enhancing planning and providing consistent information for decision-making. Front-to-back office integration is critical to fully leverage the business value that the Internet can bring to an enterprise. By integrating the front office with the back office, enterprises can also have consistent real-time information that the can use for advanced decision support.

Manufacturing organizations will experience increasing pressures as the Internet increases customer expectations for quicker deliveries, lower prices and higher levels of customization. We have designed Flow Manufacturing software to streamline the manufacturing process and eliminate waste by building product at the rate of demand. This enables manufacturers to respond to these increased customer expectations.

As demands on the enterprise increase, relationships with vendors become increasingly important. The supply chain must create a collaborative environment where suppliers and buyers work together to ensure that the right products are in the right place at the right time.

The Internet has emerged as a new medium for communicating, collaborating and transacting business. The rapid growth of the Internet is challenging corporate IT organizations with dynamic technology infrastructures, changing business models, and staffing difficulties.

Products And Services

Our product line consists of software and services that operate on four strategic computer platforms: (1) IBM System/390 Mainframe or compatible, (2) IBM iSeries—AS/400, (3) UNIX—HP 9000, IBM RS/6000 and

other Unix platforms, and (4) Intel-based servers and clients that operate Windows 3.1, Windows 95, 98 and 2000, and Windows NT. The products are written in various standard programming languages utilized for business application software, including ANS COBOL, Micro Focus COBOL, C, C++, Visual Basic, JAVA and other programming languages. Many have both on-line and batch capabilities.

The following is a summary of our main software solutions:

ENTERPRISE SOLUTIONS SOFTWARE

Our enterprise solutions are comprehensive global solutions that link critical functions throughout the enterprise. All of our enterprise solutions support e-business functions.

e-Intelliprise™ is a fully Web-based ERP system (Manufacturing, Logistics and Financials), which can support ERP functions over the Internet or, intranet, utilizing the IBM iSeries servers. This comprehensive solution provides front-to-back office integration. e-intelliprise supports an enterprise in approaching the global “Market of One” by creating dynamic views of information, and employing multiple language, currency and business rules based on an individual’s profile. This solution is available in a license fee or Application Service Provider (ASP) pricing model.

Manufacturing Modules

Companies may use e-intelliprise with Traditional Manufacturing and/or Flow Manufacturing modules. The modules listed below are the solution components within Traditional Manufacturing:

•	Master Scheduling

•	Material Requirements Planning II (MRP II)

•	Bill of Materials

•	Capacity Planning

•	Production Order Status

•	Route and Work Center Maintenance

•	Shop Floor Control

Logistics Modules

Our logistics solution consists of an integrated system of modules that provide information concerning the status of purchasing activities, customer orders, inventory position and internal inventory requisition requirements. These modules perform primarily the following functions:

Inventory Asset Management

•	Inventory Asset Control

•	Lot Processing

•	Receipt and Shipment Management

•	Serialized Inventory Processing

•	Replenishment Processing

•	Requisition Management

•	Inspection

Procurement

•	e-Procurement

•	Trading Portal

•	Auction/Reverse Auction

•	Blanket Purchasing

•	Approval Routing

Customer Order Management

•	E-Store

•	Order Management

•	Pricing and Promotions Management

•	Shipping Management

•	Billing Management

•	Credit Control Processing

•	Customer Management

Financial Modules

Our comprehensive financial solutions provide functions such as financial reporting, budgeting, asset management, cash management, credit management and receivables management. These systems assist in resolving customers’ specific financial control issues faster and more effectively. The e-intelliprise financial module is fully global, allowing the use and reporting of multiple currencies, including the European Monetary Unit (EMU). The specific applications available are:

General Ledger

•	Chart of Accounts Processing

•	Budgeting

•	Journal Entry Processing

Accounts Payable

•	e-Payables

•	Voucher Entry Processing

•	Payment Processing

Treasury

•	Bank Reconciliation

•	Cash Management

•	Netting and Write-Offs

Accounts Receivable

•	E-Receivables

•	Collections Management

•	Credit Management

•	Cash Receipts Management

•	Financial Notices & Dunning Management

•	Activity Manager

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

Deployable over the Internet, Intranet and, Extranet.    Companies can deploy e-intelliprise over multiple channels without a separate implementation. e-intelliprise allows users to create multiple secure role-based views of the system. We believe this system flexibility provides greater business value by extending the information within the ERP securely across to employees, customers and trading partners, as needed.

Full Global Capabilities.    e-intelliprise provides full global support of the entire ERP with multiple language, currency and books. This allows users to view information in their native language and currency.

Modular Solution.    Companies may purchase one or more modules, which they can integrate with other enterprise software. They may also purchase an integrated product suite to handle increased requirements for enterprise management, processing and transaction volume.

Availability in an Application Service Provider (ASP) Model.    All of American Software’s solutions are available in an ASP model, which provides customers with complete solution functionality on a hosted basis with a monthly per user fee. This eliminates operating a data center and hiring IT staff and reduces capital expenditures, while the customer enjoys state-of-the-art IT capabilities and support.

Extensive Functionality.    Our enterprise solutions combine traditional and e-business functionality into a comprehensive yet flexible system. e-intelliprise offers full operational and decision support functionality for global enterprises.

Rapid Deployment.    Our products utilize a modular design and a flexible rules-based architecture, thereby streamlining implementation and reducing project time and expenses. We have announced a 120-day implementation program that is appropriate for many customers.

Flow Manufacturing Modules

American Software’s Flow Manufacturing solution is designed to operate on a stand-alone basis, with the e-intelliprise ERP suite or with an ERP suite provided by another vendor. Customers can use Flow Manufacturing in conjunction with traditional manufacturing or they can use it as the sole manufacturing solution throughout an enterprise. Flow Manufacturing represents the industry’s most comprehensive solution designed expressly for companies considering the adoption of this approach to manufacturing. The solution is comprised of the following modules:

•	Line Design

•	Kanban Management

•	Demand Smoothing

•	Product Costing

•	Engineering Change

•	Method Sheets

Flow Manufacturing Benefits:

e-business support.    To meet e-business demands, many manufacturers are replacing traditional mass production methods with Flow Manufacturing techniques. The benefits of Flow Manufacturing, including reduced cost and reduced lead-time, offer more appropriate structure for responding to e-business demands. With Flow Manufacturing manufacturers build the product on customer demand.

Scaleable Implementation.    We can scale Flow Manufacturing to handle a single production line up to the requirements of a complex multi-plant, multi-source manufacturing environment. The solution can also co-exist with traditional manufacturing so that manufacturers can use Flow Manufacturing for some portions of production and assembly while maintaining traditional manufacturing for others.

Integration.    We can license Flow Manufacturing in conjunction with our e-intelliprise ERP suite, or we can license it to companies that are using the enterprise solutions of other vendors. Industry-standard data formats, interfaces and protocols facilitate this integration.

Rapid Deployment.    Flow Manufacturing has a modular design, which we believe streamlines implementation and allows deployment in a relatively short time frame. The comprehensive functionality of each module generally permits customers to implement the solutions with nominal modifications. In addition, Flow Manufacturing’s Windows-based interface and other tools and techniques reduces training requirements and implementation tasks.

e-APPLICATIONS

e-applications streamline business processes and create competitive advantage that helps businesses leverage the full value of their existing ERP and legacy systems. Our e-applications provide added value by extending the reach of the ERP to trading partners, establishing the groundwork for collaborative trading.

Procurement.    This self-service online procurement solution reduces the time, cost and effort associated with “buy side” activities. This e-application can also help an enterprise become more efficient and productive by streamlining the procurement process and eliminating purchasing bottlenecks. This solution not only eliminates purchasing delays but it positions enterprises to respond faster to change and to capitalize on e-business opportunities.

Store.    This e-business storefront solution offers a cost-effective way to expand an enterprise’s market by providing around-the-clock access to web-based ordering. Store acquires and retains customers’, employees’ and distributors’ access to catalog information, pricing, product availability and order status.

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

Forms.    Forms provide the ability via e-mail to route specific forms, such as requisition orders. We believe that forms offers an effective, easy-to-use communication channel to external partners. We intend for forms to provide a secure, self-service link between non-host users and purchasing, material request, accounts payable, accounts receivable, customer order processing and manufacturing systems. Using e-mail, fax and XML/FTP gateways, this solution’s workflow engine routes documents from host applications. The review, approval and update loop uses HTML formatting and receives instructions interactively.

Payables.    This new accounts payable and requisition orders module streamlines administrative processes regarding non-purchase order-related purchases online, enabling users to cost-effectively transact business from any location. Using the Internet or internal intranets, Payables provides a secure interface into an accounts payable system. This paperless method of disbursement enables customers to cost-effectively transact business anywhere, anytime.

Receivables.    This solution is designed to supply account information online to an enterprise’s customers. The customers can remit payments online via credit cards and Electronic Funds Transfer (EFT) anytime, anywhere in a secure environment. Receivables can help improve cash flow, reduce the cost of financing sales and, by automating routine tasks such as customer queries, enable strategic focus on profit creation.

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

Logility provides collaborative supply chain solutions to streamline and optimize the management, production and distribution of products between manufacturers, suppliers, distributors, retailers, carriers and other organizations and their respective trading partners. The supply chain refers to the complex network of relationships that organizations maintain with trading partners (customers, suppliers and carriers) to source, manufacture, and deliver products and services to the customer and includes demand chain, supply chain, logistics, warehouse management and business-to-business process management for collaborative relationships between customers, suppliers and carriers. Logility’s solutions enable enterprises to build competitive advantages and increase profitability by significantly improving efficiencies, collaborating with suppliers and customers, more effectively responding to market demand and engaging in dynamic business relationships via the Internet.

Logility Voyager Solutions™ consists of an Internet and Client/Server based, integrated software suite that provides advanced supply chain management including collaborative planning, strategic network design, optimized supply sourcing, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service across our customers’ supply chains, corporate Internet portals and public e-Business trading exchanges.

Leveraging its supply chain management expertise, Logility has been an innovator in developing and deploying collaborative supply chain management solutions with their first Internet-based collaborative planning solution implemented in 1996. Logility continues to invest and expand its e-Business offerings and innovative solutions, which support the Voluntary Interindustry Commerce Standards Association (“VICS”), collaborative planning, forecasting and replenishment (CPFR®) standards, as well as other emerging collaborative supply chain management standards for transportation and distribution center management. In addition to enterprise supply chain optimization and collaboration, Logility designed the Logility’s Logility Voyager Solutions suite and related services to power the emerging Internet trading exchanges and private marketplaces for collaborative planning and procurement of direct materials and collaborative transportation management.

Logility’s software solution is modular and scaleable to meet the management requirements of complex organizations involving tens of thousands of products across multiple sites. In addition, customers can integrate Logility’s solutions with existing software systems and a variety of Internet and client-server operating environments and platforms. Logility has licensed one or more modules of Logility Voyager Solutions to more than 400 companies worldwide, including British Telecommunications, CITGO, ConAgra, Eastman Chemical Company, Epson America, Florida Power & Light, Heineken USA, The HoneyBaked Ham Company, Huhtamaki (UK) Limited, Komatsu, L’Oreal USA, Magneti Marelli, McCain Foods Limited, Mercury Marine, Pharmacia, Pfizer International, Porsche, Rand McNally, Reynolds Metals, Sony Electronics, VF Corporation, and Xpedx. Logility sells their products and services through direct and indirect channels.

Industry Background—Logility Markets

In response to global competitive pressures, companies are continually seeking new ways to enhance the productivity of their enterprise business systems and processes. Those companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise or “supply chain” can realize significant competitive advantages in the form of lower costs, greater customer responsiveness, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners (suppliers, manufacturers, distributors and retailers) to source, manufacture and deliver goods and services to the end consumer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that impact the demand for goods and services, such as promotions, pricing and forecasting.

Today several market trends are driving organizations to expand collaboration with trading partners along the supply chain. A general shift in market power has forced manufacturers and distributors to become more responsive to retailers and consumers, which has increased the demand for improved planning capabilities. At the same time, competitive pressures are forcing manufacturers to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers and distributors are increasingly under pressure to better manage the supply chain as they seek to improve manufacturing efficiency and logistics operations while maintaining flexibility and responsiveness to changing market conditions and customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

The growth and rapid adoption of the Internet has enhanced the ability of organizations along the supply chain to integrate their processes through collaborative planning to synchronize internal assets and production with external demand and supplier capabilities. Behind this growing adoption are technologies and concepts that are converging to harness opportunities to significantly reduce costs, sell products, and optimize operations that facilitate e-Business and the integration of supply chains. These “networked” supply chains are evolving into Internet-based trading exchanges or marketplaces, re-engineering business processes to improve flexibility and responsiveness to changing market conditions. The result is business-to-business e-Business, focused on planning, forecasting, procurement of direct materials and fulfillment and delivery of customer orders.

AMR Research (AMR Research, “The Supply Chain Management Applications Report, 2001-2006,” June 2002 states that “In 2001, the overall Supply Chain Management market grew by 12% to $5.6B. A similar growth pattern will continue, with the real strength expected in the second half of 2002. AMR Research estimates that the market will continue to grow at 13% to reach $6.4B in total revenue for the year 2002.” There can be no assurance, however, that the market for our products or services will grow at this projected rate.

To leverage the Internet for commercial benefit and facilitate enhanced collaboration among the various trading partners in the supply chain, organizations are increasingly deploying business-to-business e-Business solutions to address their planning and supply chain execution requirements. The planning function involves the use of information to facilitate the delivery of the right products on time to the correct location and at the lowest cost. The planning process focuses on demand forecasting, inventory simulation, event planning, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service. The supply chain execution function addresses procuring, warehousing, manufacturing, order fulfillment and distributing products throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with planning systems and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in the business-to-business and the business-to-consumer sectors.

In order to effectively manage and coordinate supply chain activities, companies require supply chain planning, supply chain execution, and supply chain event management software that provides for integrated communication, optimization and collaboration among the various constituents throughout the supply chain network. This enhanced collaboration synchronizes production plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays and excess inventory. Companies that have implemented Logility’s advanced collaboration processes such as collaborative planning, forecasting and replenishment (CPFR) have seen benefits such as increased revenues, lower operational costs and shortened cycle times. According to the Voluntary Interindustry Commerce Standards Association (VICS), of which a representative of Logility is an advisory board member on the CPFR subcommittee, “CPFR is a business process model for supply chain partners to coordinate plans in order to reduce variance between supply and demand.” VICS developed this process in conjunction with major retailers, manufacturers and suppliers to enable effective collaboration. CPFR is a business model that changes the nature of the relationship between trading partners.

In addition, companies seek integrated planning and supply chain execution systems that further optimize the flow of products to their customers through enhanced transportation and warehouse management capabilities. Organizations are also demanding solutions that are modular and scaleable to fit the changing needs of the organization and that can be rapidly deployed.

Logility’s Strategy

Logility’s objective is to be the leading provider of collaborative supply chain solutions to enable companies to optimize their operations associated with the sourcing, manufacture and distribution of products in distribution-intensive target markets such as consumer goods, retail and process manufacturing. Logility’s strategy includes the following key elements:

Leverage and Expand Installed Base of Customers.    Logility currently targets businesses in the consumer goods, retail, chemicals, pharmaceuticals, food and beverage, and aftermarket distribution supply chains consisting of suppliers, manufacturers, distributors, and retailers. Logility intends to continue to leverage their installed base of more than 400 customers to introduce additional functionality, product upgrades, and complementary modules. In addition, they intend to expand sales to new customers in their existing vertical markets and to target additional vertical markets over time.

Continue to Expand Sales and Marketing.    Logility intends to continue to pursue an increased share of the supply chain market for software solutions by focusing their sales and marketing activities on supply chain collaboration, optimization and logistics initiatives in distribution-intensive industries such as consumer products, retail, food and beverage, and aftermarket distribution. Logility believes its competitive advantage includes providing the most rapid implementation, an easy-to-maintain configuration, and rapid time-to-benefit across the full suite of supply chain products. They intend to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, retail and manufacturing supply chains.

Expand Indirect Channels to Increase Market Penetration.    Logility believes that key relationships with value added resellers will increase sales and expand market penetration of their products and services. In the fiscal year ended April 30, 2002, they established a strategic relationship with SSA Global Technologies to market, sell, implement and support components of the Logility Voyager Solutions suite as the BPCS Collaborative Commerce Suite powered by Logility.

Maintain Technology Leadership.    Logility believes that they are a technology leader in the field of collaborative commerce and supply chain optimization solutions and intend to continue to provide innovative, advanced solutions and services to this market. Logility believes that they were one of the earliest providers of supply chain planning software solutions on a client-server platform and on Windows NT, and the first to introduce a collaborative supply chain planning solution that operates over the Internet. Logility intends to continue to develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards. The Logility Voyager Solutions suite is available on the Windows NT/2000, Unix and iSeries (AS/400) server platforms and supports Oracle, Microsoft SQL Server and DB2 databases.

Extend e-Business Strategy.    Logility continued an e-Business initiative in fiscal year 2002 to deliver a full suite of products and services for Internet-based collaborative supply chain planning and execution to increase supply chain visibility and accelerate the benefits of optimized operations.

Invest Aggressively to Build Market Share.    Logility will continue to make investments to expand their sales force, research and development efforts, and consulting infrastructure, balanced with their goals of increasing profitability. Logility believes investments are necessary to increase their market share and to capitalize on the growth opportunities in the emerging business-to-business e-Business market.

Acquire or Invest in Complementary Businesses, Products and Technologies.    Logility believes that select acquisitions or investments may provide opportunities to broaden our product offering to provide more advanced solutions for e-Business that complement or expand their solutions and target markets.

Focus on Integrated Collaborative Planning and Supply Chain Execution Solution.    Logility believes they are one of the few providers of truly integrated supply chain management software solutions addressing demand and supply planning as well as transportation and warehousing logistics requirements. Logility Voyager Solutions provides a comprehensive suite for supply chain planning and execution with collaboration at its core, streamlining business processes between both internal and external trading partners. Logility intends to continue to focus their development initiatives on enhancing their end-to-end solution and introducing additional capabilities that complement their integrated solution.

Focus on MidMarket.    Logility has defined as “MidMarket” those corporations or divisions of corporations that have annual revenues ranging from $200 million to $3 billion. Organizations of this size fit their historical customer profile, and are prime candidates to license their unique full suite of integrated products operating on Windows NT/Windows 2000, iSeries (AS/400), and UNIX platforms.

Increase Penetration of International Markets.    In the fiscal year ended April 30, 2002, Logility generated 13% of their total revenues from international sales, resulting from marketing relationships with a number of international distributors. Logility intends to expand their international presence by creating additional relationships with distributors in Latin America, Europe, and the Asia/Pacific region.

Expand Strategic Relationships.    Logility intends to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and e-Business vendors to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities. They have a number of marketing alliances, including those IBM, INSIGHT, Inc., Microsoft Great Plains, New Breed, and SSA Global Technologies. In addition, they have developed a network of international agents who assist in the sale and support of our products. Logility intends to utilize these and future relationships with software and service organizations to enhance their sales and marketing position.

Continue to Focus on Providing High Quality Customer Service.    Providing high quality customer service is a critical element of Logility’s strategy. They intend to continue to invest in technology and personnel to accommodate the needs of their growing customer base. Logility will continue to seek new ways to improve service to customers.

There can be no assurance, however, that Logility will be successful in implementing their strategy as described above.

Logility Products and Services

Logility’s integrated product line, Logility Voyager Solutions, is a collaborative supply chain management solution that enables end-to-end process management within and between manufacturers, suppliers, distributors and retailers to more effectively optimize and accelerate the activities along their respective supply chains. Logility Voyager Solutions are also designed to power Internet-based trading exchanges, marketplaces and private company portals.

The key benefits of our software solutions and services include the following:

e-Business Solution for End-to-End Supply Chain Management.    Logility Voyager Solutions provide functionality that addresses both the flow of information and the flow of products throughout the supply chain. By synchronizing comprehensive planning software products with their transportation and warehouse management software solutions, Logility’s product suite can more efficiently and accurately coordinate the delivery of products to the customer. This end-to-end approach allows maximum synchronization of activities along the supply chain including collaboration with external trading partners.

Advanced Collaborative Planning and Supply Chain Execution Functionality.    Logility’s products allow for collaboration among the various levels within an organization and among external constituents (trading partners) throughout the supply chain. The architecture of Logility Voyager Solutions enables key constituents to participate in the planning process, including marketing, sales, manufacturing, procurement, logistics, warehousing and transportation personnel, so that the enterprise factors in the requirements of all groups to create one consensus plan. Logility’s collaborative planning functionality is further enhanced with collaborative commerce tools such as Logility Voyager Collaborate™, which leverages Internet technology to facilitate information sharing directly with trading partners. Voyager Collaborate supports the business processes and practices defined in the CPFR guidelines, enabling B2B collaborative commerce via the Internet between two or more trading partners. Complementing Voyager Collaborate for supply chain planning is Logility Voyager Fulfill™ on the supply chain execution side. Voyager Fulfill extends collaboration to transportation and distribution center management trading partners to streamline the order fulfillment process through collaboration amongst warehouse, transportation and carrier trading partners. Voyager Fulfill supports emerging industry standards for collaborative transportation management.

Comprehensive Planning Solution.    Logility’s planning solution is comprised of demand, inventory, event, life cycle, replenishment, supply, manufacturing, and transportation planning modules that balance demand opportunities with supply constraints through the synchronization of information gathered from supply chain participants. A key benefit of Logility’s planning solution components is its emphasis on addressing the full range of complex demand planning requirements of their customers, including comprehensive forecasting capabilities that take into account each user’s unique perspective of the supply chain. Additionally, the solution implements and manages key business goals such as profit maximization or cost minimization, advancing traditional distribution resource planning (DRP), and advanced planning systems (APS). It does so by applying financial and optimization capabilities to sourcing decisions, enabling companies with complex supply chains to balance profits, costs, and service while simultaneously considering all supply chain constraints.

Robust Supply Chain Execution Solution.    The Supply Chain Execution components of Logility Voyager Solutions support the needs of single or multi-site operations. Logility accomplishes this by systematically balancing logistics strategies, customer service policies, carrier effectiveness and inventory levels to optimize warehouse and transportation operations and leverage collaboration with carriers to optimize the distribution network, gain greater visibility of inventory in-transit and improve customer service.

Rapid Deployment.    Logility’s products utilize a modular design centered around proven business processes that streamline implementation and accelerate deployment. The comprehensive functionality of each module generally permits customers to implement the solutions with nominal modifications. In addition, Logility’s software combines sophisticated techniques and tools with intuitive, Windows and browser-based user interfaces to reduce training requirements and accelerate implementation tasks.

Open, Scaleable, Internet and Client-Server Architecture.    Logility has designed their software to leverage the Internet to reach remote corporate users and incorporate external trading partners. Their application suite integrates with existing in-house and third-party software applications and a variety of operating environments and platforms. The software is scaleable to manage complex processes involving tens of thousands of products across multiple sites.

Product Features

Logility designed the Logility Voyager Solutions suite to synchronize demand opportunities with supply constraints and logistics operations. The suite is comprised of a series of Internet and Client/Server based, integrated modules. These modules provide a robust solution for supply chain management resulting in both external and internal collaboration to streamline the supply chain. They can be implemented individually, as well as in combinations or as a full solution suite. Logility Voyager Solutions supports multiple communications protocols and it was designed to operate with industry-standard open technologies, including leading web-based and client-server environments, such as UNIX, iSeries (AS/400) and Intel-based servers running Windows NT/Windows 2000 on Oracle, Microsoft SQL Server 2000 and DB2 databases.

The following table summarizes our product line:

Module	Features
Value Chain Collaboration Logility Voyager Collaborate™	• VICS collaborative planning, forecasting and replenishment (CPFR) compliant
• Collaborative planning with trading partners (customers and suppliers)
• Internal Sales and Operations Planning (S&OP) • Configurable deployment
• Open integration architecture supports rapid integration with various forecasting scenarios
• Value chain workflow
• Exception-based management of business conditions across the value chain
• Deployable in both private and public trading exchanges
Logility Voyager Fulfill™	• Collaborative warehouse and transportation planning with trading partners (suppliers, customers and carriers)
• Configurable deployment
• Open integration architecture
• Value Chain Workflow defines and tailors business processes
• Exception-based management of order fulfillment business conditions
• Deployable in both private and public trading exchanges
Logility Voyager Select™	• Optimizes transportation performance and pricing for total landed cost calculations
• Targets private and public trading exchanges
• Extends order sourcing, procurement and logistics offerings
Supply Chain Event Management
Logility Voyager Navigate™	• Provides supply chain event management for increased visibility of operations
• Exception-based management of the supply chain
• Efficiently monitors, notifies, controls and measures supply chain performance
• Speeds resolution of supply chain exceptions
• Optimizes critical human capital via a role-based prioritized list of activities that identify where responsible parties have the biggest impact on operations

Module	Features
• Incorporates any Open Data Base Connectivity (ODBC)-compliant data source for an accurate view of key business conditions
Value Chain Strategy
Value Chain Designer™	• Strategic distribution network optimization
• Customer assignment
• Facility location
• Balancing customer service levels and cost
• Sourcing selection and capacity planning
Demand Chain Planning
Life Cycle Planning	• Plans each phase of a product’s life cycle from introduction, maturity, replacement, substitution and retirement
• Flexible demand profile definition
• Self-correcting model management automatically re-forecasts based on point of sale (POS) data
• Exception-based management alerts users to key business conditions
Demand Planning	• Item and group forecasting
• Self-selecting forecast models speed deployment and support continuous improvement
• Personalized data views optimize daily activities for each user
• Item stratification supports multi-dimensional analysis
• Product life cycle management with simulation
• Drag and drop navigation and data manipulation
Inventory Planning	• Time-phased view of inventory
• Graphical simulations of inventory trade-off
• Views of dependent and independent demand
• Inventory management variables
Event Planning	• Promotion planning
• Self-learning capabilities using artificial intelligence
• Causal-based forecasting
• Promotion profitability simulations
Demand Chain Voyager™	• Forecast retrieval and modifications via the Internet and corporate intranets
• Tight integration with Demand Planning
• Promotion planning calendars
• Comprehensive security features

Module	Features
• Collaborative planning with trading partners
Supply Chain Planning Manufacturing Planning	• Enterprise-wide capacity planning
• Plant-level scheduling
• Supports activity-based costing
• Optimizes sourcing decisions’ actual costs
• Interactive simulation
• Real-time, in memory model
• Distributed and remote visual capacity planning
• Remote and collaborative manufacturing
Supply Planning	• Comprehensive constraint-based management of sourcing process
• Supports business goals such as profit maximization or cost minimization
• Provides available-to-promise (ATP), capable to promise (CTP) and profitable to promise (PTP) methodologies
• Exception-based management of supply chain conditions
Replenishment Planning	• Supports continuous replenishment strategies
• Provides time-phased distribution requirements planning
• Proactive action messages
• EDI integration
• ATP methodologies
• Multi-site sourcing and allocation
Transportation Planning	• Load control center
• Shipment planning and consolidation
• Freight rating and routing
• Carrier selection
Supply Chain Execution
Transportation Management	• Load tendering
• Shipment confirmation
• Freight audit and payment control
• Shipment documentation and tracking
WarehousePRO®	• Customizable workflows and attributes incorporate best-of-breed warehouse practices
• Directs all pick, pack and ship activities through hand-held radio frequency devices
• User terminals support a variety of languages
• Dynamic label and integrated graphical user interface report printing

Logility Voyager Solutions for Collaborative Value Chain Management

These applications allow companies to execute and manage strategic trading partner relationships for direct material procurement, logistics and customer order fulfillment via the Internet, intranets and extranets.

Value Chain Collaboration

Logility Voyager Collaborate enables companies to communicate easily and share real-time information with trading partners by uniting suppliers, manufacturers, distributors and retailers under the power of common goals, common business processes and VICS collaborative planning, forecasting and replenishment (CPFR) standards that eliminate traditional barriers among trading partners. Voyager Collaborate is a completely CPFR-compliant application that provides configurable deployment, scaleability, Microsoft-centric architecture, open-integration architecture, value chain workflow and exception-based management of business conditions within the enterprise and across the supply chain network.

Logility Voyager Fulfill extends collaboration to transportation and distribution center management trading partners to allow real-time information sharing and collaboration between customers, suppliers and carriers to ensure that customer orders are efficiently scheduled, executed and tracked for on-time delivery. Voyager Fulfill is compliant with emerging collaborative transportation management standards and provides configurable deployment, scaleability, Microsoft-centric architecture, open-integration architecture, value chain workflow and exception-based management of business conditions.

Logility Voyager Select optimizes transportation performance and pricing for private and public trading exchanges by enabling a total landed cost calculation within order sourcing, procurement and logistics processes.

Supply Chain Event Management

Logility Voyager Navigate provides the benefits of Supply Chain Event Management by allowing trading partners to efficiently monitor, notify, control and measure supply chain processes on an exception basis, within the company and throughout the supply chain to improve the efficiency and effectiveness of the overall operation.

Value Chain Strategy

The Value Chain Designer module provides a strategic view of the supply chain network. Companies can optimize location decisions, resource allocation, customer assignment and transportation strategies to minimize costs or maximize profitability.

Demand Chain Planning

These solutions provide the visibility to increase forecast accuracy by as much as 40%. They create a comprehensive overview of demand. With demand patterns revealed, companies can build plans that are far more attuned to the market.

Life Cycle Planning provides collaborative life cycle planning, enabling the supply chain to effectively control each phase in a product’s sunrise-to-sunset cycle—including introduction, maturity, replacement, substitution and retirement—to ensure that the right products are available at the point of customer demand.

The Demand Planning module reconciles demand history, existing customer orders, point-of-sale data, market forecasts and other information to generate a graphical representation of demand by item, location, customer and/or group. Demand Planning has an automatic self-correcting, self-selecting modeling process that utilizes a number of advanced forecasting models to generate sales, marketing, logistics and other forecasts. The system allows for user-override of certain modeling parameters, such as quantities or percentages, to account for promotions, supply constraints and other “what-if” scenarios.

The Inventory Planning module is designed to determine the optimal balance between inventory and service levels. With extensive simulation capabilities, Inventory Planning helps manufacturers and distributors reduce inventory costs while meeting customer service requirements at the individual stock keeping unit (SKU) level. Built around industry best practices, Inventory Planning can enhance planning and scheduling of inventory while taking into consideration replenishment frequency and order size, seasonal build and manufacturing plans. Companies can apply service level targets and policies individually to every product within an enterprise or uniformly throughout the various product lines.

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

Supply Chain Planning

Logility offers support for optimizing assets, synchronizing supply, and planning order fulfillment. With multiple and simultaneous sourcing capabilities, supply issues and alternatives are immediately visible.

The Manufacturing Planning module is designed as a constraint-based planning solution that balances manufacturing processes and resources with demand priorities and corporate objectives. Manufacturing Planning models the operations of a business by capturing capacity constraints, such as equipment capabilities, intermediate storage limitations, shop floor calendars and raw material availability and production constraints, such as synchronization of multi-step operations, product sequencing, production changeovers and inventory policies. Manufacturing Planning enables collaborative decision-making by comparing the feasibility and cost effectiveness of various scheduling strategies through the use of simulation.

The Supply Planning mdule supports sourcing options based on business goals such as profit maximization or cost minimization. It also balances manufacturing constraints, and applies advanced financial and optimization capabilities to sourcing decisions. Supply Planning also enables companies with complex supply chains to balance profits, costs, and service while simultaneously considering all supply chain constraints to satisfy business requirements.

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

The Transportation Planning module synchronizes transportation plans with demand, inventory, manufacturing and replenishment strategies. Transportation Planning consolidates shipments and determines the optimal transportation mode and carrier while providing a list of alternatives. The solution includes a Load

Control Center that reviews all inbound, outbound and inter-facility shipments and provides an integrated view of all orders requiring shipping decisions. Logility designed this product to reduce freight costs, improve customer service levels and increase responsiveness to customer requirements.

Supply Chain Execution

Logility provides capabilities for managing both inventory and transportation with our Supply Chain Execution Solution. With these applications, companies can systematically balance logistics strategies, customer service policies, carrier effectiveness and inventory management.

Transportation Management facilitates the timely execution of the optimized shipping plan developed by the Transportation Planning module. It includes load tendering and shipment tracking via Electronic Data Interchange (EDI), e-mail or automatic fax. The freight audit and payment capabilities enable flexible reporting of landed cost by shipment, customer or product group. The module is designed to reduce freight costs, improve carrier utilization and provide comprehensive freight management reporting.

WarehousePRO incorporates advanced workflow technology, industry-specific practices and radio frequency data collection terminals to optimize warehouse operations. The software’s object-oriented design allows users to define the properties of specific items, locations, or processes, thereby reducing the need for custom programming. The solution is highly flexible and can be reconfigured by the user to adapt to changing business requirements. WarehousePRO features an extensive workflow library of user-selected templates incorporating industry-specific best-practice warehousing techniques. With built-in standard interfaces to major radio frequency data collection systems, the software delivers more accurate inventory accountability and improved warehouse efficiency. WarehousePRO’s performance analysis tools generate graphical reports that illustrate productivity gains, warehouse efficiency and inventory controls, enabling users to make real-time management decisions.

New Generation Computing

New Generation Computing (NGC) is our subsidiary that provides product solutions for the Apparel and Sewn Products Industry by providing functionality that allows these customers to improve efficiencies, lower operating costs, reduce supply chain time, meet complex customer requirements, improve supply chain visibility, improve inventory management, and reduce production costs. NGC solutions include Internet Sourcing and Supply Chain Visibility system (e-SPS), an Apparel Specific Enterprise Resource Planning system (AMAS), Shop Floor Control and Incentive Payroll System (TPM), and Remote Factory Shipping System (ezSHIP). All products are completely integrated or can be implemented individually.

e-SPS—NGC has designed e-SPS to provide a wide range of supply chain management solutions over the Internet. e-SPS is a powerful software application for companies producing and sourcing products around the world. Users include retailers, apparel manufacturers, brand managers, contractors, agents, brokers, and logistics providers. e-SPS users around the world only need a web browser to use and update the system. e-SPS employs secure hierarchical views to select data that is appropriate for each user. It creates Triggers and Alerts automatically based on events defined in the Time and Action calendars, Business Processes and specific collaboration issues. Barcode labels and ASN’s facilitate distribution channel receipts. e-SPS provides end-to-end visibility into the Supply Chain from product inception to distribution channel reception, all in real time. Several industry leading companies have successfully implemented this product including, Kellwood Corporation, Wilson’s Leather, Ralph Lauren Childrenswear, William Carter Company and Russell Corporation.

AMAS—An integrated, high performance apparel management accounting system. including sales, administration and EDI. This Integrated, high performance software package is specifically designed for companies producing sewn products (apparel, handbags, shoes, hats, bedspreads, accessories, and other sewn products).

TPM—is a shop floor control software system, designed for any business that is producing sewnproducts (such as apparel, handbags, shoes, hats and, home furnishings). Bar-coded coupons permit rapid entry of daily production and payroll data. After scanning the coupons into TPM, TPM generates reports and inquiries to track employee performance, calculate payroll for incentive and non-incentive employees, display the status of work-in-process and, assist with plant loading Other methods of data collection are available, including modular monitoring and real time WIP data collection.

EZ-Ship—is a key part of a global sourcing strategy for companies producing sewn products around the world. This multi-lingual system allows for shipping to multiple DC’s or customers from factories, contractors and suppliers. EZ-Ship supports unlimited ASN and label formats, thereby giving remote shipping sites greater flexibility. EZ-Ship uses a standard import/export data set to easily integrate with most ERP or Distribution Center system. EZ-Ship also integrates with NGC’s Shop Floor Control System (TPM) and NGC’s Internet Sourcing & Production System (e-SPS). EZ-Ship utilizes a web-enabled FTP data exchange utility to easily facilitate data transfer between host and remote systems.

Strategy

The objective of American Software is to become the leading provider of enterprise-wide solutions to mid-market distributors and manufacturers. Our strategy includes the following key elements:

Leverage and Expand Installed Base of Customers.    We currently target businesses in the consumer goods, chemicals and pharmaceuticals, food and beverage, apparel and sewn products, and oil and gas industries. We intend to continue to leverage our installed base of more than 500 customers to introduce additional functionality, product upgrades, and complementary modules. In addition, we intend to expand sales to new customers in our existing vertical markets and to target additional vertical markets over time.

Continue to Expand Sales and Marketing.    We intend to continue to pursue an increased share of the market for supply chain management software solutions by expanding our sales and marketing activities. We intend to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods manufacturers.

Maintain Technology Leadership.    We believe that we are a technology leader in the field of supply chain management software solutions and intend to continue to provide innovative, advanced solutions and services to this market. We believe that we were one of the earliest providers of supply chain planning software solutions on a client-server platform and on Windows NT, and the first to introduce a supply chain planning software solution that operates over the Internet. We intend to continue to develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards.

Implement E-Business Strategy.    We have launched an e-Business initiative that will enable us to build on current applications while moving toward total Internet-based value chain management. Our e-Business strategy includes products and services designed to enable the optimization of the customer’s supply chain and improve collaboration. In launching this initiative, we intend to do the following:

•	Continue to develop and sell e-Intelliprise capabilities that capitalize on the speed and flexibility of the Internet with the collaborative planning and logistics capabilities of Intelliprise.

•	Continue to develop and sell the e-application products that leverage the Internet to improve processes and communications.

Focus on Integrated Planning and Logistics Execution Solution.    We believe we are one of the few providers of integrated supply chain management software solutions addressing demand and supply planning as well as transportation and warehousing logistics requirements. We are focusing on providing the most comprehensive planning and execution solution aimed at optimizing operations along the supply chain. We intend to continue focusing our development initiatives on enhancing our end-to-end solution and introducing additional capabilities that complement an integrated solution.

Focus on MidMarket.    We have defined as “MidMarket” those corporations or divisions of corporations that have annual revenues ranging from $200 million to $2 billion. Organizations of this size fit our historical customer profile, and are prime candidates for the purchase and use of our unique full suite of integrated products.

Increase Penetration of International Markets.    In the fiscal year ended April 30, 2002, we generated 11% of our total revenues from direct international sales and established marketing relationships with a number of international distributors. We intend to expand our international presence by leveraging our direct sales personnel to address international markets and creating additional relationships with distributors in Europe, Latin America and the Asia/Pacific region.

Continue to Focus on Providing High Quality Customer Service.    Providing high quality customer service is a critical element of our strategy. We intend to continue to invest in technology and personnel to accommodate the needs of our customer base.

Customers

We primarily target businesses in the apparel, consumer-packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. During fiscal 2002, we provided software and services to approximately 500 customers. During the Fiscal Year 2002, one customer accounted for over 10% of the total revenue. A sample of companies that have purchased one or more of our products and services is as follows:

Consumer Packaged Goods	Chemicals, Oil & Gas, Pharmaceuticals	Manufacturing and Others
Ashley Furniture	Beyschlag Centralab Component	Appleton Paper
Aurora Foods	BOC Distribution Services	Corning Cable Systems
Bausch & Lomb	CITGO Petroleum Corporation	Crown Crafts, Inc.
Bell Sports	Eastman Chemical Company	Dal-Tile Corporation
Boots The Chemists	Gulf Petrochemical	Epson America, Inc
Canandaigua Wine Company	Intesa	HugoBoss
ConAgra, Inc.	Kaiser Foundation	IBM/Synertech
Haverty Furniture Company	Nordic Synthesis AB	Koch Industries
Heineken USA	Noxpro St. Gobain	Komatsu
L’Oreal USA	Pharmacia	Magneti Marelli
Maybelline, Inc.	Pfizer, Inc.	Mercury Marine
McCormick & Company	Sigma-Aldrich Corporation	Mohawk Paper
Mills Pride		Peugeot International
Nestle France Pharmavite Corporation	Telecommunications	Playmobil Malta Porsche Cars of North America, Inc.
British Telecom
Pernod Ricard USA	GTE	Newell Company
Ralph Lauren Childrenswear	Sprint PCS	Rand McNally & Company
Sara Lee Knit Products		Raytheon Marine Company
Saks Incorporated S.C.Johnson & Sons Inc.	Utilities	Reynolds Metals Rheem Manufacturing
Alabama Gas Corporation
The Franklin Mint	Allegheny Power Corporation	RJ Reynolds
The HoneyBaked Ham Co.	Florida Power & Light	Robert Horne Paper Company
Tiffany & Company	Saudi Consolidated Electric	Russell Corporation
Unilever Research	Texas Utilities	Siecor
VF Corporation		Snap On, Incorporated
Wickes Furniture		Sony Electronics
Subaru of America, Inc.
Tyco Plastics and Adhesives
Union Camp
Wells/Bloomfield
Xpedx

Integrated System Design

While our customers can use our software applications individually, we have designed them to be combined as integrated systems to meet unique customer requirements. The user may select virtually any combination of modules to form an integrated solution for a particular business problem. The license fee for such a solution could range from $7,000 for a single module to $1,200,000 or more for a multi-module, multiple-user solution incorporating the full range of our products.

Customers frequently require services beyond those provided by our standard support/maintenance agreement. To meet those customers’ needs, we established a separate professional services division which provides specialized business and software implementation consulting, custom programming, on-site installation, system-to-system interfacing and extensive training. These services, frequently referred to as “systems integration services,” are provided for an additional fee normally under a separate contract, based upon time and materials utilized.

Marketing And Sales

We market our products through direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and have sales and/or support offices in Boston, Chicago, Dallas, and Pittsburgh. Sales channels outside of North America are managed from our international offices in the United Kingdom, France, and Spain.

Logility has a number of marketing alliances, including those IBM, Insight, Microsoft Great Plains, New Breed, and SSA Global Technologies. Generally, these marketing alliance agreements provide the vendors with non-exclusive rights to market our products and access to our marketing materials and product training. Some highlights of these agreements are as follows:

•
IBM—Logility entered into an agreement with IBM on March 17, 2000 pursuant to which it modified its Supply Chain products, with IBM’s technical and financial assistance, to operate with IBM’s eServer iSeries (AS/400) platform. Also, Logility agreed to market and support the IBM-compatible Supply Chain products that resulted from our efforts. IBM may also market the supply chain products and refer potential customers to Logility.

•
Insight—Logility’s agreement with Insight, dated April 24, 1998, grants them a seven-year, worldwide, non-exclusive right and license to sublicense and distribute certain of Insight’s products, and to promote and market those products.

•
Microsoft Great Plains Business Solutions (formerly Great Plains Software)—On June 28, 2000 we granted to Great Plains Software a worldwide non-exclusive license to name, package, promote, modify, market, distribute and supply certain of our products under either our label or a label that included the name “Great Plains,” along with an agreement by Great Plains to promote and sell the software. Due in part to reorganizations and changes in strategy following Microsoft’s acquisition of Great Plains, license fee revenue under this agreement have not been substantial. Currently, we are discussing with Microsoft Great Plains terminating the existing agreement and entering into another partnership program with Microsoft. At this time, we do not anticipate that our relationship with Microsoft Great Plains will result in substantial revenue during fiscal 2003, if any.

•
New Breed—Logility’s agreement grants New Breed a non-exclusive worldwide right and license to install and use its Transportation Planning and Management and Voyager Fulfill software to perform data processing services for 3Plex’s customers. The term of the license varies depending on the licensed product.

•
SSA Global Technologies—On November 17, 2001, Logility granted SSA Global Technologies a worldwide, non-exclusive license to name, package, market, distribute and supply the Logility Voyager Solutions suite as “BPCS Collaborative Commerce powered by Logility.” The agreement terminates November 16, 2004, but may be automatically renewed for successive one-year terms. In exchange, SSA Global Technologies agreed to use all reasonable efforts to promote and sell the software.

In addition to these marketing alliances, we have developed a network of international agents who assist in selling our products in 12 countries. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers located in Central America, Europe and the Asia/Pacific region distribute our product lines in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products.

To support our direct sales force, we conduct marketing programs that include public relations, direct marketing, advertising, trade shows, product seminars, industry speakers, user group conferences and ongoing customer communication programs.

The price for our products typically is determined based upon the number of modules licensed and the number of servers, users and sites for which the solution is designed. During the fiscal year ended April 30, 2002, license fees generally ranged from $50,000 to $1.1 million.

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

Services And Support

We offer a full range of services that allow our customers to maximize the benefits of our software products including: project management, implementation, product education, technical consulting, programming, system integration, network management and maintenance and support. The customer receives documentation manuals or imbedded help software, which describe the system’s features and its method of operation. The user is normally entitled to telephone support for a period of at least six months at no additional charge. We continually enhance and improve our software products to accommodate technological changes and other factors, that may affect the customer’s information requirements. We price our services separately, and generally do not include fees for our services in the price of our software products. After the initial warranty period, to receive maintenance and enhancements from us customers must pay fees which on the then-current price of the product.

As a part of our support service, we provide experienced application and data processing personnel to answer telephone inquiries on a 24-hours-a-day, seven days-a-week basis, and furnish consulting support in implementing and maintaining our systems. In addition, we make training courses and documentation materials available to train personnel and update them on new system features.

Research And Development

We are committed to the development and acquisition of new products and to the continued enhancement of our existing products. We expensed approximately $7,209,000 for research and development in fiscal 2002, $11,340,000 in fiscal 2001and $9,675,000 in fiscal 2000. In addition, we capitalized $3,288,000 in software developments during fiscal year 2002, $3,949,000 in 2001 and $10,446,000 in 2000 in accordance with the Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise marketed”. Our internal product development and enhancements of existing products include two categories: research and development expenditures and additions to capitalized computer software development costs. These combined categories totaled $10,497,000 in fiscal 2002, $15,289,000 in fiscal 2001and $20,121,000 in fiscal 2000, and represented 16% of total revenues in fiscal 2002, 21% of total revenues in fiscal 2001 and 23% of total revenues in fiscal 2000.

We believe that our client/server and Internet-based solutions, which utilize the latest technologies, will be important for our long-term growth. As of April 30, 2002, we employed 96 persons in research, development and enhancement activities.

Competition

The market for enterprise applications is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. In the application software market, we compete with a variety of software vendors including:

•	internet application vendors in the enterprise application software market segment;

•	vendors in the manufacturing software application market segment;

•	vendors in the emerging enterprise resource optimization software solutions market segment;

•	providers of human resource management system software products;

•	providers of financial management systems software products;

•	internal development efforts by Corporate Information Technology departments; and

•	numerous other firms that offer products and services with new or advanced features.

In particular, approximately six firms that market mainframe application software products and over thirty firms that market midrange and client/server application software products are significant competitors for one or more of our products.

As a result, the market for business application software and related services has been and continues to be intensely competitive. Some competitors have become more aggressive with their prices and payment terms and issuance of contractual implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering favorable terms. In addition, we believe we must differentiate ourselves through different or more subtle architectural and technological factors.

Some of our competitors may have an advantage over us due to their;

•	significant worldwide presence;

•	longer operating and product development history;

•	substantially greater financial, technical and marketing resources than ours, and

•	larger installed base.

Furthermore, potential customers may consider outsourcing options, including application service providers, data center outsourcing and service bureau as viable alternatives to licensing our software products.

We believe that purchasers of software products when comparing our products and services to those of our competitors, are principally concerned with the range of product modules available, ease of integration, variety of features, performance, simplicity of use, documentation, technical support and training. We further believe that our software products and services are competitive in these areas. Price considerations are a key factor and we believe our pricing is competitive. We believe the market trend to open systems, allowing software to operate across hardware platforms, will increase the number of competitors and intensity of competition. We believe that it is necessary for us to expend significant development monies annually to remain competitive in the marketplace.

Trademarks And Copyrights

We seek to protect our proprietary interest in software products and trade secrets. We maintain non-disclosure and confidentiality agreements and other contractual arrangements with customers, consultants, employees and others. While the strict enforceability of such agreements cannot be assured, we believe that they provide a deterrent to the use of information which may be proprietary to us and in the event of any breach of such agreements, we intend to take appropriate legal action. We copyright our programs and software documentation related to these programs. The source code for our proprietary software is protected as a trade secret and as a copyrighted work. Generally copyrights on our products expire 95 years after the year of first publication of each products. We enter into confidentiality or license agreements with our employees, consultants and customers and control access to and distribution of our software, documentation and other proprietary information. In addition, we have registered certain trademarks and others have registration applications pending.

Existing copyright laws afford only limited protection of our intellectual property. Moreover, the laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States. We believe that the rapid technological change in the computer software industry has made trade secret and copyright protection less significant than factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of our support services.

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

Employees

As of April 30, 2002, we had 331 full-time employees, including 96 in product research, development and enhancement, 150 in customer support and professional services, 53 in marketing, sales and sales support, and 32 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who are in great demand.

We have never had a work stoppage and no employees are represented under collective bargaining arrangements. We consider our employee relations to be excellent.

ITEM 2.    PROPERTIES

Our corporate headquarters are located in an approximately 100,000 square foot office building that we own, at 470 East Paces Ferry Road, N.E., Atlanta, Georgia. We own a four-story 42,000 square foot building at 3110 Maple Drive, a one-story 1,400 square foot building at 3116 Maple Drive and a one-story 14,000 square foot building at 3120 Maple Drive.

We lease a two-story, 17,500 square foot building at 443 East Paces Ferry Road, N.E., Atlanta, Georgia, which is used primarily for one subsidiary, The Proven Method and financial administration. This building is owned by a limited partnership of which Thomas L. Newberry and James C. Edenfield, principal shareholders of American Software, are the sole partners. The term of the lease expired December 31, 1996, and has been continued on a quarterly basis with a current base rental rate of $17.00 per square foot, pending negotiation of a new lease.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market

Our Class A Common Shares are listed on the Nasdaq Stock Market—National Market under the symbol AMSWA. As of July 12, 2002, there were approximately 8,185 holders of record of Class A Common Shares, some of whom are holders in nominee name for the benefit of different shareholders, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years (2002 and 2001).

	High	Low
Fiscal Year 2002
First Quarter	$2.00	$1.39
Second Quarter	2.28	1.05
Third Quarter	3.01	1.35
Fourth Quarter	3.80	2.53

Fiscal Year 2001
First Quarter	$8.50	$2.91
Second Quarter	6.69	3.00
Third Quarter	3.63	1.31
Fourth Quarter	2.50	1.06

Dividends

No dividends were paid on our common stock during the past three fiscal years. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Transfer Agent

Wachovia Bank, N.A.
Equity Services Group
1525 West W.T. Harris Blvd, 3C3
Charlotte, NC 28288
Phone: (800) 829-8432
www.firstunion.com/corptrust

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the common shares of American Software, Inc:

Cantor, Fitzgerald & Co.	Morgan, Keegan & Company
Cincinnati Stock Exchange	Schwab Capital Markets
Herzog, Heine, Geduld, Inc.	Spear, Leeds & Kellogg
Hill, Thompson, Magid & Co.	Sun Trust Capital Markets Inc
Investec Ernst & Company	Track ECN
Island System Corporation	Wachovia Securities, Inc.
Knight Securities L.P.	Wm. V. Frankel & Co., Inc.
MarketTXT

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for the years ended April 30, 2002, 2001, 2000, 1999, and 1998 are derived from our audited consolidated financial statements. In the fourth quarter of fiscal 2002 we divested our wholly owned hosting business, AmQUEST, Inc. to focus the Company on business software applications and related services. The Company’s financial statements have been recast to reflect AmQUEST as discontinued operations.

	Years Ended April 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues
Licenses	$12,052	$12,778	$20,572	$19,602	$33,548
Services	30,671	34,527	41,125	49,070	38,335
Maintenance	21,907	23,867	25,198	26,003	23,834

Total revenues	64,630	71,172	86,895	94,675	95,717

Cost of Revenues:
Licenses	4,592	5,681	5,177	8,254	8,182
Services	18,094	22,694	25,907	29,324	20,980
Maintenance	3,936	5,225	9,750	10,337	7,642

Total cost of revenues	26,622	33,600	40,834	47,915	36,804

Gross Margin	38,008	37,572	46,061	46,760	58,913
Operating expenses:
Research and development	7,209	11,340	9,675	11,511	12,112
Sales and marketing	13,297	20,092	22,643	27,863	25,410
General and administrative	11,851	12,799	12,818	14,000	10,961
Provision for doubtful accounts	503	1,274	385	1,880	176
Charge for asset impairment	—	10,458	—	26,563	—

Total operating expenses	32,860	55,963	45,521	81,817	48,659

Operating income (loss)	5,148	(18,391)	540	(35,057)	10,254
Other income, net	2,043	1,576	1,832	3,507	3,889

Income (loss) before income taxes	7,191	(16,815)	2,372	(31,550)	14,143
Income tax expense (benefit)	—	(2,418)	150	(1,766)	4,648

Income (loss) from continuing operations	$7,191	$(14,397)	$2,222	$(29,784)	$9,495
Discontinued Operations:
Loss from operations of discontinued segment	(1,866)	(8,183)	(3,464)	(3,033)	(1,700)
Gain on sale of discontinued segment	13,376	—	—	—	—

Net earnings (loss)	18,701	(22,580)	(1,242)	(32,817)	7,795

Net earnings (loss) per common share
Basic:
Continuing operations:	$0.32	$(0.63)	$0.10	$(1.34)	$0.42
Discontinued operations:	(.08)	(0.36)	(0.16)	(0.14)	(0.08)
Gain on sale of discontinued segment:	0.58	—	—	—	—

	$0.82	$(0.99)	$(0.06)	$(1.48)	$0.34
Diluted:
Continuing operations:	$0.32	$(0.63)	$0.09	$(1.34)	$0.39
Discontinued operations:	(.08)	(0.36)	(0.16)	(0.14)	(0.07)
Gain on sale of discontinued segment:	0.58	—	—	—	—

	$0.82	$(0.99)	$(0.07)	$(1.48)	$0.32

Weighted average common shares—Basic	22,773,128	22,730,101	21,721,636	22,230,656	22,667,283
Diluted	22,910,880	22,730,101	23,446,455	22,230,656	24,414,515

	April 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$31,429	$10,057	$12,910	$21,567	$14,466
Investments	$25,826	$21,044	$31,335	$27,297	$45,757
Working capital	$41,224	$15,601	$23,204	$34,881	$63,263
Total assets	$94,175	$82,067	$113,047	$109,736	$142,656
Total long term lease obligation and debt	$152	$1,045	$907	$1,700	$776
Shareholders’ equity	$66,417	$47,851	$69,706	$67,197	$100,810

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with “Item 6. Selected Combined Financial Data” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate:, “intend”, “plan”, “continue”, “could”, “grow”, “may, “potential”, “predict”, “strive”, “estimate”, “believe”, “expect”, and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed below in “Factors Affecting Future Performance” and elsewhere in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” at the beginning of “ Item 1. Business.”

The terms “fiscal 2002”, “fiscal 2001”, and “fiscal 2000” refer to our fiscal years ended April 30, 2002, 2000, and 2001.

We develop, market, and support Internet commerce, enterprise resource planning (ERP) and integrated supply chain management solutions. The product line encompasses integrated business applications such as demand forecasting, logistics planning, warehouse management, order management, financials, manufacturing, and transportation solutions. We offer professional services to our customers in support of our products and third-party products. These services include project management, implementation, product education, technical consulting, programming, system integration and maintenance and support.

We derive revenues primarily from three sources: software licenses, services and maintenance. We generally base software licenses on the number of modules, servers, users and/or sites licensed. We recognize revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and Statement of Position No. 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary and tailored software upon delivery of the software, provided: (i) we consider collection to be probable, (ii) the fee is fixed or determinable, (iii) there is evidence of an arrangement, and (iv) vendor-specific evidence exists to defer any revenue related to undelivered elements of the arrangement. Revenues derived from services primarily include consulting, implementation and training. We bill fees under both time and materials and fixed fee arrangements and recognize fees as services are performed. We generally bill maintenance fees annually in advance and the recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized.

Critical Accounting Policies And Estimates

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2002, describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition.    We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary and tailored software upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific evidence exists to defer any revenue related to undelivered elements of the arrangement. Maintenance fees are generally billed annually in advance and the resulting revenues are recognized ratably over the term of the maintenance agreement. Revenues derived from services primarily include consulting, implementation, and training. Fees are billed under both time and materials and fixed fee arrangements and we recognize them as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized. Revenues from sales of third party products are recorded net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principle versus Net as an Agent. Generally, our software products do not require significant modification or customization. Installation of the products is normally routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established vendor-specific objective evidence of fair value (VSOE) for our maintenance contracts and professional services. We determine fair value based on the prices we charge to customers when we sell these elements separately. Maintenance revenues, including those sold with the initial license fee, are deferred based on VSOE, typically determined by the renewal rate of the annual maintenance contract, and recognized ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE, and allocate the remainder to license fees.

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to make payments, we may need to establish additional allowances or defer additional revenue until collection becomes probable. We specifically analyze accounts receivables and analyze historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluate the allowance for doubtful accounts.

Valuation of Long-Lived and Intangible Assets.    In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

Disposed of,” (“SFAS No. 121”) we review the carrying value of intangible assets and other long-lived assets on a regular basis. This review is to determine the existence of facts or circumstances, internal and external, that may suggest impairment. Factors we consider important that could trigger the impairment review include:

—	significant underperformance relative to historical or projected future operating results;

—	significant negative industry or economic trends;

—	significant decline in our stock price for a sustained period;

—	significant decline in our technological value as compared to the market; and

—	our market capitalization relative to net book value.

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, we write down the asset to the estimated fair value. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate that we determine by management to be commensurate with the risk inherent in the current business model. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

Income taxes.    We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. Due to our history of net losses, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the deferred tax asset. Upon reaching such a conclusion, we will reduce the valuation allowance and recognize the deferred tax asset.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2002, 2001, and 2000 and the percentage increases and decreases in those items for the years ended April 30, 2002 and 2001:

	Percentage of Total Revenues			Pct. Change In Dollars
	2002	2001	2000	2002 vs 2001	2001 vs 2000
Revenues:
License fees	19%	18%	24%	(6)%	(38)%
Services	47	48	47	(11)	(16)
Maintenance	34	34	29	(8)	(5)

Total revenues	100	100	100	(9)	(18)

Cost of revenues:
License fees	7	8	6	(19)	10
Services	28	32	30	(20)	(12)
Maintenance	6	7	11	(25)	(46)

Total cost of revenues	41	47	47	(21)	(18)

Gross margin	59	53	53	1	(18)

Operating expenses:
Research and development cost, net	11	16	11	(36)	17
Marketing and sales	21	28	26	(34)	(11)
General and administrative	18	18	15	(7)	—
Provision for doubtful accounts	1	2	nm	(61)	nm
Charge for asset impairment and purchased R&D	—	15	—	nm	nm

Total operating expenses	51	79	52	(41)	23

Operating income (loss)	8	(26)	1	nm	nm

Other income, net	3	2	2	30	(14)

Income (loss) from continuing operations before income taxes	11	(24)	3	nm	nm

Income taxes	—	4	—	nm	nm

Income (loss) from continuing operations	11	20	3	nm	nm

Loss from operations of discontinued segment	(3)	(11)	(4)	(77)	136
Gain on sale of discontinued segment	21	—	—	nm	nm

Net earnings (loss)	29%	(32)%	(1)%	nm	nm

nm—not meaningful

GENERAL MARKET CONDITIONS:

The weakness in the overall economy continued in fiscal 2002 and has resulted in delayed purchases of our software. As a result of these economic conditions and increased competition in the business application area, we restructured our business in the first half of fiscal 2001 in order to become profitable, which we achieved in the fourth quarter of fiscal 2001 and continued in fiscal 2002.

Fiscal Years Ended April 30, 2002 And 2001:

Revenues:

Our total revenues decreased 9% to $64.6 million in the fiscal year ended April 30, 2002 from $71.2 million in the fiscal year ended April 30, 2001. This decrease was primarily due to a decrease in implementation and training services as well as a decline in maintenance revenues. International revenues represented approximately 11% of total revenues in the year ended April 30, 2002 and 12% of total revenues in the year ended April 30, 2001.

Software Licenses.    Our license fee revenues decreased 6% in the fiscal year ended April 30, 2002 to $12.1 million compared to $12.8 million in the prior year. This decrease was primarily due to a 14% decrease in license fees for our ERP software products due to increased competition and slower technology spending in the marketplace. In addition, Logility’s license fee revenues decreased to $8.4 million in the fiscal year ended April 30, 2002 compared to $8.6 million in the prior fiscal year. Logility’s software sales constituted approximately 70% of total license fees in fiscal 2002 and 67% of total license fee revenues in fiscal 2001. Software revenues have fluctuated and we expect them to continue to fluctuate based on competition, demand for our products and general market conditions.

Services.    Services revenues, which consist primarily of consulting, implementation, training and network management services, decreased 11% to $30.7 million in fiscal year 2002 from $34.5 million in fiscal year 2001. This decrease was primarily a result of a reduction in new consulting and implementation projects due to lower prior period ERP license fee sales. This decrease was partially offset by a 6% increase in Logility’s services revenue in fiscal 2002 when compared to fiscal 2001. Services revenues for Logility constituted 32% of total services revenues for fiscal year 2002 and constituted 26% of total services revenues for fiscal year 2001. Services revenues constituted 47% of total revenues in fiscal year 2002 and 48% of total revenues in fiscal year 2001. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis based upon the demand for implementation and consulting services from new license fee sales.

Maintenance.    Maintenance revenues, arise from product support activities and ongoing product enhancements that we provide to customers who license our products and purchase maintenance agreements. These revenues decreased 8% to $21.9 million in fiscal year 2002 compared to $23.9 million in fiscal year 2001. This decrease was due primarily to a 21% decrease in ERP maintenance revenue in fiscal year 2002 when compared to fiscal year 2001 which was due to lower ERP license fee revenue as well as a lower rate of renewals from legacy ERP customers. This was partially offset by an 8% increase in Logility’s maintenance revenues for fiscal year 2002 when compared to fiscal year 2001. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers, as well as renewals for maintenance services; accordingly, maintenance revenues generally will vary in direct proportion to new license sales and renewal rates. Maintenance revenues constituted 34% of total revenues both in fiscal year 2002 and fiscal year 2001.

Gross Margin:

Total gross margin in fiscal 2002 was 59% compared to 53% in the prior fiscal year. This increase was primarily due to the increase of license fee margin to 62% in fiscal 2002 compared to 56% in fiscal 2001. The cost of license revenue consists primarily of amortization of computer software costs, royalties that we pay to solution partners for products we license and third party agent fees for selling our software. This increase was primarily due to lower agent commissions and royalty expense due to the mix of products and the distribution channel through which we sold our products in fiscal 2002. This was slightly offset by higher amortization expense on capitalized software in fiscal year 2002. Services gross margin increased to 41% in fiscal 2002 from 34% in the prior year due mainly to the cost control efforts that we began in the prior fiscal year. Maintenance gross margin increased to 82% in fiscal 2002 compared to 78% in fiscal year 2001. This increase was primarily due to the cost control efforts that we began in fiscal year 2001.

Operating Expenses:

Research and Development.    Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs for the two most recent fiscal years is as follows:

	Years Ended (000’s omitted)
	April 30, 2002	Percent Change	April 30, 2001

Gross product development costs	$10,497	(31%)	$15,289
Percentage of total revenues	16%		21%
Less: capitalized development	(3,288)	(17%)	(3,949)
Percentage of gross product development costs	31%		26%

Product development expenses	$7,209	(36%)	$11,340
Percentage of total revenues	11%		16%

Gross product development costs decreased 31% in fiscal year 2002 compared to fiscal year 2001 as a result of cost reduction efforts in response to lower license fees and the reallocation of some research and development resources to services and support. Capitalized development decreased by 17% from a year ago, while the rate of capitalized development increased to 31% from 26% in fiscal year 2001 due to cost reduction efforts, as well as completion of several capitalized projects. Product development expenses as a percentage of total revenues decreased to 11% in fiscal year 2002 compared to 16% in fiscal year 2001 primarily as a result of the reduction in development costs combined with a decrease in revenues in fiscal year 2002.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation of our sales and marketing personnel and direct costs associated with selling programs and marketing campaigns. The sales and marketing expenses decreased 34% to $13.3 million in the fiscal year 2002 as a result of cost containment efforts. Sales and marketing expenses as a percentage of total revenues decreased to 21% for fiscal year 2002 when compared to 28% for fiscal year 2001.

General and Administrative.    General and administrative expenses consist primarily of compensation for executive, financial, facilities and administrative personnel, insurance, outside professional and service fees, facility costs, and other items. General and administrative expenses decreased to $11.9 million in fiscal year 2002 compared to $12.8 million during the same period in the prior year. The decrease was due to the reduction of headcount and the related expenses and to the cost control efforts that occurred during the current period. The headcount at April 30, 2002 was 331 compared to 444 at April 30, 2001.

Provision for Doubtful Accounts.    For the fiscal year 2002 we incurred a charge for doubtful accounts of $503,000 compared to $1.3 million in fiscal year 2001 In both periods, these charges resulted primarily from difficult customer collections of Internet-related businesses which eased somewhat in fiscal 2002, and the overall weakness in the economy.

Charge for Asset Impairment and Restructuring.    For fiscal year 2002, we did not incur a charge against earnings, compared to a charge of $10.5 million in fiscal year 2001. This charge was a result of the write-off of certain capitalized software development costs in the amount of $9.5 million, and a restructuring charge of $1.0 million. These charges were primarily a result of lower than anticipated sales of our ERP products.

Other Income/Minority Interest.    Other income is comprised predominantly of interest income, gains and losses from sales of investments and changes in the market value of investments. Other income increased to $2.0 million in fiscal year 2002 compared to $1.6 million for the same period a year ago. This increase is primarily related to the sale of real property in fiscal year 2002, which resulted in a net gain of $682,000. Minority interest income (loss) is an adjusting entry based on the portion of our subsidiaries’ earnings (loss) that is not owned by us. Minority interest resulted in a charge of $339,000 for the twelve months, ended April 30, 2002 compared to income of $914,000 for the same period a year ago. This charge is primarily related to the purchase of the remaining shares of New Generation Computing in August 2001 and to Logility’s earnings in the current fiscal year, compared to Logility’s losses in the prior year.

Income Tax Expense (Benefit).    There is no effective income tax rate in fiscal year 2002 since we had prior period net operating losses to offset the current year income. In fiscal year 2001 we recorded an income tax benefit in the amount of $2.4 million as a result of an income tax refund in the amount of $705,000 and a reduction in income tax liability in the amount of $1.7 million based on current estimates of future tax liabilities resulting from the conclusion of an IRS audit.

Discontinued Operations.    Effective February 5, 2002, we sold all of the shares in AmQUEST, Inc., a wholly owned subsidiary that provides information technology services, business continuity services, and systems and network management services to various industries, to Infocrossing, Inc. The gain from discontinued operations was approximately $11.5 million which includes a recorded gain of $13.4 million on the sale offset by a $1.9 million operating loss during the year.

FISCAL YEARS ENDED APRIL 30, 2001 AND 2000:

Revenues:

Our total revenues decreased 18% to $71.2 million in the fiscal year 2001 from $86.9 million in the fiscal year 2000. This decrease was primarily due to a decrease in license fees revenues as well as a decline in implementation and training services. International revenues represented approximately 12% of total revenue in the fiscal year 2001 and 9% of total revenues in the fiscal year 2000.

Software Licenses.    Our license fee revenues decreased 38% in the fiscal year 2001 to $12.8 million compared to $20.6 million in the prior year. This decrease was primarily due to a 36% decrease in Logility’s license fees to $8.6 million in the fiscal year 2001 compared to $13.5 million in the prior fiscal year as a result of a general slowdown in information technology spending. Logility software product sales constituted approximately 67% of license fee revenues in fiscal 2001 and 66% of license fee revenues in fiscal 2000.

Services.    Services revenues, which consist primarily of consulting, implementation, training and network management services, decreased 16% to $34.5 million in fiscal year 2001 from $41.1 million in fiscal year 2000. This decrease was primarily due to the reduction in new consulting and implementation projects due to lower license fees sales in the prior period. Services revenues constituted 48% of total revenues in fiscal 2001 and 47% of total revenues in fiscal 2000.

Maintenance.    Maintenance revenues, which consist of product support activities and on-going product enhancements provided to customers who license our products and purchase maintenance agreements, decreased 5% to $23.9 million in fiscal year 2001 compared to $25.2 million in fiscal year 2000. This decrease was due to the lower ERP license fee revenues. Maintenance revenues constituted 34% of total revenues in the fiscal year ended April 30, 2001 and 29% of total revenues in the fiscal year ended April 30, 2000.

Gross Margin:

Total gross margin was 53% in fiscal 2001 and 2000. Maintenance gross margins increased to 78% for fiscal 2001 compared to 61% for fiscal 2000. This increase was primarily due to the increased maintenance revenues of Logility and the cost management efforts in the ERP area. This increase was offset by the decrease in license fee gross margins to 56% in fiscal 2001 compared to 75% in fiscal 2000 as a result of lower license fee sales and relatively fixed amount of capitalized software amortization expense during fiscal 2001. Services gross margin decreased to 34% in fiscal 2001 from 37% in the prior year due mainly to the completion of higher margin services work related to the “Year 2000” remediation performed in fiscal year 2000 compared to lower margin services work that we performed in fiscal 2001 and the second half of fiscal year 2000.

Operating Expenses:

Research and Development.    Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs in fiscal 2001 and fiscal 2000 is as follows:

	Years Ended (000’s omitted)
	April 30, 2001	Percent Change	April 30, 2000

Gross product development costs	$15,289	(24%)	$20,121
Percentage of total revenues	21%		23%
Less: capitalized development	(3,949)	(62%)	(10,446)
Percentage of gross product development costs	26%		52%

Product development expenses	$11,340	17%	$9,675
Percentage of total revenues	16%		11%

Gross product development costs decreased 24% in fiscal 2001 compared to fiscal 2000 as a result of the cost reduction efforts in response to lower license fees in the prior year. Capitalized development decreased by 62% from a year ago, while the rate of capitalized development decreased to 26% from 52% in fiscal year 2000. This decrease was due to cost reduction efforts, as well as the reduction in capitalized projects. Product development expenses as a percentage of total revenues increased to 16% in fiscal year 2001 compared to 11% in fiscal year 2000 primarily as a result of the decrease in total revenues and the reduction in capitalized development costs.

Sales and Marketing.    Sales and marketing expenses decreased 11% in fiscal year ended April 30, 2001 as a result of cost containment and restructuring efforts that occurred during fiscal 2001. Sales and marketing expenses as a percentage of total revenues increased to 28% for fiscal year 2001 compared to 26% for fiscal year 2000.

General and Administrative.    General and Administrative expenses remained constant at $12.8 million for fiscal years 2001 and 2000.

Provision for Doubtful Accounts.    For the twelve months ended April 30, 2001 we incurred a charge for doubtful accounts of $1.3 million compared to $385,000 in fiscal 2000. The increase in fiscal year 2001 was a result of difficult customer collections of Internet-related businesses and an overall weakness in the economy.

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

Other Income/ Minority Interest.    Other income is comprised predominantly of interest income, gains and losses from sales of investments and changes in the market value of investments. Other income decreased 14% to $1.6 million for the twelve months ended April 30, 2001 compared to $1.8 million for the same period the prior year, due primarily to a reduction in invested assets related to the write down of certain investments in early stage companies and a reduction in rates of return. Minority interest income was $914,000 for fiscal 2001 compared to a loss of $261,000 for fiscal 2000.

Income Taxes.    We recorded an income tax benefit of $2.4 million for April 30, 2001 as a result of an income tax refund of $705,000 and a reduction in income tax liability in the amount of $1.7 million based on estimates of future tax liabilities based on the conclusion of a Internal Revenue Service audit. For the prior year, we incurred a tax expense of $150,000 based on an estimate for our tax liability for fiscal year 2000.

Discontinued Operations.    We incurred a loss from our subsidiary, AmQUEST in the amount of $8.2 million for fiscal year 2001 compared to a loss of $3.5 million for fiscal year 2000. This increase was due to increased hiring of sales and marketing personnel, an increase in research & development investment and lower revenues.

Operating Pattern

We experience an irregular pattern of quarterly operating results, caused primarily by fluctuations in both the number and size of software license contracts received and delivered from quarter to quarter and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. We expect this pattern to continue.

Liquidity And Capital Resources

The following table shows information about our cash flows during the fiscal years ended April 30, 2002 and April 30, 2001. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows.

	Twelve Months Ended April 30,
	2002	2001
Net cash provided by continuing operating activities before changes in operating assets and liabilities.	15,749	3,013
Increase/(decrease) in operating assets and liabilities	(8,267)	2,018

Net cash provided by (used in) continuing operating activities	7,482	5,031
Net cash provided by (used in) discontinued operations	6	(5,353)

Net cash provided by (used in) operating activities	7,488	(322)
Net cash provided by (used in) investing activities	15,394	(896)
Net cash provided by (used in) financing activities	(1,510)	(1,635)

Net increase (decrease) in cash and cash equivalents	21,372	(2,853)

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

Our operating activities provided cash of approximately $7.5 million for the fiscal year 2002, and used cash of approximately $322,000 in the fiscal year 2001. Operating cash flows increased for the period primarily because of the $11.5 million earnings from discontinued operations compared to the $8.2 million loss from those operations last year. This was partially offset by an $8.3 million decrease in net operating assets and liabilities compared to $2.0 million increase in 2001. Changes in such accounts as trading securities, trade accounts receivables, trade accounts payable, accrued expenses and deferred revenue caused the change in net operating assets and liabilities .

Cash provided by investing activities was approximately $15.4 million for fiscal 2002 and cash used in investing activities was $896,000 in 2001. Investing cash flows increased for the period primarily because of the sale of AmQUEST, for $19.7 million. The use of cash for capitalized software development cost of $3.3 million, the purchase of the balance of New Generation Computing shares for $557,000 and the purchases of $ 168,000 in property and equipment, and $137,000 in purchased software partially offset this increase.

Cash used in financing activities was approximately $1.5 million for the fiscal year 2002 and $1.6 million for fiscal 2001. We used financing cash flows for the period primarily for the payments of our capital lease obligation of $1.2 million, in addition to the repurchase of $351,000 in common stock during fiscal 2002 .

Days Sales Outstanding in accounts receivable were 70 days for fiscal year 2002 and fiscal year 2001.

Our current ratio was 2.8 to 1 and cash and investments totaled 61% of total assets at April 30, 2002 compared to a current ratio of 1.6 to 1 and cash and investments totaling 38% of total assets at April 30, 2001. Our principal sources of liquidity are our cash and investments, which totaled approximately $57.3 million at April 30, 2002. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, we may need to seek additional sources of capital to meet our requirements, either through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in further dilution to our shareholders and higher interest expense.

On December 18, 1997, our Board of Directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. As of July 12, 2002, we have repurchased approximately 1.8 million shares of common stock at a cost of approximately $5.7 million.

On December 15, 1997, Logility’s Board of Directors approved a resolution authorizing it to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For both plans, through July 12, 2002, Logility had repurchased a cumulative total of approximately 686,000 shares at a total cost of $4.6 million.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Foreign Currency.    In the fiscal year ended April 30, 2002, we generated 11% of our revenues outside the United States. International sales usually are made by our foreign subsidiaries or our Logility subsidiary and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The effect of foreign exchange rate fluctuations on us in fiscal 2002 was not material.

Interest rates and other market risks.    We manage our interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of April 30, 2002 was approximately $25.8 million. Interest income on our investments is carried in “Other income/(expense).”

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations,” which addressed financial accounting and reporting for business combinations. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. We have adopted the provisions of Statement 141. The adoption had no material impact on our financial condition or results of operations.

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” which addressed financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption of Statement No. 142, we will be required to discontinue the amortization of our goodwill and other intangible assets with indefinite lives. Additionally, we will be required to test our goodwill and other intangible assets for impairment during the first year of adoption and then at least annually, or when it is deemed appropriate, thereafter. If our goodwill or intangible assets are found to be impaired during the transitional period, the resulting write-down will be reported as a change in accounting principle. Any impairment loss recorded after the transitional period will be recorded in earnings (loss) from operations. Because goodwill and certain intangible assets will not be amortized over a specific period but rather will be reviewed for impairment annually, there could be more volatility in reported earnings (loss) than under previous accounting standards due to impairment losses occurring irregularly and in varying amounts. Although we do not currently expect that the adoption of Statement 142 will have a material adverse impact on our financial condition or results of operations, we are assessing the possible effects of this Statement. We are required to adopt Statement 142 in the first quarter of our 2003 fiscal year.

In August 2001, the FASB issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and thus will apply to our fiscal year beginning May 1, 2003. Management does not expect the adoption of SFAS No. 143 to have a material effect on our financial condition or results of operations.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144), which supersedes both FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

We adopted Statement 144 effective May 1, 2002. We do not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. We generally are required to apply prospectively the provisions of this Statement for assets held for sale or other disposal after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of Statement 144 will have on our financial statements.

FACTORS AFFECTING FUTURE PERFORMANCE

A Variety of Factors May Affect Our Future Results and the Market Price of Our Stock.

We have included certain forward-looking statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K. We may also make oral and written forward-looking statements from time to time, in reports filed with the Securities and Exchange Commission, and otherwise. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended April 30, 2000, 2001 and 2002 contained elsewhere in this Form 10-K.

Regional or global changes in economic, political and market conditions could cause decreases in demand for our software and related services, which could negatively affect our revenue and operating results and the market price of our stock.

Our revenue and profitability depend on the overall demand for our software and related services. A regional or global change in the economy and financial markets could result in the delay or canceling of customer purchases. Some of our competitors have recently announced that the current economic conditions have negatively impacted their financial results. If demand for our software and related services decreases, our revenues may decrease and our operating results would be adversely affected. Our inability to license software products to new customers may cause our stock price to fall.

We Could Experience Fluctuations in Quarterly Operating Results That Could Adversely Impact Our Stock Price.

Our revenue and operating results are difficult to predict and have varied widely from quarter to quarter in the past. We expect they will continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. We base our expense levels, operating costs and hiring plans on projections of future revenues and are relatively fixed. A failure to meet expectations of revenues could adversely affect the price of our stock. License revenues in any quarter depend substantially on the combined contracting activity of the American Software group of companies and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

•	we complete a significant portion of our license agreements within the last few weeks of each quarter;

•	our sales cycle is relatively long and variable because of the complex and mission-critical nature of our products;

•	the size of our license transactions can vary significantly;

•
the possibility of economic downturns, both domestic and international, characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs, may substantially reduce customer demand and contracting activity;

•
customers may unexpectedly postpone or cancel system replacement or new system evaluations due to changes in their strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;

•
customer evaluations and purchasing processes vary from company to company, and a customer's internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor; and

•	the number, timing and significance of software product enhancements and new software product announcements by us and by our competitors may affect purchase decisions.

Several factors may require us to defer recognition of license or service related revenue for a significant period of time after entering into a customer agreement, including:

•	whether the license agreement relates to then unavailable software products;

•	whether transactions include both currently deliverable software products and software products that are under development or other undeliverable elements;

•	whether the customer demands services that include significant modifications, customizations or complex interfaces that could delay products delivery or acceptance;

•	whether the transaction involves acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as known defects; and

•	whether the transaction involves payment terms or fees that depend upon contingencies.

Because of the factors listed above and other specific requirements under Generally Accepted Accounting Principles (GAAP) for software revenue recognition, we must have very precise terms in our customer agreements in order to recognize revenue when we initially deliver software or perform services. Although we have standard forms of license and service agreements that meet the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

Variances or slowdowns in our licensing activity in prior quarters may affect current and future consulting, training and maintenance service revenues since these revenues typically follow license fee revenues. Our ability to maintain or increase services revenue primarily depends on our ability to increase the number and size of our licensing agreements. In addition, we base our expense levels, operating costs and hiring plans on projections of future revenues and are relatively fixed. If our actual revenues fall below our expectations in any particular quarter, our business, operating results, and financial condition could be materially adversely affected.

There Is Intense Competition in Our Industry, Which Requires Us to Constantly Create New Products, Improve Our Existing Products and Sell Our Products at Competitive Prices.

We compete with a variety of software vendors, including:

•	Internet application vendors in the enterprise application software market segment;

•	vendors in the manufacturing software application market segment;

•	vendors in the emerging enterprise resource optimization software solutions market segment;

•	providers of human resource management system software products;

•	providers of financial management systems software products;

•	internal development efforts by corporate information technology departments; and

•	numerous other firms that offer products and services with new or advanced features.

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

In addition, we believe we must differentiate ourselves through different or more subtle architectural and technological factors.

Some of our competitors may have an advantage over us due to their:

•	significant worldwide presence;

•	longer operating and product development history;

•	substantially greater financial, technical and marketing resources than ours; and

•	larger installed base.

Furthermore, potential customers may consider outsourcing options, including application service providers, data center outsourcing and service bureaus as viable alternatives to licensing our software products.

We May Derive a Significant Portion of Our Revenue in any Quarter from a Limited Number of Large, Non-Recurring License Sales.

We expect to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that purchasing our products is relatively discretionary and generally involves a significant commitment of a customer’s capital resources. Therefore, a downturn in any potential customer’s business could result in order cancellations that could have a significant adverse impact on our revenue and quarterly results. Moreover, declines in general economic conditions could precipitate significant reductions in corporate spending for information technology, which could result in delays or cancellations of orders for our products.

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

Our Principal Stockholders May Control Our Management Decisions.

James C. Edenfield, Chief Executive Officer of the Company, and Thomas L. Newberry, Chairman of the Board of Directors, own 100% of our outstanding Class B common stock between them, giving them the right to elect a majority of the Board of Directors. Current directors and executive officers as a group beneficially own approximately 5.4% of our Class A common stock. Mr. Edenfield, Dr. Newberry and members of their immediate families currently constitute four of the eight members of the Board and, thus, have significant influence in directing the actions of the Board of Directors and all other matters requiring approval by stockholders, including the approval of mergers and other business combinations.

The Impact of Changes in Global Economic Conditions on Our Customers May Cause Us to Fail to Meet Expectations, Which Would Negatively Affect the Price of Our Stock.

Our operating results can vary significantly based upon the effect of changes in global economic conditions on our customers. In particular, the current macro-economic environment is more uncertain than in recent periods and has the potential to materially and adversely affect us. The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the areas in which we compete. Because we sell primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. Historically, we have relied upon relatively large license transactions, which causes us to be especially prone to this risk. Customers may defer or reconsider purchasing products if they experience a downturn in their business or if there is a continued downturn in the general economy, which may be worsened by recent terrorist attacks in the United States. Various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown and layoffs. Recently, concerns have increased throughout the technology industry regarding negative growth forecasts for calendar year 2002. Moreover, there is increasing uncertainty in the business application software market attributed to many factors, including global economic conditions and strong competitive forces.

We Have Recently Expanded Our Technology into Several New Business Areas and Cannot Be Certain that Our Expansion Will Be Successful.

Our future success depends to a large degree on the Internet being accepted and widely used for commerce. If use of the Internet for commerce does not increase as we anticipate, our business will suffer. We have in recent years expanded our technology into a number of new business areas to foster long-term growth, including electronic commerce, on-line business services and other products and services that can be offered over the Internet. These areas are relatively new to our product development, sales and marketing personnel and we cannot be sure that the markets for these products will develop or that we will be able to compete effectively or will generate significant revenues in these new areas. As a result, our success in this area is difficult to predict. In addition, rapid growth in the use of the Internet remains a comparatively recent trend. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet to conduct their operations. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products. Our business could be seriously harmed if:

•	the necessary communication and computer network technology underlying the Internet and other online services does not effectively support any expansion that may occur;

•	industry does not develop or adopt new standards and protocols in a timely manner;

•
concerns about security, reliability, cost, ease of use, accessibility, quality of service, or other facts result in the Internet not becoming established as a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for and desirability of our products and services.

Our continued success depends on our ability to achieve growth. Our ability to successfully offer products and services and to implement our business plan in a rapidly evolving market requires an effective planning and management process. To continue competing effectively and achieve future growth, we must continue to evaluate and improve the adequacy of our management structure and existing procedures, including our financial and internal controls. If we are not successful, our business, operating results, and financial condition would be materially adversely affected.

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

The Viability of Electronic Marketplaces Is Uncertain.

Electronic marketplaces that allow collaboration over the Internet among trading partners are relatively new and unproven. There can be no assurance that trading partners will adopt electronic marketplaces as a method of doing business. Trading partners may fail to participate in electronic marketplaces for a variety of reasons, including:

•	concerns about the confidentiality of information provided electronically to electronic marketplaces;

•	the inability of technological advances to keep pace with the volume of information processed by electronic marketplaces; and

•	regulatory issues, including antitrust issues that may arise when trading partners collaborate through electronic marketplaces.

Any of these factors could limit the growth of electronic marketplaces as an accepted means of commerce. Slower growth or the abandonment of the electronic marketplace concept in one or more industries could have a material adverse effect on our business, results of operations and financial condition.

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

We rely on existing relationships with certain other software vendors who are also competitors. If these vendors change their business practices in the future, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors. If the cost of licensing or maintaining these third-party software products or other technology significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our products could adversely affect future license and service revenues.

Services Revenues Carry Lower Gross Margins than License Revenues and an Overall Increase in Services Revenue as a Percentage of Total Revenues Could Have an Adverse Impact on Our Business.

Because service revenues have lower gross margins than license revenues, an increase in the percentage of total revenue represented by service revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. As a result, an increase in services revenues as a percentage of total revenue and a change in the mix between services that are provided by our employees versus services provided by third-party consultants may negatively affect our gross margins.

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

Recent Accounting Pronouncements Could Adversely Impact Our Profitability by Delaying Some Revenue Recognition into Future Periods.

In recent years, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we currently comply with SOPs 97-2, SOP 98-9 and SAB 101.

The American Institute of Certified Public Accountants has issued implementation guidelines for these standards and the accounting profession is still discussing a wide range of potential interpretations. These implementation guidelines, once finalized, could lead to unanticipated changes in our current revenue accounting practices that could cause us to recognize lower profits. As a result, we may change our business practices significantly in order to continue to recognize a substantial portion of our license revenues when we deliver our software products and services. These changes may adversely affect our business and results of operations.

Our Future Growth Depends Upon Our Ability to Build and Maintain Strategic Relationships with Third Parties.

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

However, these companies, most of which have significantly greater financial and marketing resources than we have, may commence, or in some cases increase, the marketing of business application software in competition with us, or may otherwise discontinue their relationships with or support of us. In addition, many of these companies also have relationships with one or more of our competitors and may, in some instances, select or recommend the software offerings of our competitors rather than our software. In addition, certain of these third parties compete with us directly in developing and marketing business application software and related services. If we are unable to maintain or increase our relationships with the third parties that recommend, implement, or support our software, our revenue may be materially affected. In addition, if these strategic partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of our software products, we may lose customers.

As we have done in the past, in the future we may enter into various development or joint business arrangements to develop new software products or extensions to our existing software products. Under these joint business arrangements, we may distribute ourselves or jointly sell with our business partners an integrated software product and pay a royalty to the business partner based on end-user license fees. While we intend to develop business applications that are integrated with our software products, these software products may in fact not be integrated or brought to market or the market may not accept the integrated enterprise solution. As a result, we may not achieve the revenues that we anticipated at the time we entered into the joint business arrangement.

Our Software Products and Product Development Are Complex, Which Make It Increasingly Difficult to Innovate, Extend Our Product Offerings, and Avoid Costs Related to Correction of Program Errors.

The market for our software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. For instance, existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge. As a result, it is difficult for us to estimate the life cycles of our software products. Our future success will depend in part upon our ability to:

•	continue to enhance and expand our core applications;

•	continue to sell our products;

•	continue to successfully integrate third-party products;

•	enter new markets and achieve market acceptance; and

•
develop and introduce new products that keep pace with technological developments, including developments related to the Internet, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We can license our software products for use with a variety of popular industry standard database management systems. There may be future or existing database management system platforms that achieve popularity within the business application marketplace and on which we may desire to offer our applications. These future or existing database management system products may or may not be architecturally compatible with our software product design. We may not be able to develop software products on additional platforms with the specifications and within the time frame necessary for market success.

Despite testing by us, our software programs, like all software programs generally, may contain a number of undetected errors or “bugs” when we first introduce them. We do not discover some errors until we have installed the product and our customers have used it. Correcting bugs may result in increased costs and reduced acceptance of our software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

•	vendor hardware platforms;

•	operating systems and updated versions;

•	application software products and updated versions; and

•	database management system platforms and updated versions.

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

We Sometimes Experience Delays in Product Releases, Which Can Adversely Affect Our Business.

Historically, we have issued significant new releases of our software products periodically, with minor interim releases issued more frequently. As a result of the complexities inherent in our software, major new product enhancements and new products often require long development and testing periods before they are released. On occasion, we have experienced delays in the scheduled release date of new or enhanced products, and we cannot provide any assurance that we will achieve future scheduled release dates. The delay of product releases or enhancements, or the failure of such products or enhancements to achieve market acceptance, could materially affect our business and reputation.

Our Recent and Future Acquisitions May Not Be Successful.

We have in the recent past acquired and invested, and may continue to acquire or invest, in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include:

•	the difficulty of assimilating the operations and personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies;

•	the potential disruption of our ongoing business;

•	the inability to retain key technical and managerial personnel;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	adverse impact on our annual effective tax rate;

•	dilution of existing equity holders caused by capital stock issuances to the stockholders of acquired companies or to retain employees of the acquired companies;

•	difficulty in maintaining controls, procedures and policies;

•	potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

•	the impairment of relationships with employees and customers; and

•	issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through our due diligence process.

Recent changes in the law require the use of the purchase method of accounting in all new business acquisitions. The purchase method of accounting for business combinations may require large write-offs of any in-process research and development costs related to companies being acquired, as well as ongoing amortization costs for other intangible assets valued in combinations of companies. In addition, goodwill will need to be periodically measured for impairment which may result in large future write-offs. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net income in the quarter of the combination and for several subsequent years. We may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

Recent Terrorist Activities and Resulting Military and Other Actions Could Adversely Affect Our Business.

The terrorist attacks on September 11, 2001, disrupted commerce throughout the world. In response to such attacks, the U.S. is actively using military force to pursue those behind these attacks and initiating broader actions against global terrorism. The continued threat of terrorism throughout the world, the escalation of military action, and heightened security measures in response to such threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in reductions in capital expenditures or spending on information technology, longer sales cycles, deferral or delay of customer orders, or an inability to effectively market our products, our business and results of operations could be materially and adversely affected.

Our International Operations and Sales Subject Us to Risks Associated with Unexpected Activities Outside of the United States.

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. The following factors, among others, could have an adverse impact on our business and earnings:

•	conducting business in currencies other than United States dollars subjects us to factors such as currency controls and fluctuations in currency exchange rates;

•	we may be unable to hedge some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure;

•	we may hedge some anticipated transactions and transaction exposures, but could experience losses if exchange rates move in the opposite direction;

•	we may have difficulty in offering foreign technical standards;

•	increased cost and development time required to localize our products;

•	lack of experience in a particular geographic market;

•	regulatory, social, political, labor or economic conditions in a specific country or region;

•	reduced protection for intellectual property rights in some countries;

•	cultural and language difficulties;

•	political instability;

•	difficulties in staffing and managing international operations;

•	laws, policies and other regulatory requirements affecting trade and investment including loss or modification of exemptions for taxes and tariffs, and import and export license requirements;

•	exposure to different legal standards;

•	difficulties in collecting accounts receivable and longer collection periods; and

•	operating costs in many countries are higher than in the United States.

The Euro Creates Uncertainty for Our Product Development and, as a Result, Could Affect Sales.

A number of our software releases contain European Monetary Union, or EMU, functionality that allows for dual currency reporting and information management. However, since the Euro has only recently become a legally required currency in member nations, it is likely that not all issues related to conversion to EMU have surfaced yet, and we may not have adequately addressed some that do emerge. In addition, customers may use our products with third-party products that may not be EMU compliant. Although we continue to take steps to address the impact, if any, of EMU compliance for such third-party products, failure of any critical technology components to operate properly under EMU may adversely affect sales or require us to incur unanticipated expenses to remedy any problems.

We Have Limited Protection of Intellectual Property and Proprietary Rights and May Potentially Infringe Third-Party Intellectual Property Rights.

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws and other measures to protect this information. Existing copyright laws afford only limited protection. We believe that the rapid pace of technological change in the computer software industry has made trade secret and copyright protection less significant than factors such as:

•	knowledge, ability and experience of our employees;

•	frequent software product enhancements;

•	customer education; and

•	timeliness and quality of support services;

Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. The laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States.

We generally enter into confidentiality or license agreements with our employees, customers, consultants, and vendors. These agreements control access to and distribution of our software, documentation, and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products, obtain and use information that we regard as proprietary, or develop similar technology through reverse engineering or other means. Preventing or detecting unauthorized use of our products is difficult. There can be no assurances that the steps we take will prevent misappropriation of our technology or that our license agreements will be enforceable. In addition, we may resort to litigation to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of others’ proprietary rights, or to defend against claims of infringement or invalidity in the future. Such litigation could result in significant costs or the diversion of resources. This could materially adversely affect our business, operating results and financial condition.

Third parties may assert infringement claims against us. Although we do not believe that our products infringe on the proprietary rights of third parties, we cannot guarantee that third parties will not assert or prosecute infringement or invalidity claims against us. These assertions could distract management, require us to enter into royalty arrangements, and could result in costly and time consuming litigation, including damage awards. Such assertions or defense of such claims may materially adversely affect our business, operating results, or financial condition. In addition, such assertions could result in injunctions against us. Injunctions that prevent us from distributing our products would have a material adverse effect on our business, operating results, and financial condition. If third parties assert such claims against us, we may seek to obtain a license to use such intellectual property rights. There can be no assurance that such a license would be available on commercially reasonable terms.

We May Experience Liability Claims Arising Out of the Licensing of Our Software and Provision of Services.

Our agreements normally contain provisions designed to limit our exposure to potential liability claims. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or ordinances. For example, we may not be able to avoid or limit liability for disputes relating to product performance or the provision of services. If a claim against us were to be successful, we may be required to incur significant expense and pay substantial damages. Even if we prevailed, the accompanying publicity could adversely impact the demand for our products and services.

We also rely on certain technology that we license from third parties, including software that is integrated with our internally developed software. Although these third parties generally indemnified us against claims that their technology infringes on the proprietary rights of others, such indemnification is not always available for all types of intellectual property. Often such third-party indemnifiers are not well capitalized and may not be able to indemnify us in the event that their technology infringes on the proprietary rights of others. As a result, we may face substantial exposure in the event that technology we license from a third-party infringes on another party’s proprietary rights. Defending such infringement claims, regardless of their validity, could result in significant cost and diversion of resources.

Concerns That Our Products Do Not Adequately Protect the Privacy of Consumers Could Inhibit Sales of Our Products.

One of the features of our customer management software applications is the ability to develop and maintain profiles of customers for use by businesses. Typically, these products capture profile information when customers and employees visit an Internet web site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although our customer management products are designed to operate with applications that protect user privacy, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. If we cannot adequately address customers’ privacy concerns, these concerns could seriously harm our business, financial condition and operating results.

We Face Risks Associated with the Security of our Products.

We have included security features in certain of our Internet browser-enabled products that are intended to protect the privacy and integrity of customer data. Despite these security features, our products may be vulnerable to break-ins and similar problems caused by Internet users. Such break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Break-ins include such things as hackers bypassing firewalls and accessing confidential information. Addressing problems caused by such break-ins may have a material adverse effect on our business.

Although our license agreements with our customers contain provisions designed to limit our exposure as a result of the defects listed above, such provisions may not be effective. Existing or future Federal, state, or local laws or ordinances or unfavorable judicial decisions could affect their enforceability. To date, we have not experienced any such product liability claims, but there can be no assurance that this will not occur in the future. Because our products are used in essential business applications, a successful product liability claim could have a material adverse effect on our business, operating results, and financial condition. Additionally, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management.

Growth in Our Operations Could Increase Demands on Our Managerial and Operational Resources.

If the scope of our operating and financial systems and the geographic distribution of our operations and customers increase dramatically, it may increase demands on our management and operations. Our officers and other key employees will need to implement and improve our operational, customer support and financial control systems and effectively expand, train and manage our employee base. Further, we may be required to manage an increasing number of relationships with various customers and other third parties. We may not be able to manage future expansion successfully, and our inability to do so could harm our business, operating results and financial condition.

Our Stock Price Is Volatile and There Is a Risk of Litigation.

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	announcements of technological innovations by us or our competitors;

•	new products or the acquisition of significant customers by us or our competitors;

•	developments with respect to our copyrights or other proprietary rights or those of our competitors;

•	changes in recommendations or financial estimates by securities analysts;

•	changes in management;

•	conditions and trends in the software industry generally;

•	the announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting the software industry;

•	general market conditions; and

•	domestic or international terrorism and other factors.

Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Although no such lawsuits are currently pending against us and we are not aware that any such lawsuit is threatened to be filed in the future, there is no assurance that we will not be sued based on fluctuations in the price of our common stock. Defending against such suits could result in substantial cost and divert management’s attention and resources. In addition, any settlement or adverse determination of such lawsuits could subject us to significant liability.

We Cannot Predict Every Event and Circumstance That May Impact Our Business and, Therefore, the Risks and Uncertainties Discussed Above May Not Be the Only Ones You Should Consider.

The risks and uncertainties discussed above are in addition to those that apply to most businesses generally. In addition, as we continue to operate our business, we may encounter risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
April 30, 2002 and 2001

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$31,429	10,057
Investments—current	20,433	15,118
Trade accounts receivable, less allowance for doubtful accounts of $906 in 2002 and $1,656 in 2001:
Billed	9,828	12,303
Unbilled	1,848	3,321
Deferred income taxes	—	1,280
Prepaid expenses and other current assets	1,197	1,579

Total current assets	64,735	43,658
Investments—noncurrent	5,393	5,926
Property and equipment, less accumulated depreciation	10,213	16,842
Intangible assets, less accumulated amortization	12,094	13,913
Other assets	1,740	1,728

	$94,175	82,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,820	2,658
Accrued compensation and related costs	2,626	3,523
Income tax payable	701	1,126
Other current liabilities	7,791	7,117
Deferred revenue	10,573	13,633

Total current liabilities	23,511	28,057
Other noncurrent liabilities	152	1,045
Deferred income taxes	—	1,280

Total liabilities	23,663	30,382

Minority interest	4,095	3,834
Shareholders’ equity:
Common stock:
Class A, $0.10 par value. Authorized 50,000,000 shares; issued 21,644,410 shares in 2002 and 21,622,290 shares in 2001	2,164	2,162
Class B, $0.10 par value. Authorized 10,000,000 shares; issued and outstanding 4,082,289 shares in 2002 and 2001; convertible into Class A shares on a one-for-one basis	408	408
Additional paid-in capital	66,165	65,952
Accumulated other comprehensive income	248	248
Retained earnings (accumulated deficit)	15,286	(3,415)
Class A treasury stock, 3,026,154 shares and 2,920,854 shares as of April 30, 2002 and 2001	(17,854)	(17,504)

Total shareholders’ equity	66,417	47,851
Commitments and contingencies (notes 11 and 12)

	$94,175	82,067

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
Years ended April 30, 2002, 2001, and 2000
	2002	2001	2000
Revenues:
License fees	$12,052	12,778	20,572
Services	30,671	34,527	41,125
Maintenance	21,907	23,867	25,198

Total revenues	64,630	71,172	86,895

Cost of revenues:
License fees	4,592	5,681	5,177
Services	18,094	22,694	25,907
Maintenance	3,936	5,225	9,750

Total cost of revenues	26,622	33,600	40,834

Research and development costs	10,497	15,289	20,121
Less capitalizable software	(3,288)	(3,949)	(10,446)
Marketing and sales expense	13,297	20,092	22,643
General and administrative expenses	11,851	12,799	12,818
Provision for doubtful accounts	503	1,274	385
Charge for asset impairment and restructuring	—	10,458	—

Operating income (loss)	5,148	(18,391)	540
Other income:
Interest income	1,247	1,993	2,233
Minority interest	(339)	914	(261)
Other, net	1,135	(1,331)	(140)

Income (loss) from continuing operations before income taxes	7,191	(16,815)	2,372
Income tax (benefit) expense	—	(2,418)	150

Income (loss) from continuing operations	7,191	(14,397)	2,222
Discontinued operations:
Loss from operations of discontinued segment, net of taxes of $-0-	(1,866)	(8,183)	(3,464)
Gain on disposal of discontinued segment, net of taxes of $-0-	13,376	—	—

Net earnings (loss)	$18,701	(22,580)	(1,242)

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.32	(0.63)	0.10
Discontinued operations	0.50	(0.36)	(0.16)

	$0.82	(0.99)	(0.06)

Diluted:
Continuing operations	$0.32	(0.63)	0.09
Discontinued operations	0.50	(0.36)	(0.16)

	$0.82	(0.99)	(0.07)

Shares used in the calculation of earnings (loss) per common share:
Basic	22,773,128	22,730,101	21,721,636
Diluted	22,910,880	22,730,101	23,446,455

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years ended April 30, 2002, 2001, and 2000

	Common stock				Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Treasury stock	Total Shareholders’ equity	Comprehensive income
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 1999	19,469,405	$1,946,940	4,768,289	$476,829	60,367,900	244,912	20,407,727	(16,247,142)	67,197,166
Proceeds from stock options exercised	1,321,995	132,220	—	—	4,288,933	—	—	—	4,421,133
Conversion of Class B shares into Class A shares	682,00	68,200	(682,000)	(68,200)	—	—	—	—	—
Noncash stock compensation	—	—	—	—	208,217	—	—	—	208,217
Repurchase of 321,562 Class A shares	—	—	—	—	—	—	—	(1,256,427)	(1,256,427)
Issuance of 2,884 Class A shares under Dividend Reinvestment and Stock Purchase Plan	2,884	288	—	—	9,753	—	—	—	10,041
Decrease in Minority interest in subsidiary, resulting from purchase of stock	—	—	—	—	366,325	—	—	—	366,325
Net loss	—	—	—	—	—	—	(1,242,788)	—	(1,242,788)	$(1,2242,778)
Translation adjustments	—	—	—	—	—	1,997	—	—	1,997	1,997
Comprehensive income for fiscal 1999										$(1,240,781)

Balance at April 30, 2000	21,476,284	2,147,628	4,086,289	408,629	65,241,128	246,909	19,164,949	(17,503,569)	69,705,674
Proceeds from stock options exercised	125,398	12,540	—	—	383,127	—	—	—	395,667
Conversion of Class B shares into Class A shares	4,000	400	(4,000)	(400)	—	—	—	—	—
Noncash stock compensation	—	—	—	—	265,085	—	—	—	265,085
Issuance of 16,608 Class A shares under Dividend Reinvestment and Stock Purchase Plan	16,608	1,661	—	—	37,975	—	—	—	39,636
Decrease in minority interest in subsidiary, resulting from purchase of stock	—	—	—	—	24,734	—	—	—	24,734
Net loss	—	—	—	—	—	—	(22,580,504)	—	(22,580,504)	$(22,580,504)
Translation adjustments	—	—	—	—	—	533	—	—	533	533

Comprehensive income for fiscal 2000										$(22,579,971)

Balance at April 30, 2001	21,622,290	2,162,229	4,082,289	408,229	65,952,049	247,442	(3,415,555)	(17,503,569)	47,850,825
Proceeds from stock options exercised	13,800	1,380	—	—	54,380	—	—	—	55,760
Noncash stock compensation	—	—	—	—	64,518	—	—	—	64,518
Repurchase of 105,300 Class A shares	—	—	—	—	—	—	—	(350,800)	(350,800)
Issuance of 8,320 Class A shares under Dividend Reinvestment and Stock Purchase Plan	8,320	832	—	—	15,482	—	—	—	16,314
Decrease in minority interest in subsidiary, resulting from purchase of stock	—	—	—	—	78,159	—	—	—	78,159
Net income	—	—	—	—	—	—	18,701,492	—	18,701,492	$18,701,492
Translation adjustments	—	—	—	—	—	618	—	—	618	618

Comprehensive income for fiscal 2001										$18,702,110

Balance at April 30, 2002	21,644,410	$2,164,441	4,082,289	$408,229	66,164,588	248,060	15,285,937	(17,854,369)	66,416,866

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)  Years ended April 30, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$18,701	(22,580)	(1,242)
Income (loss) from discontinued operations	11,510	(8,183)	(3,464)

Income (loss) from continuing operations	7,191	(14,397)	2,222

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Charge for asset impairment and purchased R&D	—	9,446	—
Depreciation and amortization	7,118	8,547	7,363
Net loss (gain) on investments	52	65	(250)
Loss on disposal of property	984	—	73
Minority interest in net earnings (loss) of subsidiary	339	(914)	261
Grants of compensatory stock options	65	266	208
Changes in operating assets and liabilities:
Purchases of trading securities	(8,282)	(1,591)	(7,998)
Proceeds from sale of trading securities	833	5,711	7,894
Proceeds from maturities of trading securities	2,667	273	3,455
Accounts receivable	2,265	4,752	697
Prepaid expenses and other current assets	16	27	(508)
Accounts payable and other current liabilities	(2,706)	(4,850)	1,517
Deferred revenue	(3,060)	(2,304)	(362)

Net cash provided by continuing operations	7,482	5,031	14,572
Net cash provided by (used in) discontinued operations	6	(5,353)	(793)

Net cash provided by (used in) operating activities	7,488	(322)	13,779

Cash flows from investing activities:
Capitalized software development costs	(3,288)	(3,949)	(10,446)
Purchased software	(137)	(587)	(603)
Purchase of majority interest in subsidiaries, net of cash received	(557)	(517)	(658)
Minority investment and additional funding in business	—	—	(601)
Purchases of property and equipment	(168)	(995)	(1,166)
Purchases of property and equipment related to discontinued operations	—	(576)	(1,012)
(Purchases) sales of investments, net	(61)	5,833	(7,139)
Purchases of common stock by subsidiary	(130)	(105)	(768)
Cash received in connection with disposal of discontinued segment, net of cash paid for transaction costs	19,735	—	—

Net cash provided by (used in) investing activities	15,394	(896)	(22,393)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(950)
Payments of capital lease obligations	(1,231)	(2,075)	(2,268)
Repurchases of common stock	(351)	—	(1,256)
Proceeds from Dividend Reinvestment Plan	16	44	10
Proceeds from exercise of stock options	56	396	4,421

Net cash used in financing activities	(1,510)	(1,635)	(43)

Net change in cash and cash equivalents	21,372	(2,853)	(8,657)
Cash and cash equivalents at beginning of year	10,057	12,910	21,567

Cash and cash equivalents at end of year	$31,429	10,057	12,910

Supplemental disclosures of cash paid during the year for:
Income taxes	$61	131	248
Interest	140	365	106
Supplemental disclosures of noncash operating, investing, and financing activities:
Assumption of capital lease obligations for property and equipment	—	2,443	2,289
See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2002, 2001, and 2000

(1)    Summary of Significant Accounting Policies

(a) Basis of Presentation

Founded in 1970 and headquartered in Atlanta, Georgia, American Software, Inc. and its subsidiaries (collectively, the Company) are engaged in the development, marketing, and support activities of a broad range of computer business application software products. The Company’s operations are principally in the computer software industry, and its products and services are used by customers within the United States and certain international markets. The consolidated financial statements include the accounts of American Software, Inc., its wholly owned subsidiaries, and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions.

License.    License revenues in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists to defer any revenue related to undelivered elements of the arrangement.

Maintenance.    Revenue derived from maintenance contracts primarily include telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Maintenance contracts are typically sold for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. Maintenance fees are generally billed annually in advance. Maintenance revenue are recognized ratably over the term of the maintenance agreement. In situations where the maintenance fee is bundled with the license fee, Vendor Specific Objective Evidence (VSOE) for maintenance is determined based on stated renewal rates in the contract, which generally average 18% of the net license fee.

Services.    Revenues derived from services primarily include consulting, implementation, and training. Fees are billed under both time and materials and fixed fee arrangements and are recognized as services are performed.

The percentage-of-completion method of accounting is utilized to recognize revenue on products under development for fixed amounts. Progress under the percentage-of-completion method is measured based on management’s best estimate of the cost of work completed in relation to the total cost of work to be performed under the contract. Any estimated losses on products under development for fixed amounts are immediately recognized in the consolidated financial statements.

Deferred Revenues.    Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized.

Indirect Channel Revenue.    Sales are recognized through indirect channels only when a sale has been made by the distributor to an end-user. Revenue from indirect channels are recognized upon delivery of the software to the end-user assuming all other conditions of SOP 97-2 and SOP 98-9 are met.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

(c) Cost of Revenues

Cost of revenues for licenses include amortization of capitalized computer software development costs and purchased computer software costs, salaries and benefits, and royalties paid to third-party software vendors. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(e) Investments

Investments consist of money market funds, debt securities, and marketable equity securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Pursuant to the provisions of SFAS 115, the Company has classified its investment portfolio as “trading” and “held-to-maturity.” “Trading” securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings. “Held-to-maturity” investments are recorded at amortized cost. No adjustment is made for unrealized gains and losses on held-to-maturity investments.

(f) Property and Equipment

Property and equipment are recorded at cost. Depreciation of buildings, computer equipment, and office furniture and equipment is calculated using the straight-line method based upon estimated useful lives of 30 years, three to five years, and five years, respectively. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter.

(g) Intangible Assets

Capitalized Computer Software Development Costs.    The Company capitalizes certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized and purchased computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

Goodwill and Other Intangible Assets.    Goodwill and other intangibles are amortized on a straight-line basis over the expected periods to be benefited, generally three to seven years. The Company evaluates the

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

recoverability of these intangible assets at each period-end using the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such an evaluation indicates a potential impairment, the Company uses the fair value to determine the amount of these intangible assets that should be written off. Goodwill additions of approximately $557,000, $517,000, and $601,000 relate to the purchase of the remaining interest in New Generation Computing during 2002, 2001, and 2000, respectively. Goodwill additions of $130,000, $105,000, and $768,000 relate to the purchase of additional interests in Logility, Inc. (Logility) during 2002, 2001, and 2000, respectively.

Total Expenditures, Amortization, and Write-offs.    Total expenditures for capitalized computer software development costs, total research and development expense, total amortization of capitalized computer software development costs, total amortization of purchased computer software costs and write-off of capitalized computer software costs are as follows:

	Years ended April 30
	2002	2001	2000
	(In thousands)
Total capitalized computer software development costs	$3,288	3,949	10,446
Total research and development expense	7,209	11,340	9,675

Total research and development expense and capitalized computer software development costs	$10,497	15,289	20,121

Total amortization of capitalized computer software development costs	$3,946	3,790	3,632
Total amortization of purchased computer software cost	365	476	346
Write-off of capitalized software costs as a result of net realizable value analyses	—	9,446	—

(h) Income Taxes

The Company accounts for income taxes using the asset and liability method of SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i) Net Earnings (Loss) Per Common Share

Basic earnings (loss) per common share available to common shareholders are based on the weighted average number of Class A and B common shares outstanding, since the Company considers the two classes of common stock as one class for the purposes of the per share computation. Diluted earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

The numerator in calculating both basic and diluted earnings (loss) per common share for each year is the same as net earnings (loss). The denominator is based on the following number of common shares:

	Years ended April 30
	2002	2001	2000
	(In thousands)
Common shares:
Weighted average common shares outstanding:
Class A shares	18,691	18,648	17,636
Class B shares	4,082	4,082	4,086

Basic weighted average common shares outstanding	22,773	22,730	21,722
Dilutive effect of outstanding Class A common stock options outstanding	138	—	1,724

Total	22,911	22,730	23,446

Net earnings (loss)	$18,701	(22,580)	(1,242)

For the years ended April 30, 2002, 2001, and 2000 approximately 4,008,000, 3,768,000, and 2,746,000 stock options, respectively, were excluded from the computation of diluted loss per share because they were antidilutive.

(j) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

(k) Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets using SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those related to discontinued operations, be reported at the lower of carrying amount or fair value less cost to sell.

(l) Stock Compensation Plans

The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which encourages entities to recognize the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

Under APB Opinion No. 25, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures under the provisions of SFAS No. 123.

(m) Sales of Subsidiary Stock

The Company has elected to record gains and losses from sales of subsidiary stock as a component of equity.

(n) Reclassifications

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the presentation adopted in 2002.

(o) Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net earnings (loss) and foreign currency translation adjustments and is presented in the consolidated statements of shareholders’ equity and comprehensive income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations.

(2)    Investments

Investments consist of the following:

	April 30
	2002	2001
	(In thousands)
Trading:
Debt securities:
U.S. Treasury securities	$6,089	—
Tax-exempt state and municipal bonds	928	2,416

Total debt securities	7,017	2,416
Equity securities	3,418	3,298

	$10,435	5,714

	April 30, 2002
	Carrying value	Fair value	Unrealized gain (loss)
	(In thousands)
Held-to-maturity:
Government securities	$2,441	2,435	(6)
Commercial paper	5,991	5,996	5
Corporate bonds	6,959	6,971	12

	$15,391	15,402	11

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

	April 30, 2001
	Carrying value	Fair value	Unrealized gain
	(In thousands)
Held-to-maturity:
Government securities	$2,749	2,778	29
Commercial paper	7,175	7,175	—
Corporate bonds	5,406	5,507	101

	$15,330	15,460	130

The total carrying value of all investments on a consolidated basis was approximately $25,826,000 and $21,044,000 at April 30, 2002 and 2001, respectively. Future maturities of investments at April 30, 2002 are as follows (in thousands):

Year ending April 30:
2003	$20,433
2004	1,998
2005	439
2006	—
2007	1,689
Thereafter	1,267

Total investments	$25,826

In 2002, 2001, and 2000, the Company’s investment portfolio of trading securities experienced net unrealized holding gains (losses) of approximately $396,000, $(1,073,000), and $(1,416,000), respectively, which have been included in other income, net in the 2002, 2001, and 2000 consolidated statements of operations.

At April 30, 2002, 82% of the tax-exempt state and municipal bonds related to state and municipal governments and authorities in Georgia.

(3)    Fair Value of Financial Instruments

The Company’s financial instruments, excluding investments, consisted of cash and cash equivalents; trade accounts receivable and unbilled accounts receivable; accounts payable; accrued compensation and related costs; and other current liabilities. These aforementioned financial instruments carrying amounts approximate fair value because of the short-term maturity of those instruments. For the Company’s investments classified as “trading,” the carrying value represents fair value. See note 2 for the fair value of the Company’s investments classified as “held-to-maturity.”

(4)    Property and Equipment

Property and equipment consist of the following at April 30, 2002 and 2001 (in thousands):

	2002	2001
Buildings and leasehold improvements	$16,475	17,850
Computer equipment	11,661	13,923
Office furniture and equipment	3,982	10,429

	32,118	42,202
Less accumulated depreciation and amortization	21,905	25,360

	$10,213	16,842

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

(5)    Intangible Assets

Intangible assets consist of the following at April 30, 2002 and 2001 (in thousands):

	2002	2001
Capitalized computer software development costs	$26,692	23,404
Purchased computer software costs	1,525	5,205
Goodwill	7,701	7,014

	35,918	35,623
Less accumulated amortization	23,824	21,710

	$12,094	13,913

(6)    Income Taxes

Income tax expense (benefit) consists of the following:

	Year ended April 30
	2002	2001	2000
	(In thousands)
Current:
Federal	$—	(2,418)	—
State	—	—	150

	—	(2,418)	150

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

	$—	(2,418)	150

The Company’s effective income tax rate of 0% 10%, and 14% for the years ended April 30, 2002, 2001, and 2000, respectively, differs from the “expected” income tax expense (benefit) for those years calculated by applying the Federal statutory rate of 34% to income (loss) from continuing operations before income taxes as follows:

	Years ended April 30
	2002	2001	2000
	(In thousands)
Computed “expected” income tax expense (benefit)	$2,445	(5,717)	806
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	664	(1,092)	57
IRS settlement	—	(2,957)	—
Tax-exempt interest income	(16)	(54)	(64)
Change in valuation allowance for deferred tax assets	(5,015)	7,671	(773)
Amquest net operating loss	1,986	—	—
Permanent differences	(54)	(269)	179
Other	(10)	—	(55)

	$—	(2,418)	150

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

Permanent differences are primarily derived from nondeductible in-process research and development charges and amortization of goodwill.

The significant components of deferred income tax expense attributable to income (loss) from continuing operations before income taxes for the years ended April 30, 2002, 2001, and 2000 are as follows:

	Years ended April 30
	2002	2001	2000
	(In thousands)
Deferred tax (benefit) expense	$5,015	(7,671)	773
(Decrease) increase in beginning-of-the year balance of the valuation allowance for deferred tax assets	(5,015)	7,671	(773)

	$—	—	—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2002 and 2001 are presented as follows:

	April 30
	2002	2001
	(In thousands)
Deferred tax assets:
Expenses, due to accrual for financial reporting purposes	$565	1,048
Accounts receivable, due to allowance for doubtful accounts	329	642
Compensation expense related to grants of nonqualified stock options	290	275
Net operating loss carryforwards	8,914	17,801
Foreign tax credit carryforwards	777	777
Intangible asset amortization	922	922
Gain on investments not recognized for tax purposes	1,274	1,272
Other	29	64
Credits	718	718
Property and equipment, primarily due to differences in depreciation	161	—

Total gross deferred tax assets	13,202	23,519
Less valuation allowance	(9,183)	(18,659)

Net deferred tax assets	4,019	4,860

Deferred tax liabilities:
Capitalized computer software development costs	(1,312)	(1,800)
Property and equipment, primarily due to differences in depreciation	—	(1,378)
Stock and bond valuation	(1,013)	(1,013)
Other	(1,694)	(669)

Total gross deferred tax liabilities	(4,019)	(4,860)

Net deferred tax liability	$—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at April 30, 2002 and 2001.

At April 30, 2002, the Company has net operating loss carry forwards for federal income tax purposes of approximately $19 million which are available to offset future federal taxable income, if any, through 2022.

(7)    Acquisitions and Dispositions

In July 1998, the Company purchased an 80% majority interest in New Generation Computing (NGC), a company which specializes in accounting and manufacturing control software for the sewn goods industry (apparel, handbags, shoes, hats, etc.). The related goodwill of $1.4 million is being amortized over a seven-year period. During 2002, 2001, and 2000, the Company purchased the remaining 20% interest in NGC for approximately $557,000, $517,000, and $658,000, respectively, which was recorded as goodwill.

In January 1996, the Company acquired a 60% interest in Intellimedia Commerce, Inc. (Intellimedia), a company which builds and maintains systems for commerce on the Internet, for $850,000. In April 1998, the Company acquired an additional 3% interest in Intellimedia for $115,000. To maintain its majority ownership interest, the Company invested an additional $367,500 in 2000. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. The related minority interest is not significant.

In January 2001, the Intellimedia board of directors voted to wind down the Company due to a substantial slowdown in their industry. The Company wrote off the investment in Intellimedia, including all of their assets in January 2001. The total amount written off was $965,000.

Effective February 5, 2002, the Company signed an agreement with Infocrossing, Inc. to sell AmQUEST, Inc. (AmQUEST), a wholly owned subsidiary that provides information technology services, business continuity services, and systems and network management services in various industries. Upon completion of the sale, Infocrossing paid approximately $20,284,000 in cash in exchange for all of the outstanding shares of AmQUEST. The Company recorded a gain of $13,376,000 on the sale and reflected this business as a discontinued operation beginning in the fourth quarter of 2002. The gain (loss) from discontinued operations was approximately $11,510,000 or $0.50 per share, $(8,183,000) or $(0.36) per share, and $(3,464,000) or $(0.16) per share for the years ended April 30, 2002, 2001, and 2000, respectively. The gain on the sale of approximately $13,376,000 was due primarily to the excess of the purchase price over the net assets, net of certain closing costs, lease commitments, and costs related to commitments to subscribe to AmQUEST services. The consolidated financial statements and related notes for all periods have been reclassified, where applicable, to reflect the Amquest business as a discontinued operation.

At April 30, 2002, there were no assets related to the discontinued AmQUEST segment. Liabilities at April 30, 2002 consisted of approximately $1,550,000 of lease commitments, $900,000 of costs related to commitments for AmQUEST services, $550,000 for accrued compensation, and $450,000 in accrued closing costs. AmQUEST revenues for the year ended April 30, 2002, 2001 and 2000 were $12,395,000, $15,958,000, $18,617,000, respectively.

(8)    Asset Impairment and Restructuring

During October 2000, the Company incurred a charge against earnings of $9.5 million related to the write-off of certain capitalized software development costs. This write-off was the result of lower than anticipated sales

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

of the Company’s ERP products in recent periods. The Company also experienced a restructuring charge of approximately $970,000, which was a result of severance expenses for involuntarily terminated employees in sales, marketing, services, and research and development. Included in the charge was a noncash charge of approximately $270,000 related to the accelerating of vesting of stock options for the severed employees. The restructuring plan was completed by April 30, 2001.

(9)    Shareholders’ Equity

Certain Class A and Class B Common Stock Rights

Except for the election or removal of Directors and class votes as required by law or the Articles of Incorporation, holders of both classes of common stock vote as a single class on all matters with each share of Class A common stock entitled to cast one-tenth vote per share and each share of Class B common stock entitled to cast one vote per share. Neither has cumulative voting rights. Holders of Class A common stock, as a class, are entitled to elect 25% of the board of directors (rounded up to the nearest whole number of Directors) if the number of outstanding shares of Class A common stock is at least 10% of the number of outstanding shares of both classes of common stock. No cash or property dividend may be paid to holders of shares of Class B common stock during any fiscal year of the Company unless a dividend of $0.05 per share has been paid in such year on each outstanding share of Class A common stock. This $0.05 per share annual dividend preference is noncumulative. Dividends per share of Class B common stock during any fiscal year may not exceed dividends paid per share of Class A common stock during each year. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the shareholder. Class A and B shares are considered as one class for purpose of the earnings (loss) per share computation.

Employee Stock Purchase Plan

In December 1998 the Company began an Employee Stock Purchase Plan that offers employees the right to purchase shares of the Company’s common stock at 85% of the market price, as defined, pursuant to the Employee Stock Purchase Plan (the Purchase Plan). Under the Purchase Plan, full-time employees, except persons owning 5% or more of the Company’s common stock, are eligible to participate after one month of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan up to a maximum of $15,000 per year. During the fiscal year ended April 30, 2002, shares issued under the Purchase Plan were 22,024.

In November 1998, Logility, Inc., a subsidiary of the Company, began an Employee Stock Purchase Plan that offers employees the right to purchase shares of Logility’ s common stock at 85% of the market price, as defined, pursuant to the Employee Stock Purchase Plan (the Subsidiary Purchase Plan). Under the Subsidiary Purchase Plan, full-time employees, except persons owning 5% or more of Logility’s common stock, are eligible to participate after one month of employment. Employees may contribute up to 15% of their annual salary toward the Subsidiary Purchase Plan up to a maximum of $15,000 per year. A maximum of 200,000 shares of common stock may be purchased under the Subsidiary Purchase Plan. Common stock is purchased in the open market on behalf of the participants. The Company contributes to the purchase price in order to provide for the 15% discount to market price. During the fiscal year ended April 30, 2002, shares issued under the Subsidiary Purchase Plan were 40,265.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

Stock Option Plans

In fiscal 1992, the Company discontinued issuing options under its Incentive Stock Option Plan and its Nonqualified Stock Option Plan. There were no options outstanding under these plans at April 30, 2002. These plans were replaced with the 1991 Employee Stock Option Plan (1991 Plan) and the Director and Officer Stock Option Plan (D and O Plan). Under the 1991 Plan, the board of directors is authorized to grant key employees options to purchase up to 3.6 million shares of Class A common stock, plus any shares granted under the terminated plans that terminate or expire without being wholly exercised.

These options vest in four equal annual installments commencing one year from the effective date of grant. All options must be exercised within ten years of the effective date of grant, but will expire sooner if the optionees employment terminates. Under the D and O Plan, the board of directors is authorized to grant directors and officers options to purchase up to 1.0 million shares of Class A common stock. These options typically are exercisable based upon the terms of such options up to 10 years after the date of grant, but will expire sooner if the optionees employment terminates. Additionally, both the 1991 Plan and D and O Plan can issue either incentive stock options or nonqualified stock options. Both the 1991 Plan and D and O Plan terminated on May 13, 2001.

On February 14, 2000, the Company amended the 1991 Plan to increase the number of authorized options from 3.6 million to 4.6 million. The Company also modified the 1991 Plan to allow the exercise of options beyond the initial three-month allowance from the termination date of an option holder’ s employment, but not to exceed 10 years, for retired employees, as defined, or any employee as designated by the board of directors at its sole discretion. This right was granted to certain employees during 2002, 2001, and 2000 and created a compensation charge of approximately $65,000, $266,000, and $208,000, respectively, for the difference between the original exercise price of the option and the fair market value of the Company’s common stock at the date the right was granted.

On May 16, 2000, the Company established the American Software, Inc. 2001 Stock Option Plan (the 2001 Plan). Under the 2001 Plan, the Company is authorized to grant directors, executive officers and other key employees options to purchase up to 2.0 million shares of Class A common stock. All future option grants will be made under the 2001 Plan and no further grants will be made under the 1991 Plan or the D and O Plan.

Incentive and nonqualified options exercisable at April 30, 2002 are 1,526,997 and 508,465 shares, respectively. Options available for grant at April 30, 2002, for the 2001 Plan are 468,063 shares.

Effective August 7, 1997, Logility Inc., a subsidiary of the Company, adopted the Logility, Inc. 1997 Stock Plan (Subsidiary Stock Plan). The Subsidiary Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of Logility, Inc. The Subsidiary Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1.2 million shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights (SARs), as defined, may be granted under the Subsidiary Stock Plan. The options generally vest over a four-year period. The terms of the options generally are for ten years. Logility has not granted any SARs to date.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

earnings (loss) and diluted earnings (loss) per share would have been changed to the pro forma amounts indicated below (including amount for Subsidiary Stock Plan):

	Years ended April 30
	2002	2001	2000
	(In thousands, except per share data)
Net earnings (loss):
As reported	$18,701	(22,580)	(1,242)
Pro forma	15,420	(27,121)	(5,154)

Diluted earnings (loss) per share:
As reported	0.82	(0.99)	(0.06)
Pro forma	0.67	(1.19)	(0.24)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	80.0%	121.2%	104.9%
Risk-free interest rate	4.9%	5.9%	5.6%
Expected life	8 years	8 years	8 years

A summary of the status of the Company’s stock option plans as of April 30, 2002, 2001, and 2000 and changes during the years ended on those dates is presented below:

	2002		2001		2000
Fixed options	Shares	Weighted average price	Shares	Weighted average price	Shares	Weighted average price
Outstanding at beginning of year	3,768,149	$3.64	2,746,451	$3.76	3,418,796	$3.10
Granted	837,874	1.96	1,828,400	3.65	1,116,650	4.80
Exercised	(13,800)	2.72	(125,398)	3.02	(1,321,995)	3.25
Forfeited/canceled	(446,609)	3.51	(681,304)	4.28	(467,000)	2.94

Outstanding at end of year	4,145,614	3.31	3,768,149	3.64	2,746,451	3.76

Options exercisable at year-end	2,035,462	3.80	1,341,932	4.10	743,879	5.07
Weighted average fair value of options granted during the year	1.39		3.36		4.38

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

The following table summarizes information about fixed stock options outstanding at April 30, 2002:

	Option outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2002	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at April 30, 2002	Weighted average exercise price
$ 0.00– 1.69	173,250	9.2	$ 1.52	14,625	$ 1.47
1.70– 3.38	2,581,605	6.5	2.48	1,304,073	2.66
3.39– 5.06	986,012	7.3	3.95	385,199	3.92
5.07 – 6.75	134,497	6.8	5.55	77,940	5.59
6.76– 8.44	184,750	4.9	7.31	168,125	7.32
8.45–10.13	500	5.3	8.75	500	8.75
10.14–11.81	15,000	5.5	11.75	15,000	11.75
11.82–13.50	70,000	7.9	12.75	70,000	12.75

	4,145,614	6.8	3.31	2,035,462	3.80

A summary of the status of the Subsidiary Stock Plan as of April 30, 2002, 2001, and 2000 and changes during the years then ended is presented below:

	2002		2001		2000
Fixed options	Shares	Weighted average price	Shares	Weighted average price	Shares	Weighted average price
Outstanding at beginning of year	779,021	$4.37	764,089	$4.73	555,446	$4.22
Granted	165,250	3.15	132,000	3.17	415,400	5.04
Exercised	(6,500)	2.81	(5,260)	2.75	(43,454)	2.96
Forfeited/canceled	(156,349)	5.72	(111,808)	5.53	(163,303)	4.28

Outstanding at April 30, 2002	781,422	3.85	779,021	4.37	764,089	4.73

Options exercisable at April 30, 2002	417,291	4.20	326,841	4.87	126,438	6.17
Weighted average fair value of options granted during the year	2.40		2.94		2.63

The following table summarizes information about fixed stock options outstanding at April 30, 2002 under the Subsidiary Stock Plan:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding at April 30, 2002	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at April 30, 2002	Weighted average exercise price
$ 1.63– 3.25	395,320	7.0	$ 2.76	227,989	$ 2.75
3.26– 4.88	319,012	7.3	3.82	137,212	4.00
4.89– 8.13	27,000	7.5	7.30	17,000	7.33
8.14–13.00	20,045	5.2	11.63	15,045	10.23
13.01–14.63	13,045	2.9	14.50	13,045	14.50
14.64–16.25	7,000	6.5	15.61	7,000	15.61

	781,422	7.0	3.85	417,291	4.20

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

(10)    International Revenues and Significant Customer

International revenues approximated $7.4 million or 11%, $8.5 million or 12%, and $7.8 million or 9% of consolidated revenues for the years ended April 30, 2002, 2001, and 2000, respectively, and were primarily from customers in Canada and Europe.

One customer accounted for approximately 11% of consolidated revenues for the year ended April 30, 2002. Accounts receivable from this customer was $1,869,000 at April 30, 2002. No individual customer accounted for more than 10% of consolidated revenues for the years ended April 30, 2001 or 2000.

(11)    Commitments

Leases

The Company leases an office facility from a partnership controlled by the two Class B shareholders, under an operating lease that by its term expired December 31, 1996. An extension of that lease, on a month-to-month basis, has been approved by the board of directors, pending negotiation of a new long-term lease. Amounts expensed under this lease for each of the years ended April 30, 2002, 2001, and 2000 approximated $300,000.

The Company leases other office facilities and equipment under various operating leases expiring through 2005. Rental expense for these leases approximated $788,000, $911,000 and $1,161,000 for the years ended April 30, 2002, 2001, and 2000, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2002 are as follows:

Year ending April 30:
2003	$827
2004	345
2005	179
2006	7

Total minimum lease payments	$1,358

401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 15% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2002, 2001, or 2000.

Effective January 1, 1999, the Company began contributing an employer match in an amount equal to 25% of the eligible participant’s compensation contributed to the Plan subject to a maximum of 6% of compensation. The Company’s matching contributions totaled $281,492, $404,230, and $488,942 for 2002, 2001, and 2000, respectively.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

Effective January 1, 2002, the Company amended the 401(k) Plan to discontinue the matching contributions. The 401(k) Plan was further amended to allow the Company to make a discretionary matching contribution at a rate to be determined by the Company. No discretionary matching contributions have been made subsequent to January 1, 2002.

(12)    Contingencies

The Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the financial position or results of operations of the Company.

(13)    Segment information

On May 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The Company operates and manages its business in two segments based on software and services provided in two key product markets. First, Enterprise Resource Planning (ERP) automates customers’ internal financing, human resources, and manufacturing functions. Second, Business-to-Business Collaborative Commerce (BBCC), provides advanced business-to-business collaborative planning and integrated logistics capabilities.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

	2002	2001	2000
	(In thousands)
Revenues:
Enterprise resource planning	$28,945	37,449	51,092
Business-to-business collaborative commerce	29,399	28,206	32,289
Other	6,286	5,517	3,514

Total	$64,630	71,172	86,895

Operating income before intersegment eliminations:
Enterprise resource planning	$3,907	(12,841)	(894)
Business-to-business collaborative commerce	1,150	(5,692)	1,251
Other	91	142	183

Total	$5,148	(18,391)	540

Intersegment eliminations:
Enterprise resource planning	$(2,346)	(2,156)	(2,131)
Business-to-business collaborative commerce	2,346	2,156	2,131

Total	$—	—	—

Operating income after intersegment eliminations:
Enterprise resource planning	$1,561	(14,997)	(3,025)
Business-to-business collaborative commerce	3,496	(3,536)	3,382
Other	91	142	183

Total	$5,148	(18,391)	540

Capital expenditures:
Enterprise resource planning	$33	691	625
Business-to-business collaborative commerce	133	300	538
Other	2	4	3

Total	$168	995	1,166

Capital software:
Enterprise resource planning	$302	983	7,073
Business-to-business collaborative commerce	2,986	2,966	3,373

Total	$3,288	3,949	10,446

Depreciation and amortization:
Enterprise resource planning	$2,779	5,035	3,876
Business-to-business collaborative commerce	4,338	3,511	3,485
Other	1	1	2

Total	$7,118	8,547	7,363

Identifiable assets:
Enterprise resource planning	$50,232	37,738	67,495
Business-to-business collaborative commerce	40,113	40,346	42,330
Other	3,830	3,983	3,222

Total	$94,175	82,067	113,047

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2002, 2001, and 2000

(14)    Financial Statements and Supplementary Data

The following schedule represents results for each quarter in the years ended April 30, 2002 and 2001 (in thousands, except per share amounts):

	Total revenue	Operating income (loss)	Net earnings (loss) attributable to common shareholders	Diluted net earnings (loss) per share
Quarter ended:
July 31, 2001	$17,921	1,881	1,109	0.05
October 31, 2001	15,426	876	1,132	0.05
January 31, 2002	14,993	1,104	1,126	0.05
April 30, 2002	16,290	1,287	15,334	0.67

Year ended April 30, 2002	$64,630	5,148	18,701	0.82

Quarter ended:
July 31, 2000	$18,241	(2,285)	(3,692)	(0.16)
October 31, 2000	17,015	(14,794)	(15,914)	(0.70)
January 31, 2001	17,190	(2,982)	(3,192)	(0.14)
April 30, 2001	18,726	1,670	218	0.01

Year ended April 30, 2001	$71,172	(18,391)	(22,580)	(0.99)

Independent Auditors’ Report

The Board of Directors and Shareholders
American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

June 14, 2002
Atlanta, Georgia

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

Name	Age	Position
James C. Edenfield	67	President, Chief Executive Officer, Treasurer and Director; Chairman of the Board of Directors of Logility, Inc.
Thomas L. Newberry	69	Chairman of the Board of Directors
J. Michael Edenfield	44	Director, Executive Vice President, President and Director of Logility, Inc.
David H. Gambrell	72	Director
Dennis Hogue	49	Director
John J. Jarvis	60	Director
James B. Miller Jr.	62	Director
Thomas L. Newberry, V.	35	Director
Jeffrey W. Coombs	50	Executive Vice President of American Software USA, Inc.
Vincent C. Klinges	39	Chief Financial Officer
James R. McGuone	55	Secretary

All directors hold office until the next annual meeting of the shareholders of the Company. Executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

Mr. James C. Edenfield is one of our co-founders and has served as our Chief Executive Officer since November 1989, and as Co-Chief Executive Officer for more than five years prior to that time. He has been a Director since 1971. Prior to founding American Software, Mr. Edenfield held several executive positions and was a director of Management Science America, Inc., an applications software development and sales company. He holds a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology. Mr. Edenfield also serves as Chairman of the Board of Directors of Logility, Inc., our majority owned subsidiary.

Dr. Newberry is one of our co-founders and has served as our Chairman of the Board since November 1989, and was Co-Chief Executive Officer prior to that for more than five years. He has been a Director since 1971. Prior to founding American Software, he held executive positions with several companies engaged in computer systems analysis and software development and sales including Management Science America, Inc., where he was also a director. Dr. Newberry holds Bachelor, Master of Science, and Ph.D. degrees in Industrial Engineering from the Georgia Institute of Technology.

Mr. J. Michael Edenfield was elected as a Director of American Software on June 1, 2001. He has served as our Executive Vice President since June 1994. In January 1997, Mr. Edenfield was elected to President of

Logility, Inc., a majority owned subsidiary of ours. Mr. Edenfield also serves as director of Logility, Inc. From June 1994 to October 1997, he served as Chief Operating Officer of the Company. Prior to holding that position, he served as Senior Vice President of North American Sales and Marketing of American Software USA, Inc. from July 1993 to June 1994, as Senior Vice President of North American Sales from August 1992 to July 1993, as Group Vice President from May 1991 to August 1992 and as Regional Vice President from May 1987 to May 1991. Mr. Edenfield holds a Bachelor of Industrial
Management degree from the Georgia Institute of Technology. Mr. Edenfield is the son of James C. Edenfield, our Chief Executive Officer.

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

Mr. Hogue became Chief Executive Officer and President of Mercari Technologies in April 2002. Prior to joining Mercari Technologies, he served as Chief Executive Officer of Global Food Exchange from January 2001 to March 2002. Prior to joining Global Food Exchange, Mr. Hogue served as President and Chief Executive Officer of E3, Mr. Hogue served as Vice President of Sales of that company from November 1996 until April 1997 and President of North America for E3 from April 1997 to December 1999. He earned a Bachelor of Science degree in Psychology from Florida State University in 1974.

Dr. Jarvis was elected as a Director of American Software on June 1, 2001. He is currently Executive Director of The Logistics Institute—Asia Pacific, which is a collaboration between the National University of Singapore and the Georgia Institute of Technology. From 1990 to 2001, he was Chair of the School of Industrial and Systems Engineering at the Georgia Institute of Technology, where he has been a member of the faculty since 1968. Dr. Jarvis was co-founder of CAPS Logistics, Inc., a provider of software and consulting services in logistics, which was acquired by Baan NV in 1998. Dr. Jarvis has served as President of the Institute of Industrial Engineers (IIE), President of TIMS and Secretary of ORSA. He has served on the Councils of ORSA and TIMS and on the Boards of the Institute for Operations Research and Management Sciences (INFORMS) and IIE. Dr. Jarvis holds a Bachelor and Masters of Science degree in Industrial Engineering from the University of Alabama and a Ph.D. from Johns Hopkins University.

Mr. Miller was elected as a Director of American Software on May 15, 2002. He is presently the Chairman, President and Chief Executive Officer of Fidelity National Corporation, the parent company of Fidelity National Bank since 1979. He is also currently Chairman of Fidelity National Bank and Fidelity National Capital Investors, Inc. Mr. Miller serves on the Boards of Directors of many business and civic activities, including Interface, Inc., Vanderbilt University School of Law, Alumni Board, Dekalb County Employees Pension Board, Michael C. Carlos Museum, Emory University. Mr. Miller holds a Bachelor of Arts degree from Florida State University, and a law degree from Vanderbilt University School of Law.

Mr. Newberry, V was elected as a Director of American Software on June 1, 2001. He is the founder of The 1% Club, Inc. and has acted as its Chief Executive Officer since its founding. He is also the author of motivational books and audio programs dedicated to improving performance in business operations and salesmanship. Mr. Newberry, V holds a Bachelor of Science degree from Georgia State University.

Mr. Coombs first joined American Software in January 1985. In 1988 he was elected Vice President of Professional Services. From May 1994 to February 1996, Mr. Coombs was employed by Indus International, Inc. (formerly known as TSW International, Inc.) as Senior Vice President. Mr. Coombs rejoined us in February 1996 as Senior Vice President of Professional Services. In April 2001, Mr. Coombs was promoted to Executive Vice President of American Software USA, Inc. From March 1978 to June 1984 Mr. Coombs was employed by Saudi Arabian Airlines as a Project Manager in Information Technology. Prior to that time Mr. Coombs held various positions with the Northern Bank Ltd., Belfast.

Mr. Klinges joined American Software in February 1998 as Vice President of Finance. In September, 1999 Mr. Klinges was promoted to Chief Financial Officer. In September 1999, Mr. Klinges became the Chief Financial Officer of Logility, Inc. From July 1995 to February 1998, Mr. Klinges was employed by Indus International, Inc. (formerly known as TSW International, Inc.), as Controller. From November 1986 to July 1995, Mr. Klinges held various positions with Dun & Bradstreet, Inc., including Controller of Sales Technologies, a software division of Dun & Bradstreet Inc. Mr. Klinges holds a Bachelor of Business Administration from St. Bonaventure University.

Mr. McGuone was elected as our Secretary in May 1988. He has been a practicing attorney since 1972, and is a partner with the law firm of Holland & Knight, L.L.P., counsel to American Software. Mr. McGuone holds a B.A. degree from Pennsylvania State University and a J.D. degree from Fordham University School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance.    Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and holders of more than 10% of the Common Stock are required by regulations promulgated by the SEC pursuant to the Exchange Act to furnish us with copies of all Section 16(a) forms they file. We assist officers and directors in complying with the reporting requirements of Section 16(a) of the Exchange Act.

Based upon review of filings made under Section 16(a) of the Exchange Act, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners were complied with.

ITEM 11.    EXECUTIVE COMPENSATION

This information is set forth under the caption “Certain Information Regarding Executive Officers and Directors” in the Company’s 2002 Proxy Statement (the “Proxy Statement”), which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

This information is set forth under the captions “Certain Information Regarding Executive Officers and Directors—Stock Option Exercises and Outstanding Options” and “Voting Securities Security Ownership” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Logility, Inc. and Certain Transactions

On October 10, 1997, we completed an initial public offering of 2,200,000 shares of common stock in our subsidiary, Logility, Inc. (“Logility”). Prior to that time, Logility was a wholly-owned subsidiary of ours, operating as the supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, American Software and Logility entered into a number of agreements for the purpose of defining certain relationships between the parties (the “Intercompany Agreements”). The more significant of the Intercompany Agreements are summarized below. As a result of our ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation. Management of the company believe, however, that the fees for the various services provided would not exceed fees that would be paid if such services were provided for independent third parties.

Services Agreement

American Software and Logility have entered into a Services Agreement (the “Services Agreement”) with respect to certain services to be provided by us (or our subsidiaries) to Logility. The Services Agreement provides that such services are provided in exchange for fees equivalent to management that would be paid if such services were provided by independent third parties. The services initially provided by us to Logility under the Services Agreement include, among other things, certain accounting, audit, cash management, corporate development, employee benefit plan administration, human resources and compensation, general and administration services, and risk management and tax services. In addition to these services, we have agreed to allow eligible employees of Logility to participate in certain employee benefit plans. Logility has agreed to reimburse us for costs (including any contributions and premium costs and including third-party expenses and allocations of certain personnel expenses), generally in accordance with past practice, relating to the participation by Logility’s employees in any of our benefit plans.

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term by giving proper notice. Logility will indemnify us against any damages that we may incur in connection with its performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with its rendering of services under the Services Agreement. For the fiscal years ended 2002 and 2001 the services related to this agreement were valued at $1.7 and $1.5 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities owned or leased by us (or our subsidiaries).

The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated by Logility for any reason with respect to any particular facility upon thirty days’ written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years ended 2002 and 2001 the services related to this agreement were valued at $509,000 and $763,000, respectively. Included in these costs are lease expense, utilities expense, telephone expense, and security expense.

Tax Sharing Agreement

Logility is included in our federal consolidated income tax group, and Logility’s federal income tax liability will be included in the consolidated federal income tax liability of American Software and its subsidiaries. Logility and American Software have entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) pursuant to which American Software and Logility will make payments between them such that the amount of taxes to be paid by Logility, subject to certain adjustments, will be determined as though Logility were to file separate federal, state, and local income tax returns, rather than as a consolidated subsidiary of American Software. Pursuant to the Tax Sharing Agreement, under certain circumstances, Logility will be reimbursed for tax attributes that it generates after deconsolidation of Logility from the consolidated tax group of American Software, such as net operating losses and loss carryforwards. Such reimbursement, if any, will be made for utilization of Logility’s losses only after such losses are utilized by American Software. For that purpose, all losses of American Software and its consolidated income tax group will be deemed utilized in the order in which they are recognized. Logility will pay American Software a fee intended to reimburse American Software for all direct and indirect costs and expenses incurred with respect to our share of the overall costs and expense incurred by us with respect to tax related services.

Technology License Agreement

American Software and Logility have entered into a Technology License Agreement (the “Technology License Agreement”) pursuant to which Logility has granted us a non-exclusive, worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Voyager Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from us. Pursuant to the Technology License Agreement, American Software and Logility are required to disclose to one another any and all enhancements and improvements which they may make or acquire in relation to a Logility Voyager Solutions product, subject to confidentiality requirements imposed by third parties. The term of the Technology License Agreement is indefinite, although Logility may terminate the Technology License Agreement for cause, and we may terminate the Technology License Agreement at any time upon sixty (60) days’ prior written notice to Logility. Upon termination of the Technology License Agreement, all rights to Logility Voyager Solutions products licensed by Logility to American Software revert to Logility, while all rights to enhancements and improvements made by American Software to Logility Value Chain Solutions products revert to us.

Marketing License Agreement

American Software USA, Inc. (“USA”), a wholly-owned subsidiary of American Software, and Logility have entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA has agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% (or 50% for affiliates of USA located in the United Kingdom and France if they carry out installation and provide first-line support services) of the net license revenue collected by Logility under license agreements for the Logility Voyager Solutions product line with certain end-users who are also licensees of software products of American Software which are secured and forwarded to Logility by USA and accepted by Logility. The Marketing License Agreement has a five-year term, although Logility may terminate the Marketing License Agreement for cause, and either party may terminate the Marketing License Agreement at any time upon twelve (12) months’ prior written notice to the other party. For the fiscal years ended 2002 and 2001 the services related to this agreement were valued at $107,000 and $367,000, respectively.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents	filed as part of this report.

1.	Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Page
Report of Independent Auditors	85
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2002	86

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3. Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	The Company’s Amended and Restated Articles of Incorporation, and amendments thereto. (1)

3.2	The Company’s Amended and Restated By-Laws dated November 13, 1989. (2)

10.1	Amended and Restated 1991 Employee Stock Option Plan dated February 14, 2000. (3)

10.2	Amended and Restated Directors and Officers Stock Option Plan effective August 26, 1999. (4)

10.3	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement. (5)

10.4	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.

10.5	Lease Agreement dated December 15, 1981, between Company and Newfield Associates. (6)

10.6	Amendment dated January 14, 1983, to Lease Agreement between the Company and Newfield Associates. (6)

10.7	Subsidiary Formation Agreement entered into among the Company, Logility, Inc., and certain subsidiaries of the Company, as amended, dated January 23, 1997. (7)

10.8	Services Agreement between the Company and Logility, Inc., dated August 1, 1997. (7)

10.9	Facilities Agreement between the Company and Logility, Inc., dated August 1, 1997. (7)

10.10	Tax Sharing Agreement between the Company and Logility, Inc., dated January 23, 1997. (7)

10.11	Stock Option Agreement between the Company and Logility, Inc., dated August 1, 1997. (7)

10.12	Technology License Agreement between the Company and Logility, Inc., as amended, dated August 1, 1997. (7)

10.13	Marketing License Agreement between USA and Logility, Inc., as amended, dated August 1, 1997. (7)

10.14	The Company’s Employee Stock Purchase Plan dated September 30, 1998. (8)

10.15	Logility, Inc.’s Amended and Restated 1997 Stock Plan dated August 26, 1998. (9)

10.16	Logility, Inc.’s Employee Stock Purchase Plan dated September 30, 1998. (9)

10.17	Split-Dollar Agreement between the Company and the J&N Edenfield Trust, dated November 30, 1999. (10)

10.18	The Company’s 2001 Stock Option Plan. (11)

21.1	List of Subsidiaries.

23.1	Independent Auditors’ Consent.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 1990.
(3)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2000.
(4)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-86141 filed on Form S-8 on August 30, 1999.
(5)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-55214 filed on Form S-8 on December 1, 1992.
(6)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 2-81444 filed on Form S-1 on January 21, 1983.
(7)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1998.
(8)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-67533 filed on Form S-8 on November 19, 1998.
(9)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1999.
(10)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2000.
(11)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-44744 filed on form S-8 on August 29, 2000.

(b)    Reports on Form 8-K

The Company filed the following report on Form 8-K during the fourth quarter of the recently completed fiscal year.

Form 8-K filed on February 15, 2002.

Independent Auditors’ Report

The Board of Directors and Shareholders
American Software, Inc.:

Under date of June 14, 2002, we reported on the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended April 30, 2002 which are included in the April 30, 2002 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

June 14, 2002
Atlanta, Georgia

SCHEDULE II

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2002, 2001, and 2000

Allowance for Doubtful Accounts

Year ended	Balance at beginning of year	Additions charged to costs and expenses	Other Additions(1)	Deductions (2)	Balance at end of year
April 30, 2000	$1,718,000	385,000	—	364,000	1,739,000
April 30, 2001	1,739,000	1,627,000	—	1,710,000	1,656,000
April 30, 2002	1,656,000	503,000	161,000	1,414,000	906,000

(1)	Recovery of previously written off amounts
(2)	Write-offs of accounts receivable

Deferred Income Tax Valuation Allowance

Year ended	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
April 30, 2000	$6,396,000	404,000	—	6,800,000
April 30, 2001	6,800,000	11,859,000	—	18,659,000
April 30, 2002	18,659,000	—	9,476,000	9,183,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SOFTWARE, INC.

By:	/s/ JAMES C. EDENFIELD
James C. Edenfield
President, Chief Executive Officer,
Treasurer and Director

Date: July 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JAMES C. EDENFIELD James C. Edenfield	President, Chief Executive Officer, Treasurer and Director	July 22, 2002

/s/ THOMAS L. NEWBERRY Thomas L. Newberry	Chairman of the Board of Directors	July 22, 2002

/s/ J. MICHAEL EDENFIELD J. Michael Edenfield	Director, Executive Vice President	July 22, 2002

/s/ DAVID H. GAMBRELL David H. Gambrell	Director	July 22, 2002

/s/ DENNIS HOGUE Dennis Hogue	Director	July 22, 2002

/s/ JOHN J. JARVIS John J. Jarvis	Director	July 22, 2002

/s/ THOMAS L. NEWBERRY, V. Thomas L. Newberry, V.	Director	July 22, 2002

/s/ JAMES B. MILLER, JR. James B. Miller, Jr.	Director	July 22, 2002

/s/ VINCENT C. KLINGES Vincent C. Klinges	Chief Financial Officer	July 19, 2002

/s/ DEIRDRE J. LAVENDER Deirdre J. Lavender	Controller and Principal Accounting Officer	July 19, 2002