Form 10-Q
period 2002-07-31
AMERICAN SOFTWARE INC
filed 2002-09-13
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

            (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 0-12456

AMERICAN SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1098795
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

470 East Paces Ferry Road, N.E., Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)

(404) 261-4381
(Registrant’s telephone number, including area code)

None
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at September 12, 2002
Class A Common Stock, $.10 par value	18,432,910 Shares
Class B Common Stock, $.10 par value	4,082,289 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2002

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)
(Unaudited)

	July 31, 2002	April 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$31,632	$31,429
Investments—current	22,958	20,433
Trade accounts receivable, less allowance for doubtful accounts of $733,000 at July 31, 2002 and $906,000 at April 30, 2002:
Billed	7,404	9,828
Unbilled	3,052	1,848
Prepaid expenses and other current assets	809	1,197

Total current assets	65,855	64,735

Investments—noncurrent	2,870	5,393
Property and equipment, less accumulated depreciation and amortization	9,892	10,213
Intangible assets, less accumulated amortization	12,037	12,094
Other assets	1,651	1,740

	$92,305	$94,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$436	$1,820
Accrued compensation and related costs	2,049	2,626
Income tax payable	687	701
Other current liabilities	7,270	7,791
Deferred revenue	10,434	10,573

Total current liabilities	20,876	23,511
Other noncurrent liabilities	38	152

Total liabilities	20,914	23,663

Minority interest	4,013	4,095
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares; Issued 21,652,895 shares at July 31, 2002 and 21,644,410 shares at April 30, 2002	2,165	2,164
Class B, $.10 par value. Authorized 10,000,000 shares; Issued and outstanding 4,082,289 shares at July 31, 2002 and 4,082,289 shares at April 30, 2002; convertible into Class A shares on a one-for-one basis	408	408
Additional paid-in capital	66,257	66,165
Accumulated other comprehensive income	243	248
Retained earnings	16,735	15,286
Class A treasury stock, 3,200,685 shares at July 31, 2002 and 3,026,154 shares at April 30, 2002.	(18,430)	(17,854)

Total shareholders’ equity	67,378	66,417

Commitments and contingencies	—	—

	$92,305	$94,175

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Condensed Co nsolidated Statements of Operations
(in thousands except per share data)
(Unaudited)

	Three Months Ended July 31,
	2002	2001
Revenues:
License fees	$2,959	$3,852
Services	6,505	8,457
Maintenance	5,094	5,612

Total revenues	14,558	17,921

Cost of revenues:
License fees	1,026	1,263
Services	4,554	4,781
Maintenance	1,399	834

Total cost of revenues	6,979	6,878

Gross Margin	7,579	11,043
Operating expenses:
Research and development costs	2,249	2,902
Less: Capitalizable software	(809)	(1,042)
Marketing and sales	3,001	3,981
General and administrative	2,232	3,126
Provision for (recovery of) doubtful accounts	128	195

Total operating expense	6,801	9,162
Operating income	778	1,881
Other income (expense):
Interest income	349	332
(Loss)/gain on investments & other	(158)	225
Minority interest	19	(131)

Income from continuing operations before income taxes	988	2,307
Income tax expense (benefit)	—	—

Income from continuing operations	988	2,307
Discontinued Operations:
Loss from operations of discontinued segment	—	(1,198)
Gain on sale of discontinued segment	462	—

Net earnings	$1,450	$1,109

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.04	$0.10
Discontinued operations	$0.02	$(0.05)

	$0.06	$0.06

Diluted:
Continuing operations	$0.04	$0.10
Discontinued operations	$0.02	$(0.05)

	$0.06	$0.05

Shares used in the calculation of net earnings (loss) per common share:
Basic	$22,625	$22,781
Diluted	$23,475	$22,788

AMERICAN SOFTWARE, INC.
Condensed Consolida ted Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2002	2001
Cash flows from operating activities:
Net earnings	$1,450	$1,109
Income (loss) from discontinued operations	462	$(1,198)

Income from continuing operations	988	2,307

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,345	1,911
Minority interest in subsidiary (loss)/income	(19)	131
Allowance for doubtful accounts	128	195
Net loss (gain) on investments	365	(77)
Change in operating assets and liabilities:
Purchases of trading securities	(1,684)	(162)
Proceeds from sales of trading securities	2,754	198
Proceeds from sales and maturities of investments	—	200
Accounts receivable	1,092	1,072
Prepaid expenses and other assets	477	156
Accounts payable and other accrued liabilities	(2,590)	(1,329)
Deferred revenue	(139)	(1,140)

Net cash provided by continuing operations	2,717	3,462
Net cash provided by (used in) discontinued operations	462	(623)

Net cash provided by operating activities	3,179	2,839

Cash flows from investing activities:
Capitialized software development costs	(809)	(1,042)
Purchases of property and equipment	(124)	(108)
Purchased software costs	(7)	(13)
(Purchases) of investments	(28,739)	(2,995)
Sales of investments	27,302	3,999
Purchases of common stock by subsidiary	(49)	(46)

Net cash used in investing activities	(2,426)	(205)

Cash flows from financing activities:
Payment of capital lease obligations	—	(477)
Repurchase of common stock	(576)	—
Proceeds from exercise of stock options	21	18
Proceeds from Dividend Reinvestment Plan	5	6

Net cash used in financing activities	(550)	(453)

Net increase in cash and cash equivalents	203	2,181
Cash and cash equivalents at beginning of year	$31,429	$10,057

Cash and cash equivalents at end of year	$31,632	$12,238

Supplemental disclosures of cash paid during the year for:
Income taxes	$14	$—

Interest	$—	$—

See accompanying notes to condensed consolidated financial statements—unaudited

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consol idated Financial Statements—Unaudited
July 31, 2002

A.	Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. You should review these financial statements in conjunction with the consolidated financial statements and related notes contained in our 2002 Annual Report on Form 10-K. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of our future results.

B.    Comprehensive Income

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. We have not included statements of comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying condensed consolidated statements of operations would be substantially the same.

C.	Revenue Recognition

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions.

License.    We recognize license revenues in connection with license agreements for standard proprietary and tailored software upon delivery of the software, provided we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor-specific objective evidence exists to defer any revenue related to undelivered elements of the arrangement.

Services.    Revenues we derive from services primarily include revenues from consulting, implementation, training, and managed services. We bill under both time and materials and fixed fee arrangements and recognize services revenues as we perform the services.

We utilize the percentage-of-completion method of accounting to recognize revenue on service implementation projects for fixed amounts. We measure progress under the percentage-of-completion method based on our best estimate of the cost of work completed in relation to the total cost of work to be performed under the contract. We recognize immediately in our condensed consolidated financial statements any estimated losses on services or implementation projects for fixed amounts.

Deferred Revenues.    Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized.

Indirect Channel Revenues.    We recognize sales through indirect channels only when the distributor makes a sale to an end-user. We recognize revenues from indirect channels upon

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited (continued)
July 31, 2002

delivery of the software to the end-user assuming we meet all other conditions of SOP 97-2 and SOP 98-9.

Maintenance.    Revenues derived from maintenance contracts primarily include telephone consulting, product updates and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Typically, we enter into maintenance contracts for a separate fee, with initial contract periods ranging from one to three years, and with renewal for additional periods thereafter. Generally, we bill for maintenance fees annually in advance and the resulting revenues are recognized ratably over the term of the maintenance agreement. In situations where we bundle the maintenance fee with the license fee, we determine Vendor Specific Objective Evidence (“VSOE”) for maintenance based on stated renewal rates in the contract, which generally average 18% of the net license fee.

D.    Major Customer

One customer accounted for 14% of our total revenues and 32% of services revenues during the quarter ended July 31, 2002. The related accounts receivable balance was $717,000 at July 31, 2002.

E.    Sale of wholly owned subsidiary

On February 5, 2002, we sold our wholly owned subsidiary, AmQUEST, Inc., to Infocrossing, Inc. We have reclassified the results of operations of AmQUEST, Inc. as discontinued operations in our condensed consolidated statements of operations for all periods presented.

F.    Net Earnings (Loss) Per Common Share

We compute basic net earnings (loss) per common share available to common shareholders based on the weighted-average number of Class A and B common shares outstanding, since we consider the two classes of common stock as one class for purposes of the per share computation. We base diluted net earnings (loss) per common share available to common shareholders on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

The numerator in calculating both basic and diluted net earnings (loss) per common share for each period is the same. We have based the denominator on the number of common shares as shown in the following table:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited (continued)
July 31, 2002

	Three Months Ended July 31,
	2002	2001
	(in thousands)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	18,543	18,698
Class B Shares	4,082	4,082

Basic weighted average common shares outstanding:	22,625	22,781

Dilutive effect of outstanding Class A common stock options outstanding:	850	7

Total	23,475	22,788

Net earnings	$1,450	$1,109
Net earnings per common share:
Basic	$0.06	$0.05

Diluted	$0.06	$0.05

For the three months ended July 31, 2002 we excluded options to purchase 1,408,999 shares of common stock from the computation of diluted earnings per share. For the three months ended July 31, 2001 we excluded options to purchase 3,936,890 shares of common stock from that computation. We excluded these share amounts because the exercise prices of those options were greater than the average market price of the common stock. As of July 31, 2002 we had a total of 4,754,628 options outstanding and as of July 31, 2001 we had a total of 4,266,499 options outstanding.

G.    Industry Segments

We operate and manage our business in two segments based on software and services provided in two key product markets. First, the Enterprise Resource Planning (ERP) segment automates customers’ internal financing, human resources, and manufacturing functions. Second, the Business-to-Business Collaborative Commerce (BBCC) segment provides advanced business-to-business collaborative planning and integrated logistics capabilities. In the following table, we have broken down the intersegment transactions applicable to the quarters ended July 31, 2002 and July 31, 2001:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited (continued)
July 31, 2002

	Three Months Ended July 31,
	2002	2001
Revenues:
Enterprise resource planning	$7,060	$6,879
Business-to-business collaborative commerce	5,821	8,117
Other	1,677	2,925

	14,558	17,921
Operating income (loss) before intersegment eliminations:
Enterprise resource planning	843	1,289
Business-to-business collaborative commerce	(92)	594
Other	27	(2)

	778	1,881
Intersegment eliminations:
Enterprise resource planning	(494)	(616)
Business-to-business collaborative commerce	494	616
Other	0	0

	0	0
Operating income after intersegment eliminations:
Enterprise resource planning	349	673
Business-to-business collaborative commerce	402	1,210
Other	27	(2)

	778	1,881
Capital expenditures for property and equipment:
Enterprise resource planning	104	92
Business-to-business collaborative commerce	20	16
Other	0	0

	124	108
Capitalized software:
Enterprise resource planning	41	113
Business-to-business collaborative commerce	768	929
Other	0	0

	809	1,042
Depreciation and amortization:
Enterprise resource planning	263	829
Business-to-business collaborative commerce	1,081	1,081
Other	1	1

	1,345	1,911

	July 31, 2002	April 30, 2002
Identifiable assets:
Enterprise resource planning	$52,163	$52,827
Business-to-business collaborative commerce	38,817	40,113
Other	1,325	1,235

	92,305	94,175

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited (continued)
July 31, 2002

H.    Certain Relationships and Related Transactions

Relationship and Certain Transactions with Logility, Inc.

In 1997, we completed an initial public offering of 2,200,000 shares of common stock in our subsidiary, Logility, Inc. (“Logility”). Prior to that time, Logility was a wholly owned subsidiary, operating as the supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, American Software and Logility entered into a number of agreements for the purpose of defining certain relationships between the parties (the “Intercompany Agreements”). We summarize the more significant of the Intercompany Agreements below. As a result of our ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation.

Services Agreement

In 1997, American Software and Logility entered into a Services Agreement (the “Services Agreement”) with respect to certain services we (or our subsidiaries) provide to Logility. Under the Services Agreement we provide services in exchange for fees, which management believes would not exceed fees that would be paid if independent third parties provided such services. The services we provide to Logility under the Services Agreement include, among other things, certain accounting, audit, cash management, corporate development, employee benefit plan administration, human resources and compensation, general and administration services, and risk management and tax services. In addition to these services, we have agreed to allow eligible employees of Logility to participate in certain employee benefit plans. Logility has agreed to reimburse us for costs (including any contributions and premium costs and including third-party expenses and allocations of certain personnel expenses), generally in accordance with past practice, relating to the participation by Logility’s employees in any of our benefit plans.

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. Logility will indemnify us against any damages that we may incur in connection with our performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with our rendering of services under the Services Agreement. For the three months ended July 31, 2002 the services related to this agreement were valued at $326,500 and for the three months ended July 31, 2001 they were $470,500.

Facilities Agreement

In 1997, American Software and Logility entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities we own or lease. The Facilities Agreement had an initial term of two years and is renewed automatically for successive one-year terms unless either American Software or Logility elects not to renew its term. Logility may terminate the Facilities Agreement for any reason with respect to any particular facility upon thirty days’ written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the three months ended July 31, 2002 the services related to this agreement were valued at $129,000 and for the three months ended July 31, 2001 they were $129,000. Included in these costs are lease expense, utilities expense, telephone expense, and security expense.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited (continued)
July 31, 2002

Tax Sharing Agreement

We include Logility in our federal consolidated income tax group, and include its federal income tax liability in the consolidated federal income tax liability of American Software and its subsidiaries. In 1997, Logility and American Software entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) pursuant to which American Software and Logility will make payments between them such that we and Logility will determine the amount of taxes that Logility will pay, subject to certain adjustments, as if Logility were to file separate federal, state, and local income tax returns, rather than as our consolidated subsidiary. Pursuant to the Tax Sharing Agreement, under certain circumstances, we will reimburse Logility for tax attributes that it generates after deconsolidation of Logility from the consolidated tax group of American Software, such as net operating losses and loss carryforwards. Such reimbursement, if any, will be made for utilization of Logility’s losses only after such losses are utilized by American Software. For that purpose, we will deem all losses of American Software and its consolidated income tax group to be utilized in the order in which we recognize them. Logility will pay us a fee intended to reimburse us for all direct and indirect costs we incur with respect to its share of our overall costs of tax-related services.

Technology License Agreement

In 1997, American Software and Logility entered into a Technology License Agreement (the “Technology License Agreement”) pursuant to which Logility granted us a non-exclusive, worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Voyager Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from us. Pursuant to the Technology License Agreement, American Software and Logility disclose to one another any enhancements and improvements that they may make or acquire in relation to a Logility Voyager Solutions product, subject to third-party confidentiality requirements. The term of the Technology License Agreement is indefinite, although Logility may terminate the Technology License Agreement for cause, and we may terminate the Technology License Agreement at any time upon sixty (60) days’ prior written notice to Logility. Upon termination of the Technology License Agreement, all rights to Logility Voyager Solutions products licensed by Logility to American Software revert to Logility, while all rights to enhancements and improvements we make to Logility Value Chain Solutions products revert to us.

Marketing License Agreement

In 1997, American Software USA, Inc. (“USA”), our wholly owned subsidiary, and Logility entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% (or 50% for affiliates of USA located in the United Kingdom and France if they carry out installation and provide first-line support services) of the net license revenue collected by Logility under license agreements for the Logility Voyager Solutions product line with certain end-users who are also licensees of software products of American Software that are secured and forwarded to Logility by USA and accepted by Logility. Although the agreement has expired, American Software and Logility are currently operating under the terms of the agreement while a new agreement is being negotiated. The stated term of the expired agreement was for five years. For

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited (continued)
July 31, 2002

the three months ended July 31, 2002, we valued the services related to this agreement at $40,000. For the three months ended July 31, 2001, we valued the services related to this agreement at $16,000.

Leases

We lease a two-story, 17,500 square foot building at 443 East Paces Ferry Road, N.E., Atlanta, Georgia, which is used primarily for financial administration and technical staffing. This building is owned by a limited partnership of which Thomas L. Newberry and James C. Edenfield, principal shareholders of American Software, are the sole partners. The term of the lease initially expired December 31, 1996, and has been continued on a quarterly basis with a current base annual rental rate of $17.00 per square foot, or $300,000 per year, pending negotiation of a new lease.

Item 2.    Ma nagement’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate”, “intend”, “plan”, “continue”, “could”, “grow”, “may”, “potential”, “predict”, “strive”, “will”, “seek”, “estimate”, “believe”, “expect”, and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	acquisition activities and the effect of completed acquisitions;

•	industry conditions and market conditions; and

•	general economic conditions.

Although we believe that the goals, plans, expectations, and prospects reflected by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2002”, “fiscal 2001”, and “fiscal 2000” refer to our fiscal years ended April 30, 2002, 2001, and 2000, respectively.

Overview

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

We derive revenues primarily from three sources: software licenses, services and maintenance. We generally base software licenses on the number of modules, servers, users and/or sites licensed. We recognize revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and Statement of Position No. 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary and tailored software upon delivery of the software, provided: (i) we consider collection to be probable, (ii) the fee is fixed or determinable, (iii) there is evidence of an arrangement, and (iv) vendor-specific evidence exists to defer any revenue related to undelivered elements of the arrangement. Revenues derived from services primarily include consulting, implementation and training. We bill fees under both time and materials and fixed fee arrangements and recognize fees as services are performed. We generally bill maintenance fees annually in advance and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized.

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

Revenue Recognition.    We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary and tailored software upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific evidence exists to defer any revenue related to undelivered elements of the arrangement. Generally, we bill for maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. Services revenues primarily include revenues from consulting, implementation, and training services. We bill services fees under both time and materials and fixed fee arrangements and recognize them as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized. Revenues from sales of third party products are recorded net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Generally, our software products do not require significant modification or customization. Installation of the products is normally routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established vendor-specific objective evidence of fair value (VSOE) for our maintenance contracts and professional services. We determine fair value based on the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those sold with the initial license fee, based on VSOE, typically determined by the renewal rate of the annual maintenance contract, and are recognized as revenues over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE, and allocate the remainder to license fees.

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to make payments, we may need to establish additional allowances or defer additional revenue until collection becomes probable. We specifically analyze accounts receivables and analyze historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when we evaluate the adequacy of the allowance for doubtful accounts.

Valuation of Long-Lived and Intangible Assets.    In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) we review the carrying value of intangible assets and other long-lived assets (asset group) on a regular basis. This review is to determine the existence of facts or circumstances, internal and external, that may suggest impairment. Factors we consider important that could trigger the impairment review include:

—  significant under-performance relative to historical or projected future operating results;

—  significant negative industry or economic trends;

—  significant decline in our stock price for a sustained period;

—  significant decline in our technological value as compared to the market; and

—  our market capitalization relative to net book value.

If such circumstances exist, we evaluate the carrying value of long-lived assets (asset group) to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, we write down the asset to the estimated fair value. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate that we determine to be commensurate with the risk inherent in the current business model. In determining expected future cash flows, we group assets at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

Income taxes.    We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to our history of net losses, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the deferred tax asset. Upon reaching such a conclusion, we will reduce the valuation allowance and recognize the deferred tax asset.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months ended July 31, 2002 and 2001:

	Percentage of Total Revenues
	Three months ended		% Change
	2002	2001	FY03 v. FY02
Revenues:
License fees	20%	21%	(23	) %
Services	45	47	(23)
Maintenance	35	31	(9)

Total revenues	100	100	(19)

Cost of revenues:
License fees	7	7	(19)
Services	31	27	(5)
Maintenance	10	5	68

Total cost of revenues	48	38	1

Gross margin	52	62	(31)

Operating expenses:
Research and development	15	16	(23)
Less: Capitalized development	(6)	(6)	(22)
Marketing and sales	21	22	(25)
General and administrative	15	17	(29)
Provision for doubtful accounts	1	1	(34)

Total operating expenses	47	51	(26)

Operating earnings	5	11	(59)
Other income (expense):
Interest income	2	2	5
Gain (loss) on investments & other	(1)	1	nm
Minority interest	1	(1)	nm

Income from continuing operations before income taxes	7	13	(57)
Income taxes	—	—	—

Income from continuing operations	7	13	(57)
Discontinued Operations
Income (loss) from discontinued operations	3	(7)	nm

Net earnings	10%	6%	31%

nm — not meaningful

THREE MONTHS ENDED JULY 31, 2002 AND 2001

REVENUES

For the quarter ended July 31, 2002 revenues totaled $14.6 million, down 19% from $17.9 million in the corresponding quarter a year ago. The decrease was primarily due to a decrease in license and services revenues. International revenues represented approximately 10% of total revenues in the quarter ended July 31, 2002, compared to 12% for the quarter ended July 31, 2001.

LICENSES

Software license fee revenues decreased 23% to $3.0 million in the quarter ended July 31, 2002 from $3.9 million in the corresponding quarter a year ago. We believe the decrease in license fees was due to a further slowdown in capital spending by existing and potential customers for our software products and services, resulting in a decrease in new license sales. License fee revenues from Logility decreased 32% to $1.7 million and constituted 59% of the total license fee revenues for the three-month period ended July 31, 2002, compared to the same prior year period, when they were $2.5 million and comprised 66% of license fee revenues.

SERVICES

Services revenues, which consist primarily of consulting, implementation, training, and managed services, were $6.5 million or 23% lower than the $8.5 million in services revenues during the corresponding quarter a year ago. This decrease was primarily a result of a reduction in new consulting and implementation projects due to lower prior period ERP and Logility license fees. Services revenues for Logility constituted 21% of total service revenues for the period ended July 31, 2002, and 32% of total services revenues for the period ended July 31, 2001. Services revenues constituted 45% of total revenues for the period ended July 31, 2002, and 47% of total revenues for the period ended July 31, 2001.

MAINTENANCE

Maintenance revenues decreased 9% in the first quarter of fiscal year 2003 to $5.1 million from $5.6 million for the same prior year period. The decrease for the quarter was due to the slowdown in new license fees in recent periods and the non-renewal of certain customer maintenance contracts primarily in the ERP area. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers. We expect that lower license fees in prior quarters will continue to have an adverse affect on maintenance revenues in the near term, which we are addressing in part by implementing certain cost-control steps.

GROSS MARGIN

The total gross margin in the quarter ended July 31, 2002 was 52% of total revenues compared to 62% a year ago. This decrease is largely due to a decrease in the services fee gross margin to 30% this quarter compared to 43% in the same quarter a year ago as a result of lower services revenue. Maintenance gross margin decreased to 73% when compared to 85% during the same period one year ago as a result of lower maintenance revenue, as well as increased expenses from reallocating R&D personnel to maintenance support. The license fee margin decreased slightly to 65% for the current quarter compared to 67% for the same quarter in the prior period due to lower license fee revenue.

RESEARCH AND DEVELOPMENT

Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended
	July 31, 2002	Percent Change	July 31, 2001
Gross product development costs	$2,249	(23%)	$2,902
Percentage of total revenues	15%		16%
Less: capitalized development	(809)	(22%)	(1,042)
Percentage of gross prods. dev. costs	36%		36%

Product development expenses	$1,440	(23%)	$1,860
Percentage of total revenues	10%		10%

Gross product development costs decreased 23% in the quarter ended July 31, 2002, compared to the prior year. This is a result of cost containment and restructuring efforts in response to lower license fees as well as the reallocation of some R&D resources to service and support. Capitalized development decreased as well by 22% for the quarter ended July 31, 2002 compared to the prior year due to the overall reduction in gross product development expenses. The rate of capitalized development remained substantially the same at 36% for the quarter ended July 31, 2002 as well as for the prior year quarter. Product development expenses, as a percentage of total revenues, were 10% for both the current and prior year quarters.

SALES AND MARKETING

Sales and marketing expenses decreased 25% to $3.0 million for the quarter ended July 31, 2002 compared to $4.0 million for the same period a year ago due primarily to our cost containment efforts. As a percentage of total revenues, sales and marketing expenses were 21% for the quarter ended July 31, 2002 and 22% for the quarter ended July 31, 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 29% to $2.2 million for the quarter ended July 31, 2002 compared to $3.1 million for the same period last year. This decrease is due to a reduction in headcount and the related administrative costs. For the three months ended July 31, 2002, the average number of employees was approximately 317 compared to approximately 428 for the three months ended July 31, 2001. As a percentage of total revenues, general and administrative expenses were 15% for the quarter ended July 31, 2002 compared to 17% for the quarter ended July 31, 2001. For the first quarter of fiscal year 2002, general and administrative expenses included $254,000 of goodwill amortization, which in accordance with newly issued accounting guidance SFAS 142, ceased as of May 1, 2002. Had SFAS 142 been in effect in fiscal year 2002, general and administrative expenses in the quarter ended July 31, 2001 would have been approximately $2.9 million and the decrease in general and administrative expenses from the quarter ended July 31, 2001 to July 31, 2002 would have been 22%.

PROVISION FOR DOUBTFUL ACCOUNTS

For the quarter ended July 31, 2002 we incurred a charge for doubtful accounts of $128,000. This charge represented a decrease compared to the $195,000 charge we took in the quarter ended July 31, 2001, due to fewer anticipated bad debts.

OTHER INCOME/MINORITY INTEREST

Other income is comprised predominantly of interest income, rental income, gains and losses from sales of investments and changes in the market value of investments and minority interest in subsidiaries earnings (loss). Other income decreased to $191,000 in the quarter ended July 31, 2002 compared to $557,000 for the same period a year ago. Minority interest is based on our majority-owned subsidiaries’ earnings (loss). Minority interest benefit was $19,000 in the quarter ended July 31, 2002 compared to a loss from minority interest of $131,000 for the same period a year ago. This change is primarily related to Logility’s loss in the current period, compared to Logility’s income in the prior year period.

DISCONTINUED OPERATIONS

For the quarter ended July 31, 2002, we recorded an additional gain of $462,000 on the sale of our subsidiary, AmQUEST, due to the partial reduction of a remaining contingent liability, compared to a loss from discontinued operations of approximately $1.2 million for the quarter ended July 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the three months ended July 31, 2002 and July 31, 2001. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

	Three Months Ended July 31,
	2002	2001
Net cash provided by continuing operations	2,717	3,462
Net cash provided by (used in) discontinued operations	462	(623)

Net cash provided by operating activities	3,179	2,839
Net cash used in investing activities	(2,426)	(205)
Net cash used in financing activities	(550)	(453)

Net increase in cash and cash equivalents	203	2,181

We fund our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash used for operating activities generally reflect the changes in net income and non-cash operating items, plus the effect of changes in operating assets and liabilities, such as trading securities, trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue.

Our operating activities provided cash of approximately $3.2 million in the three months ended July 31, 2002, and provided cash of approximately $2.8 million in the same period last year. Operating cash flows increased for the period primarily because of the $462,000 in earnings from discontinued operations compared to the $1.2 million loss from those operations in the quarter ended July 31, 2001.

Cash used in investing activities was approximately $2.4 million for the three months ended July 31, 2002 and cash used in investing activities was approximately $205,000 in the same period of the prior year. The major use of cash was for the purchase of investments at a cost of $1.4 million, capitalized software development costs of $809,000, and the purchase of property and equipment of $124,000.

Cash used in financing activities was approximately $550,000 for the three months ended July 31, 2002, primarily related to the repurchase of the Company’s common stock of $576,000. This was offset by proceeds from exercise of stock options of $21,000, and proceeds from dividend reinvestment of $5,000. Cash used in financing activities was approximately $453,000 for the three months ended July 31, 2001, primarily related to payments of capital lease obligations of $477,000, offset by proceeds from exercise of stock options of $18,000, and proceeds from dividend reinvestment of $6,000.

Days Sales Outstanding in Accounts Receivable increased to 69 days as of July 31, 2002 compared to 65 days as of July 31, 2001.

Our current ratio was 3.2 to 1 and cash and investments totaled 62% of total assets at July 31, 2002 compared to a current ratio of 1.7 to 1 and cash and investments representing 61% of total assets at July 31, 2001. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the current economic environment we may need to seek additional sources of capital to meet our requirements. If such need arises, we will be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 18, 1997, our Board of Directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company’s Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 975,000 Class A common shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Since the adoption of these resolutions, through September 12, 2002, we have repurchased approximately 3.2 million shares of common stock at a cost of approximately $5.7 million.

On December 15, 1997, Logility’s Board of Directors approved a resolution authorizing the repurchase of up to 350,000 shares of their common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998. In November 1998 Logility adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For both plans, through September 12, 2002, Logility has purchased a cumulative total of 689,265 shares at a total cost of approximately $4.6 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal for Long-Lived Assets (“SFAS 144”).

The Company adopted the provisions of SFAS 141 in 2001 and SFAS 142 effective May 1, 2002. SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing goodwill and intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company also was required to reassess the useful lives and residual values of all intangible assets acquired, and to make any necessary amortization period adjustments.

The reconciliation of reported net earnings adjusted for the adoption of SFAS 142 is as follows:

	Three months ended July 31,
	2002	2001
Net earnings available to common shareholders
As reported	$1,450	1,109
Add back: Goodwill amortization, net of tax	—	254

Adjusted net earnings available to common shareholders	$1,450	1,363

Net earnings per common share
Basic:
As reported	$0.06	$0.05
Add back: Goodwill amortization, net of tax	—	0.01

Adjusted net earnings per common share	$0.06	$0.06

Diluted:
As reported	$0.06	$0.05
Add back: Goodwill amortization, net of tax	—	0.01

Adjusted net earnings per common share	$0.06	$0.06

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144), which supersedes both FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, “Goodwill and Other Intangible Assets”.

We adopted Statement 144 on May 1, 2002. The adoption of Statement 144 for long-lived assets held for use did not have a material impact on our consolidated financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF No. 94-3, a liability for exit costs was recognized at the date of an entity’s commitment to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the adoption of Statement No. 146 will have a material impact on its financial condition, results of operations or cash flows.

Item 3.    Quan titative and Qualitative Disclosures About Market Risk

Foreign Currency

In the quarter ended July 31, 2002, we generated 10% of our revenues outside the United States. Our foreign subsidiaries are usually the source of our international sales, which are typically denominated in U.S. Dollars or British Pounds Sterling. However, the expense our foreign subsidiaries incur is denominated in the local currencies. The effect of foreign exchange rate fluctuations on us during the quarter ended July 31, 2002 was not material.

Interest rates

We manage our interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities at July 31, 2002 was approximately $55.3 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of a local bank. Such operating cash balances held at banks outside the United States are minor and denominated in the local currency.

Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. In addition, our investments in equity securities are subject to stock market volatility. Due in part to these factors, our future investment income may fall short of expectations or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. We attempt to mitigate risk by holding fixed-rate securities to maturity, but, if our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal. We believe that a 10% fluctuation in interest rates would not have a material effect on our accompanying statement of operations.

Item 4.    C ontrols and Procedures

Changes in Internal Controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the most recent evaluation of internal controls.

P ART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits: none. (b) No report on Form 8-K was filed during the quarter ended July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 2002	AMERICAN SOFTWARE, INC. By: /s/ James C. Edenfield James C. Edenfield President, Chief Executive Officer and Treasurer

Date: September 12, 2002	By: /s/ Vincent C. Klinges Vincent C. Klinges Chief Financial Officer

Date: September 12, 2002	By: /s/ Deirdre J. Lavender Deirdre J. Lavender Controller and Accounting Officer

CERTIFICATIONS

I, James C. Edenfield, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002

/s/    James C. Edenfield

James C. Edenfield
Chief Executive Officer

CERTIFICATIONS

I, Vincent C. Klinges, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002

/s/    Vincent C. Klinges

Vincent C. Klinges
Chief Financial Officer