Form 10-Q/A
period 2002-07-31
AMERICAN SOFTWARE INC
filed 2002-09-18
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 is being filed for the sole purpose of adding Exhibit 99.1.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q/A

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
Notes to Condensed Consolidated Financial Statements—Unaudited
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months ended July 31, 2002 and 2001:

	Percentage of Total Revenues
	Three months ended		% Change
	2002	2001	FY03 v. FY02
Revenues:
License fees	20%	21%	(23)%
Services	45	47	(23)
Maintenance	35	31	(9)

Total revenues	100	100	(19)

Cost of revenues:
License fees	7	7	(19)
Services	31	27	(5)
Maintenance	10	5	68

Total cost of revenues	48	38	1

Gross margin	52	62	(31)

Operating expenses:
Research and development	15	16	(23)
Less: Capitalized development	(6)	(6)	(22)
Marketing and sales	21	22	(25)
General and administrative	15	17	(29)
Provision for doubtful accounts	1	1	(34)

Total operating expenses	47	51	(26)

Operating earnings	5	11	(59)
Other income (expense):
Interest income	2	2	5
Gain (loss) on investments & other	(1)	1	nm
Minority interest	1	(1)	nm

Income from continuing operations before income taxes	7	13	(57)
Income taxes	—	—	—

Income from continuing operations	7	13	(57)
Discontinued Operations
Income (loss) from discontinued operations	3	(7)	nm

Net earnings	10%	6%	31%

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

Item 4.    Controls and Procedures

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

(a) Exhibits: 99.1 Section 906 Certification. (b) No report on Form 8-K was filed during the quarter ended July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 18, 2002	AMERICAN SOFTWARE, INC. By: /s/ James C. Edenfield James C. Edenfield President, Chief Executive Officer and Treasurer

Date: September 18, 2002	By: /s/ Vincent C. Klinges Vincent C. Klinges Chief Financial Officer

Date: September 18, 2002	By: /s/ Deirdre J. Lavender Deirdre J. Lavender Controller and Accounting Officer

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

Date: September 18, 2002

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

Date: September 18, 2002

/s/    Vincent C. Klinges

Vincent C. Klinges
Chief Financial Officer