Form 10-Q
period 2002-10-31
AMERICAN SOFTWARE INC
filed 2002-12-13
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 12, 2002
Class A Common Stock, $.10 par value	18,268,071 Shares

Class B Common Stock, $.10 par value	4,082,289 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2002

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands except share and per share data)
(Unaudited)

	October 31, 2002	April 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$37,231	$31,429
Investments – current	17,662	20,433
Trade accounts receivable, less allowance for doubtful accounts of $755 at October 31, 2002 and $906 at April 30, 2002:
Billed	6,130	9,828
Unbilled	3,898	1,848
Prepaid expenses and other current assets	1,787	1,197

Total current assets	66,708	64,735
Investments – noncurrent	2,365	5,393
Property and equipment, less accumulated depreciation and amortization	9,678	10,424
Capitalized software, less accumulated amortization	7,709	7,791
Goodwill, less accumulated amortization	4,170	4,092
Other assets	1,727	1,740

	$92,357	$94,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$944	$1,820
Accrued compensation and related costs	2,678	3,411
Other current liabilities	5,556	7,707
Deferred revenue	9,466	10,573

Total current liabilities	18,644	23,511
Other noncurrent liabilities	10	152

Total liabilities	18,654	23,663
Minority interest	4,038	4,095
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares; Issued 21,653,556 shares at October 31, 2002 and 21,644,410 shares at April 30, 2002	2,165	2,164
Class B, $.10 par value. Authorized 10,000,000 shares; Issued and outstanding 4,082,289 shares at October 31, 2002 and 4,082,289 shares at April 30, 2002; convertible into Class A shares on a one-for-one basis	408	408
Additional paid-in capital	66,812	66,165
Accumulated other comprehensive income	243	248
Retained earnings	18,762	15,286
Class A treasury stock, at cost, 3,303,185 shares at October 31, 2002 and 3,026,154 shares at April 30, 2002.	(18,725)	(17,854)

Total shareholders’ equity	69,665	66,417

Commitments and contingencies

	$92,357	$94,175

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands except per share data)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Revenues:
License fees	$2,646	$2,135	$5,605	$5,987
Services	7,110	7,601	13,615	16,058
Maintenance	5,034	5,691	10,128	11,303

Total revenues	14,790	15,427	29,348	33,348

Cost of revenues:
License fees	851	1,047	1,877	2,310
Services	4,783	4,570	9,337	9,351
Maintenance	1,607	870	3,006	1,704

Total cost of revenues	7,241	6,487	14,220	13,365

Gross Margin	7,549	8,940	15,128	19,983

Operating expenses:
Research and development costs	2,019	2,763	4,268	5,665
Less: Capitalizable software	(762)	(776)	(1,571)	(1,818)
Sales and marketing	2,826	3,107	5,827	7,088
General and administrative	2,192	2,860	4,424	5,986
Provision for doubtful accounts	118	109	246	304

Total operating expense	6,393	8,063	13,194	17,225

Operating income	1,156	877	1,934	2,758

Other income (expense):
Interest income	317	316	666	648
Gain/(loss) on investments and other	120	410	(38)	635
Minority interest	(30)	(54)	(11)	(185)

Income from continuing operations before income taxes	1,563	1,549	2,551	3,856

Income tax expense (benefit)	0	0	0	0

Income from continuing operations	1,563	1,549	2,551	3,856
Discontinued Operations:
Loss from operations of discontinued segment	0	(417)	0	(1,615)
Gain on sale of discontinued segment	463	0	925	0

Net earnings	$2,026	$1,132	$3,476	$2,241

Net earnings (loss) per common share:
Basic:
Continuing Operations	$0.07	$0.07	$0.11	$0.17
Discontinued Operations	$0.02	$(0.02)	$0.04	$(0.07)

	$0.09	$0.05	$0.15	$0.10

Diluted:
Continuing Operations	$0.07	$0.07	$0.11	$0.17
Discontinued Operations	$0.02	$(0.02)	$0.04	$(0.07)

	$0.09	$0.05	$0.15	$0.10

Shares used in the calculation of earnings (loss) per common share:
Basic	22,483	22,784	22,554	22,782
Diluted	23,029	22,787	23,243	22,788

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2002	2001
Cash flows from operating activities:
Net earnings	$3,476	$2,241
Income (loss) from discontinued operations	925	(1,615)

Income from continuing operations	2,551	3,856

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,574	4,992
Minority interest	11	185
Provision for doubtful accounts	246	304
Net loss on investments	390	197
Change in operating assets and liabilities:
Purchases of trading securities	(1,761)	(761)
Proceeds from sales of trading securities	3,292	527
Proceeds from maturities of investments	100	682
Accounts receivable	1,387	2,112
Prepaid expenses and other assets	(577)	(684)
Accounts payable and other accrued liabilities	(2,410)	(2,335)
Deferred revenue	(1,107)	(2,028)

Net cash provided by continuing operations	4,696	7,047
Income (loss) from discontinued operations	925	(1,615)
Change in discontinued operations assets and liabilities	(925)	0

Net cash provided by operating activities	4,696	5,432

Cash flows from investing activities:
Capitalized software development costs	(1,571)	(1,818)
Purchases of property and equipment	(179)	(143)
Purchased software costs	—	(52)
Purchase of majority interest in subsidiaries	—	(557)
Proceeds from sale of fixed assets	—	984
Purchases of investments	(49,710)	(12,420)
Maturities of investments	53,487	20,516
Purchases of common stock by subsidiary	(79)	(52)

Net cash provided by investing activities	1,948	6,458

Cash flows from financing activities:
Payment of capital lease obligations	—	(898)
Repurchase of common stock	(871)	(20)
Proceeds from exercise of stock options	21	18
Proceeds from Shareholder Stock Purchase Plan	8	11

Net cash used in financing activities	(842)	(889)

Net increase in cash and cash equivalents	5,802	11,001

Cash and cash equivalents at beginning of period	$31,429	$10,057

Cash and cash equivalents at end of period	$37,231	$21,058

Supplemental disclosures of cash paid during the period for:
Income taxes	$—	$—

Interest	$—	$54

See accompanying notes to condensed consolidated financial statements—unaudited

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements—Unaudited
October 31, 2002

A.    Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. You should review these financial statements in conjunction with the consolidated financial statements and related notes contained in our 2002 Annual Report on Form 10-K. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

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

Maintenance.    Revenues we derive from maintenance contracts primarily include telephone consulting, product updates and releases of new versions of products that the customer previously purchased, as well as error reporting and correction services. Typically, we enter into maintenance

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements—Unaudited (continued)
October 31, 2002

contracts for a separate fee, with initial contract periods ranging from one to three years, and with renewal for additional periods thereafter. Generally, we bill for maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. In situations where we bundle the maintenance fee with the license fee, we determine Vendor Specific Objective Evidence (“VSOE”) for maintenance based on stated renewal rates in the contract.

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

D.    Major Customer

One customer accounted for 13% of our total revenues and 26% of services revenues for the quarter ended October 31, 2002. The same customer accounted for 14% of total revenues and 19% of services revenues for the six months ended October 31, 2002. The related accounts receivable balance was $1,229,000 at October 31, 2002.

E.    Sale of wholly-owned subsidiary

On February 5, 2002, we sold our wholly-owned subsidiary, AmQUEST, Inc., to Infocrossing, Inc. We have reclassified the results of operations of AmQUEST, Inc. as discontinued operations in our condensed consolidated statements of operations for all periods presented.

F.    Implementation of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead must be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

The Company adopted the provisions of SFAS 141 in 2001 and SFAS 142 effective May 1, 2002. SFAS 141 required, upon adoption of SFAS 142, that we evaluate our existing goodwill and intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we also were required to reassess the useful lives and residual values of all intangible assets acquired, and to make any necessary amortization period adjustments.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements—Unaudited (continued)
October 31, 2002

As of May 1, 2002, the date of adoption of SFAS 142, we had unamortized goodwill of $4.1 million and no unamortized identifiable intangible assets, which were subject to the transition provisions of SFAS 141 and SFAS 142. During the second quarter of fiscal 2003, we evaluated the fair values of the business segments identified under the provisions of SFAS 141 and SFAS 142 and concluded that no impairment of recorded goodwill exists. As a result, no amortization of goodwill was recorded for the six months ended October 31, 2002. Amortization expense related to goodwill was $553,000 for the six months ended October 31, 2001.

The reconciliation of reported net earnings adjusted for the adoption of SFAS 142 is as follows (in thousands except per share amounts):

	Three months ended October 31,		Six months ended October 31,
	2002	2001	2002	2001
Net earnings
As reported	$2,026	$1,132	$3,476	$2,241
Add back: Goodwill amortization	—	298	—	553

Adjusted net earnings available to common shareholders	$2,026	$1,430	$3,476	$2,794

Net earnings per common share
Basic:
As reported	$0.09	$0.05	$0.15	$0.10
Add back: Goodwill amortization	—	0.01	—	0.02

Adjusted net earnings per common share	$0.09	$0.06	$0.15	$0.12

Diluted:
As reported	$0.09	$0.05	$0.15	$0.10
Add back: Goodwill amortization	—	0.01	—	0.02

Adjusted net earnings per common share	$0.09	$0.06	$0.15	$0.12

G.    Net Earnings (Loss) Per Common Share

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

We use the same numerator in calculating both basic and diluted net earnings (loss) per common share for a given period. We base the denominator on the number of common shares as shown in the following table:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements—Unaudited (continued)
October 31, 2002

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	18,401	18,702	18,472	18,700
Class B Shares	4,082	4,082	4,082	4,082

Basic weighted average common shares outstanding:	22,483	22,784	22,554	22,782

Dilutive effect of outstanding Class A common stock options outstanding:	546	3	689	6

Total	23,029	22,787	23,243	22,788

Net earnings	$2,026	$1,132	$3,476	$2,241
Net earnings per common share:
Basic	$0.09	$0.05	$0.15	$0.10

Diluted	$0.09	$0.05	$0.15	$0.10

For the three months ended October 31, 2002 we excluded from the computation of diluted earnings per share options to purchase 3,410,615 shares of common stock. For the six months ended October 31, 2002, we excluded from that computation options to purchase 2,016,577 shares of common stock. For the three months ended October 31, 2001 we excluded from that computation options to purchase 4,128,958 shares of common stock, and for the six months ended October 31, 2001 we excluded options to purchase 3,998,273 shares of common stock. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of October 31, 2002 we had a total of 4,964,192 options outstanding and as of October 31, 2001 we had a total of 4,227,208 options outstanding.

H.    Industry Segments

We operate and manage our business in two segments based on software and services provided in two key product markets. The Enterprise Resource Planning (ERP) segment automates customers’ internal financing, human resources, and manufacturing functions. The Business-to-Business Collaborative Commerce (BBCC) segment provides advanced business-to-business collaborative planning and integrated logistics capabilities. The BBCC segment represents the business of our subsidiary Logility, Inc. In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2002 and October 31, 2001:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements—Unaudited (continued)
October 31, 2002

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Revenues:
Enterprise resource planning	$7,205	$6,992	$14,266	$10,459
Business-to-business collaborative commerce	5,380	6,902	11,201	15,019
Other	2,205	1,533	3,881	7,870

	14,790	15,427	29,348	33,348

Operating income (loss) before intersegment
eliminations:
Enterprise resource planning	966	763	1,995	2,342
Business-to-business collaborative commerce	20	76	(259)	380
Other	170	38	198	36

	1,156	877	1,934	2,758

Intersegment eliminations:
Enterprise resource planning	(443)	(559)	(937)	(1,174)
Business-to-business collaborative commerce	443	559	937	1,174
Other	0	0	0	0

	0	0	0	0

Operating income after intersegment eliminations:
Enterprise resource planning	523	204	1,058	1,168
Business-to-business collaborative commerce	463	635	678	1,554
Other	170	38	198	36

	1,156	877	1,934	2,758

Capital expenditures:
Enterprise resource planning	43	11	140	71
Business-to-business collaborative commerce	12	49	39	71
Other	0	1	0	1

	55	61	179	143

Capitalized Software:
Enterprise resource planning	41	70	82	183
Business-to-business collaborative commerce	721	706	1,489	1,635
Other	0	0	0	0

	762	776	1,571	1,818

Depreciation and amortization:
Enterprise resource planning	320	461	668	2,358
Business-to-business collaborative commerce	892	926	1,905	2,273
Other	0	150	1	361

	1,212	1,537	2,574	4,992

			October 31, 2002	April 30, 2002
Identifiable assets:
Enterprise resource planning			$52,541	$52,827
Business-to-business collaborative commerce			38,322	40,113
Other			1,494	1,235

			92,357	94,175

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements—Unaudited (continued)
October 31, 2002

I.    Certain Relationships and Related Transactions

Relationship and Certain Transactions with Logility, Inc.

In 1997, we completed an initial public offering of 2,200,000 shares of common stock in our subsidiary, Logility, Inc. (“Logility”). Prior to that time, Logility was a wholly-owned subsidiary, operating as our supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, American Software and Logility entered into a number of agreements for the purpose of defining certain relationships between the parties (the “Intercompany Agreements”). We summarize the more significant of the Intercompany Agreements below. As a result of our ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation.

Services Agreement

In 1997, American Software and Logility entered into a Services Agreement (the “Services Agreement”) with respect to certain services we (or our subsidiaries) provide to Logility. Under the Services Agreement we provide services in exchange for fees, which management believes would not exceed fees that would be paid if independent third parties provided such services. The services we provide to Logility under the Services Agreement include, among other things, certain accounting, audit, cash management, corporate development, employee benefit plan administration, human resources and compensation, general and administration services, and risk management and tax services. In addition to these services, we have agreed to allow eligible employees of Logility to participate in certain of our employee benefit plans. Logility has agreed to reimburse us for costs (including any contributions and premium costs and including third-party expenses and allocations of certain personnel expenses), generally in accordance with past practice, relating to the participation by Logility’s employees in any of our benefit plans.

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either party elects not to renew. Logility will indemnify us against any damages that we may incur in connection with our performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with our rendering of services under the Services Agreement. The parties valued the services related to this agreement at $307,000 for the three months ended October 31, 2002 , $429,000 for the three months ended October 31, 2001, $633,500 for the six months ended October 31, 2002, and $899,500 for the six months ended October 31, 2001.

Facilities Agreement

In 1997, American Software and Logility entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities we own or lease. The Facilities Agreement had an initial term of two years and is renewed automatically for successive one-year terms unless either party elects not to renew. Logility may terminate the Facilities Agreement for any reason with respect to any particular facility upon thirty days’ written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and is subject to the disposition by American Software of any facility that it owns. The parties valued the services related to this agreement at $111,000 for the three months ended October 31, 2002, $122,000 for the three months ended October 31, 2001, $240,000 for the six months

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements—Unaudited (continued)
October 31, 2002

ended October 31, 2002, and $251,000 for the six months ended October 31, 2001. Included in these costs are lease expense, utilities expense, telephone expense, and security expenses.

Tax Sharing Agreement

We include Logility in our federal consolidated income tax group, and include its federal income tax liability in the consolidated federal income tax liability of American Software and its subsidiaries. In 1997, Logility and American Software entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) pursuant to which American Software and Logility will make payments between them such that we and Logility will determine the amount of taxes that Logility will pay, subject to certain adjustments, as if Logility were to file separate federal, state, and local income tax returns, rather than as our consolidated subsidiary. Pursuant to the Tax Sharing Agreement, under certain circumstances, we will reimburse Logility for tax attributes that it generates after deconsolidation of Logility from the consolidated tax group of American Software, such as net operating losses and loss carryforwards. Such reimbursement, if any, will be made for utilization of Logility’s losses only after such losses are utilized by American Software. For that purpose, we deem all losses of American Software and its consolidated income tax group to be utilized in the order in which we recognize them. Logility will pay us a fee intended to reimburse us for all direct and indirect costs we incur with respect to its share of our overall costs of tax-related services.

Technology License Agreement

In 1997, American Software and Logility entered into a Technology License Agreement (the “Technology License Agreement”) pursuant to which Logility granted us a non-exclusive, worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Voyager Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from us. Pursuant to the Technology License Agreement, American Software and Logility disclose to one another any enhancements and improvements that they may make or acquire in relation to a Logility Voyager Solutions product, subject to third-party confidentiality requirements. The term of the Technology License Agreement is indefinite, although Logility may terminate the Technology License Agreement for cause, and we may terminate the Technology License Agreement at any time upon sixty (60) days’ prior written notice to Logility. Upon termination of the Technology License Agreement, all rights to Logility Voyager Solutions products that Logility licenses to American Software revert to Logility, while all rights to enhancements and improvements we make to Logility Value Chain Solutions products revert to us.

Marketing License Agreement

Effective August 1, 2002, American Software USA, Inc. (“USA”), our wholly owned subsidiary, and Logility entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to Logility’s BBCC segment product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% of the net license revenue collected by Logility under license agreements for Logility products with certain end-users who are also licensees of software products of American Software. This agreement replaced a similar agreement executed by the parties in 1997. It has a term of one year and may be extended by the agreement of both parties. The parties valued the services related to the previous marketing agreement at $23,000 for the three months ended October 31, 2002, $8,000 for the three months ended October 31, 2001, $63,000 for the six months ended October 31, 2002, and $24,000 for the six months ended October 31, 2001.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements—Unaudited (continued)
October 31, 2002

Leases

We lease a two-story, 17,500 square foot building at 443 East Paces Ferry Road, N.E., Atlanta, Georgia, which we use primarily for financial administration and technical staffing. This building is owned by a limited partnership of which Thomas L. Newberry and James C. Edenfield, principal shareholders of American Software, are the sole partners. The term of the lease initially expired December 31, 1996, and has been continued on a quarterly basis with a current base annual rental rate of $17.00 per square foot, or $300,000 per year, pending negotiation of a new lease.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate”, “intend”, “plan”, “continue”, “could”, “grow”, “may”, “potential”, “predict”, “strive”, “will”, “seek”, “estimate”, “believe”, “expect”, and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements we make herein are pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;
•	liquidity, cash flow and capital expenditures;
•	demand for and pricing of our products and services;
•	acquisition activities and the effect of completed acquisitions;
•	industry conditions and market conditions; and
•	general economic conditions.

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2003”, “fiscal 2002”, and “fiscal 2001” refer to our fiscal years ended April 30, 2003, 2002, and 2001, respectively.

OVERVIEW

We develop, market, and support Internet commerce, enterprise resource planning (ERP) and integrated supply chain management solutions. Our product line encompasses integrated business applications such as demand forecasting, logistics planning, warehouse management, order management, financials, manufacturing, and transportation solutions. We offer professional services to our customers in support of our products and third-party products. These services include project management, implementation, product education, technical consulting, programming, system integration and maintenance and support.

We derive revenues primarily from three sources: software licenses, services and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Revenues we derive from services primarily include consulting, implementation and training fees. We bill under both time and materials and fixed fee arrangements and recognize fees as services are performed. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize the related revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition.    We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary and tailored software upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor-specific evidence exists to defer any revenue related to undelivered elements of the arrangement. Generally, we bill for maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. Services revenues primarily include revenues from consulting, implementation, and training services. We bill services fees under both time and materials and fixed fee arrangements and recognize them as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized. Revenues from sales of third party products are recorded net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Generally, our software products do not require significant modification or customization. Installation of the products is normally routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established vendor-specific objective evidence of fair value (VSOE) for our maintenance contracts and professional services. We determine fair value based on the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those we sell with the initial license, based on VSOE, which we typically derive from the renewal rate of the annual maintenance contract. We recognize maintenance revenues over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE, and allocate the remainder to license fees.

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to make payments, we may need to establish additional allowances or defer additional revenue until collection becomes probable or we decide to charge off the account. We specifically analyze accounts receivables and analyze historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when we evaluate the adequacy of the allowance for doubtful accounts.

Valuation of Long-Lived and Intangible Assets.    In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) and Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”), we review the carrying value of intangible assets and other long-lived assets (asset group), including, but not limited to, capitalized computer software development costs, on a regular basis for the existence of facts or circumstances that may suggest impairment. Factors we consider important that could trigger an impairment review include:

—	significant under-performance relative to historical or projected future operating results;

—	significant negative industry or economic trends;

—	significant decline in our stock price for a sustained period;

—	significant decline in our technological value as compared to the market; and

—	our market capitalization relative to net book value.

If such circumstances exist, we evaluate the carrying value of long-lived assets (asset group) to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, we write down the asset to the net realizable value for software or the estimated fair value for other long-lived and intangible assets. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate that we determine to be commensurate with the risk inherent in our current business model. In determining expected future cash flows, we group assets at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. We estimate cash flows using appropriate and customary assumptions and projections.

See “Recent Accounting Pronouncements” below for a description of two new accounting pronouncements which have significantly changed our accounting for goodwill and other intangible assets in fiscal 2003 and beyond. As of October 31, 2002, we had unamortized goodwill of $4.2 million, which represented 4.5% of total assets. Under the new accounting standards, goodwill is no longer being amortized, but instead will be tested for impairment at least annually. In testing for impairment, we will evaluate the fair value of the acquired companies to which the goodwill relates and determine whether changed circumstances indicate that any portion of the carrying value of the goodwill may no longer be recoverable.

Income taxes.    We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to our history of net losses, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the deferred tax asset. Upon reaching such a conclusion, we will reduce the valuation allowance and recognize the deferred tax asset.

RESULTS OF OPERATIONS

Comparison of Results.    The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2002 and 2001:

	Percentage of Total Revenues		Pct. Change in Dollars
	2002	2001	2002 vs 2001
Revenues:
License fees	18%	14%	24%
Services	48	49	(6)
Maintenance	34	37	(12)

Total revenues	100	100	(4)

Cost of revenues:
License fees	6	6	(19)
Services	32	30	5
Maintenance	11	6	85

Total cost of revenues	49	42	12

Gross margin	51	58	(16)

Operating expenses:
Research and development	13	18	(27)
Less: Capitalized development	(5)	(5)	(2)
Sales and marketing	19	20	(9)
General and administrative	15	19	(23)
Provision for doubtful accounts	1	—	8

Total operating expenses	43	52	(21)

Operating income	8	6	32
Other income (expense):
Interest income	2	2	0
Gain/(loss) on investments	1	2	(71)
Minority interest	—	—	(44)

Income from continuing operations before income taxes	11	10	1
Income tax expense (benefit)	—	—	nm

Income from continuing operations	11	10	1
Discontinued operations:
Loss from operations of discontinued subsidiary	—	(3)	nm
Gain on sale of subsidiary	3	—	nm

Net income	14%	7%	79%

nm—not meaningful

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2002 and 2001:

	Percentage of Total Revenues		Pct. Change in Dollars
	2002	2001	2002 vs 2001
Revenues:
License fees	19%	18%	(6)%
Services	46	48	(15)
Maintenance	35	34	(10)

Total revenues	100	100	(12)

Cost of revenues:
License fees	6	7	(19)
Services	32	28	—
Maintenance	10	5	76

Total cost of revenues	48	40	6

Gross margin	52	60	(24)

Operating expenses:
Research and development	14	17	(25)
Less: Capitalized development	(5)	(5)	(14)
Sales and marketing	20	21	(18)
General and administrative	15	18	(26)
Provision for doubtful accounts	1	1	(19)

Total operating expenses	45	52	(23)

Operating income	7	8	(30)
Other income (expense):
Interest income	2	2	3
Gain/(loss) on investments	—	2	nm
Minority interest	—	—	(94)

Income from continuing operations before income taxes	9	12	(34)
Income tax expense (benefit)	—	—	nm

Income from continuing operations	9	12	(34)
Discontinued operations:
Loss from operations of discontinued subsidiary	—	(5)	nm
Gain on sale of subsidiary	3	—	nm

Net income	12%	7%	55%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001

REVENUES

For the quarter ended October 31, 2002 revenues totaled $14.8 million, down 4% from $15.4 million in the corresponding quarter a year ago. The decrease was primarily due to decreases in maintenance and services revenues, partially offset by an increase in license fee revenues. International revenues represented approximately 11% of total revenues in the quarter ended October 31, 2002, compared to 10% for the quarter ended October 31, 2001. One customer accounted for approximately 13% of our revenues for the quarter ended October 31, 2002.

License Fees

Software license fee revenues increased 24% to $2.6 million in the quarter ended October 31, 2002 from $2.1 million in the corresponding quarter a year ago. This increase was due to improved sales of ERP software. License fee revenues from Logility decreased 25% to $1.3 million and constituted 48% of total license fee revenues for the three-month period ended October 31, 2002, compared to $1.7 million for the same prior year period, which comprised 80% of total license fee revenues.

Services

Services revenues, which consist primarily of consulting, implementation, training, and managed services, decreased 6% to $7.1 million from $7.6 million in the prior year quarter. This decrease was primarily a result of a reduction in Logility consulting and implementation projects as a result of lower license fees in prior periods. Services revenues from Logility constituted 20% of total service revenues for the period ended October 31, 2002, and 31% of total services revenues for the period ended October 31, 2001.

Maintenance

Maintenance revenues decreased 12% to $5.0 million from $5.7 million for the same prior year period. The decrease was due to the slowdown in new software licenses in recent periods and the non-renewal of certain customer maintenance contracts primarily in the ERP area. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers. Maintenance revenues from Logility comprised 54% of total maintenance revenues for the quarter, compared to 50% for the prior year quarter.

GROSS MARGIN

Total gross margin in the quarter ended October 31, 2002 was 51% of total revenues, compared to 58% a year ago. This decrease was largely due to a decrease in the services gross margin to 33% compared to 40% in the same quarter a year ago, as a result of lower services revenue. Maintenance gross margin decreased to 68% compared to 85% during the same period one year ago, as a result of lower maintenance revenue, as well as increased expenses from reallocating R&D personnel to maintenance support in the ERP area. Partially offsetting these decreases, gross margin on license fees increased to 68% for the current quarter compared to 51% for the same quarter in the prior period, due primarily to higher license fee revenues.

EXPENSES

Research and Development

Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted):
	October 31, 2002	Percent Change	October 31, 2001
Gross product development costs	$2,019	(27%)	$2,763
Percentage of total revenues	14%		18%
Less: capitalized development	(762)	(2%)	(776)
Percentage of gross product dev. costs	38%		28%

Product development expenses	$1,257	(37%)	$1,987
Percentage of total revenues	8%		13%

Gross product development costs decreased 27% in the quarter ended October 31, 2002 compared to the prior year quarter. This was a result of cost containment and restructuring efforts in response to lower license fees, as well as the reallocation of some R&D resources to customer support, and the shift of several projects from the research phase to the development phase. Capitalized development decreased 2% for the quarter ended October 31, 2002 compared to the prior year due to the overall reduction in gross product development expenses, partially offset by the increase in Logility’s development expenses. The rate of capitalized development increased to 38% from 28% in the prior year quarter, due primarily to reduced gross product development costs. Product development expenses, as a percentage of total revenues, decreased to 8% for the current year quarter, compared to 13% for the prior year quarter.

Sales and Marketing

Sales and marketing expenses decreased 9% to $2.8 million for the quarter ended October 31, 2002 compared to $3.1 million for the same period a year ago due primarily to our cost containment efforts. As a percentage of total revenues, sales and marketing expenses were 19% for the quarter ended October 31, 2002 and 20% for the quarter ended October 31, 2001.

General and Administrative

General and administrative expenses decreased 23% to $2.2 million for the quarter ended October 31, 2002 compared to $2.9 million for the same period last year. This decrease was primarily due to a reduction in headcount and the related administrative costs. For the three months ended October 31, 2002, the average number of employees was approximately 315 compared to approximately 401 for the three months ended October 31, 2001. As a percentage of total revenues, general and administrative expenses were 15% for the quarter ended October 31, 2002 compared to 19% for the quarter ended October 31, 2001. For the second quarter of fiscal year 2002, general and administrative expenses included $298,000 of goodwill amortization, which in accordance with SFAS 142, ceased as of May 1, 2002. Had SFAS 142 been in effect in fiscal year 2002, general and administrative expenses in the quarter ended October 31, 2001 would have been approximately $2.6 million and the decrease in general and administrative expenses from the quarter ended October 31, 2001 to October 31, 2002 would have been 14%.

Provision for Doubtful Accounts

For the quarter ended October 31, 2002 we incurred a provision for doubtful accounts of $118,000, which represents an increase of 8% over the charge of $109,000 taken in the prior year quarter.

OTHER INCOME/MINORITY INTEREST

Other income is comprised of interest and dividend income, rental income, realized and unrealized gains and losses from investments and minority interest in subsidiaries’ earnings (loss). Other income decreased to $437,000 in the quarter ended October 31, 2002 compared to $726,000 for the same period a year ago, resulting primarily from a gain on sale of property in the prior year quarter. Minority interest is based on our majority-owned subsidiaries’ earnings (loss). Minority interest reduced income by $30,000 in the quarter ended October 31, 2002, compared to $54,000 for the same period a year ago, due to lower Logility earnings.

INCOME TAXES

For the quarter ended October 31, 2002, as well as the quarter ended October 31, 2001, we did not record any income taxes as a result of our cumulative net operating losses in prior periods.

DISCONTINUED OPERATIONS

For the quarter ended October 31, 2002, we recorded a gain of $463,000 on the sale of our subsidiary, AmQUEST, due to the partial reduction of a remaining contingent liability, compared to a loss from discontinued operations of approximately $417,000 for the quarter ended October 31, 2001.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001

REVENUES

Revenues for the six months ended October 31, 2002 totaled $29.3 million, down 12% from $33.3 million in the prior year period. This decrease was due primarily to reductions in services and maintenance revenues, and to a lesser extent decreased license fees. International revenues represented approximately 11% of total revenues for the six months ended October 31, 2002 compared to approximately 9% for the same period a year ago.

License Fees

For the six months ended October 31, 2002, license fee revenues totaled $5.6 million, a decrease of 6% from the same period a year ago. We continued to experience lower license fee revenues due to slow general economic conditions. License fee revenues from Logility decreased 29% to $3.0 million and constituted 54% of the total license fee revenues for the six month period ended October 31, 2002, compared to $4.3 million or 71% of overall license fees for the prior year period.

Services

For the six months ended October 31, 2002, services revenues totaled $13.6 million, a decrease of 15% from the prior year period. This decrease was primarily a result of a reduction in new consulting and implementation projects due to reduced license fees in recent periods. Services revenues for Logility constituted 20% of total services revenues for the six months ended October 31, 2002 and constituted 32% of total services revenues for the six months ended October 31, 2001.

Maintenance

For the six months ended October 31, 2002, maintenance revenues totaled $10.1 million, a decrease of 10% from the same period a year ago. This decrease was due to the slowdown in ERP license fees in recent periods as well as lower maintenance renewals from ERP customers. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers.

GROSS MARGIN

For the six months ended October 31, 2002, total gross margin was 52% compared to 60% for the same period a year ago. This decrease was largely due to a decrease in services gross margin, from 42% to 31%, as well as a decrease in maintenance gross margin, to 70% compared to 85% in the prior year period. These reduced gross margins are attributable to lower license fees in recent periods, which resulted in lower services and maintenance revenues in the current six month period. Partially offsetting these lower margins was an increase in license fee gross margin, to 67% from 61% in the prior year period. This increase was due primarily to lower cost of license fees from our Logility subsidiary.

EXPENSES

Research and Development

Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Six Months Ended ($000’s omitted):
	October 31, 2002	Percent Change		October 31, 2001
Gross product development costs	$4,268	(25%	)	$5,665
Percentage of total revenues	15%			17%
Less: capitalized development	(1,571)	(14%	)	(1,818)
Percentage of gross product dev. costs	37%			32%

Product development expenses	$2,697	(30%	)	$3,847
Percentage of total revenues	9%			12%

Gross product development costs decreased 25% for the six months ended October 31, 2002 primarily as a result of cost reduction efforts in response to the lower license fees and the reallocation of some R&D resources to services and customer support, and the shift of several projects from the research phase to the development phase. Capitalized development expenses decreased 14% for the six months ended October 31, 2002, while the rate of capitalized development increased to 37% from 32% for the same period. The decrease in capitalized development expenses was due to the completion of several capitalized projects during the last two quarters. The increase in the rate of capitalized development resulted from lower gross product development expenses. Product development expenses, as a percentage of total revenues, decreased to 9% from 12% for the six months ended October 31, 2002 primarily as a result of the decrease in gross development costs noted above.

Sales and Marketing

Sales and marketing expenses decreased 18% to $5.8 million for the six months ended October 31, 2002 when compared to the same prior year period. As a percentage of total revenues, sales and marketing expenses were 20% for the six months ended October 31, 2002 compared to 21% for the prior year period.

General and Administrative

General and administrative expenses decreased 26% to $4.4 million for six months ended October 31, 2002, compared to $6.0 million for the same prior year period. This decrease was due primarily to reduction in headcount and related costs. For the six months ended October 31, 2002, the average number of employees was approximately 316, compared to approximately 415 for the six months ended October 31, 2001. For the six months ended October 31, 2001, general and administrative expenses included $553,000 of goodwill amortization, which in accordance with SFAS 142, ceased as of May 1,

2002. Had SFAS 142 been in effect in fiscal year 2002, general and administrative expenses in the six months ended October 31, 2001 would have been approximately $5.4 million and the decrease in general and administrative expenses from the six months ended October 31, 2001 to October 31, 2002 would have been 19%.

Provision for Doubtful Accounts

For the six months ended October 31, 2002, we incurred a provision for doubtful accounts of $246,000, a decrease of 19% compared to the $304,000 charge taken in the prior year period.

OTHER INCOME/MINORITY INTEREST

Other income is comprised of interest and dividend income, rental income, realized and unrealized gains and losses from investments and minority interest in subsidiaries’ earnings (loss). Other income decreased to $628,000 in the six months ended October 31, 2002 compared to $1.3 million for the same period a year ago, resulting primarily from a gain on sale of property in the prior year period. Minority interest is based on our majority-owned subsidiaries’ earnings (loss). Minority interest reduced income by $11,000 in the six months ended October 31, 2002, compared to $185,000 for the same period a year ago, due to lower Logility earnings.

INCOME TAXES

For the six months ended October 31, 2002, and the six months ended October 31, 2001, we did not record any income taxes as a result of our cumulative net operating losses in prior periods.

DISCONTINUED OPERATIONS

For the six months ended October 31, 2002, we recorded an additional gain of $925,000 on the sale of our subsidiary, AmQUEST, due to the partial reduction of a remaining contingent liability, compared to a loss from discontinued operations of approximately $1.6 million for the six months ended October 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the six months ended October 31, 2002 and October 31, 2001. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

	Six Months Ended October 31 ($000’s omitted):
	2002	2001
Net cash provided by continuing operations	$4,696	$7,047
Net cash used in discontinued operations	—	(1,615)

Net cash provided by operating activities	4,696	5,432
Net cash provided by investing activities	1,948	6,458
Net cash used in financing activities	(842)	(889)

Net increase in cash and cash equivalents	$5,802	$11,001

We fund our operations and capital expenditures primarily with cash generated from operating activities.

The changes in net cash provided by operating activities generally reflect the changes in net income and non-cash operating items, plus the effect of changes in operating assets and liabilities, such as trading securities, trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue.

Our operating activities provided cash of approximately $4.7 million in the six months ended October 31, 2002, and provided cash of approximately $5.4 million in the same period last year. Cash flows from operations were composed primarily of proceeds from sales of trading securities ($3.3 million), depreciation and amortization ($2.6 million), income from continuing operations ($2.6 million), and decrease in accounts receivable ($1.4 million). These were partially offset by a decrease in accounts payable and other accrued liabilities ($2.4 million), purchases of trading securities ($1.8 million), and decrease in deferred revenue ($1.1 million).

Cash provided by investing activities was approximately $1.9 million for the six months ended October 31, 2002 and approximately $6.5 million in the same period of the prior year. Cash provided by investing activities was composed of maturities of investments ($53.5 million), which was partially offset by purchases of investments ($49.7 million) and capitalized software development costs ($1.6 million).

Cash used in financing activities was approximately $842,000 for the six months ended October 31, 2002, and approximately $889,000 for the six months ended October 31, 2001. Cash used in financing activities for the current period was primarily composed of the repurchase of common stock of $871,000.

Days Sales Outstanding in accounts receivable was 66 days as of October 31, 2002 compared to 67 days at October 31, 2001.

At October 31, 2002 our current ratio was 3.6 to 1 and cash and investments totaled 62% of total assets at October 31, 2002. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the current economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 18, 1997, our Board of Directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company’s Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2,000,000 Class A common shares. We have made these repurchases, and will make any future repurchases, through open market purchases at prevailing market prices. The timing of any future repurchases will depend upon market conditions, the market price of our common stock and our assessment of our liquidity and cash flow needs. Since the adoption of these resolutions, through December 12, 2002, we have repurchased approximately 2.0 million shares of common stock at a cost of approximately $6.8 million.

On December 15, 1997, Logility’s Board of Directors approved a resolution authorizing the repurchase of up to 350,000 shares of their common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998. In November 1998 Logility’s Board adopted an additional repurchase resolution for up to 800,000 shares. The timing of any future repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. Under both resolutions, through December 12, 2002, Logility has purchased a cumulative total of 699,665 shares at a total cost of approximately $4.6 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead must be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

The Company adopted the provisions of SFAS 141 in 2001 and SFAS 142 effective May 1, 2002. SFAS 141 required, upon adoption of SFAS 142, that we evaluate our existing goodwill and intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we also were required to reassess the useful lives and residual values of all intangible assets acquired, and to make any necessary amortization period adjustments.

As of May 1, 2002, the date of adoption of SFAS 142, we had unamortized goodwill of $4.1 million and no unamortized identifiable intangible assets, which were subject to the transition provisions of SFAS 141 and SFAS 142. During the second quarter of fiscal 2003, we evaluated the fair values of the business segments identified under the provisions of SFAS 141 and SFAS 142 and concluded that no impairment of recorded goodwill exists. As a result, no amortization of goodwill was recorded for the six months ended October 31, 2002. Amortization expense related to goodwill was $553,000 for the six months ended October 31, 2001.

The reconciliation of reported net earnings adjusted for the adoption of SFAS 142 is as follows (in thousands except per share amounts):

	Three months ended October 31,		Six months ended October 31,
	2002	2001	2002	2001
Net earnings
As reported	$2,026	$1,132	$3,476	$2,241
Add back: Goodwill amortization	—	298	—	553

Adjusted net earnings available to common shareholders	$2,026	$1,430	$3,476	$2,794

Net earnings per common share
Basic:
As reported	$0.09	$0.05	$0.15	$0.10
Add back: Goodwill amortization	—	0.01	—	0.02

Adjusted net earnings per common share	$0.09	$0.06	$0.15	$0.12

Diluted:
As reported	$0.09	$0.05	$0.15	$0.10
Add back: Goodwill amortization	—	0.01	—	0.02

Adjusted net earnings per common share	$0.09	$0.06	$0.15	$0.12

In August 2001, the FASB issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or the normal operation of a long-lived asset, except for certain obligation of leases. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not anticipate the adoption of SFAS No. 143 will have a material effect on our financial condition or results of operations.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144), which supersedes both FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, we evaluate goodwill for impairment under Statement No. 142, “Goodwill and Other Intangible Assets”.

We adopted Statement 144 effective May 1, 2002. The adoption of Statement 144 did not have a material impact on our consolidated financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. It also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. It also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 had no impact on our consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF No. 94-3, a liability for exit costs was recognized at the date of an entity’s commitment to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not anticipate that the adoption of Statement No. 146 will have a material impact on our consolidated financial condition, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

In the quarter ended October 31, 2002, we generated 11% of our revenues outside the United States. Our foreign subsidiaries are usually the source of our international sales, which are typically denominated in U.S. Dollars or British Pounds Sterling. However, the expense our foreign subsidiaries incur is denominated in the local currencies. The effect of foreign exchange rate fluctuations on us during the quarter and six months ended October 31, 2002 was not material. We have not engaged in any hedging activities.

Interest rates

We manage our interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of our securities at October 31, 2002 was approximately $55.3 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of a local bank. Such operating cash balances held at banks outside the United States are minor and denominated in the local currency.

Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. In addition, our investments in equity securities are subject to stock market volatility. Due in part to these factors, our future investment income may fall short of expectations or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Should our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal. We attempt to limit our exposure to the risks associated with interest rate fluctuations by concentrating a substantial portion of our investments in instruments with relatively short maturities. Accordingly, we believe that fluctuations in interest rates will not have a material affect on our financial condition or results of operations.

Item 4.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.    The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this report, evaluated the Company’s internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)	The Company held its 2002 Annual Meeting of Shareholders on August 19, 2002.

(b)	The shareholders elected the following directors at the meeting:

James C. Edenfield, J. Michael Edenfield, David H. Gambrell, Dennis Hogue, Dr. John J. Jarvis, James B. Miller, Jr., Dr. Thomas L. Newberry and Thomas L. Newberry, V.

(c)
At the Company’s 2002 Annual Meeting of Shareholders, the only Shareholder votes taken were with respect to (i) the election of directors and (ii) an amendment to the Company’s 2001 Stock Option Plan to increase the number of Class A Common Shares that may be subject to options granted under that Plan from 2,000,000 shares to 2,975,000 shares. The specific results of those shareholder votes were as follows:

(i)	Director Elections. All current directors were nominated for re-election, and all were re-elected. There were no other nominees for director.

Directors elected by Class A shareholders:

Dennis Hogue: Votes “For:” 5,409,180; Withholding Authority to Vote “For:” 1,617,794

John J. Jarvis: Votes “For:” 5,505,077; Withholding Authority to Vote “For:” 1,521,897

James B. Miller, Jr.: Votes “For:” 5,408,725; Withholding Authority to Vote “For:” 1,618,249

Directors elected by Class B shareholders:

James C. Edenfield: Votes “For:” 4,082,289; Votes “Against:” 0

J. Michael Edenfield: Votes “For:” 4,082,289; Votes “Against:” 0

David H. Gambrell: Votes “For:” 4,082,289; Votes “Against:” 0

Dr. Thomas L. Newberry: Votes “For:” 4,082,289; Votes “Against:” 0

Thomas L. Newberry, V: Votes “For:” 4,082,289; Votes “Against:” 0

(ii)	Amendment to 2001 Stock Option Plan.

Weighted number of shares voting “For” amendment: 4,489,791

Weighted number of shares voting “Against” amendment: 292,892

Weighted number of shares abstaining from voting on amendment: 2,304

Votes on the proposed amendment were weighted among Class A shares and Class B shares in accordance with the Company’s Articles of Incorporation.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 10.1 – Marketing License Agreement between American Software USA, Inc., and Logility, Inc. dated as of August 1, 2002.

(b)	No report on Form 8-K was filed during the quarter ended October 31, 2002.

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

The following pages include the Signatures page for this Form 10-Q, and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the Company.

The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and its “internal controls and procedures for financial reporting”. Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification).

The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 12, 2002	By:	/S/ JAMES C. EDENFIELD
James C. Edenfield President, Chief Executive Officer and Treasurer

Date: December 12, 2002	By:	/S/ VINCENT C. KLINGES
Vincent C. Klinges Chief Financial Officer

Date: December 12, 2002	By:	/S/ DEIRDRE J. LAVENDER
Deirdre J. Lavender Controller and Principal Accounting Officer

CERTIFICATION

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002	By:	/S/ JAMES C. EDENFIELD
James C. Edenfield Chief Executive Officer

CERTIFICATION (continued)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002	By:	/S/ VINCENT C. KLINGES
Vincent C. Klinges Chief Financial Officer

CERTIFICATION (continued)

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of American Software, Inc., that, to his knowledge, the Quarterly Report of American Software, Inc. on Form 10-Q for the period ended October 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of American Software, Inc.

Date: December 12, 2002	By:	/S/ JAMES C. EDENFIELD
James C. Edenfield Chief Executive Officer

Date: December 12, 2002	By:	/S/ VINCENT C. KLINGES
Vincent C. Klinges Chief Financial Officer