Form 10-Q
period 2003-01-31
AMERICAN SOFTWARE INC
filed 2003-03-14
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2003

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _____________

Commission File Number: 0-12456

AMERICAN SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1098795 (IRS Employer Identification Number)

470 East Paces Ferry Road, N.E., Atlanta, Georgia (Address of principal executive offices)	30305 (Zip Code)

(404) 261-4381
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 12, 2003
Class A Common Stock, $.10 par value	18,355,903 Shares
Class B Common Stock, $.10 par value	4,082,289 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended January 31, 2003

PART I - F INANCIAL INFORMATION

Item 1.            Financial Statements

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands except share data)
(Unaudited)

	January 31, 2003	April 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$33,821	$31,429
Investments - current	23,384	20,433
Trade accounts receivable, less allowance for doubtful accounts of $765 at January 31, 2003 and $906 at April 30, 2002:
Billed	7,901	9,828
Unbilled	3,271	1,848
Prepaid expenses and other current assets	1,355	1,197

Total current assets	69,732	64,735

Investments – noncurrent	839	5,393
Property and equipment, less accumulated depreciation	9,285	10,424
Capitalized development, less accumulated amortization	7,456	7,791
Goodwill, less accumulated amortization	4,295	4,092
Other assets	1,706	1,740

	$93,313	$94,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$793	$1,820
Accrued compensation and related costs	2,878	3,411
Other current liabilities	4,428	7,707
Deferred revenue	10,225	10,573

Total current liabilities	18,324	23,511

Other noncurrent liabilities	—	152

Total liabilities	18,324	23,663

Minority interest	4,070	4,095
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares;
Issued 21,907,288 shares at January 31, 2003 and 21,644,410 shares at April 30, 2002	2,191	2,164
Class B, $.10 par value. Authorized 10,000,000 shares;
Issued and outstanding 3,842,289 shares at January 31, 2003 and 4,082,289 shares at April 30, 2002; convertible into Class A shares on a one-for-one basis	384	408
Additional paid-in capital	66,940	66,165
Accumulated other comprehensive income	234	248
Retained earnings	20,423	15,286
Class A treasury stock, at cost, 3,490,985 shares at January 31, 2003 and 3,026,154 shares at April 30, 2002	(19,253)	(17,854)

Total shareholders’ equity	70,919	66,417

	$93,313	$94,175

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands except per share data)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,

	2003	2002	2003	2002

Revenues:
License fees	$3,496	$2,242	$9,101	$8,229
Services	6,545	7,541	20,160	23,598
Maintenance	4,893	5,210	15,021	16,513

Total revenues	14,934	14,993	44,282	48,340

Cost of revenues:
License fees	1,185	1,108	3,062	3,419
Services	4,817	4,189	14,154	13,538
Maintenance	1,323	1,090	4,329	2,793

Total cost of revenues	7,325	6,387	21,545	19,750

Gross Margin	7,609	8,606	22,737	28,590

Operating expenses:
Research and development costs	1,915	2,372	6,183	8,037
Less: Capitalized development	(685)	(644)	(2,256)	(2,462)
Sales and marketing	2,807	2,804	8,634	9,891
General and administrative	2,464	2,846	6,888	8,834
Provision for doubtful accounts	107	124	353	427

Total operating expenses	6,608	7,502	19,802	24,727

Operating income	1,001	1,104	2,935	3,863

Other income (expense):
Interest income	291	207	957	855
Gain/(loss) on investments and other	(61)	151	(99)	787
Minority interest	(127)	(88)	(138)	(273)

Income from continuing operations before income taxes	1,104	1,374	3,655	5,232

Income tax expense (benefit)	—	—	—	—

Income from continuing operations	1,104	1,374	3,655	5,232
Discontinued Operations:
Loss from operations of discontinued segment	—	(249)	—	(1,865)
Gain on sale of discontinued segment	557	—	1,482	—

Net earnings	$1,661	$1,125	$5,137	$3,367

Net earnings (loss) per common share:
Basic:	$0.05	$0.06	$0.16	$0.23
Continuing Operations	$0.02	$(0.01)	$0.07	$(0.08)

Discontinued Operations	$0.07	$0.05	$0.23	$0.15

Diluted:
Continuing Operations	$0.05	$0.06	$0.16	$0.23
Discontinued Operations	$0.02	$(0.01)	$0.06	$(0.08)

	$0.07	$0.05	$0.22	$0.15

Shares used in the calculation of net earnings (loss) per common share:
Basic	22,342	22,787	22,483	22,784

Diluted	22,932	22,918	23,142	22,799

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended January 31

	2003	2002

Cash flows from operating activities:
Net earnings	$5,137	$3,367
Income (loss) from discontinued operations	1,482	(1,865)

Income from continuing operations	3,655	5,232

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,940	7,268
Minority interest	138	273
Provision for doubtful accounts	353	427
Net loss (gain) on investments	511	(27)
Change in operating assets and liabilities:
Purchases of trading securities	(3,708)	(1,375)
Proceeds from sales of trading securities	3,292	668
Proceeds from maturities of investments	100	2,667
Accounts receivable	151	2,576
Prepaid expenses and other assets	(124)	(311)
Accounts payable and other accrued liabilities	(4,432)	(3,016)
Deferred revenue	(348)	(2,728)

Net cash provided by continuing operations	3,528	11,654
Income (loss) from discontinued operations	1,482	(1,865)

Net cash provided by operating activities	5,010	9,789

Cash flows from investing activities:
Capitialized software development costs	(2,256)	(2,462)
Purchases of property and equipment	(231)	(163)
Purchased software costs	—	(130)
Purchase of majority interest in subsidiaries	—	(557)
Proceeds from sale of fixed assets	—	984
Purchases of investments	(66,681)	(21,457)
Maturities of investments	68,089	26,376
Purchases of common stock by subsidiary	(203)	(79)

Net cash (used in) provided by investing activities	(1,282)	2,512

Cash flows from financing activities:
Payment of capital lease obligations	—	(1,231)
Repurchase of common stock	(1,399)	(21)
Proceeds from exercise of stock options	51	18
Proceeds from Shareholder Stock Purchase Plan	12	16

Net cash used in financing activities	(1,336)	(1,218)

Net increase in cash and cash equivalents	2,392	11,083

Cash and cash equivalents at beginning of period	$31,429	$10,057

Cash and cash equivalents at end of period	$33,821	$21,140

Supplemental disclosures of cash paid during the period for:
Income taxes	$—	$—

Interest	$—	$140

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – Unaudited
January 31, 2003

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

B.        Comprehensive Income

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. We have not included statements of comprehensive income in the accompanying unaudited condensed consolidated financial statements since comprehensive income and net earnings presented in the accompanying condensed consolidated statements of operations would be substantially the same.

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

We utilize the percentage-of-completion method of accounting to recognize revenue on service implementation projects for fixed amounts. We measure progress under the percentage-of-completion method based on our best estimate of the cost of work completed in relation to the total cost of work to be performed under the contract. We recognize immediately any estimated losses on services or implementation projects for fixed amounts.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – Unaudited (continued)
January 31, 2003

Specific Objective Evidence (“VSOE”) for maintenance based on stated renewal rates in the contract.

Deferred Revenues. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized.

Indirect Channel Revenues. We recognize revenues from sales we make through indirect channels only when the distributor makes a sale to an end-user. We recognize revenues from indirect channels upon delivery of the software to the end-user assuming we meet all other conditions of SOP 97-2 and SOP 98-9.

D.        Major Customer

No single customer accounted for more than 10% of our total revenues in the quarter or nine months ended January 31, 2003.

E.        Sale of wholly-owned subsidiary

On February 5, 2002, we sold our wholly-owned subsidiary, AmQUEST, Inc., to Infocrossing, Inc. We have reclassified the results of operations of AmQUEST, Inc. as discontinued operations in our condensed consolidated statements of operations for all periods presented. For the quarter ended January 31, 2003, we recorded a gain of $557,000 on the sale of our subsidiary, AmQUEST, due to the partial reduction of a remaining contingent liability, compared to a loss from discontinued operations of approximately $249,000 for the quarter ended January 31, 2002.

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

We adopted the provisions of SFAS 141 in 2001 and SFAS 142 effective May 1, 2002. SFAS 141 required, upon adoption of SFAS 142, that we evaluate our existing goodwill and intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we also were required to reassess the useful lives and residual values of all intangible assets acquired, and to make any necessary amortization period adjustments.

As of May 1, 2002, the date of adoption of SFAS 142, we had unamortized goodwill of $4.1 million and no unamortized identifiable intangible assets, which were subject to the transition

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – Unaudited (continued)
January 31, 2003

provisions of SFAS 141 and SFAS 142. During the second quarter of fiscal 2003, we evaluated the fair values of the business segments identified under the provisions of SFAS 141 and SFAS 142 and concluded that no impairment of recorded goodwill exists. As a result of the adoption of SFAS 142, we recorded no amortization of goodwill for the quarter or the nine months ended January 31, 2003. Amortization expense related to goodwill was $299,000 for the three months ended January 31, 2002 and $852,000 for the nine months ended January 31, 2002.

The reconciliation of reported net earnings adjusted for the adoption of SFAS 142 is as follows (in thousands except per share amounts):

	Three months ended January 31,		Nine months ended January 31,

	2003	2002	2003	2002

Net earnings
As reported	$1,661	$1,125	$5,137	$3,367
Add back: Goodwill amortization	—	299	—	852

Adjusted net earnings available to common shareholders	$1,661	$1,424	$5,137	$4,219

Net earnings per common share
Basic:
As reported	$0.07	$0.05	$0.23	$0.15
Add back: Goodwill amortization	—	0.01	—	0.04

Adjusted net earnings per common share	$0.07	$0.06	$0.23	$0.19

Diluted:
As reported	$0.07	$0.05	$0.22	$0.15
Add back: Goodwill amortization	—	0.01	—	0.04

Adjusted net earnings per common share	$0.07	$0.06	$0.22	$0.19

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

We use the same numerator in calculating both basic and diluted net earnings (loss) per common share for a given period. We base the denominator on the number of common shares as shown in the following table:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – Unaudited (continued)
January 31, 2003

	Three Months Ended January 31,		Nine Months Ended January 31,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	18,330	18,705	18,424	18,702
Class B Shares	4,012	4,082	4,059	4,082

Basic weighted average common shares outstanding:	22,342	22,787	22,483	22,784

Dilutive effect of outstanding Class A common stock options outstanding:	590	131	659	15

Total	22,932	22,918	23,142	22,799

Net earnings	$1,661	$1,125	$5,137	$3,367

Net earnings per common share:
Basic	$0.07	$0.05	$0.23	$0.15

Diluted	$0.07	$0.05	$0.22	$0.15

For the three months ended January 31, 2003 we excluded from the computation of diluted earnings per share options to purchase 2,562,966 shares of common stock, and for the nine months ended January 31, 2003, we excluded from that computation options to purchase 2,087,430 shares of common stock. For the three months ended January 31, 2002 we excluded from that computation options to purchase 2,945,016 shares of common stock, and for the nine months ended January 31, 2002 we excluded options to purchase 3,789,274 shares of common stock. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of January 31, 2003 we had a total of 4,955,584 options outstanding and as of January 31, 2002 we had a total of 3,804,297 options outstanding.

H.        Industry Segments

We operate and manage our business in two segments based on software and services provided in two key product markets. The Enterprise Resource Planning (ERP) segment automates customers’ internal financing, human resources, and manufacturing functions. The Business-to-Business Collaborative Commerce (BBCC) segment provides advanced business-to-business collaborative planning and integrated logistics capabilities. The BBCC segment represents the business of our subsidiary Logility, Inc. In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2003 and January 31, 2002:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – Unaudited (continued)
January 31, 2003

	Three Months Ended January 31,		Nine Months Ended January 31,

	2003	2002	2003	2002

Revenues:
Enterprise resource planning	$6,280	$6,270	$20,114	$21,531
Business-to-business collaborative commerce	6,449	7,236	17,650	22,256
Other	2,205	1,487	6,518	4,553

	14,934	14,993	44,282	48,340

Operating income before intersegment eliminations:
Enterprise resource planning	48	651	2,044	2,995
Business-to-business collaborative commerce	843	412	584	792
Other	110	41	307	76

	1,001	1,104	2,935	3,863

Intersegment eliminations:
Enterprise resource planning	(394)	(679)	(1,331)	(1,854)
Business-to-business collaborative commerce	394	679	1,331	1,854
Other	—	—	—	—

	—	—	—	—

Operating income after intersegment eliminations:
Enterprise resource planning	(346)	(28)	713	1,141
Business-to-business collaborative commerce	1,237	1,091	1,915	2,646
Other	110	41	307	76

	1,001	1,104	2,935	3,863

Capital expenditures:
Enterprise resource planning	27	(20)	164	78
Business-to-business collaborative commerce	20	41	60	83
Other	7	—	7	2

	54	21	231	163

Capitalized Software:
Enterprise resource planning	17	60	99	243
Business-to-business collaborative commerce	668	584	2,157	2,219
Other	—	—	—	—

	685	644	2,256	2,462

Depreciation and amortization:
Enterprise resource planning	326	2,027	975	3,934
Business-to-business collaborative commerce	1,058	926	2,965	3,333
Other	—	—	—	1

	1,384	2,953	3,940	7,268

	January 31, 2003	April 30, 2002

Identifiable assets:
Enterprise resource planning	$51,043	$52,827
Business-to-business collaborative commerce	40,759	40,113
Other	1,511	1,235

	93,313	94,175

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – Unaudited (continued)
January 31, 2003

I. Certain Relationships and Related Transactions

Relationship and Certain Transactions with Logility, Inc.

In 1997, we completed an initial public offering of 2,200,000 shares of common stock in our subsidiary, Logility, Inc. (“Logility”). Prior to that time, Logility was a wholly owned subsidiary, operating as our supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, American Software and Logility entered into a number of agreements for the purpose of defining certain relationships between the parties (the “Intercompany Agreements”). We summarize the more significant of the Intercompany Agreements below. As a result of our ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation.

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

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either party elects not to renew. The Services Agreement has been renewed annually since the initial term. Logility will indemnify us against any damages that we may incur in connection with our performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with our rendering of services under the Services Agreement. The parties valued the services related to this agreement at $280,000 for the three months ended January 31, 2003 , $462,000 for the three months ended January 31, 2002, $923,000 for the nine months ended January 31, 2003, and $1.4 million for the nine months ended January 31, 2002.

Facilities Agreement

In 1997, American Software and Logility entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities we own or lease. The Facilities Agreement had an initial term of two years and is renewed automatically for successive one-year terms unless either party elects not to renew. The Facilities Agreement has been renewed annually since the initial term. Either party may terminate the Facilities Agreement for any reason with respect to any particular facility upon 90 days written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and is subject to the disposition by American Software of any facility that it owns. The parties valued the

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – Unaudited (continued)
January 31, 2003

services related to this agreement at $116,000 for the three months ended January 31, 2003, $134,000 for the three months ended January 31, 2002, $354,000 for the nine months ended January 31, 2003, and $384,000 for the nine months ended January 31, 2002. Included in these costs are lease expense, utilities expense, telephone expense, and security expenses.

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

Technology License Agreement

In 1997, American Software and Logility entered into a Technology License Agreement (the “Technology License Agreement”) pursuant to which Logility granted us a non-exclusive, worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Voyager Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from us. Pursuant to the Technology License Agreement, American Software and Logility disclose to one another any enhancements and improvements that they may make or acquire in relation to a Logility Voyager Solutions product, subject to third-party confidentiality requirements. The term of the Technology License Agreement is indefinite, although Logility may terminate the Technology License Agreement for cause, and we may terminate the Technology License Agreement at any time upon sixty (60) days’ prior written notice to Logility. Upon termination of the Technology License Agreement, all rights to Logility Voyager Solutions products that Logility licenses to American Software revert to Logility, while all rights to enhancements and improvements we make to Logility Voyager Solutions products revert to us.

Marketing License Agreement

Effective August 1, 2002, American Software USA, Inc. (“USA”), our wholly owned subsidiary, and Logility entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to Logility’s BBCC segment product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% of the net license revenue collected by Logility under license agreements for Logility products with certain end-users who are also licensees of software products of American Software. This agreement replaced a similar agreement executed by the parties in 1997. It has a term of one year and may be extended by the agreement of both parties. USA received no payments under this agreement for the three months ended January 31, 2003. The parties valued the services related to this agreement at $84,000 for the three

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – Unaudited (continued)
January 31, 2003

months ended January 31, 2002, $62,000 for the nine months ended January 31, 2003, and $116,000 for the nine months ended January 31, 2002.

Leases

We lease a two-story, 17,500 square foot building at 443 East Paces Ferry Road, N.E., Atlanta, Georgia, which we use primarily for financial administration and technical staffing. This building is owned by a limited partnership of which Thomas L. Newberry and James C. Edenfield, principal shareholders of American Software, are the sole partners. The term of the lease initially expired December 31, 1996, and has been continued on a quarterly basis with a current base annual rental rate of $17.00 per square foot, or $300,000 per year.

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

•         industry conditions and market conditions; and

•         general economic conditions.

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2003”and “fiscal 2002” refer to our fiscal years ended April 30, 2003 and 2002, respectively.

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

If such circumstances exist, we evaluate the carrying value of long-lived assets (asset group) to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, we write down the asset to the net realizable value for software or the estimated fair value for other long-lived and intangible assets. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate that we determine to be commensurate with the risks inherent in our current business model. In determining expected future cash flows, we group assets at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. We estimate cash flows using appropriate and customary assumptions and projections.

See “Recent Accounting Pronouncements” below for a description of two new accounting pronouncements that have significantly changed our accounting for goodwill and other intangible assets in fiscal 2003 and beyond. As of January 31, 2003, we had unamortized goodwill of $4.3 million, which represented 4.6% of total assets. Under the new accounting standards, we no longer amortize goodwill, but instead will test for impairment at least annually. In testing for impairment, we will evaluate the fair value of the reporting units to which the goodwill relates and determine whether changed circumstances indicate that any portion of the carrying value of the goodwill may no longer be recoverable.

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

RESULTS OF OPERATIONS

Comparison of Results. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2003 and 2002:

	Percentage of Total Revenues		Pct. Change in Dollars

	2003	2002	2003 vs 2002

Revenues:
License fees	23%	15%	56%
Services	44	50	(13)
Maintenance	33	35	(6)

Total revenues	100	100	—

Cost of revenues:
License fees	8	7	7
Services	32	29	15
Maintenance	9	7	21

Total cost of revenues	49	43	15

Gross margin	51	57	(12)
Operating expenses:
Research and development	13	16	(19)
Less: Capitalized development	(5)	(4)	6
Sales and marketing	19	19	—
General and administrative	16	18	(13)
Provision for doubtful accounts	1	1	(14)

Total operating expenses	44	50	(12)

Operating income	7	7	(9)

Other income (expense):
Interest income	2	2	41
Gain/(loss) on investments and other	(1)	1	nm
Minority interest	(1)	(1)	44

Income from continuing operations before income taxes	7	9	(20)
Income tax expense (benefit)	—	—	nm

Income from continuing operations	7	9	(20)
Discontinued operations:
Loss from operations of discontinued segment	—	(1)	nm
Gain on sale of discontinued segment	4	—	nm

Net earnings	11%	8%	48%

nm – not meaningful

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2003 and 2002:

	Percentage of Total Revenues		Pct. Change in Dollars

	2003	2002	2003 vs 2002

Revenues:
License fees	20%	17%	11%
Services	46	49	(15)
Maintenance	34	34	(9)

Total revenues	100	100	(8)

Cost of revenues:
License fees	7	7	(10)
Services	32	28	5
Maintenance	10	6	55

Total cost of revenues	49	41	9

Gross margin	51	59	(20)
Operating expenses:
Research and development	14	17	(23)
Less: Capitalized development	(5)	(5)	(8)
Sales and marketing	19	20	(13)
General and administrative	16	18	(22)
Provision for doubtful accounts	1	1	(17)

Total operating expenses	45	51	(20)

Operating income	6	8	(24)

Other income (expense):
Interest income	2	2	12
Gain/(loss) on investments and other	—	2	nm
Minority interest	—	(1)	(50)

Income from continuing operations before income taxes	8	11	(30)
Income tax expense (benefit)	—	—	nm

Income from continuing operations	8	11	(30)
Discontinued operations:
Loss from operations of discontinued segment	—	(4)	nm
Gain on sale of discontinued segment	3	—	nm

Net earnings	12%	7%	53%

nm – not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002

REVENUES

For the quarter ended January 31, 2003, revenues totaled $14.9 million, down 0.4% from $15.0 million in the corresponding quarter a year ago. International revenues represented approximately 17% of total revenues in the quarter ended January 31, 2003, compared to 11% for the quarter ended January 31, 2002. This increase was due primarily to one significant international license fee transaction in the current quarter. No single customer accounted for more than 10% of our total revenues in the quarter ended January 31, 2003.

License Fees

Software license fee revenues increased 56% to $3.5 million in the quarter ended January 31, 2003 from $2.2 million in the corresponding quarter a year ago. This increase was due primarily to improved sales of Supply Chain Management software. License fee revenues from Logility increased 38% to $2.3 million and constituted 67% of total license fee revenues for the three month period ended January 31, 2003, compared to $1.7 million for the same prior year period, which comprised 75% of total license fee revenues.

Services

Services revenues, which consist primarily of consulting, implementation, training, and managed services, decreased 13% to $6.5 million from $7.5 million in the prior year quarter. This decrease was primarily a result of a reduction in consulting and implementation projects from both our Logility and ERP segments, as a result of lower license fees in prior periods. This was partially offset by increased services revenues from our IT consulting group. Services revenues from Logility decreased 52% to $1.3 million and constituted 20% of total service revenues for the period ended January 31, 2003, compared to $2.8 million for the same prior year period, which comprised 37% of total services revenues.

Maintenance

Maintenance revenues decreased 6% to $4.9 million from $5.2 million for the same prior year period. The decrease was due to the slowdown in new software licenses in recent periods and the non-renewal of certain customer maintenance contracts primarily in the ERP area. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers. Maintenance revenues from Logility were unchanged at $2.8 million and comprised 57% of total maintenance revenues for the current quarter, compared to 53% for the prior year quarter.

GROSS MARGIN

Total gross margin in the quarter ended January 31, 2003 was 51% of total revenues, compared to 57% a year ago. This decrease was largely due to a decrease in the services gross margin to 26% compared to 44% in the same quarter a year ago, primarily as a result of lower services revenue, as well as a shift to lower margin services business. Maintenance gross margin decreased to 73% compared to 79% during the same period one year ago, as a result of lower maintenance revenue, as well as increased expenses from reallocating R&D personnel to maintenance support in the ERP area. Partially offsetting these decreases, gross margin on license fees increased to 66% for the current quarter compared to 51% for the same quarter in the prior period, due primarily to higher license fee revenues.

EXPENSES

Research and Development

Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted):

	January 31, 2003	Percent Change	January 31, 2002

Gross product development costs	$1,915	(19%)	$2,372
Percentage of total revenues	13%		16%
Less: capitalized development	$(685)	6%	$(644)
Percentage of gross product dev. costs	36%		27%

Product development expenses	$1,230	(29%)	$1,728
Percentage of total revenues	8%		12%

Gross product development costs decreased 19% in the quarter ended January 31, 2003, compared to the prior year quarter. This was a result of cost containment and restructuring efforts in response to lower license fees, as well as the reallocation of some R&D resources to customer support. Capitalized development increased 6% for the quarter ended January 31, 2003 compared to the prior year primarily due to the shift of several projects from the research phase to the development phase. The rate of capitalized development increased to 36% from 27% in the prior year quarter, due primarily to reduced gross product development costs and the shift of several projects from the research phase to the development phase. Product development expenses, as a percentage of total revenues, decreased to 8% for the current year quarter, compared to 12% for the prior year quarter, due primarily to reduced gross product development costs.

Sales and Marketing

Sales and marketing expenses for the quarter ended January 31, 2003 were $2.8 million, unchanged from the same period a year ago. As a percentage of total revenues, sales and marketing expenses were 19% for the quarter ended January 31, 2003, also unchanged from the same period a year ago.

General and Administrative

General and administrative expenses decreased 13% to $2.5 million for the quarter ended January 31, 2003 compared to $2.8 million for the same period last year. This decrease was primarily due to discontinuing the amortization of goodwill in accordance with SFAS 142, as well as a reduction in headcount and the related administrative costs. For the three months ended January 31, 2003, the average number of employees was approximately 309 compared to approximately 394 for the three months ended January 31, 2002. As a percentage of total revenues, general and administrative expenses were 16% for the quarter ended January 31, 2003 compared to 18% for the quarter ended January 31, 2002. For the third quarter of fiscal year 2002, general and administrative expenses included $299,000 of goodwill amortization, which in accordance with SFAS 142 ceased as of May 1, 2002. Had SFAS 142 been in effect in fiscal year 2002, general and administrative expenses in the quarter ended January 31, 2002 would have been approximately $2.5 million and the decrease in general and administrative expenses from the quarter ended January 31, 2002 to the quarter ended January 31, 2003 would have been 3%.

Provision for Doubtful Accounts

For the quarter ended January 31, 2003 we recognized a provision for doubtful accounts of $107,000, which represents a decrease of 14% over the charge of $124,000 taken in the prior year quarter.

OTHER INCOME/MINORITY INTEREST

Other income is comprised of interest and dividend income, rental income, realized and unrealized gains and losses from investments and minority interest in subsidiaries’ earnings (loss). Other income, excluding minority interest, decreased to $230,000 in the quarter ended January 31, 2003 compared to $358,000 for the same period a year ago, resulting primarily from unrealized losses on investments in the current quarter. Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Minority interest reduced income by $127,000 in the quarter ended January 31, 2003, compared to $88,000 for the same period a year ago, due to higher Logility earnings.

INCOME TAXES

For the quarter ended January 31, 2003, as well as the quarter ended January 31, 2002, we did not record any income taxes as a result of our cumulative net operating losses in prior periods.

DISCONTINUED OPERATIONS

For the quarter ended January 31, 2003, we recorded a gain of $557,000 on the sale of our subsidiary, AmQUEST, due to the partial reduction of a remaining contingent liability, compared to a loss from discontinued operations of approximately $249,000 for the quarter ended January 31, 2002.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2003 AND 2002

REVENUES

Revenues for the nine months ended January 31, 2003 totaled $44.3 million, down 8% from $48.3 million in the prior year period. This decrease was due primarily to reductions in services and maintenance revenues. These decreases were partially offset by an increase in license fee revenues. International revenues represented approximately 13% of total revenues for the nine months ended January 31, 2003 compared to approximately 11% for the same period a year ago.

License Fees

For the nine months ended January 31, 2003, license fee revenues totaled $9.1 million, an increase of 11% from the same period a year ago. This increase was due primarily to improved sales of ERP software. License fee revenues from Logility decreased 10% to $5.4 million and constituted 59% of the total license fee revenues for the nine month period ended January 31, 2003, compared to $5.9 million or 72% of total license fees for the prior year period.

Services

For the nine months ended January 31, 2003, services revenues totaled $20.2 million, a decrease of 15% from the prior year period. This decrease was primarily a result of a reduction in new consulting and implementation projects due to reduced license fees in recent periods. Services revenues for Logility decreased 48% to $4.1 million and constituted 20% of total services revenues for the nine months ended January 31, 2003, compared to 33% of total services revenues for the nine months ended January 31, 2002.

Maintenance

For the nine months ended January 31, 2003, maintenance revenues totaled $15.0 million, a decrease of 9% from the same period a year ago. This decrease was due to the slowdown in ERP license fees in recent periods as well as lower maintenance renewals from ERP customers. Maintenance revenues from Logility decreased 3% to $8.2 million from the prior year period and comprised 54% of total maintenance revenues for the period, compared to 51% for the prior year period. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers.

GROSS MARGIN

For the nine months ended January 31, 2003, total gross margin was 51% compared to 59% for the same period a year ago. This decrease was largely due to a decrease in services gross margin, from 43% to 30%, as well as a decrease in maintenance gross margin, to 71% compared to 83% in the prior year period. These reduced gross margins are attributable to lower license fees in recent periods, which resulted in lower services and maintenance revenues in the current nine month period. The decrease in services gross margin was due primarily to a shift to lower margin services business, while the decrease in maintenance gross margin was due primarily to movement of personnel from our R&D function to our maintenance function. Partially offsetting these lower margins was an increase in license fee gross margin, to 66% from 58% in the prior year period. This increase was due primarily to the higher levels of license fee revenues, while the associated costs were relatively fixed.

EXPENSES

Research and Development

Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Nine Months Ended ($000’s omitted):

	January 31, 2003	Percent Change	January 31, 2002

Gross product development costs	$6,183	(23%)	$8,037
Percentage of total revenues	14%		17%
Less: capitalized development	$(2,256)	(8%)	$(2,462)
Percentage of gross product dev. costs	36%		31%

Product development expenses	$3,927	(30%)	$5,575
Percentage of total revenues	9%		12%

Gross product development costs decreased 23% for the nine months ended January 31, 2003, primarily as a result of cost reduction efforts in response to the lower license fees and the reallocation of certain R&D resources to services and customer support. Capitalized development expenses decreased 8% for the nine months ended January 31, 2003, while the rate of capitalized development increased to 36% from 31% for the same period. The decrease in capitalized development expenses was due to the completion of several capitalized projects during the last three quarters. The increase in the rate of capitalized development resulted from lower gross product development expenses. Product development expenses, as a percentage of total revenues, decreased to 9% from 12% for the nine months ended January 31, 2003, primarily as a result of the decrease in gross development costs noted above.

Sales and Marketing

Sales and marketing expenses decreased 13% to $8.6 million for the nine months ended January 31, 2003 when compared to the same prior year period. This decrease was due primarily to cost reduction efforts. As a percentage of total revenues, sales and marketing expenses were 19% for the nine months ended January 31, 2003, compared to 20% for the prior year period.

General and Administrative

General and administrative expenses decreased 22% to $6.9 million for the nine months ended January 31, 2003, compared to $8.8 million for the same prior year period. This decrease was primarily due to discontinuing the amortization of goodwill in accordance with SFAS 142, as well as a reduction in headcount and the related administrative costs. For the nine months ended January 31, 2003, the average number of employees was approximately 314, compared to approximately 408 for the nine months ended January 31, 2002. For the nine months ended January 31, 2002, general and administrative expenses included $852,000 of goodwill amortization, which in accordance with SFAS 142, ceased as of May 1, 2002. Had SFAS 142 been in effect in fiscal year 2002, general and administrative expenses in the nine months ended January 31, 2002 would have been approximately $8.0 million and the decrease in general and administrative expenses from the nine months ended January 31, 2002 to January 31, 2003 would have been 10%.

Provision for Doubtful Accounts

For the nine months ended January 31, 2003, we recognized a provision for doubtful accounts of $353,000, a decrease of 17% compared to the $427,000 charge taken in the prior year period.

OTHER INCOME/MINORITY INTEREST

Other income is comprised of interest and dividend income, rental income, realized and unrealized gains and losses from investments and minority interest in subsidiaries’ earnings (loss). Other income, excluding minority interest, decreased to $858,000 in the nine months ended January 31, 2003 compared to $1.6 million for the same period a year ago, resulting primarily from a gain on sale of property in the prior year period. Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Minority interest reduced income by $138,000 in the nine months ended January 31, 2003, compared to $274,000 for the same period a year ago, due to lower Logility earnings during the nine month period ended January 31, 2003.

INCOME TAXES

For the nine months ended January 31, 2003, and the nine months ended January 31, 2002, we did not record any income taxes as a result of our cumulative net operating losses in prior periods.

DISCONTINUED OPERATIONS

For the nine months ended January 31, 2003, we recorded an additional gain of approximately $1.5 million on the sale of our subsidiary, AmQUEST, due to the partial reduction of a remaining contingent liability, compared to a loss from discontinued operations of approximately $1.9 million for the nine months ended January 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the nine months ended January 31, 2003 and January 31, 2002. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

	Nine Months Ended January 31 ($000’s omitted):

	2003	2002

Net cash provided by continuing operations	$3,528	$11,654
Net cash provided by (used in) discontinued operations	1,482	(1,865)

Net cash provided by operating activities	5,010	9,789

Net cash (used in) provided by investing activities	(1,282)	2,512
Net cash used in financing activities	(1,336)	(1,218)

Net increase in cash and cash equivalents	$2,392	$11,083

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

Our operating activities provided cash of approximately $5.0 million in the nine months ended January 31, 2003, and provided cash of approximately $9.8 million in the same period last year. Cash flows from operations were composed primarily of income from continuing operations of $3.7 million and the add back of depreciation and amortization of $3.9 million, and proceeds from sales of trading securities of $3.3 million. These were partially offset by a decrease in accounts payable and other accrued liabilities of $4.4 million and purchases of trading securities of $3.7 million.

Cash used in investing activities was approximately $1.3 million for the nine months ended January 31, 2003, and cash provided by investing activities was approximately $2.5 million in the same period of the prior year. Cash used in investing activities was composed of purchases of investments of $66.7 million and capitalized software development costs of $2.3 million, which was partially offset by maturities of investments of $68.1 million.

Cash used in financing activities was approximately $1.3 million for the nine months ended January 31, 2003, and approximately $1.2 million for the nine months ended January 31, 2002. Cash used in financing activities for the current period was primarily composed of the repurchase of common stock of $1.4 million.

Days Sales Outstanding in accounts receivable was 72 days as of January 31, 2003, compared to 76 days at January 31, 2002.

At January 31, 2003 our current ratio was 3.8 to 1 and cash and investments totaled 62% of total assets. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the current economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or substantial interest expense.

On December 18, 1997, our Board of Directors approved a resolution authorizing the Company to repurchase up to 1.5 million shares of the Company’s Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2,000,000 Class A common shares. We have made these repurchases, and will make any future repurchases, through open market purchases at prevailing market prices. The timing of any future repurchases will depend upon market conditions, the market price of our common stock and our assessment of our liquidity and cash flow needs. Since the adoption of these resolutions, through March 12, 2003, we have repurchased approximately 2.2 million shares of common stock at a cost of approximately $7.5 million.

On December 15, 1997, Logility’s Board of Directors approved a resolution authorizing the repurchase of up to 350,000 shares of Logility common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998. In November 1998 Logility’s Board adopted an additional stock repurchase resolution for up to 800,000 shares. On February 18, 2003, Logility’s Board adopted an additional stock repurchase resolution for up to 400,000 shares, for a cumulative total of 1.2 million shares. The timing of any future repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. Under these resolutions, through March 12, 2003, Logility has purchased a cumulative total of 739,915 shares at a total cost of approximately $4.8 million.

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

We adopted the provisions of SFAS 141 in 2001 and SFAS 142 effective May 1, 2002. SFAS 141 required, upon adoption of SFAS 142, that we evaluate our existing goodwill and intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Because we will not amortize goodwill and certain intangible assets over a specific period but rather will review those assets for impairment annually if they exist, there could be more volatility in our reported earnings (loss) than under previous accounting standards due to impairment losses occurring irregularly and in varying amounts. Upon adoption of SFAS 142, we also were required to reassess the useful lives and residual values of all intangible assets acquired, and to make any necessary amortization period adjustments.

As of May 1, 2002, the date of adoption of SFAS 142, we had unamortized goodwill of $4.1 million and no unamortized identifiable intangible assets, which were subject to the transition provisions of SFAS 141 and SFAS 142. During the second quarter of fiscal 2003, we evaluated the fair values of the business segments identified under the provisions of SFAS 141 and SFAS 142 and concluded that no impairment of recorded goodwill exists. As a result, we recorded no amortization of goodwill for the nine months ended January 31, 2003. Amortization expense related to goodwill was $852,000 for the nine months ended January 31, 2002.

The reconciliation of reported net earnings adjusted for the adoption of SFAS 142 is as follows (in thousands except per share amounts):

	Three months ended January 31,		Nine months ended January 31,

	2003	2002	2003	2002

Net earnings
As reported	$1,661	$1,125	$5,137	$3,367
Add back: Goodwill amortization	—	299	—	852

Adjusted net earnings available to common shareholders	$1,661	$1,424	$5,137	$4,219

Net earnings per common share
Basic:
As reported	$0.07	$0.05	$0.23	$0.15
Add back: Goodwill amortization	—	0.01	—	0.04

Adjusted net earnings per common share	$0.07	$0.06	$0.23	$0.19

Diluted:
As reported	$0.07	$0.05	$0.22	$0.15
Add back: Goodwill amortization	—	0.01	—	0.04

Adjusted net earnings per common share	$0.07	$0.06	$0.22	$0.19

In June 2001, the FASB issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or the normal operation of a long-lived asset, except for certain obligation of leases. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which means that we must adopt SFAS No. 143 for our fiscal year ending April 30, 2004. We do not anticipate the adoption of SFAS No. 143 to have a material effect on our financial statements.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144), which supersedes both FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, we evaluate goodwill for impairment under Statement No. 142, “Goodwill and Other Intangible Assets.”

We adopted Statement 144 effective May 1, 2002. The adoption of Statement 144 did not have a material impact on our financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinded FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. It also rescinded FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. It also amended other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 had no impact on our financial statements.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under the new rules, an issuer may only recognize a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF No. 94-3, issuers recognized a liability for exit costs at the date of an entity’s commitment to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 had no material impact on our financial condition, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our financial statements. The disclosure requirements were effective for us for the quarter ended January 31, 2003.

In December 2002, the FASB issued Statement No. 148 (SFAS 148), “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS 148 amends FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. We are currently evaluating SFAS 148 to determine if we will adopt SFAS 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

In the quarter ended January 31, 2003, we generated 17% of our revenues outside the United States. Our foreign subsidiaries are usually the source of our international sales, which typically are denominated in U.S. Dollars or British Pounds Sterling. However, the expense our foreign subsidiaries incur is denominated in the local currencies. The effect of foreign exchange rate fluctuations on us during the quarter and nine months ended January 31, 2003 was not material. We have not engaged in any hedging activities.

Interest rates

We manage our interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value and carrying value of our securities at January 31, 2003 were both approximately $55.5 million.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2.            Changes in Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

Not applicable.

Item 4.             Submission of Matters to a Vote of Security Holders.

None.

Item 5.            Other Information

None.d

Item 6.            Exhibits and Reports on Form 8-K

(a)       Exhibits:

None.

(b)       No report on Form 8-K was filed during the quarter ended January 31, 2003.

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

AMERICAN SOFTWARE, INC.
Date: March 13, 2003	By:	/s/ JAMES C. EDENFIELD

James C. Edenfield President, Chief Executive Officer and Treasurer

Date: March 13, 2003	By:	/s/ VINCENT C. KLINGES

Vincent C. Klinges Chief Financial Officer

Date: March 13, 2003	By:	/s/ DEIRDRE J. LAVENDER

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

Date: March 13, 2003	By:	/s/ JAMES C. EDENFIELD

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

Date: March 13, 2003	By:	/s/ VINCENT C. KLINGES

Vincent C. Klinges Chief Financial Officer

CERTIFICATION (continued)

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of American Software, Inc., that, to his knowledge, the Quarterly Report of American Software, Inc. on Form 10-Q for the period ended January 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of American Software, Inc.

Date: March 13, 2003	By:	/s/ JAMES C. EDENFIELD

James C. Edenfield Chief Executive Officer

Date: March 13, 2003	By:	/s/ VINCENT C. KLINGES

Vincent C. Klinges Chief Financial Officer