Form 10-K
period 2003-04-30
AMERICAN SOFTWARE INC
filed 2003-07-28
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 0-12456

AMERICAN SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1098795
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

470 East Paces Ferry Road, N.E. Atlanta, Georgia	30305 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (404) 261-4381

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Shares, $.10 Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the  Act).    Yes  ☐    No  ☒

At October 31, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, 18,350,371 Class A Common Shares and 4,082,289 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 31, 2002) of the Class A shares held by non-affiliates was approximately $43.5 million.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

1.	2003 Proxy Statement into Part III.
2.	Form S-1 Registration Statement No. 2-81444 into Part IV.
3.	Form S-3 Registration Statement No. 33-79640 into Part IV.
4.	Form S-8 Registration Statement Nos. 333-55214, 333-67533, 333-86141 and 333-98513 into Part IV.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2003

PART I

ITEM 1.     BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

We believe that it is important to communicate our future expectation to our shareholders and to the public. This report contains forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You can identify these statements by forward-looking words such as “anticipate”, “intend”, “plan”, “continue”, “could”, “grow”, “may”, “potential”, “predict”, “strive”, “will”, “seek “, “estimate”, “believe”, “expect,” and similar expressions that convey uncertainty of future events or outcomes . Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	acquisition activities and the effect of completed acquisitions;

•	viability and effectiveness of strategic alliances;

•	industry conditions and market conditions; and

•	general economic conditions.

Although we believe that the goals, plans, expectations, and prospects reflected by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, undetected software errors, and risks associated with market acceptance of our products and services as well as a number of other risk factors that could affect our future performance. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Factors Affecting Future Performance” in Item 7 of this Form 10-K as well as the cautionary statements and other factors that we discuss in other sections of this Form 10-K.

Company Overview

American Software, Inc. (“American Software” or the “Company”) was incorporated as a Georgia corporation in 1970. We develop, market and support a portfolio of software and services that deliver enterprise management and collaborative supply chain solutions to the global marketplace. Our software and services are designed to bring business value to enterprises by supporting their operations over intranets, extranets, client/servers or the Internet. We position ourselves as a single source business software solution provider. References to “the Company,” “our products,” “our software,” “our services” and similar references include the appropriate business unit actually providing the product or service.

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Collaborative Supply Chain Management, (2) Enterprise Resource Planning (ERP), and (3) IT Consulting. The Collaborative Supply Chain Management segment consists of Logility, Inc., an 86% owned subsidiary which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry specific business software to both retailers and manufacturers in the Apparel and Sewn Products industry. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

Segment 1—Collaborative Supply Chain Management

Logility, Inc.

Collaborative Supply Chain Management solutions are provided through Logility, Inc. We currently own approximately 86% of the common stock of Logility, the remaining 14% being publicly held (NASDAQ: LGTY).

Logility, Inc. was incorporated as a Georgia corporation in 1996. Logility provides collaborative supply chain solutions to streamline and optimize the management, production and distribution of products between manufacturers, suppliers, distributors, retailers, carriers and other organizations and their respective trading partners. The supply chain refers to the complex network of business relationships with trading partners (customers, suppliers and carriers) to forecast, source, manufacture, and deliver products and services to multiple locations and customers by various modes of transportation. Supply chain operations include demand chain, supply chain, manufacturing, logistics, warehouse management, transportation and other business-to-business process management for collaborative relationships between customers, suppliers and carriers. Logility’s solutions enable enterprises to increase their market visibility to build competitive advantages and increase profitability by significantly reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions.

Logility Voyager SolutionsTM consists of an Internet and client/server based, integrated software suite that provides advanced supply chain management including collaborative planning, strategic network design, optimized supply sourcing, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service.

In response to global competitive pressures, companies are continually seeking new ways to enhance the productivity of their operations. Companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise or “supply chain” can realize significant competitive advantages in the form of lower costs, greater customer responsiveness, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners (customers, suppliers, manufacturers, distributors and retailers) to source, manufacture and deliver goods and services to the end consumer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that impact the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

Today several market trends are driving organizations to expand collaboration with trading partners along the supply chain. A general shift in market power has forced manufacturers and distributors to become more responsive to retailers and consumers, which has increased the demand for improved planning capabilities. At the same time, global economic conditions and competitive pressures are forcing manufacturers to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are increasingly under pressure to better manage the supply chain as they seek to improve manufacturing efficiency and logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

The growth and rapid adoption of the Internet has enhanced the ability of organizations to integrate their business processes through collaborative planning to synchronize internal assets and production with external demand and supplier capabilities. Global Internet technology adoption and supply chain strategies are converging to create a competitive advantage by reducing the cost of goods sold, improving customer service, building global brands and increasing global supply chain visibility as companies move product to market quicker. Logility’s customers’ goal is to cost-effectively provide the right product in the right place at the right time at a competitive price.

Logility derives revenues from three primary sources:

Licenses.    License revenues are derived from license agreements for software usage, based upon the number of modules licensed and the number of servers, users and/or sites for which the solution is designed.

Maintenance.    Maintenance revenues derived from contracts primarily include telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services.

Services.    Services revenues primarily include consulting, implementation, and training.

Leveraging its supply chain management expertise, Logility has been an innovator in developing and deploying collaborative supply chain management solutions, with its first Internet-based collaborative planning solution implemented in 1996. Logility continues to invest and expand its innovative solutions which support the Voluntary Interindustry Commerce Standards Association (“VICS”), collaborative planning, forecasting and replenishment (CPFR®) standards, as well as other emerging collaborative supply chain management standards for transportation and distribution center management such as RFID, or radio frequency identification, a technology that uses radio waves to uniquely identify items. In the future, RFID will reduce labor costs in distribution centers, increase order accuracy, enhance transportation solutions and provide greater operational efficiency throughout the supply chain.

Logility believes companies in distribution-intensive industries face considerable competitive pressure, which is intensified by the high cost of inventory and distribution investments, dynamically changing consumer needs, and variability in overall supply chain performance. These companies need solutions that are capable of delivering significant financial benefits by quickly solving problems that arise in sourcing, manufacturing and distribution operations. Logility’s solutions are capable of helping these companies collaborate with their trading partners to improve customer service and optimize their sourcing, manufacturing, inventory and distribution networks.

The Logility Voyager Solutions software suite is modular and scaleable to meet the management requirements of complex organizations involving tens of thousands of products across multiple sites. In addition, Logility’s solutions readily interface with a broad range of existing enterprise applications deployed on a variety of Internet and client/server operating environments and platforms. Logility has licensed one or more modules of Logility Voyager Solutions to more than 400 companies worldwide, including ConAgra, Continental Tires North America, Eastman Chemical Company, Elizabeth Arden, Epson America, Florida Power & Light, Huhtamaki (UK) Limited, Komatsu, L’Oreal USA, Magneti Marelli, McCain Foods Limited, McCormick & Company,

Mercury Marine, Pernod-Ricard, Pfizer, Porsche, Sigma Aldrich, Sony Electronics, VF Corporation, and xpedx. Logility sells its products and services through direct and indirect channels. Logility derived approximately 12% of its revenues in the fiscal year ended April 30, 2003 from international sales.

The key benefits of Logility’s software solutions and services include the following:

End-to-End Supply Chain Management.    Logility Voyager Solutions provide functionality that addresses both the flow of information and the flow of products throughout the supply chain. By synchronizing its comprehensive planning software products with its transportation and warehouse management software solutions, Logility’s product suite can more efficiently and accurately coordinate the sourcing of goods and delivery of products to the customer. This end-to-end approach allows maximum synchronization of activities along the supply chain, including collaboration with external trading partners.

Advanced Collaborative Planning and Supply Chain Execution Functionality.    Logility ‘s products allow for collaboration among the various levels within an organization and among external constituents (trading partners) throughout the supply chain. The architecture of Logility Voyager Solutions enables key constituents to participate in the planning process, including marketing, sales, manufacturing, procurement, logistics, warehousing and transportation personnel, creating a consensus plan that addresses the requirements of all groups. Logility Voyager Collaborate™ supports the business processes and practices defined in the VICS CPFR guidelines, streamlining buyer and seller trading partner communications. Complementing Voyager Collaborate for supply chain planning is Logility Voyager Fulfill™on the supply chain execution side. Voyager Fulfill extends collaboration to transportation and distribution center management trading partners to streamline the order fulfillment process through collaboration among warehouse, transportation and carrier trading partners. Voyager Fulfill supports emerging industry standards for collaborative transportation management.

Comprehensive Planning Solution.    Logility’s planning solution includes demand, inventory, event, life cycle, replenishment, supply, manufacturing, and transportation planning modules that balance demand opportunities with supply constraints through the synchronization of information gathered from supply chain participants. A key benefit of Logility’s planning solution components is its emphasis on addressing the full range of complex demand planning requirements of customers, including comprehensive forecasting capabilities that take into account each user’s unique perspective of the supply chain. Additionally, Logility’s planning solution implements and manages key business goals such as profit maximization or cost minimization, traditional distribution resource planning (DRP), and advanced planning systems (APS). It does so by applying financial and optimization capabilities to sourcing decisions, enabling companies with complex supply chains to balance profits, costs, and service while simultaneously considering all supply chain constraints.

Robust Supply Chain Execution Solution.    The Supply Chain Execution components of Logility Voyager Solutions support the needs of single or multi-site operations. This is accomplished by systematically balancing logistics strategies, customer service policies, carrier effectiveness and inventory levels to optimize warehouse and transportation operations and leverage collaboration with carriers to optimize the distribution network, gain greater visibility of inventory in-transit and improve customer service.

Rapid Deployment.    Logility’s products use a modular design centered around proven business processes that streamline implementation and accelerate deployment. The functionality of each module generally permits customers to implement the solutions with nominal modifications. In addition, Logility’s software combines sophisticated techniques and tools with intuitive, Windows- and browser-based user interfaces to reduce training requirements and accelerate implementation tasks.

Open, Scaleable, Internet and Client/Server Architecture.    Logility has designed its software to use the Internet to reach remote corporate users and incorporate external trading partners. Logility’s application suite integrates with existing in-house and third-party software applications and a variety of operating environments and platforms. The software is scaleable to manage complex processes involving tens of thousands of products across multiple sites.

Product Features

The Logility Voyager Solutions suite was designed to synchronize demand opportunities with supply constraints, sourcing alternatives and logistics operations. The suite is comprised of a series of Internet and client/ server based, integrated modules that provide a robust solution for supply chain management resulting in both internal and external collaboration to streamline the supply chain. These modules can be implemented individually, as well as in combinations or as a full solution suite. Logility Voyager Solutions supports multiple communications protocols and is designed to operate with industry-standard open technologies, including leading web-based and client/server environments, such as Windows NT/Windows 2000, UNIX, and iSeries (AS/400) on Oracle, Microsoft SQL Server and DB2 databases. The following summarizes key features of Logility’s product line:

Module	Features
Value Chain Collaboration
Logility Voyager Collaborate™	• VICS collaborative planning, forecasting and replenishment (CPFR) compliant
• Collaborative planning with trading partners (customers and suppliers)
• Internal Sales and Operations Planning (S&OP)
• Open integration architecture supports rapid integration with various forecasting scenarios
• Value Chain Workflow defines and tailors business processes
• Exception-based management of supply chain business conditions
• Deployable in both private and public trading exchanges
Logility Voyager Fulfill™	• Collaborative warehouse and transportation planning with suppliers, customers and carriers
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
Life Cycle Planning	• Plans each phase of a product’s life cycle from introduction, maturity, replacement, substitution and retirement

Module	Features
• Flexible demand profile definition
• Self-correcting model management automatically re-forecasts based on point of sale (POS) data
• Exception-based management alerts users to key business conditions
Demand Planning	• Item and group forecasting
• Self-selecting forecast models speed deployment and support continuous improvement
• Personalized data views optimize daily activities for each user
• Item stratification supports multi-dimensional analysis
• Product life cycle management with simulation
• Drag and drop navigation and data manipulation
Inventory Planning	• Time-phased view of inventory
• Graphical simulations of inventory-investments and customer service-level trade-off
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
• Comprehensive security features
• Collaborative planning with trading partners
Global Sourcing Management
Value Chain Designer™	• Strategic distribution network optimization
• Map customer assignment and facility locations
• Balancing customer service levels and cost
• Sourcing selection and capacity planning
Global Sourcing	• Request For Information and Request For Proposal management
• Vendor bid analysis
• Supplier performance score card
• Collaborate with off-shore production partners
Production Visibility	• Collaborative time and action calendars
• Monitor supplier quality
• Track supplier production and milestone deliverables
• Packaging and labeling compliance
• Exception-based management and alert notification
Supplier Logistics	• Advanced Ship Notice of inbound supplier shipments
• Packaging and labeling compliance

Module	Features
• Exception-based management and alert notification
Supply Chain Planning
Manufacturing Planning	• Enterprise-wide capacity planning
• Plant-level scheduling
• Supports activity-based costing
• Optimizes actual costs of sourcing decisions
• Interactive simulation
• Real-time, in memory model
• Distributed and remote visual capacity planning
• Remote and collaborative manufacturing
Supply Planning	• Comprehensive constraint-based management of sourcing process
• Supports business goals such as profit maximization or cost minimization
• Provides available-to-promise (ATP), capable-to-promise (CTP) and profitable-to-promise (PTP) methodologies
• Exception-based management of supply chain conditions
Replenishment Planning	• Supports continuous replenishment strategies
• Provides time-phased distribution requirements planning
• Proactive action messages
• Electronic Data Interchange (EDI) integration
• ATP methodologies
• Multi-site sourcing and allocation
Supply Chain Execution
Transportation Planning and Management	• Load control center
• Shipment planning and consolidation
• Freight rating and routing
• Carrier selection
• Load tendering
• Shipment confirmation
• Freight audit and payment control
• Shipment documentation and tracking
WarehousePRO®	• Customizable workflows and other features incorporate best-of-breed warehouse practices
• Directs all pick, pack and ship activities through hand-held radio frequency devices
• User terminals support a variety of languages
• Dynamic label and integrated graphical user interface report printing

Logility Voyager Solutions for Collaborative Supply Chain Management

These applications allow companies to plan, manage and optimize their supply chain operations and strategic trading partner relationships for direct material procurement, production, logistics and customer order fulfillment.

Value Chain Collaboration

Logility Voyager Collaborate enables companies to communicate easily and share real-time information across the organization and with external trading partners by uniting suppliers, manufacturers, distributors and retailers under the power of common goals and collaborative business processes such as Sales and Operations Planning and VICS collaborative planning, forecasting and replenishment (CPFR) standards that eliminate traditional barriers among trading partners.

Logility Voyager Fulfill provides a private transportation exchange that extends collaboration to carriers, customers and suppliers. Customers and suppliers can view the status of their orders and shipments in-transit, while carriers can accept or reject loads offered, bid on loads tendered, provide shipment scheduling and status and the payment status of previous shipments.

Supply Chain Event Management

Logility Voyager Navigate provides the benefits of Supply Chain Event Management (SCEM) by allowing trading partners to efficiently monitor, notify, control and measure supply chain operations on an exception basis, both within companies and throughout the supply chain to improve the efficiency of the overall operation.

Demand Chain Planning

These solutions provide the visibility to increase forecast accuracy as they create an overview of demand, new product introductions and promotions, allowing customers to build plans that are synchronized with market demand.

Life Cycle Planning provides collaborative life cycle planning, that enables the supply chain to effectively control each phase in a product’s sunrise-to-sunset cycle—including introduction, maturity, replacement, substitution and retirement—to ensure that the right products are available upon customer demand.

Demand Planning helps reconcile discrepancies between high-level business forecasting and low-level product forecasting. It evaluates and predicts future demand based on demand history, customer orders, point-of-sale data, market forecasts, syndicated data and other information to generate a graphical representation of demand by item, location, customer and/or group. Demand Planning has a self-correcting, self-selecting modeling process that utilizes a number of advanced forecasting models to generate sales, marketing, logistics and other forecasts. This system allows for user-override of certain modeling parameters, such as quantities or percentages, to account for promotions, supply constraints and other “what-if” scenarios.

Inventory Planning dynamically sets time-phased inventory targets based on safety stock and order quantity rules to effectively measure the trade-off of inventory investment and desired customer service levels. Built around industry best practices, Inventory Planning enhances planning and scheduling of inventory while taking into consideration replenishment frequency and order size, seasonal build and manufacturing plans. Companies can apply service level targets and policies individually to each product within an enterprise or uniformly throughout the various product lines.

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

Global Sourcing Management

Global Sourcing Management gives customers the freedom to cost-effectively source and manufacture anywhere in the world to gain a competitive advantage without compromising quality or product availability.

The Value Chain Designer module provides a strategic view of the supply chain network. Companies can optimize location decisions, resource allocation, customer assignment, sourcing alternatives and transportation strategies to minimize costs or maximize profitability.

Global Sourcing automates the sourcing process from proposal management and product specification package delivery to supplier bid analysis, selection and performance management via the Internet.

Production Visibility utilizes collaborative time and action calendars to monitor supplier production and quality, track milestones, gain packaging and labeling compliance and provide exception-based management of global sourcing initiatives.

Supplier Logistics provides Advanced Ship Notice and tracks supplier shipments from global manufacturing locations to provide greater visibility of inbound logistics and product availability.

Supply Chain Planning

Logility optimizes material, inventory, production and distribution assets and synchronizes supply and demand. Multiple and simultaneous supply chain planning models generate plans based on constraints and alternative sourcing, production and distribution options.

Manufacturing Planning models the production operations by capturing capacity constraints, such as equipment capabilities, intermediate storage limitations, shop floor calendars and raw material availability and production constraints, such as synchronization of multi-step operations, product sequencing, production changeovers and inventory policies. Manufacturing Planning enables collaborative decision-making by comparing the feasibility and cost effectiveness of various scheduling strategies through the use of simulation.

The Supply Planning module supports sourcing options based on business goals such as profit maximization or cost minimization. It also balances manufacturing constraints and applies advanced financial and optimization capabilities to sourcing decisions. Supply Planning enables companies with complex supply chains to balance profits, costs, and service while simultaneously considering all supply chain constraints to satisfy business requirements.

Replenishment Planning provides future visibility of customer demands, product and material requirements, and the actions needed by suppliers and production teams to satisfy those demands. Replenishment Planning takes into account manufacturing constraints, inventory investment, desired service levels, and current orders and commitments. Replenishment Planning provides support for continuous replenishment strategies, such as Vendor Managed Inventory, Quick Response and Efficient Consumer Response.

Supply Chain Execution

Logility provides industry-leading capabilities for optimizing both warehouse and transportation operations to systematically balance logistics strategies, customer service policies, carrier effectiveness and inventory management to improve profitability.

Transportation Planning consolidates shipments and determines the optimal transportation mode and carrier while providing a list of alternatives. The solution includes a Load Control Center that reviews all inbound, outbound and inter-facility shipments and provides an integrated view of all orders requiring shipping decisions. Logility has designed this product to reduce freight costs, improve customer service levels and increase cost-effective responsiveness to specific customer requirements.

Transportation Management facilitates the timely execution of the optimized shipping plan developed by the Transportation Planning module. It includes load tendering and shipment tracking via Electronic Data Interchange (EDI), e-mail or automatic fax. The freight audit and payment capabilities enable flexible reporting of landed cost by shipment, customer or product group. Logility designed this module to reduce freight costs, improve carrier utilization and provide comprehensive freight management reporting.

WarehousePRO raises shipping and inventory accuracy by optimizing the flow of materials and information through distribution centers. WarehousePRO cuts operating costs and improves productivity, increase order fill rates, optimize space utilization and improve customer service. The solution is highly flexible and quickly adapts to changing business requirements. WarehousePRO features an extensive workflow library incorporating industry-specific best-practice templates for effective warehousing techniques. With built-in standard interfaces to major radio frequency data collection systems, this software delivers more accurate inventory accountability and improved warehouse efficiency for a paperless warehouse environment.

Segment 2—Enterprise Resource Planning

American Software ERP

Our enterprise solutions are comprehensive global solutions that link critical functions throughout an enterprise. All of our enterprise solutions support e-business functions.

The e-Intelliprise solution is a web-based ERP system that a customer can run over the Internet, intranet or extranet utilizing the IBM iSeries servers. This allows any function within the ERP system to be easily deployed over the Internet using a dynamic role-based web page capability. Users no longer require separate implementations to achieve differing e-business views over the Internet. This solution supports e-businesses and traditional businesses with full front-to-back office integration, which is critical to successful fulfillment and seamless processing and reporting throughout the enterprise. The e-intelliprise solution is a global system, capable of operating in multiple languages and logistical organizations. We build this system around a flexible enterprise architecture that enables centralized management of enterprise wide processes while allowing delegation of other business process decisions to other levels of the organization.

Flow Manufacturing is a software solution that supports pull-based manufacturing. Flow Manufacturing, also referred to as Lean or Agile Manufacturing, is expected to become a key competitive advantage to companies as e-Business increases consumer expectations for faster deliveries, reduced pricing and more highly customized products.

Our e-applications are e-business solutions that can web-enable specific business functions through integration with existing ERP or legacy systems. Currently, e-applications are available for the following applications: e-procurement, e-store, e-expenses, e-forms, e-payables, e-receivables, Purchase Order Tracking and Vendor Collaboration, and e-connect, a seamless, XML-enabled data exchange. We believe that these products represent a cost-effective solution for customers with an e-business requirement.

We also market a tool to enable our customers to enter inventory and production transactions using bar code data collection devices. This product is known as RF Direct Connect, and ensures accurate entry of such information as shipping, transfer, inventory movement, receiving, and production data.

We have web-enabled our legacy S/390 applications using Host Access Transformation Server (an IBM WebSphere application). This product enables our existing S/390 customers to access their back office systems from any Windows-based computer with Internet access using only a web browser. The graphical user interface reduces the learning curve for new users and rejuvenates the look and feel of the systems. We market this product under the name Host Access.

Our product line consists of software and services that operate on three strategic computer platforms: (1) IBM System/390 Mainframe or compatible, (2) IBM iSeries (AS/400), and (3) Intel-based servers and clients that operate, Windows 95, 98 and NT, and Windows 2000. The products are written in various standard programming languages utilized for business application software, including ANS COBOL, Micro Focus COBOL, C, C++, Visual Basic, JAVA and other programming languages. Many have both on-line and batch capabilities.

The following is a summary of our main ERP software solutions outside of our New Generation Computing, Inc. subsidiary:

Manufacturing Modules

Companies may use e-intelliprise with Traditional MRP II Manufacturing and/or Flow Manufacturing modules. The modules listed below are the solution components within Traditional Manufacturing:

•	Master Scheduling

•	Material Requirements Planning

•	Bill of Materials

•	Capacity Planning

•	Production Order Status

•	Route and Work Center Maintenance

•	Shop Floor Control

Logistics Modules

Our logistics solution consists of an integrated system of modules that provide information about the status of purchasing activities, customer orders, inventory position and internal inventory requisition requirements. These modules perform primarily the following functions:

Inventory Asset Management

•	Inventory Asset Control

•	Lot Control

•	Receipt and Shipment Management

•	Serialized Inventory Processing

•	Replenishment Processing

•	Requisition Management

•	Inspection

Procurement

•	e-Procurement

•	Traditional Purchasing

•	Requisition Processing

•	Blanket Purchasing

•	Purchase Order and Purchase Requisition Approval Routing

Customer Order Management

•	e-Store

•	Order Management

•	Pricing and Promotions Management

•	Shipping Management

•	Billing Management

•	Credit Control Processing

•	Customer Management

Financial Modules

Our comprehensive financial solutions provide functions such as financial reporting, budgeting, asset management, cash management, credit management and receivables management. These systems assist in resolving customers’ specific financial control issues faster and more effectively. We designed the e-intelliprise financial module for global companies and in order to allow the use and reporting of multiple currencies, including the European Monetary Unit (EMU). The specific applications available are:

General Ledger

•	Chart of Accounts Processing

•	Budgeting

•	Journal Entry Processing

Accounts Payable

•	e-Payables

•	Voucher Entry Processing

•	Payment Processing

Treasury

•	Bank Reconciliation

•	Cash Management

•	Netting and Write-Offs

Accounts Receivable

•	e-Receivables

•	Collections Management

•	Credit Management

•	Cash Receipts Management

•	Financial Notices and Dunning Management

•	Activity Manager

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

Full Global Capabilities.    e-intelliprise provides full global support of the entire enterprise with multiple languages, currencies and books. This allows users to view information in their native language and currency.

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

Flow Manufacturing Modules

American Software’s Flow Manufacturing solution is designed to operate on a stand-alone basis, or with the e-intelliprise ERP suite or with an ERP suite provided by another vendor. Customers can use Flow Manufacturing in conjunction with traditional manufacturing or they can use it as the sole manufacturing solution throughout an enterprise. Flow Manufacturing represents the industry’s most comprehensive solution designed expressly for companies considering the adoption of this approach to manufacturing. The solution is comprised of the following modules:

•	Line Design

•	Kanban Management

•	Demand Smoothing

•	Product Costing

•	Engineering Change Control

•	Method Sheet Management (Work Instructions)

Flow Manufacturing Benefits:

e-business support.    To meet e-business demands, many manufacturers are replacing traditional mass production methods with Flow Manufacturing techniques. The benefits of Flow Manufacturing, such as reduced cost and reduced lead-time, offer a more appropriate structure for responding to e-business demands. With Flow Manufacturing manufacturers build the product in response to customer demand.

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

e-Procurement.    This self-service online procurement solution reduces the time, cost and effort associated with “buy side” activities. This e-application can also help an enterprise become more efficient and productive by streamlining the procurement process and eliminating purchasing bottlenecks. This solution not only eliminates purchasing delays but it positions enterprises to respond faster to change and to capitalize on e-business opportunities.

e-Store.    This e-business storefront solution offers a cost-effective way to expand an enterprise’s market by providing around-the-clock access to web-based ordering. e-Store acquires and retains customers’, employees’ and distributors’ access to catalog information, pricing, product availability and order status. The solution can give users authority to create or change customer orders, or may be restricted to inquiries.

e-Expenses.    This paperless workflow solution enables employees to submit expense reports via the Internet, document receipts via fax and merge receipts and electronic documents. By giving employees access into expense status at all stages of the processing cycle (routing, approval and payment) and by supplying company management with a systemwide look into expense behavior, the e-Expenses solution offers a new level of control over and accountability for the cost of the function.

e-Forms.    E-Forms provides the ability to route specific forms, such as purchase requisitions, purchase orders, invoices, and acknowledgments via e-mail or fax. We believe that e-forms offers an effective, easy-to-use communication channel to external trading partners. e-Forms provides a secure, self-service link between non-host users and purchasing, requisitioning, accounts payable, accounts receivable, customer order processing and manufacturing systems. Using e-mail, fax and XML/FTP gateways, this solution’s workflow engine routes documents from host applications. The review, approval and update loop uses HTML formatting and receives instructions interactively.

e-Payables.    This module streamlines administrative processes regarding purchases online not using purchase orders, enabling users to cost-effectively transact business from any location at any time. Using the Internet or internal intranets, e-Payables provides a secure interface into an accounts payable system.

e-Receivables.    This solution is designed to supply account information online to an enterprise’s customers. e-Receivables can help improve cash flow, reduce the cost of financing sales and, by automating routine tasks such as customer queries, enable strategic focus on profit creation and reduce time demands on customer service representatives.

Purchase Order Tracking and Vendor Collaboration.    Companies that source globally may experience problems communicating with distant suppliers. This module combines some of the features of e-Procurement and e-Forms with the ability to negotiate delivery schedules. The system allows buyers to electronically send purchase orders to suppliers, receive acknowledgments into a secure web site, then communicate and negotiate delivery schedules via a secure web site. It uses E-mail alerts extensively to notify buyers and suppliers of changes to requirements and schedules.

e-Connect.    We designed this solution to enable the exchange of XML-enabled data. e-Connect provides the link to extend the ERP back-office software to the Web and to enable users to interact with the ERP software via the web. e-Connect also enables the interactive communication between Web applications, marketplaces, trading exchanges, suppliers, B2B transactions and the back office ERP systems.

New Generation Computing, Inc.

New Generation Computing (NGC) is our wholly-owned subsidiary that provides product solutions for both retailers and manufacturers in the Apparel and Sewn Products Industry by providing functionality that allows customers to improve efficiencies, lower operating costs, reduce supply chain time, meet complex customer requirements, improve supply chain visibility, improve inventory management, and reduce production costs. NGC’s solutions include an Apparel Specific Enterprise Resource Planning System (AMAS), Shop Floor Control and Incentive Payroll System (TPM), Import Management System (IMS), Electronic Data Interchange (EDI), Full Package Management System (FMS), EZ-Ship Packing and Shipping System for Remote Factories (EZ-Ship), and our Internet Sourcing and Supply Chain Visibility system (eSPS). All products are completely integrated or can be implemented individually.

AMAS—This integrated, high performance software package is specifically designed for companies producing sewn products (apparel, handbags, shoes, hats, bedspreads, accessories, and other sewn products). Whether companies make to order, produce in advance, import finished goods or a combination of the three, AMAS provides a high performance, cost-effective solution. AMAS is a comprehensive management system that includes sales, distribution, finance, production planning, administration, accounting, EDI and much more, such as:

•	Powerful order entry and allocation

•	Invoicing and accounts receivable, including factoring

•	Finished goods inventory with comprehensive Cut and Sold analysis

•	Fabric and trims inventory (includes optional roll and dye lot control)

•	Numerous sales analysis profiles

•	Powerful and Flexible Bill of Materials

•	Material requirements planning, including time-phased analysis

•	Purchasing and Receiving control system

•	Accounts Payable, with check reconciliation

•	General Ledger, including up to 20 companies with consolidation

•	Electronic Data Interchange (EDI)

•	807/9802 Remote Plant Tracking and Control System

•	Import Management System with Letters of Credit and Landed Costing

•	Production Planning including plant level capacity planning options

•	Available on a wide range of personal computers and high performance networks

•	Available on DOS, Novell, Windows95, and Windows NT

TPM is a shop floor control software system, designed for any business that is producing sewn products. Bar-coded coupons permit rapid entry of daily production and payroll data. After scanning the coupons into TPM, TPM generates reports and inquiries to track employee performance, calculate payroll for incentive and non-incentive employees, display the status of work-in-process (WIP) and assist with plant loading. Other methods of data collection are available, including modular monitoring and real time WIP data collection. Bar-coded coupons and bundle/container control. Other features of TPM include:

•	Supports modular, progressive bundling, piece rate, salary, and hybrid pay methods

•	Unlimited user-defined Off-Standard paycodes and methodologies

•	Extensive WIP and Operator Analysis, including Skills Inventories

•	Training curves and jump base tables for flexible pay plans

•	Bi-lingual English and Spanish system

•	Lot Tracking System

•	Computerized Time Clock Interface

•	Hand Held Data Collection Interface

•	Interface to GSD Labor Costing

•	Plant Loading

•	Real Time Systems

•	Available on Personal Computers

•	Available on DOS, Novell, Windows 95, and Windows NT

IMS—The Import Management System controls factory orders from the issue of purchase orders, through Letter of Credit requests, issues, tracking and release. Additionally, the system tracks factory orders and shipments to the distribution center while recording estimated and actual costs for each factory order. We designed the Import Management System for any business engaged in the importing of finished products and businesses using letters of credit. Other features of IMS include:

•	Tracks import factory orders

•	Tracks and manages letters of credit

•	Tracks factory shipments

•	Records import costing

EDI—EDI Orders and Invoices interfaces to NGC’s Customer Order Processing Module and Invoicing and Accounts Receivable Modules. This software product accepts electronic customer orders and updates them automatically into the NGC Customer Order Processing Module. The EDI customer order data is translated under program control into the NGC database to create customer orders. It provides a comprehensive audit/validation process to check EDI order information prior to posting into the Customer Order file.

EDI Orders and Invoices are a key ingredient of an overall quick response strategy. Significant savings are possible by eliminating manual data entry and printed invoices which require time and postage to deliver. These EDI facilities can provide a rapid return on investment through improved customer service and internal efficiency gains.

FMS—Full Package production has become an important part of the overall sourcing strategy for many apparel manufacturers. A Full Package environment includes many business activities beyond the sewing process. FMS has been created to address these multiple and complex business processes. Some of the Business Processes encompassed in the bilingual (Spanish and English) FMS system are:

•	Purchasing and receiving

•	Fabric inventory

•	Trim inventory

•	Bills of material

•	Requirements planning

•	Accounts payable

•	Order processing

•	Cut processing

•	Finished goods inventory

•	Invoicing

•	Accounts receivable

•	Quality control

•	Electronic data interchange (EDI)

•	Bar-coded carton labels and electronic Advance Ship Notices (ASN’s)

•	Production Planning

•	Factory tracking for control of local and remote production facilities

•	Import utility for cut/order data from manufacturer’s ERP system

•	Production control and bar-coded payroll system

•	Interface to Web-based e-SPS

•	All current versions of Windows and Novell

EZ-Ship facilitates a global sourcing strategy for companies producing sewn products around the world. This multi-lingual system allows for shipping to multiple distribution centers or customers from factories, contractors and suppliers. EZ-Ship supports unlimited ASN and label formats, thereby giving remote shipping sites greater flexibility. EZ-Ship uses a standard import/export data set to easily integrate with most ERP or Distribution Center system. EZ-Ship also integrates with NGC’s Shop Floor Control System (TPM) and NGC’s Internet Sourcing and Production System (e-SPS). EZ-Ship utilizes a web-enabled FTP data exchange utility to easily facilitate data transfer between host and remote systems. Other features of EZ-Ship include:

•	Scans UPC labels

•	Creates/scans UCC-128 labels

•	Advanced ship notices (ASNs)

•	Manifests

•	Commercial invoices

•	Bills of lading

•	Validates carton and shipment accuracy

•	Carton-level quality

e-SPS—NGC has designed e-SPS to provide a wide range of supply chain management solutions over the Internet. e-SPS is a powerful software application for companies producing and sourcing products around the world. Users include retailers, apparel manufacturers, brand managers, contractors, agents, brokers, and logistics providers. e-SPS users around the world only need a web browser to use and update the system. e-SPS employs secure hierarchical views to select data that is appropriate for each user. It creates Triggers and Alerts automatically based on events defined in the Time and Action calendars, Business Processes and other specific collaboration issues. Barcode labels and ASN’s facilitate distribution channel receipts. e-SPS provides end-to-end visibility into the Supply Chain from product inception to distribution channel reception, all in real time. Several industry leading companies have successfully implemented this product including Kellwood Corporation, Wilson’s Leather, Ralph Lauren Childrenswear, William Carter Company and Russell Corporation. e-SPS features include:

•	Specification Creation and Delivery

•	Product Development Tracking

•	Request For Quotation and Bid Exchange

•	Pre-Production Calendaring

•	Create POs and/or interface to ERP Systems

•	Supplier/Factory order acknowledgements/confirmations

•	Tracks the progress of orders (Routes, Stages, and Milestones)

•	Supplier/Factory Scorecards based on performance standards

•	Capture quality data and facilitate the early detection of quality problems

•	Scan, pack, barcode, and ship the product with ASNs

•	Track the logistics of the shipments

•	Identify and collaboratively resolve issues

•	Analyze, evaluate and monitor efficiencies, on-time deliveries, and quality

•	Exceptional Reporting and Executive Information System

•	No software is needed at the remote site, only an internet browser

Segment 3—IT Consulting

The Proven Method, Inc.

The Proven Method, Inc. (“TPM”), our wholly owned subsidiary, is an IT Consulting services firm that specializes in assisting a diverse customer base to solve business issues with custom-developed technology solutions. The Proven Method maintains a fulltime staff of technical specialists and business management consultants with a wide range of technical skills, business applications, and industry experience.

We believe that a key differentiator of The Proven Method is its ability to offer flexibility among potential solutions that are determined by the individual needs of each customer. The solutions it provides can include custom development, third party packages, and the temporary use of project managers and highly skilled technical resources to augment a customer’s in-house development team.

The cross industry and cross platform experience that TPM has acquired over the years enables it to provide services to virtually any type or size company.

The Proven Method’s customers typically benefit from our services in one of three ways:

1.	Smaller and emerging firms rely on The Proven Method to serve in lieu of an in-house application development group. We provide these firms with the management and technical resources necessary to deliver custom-developed solutions.

2.	Midsize companies will typically outsource complete application development projects to The Proven Method, particularly when their internal technical personnel face a combination of critical timing and heavy backlog.

3.	Any size company can rely on The Proven Method to provide supplemental technical personnel when the need arises for a skill or technical discipline that they may not currently possess or, if they simply need more of a particular set of skills required to complete large development projects.

The Proven Method has worked with customers such as IBM, Georgia Tech Research Institute, Kubota Manufacturing of North America, Home Depot, BellSouth and numerous small to midsize companies.

Company Strategy

The objective of American Software is to become a leading provider of enterprise-wide solutions to mid-market distributors and manufacturers. Our strategy includes the following key elements:

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

Continue to Expand Sales and Marketing.    Our Logility subsidiary intends to continue to pursue an increased share of the market for supply chain management software solutions by expanding our sales and marketing activities. We believe our competitive advantage includes providing a rapid implementation, easy-to-maintain configuration, and quick time-to-benefit across the full spectrum of supply chain operations. We intend to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, retail and manufacturing supply chains.

Expand Indirect Channels to Increase Market Penetration.    We believe that key relationships with value added resellers will increase sales and expand market penetration of our products and services. For example, during fiscal 2002, Logility established a relationship with SSA Global Technologies to market, sell, implement and support components of the Logility Voyager Solutions suite as the BPCS Collaborative Commerce Suite powered by Logility.

Invest Aggressively to Build Market Share.    We will continue to invest to expand our sales force, research and development efforts, and consulting infrastructure, balanced with our goal of increasing profitability, as needed. We believe these investments are necessary to increase our market share and to capitalize on the growth opportunities in the market.

Acquire or Invest in Complementary Businesses, Products and Technologies.    We believe that select acquisitions or investments may provide opportunities to broaden our product offering to provide more advanced solutions for our target markets. We will evaluate acquisitions or investments that will provide us with complementary products and technologies, expand our geographic presence and distribution channels, extend our presence into other vertical markets with similar challenges and requirements of those we currently meet or further solidify our leadership position within the supply chain management market.

Maintain Technology Leadership.    We believe that we are a technology leader in the field of supply chain management software solutions and intend to continue to provide innovative, advanced solutions and services to this market. We believe that we were one of the earliest providers of supply chain planning software solutions on a client-server platform, and the first to introduce a supply chain planning software solution that operates over the Internet. We intend to continue to develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards.

Implement E-Business Strategy.    We have launched an e-Business initiative that will enable us to build on current applications while moving toward total Internet-based value chain management. Our e-Business strategy includes products and services designed to enable the optimization of the customer’s supply chain and improve collaboration. In launching this initiative, we intend to do the following:

•	Continue to develop and sell e-Intelliprise capabilities that capitalize on the speed and flexibility of the Internet with the collaborative planning and logistics capabilities of the software.

•	Continue to develop and sell the e-application products that leverage the Internet to improve processes and communications.

Focus on Integrated Planning and Logistics Execution Solutions.    We believe we are one of the few providers of integrated supply chain management software solutions addressing demand and supply planning as well as transportation and warehousing logistics requirements. We are focusing on providing the most comprehensive planning and execution solution aimed at optimizing operations along the supply chain. We intend to continue focusing our development initiatives on enhancing our end-to-end solution and introducing additional capabilities that complement an integrated solution.

Focus on Mid-Market.    We have defined as “Mid-Market” those corporations or divisions of corporations that have annual revenues ranging from $200 million to $4 billion. Organizations of this size fit our historical customer profile, and are prime candidates for the purchase and use of our unique full suite of integrated products.

Increase Penetration of International Markets.    In the fiscal year ended April 30, 2003, we generated 11% of our total revenues from direct international sales and established marketing relationships with a number of international distributors. We intend to expand our international presence by using our direct sales personnel to address international markets and creating additional relationships with distributors in Europe, Latin America and the Asia/Pacific region.

Expand Strategic Relationships.    Logility intends to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities. Logility has a number of marketing alliances, including those with IBM and SSA Global Technologies. In addition, Logility has developed a network of international agents who assist in the sale and support of its products. Logility intends to utilize these and future relationships with software and service organizations to enhance its sales and marketing position.

Continue to Focus on Providing High Quality Customer Service.    Providing high quality customer service is a critical element of our strategy. We intend to continue to invest in technology and personnel to accommodate the needs of our customer base.

There can be no assurance, however, that we will be successful in implementing the strategy outlined above.

Customers

We primarily target businesses in the apparel, consumer-packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. During fiscal 2003, one customer accounted for 11% of our total revenues. A sample of companies that have purchased one or more of our products or services is as follows:

Consumer Packaged Goods	Chemicals, Oil & Gas, Pharmaceuticals	Manufacturing and Others
Ashley Furniture	ALZA Corporation	Appleton Paper
Aurora Foods	Beyschlag Centralab Component	Cintas
Bausch & Lomb	BOC Distribution Services	Corning Cable Systems
Bell Sports	CITGO Petroleum Corporation	Crown Crafts, Inc.
Boots The Chemists	Eastman Chemical Company	Dal-Tile Corporation
Canandaigua Wine Company	Gulf Petrochemical	IBM/Synertech
Coca-Cola Company	IMC Global	Koch Industries
Columbia Sportswear Company	Kaiser Foundation	Magneti Marelli
ConAgra, Inc.	Nordic Synthesis AB	Mercury Marine
Elizabeth Arden Inc.	Noxpro St. Gobain	Mohawk Industries
Haggar Clothing Company	PDVSA	Mohawk Paper
Haverty Furniture Company	Pfizer, Inc.	Peugeot International
Heineken USA	Sigma-Aldrich Corporation	Newell Company
Hugo Boss		Rand McNally & Company
Huhtamaki UK	Telecommunications	Raytheon Marine Company
L’Oreal USA	Verizon	RJ Reynolds
Maybelline, Inc.	Sprint PCS	Robert Horne Paper Company
McCormick & Company		Russell Corporation
Mills Pride	Utilities	Shaw Industries
Nestle France	Alabama Gas Corporation	Siecor
Pharmavite Corporation	Allegheny Power Corporation	Snap On, Incorporated
Perry Ellis International	Florida Power & Light	Subaru of America, Inc.
Pernod-Ricard	Saudi Consolidated Electric	Tyco Plastics and Adhesives
Polo Ralph Lauren	Texas Utilities	Union Camp
Ralph Lauren Childrenswear		Wells/Bloomfield
Sara Lee Knit Products	After Market Distribution	Weyerhauser
Saks Incorporated	Donaldson	xpedx
S.C.Johnson & Sons Inc.	Epson America, Inc.
The Coca-Cola Company	Komatsu
The Franklin Mint	Porsche Cars of North America, Inc.
Tiffany & Company	Rheem Manufacturing
VF Corporation	Sony Electronics
Williamson-Dickie Manufacturing

We typically experience a slight degree of seasonality with regards to a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. The extent of our backlog is accounted for in deferred revenues (refer to note 1(b) in Notes to Consolidated Financial Statements). We are not reliant on government customers.

Integrated System Design

While customers can use our software applications individually, we have designed them to be combined as integrated systems to meet unique customer requirements. The user may select virtually any combination of modules to form an integrated solution for a particular business problem. The license for such a solution could range from one single module to a multi-module, multiple-user solution incorporating the full range of our products.

Customers frequently require services beyond those provided by our standard support/maintenance agreement. To meet those customers’ needs, we established a separate professional services division that provides specialized business and software implementation consulting, custom programming, on-site installation, system-to-system interfacing and extensive training. We provide these services, frequently referred to as “systems integration services,” for an additional fee normally under a separate contract, based upon time and materials utilized.

Marketing And Sales

We market our products through direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and have sales and/or support offices in Boston, Chicago, Dallas, and Pittsburgh. We manage sales channels outside of North America from our international offices in the United Kingdom, France, and Spain.

In addition to the Marketing License Agreement between American Software and Logility, discussed in Item 13 of this Report, Logility has a number of marketing alliances, including those with IBM, Insight, Microsoft Great Plains, New Breed, and SSA Global Technologies. Generally, these marketing alliance agreements provide the vendors with non-exclusive rights to market our products and access to our marketing materials and product training. Some highlights of these agreements are as follows:

•	IBM—Logility entered into an agreement with IBM in 2000 pursuant to which it modified its Supply Chain products, with IBM’s technical and financial assistance, to operate with IBM’s eServer iSeries (AS/400) platform. Also, Logility agreed to market and support the IBM-compatible Supply Chain products that resulted from our efforts. IBM may also market our Supply Chain products and refer potential customers to Logility.

•	SSA Global Technologies—In November 2001, Logility granted SSA Global Technologies (SSA) a worldwide, non-exclusive license to name, package, market, distribute and supply the Logility Voyager Solutions suite as “BPCS Collaborative Commerce powered by Logility.” The agreement terminates November 16, 2004, but may be automatically renewed for successive one-year terms. In exchange, SSA agreed to use all reasonable efforts to promote and sell the software. In fiscal 2003, Logility and SSA amended this agreement to provide for a minimum net license fee commitment of $1 million to be paid to Logility during Fiscal Year 2004.

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

The price for our products typically is determined based upon the number of modules licensed and the number of servers, users and sites for which the solution is designed. During the fiscal year ended April 30, 2003, license fees generally ranged from approximately $50,000 to $1 million.

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

Services and Support

We offer a full range of services that allow our customers to maximize the benefits of our software products including: project management, implementation, product education, technical consulting, programming, system integration, network management and maintenance and support. The customer receives documentation manuals or imbedded help software, which describe the system’s features and its method of operation. We continually enhance and improve our software products to accommodate technological changes and other factors that may affect the customer’s information requirements. We price our services separately, and generally do not include fees for our services in the price of our software products. To receive maintenance and enhancements from us customers must pay fees that are based on a percentage of the then-current price of the product.

As a part of our support service, we provide experienced application and data processing personnel to answer telephone inquiries on a 24-hours-a-day, seven days-a-week basis, and furnish consulting support in implementing and maintaining our systems. In addition, we make training courses and documentation materials available to train personnel and update them on new system features.

Research and Development

We are committed to the development and acquisition of new products and to the continued enhancement of our existing products. We expensed approximately $5,116,000 for research and development in fiscal 2003, $7,209,000 in fiscal 2002, and $11,340,000 in fiscal 2001. In addition, we capitalized $2,978,000 in software developments during fiscal year 2003, $3,288,000 in fiscal 2002, and $3,949,000 in 2001 in accordance with the Statement of Financial Accounting Standards No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed. Our internal product development and enhancements of existing products include two categories: research and development expenditures and additions to capitalized computer software development costs. These combined categories totaled $8,094,000 in fiscal 2003, $10,497,000 in fiscal 2002, and $15,289,000 in fiscal 2001, and represented 14% of total revenues in fiscal 2003, 16% of total revenues in fiscal 2002, and 21% of total revenues in fiscal 2001.

We believe that our future success depends in part upon our ability to continue to enhance existing products, respond to changing customer requirements, develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards. We focus our development efforts on several areas, including, but not limited to, enhancing operability of our products across distributed and changing heterogeneous hardware platforms, operating systems and relational databases and adding functionality to existing products. These development efforts will continue to focus on deploying applications within a multi-tiered supply chain environment, including the Internet.

We believe that our client/server and Internet-based solutions, which utilize the latest technologies, will be important for our long-term growth. As of April 30, 2003, we employed 84 persons in product research, development and enhancement activities.

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

As a result, the market for business application software and related services has been and continues to be intensely competitive. Some competitors have become more aggressive with their prices and payment terms and issuance of contractual implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering favorable terms. In addition, we believe we must differentiate ourselves through architectural and technological factors.

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

We believe that purchasers of software products when comparing our products and services to those of our competitors, are principally concerned with the range of product modules available, ease of integration, variety of features, performance, simplicity of use, documentation, technical support and training. We further believe that our software products and services are competitive in these areas. Price considerations are a key factor and we believe our pricing is competitive. We believe the continuing market trend to open systems, allowing software to operate across hardware platforms, will increase the number of competitors and intensity of competition. We believe that it is necessary for us to expend significant development funds annually to remain competitive in the marketplace.

Proprietary Rights and Licenses

We seek to protect our proprietary interest in software products and trade secrets. We maintain non-disclosure and confidentiality agreements and other contractual arrangements with customers, consultants, employees and others. While we cannot assure the strict enforceability of such agreements, we believe that they provide a deterrent to the use of information that may be proprietary to us. In the event of any breach of such agreements, we intend to take appropriate legal action. We copyright our programs and software documentation related to these programs. The source code for our proprietary software is protected as a trade secret and as a copyrighted work. Generally, copyrights on our products expire 95 years after the year of first publication of each product. We enter into confidentiality or license agreements with our employees, consultants and customers and control access to and distribution of our software, documentation and other proprietary information. In addition, we have registered certain trademarks and other trademarks have registration applications pending.

We provide our software products to customers under non-exclusive license agreements. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer title to our products to our customers. Although the license agreements place restrictions on the customer’s use of our products, unauthorized use of our products nevertheless may occur.

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

Despite measures we have taken to protect our proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and expensive. In addition, litigation may be necessary to enforce our intellectual property rights to the extent that unauthorized parties may attempt to reverse engineer or copy aspects of our products or obtain and use information that we regard as proprietary. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

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

Employees

As of April 30, 2003, we had 308 full-time employees, including 84 in product research, development and enhancement, 37 in customer support, 108 in professional services, 46 in marketing, sales and sales support, and 33 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand.

We have never had a work stoppage and no employees are represented under collective bargaining arrangements. We consider our employee relations to be excellent.

ITEM 2.     PROPERTIES

Our corporate headquarters are located in an approximately 100,000 square foot office building that we own, at 470 East Paces Ferry Road, N.E., Atlanta, Georgia. We own a four-story 42,000 square foot building at 3110 Maple Drive, a one-story 1,400 square foot building at 3116 Maple Drive and a one-story 14,000 square foot building at 3120 Maple Drive, each in Atlanta, Georgia.

We lease a two-story, 17,500 square foot building at 443 East Paces Ferry Road, N.E., Atlanta, Georgia, which is used primarily for one subsidiary, The Proven Method and financial administration. This building is owned by a limited partnership of which Thomas L. Newberry and James C. Edenfield, principal shareholders of American Software, are the sole partners. The term of the lease expired December 31, 1996, and has been continued on a month-to-month basis with a current base rental rate of $17.00 per square foot.

We lease approximately 30,175 square feet of office space in the United Kingdom. We have also entered into leases for sales offices located in various cities in the United States and overseas. Normally, these leases are for terms of less than five years and average 3,000 square feet of leasable space.

ITEM 3.     LEGAL PROCEEDINGS

Many of our installations involve products that are critical to the operations of our clients’ businesses. Any failure in our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability contained in our contracts will be enforceable in all instances. We are not currently a party to any material legal proceeding that would require disclosure under this Item.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of our recently completed fiscal year.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

   MATTERS

Trading Market

Our Class A Common Shares are listed on the Nasdaq Stock Market—National Market under the symbol AMSWA. As of July 11, 2003, there were approximately 8,025 holders of record of Class A Common Shares, some of whom are holders in nominee name for the benefit of different shareholders, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years (2003 and 2002).

	High	Low
Fiscal Year 2003
First Quarter	$3.80	$2.50
Second Quarter	3.14	2.10
Third Quarter	3.07	2.38
Fourth Quarter	4.10	2.70

Fiscal Year 2002
First Quarter	$2.00	$1.39
Second Quarter	2.28	1.05
Third Quarter	3.01	1.35
Fourth Quarter	3.80	2.53

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2003:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	4,918,276	$3.18	783,991
Equity Compensation Plan not approved by security holders (1)	24,000	$2.77	-0-

(1)	This represents a single warrant grant to a consultant pursuant to an agreement in February 2003. As of April 30, 2003, only 4,000 shares were earned and exercisable.

Dividends

We have not paid dividends on our Class A and Class B Common Shares during the past three fiscal years. On July 9, 2003, the Board of Directors approved a dividend payment policy, declaring an initial quarterly cash dividend of $.06 per share, payable on our Class A and Class B Common Shares on or about September 19, 2003. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. The continuation of this policy, and payment of future cash dividends, will be at the sole discretion of the Board of Directors. In exercising this discretion, the Board of Directors will consider our profitability, financial condition, cash requirements, future prospects and other factors that the Board of Directors deems relevant.

Transfer Agent

Wachovia Bank, N.A.

Equity Services Group

1525 West W.T. Harris Blvd, 3C3

Charlotte, NC 28288

Phone: (800) 829-8432

http://www.wachovia.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the common shares of American Software, Inc:

Avondale Partners, LLC BrokerageAmerica, LLC Cantor, Fitzgerald & Co. Forge Financial Group, Inc. Goldman, Sachs & Co. Hill, Thompson, Magid & Co.	Knight Securities L.P. Morgan, Keegan & Company Schwab Capital Markets Seidler Amdec Securities Inc. SunTrust Robinson Humphrey Capital Markets

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for the years ended April 30, 2003, 2002, 2001, 2000, and 1999 is derived from our audited consolidated financial statements. In the fourth quarter of fiscal 2002 we divested our wholly-owned hosting business, AmQUEST, Inc. to focus the Company on business software applications and related services. The Company’s financial statements have been recast to reflect AmQUEST as discontinued operations.

	Years Ended April 30,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Statements of Operations Data:
Revenues
License fees	$12,485	$12,052	$12,778	$20,572	$19,602
Services	26,933	30,671	34,527	41,125	49,070
Maintenance	19,884	21,907	23,867	25,198	26,003

Total revenues	59,302	64,630	71,172	86,895	94,675

Cost of revenues:
License fees	4,107	4,592	5,681	5,177	8,254
Services	18,698	18,094	22,694	25,907	29,324
Maintenance	5,522	3,936	5,225	9,750	10,337

Total cost of revenues	28,327	26,622	33,600	40,834	47,915

Gross margin	30,975	38,008	37,572	46,061	46,760
Operating expenses:
Research and development costs	5,116	7,209	11,340	9,675	11,511
Sales and marketing expense	11,636	13,297	20,092	22,643	27,863
General and administrative expenses	9,287	11,851	12,799	12,818	14,000
Provision for doubtful accounts	414	503	1,274	385	1,880
Charge for asset impairment and restructuring	—	—	10,458	—	26,563

Total operating expenses	26,453	32,860	55,963	45,521	81,817

Operating income (loss)	4,522	5,148	(18,391)	540	(35,057)
Other income, net	980	2,043	1,576	1,832	3,507

Income (loss) from continuing operations before income taxes	5,502	7,191	(16,815)	2,372	(31,550)
Income tax expense (benefit)	—	—	(2,418)	150	(1,766)

Income (loss) from continuing operations	$5,502	$7,191	$(14,397)	$2,222	$(29,784)
Discontinued operations:
Loss from operations of discontinued segment	—	(1,866)	(8,183)	(3,464)	(3,033)
Gain on sale of discontinued segment	2,084	13,376	—	—	—

Net earnings (loss)	7,586	18,701	(22,580)	(1,242)	(32,817)

Earnings (loss) per common share
Basic:
Continuing operations:	$0.25	$0.32	$(0.63)	$0.10	$(1.34)
Discontinued operations:	—	(.08)	(0.36)	(0.16)	(0.14)
Gain on sale of discontinued segment:	0.09	0.58	—	—	—

	$0.34	$0.82	$(0.99)	$(0.06)	$(1.48)
Diluted:
Continuing operations:	$0.24	$0.32	$(0.63)	$0.09	$(1.34)
Discontinued operations:	—	(.08)	(0.36)	(0.16)	(0.14)
Gain on sale of discontinued segment:	0.09	0.58	—	—	—

	$0.33	$0.82	$(0.99)	$(0.07)	$(1.48)

Weighted average common shares—Basic	22,411	22,773	22,730	21,722	22,231
Diluted	23,132	22,911	22,730	23,446	22,231

	April 30,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$30,724	$30,729	$8,897	$11,599	$21,567
Investments	$29,853	$25,826	$21,044	$31,335	$27,297
Working capital	$54,236	$41,224	$15,601	$23,204	$34,881
Total assets	$94,340	$93,475	$80,907	$111,737	$109,736
Total long term lease obligation and debt	$0	$152	$1,045	$907	$1,700
Shareholders’ equity	$72,978	$66,417	$47,851	$69,706	$67,197

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                   RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with “Item 6. Selected Consolidated Financial Data” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate:, “intend”, “plan”, “continue”, “could”, “grow”, “may”, “potential”, “predict”, “strive”, “estimate”, “believe”, “expect”, and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed below in “Factors Affecting Future Performance” and elsewhere in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” at the beginning of “ Item 1. Business.”

The terms “fiscal 2003”, “fiscal 2002”, and “fiscal 2001” refer to our fiscal years ended April 30, 2003, 2002, and 2001.

Critical Accounting Policies and Estimates

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2003, describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition.    We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary and tailored software upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. Maintenance fees are generally billed annually in advance and the resulting revenues are recognized ratably over the term of the maintenance agreement. Revenues derived from services primarily include consulting, implementation, and training. Fees are billed under both time and materials and fixed fee arrangements and we recognize them as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized. Revenues from sales of third party products are recorded net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Generally, our software products do not require significant modification or customization. Installation of the products is normally routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established vendor-specific objective evidence of fair value (VSOE) for our maintenance contracts and professional services. We determine fair value based on the prices we charge to customers when we sell these elements separately. Maintenance revenues, including those sold with the initial license fee, are deferred based on VSOE, and recognized ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE, and allocate the remainder to license fees.

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to make payments, we may need to establish additional allowances or defer additional revenue until collection becomes probable. We specifically analyze accounts receivables and analyze historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when we evaluate the allowance for doubtful accounts.

Valuation of Long-Lived and Intangible Assets.    In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) and Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), we review the carrying value of intangible assets and other long-lived assets (asset group), including, but not limited to, capitalized computer software development costs, on a regular basis for the existence of facts or circumstances that may suggest impairment. Factors we consider important that could trigger an impairment review include:

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

Income taxes.    We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. Due to our history of net losses, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the deferred tax asset. Upon reaching such a conclusion, we will reduce the valuation allowance and recognize the deferred tax asset. We have generated taxable income in 2003 and 2002, and if our operating results for 2004 indicate the generation of additional taxable income, we may reduce the valuation allowance in the third or fourth quarter of 2004.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2003, 2002, and 2001 and the percentage increases and decreases in those items for the years ended April 30, 2003 and 2002:

	Percentage of Total Revenues			Pct. Change In Dollars
	2003	2002	2001	2003 vs 2002	2002 vs 2001
Revenues:
License fees	21%	19%	18%	4%	(6)%
Services	45	47	48	(12)	(11)
Maintenance	34	34	34	(9)	(8)

Total revenues	100	100	100	(8)	(9)

Cost of revenues:
License fees	7	7	8	(11)	(19)
Services	32	28	32	3	(20)
Maintenance	9	6	7	40	(25)

Total cost of revenues	48	41	47	6	(21)

Gross margin	52	59	53	(19)	1

Operating expenses:
Research and development costs	9	11	16	(29)	(36)
Sales and marketing expense	20	21	28	(12)	(34)
General and administrative expenses	16	18	18	(22)	(7)
Provision for doubtful accounts	—	1	2	nm	(61)
Charge for asset impairment and restructuring	—	—	15	nm	nm

Total operating expenses	45	51	79	(19)	(41)

Operating income (loss)	7	8	(26)	(12)	nm

Other income, net	2	3	2	(52)	30

Income (loss) from continuing operations before income taxes	9	11	(24)	(23)	nm
Income taxes	—	—	4	nm	nm

Income (loss) from continuing operations	9	11	(20)	(23)	nm

Loss from operations of discontinued segment	—	(3)	(11)	nm	(77)
Gain on disposal of discontinued segment	4	21	—	(84)	nm

Net earnings (loss)	13%	29%	(32)%	(59)	nm

nm—not meaningful

GENERAL MARKET CONDITIONS:

The weakness in the overall economy continued in fiscal 2003 and has resulted in reduced expenditures in the business software market. As a result of these economic conditions and increased competition in the business application area, we restructured our business in the first half of fiscal 2001 in order to become profitable, which we achieved in the fourth quarter of fiscal 2001 and continued in fiscal 2002 and 2003.

Fiscal Years Ended April 30, 2003 And 2002:

Revenues:

Our total revenues decreased 8% to $59.3 million in the fiscal year ended April 30, 2003 from $64.6 million in the fiscal year ended April 30, 2002. This decrease was primarily due to a decrease in implementation and services revenues, and to a lesser extent a decline in maintenance revenues. These declines were partially offset by an increase in license fee revenues. International revenues represented approximately 11% of total revenues in the year ended April 30, 2003, unchanged from 11% of total revenues in the year ended April 30, 2002.

Software Licenses.    Our license fee revenues increased 4% in the fiscal year ended April 30, 2003, to $12.5 million compared to $12.1 million in the prior year. This increase was primarily due to a 24% increase in license fees for our ERP software products, due primarily to unusually low sales in fiscal 2002, partially offset by a 5% decrease in Logility’s license fee revenues, to $8.0 million compared to $8.4 million in the prior fiscal year, resulting primarily from slow general economic conditions. Logility’s software sales constituted approximately 64% of total license fees in fiscal 2003 and 70% of total license fee revenues in fiscal 2002. Software revenues have fluctuated and we expect them to continue to fluctuate based on competition, demand for our products and general market conditions.

Services.    Services revenues, which consist primarily of consulting, implementation, training and network management services, decreased 12% to $26.9 million in fiscal year 2003 from $30.7 million in fiscal year 2002. This decrease was primarily a result of a 38% decrease in Logility’s fiscal 2003 services revenues, to $5.9 million, as well as a reduction in consulting and implementation projects, in each case due to lower prior year ERP license fee sales. Services revenues for Logility constituted 22% of total services revenues for fiscal year 2003 and 32% of total services revenues for fiscal year 2002. Services revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis primarily based upon the demand for implementation and consulting services from new license fee sales.

Maintenance.    Maintenance revenues arise from product support activities and ongoing product enhancements that we provide to customers who license our products and purchase maintenance agreements. These revenues decreased 9% to $19.9 million in fiscal year 2003 compared to $21.9 million in fiscal year 2002. This decrease was due primarily to lower prior period license fee revenues, both in our ERP business and in Logility’s business. Maintenance revenues for Logility constituted 55% of total maintenance revenues for fiscal year 2003 and 52% of total maintenance revenues for fiscal year 2002. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers, as well as renewals for maintenance services; accordingly, maintenance revenues generally will vary in direct proportion to new license sales and renewal rates.

Gross Margin:

Total gross margin as a percentage of revenue was 52% in fiscal 2003 compared to 59% in fiscal 2002. This decrease was due to decreases in both services and maintenance gross margins, partially offset by an increase in license fee gross margin. Services gross margin decreased to 31% in fiscal 2003 compared to 41% in fiscal 2002, due primarily to the decrease in services revenues, combined with lower margin contracts entered into during the year. Maintenance gross margin decreased to 72% in fiscal 2003 compared to 82% in fiscal 2002, due primarily to movement of personnel from our R&D function to our maintenance function, as well as the lower level of maintenance revenues. License fee gross margin increased to 67% from 62%, due to the increase in license fee revenues and lower software amortization expense. The cost of license revenue consists primarily of amortization of computer software costs, royalties that we pay to solution partners for products we license and third party agent fees for selling our software.

Operating Expenses:

Research and Development.    Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs for the two most recent fiscal years is as follows:

	Years Ended (000’s omitted)
	April 30, 2003	Percent Change	April 30, 2002
Gross product development costs	$8,094	(23%)	$10,497
Percentage of total revenues	14%		16%
Less: capitalized development	(2,978)	(9%)	(3,288)
Percentage of gross product development costs	37%		31%

Product development expenses	$5,116	(29%)	$7,209
Percentage of total revenues	9%		11%
Total amortization of development costs*	$3,498		$3,946

*	Included in cost of license fees.

Gross product development costs decreased 23% in fiscal year 2003 compared to fiscal year 2002 as a result of cost reduction efforts and the reallocation of some research and development resources to services and support. Capitalized development decreased by 9% from a year ago, while the rate of capitalized development increased to 37% from 31% due to the lower level of gross product development costs. Product development expenses as a percentage of total revenues decreased to 9% in fiscal year 2003 compared to 11% in fiscal year 2002 primarily as a result of the reduction in gross development costs.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation of our sales and marketing personnel and direct costs associated with selling programs and marketing campaigns. Sales and marketing expenses decreased 12% to $11.6 million in fiscal year 2003 as a result of cost containment efforts. Sales and marketing expenses as a percentage of total revenues decreased to 20% for fiscal year 2003 when compared to 21% for fiscal year 2002.

General and Administrative.    General and administrative expenses consist primarily of compensation for executive, financial, facilities and administrative personnel, insurance, outside professional and service fees, facility costs, and other items. General and administrative expenses decreased 22% to $9.3 million in fiscal year 2003 compared to $11.9 million in the prior year. The decrease was due to the reduction of headcount and related cost control efforts, as well as the discontinuation of amortization of goodwill expense in accordance with SFAS 141 and SFAS 142. Total headcount at April 30, 2003 was 308 compared to 331 at April 30, 2002.

Provision for Doubtful Accounts.    For fiscal year 2003 we incurred a charge for doubtful accounts of $414,000 compared to $503,000 in fiscal year 2002. In both periods, these charges resulted primarily from difficult customer collections and the overall weakness in the economy.

Other Income/Minority Interest.    Other income is comprised predominantly of interest income, gains and losses from sales of investments and changes in the market value of investments. Other income decreased to $980,000 in fiscal 2003 from $2.0 million in fiscal year 2002. This decrease is primarily related to the sale of real property in fiscal year 2002, which resulted in a net gain of $682,000, as well as lower overall yields realized on investment securities in fiscal 2003. Minority interest income (loss) represents that portion of our Logility subsidiary’s earnings (loss) not owned by us. Minority interest resulted in a charge of $306,000 for the twelve months ended April 30, 2003 compared to a charge of $339,000 for the same period a year ago.

Income Tax Expense (Benefit).    There is no effective income tax rate in fiscal years 2003 and 2002 since we had prior period net operating losses to offset the current year income. In “Critical Accounting Policies and Estimates” above, we discuss deferred tax valuation allowance.

Discontinued Operations.    Effective February 5, 2002, we sold all of the shares in AmQUEST, Inc., a wholly-owned subsidiary that provides information technology services, business continuity services, and systems and network management services to various industries, to Infocrossing, Inc. The gain from discontinued operations, of approximately $2.1 million in fiscal 2003, was the result of the reduction of contingent liabilities related to capital and operating leases. The gain from discontinued operations in fiscal 2002 was approximately $11.5 million which included a gain on sale of $13.4 million offset by a $1.9 million operating loss during the year.

Fourth Quarter of Fiscal Year 2003:

In the fourth quarter of fiscal year 2003, we recorded operating income of $1.6 million and net income of $2.4 million. Total revenues decreased 8% over the prior year period, caused primarily by a 12% decrease in license fee revenues, to $3.4 million, as well as a 10% decrease in services revenues, to $6.8 million, and to a lesser extent a 4% decrease in maintenance revenues, to $4.9 million. The decline in license fee revenues was due primarily to decreased ERP license fees. This decline in turn resulted in lower ERP services implementation revenues, as well as lower ERP maintenance revenues.

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

Maintenance.    Maintenance revenues arise from product support activities and ongoing product enhancements that we provide to customers who license our products and purchase maintenance agreements. These revenues decreased 8% to $21.9 million in fiscal year 2002 compared to $23.9 million in fiscal year 2001. This decrease was due primarily to a 21% decrease in ERP maintenance revenue in fiscal year 2002 when compared to fiscal year 2001 which was due to lower ERP license fee revenue as well as a lower rate of renewals from legacy ERP customers. This was partially offset by an 8% increase in Logility’s maintenance revenues for fiscal year 2002 when compared to fiscal year 2001. Maintenance revenues constituted 34% of total revenues both in fiscal year 2002 and fiscal year 2001.

Gross Margin:

Total gross margin in fiscal 2002 was 59% compared to 53% in the prior fiscal year. This increase was primarily due to the increase of license fee margin to 62% in fiscal 2002 compared to 56% in fiscal 2001. The increase in license fee margin was primarily due to lower agent commissions and royalty expense due to the mix of products and the distribution channel through which we sold our products in fiscal 2002. This was slightly offset by higher amortization expense on capitalized software in fiscal year 2002. Services gross margin increased to 41% in fiscal 2002 from 34% in the prior year due mainly to the cost control efforts that we began in the prior fiscal year. Maintenance gross margin increased to 82% in fiscal 2002 compared to 78% in fiscal year 2001. This increase was primarily due to the cost control efforts that we began in fiscal year 2001.

Operating Expenses:

Research and Development.    Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs for fiscal years 2002 and 2001 is as follows:

	Years Ended (000’s omitted)
	April 30, 2002	Percent Change	April 30, 2001
Gross product development costs	$10,497	(31%)	$15,289
Percentage of total revenues	16%		21%
Less: capitalized development	(3,288)	(17%)	(3,949)
Percentage of gross product development costs	31%		26%

Product development expenses	$7,209	(36%)	$11,340
Percentage of total revenues	11%		16%
Total amortization of development costs*	$3,946		$3,790

*	Included in cost of license fees.

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

Sales and Marketing.    Sales and marketing expenses decreased 34% to $13.3 million in fiscal year 2002 as a result of cost containment efforts. Sales and marketing expenses as a percentage of total revenues decreased to 21% for fiscal year 2002 when compared to 28% for fiscal year 2001.

General and Administrative.    General and administrative expenses decreased to $11.9 million in fiscal year 2002 compared to $12.8 million in fiscal 2001. The decrease was due primarily to the reduction of headcount and the related expenses and to our cost control efforts during fiscal 2002. Total headcount at April 30, 2002 was 331 compared to 444 at April 30, 2001.

Provision for Doubtful Accounts.    For fiscal year 2002 we incurred a charge for doubtful accounts of $503,000 compared to $1.3 million in fiscal year 2001 In both periods, these charges resulted primarily from difficult customer collections of Internet-related businesses which eased somewhat in fiscal 2002, and the overall weakness in the economy.

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

Other Income/Minority Interest.    Other income increased to $2.0 million in fiscal year 2002 compared to $1.6 million for the same period a year ago. This increase is primarily related to the sale of real property in fiscal year 2002, which resulted in a net gain of $682,000. Minority interest resulted in a charge of $339,000 for the twelve months ended April 30, 2002, compared to income of $914,000 for fiscal 2001. This charge is primarily related to the purchase of the remaining shares of New Generation Computing in August 2001 and to Logility’s earnings in fiscal 2002, compared to Logility’s losses in fiscal 2001.

Income Tax Expense (Benefit).    There was no effective income tax rate in fiscal year 2002 since we had prior period net operating losses to offset the current year income. In fiscal year 2001 we recorded an income tax benefit in the amount of $2.4 million as a result of an income tax refund in the amount of $705,000 and a reduction in income tax liability in the amount of $1.7 million based on current estimates of future tax liabilities resulting from the conclusion of an IRS audit.

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

Liquidity and Capital Resources

The following table shows information about our cash flows during the fiscal years ended April 30, 2003 and April 30, 2002. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows.

	Twelve Months Ended April 30,
	2003	2002
	(in thousands)
Net cash provided by operating activities	$9,000	$6,282
Net cash (used in) provided by investing activities	(7,241)	17,060
Net cash used in financing activities	(1,764)	(1,510)

Net (decrease) increase in cash and equivalents	(5)	21,832

We fund our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash provided by operating activities generally reflect the changes in net earnings and non-cash operating items plus the effect of changes in operating assets and liabilities, particularly trading securities, trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue.

Our operating activities provided cash of approximately $9.0 million in fiscal year 2003, compared to approximately $6.3 million in fiscal 2002. In fiscal 2003, sources of cash were primarily net earnings from continuing operations of $5.5 million, depreciation and amortization expense of $5.3 million, net loss on investments of $440,000, and minority interest in earnings of subsidiary of $306,000. This was partially offset by net changes in operating assets and liabilities of $3.1 million. In fiscal 2002, sources of cash were primarily net earnings from continuing operations of $7.2 million, depreciation and amortization expense of $7.1 million, and minority interest in earnings of subsidiary of $339,000. This was partially offset by net changes in operating assets and liabilities of $7.8 million, and a gain on disposal of property of $682,000.

Cash used in investing activities was approximately $7.2 million in fiscal 2003 and cash provided by investing activities was approximately $17.1 million in fiscal 2002. Cash flows from investing activities decreased for the period primarily because we recorded proceeds from the sale of AmQUEST of $19.7 million in fiscal 2002. In fiscal 2003, cash was used primarily in net purchases of investments of $3.0 million, capitalized software development costs of $3.0 million, cash paid to resolve the final adjustment of the purchase price for the sale of our AmQUEST segment of $650,000, purchases of property and equipment of $311,000, and repurchases of Logility stock of $254,000. In fiscal 2002, cash was provided by the sale of AmQUEST of $19.7 million, and the sale of property of $1.7 million. This was partially offset by capitalized software development costs of $3.3 million, purchase of majority interest in our NGC subsidiary of $557,000, purchases of property and equipment of $305,000, and repurchases of Logility stock of $130,000.

Cash used in financing activities was approximately $1.8 million for fiscal year 2003 and $1.5 million for fiscal 2002. We used $1.9 million for the repurchase of our common stock in fiscal 2003. In fiscal 2002, we used $1.2 million in payments of capital lease obligations by our AmQUEST segment, and $351,000 in the repurchase of our common stock.

Days Sales Outstanding in accounts receivable were 68 days at April 30, 2003, compared to 70 days at April 30, 2002. Our current ratio was 4.2 to 1 at April 30, 2003, compared to 2.8 to 1 at April 30, 2002. This increase was due primarily to a shift in investments from long term to short term, and to a lesser extent reductions in other current liabilities. Cash and investments totaled 64% of total assets at April 30, 2003, compared to 61% at April 30, 2002.

Our principal sources of liquidity are our cash and investments, which totaled approximately $60.6 million at April 30, 2003. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, we may need to seek additional sources of capital to meet our requirements, either through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in interest expense and dilution to our shareholders.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 22, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For these repurchase plans, as of July 11, 2003, we have repurchased approximately 2.2 million shares of common stock at a cost of approximately $7.1 million.

On December 15, 1997, Logility’s Board of Directors approved a resolution authorizing it to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For all repurchase plans, as of July 11, 2003, Logility had repurchased a cumulative total of approximately 775,000 shares at a total cost of $4.9 million. In fiscal 2003, Logility purchased a total of 82,900 shares at a total cost of approximately $253,000, for an average price of $3.05 per share.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations (“SFAS 141”) and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead must be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144” ).

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

As of May 1, 2002, the date of adoption of SFAS 142, we had unamortized goodwill of $4.1 million and no unamortized identifiable intangible assets, which were subject to the transition provisions of SFAS 141 and SFAS 142. During the second quarter of fiscal 2003, we evaluated the fair values of the reporting units identified under the provisions of SFAS 141 and SFAS 142 and concluded that no impairment of recorded goodwill exists. As a result, we recorded no amortization of goodwill for the year ended April 30, 2003. Amortization expense related to goodwill was $1.15 million for the year ended April 30, 2002.

The reconciliation of reported net earnings adjusted for the adoption of SFAS 142 is as follows (in thousands except per share amounts):

	Year ended April 30,
	2003	2002	2001
Net earnings
As reported	$7,586	$18,701	$(22,580)
Add back: Goodwill amortization	—	1,152	989

Adjusted net earnings available to common shareholders	$7,586	$19,853	$(21,591)

Net earnings per common share
Basic:
As reported	$0.34	$0.82	$(0.99)
Add back: Goodwill amortization	—	0.05	0.04

Adjusted net earnings per common share	$0.34	$0.87	$(0.95)

Diluted:
As reported	$0.33	$0.82	$(0.99)
Add back: Goodwill amortization	—	0.05	0.04

Adjusted net earnings per common share	$0.33	$0.87	$(0.95)

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or the normal operation of a long-lived asset, except for certain lease obligations. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which means that we must adopt SFAS 143 for our fiscal year ending April 30, 2004. We do not anticipate the adoption of SFAS 143 to have a material effect on our consolidated financial condition or results of operations.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, we evaluate goodwill for impairment under SFAS 142.

We adopted SFAS 144 effective May 1, 2002. The adoption of SFAS 144 did not have a material impact on our consolidated financial condition or results of operations because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of SFAS 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Under the new rules, an issuer may only recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred. Under the previous guidance of EITF No. 94-3, issuers recognized a liability for exit costs at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 had no material impact on our consolidated financial condition, results of operations or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. We adopted SFAS 148 for our fiscal year ended April 30, 2003 and the required disclosures are presented in our consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for the classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The adoption of SFAS 150 is not expected to have a material effect on our consolidated financial condition or results of operations.

FACTORS AFFECTING FUTURE PERFORMANCE

A Variety of Factors May Affect Our Future Results and the Market Price of Our Stock.

We have included certain forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K. We may also make oral and written forward-looking statements from time to time, in reports filed with the Securities and Exchange Commission, and otherwise. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended April 30, 2003, 2002 and 2001 contained elsewhere in this Form 10-K.

Continued regional or global changes in economic, political and market conditions could cause decreases in demand for our software and related services, which could negatively affect our revenue and operating results and the market price of our stock.

Our revenue and profitability depend on the overall demand for our software and related services. Unfavorable general economic and market conditions could continue to adversely affect our business. As a result of unfavorable general economic and market conditions in the United States and internationally, the software industry continues to experience a significant slowdown, resulting in delayed customer purchases, decreased product demand, price erosion, and layoffs. Although we have a diverse customer base, we have targeted a number of vertical markets, such as the manufacturing, distribution, and consumer goods industries, that have also been significantly impacted by the continuing economic downturn, and which would have a material adverse effect on our business, operating results, cash flows, and financial condition. Regional or global change in the economy and financial markets could result in the delay or canceling of customer purchases. Some of our competitors have recently announced that the current economic conditions have negatively impacted their financial results. If demand for our software and related services decreases, our revenues may decrease and our operating results would be adversely affected. Our inability to license software products to new customers may cause our stock price to fall.

We Could Experience Fluctuations in Quarterly Operating Results That Could Adversely Impact Our Stock Price.

Our revenue and operating results are difficult to predict and have varied widely from quarter to quarter in the past. We expect they will continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. We base our expense levels, operating costs and hiring plans on projections of future revenues and are relatively fixed. A failure to meet expectations of revenues could adversely affect the price of our stock. License revenues in any quarter depend substantially on the combined contracting activity of the American Software group of companies and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

•	we complete a significant portion of our license agreements within the last few weeks of each quarter;

•	our sales cycle is relatively long and variable because of the complex and mission-critical nature of our products;

•	the size of our license transactions can vary significantly;

•	the possibility of adverse global political conditions and economic downturns, both domestic and international, characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs, may substantially reduce customer demand and contracting activity;

•	customers may unexpectedly postpone or cancel anticipated system replacement or new system evaluations and implementation due to changes in their strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;

•	customer evaluations and purchasing processes vary from company to company, and a customer’s internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor; and

•	the number, timing and significance of software product enhancements and new software product announcements by us and by our competitors may affect purchase decisions.

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

Because of the factors listed above and other specific requirements under Generally Accepted Accounting Principles (GAAP) for software revenue recognition, we must have precise terms in our customer agreements in order to recognize revenue when we initially deliver software or perform services. Although we have standard forms of license and service agreements that meet the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

Variances or slowdowns in our licensing activity in prior quarters may affect current and future consulting, training and maintenance revenues since these revenues typically follow license fee revenues. Our ability to maintain or increase services revenue primarily depends on our ability to increase the number and size of our licensing agreements. In addition, we base our expense levels, operating costs and hiring plans on projections of future revenues and are relatively fixed. If our actual revenues fall below our expectations in any particular quarter, our business, operating results, and financial condition could be materially adversely affected.

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

In addition, we believe we must differentiate ourselves through architectural and technological factors. Some of our competitors may have an advantage over us due to their:

•	significant worldwide presence and greater name recognition;

•	longer operating and product development history;

•	substantially greater financial, technical and marketing resources; and

•	larger installed base.

Some competitors have become more aggressive with their payment terms, discounting practices, and service arrangements, which makes product differentiation even more important. If competitors offer more favorable payment terms, discounting practices, contractual implementation terms, or product or service warranties, or if they offer product functionality that we do not currently provide, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would reduce our margins and may adversely affect operating results.

Furthermore, potential customers may consider outsourcing options, including application service providers, data center outsourcing and service bureaus as alternatives to licensing our software products.

We May Derive a Significant Portion of Our Revenue in any Quarter from a Limited Number of Large, Non-Recurring License Sales.

We expect to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that purchasing our products is relatively discretionary and generally involves a significant commitment of a customer’s capital resources. Therefore, a downturn in any customer’s business could result in order cancellations that could have a significant adverse impact on our revenue and quarterly results. Moreover, declines in general economic conditions could precipitate significant reductions in corporate spending for information technology, which could result in delays or cancellations of orders for our products.

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

Our future success also depends on our continuing ability to attract and retain other highly qualified managerial and technical personnel. Competition for these personnel is intense, and we have at times experienced difficulty in recruiting and retaining qualified personnel. We may be unable to retain our key managerial and technical employees and we may not be successful in attracting, assimilating and retaining other highly qualified managerial and technical personnel in the future. If our competitors increase their use of non-compete agreements, the pool of available sales and technical personnel may further narrow in certain areas, even if the non-compete agreements ultimately prove to be unenforceable. We may grant large numbers of stock options to attract and retain personnel, which could be highly dilutive to our stockholders. The volatility or lack of positive performance of our stock price may adversely affect our ability to retain or attract employees. The loss of key management and technical personnel or the inability to attract and retain additional qualified personnel could have an adverse effect on us.

Our Principal Stockholders May Control Our Management Decisions.

James C. Edenfield, Chief Executive Officer of the Company, and Thomas L. Newberry, Chairman of the Board of Directors, own 100% of our outstanding Class B common stock between them, giving them the right to elect a majority of the Board of Directors. Current directors and executive officers as a group beneficially own approximately 8.0% of our Class A common stock. Mr. Edenfield, Dr. Newberry and members of their immediate families currently constitute four of the eight members of the Board and, thus, have significant influence in directing the actions of the Board of Directors and all other matters requiring approval by stockholders, including the approval of mergers and other business combinations.

The Impact of Changes in Global Economic Conditions on Our Customers May Cause Us to Fail to Meet Expectations, Which Could Negatively Affect the Price of Our Stock.

Our operating results can vary significantly based upon the effect of changes in global economic conditions on our customers. In particular, the current macro-economic environment is more uncertain than in recent periods and has the potential to materially and adversely affect us. The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the areas in which we compete. Because we sell primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. Historically, we have relied upon relatively large license transactions, which causes us to be especially prone to this risk. Customers may defer or reconsider purchasing products if they experience a downturn in their business or if there is a continued downturn in the general economy, which has been worsened by the September 11, 2001 terrorist attacks in the United States. Various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown and layoffs. Moreover, there is increasing uncertainty in the business application software market attributed to many factors, including global economic conditions and strong competitive forces.

We Have Recently Expanded Our Technology into Several New Business Areas and Cannot Be Certain that Our Expansion Will Be Successful.

Our future success depends to a large degree on the Internet being accepted and widely used for commerce. If use of the Internet for commerce does not increase as we anticipate, our business will suffer. We have in recent years expanded our technology into a number of new business areas to foster long-term growth, including electronic commerce, on-line business services and other products and services that can be offered over the Internet. These areas are relatively new to our product development, sales and marketing personnel and we cannot be sure that the markets for these products will develop or that we will be able to compete effectively or will generate significant revenues in these new areas. As a result, our success in this area is difficult to predict. In addition, rapid growth in the use of the Internet remains a comparatively recent trend. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet to conduct their operations. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products. Our business could be seriously harmed if:

•	the necessary communication and computer network technology underlying the Internet and other online services does not effectively support any expansion;

•	industry does not develop or adopt new standards and protocols in a timely manner;

•	there are increased concerns about security, reliability, cost, ease of use, accessibility, quality of service; or

•	if other facts result in the Internet not becoming established as a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for and desirability of our products and services.

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

The Viability of Electronic Marketplaces Is Uncertain.

Electronic marketplaces that allow collaboration over the Internet among trading partners are relatively new and unproven. There can be no assurance that trading partners will adopt electronic marketplaces as a method of doing business. Trading partners may fail to participate in electronic marketplaces for a variety of reasons, including:

•	concerns about the confidentiality of information provided to electronic marketplaces;

•	the inability of technological advances to keep pace with the volume of information processed by electronic marketplaces; and

•	regulatory issues, including antitrust issues that may arise when trading partners collaborate through electronic marketplaces.

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

We Depend on Third-Party Technology that Could Result in Increased Costs or Delays in the Production and Improvement of Our Products.

We license critical third-party software products that we incorporate into our own software products. If any of the third-party software vendors were to change their product offerings or terminate our licenses, we might incur additional development or acquisition costs to ensure continued performance of our products. In addition, if the cost of licensing any of these third-party software products significantly increases, our gross margin levels could significantly decrease.

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

We May Change Our Pricing Practices, Which Could Adversely Impact Operating Margins or Customer Ordering Patterns.

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

Accounting Pronouncements Could Adversely Impact Our Profitability by Delaying Some Revenue Recognition into Future Periods.

In recent years, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we currently comply with SOPs 97-2, SOP 98-9 and SAB 101.

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

If We Do Not Maintain Software Performance across Accepted Platforms and Operating Environments, Our License and Services Revenue Could be Adversely Affected.

Market acceptance of new platforms and operating environments may require us to undergo the expense of developing and maintaining compatible product lines. We can license our software products for use with a variety of popular industry standard relational database management system platforms. There may be future or existing relational database platforms that achieve popularity in the marketplace and that may or may not be architecturally compatible with our software product design. In addition, the effort and expense of developing, testing, and maintaining software product lines will increase as more hardware platforms and operating systems achieve market acceptance within our target markets. Moreover, future or existing user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. If we do not achieve market acceptance of new user interfaces that we support, or adapt to popular new user interfaces that we do not support, our sales and revenue may be adversely affected. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules, which could adversely affect revenue and results of operations.

Our Software Products and Product Development Are Complex, Which Make It Increasingly Difficult to Innovate, Extend Our Product Offerings, and Avoid Costs Related to Correction of Program Errors.

The market for our software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. For instance, existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge. As a result, it is difficult for us to estimate the life cycles of our software products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to the market in a timely and cost-effective manner, or that products, capabilities, or technologies developed by our competitors will not render our products obsolete. Our future success will depend in part upon our ability to:

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

Despite testing by us, our software programs, like all software programs generally, may contain a number of undetected errors or “bugs” when we first introduce them or as new versions are released. We do not discover some errors until we have installed the product and our customers have used it. Errors may result in the delay or loss of revenue, diversion of software engineering resources, material non-monetary concessions, negative media attention, or increased service or warranty costs as a result of performance or warranty claims. Errors could lead to customer dissatisfaction, resulting in litigation, damage to our reputation, and impaired demand for our products. Correcting bugs may result in increased costs and reduced acceptance of our software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

•	vendor hardware platforms;

•	operating systems and updated versions;

•	application software products and updated versions; and

•	database management system platforms and updated versions.

Developing consistent software product performance characteristics across all of these combinations could place a significant strain on our development resources and software product release schedules.

Implementation of Our Products Can Be Complex, Time-Consuming and Expensive and Customers May Be Unable to Implement Our Products Successfully.

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

Our Recent and Future Acquisitions May Not Be Successful.

We have in the past acquired and invested, and may continue to acquire or invest, in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies. Acquisitions, joint ventures, strategic alliances, and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. Risks commonly encountered in such transactions include:

•	the risk that the acquired company or assets may not further our business strategy or that we paid more than the company or assets were worth;

•	the difficulty of assimilating the operations and retaining and motivating personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies;

•	the potential disruption of our ongoing business and the diversion of our management’s attention from other business concerns;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	adverse impact on our annual effective tax rate;

•	dilution of existing equity holders caused by capital stock issuances to the stockholders of acquired companies or stock option grants to retain employees of the acquired companies;

•	difficulty in maintaining controls, procedures and policies;
•	potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

•	the impairment of relationships with employees and customers; and

•	issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through our due diligence process.

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

Terrorist Activities and Resulting Military Actions Could Adversely Affect Our Business.

The terrorist attacks on September 11, 2001, disrupted commerce throughout the world. In response to such attacks and other threats, the U.S. is actively using military force to pursue those behind these attacks and initiating broader actions against global terrorism. The continued threat of terrorism throughout the world, the escalation of military action, and heightened security measures in response to such threats may continue to cause significant disruption to commerce throughout the world. To the extent that such disruptions result in instability of capital markets, the imposition of further import and export restrictions, reductions in capital expenditures or spending on information technology, longer sales cycles, deferral or delay of customer orders, or an inability to effectively market our products, our business and results of operations could be materially and adversely affected. Additionally, terrorist attacks present a potential threat to communication systems, information technology and security, damage to buildings and their contents, and injury to or death of key employees. We continue to take steps to increase security and add protections against terrorist threats. This may require adjustment or change of business practices, which could involve significant capital expenditure and result in loss of focus and distraction of management. Moreover, an actual or perceived increase in risk of travel due to further terrorist activity may impair our ability to demonstrate products and meet with prospective customers, which may, in turn, adversely affect our ability to close sales and meet projected forecasts.

Our International Operations and Sales Subject Us to Risks Associated with Unexpected Activities Outside of the United States.

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. The following factors, among others, could have an adverse impact on our business and earnings:

•	conducting business in currencies other than United States dollars subjects us to factors such as currency controls and fluctuations in currency exchange rates;

•	we may be unable to hedge some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure;

•	we may hedge some anticipated transactions and transaction exposures, but could experience losses if exchange rates move in the opposite direction;

•	we may have difficulty in offering foreign technical standards;

•	increased cost and development time required to localize our products;

•	lack of experience in a particular geographic market;

•	regulatory, social, political, labor or economic conditions in a specific country or region;

•	reduced protection for intellectual property rights in some countries;

•	cultural and language difficulties;

•	political instability;

•	difficulties in staffing and managing international operations;

•	laws, policies and other regulatory requirements affecting trade and investment including loss or modification of exemptions for taxes and tariffs, and import and export license requirements;

•	exposure to different legal standards;

•	difficulties in collecting accounts receivable and longer collection periods; and

•	higher operating costs.

It May Become Increasingly Expensive to Obtain and Maintain Liability Insurance.

We contract for insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive, and when insurance coverage is offered, the deductible for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact our results of operations.

We Have Limited Protection of Intellectual Property and Proprietary Rights and May Potentially Infringe Third-Party Intellectual Property Rights.

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of copyright, trademark and trade secret laws; confidentiality agreements with employees and third parties; and protective contractual provisions such as those contained in our license agreements with consultants, vendors, partners and customers and other measures to protect this information. Existing copyright laws afford only limited protection. We believe that the rapid pace of technological change in the computer software industry has made trade secret and copyright protection less significant than factors such as:

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

We also rely on certain technology that we license from third parties, including software that is integrated with our internally developed software. Although these third parties generally indemnify us against claims that their technology infringes on the proprietary rights of others, such indemnification is not always available for all types of intellectual property. Often such third-party indemnifiers are not well capitalized and may not be able to indemnify us in the event that their technology infringes on the proprietary rights of others. As a result, we may face substantial exposure in the event that technology we license from a third-party infringes on another party’s proprietary rights. Defending such infringement claims, regardless of their validity, could result in significant cost and diversion of resources.

Concerns That Our Products Do Not Adequately Protect the Privacy of Consumers Could Inhibit Sales of Our Products.

One of the features of our customer management software applications is the ability to develop and maintain profiles of customers for use by businesses. Typically, these products capture profile information when customers and employees visit an Internet web site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although we have designed our customer management products to operate with applications that protect user privacy, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. If we cannot adequately address customers’ privacy concerns, these concerns could seriously harm our business, financial condition and operating results.

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

Our Stock Price Is Volatile and There Is a Risk of Litigation.

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	reduced investor confidence in equity markets, due in part to corporate collapses in recent years;

•	speculation in the press or analyst community;

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other technology companies;

•	announcements of technological innovations by us or our competitors;

•	new products or the acquisition of significant customers by us or our competitors;

•	developments with respect to our copyrights or other proprietary rights or those of our competitors;

•	changes in interest rates;

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;

•	changes in recommendations or financial estimates by securities analysts;

•	changes in management;

•	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods;

•	conditions and trends in the software industry generally;

•	the announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting the software industry;

•	general market conditions; and

•	domestic or international terrorism and other factors.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS .

Foreign Currency.    In the fiscal year ended April 30, 2003, we generated 11% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominated those sales typically in U.S. Dollars or British Pounds Sterling. However, expenses incurred in connection with these sales are typically denominated in the local currencies. The effect of foreign exchange rate fluctuations on us in fiscal 2003 was not material.

Interest rates and other market risks.    We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of April 30, 2003 was approximately $58.0 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency and are minor.

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

Inflation.    Although we cannot accurately determine the amounts attributable thereto, we have been affected by inflation through increased costs of employee compensation and other operational expenses. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

April 30, 2003 and 2002

(In thousands, except share data)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$30,724	$30,729
Investments—current	29,017	20,433
Trade accounts receivable, net of allowance for doubtful accounts of $788 in 2003 and $906 in 2002:
Billed	6,736	9,828
Unbilled	3,884	1,848
Prepaid expenses and other current assets	1,035	1,197

Total current assets	71,396	64,035
Investments—noncurrent	836	5,393
Property and equipment, net	8,918	10,424
Capitalized software development costs, net	7,271	7,791
Goodwill, net	4,346	4,092
Other assets	1,573	1,740

	$94,340	$93,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$412	$1,120
Accrued compensation and related costs	2,761	3,411
Other current liabilities	3,807	7,707
Deferred revenue	10,180	10,573

Total current liabilities	17,160	22,811
Other noncurrent liabilities	—	152

Total liabilities	17,160	22,963

Minority interest	4,202	4,095
Shareholders’ equity:
Common stock:
Class A, $0.10 par value. Authorized 50,000,000 shares; issued 21,959,600 shares in 2003 and 21,644,410 shares in 2002	2,196	2,164
Class B, $0.10 par value. Authorized 10,000,000 shares; issued and outstanding 3,842,289 shares in 2003 and 4,082,289 shares in 2002; convertible into Class A shares on a one-for-one basis	384	408
Additional paid-in capital	67,001	66,165
Accumulated other comprehensive income	236	248
Retained earnings	22,872	15,286
Class A treasury stock, 3,636,185 shares and 3,026,154 shares as of April 30, 2003 and 2002	(19,711)	(17,854)

Total shareholders’ equity	72,978	66,417
Commitments and contingencies	—	—

	$94,340	$93,475

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2003, 2002, and 2001

(In thousands, except per share data)

	2003	2002	2001
Revenues:
License fees	$12,485	$12,052	$12,778
Services	26,933	30,671	34,527
Maintenance	19,884	21,907	23,867

Total revenues	59,302	64,630	71,172

Cost of revenues:
License fees	4,107	4,592	5,681
Services	18,698	18,094	22,694
Maintenance	5,522	3,936	5,225

Total cost of revenues	28,327	26,622	33,600

Gross margin	30,975	38,008	37,572

Research and development costs	5,116	7,209	11,340
Sales and marketing expense	11,636	13,297	20,092
General and administrative expenses	9,287	11,851	12,799
Provision for doubtful accounts	414	503	1,274
Charge for asset impairment and restructuring	—	—	10,458

Total operating expenses	26,453	32,860	55,963

Operating income (loss)	4,522	5,148	(18,391)
Other income:
Interest income	1,269	1,247	1,993
Minority interest	(306)	(339)	914
Other, net	17	1,135	(1,331)

Income (loss) from continuing operations before income taxes	5,502	7,191	(16,815)
Income tax benefit	—	—	(2,418)

Income (loss) from continuing operations	5,502	7,191	(14,397)
Discontinued operations:
Loss from operations of discontinued segment, net of taxes of $-0-	—	(1,866)	(8,183)
Gain on disposal of discontinued segment, net of taxes of $-0-	2,084	13,376	—

Net earnings (loss)	$7,586	$18,701	$(22,580)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.25	$0.32	$(0.63)
Discontinued operations	0.09	0.50	(0.36)

	$0.34	$0.82	$(0.99)

Diluted:
Continuing operations	$0.24	$0.32	$(0.63)
Discontinued operations	0.09	0.50	(0.36)

	$0.33	$0.82	$(0.99)

Shares used in the calculation of earnings (loss) per common share:
Basic	22,411	22,773	22,730
Diluted	23,132	22,911	22,730

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years ended April 30, 2003, 2002, and 2001

(in thousands, except share data)

	Common stock				Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Treasury stock	Total shareholders’ equity	Comprehensive income (loss)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2000	21,476,284	$2,148	4,086,289	$409	$65,241	$247	$19,165	$(17,503)	$69,707
Proceeds from stock options exercised	125,398	12	—	—	384	—	—	—	396
Conversion of Class B shares into Class A shares	4,000	1	(4,000)	(1)	—	—	—	—	—
Noncash stock compensation	—	—	—	—	265	—	—	–	265
Issuance of 16,608 Class A shares under Dividend Reinvestment and Stock Purchase Plan	16,608	1	—	—	39	—	—	—	40
Decrease in minority interest in subsidiary, resulting from purchase of stock	—	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	—	—	(22,580)	—	(22,580)	$(22,580)
Translation adjustments	—	—	—	—	—	—	—	—	—	—

Comprehensive loss for fiscal 2001										$(22,580)

Balance at April 30, 2001	21,622,290	2,162	4,082,289	408	65,952	247	(3,415)	(17,503)	47,851
Proceeds from stock options exercised	13,800	1	—	—	55	—	—	—	56
Noncash stock compensation	—	—	—	—	65	—	—	—	65
Repurchase of 105,300 Class A shares	—	—	—	—	—	—	—	(351)	(351)
Issuance of 8,320 Class A shares under Dividend Reinvestment and Stock Purchase Plan	8,320	1	—	—	15	—	—	—	16
Decrease in minority interest in subsidiary, resulting from purchase of stock	—	—	—	—	78	—	—	—	78
Net income	—	—	—	—	—	—	18,701	—	18,701	$18,701
Translation adjustments	—	—	—	—	—	1	—	—	1	1

Comprehensive income for fiscal 2002										$18,702

Balance at April 30, 2002	21,644,410	2,164	4,082,289	408	66,165	248	15,286	(17,854)	66,417
Proceeds from stock options exercised	71,000	7	—	—	72	—	—	—	79
Conversion of Class B shares into Class A shares	240,000	24	(240,000)	(24)	—	—	—	—	—
Issuance of compensatory stock options that were granted in fiscal 2003 (included in accrued compensation in fiscal 2002)	—	—	—	—	547	—	—	—	547
Repurchase of 605,500 Class A shares	—	—	—	—	—	—	—	(1,857)	(1,857)
Issuance of 4,190 Class A shares under Dividend Reinvestment and Stock Purchase Plan	4,190	1	–	–	13	—	—	—	14
Decrease in minority interest in subsidiary, resulting from purchase of stock	—	—	—	—	204	—	—	—	204
Net income	—	—	—	—	—	—	7,586	—	7,586	$7,586
Translation adjustments	—	—	—	—	—	(12)	—	—	(12)	(12)

Comprehensive income for fiscal 2003										$7,574

Balance at April 30, 2003	21,959,600	$2,196	3,842,289	$384	$67,001	$236	$22,872	$(19,711)	$72,978

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2003, 2002, and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$7,586	$18,701	$(22,580)
Income (loss) from discontinued operations	2,084	11,510	(8,183)

Income (loss) from continuing operations	5,502	7,191	(14,397)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Charge for asset impairment and purchased R&D	—	—	9,446
Depreciation and amortization	5,294	7,118	8,547
Net loss on investments	440	52	65
Gain on disposal of property	—	(682)	—
Minority interest in net earnings (loss) of subsidiary	306	339	(914)
Grants of compensatory stock options	—	65	265
Changes in operating assets and liabilities:
Purchases of trading securities	(6,343)	(8,282)	(1,591)
Proceeds from sale of trading securities	3,324	833	5,711
Proceeds from maturities of trading securities	1,600	2,667	273
Accounts receivable, net	1,056	2,265	4,752
Prepaid expenses and other assets	329	16	27
Accounts payable and other liabilities	(2,115)	(2,246)	(4,694)
Deferred revenue	(393)	(3,060)	(2,304)

Net cash provided by continuing operations	9,000	6,276	5,186
Net cash provided by (used in) discontinued operations	—	6	(5,353)

Net cash provided by (used in) operating activities	9,000	6,282	(167)

Cash flows from investing activities:
Capitalized software development costs	(2,978)	(3,288)	(3,949)
Purchase of majority interest in subsidiaries, net of cash received	—	(557)	(517)
Purchases of property and equipment	(311)	(305)	(1,582)
Proceeds from sale of property	—	1,666	—
Purchases of property and equipment related to discontinued operations	—	—	(576)
(Purchases) sales of investments, net	(3,048)	(61)	5,833
Purchases of common stock by subsidiary	(254)	(130)	(105)
Cash (paid) received in connection with disposal of discontinued segment, net of cash paid for transaction costs	(650)	19,735	—

Net cash (used in) provided by investing activities	(7,241)	17,060	(896)

Cash flows from financing activities:
Repurchases of common stock	(1,857)	(351)	—
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	14	16	40
Proceeds from exercise of stock options	79	56	396
Payments of capital lease obligations by discontinued segment	—	(1,231)	(2,075)

Net cash used in financing activities	(1,764)	(1,510)	(1,639)

Net change in cash and cash equivalents	(5)	21,832	(2,702)
Cash and cash equivalents at beginning of year	30,729	8,897	11,599

Cash and cash equivalents at end of year	$30,724	$30,729	$8,897

Supplemental disclosures of cash paid during the year for:
Income taxes	$189	$61	$131
Interest	—	140	365
Supplemental disclosures of noncash operating, investing, and financing activities:
Assumption of capital lease obligations for property and equipment	—	—	2,443

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2003, 2002, and 2001

(1)    Summary of Significant Accounting Policies

(a)  Basis of Presentation

Founded in 1970 and headquartered in Atlanta, Georgia, American Software, Inc. and its subsidiaries (collectively, the Company) are engaged in the development, marketing, and support activities of a broad range of computer business application software products. The Company’s operations are principally in the computer software industry, and its products and services are used by customers within the United States and certain international markets. The consolidated financial statements include the accounts of American Software, Inc., and its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)  Revenue Recognition and Deferred Revenue

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2 , Software Revenue Recognition, with Respect to Certain Transactions.

License.    License revenue in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement.

Maintenance.    Revenue derived from maintenance contracts primarily includes telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Maintenance contracts are typically sold for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. Maintenance fees are generally billed annually in advance. Maintenance revenue is recognized ratably over the term of the maintenance agreement. In situations where all or a portion of the maintenance fee is bundled with the license fee, VSOE for maintenance is determined based on prices when sold separately, which generally approximate 18% of the net license fee.

Services.    Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed under both time and materials and fixed fee arrangements and are recognized as services are performed. Reimbursements received for travel and other out-of-pocket expenses incurred in connection with consulting, implementation, and training services are classified as revenue in the statement of operations.

Indirect Channel Revenue.    Sales are recognized through indirect channels only when a sale has been made by the distributor to an end-user. Revenue from indirect channels are recognized upon delivery of the software to the end-user assuming all other conditions of SOP 97-2 and SOP 98-9 are met.

Deferred Revenue.    Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenue is recognized.

(c)  Cost of Revenue

Cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors. Costs for maintenance and services

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses.

(d)  Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(e)  Investments

Investments consist of money market funds, debt securities, and marketable equity securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Pursuant to the provisions of SFAS 115, the Company has classified its investment portfolio as “trading” and “held-to-maturity.” “Trading” securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings. “Held-to-maturity” investments are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

(f)  Property and Equipment

Property and equipment are recorded at cost. Depreciation of buildings, computer equipment, and office furniture and equipment is calculated using the straight-line method based upon the estimated useful lives of the assets of 30 years, three to five years, and five years, respectively. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter.

(g)  Capitalized Software Development Costs

The Company capitalizes certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

Capitalized software development costs consisted of the following at April 30, 2003 and 2002 (in thousands):

	2003	2002
Capitalized software development costs	$17,465	$27,387
Less accumulated amortization	10,194	19,596

	$7,271	$7,791

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

During the year ended April 30, 2003, the Company removed $12.9 million of fully amortized capitalized computer software projects. There was no effect on the Company’s Statement of Operations or the net amount of capitalized computer software development costs.

Total Expenditures, Amortization, and Write-offs.    Total expenditures for capitalized computer software development costs, total research and development expense, total amortization of capitalized computer software development costs, and write-off of capitalized computer software costs are as follows:

	Years ended April 30
	2003	2002	2001
	(In thousands)
Total capitalized software development costs	$2,978	$3,288	$3,949
Total research and development expense	5,116	7,209	11,340

Total research and development expense and capitalized software development costs	$8,094	$10,497	$15,289

Total amortization of capitalized computer software development costs	$3,498	$3,946	$3,790
Write-off of capitalized software development costs as a result of net realizable value analyses	—	—	9,446

(h)  Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of May 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. At April 30, 2003, the Company had no intangible assets, as defined by SFAS No. 142 with indefinite useful lives or that were subject to amortization. Goodwill additions of approximately $557,000 and $517,000 relate to the purchase of the remaining interest in New Generation Computing during 2002 and 2001, respectively. Goodwill additions of $253,000, $130,000, and $105,000 relate to the purchase of additional interests in Logility, Inc. (Logility) during 2003, 2002, and 2001, respectively.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company was required to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of May 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of May 1, 2002. The carrying amount of the Company’s reporting units did not exceed the fair value of the reporting units. As such, there was no indication of impairment of the goodwill reported in the balance sheet and the Company was not required to recognize an impairment loss.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally three to seven years, and assessed for recoverability by determining whether

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future net operating cash flows expected to be derived from such assets. If such an evaluation indicated a potential impairment, the Company used the fair value to determine the amount of the goodwill that should be written off.

The changes in carrying values of goodwill for the year ended April 30, 2003 were as follows (in thousands):

	Enterprise resource planning	Collaborative Supply Chain Management	Total
Carrying value at April 30, 2002	$1,812	$2,280	$4,092
Additional goodwill from purchases of additional interests in Logility	—	254	254

Carrying value at April 30, 2003	$1,812	$2,534	$4,346

Goodwill amortization expense totaled approximately $1,152,000 and $989,000 in 2002 and 2001, respectively. The impact of goodwill amortization on basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	2003	2002	2001
Reported net earnings (loss)	$7,586	$18,701	$(22,580)
Add goodwill amortization	—	1,152	989

Adjusted net earnings (loss)	$7,586	$19,853	$(21,591)

Earnings (loss) per common share:
Basic:
As reported	$0.34	$0.82	$(0.99)
Add back goodwill amortization	—	0.05	0.04

Adjusted earnings (loss) per share	$0.34	$0.87	$(0.95)

Diluted:
As reported	$0.33	$0.82	$(0.99)
Add back goodwill amortization	—	0.05	0.04

Adjusted earnings (loss) per share	$0.33	$0.87	$(0.95)

(i) Income Taxes

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

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

(j) Earnings (Loss) Per Common Share

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

The numerator in calculating both basic and diluted earnings (loss) per common share for each year is the same as net earnings (loss). The denominator is based on the following number of common shares:

	Years ended April 30
	2003	2002	2001
	(In thousands)
Common shares:
Weighted average common shares outstanding:
Class A shares	18,390	18,691	18,648
Class B shares	4,021	4,082	4,082

Basic weighted average common shares outstanding	22,411	22,773	22,730
Dilutive effect of outstanding Class A common stock options outstanding	721	138	—

Total	23,132	22,911	22,730

For the years ended April 30, 2003, 2002, and 2001, approximately 1,982,000, 4,008,000, and 3,768,000 stock options, respectively, were excluded from the computation of diluted loss per share because they were antidilutive.

(k)  Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment; valuation allowance for receivables and deferre d income tax assets; and obligations related to employee benefits. Actual results could differ from those estimates.

(l)  Impairment of Long-Lived Assets

The Company adopted SFAS No. 144 on May 1, 2002. In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Prior to the

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial condition or results of operations.

(m)  Stock Compensation Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company’s stock option plans. Following are the assumptions used in calculating the pro forma option expense amounts under SFAS No. 123 using the Black-Scholes option pricing model:

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	48.5%	80.0%	121.2%
Risk-free interest rate	3.3%	4.9%	5.9%
Expected life	8 years	8 years	8 years

The following table illustrates the effect on net earnings (loss) if the fair-value-based method had been applied in each period.

	Years ended April 30
	2003	2002	2001
	(In thousands, except per share data)
Net earnings (loss) as reported	$7,586	$18,701	$(22,580)
Less total stock-based compensation expense determined under fair value based method for all awards	(2,889)	(3,100)	(4,441)

Pro forma net earnings (loss)	$4,697	$15,601	$(27,021)

Basic earnings (loss) per share:
As reported	0.34	0.82	(0.99)
Pro forma	0.21	0.69	(1.19)
Diluted earnings (loss) per share:
As reported	0.33	0.82	(0.99)
Pro forma	0.20	0.68	(1.19)

(n)  Reclassifications

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the presentation adopted in 2003.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

(o)  Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net earnings (loss) and foreign currency translation adjustments and is presented in the consolidated statements of shareholders’ equity and comprehensive income (loss). SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s consolidated financial position or results of operations.

(p)  Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or the normal operation of a long-lived asset, except for certain lease obligations. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which means that the Company must adopt SFAS 143 for its fiscal year ending April 30, 2004. The Company does not anticipate the adoption of SFAS 143 to have a material effect on its consolidated financial condition or results of operations.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Under the new rules, an issuer may only recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred. Under the previous guidance of EITF No. 94-3, issuers recognized a liability for exit costs at the date of an entity ‘s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 had no material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted SFAS 148 for its fiscal year ended April 30, 2003 and the required disclosures are presented in its consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for the classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The adoption of SFAS 150 is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

(2)	Investments

Investments consist of the following:

	April 30
	2003	2002
	(In thousands)
Trading:
Debt securities:
U.S. Treasury securities	$7,309	$6,089
Tax-exempt state and municipal bonds	836	928

Total debt securities	8,145	7,017
Marketable equity securities	3,268	3,418

	$11,413	$10,435

	April 30, 2003
	Carrying value	Fair value	Unrealized gain (loss)
	(In thousands)
Held-to-maturity:
Government securities	$9,113	$9,114	$1
Commercial paper	6,993	6,998	5
Corporate bonds	2,334	2,333	(1)

	$18,440	$18,445	$5

	April 30, 2002
	Carrying value	Fair value	Unrealized gain (loss)
	(In thousands)
Held-to-maturity:
Government securities	$2,441	$2,435	$(6)
Commercial paper	5,991	5,996	5
Corporate bonds	6,959	6,971	12

	$15,391	$15,402	$11

The total carrying value of all investments on a consolidated basis was approximately $29,853,000 and $25,826,000 at April 30, 2003 and 2002, respectively. All held-to-maturity investments at April 30, 2003 are included in investments-current in the accompanying consolidated balance sheet, as all held-to-maturity investments mature in the following year.

In 2003, 2002, and 2001, the Company’s investment portfolio of trading securities experienced net unrealized holding gains (losses) of approximately $78,000, $396,000, and $(1,073,000), respectively, which have been included in other income, net in the accompanying consolidated statements of operations.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

(3)	Fair Value of Financial Instruments

The Company’s financial instruments, excluding investments, consisted of cash and cash equivalents; trade accounts receivable and unbilled accounts receivable; accounts payable; accrued compensation and related costs; and other current liabilities. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. For the Company’s investments classified as “trading,” the carrying value represents fair value. See note 2 for the fair value of the Company’s investments classified as “held-to-maturity.”

(4)	Property and Equipment

Property and equipment consist of the following at April 30, 2003 and 2002 (in thousands):

	2003	2002
Buildings and leasehold improvements	$16,447	$16,475
Computer equipment and purchased software	10,002	16,030
Office furniture and equipment	3,896	3,982

	30,345	36,487
Less accumulated depreciation	21,427	26,063

	$8,918	$10,424

(5)	Income Taxes

Income tax benefit consists of the following:

	Year ended April 30
	2003	2002	2001
	(In thousands)
Current:
Federal	$—	$—	$(2,418)
State	—	—	—

	—	—	(2,418)

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

	$—	$—	$(2,418)

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

The Company’s effective income tax rate differs from the “expected” income tax expense (benefit) calculated by applying the Federal statutory rate of 34% to income (loss) from continuing operations before income taxes as follows:

	Years ended April 30
	2003	2002	2001
	(In thousands)
Computed “expected” income tax expense (benefit)	$1,871	$2,445	$(5,717)
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	134	664	(1,092)
IRS settlement	—	—	(2,957)
Tax-exempt interest income	(16)	(16)	(54)
Change in valuation allowance for deferred tax assets	(2,692)	(5,015)	7,671
AmQUEST net operating loss	—	1,986	—
Other	703	(64)	(269)

	$—	$—	$(2,418)

The significant components of deferred income tax expense attributable to income (loss) from continuing operations before income taxes for the years ended April 30, 2003, 2002, and 2001 are as follows:

	Years ended April 30
	2003	2002	2001
	(In thousands)
Deferred tax expense (benefit)	$2,692	$5,015	$(7,671)
(Decrease) increase in beginning-of-the year balance of the valuation allowance for deferred tax assets	(2,692)	(5,015)	7,671

	$—	$—	$—

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2003 and 2002 are presented as follows:

	2003	2002
	(In thousands)
Deferred tax assets:
Expenses, due to accrual for financial reporting purposes	$477	$565
Accounts receivable, due to allowance for doubtful accounts	285	329
Compensation expense related to grants of nonqualified stock options	244	290
Net operating loss carryforwards	6,762	8,914
Intangible assets	922	922
Gain on investments not recognized for tax purposes	425	261
General business credits and other	755	908

Total gross deferred tax assets	9,870	12,189
Less valuation allowance	(6,491)	(9,183)

Net deferred tax assets	3,379	3,006

Deferred tax liabilities:
Capitalized computer software development costs	(1,115)	(1,312)
Other	(2,264)	(1,694)

Total gross deferred tax liabilities	(3,379)	(3,006)

Net deferred tax liability	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2003 and 2002.

At April 30, 2003, the Company has net operating loss carry forwards for federal income tax purposes of approximately $13 million which are available to offset future federal taxable income, if any, through 2022.

(6)	Acquisitions and Dispositions

In July 1998, the Company purchased an 80% majority interest in New Generation Computing, Inc. (NGC), a company which specializes in accounting and manufacturing control software for the sewn goods industry (apparel, handbags, shoes, hats, etc.). The related goodwill of $1.4 million was being amortized over a seven-year period until May 1, 2002 at which time amortization ceased in accordance with SFAS No. 142. During 2002, 2001, and 2000, the Company purchased the remaining 20% interest in NGC for approximately $557,000, $517,000, and $658,000, respectively, which was recorded as goodwill. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition.

In January 1996, the Company acquired a 60% interest in Intellimedia Commerce, Inc. (Intellimedia), a company which builds and maintains systems for commerce on the Internet, for $850,000. In April 1998, the

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

Company acquired an additional 3% interest in Intellimedia for $115,000. To maintain its majority ownership interest, the Company invested an additional $367,500 in 2000. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. In January 2001, the Intellimedia board of directors voted to wind down the Company due to a substantial slowdown in their industry. The Company wrote off the investment in Intellimedia in January 2001. The total amount written off was $965,000.

Effective February 5, 2002, the Company signed an agreement with Infocrossing, Inc. to sell AmQUEST, Inc. (AmQUEST), a wholly owned subsidiary that provides information technology services, business continuity services, and systems and network management services in various industries. Upon completion of the sale, Infocrossing paid approximately $20,284,000 in cash in exchange for all of the outstanding shares of AmQUEST. In fiscal year 2003 approximately $650,000 was paid by the Company to Infocrossing to resolve the final adjustment of the purchase price for the sale of AmQUEST.

AmQUEST generated losses from operations of approximately $1,866,000 and $8,183,000 for the years ended April 30, 2002, and 2001, respectively. The Company recorded a gain of $2,084,000 and $13,376,000 on the sale of AmQUEST in 2003 and 2002, respectively. The total gain on the sale of approximately $15,460,000 is net of certain closing costs, lease commitments, and costs related to commitments to subscribe to AmQUEST services.

At April 30, 2003 and 2002, there were no assets related to the discontinued AmQUEST segment. Liabilities at April 30, 2003 consisted of approximately $50,000 of lease commitments and $840,000 of costs related to commitments for AmQUEST services. Liabilities at April 30, 2002 consisted of approximately $2,450,000 of lease commitments, $900,000 of costs related to commitments for AmQUEST services, $547,000 of accrued compensation for compensatory options to purchase shares of the Company that were granted in 2002 but not issued until 2003, and $450,000 in accrued closing costs.

AmQUEST’s revenues prior to the sale for the years ended April 30, 2002 and 2001 were $12,395,000 and $15,958,000, respectively. The consolidated financial statements and related notes for all periods have been reclassified, where applicable, to reflect the AmQUEST business as a discontinued operation.

(7)	Asset Impairment and Restructuring

During October 2000, the Company incurred a charge against earnings of $9.5 million related to the write-off of certain capitalized software development costs. This write-off was the result of lower than anticipated sales of the Company’ s ERP products in previous periods. The Company also recognized a restructuring charge of approximately $970,000 in fiscal year 2001, which was a result of severance expenses for involuntary termination of employees in sales, marketing, services, and research and development. Included in the charge was a noncash charge of approximately $270,000 related to the accelerating of vesting of stock options for the severed employees. The restructuring plan was completed by April 30, 2001.

(8)	Shareholders’ Equity

Certain Class A and Class B Common Stock Rights

Except for the election or removal of Directors and class votes as required by law or the Articles of Incorporation, holders of both classes of common stock vote as a single class on all matters with each share of Class A common stock entitled to cast one-tenth vote per share and each share of Class B common stock entitled

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

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

Employee Stock Purchase Plan

In December 1998 the Company began an Employee Stock Purchase Plan that offers its employees the right to purchase shares of the Company’s common stock at 85% of the market price, as defined, pursuant to the Employee Stock Purchase Plan (the Purchase Plan). Under the Purchase Plan, full-time employees, except persons owning 5% or more of the Company’s common stock, are eligible to participate after one month of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan up to a maximum of $15,000 per year. During the fiscal year ended April 30, 2003, shares purchased on the open market and issued under the Purchase Plan were 5,996.

In November 1998, Logility, Inc., a subsidiary of the Company, began an Employee Stock Purchase Plan that offers its employees the right to purchase shares of Logility’ s common stock at 85% of the market price, as defined, pursuant to the Employee Stock Purchase Plan (the Subsidiary Purchase Plan). Under the Subsidiary Purchase Plan, full-time employees, except persons owning 5% or more of Logility’ s common stock, are eligible to participate after one month of employment. Employees may contribute up to 15% of their annual salary toward the Subsidiary Purchase Plan up to a maximum of $15,000 per year. A maximum of 200,000 shares of common stock may be purchased under the Subsidiary Purchase Plan. Common stock is purchased in the open market on behalf of the participants. The Company contributes to the purchase price in order to provide for the 15% discount to market price. Shares issued under the Subsidiary Purchase Plan were 22,462 during the fiscal year ended April 30, 2003.

Stock Option Plans

The Company has outstanding stock options granted pursuant to three stock option plans. The 1991 Employee Stock Option Plan (the “Employee Option Plan”) and the Directors and Officers Stock Option Plan (the “Directors and Officers Option Plan”) were adopted in 1991. These Plans were terminated and replaced by the 2001 Stock Option Plan (the “2001 Option Plan”) effective September 1, 2000. Options outstanding under the Employee Option Plan and the Directors and Officers Option Plan remain in effect, but no new options may be granted under those plans.

Under the 2001 Stock Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant, except with respect to non-employee directors, who receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 10 years after the date of grant (or 5 years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

stock of the Company at the time of grant). A total of 2,975,000 shares are authorized for issuance pursuant to options granted under this Plan.

In February 2000, the Company modified its stock option plans to allow the exercise of options beyond the initial three-month allowance from the termination date of an option holder’s employment, but not to exceed 10 years, for retired employees, as defined, or any employee designated by the board of directors at its sole discretion. This right was granted to certain employees during 2002 and 2001 and resulted in a compensation charge of approximately $65,000 and $265,000, respectively, for the difference between the original exercise price of the option and the fair market value of the Company’s common stock at the date the right was granted.

Incentive and nonqualified options exercisable at April 30, 2003 are 2,125,692 and 913,180, respectively. Options available for grant at April 30, 2003, for the 2001 Plan are 783,991 shares.

Effective August 7, 1997, Logility Inc., a subsidiary of the Company, adopted the Logility, Inc. 1997 Stock Plan (Subsidiary Stock Plan). The Subsidiary Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of Logility, Inc. The Subsidiary Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1.2 million shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights (SARs), as defined, may be granted under the Subsidiary Stock Plan. The options generally vest over a four-year period. The terms of the options generally are for ten years. There have been no SARs granted to date.

A summary of the status of the Company’s stock option plans as of April 30, 2003, 2002, and 2001 and changes during the years ended on those dates is presented below:

	2003		2002		2001
Fixed options	Shares	Weighted average price	Shares	Weighted average price	Shares	Weighted average price
Outstanding at beginning of year	4,145,614	$3.31	3,768,149	$3.64	2,746,451	$3.76
Granted	905,500	2.39	837,874	1.96	1,828,400	3.65
Exercised	(71,000)	1.12	(13,800)	2.72	(125,398)	3.02
Forfeited/canceled	(61,838)	3.33	(446,609)	3.51	(681,304)	4.28

Outstanding at end of year	4,918,276	3.18	4,145,614	3.31	3,768,149	3.64

Options exercisable at year-end	3,038,872	3.34	2,035,462	3.80	1,341,932	4.10
Weighted average fair value of options granted during the year	2.10		1.39		3.36

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

The following table summarizes information about fixed stock options outstan ding at April 30, 2003:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2003	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at April 30, 2003	Weighted average exercise price
$ 0.000 – 1.688	328,750	4.7	$0.97	246,436	$0.79
1.688 – 3.375	3,207,280	6.3	2.58	1,869,188	2.61
3.375 – 5.063	989,013	6.2	3.95	578,150	3.93
5.063 – 6.750	123,983	5.4	5.56	91,536	5.58
6.750 – 8.438	183,750	4.2	7.31	168,062	7.33
8.438 – 10.125	500	4.3	8.75	500	8.75
10.125 – 11.813	15,000	4.5	11.75	15,000	11.75
11.813 – 13.500	70,000	5.0	12.75	70,000	12.75

	4,918,276	6.0	3.18	3,038,872	3.34

A summary of the status of the Subsidiary’s Stock Plan as of April 30, 2003, 2002, and 2001 and changes during the years then ended is presented below:

	2003		2002		2001
Fixed options	Shares	Weighted average price	Shares	Weighted average price	Shares	Weighted average price
Outstanding at beginning of year	781,422	$3.85	779,021	$4.37	764,089	$4.73
Granted	79,000	2.56	165,250	3.15	132,000	3.17
Exercised	(5,625)	1.69	(6,500)	2.81	(5,260)	2.75
Forfeited/canceled	(75,752)	4.78	(156,349)	5.72	(111,808)	5.53

Outstanding at April 30, 2003	779,045	3.65	781,422	3.85	779,021	4.37

Options exercisable at April 30, 2003	539,203	3.82	417,291	4.20	326,841	4.87
Weighted average fair value of options granted during the year	2.09		2.40		2.94

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

The following table summarizes information about fixed stock options outstanding at April 30, 2003 under the Subsidiary Stock Plan:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2003	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at April 30, 2003	Weighted average exercise price
$ 1.6251 – 3.2500	436,730	6.8	$2.75	307,877	$2.76
3.2501 – 4.8750	288,325	6.8	3.76	184,836	3.90
4.8751 – 8.1250	25,000	6.5	7.30	20,000	7.31
8.1251 – 11.3750	12,995	6.2	10.23	10,495	10.29
11.3751 – 13.0000	2,000	4.8	11.63	2,000	11.63
13.0001 – 14.6250	6,995	4.4	14.50	6,995	14.50
14.6251 – 16.2500	7,000	5.5	15.61	7,000	15.61

	779,045	6.8	3.65	539,203	3.82

(9)	International Revenue and Significant Customer

International revenue approximated $6.5 million or 11%, $7.4 million or 11%, and $8.5 million or 12% of consolidated revenue for the years ended April 30, 2003, 2002, and 2001, respectively, and was derived primarily from customers in Canada and Europe.

One customer accounted for approximately 11% of consolidated revenue for the years ended April 30, 2003 and 2002. Accounts receivable from this customer were $508,000 and $1,869,000 at April 30, 2003 and 2002, respectively. No individual customer accounted for more than 10% of consolidated revenue for the year ended April 30, 2001.

(10)	Commitments

Leases

The Company leases an office facility from a partnership controlled by the two Class B shareholders, under an operating lease that by its term expired December 31, 1996. An extension of that lease, on a month-to-month basis, has been approved by the board of directors. Amounts expensed under this lease for each of the years ended April 30, 2003, 2002, and 2001 approximated $300,000.

The Company leases other office facilities and equipment under various operating leases expiring through 2005. Rental expense for these leases approximated $861,000, $788,000, and $911,000 for the years ended April 30, 2003, 2002, and 2001, respectively.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2003 are as follows:

Year ending April 30:
2004	$210
2005	96
2006	8
Thereafter	—

Total minimum lease payments	$314

401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 15% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2003, 2002, or 2001.

Through December 31, 2001, the Company contributed an employer match in an amount equal to 25% of the eligible participant’s compensation contributed to the Plan subject to a maximum of 6% of compensation. The Company’s matching contributions totaled $281,492 and $404,230 for 2002 and 2001, respectively.

Effective January 1, 2002, the Company amended the 401(k) Plan to discontinue the matching contributions. The 401(k) Plan was further amended to allow the Company to make a discretionary matching contribution at a rate to be determined by the Company. No discretionary matching contributions have been made subsequent to January 1, 2002.

(11)	Contingencies

The Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the financial position or results of operations of the Company.

(12)	Segment information

The Company operates and manages its business in three segments based on software and services provided in three key product markets: (i) Collaborative Supply Chain Management, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

	2003	2002	2001
	(In thousands)
Revenue:
Enterprise resource planning	$25,741	$28,945	$37,449
Collaborative Supply Chain management	24,837	29,399	28,206
IT Consulting	8,724	6,286	5,517

Total	$59,302	$64,630	$71,172

Operating income (loss) before intersegment eliminations:
Enterprise resource planning	$2,423	$3,907	$(11,623)
Collaborative Supply Chain management	1,724	1,150	(6,910)
IT Consulting	375	91	142

Total	$4,522	$5,148	$(18,391)

Intersegment eliminations:
Enterprise resource planning	$(1,761)	$(2,346)	$(2,156)
Collaborative Supply Chain management	1,761	2,346	2,156

Total	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise resource planning	$662	$1,561	$(13,779)
Collaborative Supply Chain management	3,485	3,496	(4,754)
IT Consulting	375	91	142

Total	$4,522	$5,148	$(18,391)

Capital expenditures:
Enterprise resource planning	$177	$121	$1,107
Collaborative Supply Chain management	132	182	471
IT Consulting	2	2	4

Total	$311	$305	$1,582

Capital software:
Enterprise resource planning	$123	$302	$983
Collaborative Supply Chain management	2,855	2,986	2,966

Total	$2,978	$3,288	$3,949

Depreciation and amortization:
Enterprise resource planning	$1,298	$2,779	$5,034
Collaborative Supply Chain management	3,995	4,338	3,512
IT Consulting	1	1	1

Total	$5,294	$7,118	$8,547

Identifiable assets:
Enterprise resource planning	$50,813	$49,832	$36,710
Collaborative Supply Chain management	42,216	39,813	40,214
IT Consulting	1,311	3,830	3,983

Total	$94,340	$93,475	80,907

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

(13)    Financial Statements and Supplementary Data (Unaudited)

The following schedule represents results for each quarter in the years ended April 30, 2003 and 2002 (in thousands, except per share amounts):

	Total revenue	Operating income	Net earnings	Diluted earnings per share
Quarter ended:
July 31, 2002	$14,558	$778	$1,450	$0.06
October 31, 2002	14,790	1,156	2,026	0.09
January 31, 2003	14,934	1,001	1,661	0.07
April 30, 2003	15,020	1,587	2,449	0.11

Year ended April 30, 2003	$59,302	$4,522	$7,586	$0.33

Quarter ended:
July 31, 2001	$17,921	$1,881	$1,109	$0.05
October 31, 2001	15,426	876	1,132	0.05
January 31, 2002	14,993	1,104	1,126	0.05
April 30, 2002	16,290	1,287	15,334	0.67

Year ended April 30, 2002	$64,630	$5,148	$18,701	$0.82

(14)    Subsequent Event

On July 9, 2003, the Board of Directors declared a cash dividend of $0.06 per share for Class A and Class B common shareholders of record as of August 20, 2003 payable on September 19, 2003.

Independent Auditors’ Report

The Board of Directors and Shareholders

American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended April 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective May 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    KPMG LLP

Atlanta, Georgia

June 6, 2003, except as to note 14, which is as of July 9, 2003

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                   FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

Name	Age	Position
James C. Edenfield	68	President, Chief Executive Officer, Treasurer and Director; Chairman of the Board of Directors of Logility, Inc.
Thomas L. Newberry	70	Chairman of the Board of Directors
J. Michael Edenfield	45	Director, Executive Vice President; President and Director of Logility, Inc.
David H. Gambrell	73	Director
Dennis Hogue	50	Director
John J. Jarvis	61	Director
James B. Miller Jr	63	Director
Thomas L. Newberry, V	36	Director
Jeffrey W. Coombs	51	Executive Vice President of American Software USA, Inc.
Vincent C. Klinges	40	Chief Financial Officer
James R. McGuone	56	Secretary

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

Mr. Hogue became Chief Executive Officer of Datatrac Corporation in July 2003. Datatrac is a software developer and wireless communications provider for the expedited delivery industry. Previously, he served as Chief Executive Officer and President of Mercari Technologies from April 2002 to June 2003. Prior to joining Mercari Technologies, he served as Chief Executive Officer of Global Food Exchange from January 2001 to March 2002. Prior to joining Global Food Exchange, Mr. Hogue served as President and Chief Executive Officer of E3. Mr. Hogue served as Vice President of Sales of that company from November 1996 until April 1997 and President of North America for E3 from April 1997 to December 1999. He earned a Bachelor of Science degree in Psychology from Florida State University in 1974.

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

Based upon a review by the Company of filings made under Section 16(a) of the Exchange Act and representations from its directors and officers, all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with, except that the Company inadvertently filed on behalf of its outside directors the report of the October 31, 2002 stock option grants eight days after they were required to be filed.

ITEM 11.    EXECUTIVE COMPENSATION

This information is set forth under the caption “Certain Information Regarding Executive Officers and Directors” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Logility, Inc. and Certain Transactions

On October 10, 1997, we completed an initial public offering of 2,200,000 shares of common stock in our subsidiary, Logility, Inc. (“Logility”). Prior to that time, Logility was a wholly-owned subsidiary of ours, operating as the supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, American Software and Logility entered into a number of agreements for the purpose of defining certain relationships between the parties (the “Intercompany Agreements” ). The more significant of the Intercompany Agreements are summarized below. As a result of our ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation. Management of the Company believes, however, that the fees for the various services provided would not exceed fees that would be paid if such services were provided for independent third parties.

Services Agreement

American Software and Logility have entered into a Services Agreement (the “Services Agreement”) with respect to certain services to be provided by us (or our subsidiaries) to Logility. The Services Agreement provides that such services are provided in exchange for fees equivalent to fees that would be paid if such services were provided by independent third parties. The services provided by us to Logility under the Services Agreement include, among other things, certain accounting, audit, cash management, corporate development, employee benefit plan administration, human resources and compensation, general and administration services, and risk management and tax services. In addition to these services, we have agreed to allow eligible employees of Logility to participate in certain employee benefit plans. Logility has agreed to reimburse us for costs (including any contributions and premium costs and including third-party expenses and allocations of certain personnel expenses), generally in accordance with past practice, relating to the participation by Logility’s employees in any of our benefit plans.

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term by giving proper notice. Logility will indemnify us against any damages that we may incur in connection with our performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with our rendering of services under the Services Agreement. For the fiscal years 2003 and 2002 the services related to this agreement were valued at $1.2 million and $1.7 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities owned or leased by us (or our subsidiaries).

The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated by Logility for any reason with respect to any particular facility upon thirty days’ written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years 2003 and 2002 the services related to this agreement were valued at $469,000 and $509,000, respectively. Included in these costs are lease expense, utilities expense, telephone expense, and security expense.

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

Technology License Agreement

American Software and Logility have entered into a Technology License Agreement (the “Technology License Agreement”) pursuant to which Logility has granted us a non-exclusive, worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Voyager Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from us. Pursuant to the Technology License Agreement, American Software and Logility are required to disclose to one another any and all enhancements and improvements which they may make or acquire in relation to a Logility Voyager Solutions product, subject to confidentiality requirements imposed by third parties. The term of the Technology License Agreement is indefinite, although Logility may terminate the Technology License Agreement for cause, and we may terminate the Technology License Agreement at any time upon sixty (60) days’ prior written notice to Logility. Upon termination of the Technology License Agreement, all rights to Logility Voyager Solutions products licensed by Logility to American Software revert to Logility, while all rights to enhancements and improvements made by American Software to Logility Voyager Solutions products revert to us.

Marketing License Agreement

American Software USA, Inc. (“USA”), a wholly-owned subsidiary of American Software, and Logility have entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA has agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% of the net license revenue collected by Logility under license agreements for the Logility Voyager Solutions product line with certain end-users who are also licensees of software products of American Software which are secured and forwarded to Logility by USA and accepted by Logility. The Marketing License Agreement has a one-year term ending August 1, 2003, although either party may terminate the Marketing License Agreement at any time for its own convenience upon written notice to the other party. For the fiscal years 2003 and 2002 the services related to this agreement and a predecessor agreement were valued at $102,000 and $107,000, respectively.

Item 14.    CONTROLS AND PROCEDURES

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

Item 15.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is set forth under the caption “Independent Auditors—Audit Fees and All Other Fees” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 16.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report.

1.	Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Page
Report of Independent Auditors Report	90
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2003	91

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	The Company’s Amended and Restated Articles of Incorporation, and amendments thereto. (1)

3.2	The Company’s Amended and Restated By-Laws dated November 13, 1989. (2)

10.1	Amended and Restated 1991 Employee Stock Option Plan dated February 14, 2000. (3)

10.2	Amended and Restated Directors and Officers Stock Option Plan effective August 26, 1999. (4)

10.3	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement. (5)

10.4	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement. (6)

10.5	Lease Agreement dated December 15, 1981, between Company and Newfield Associates. (7)

10.6	Amendment dated January 14, 1983, to Lease Agreement between the Company and Newfield Associates. (7)

10.7	Subsidiary Formation Agreement entered into among the Company, Logility, Inc., and certain subsidiaries of the Company, as amended, dated January 23, 1997. (8)

10.8	Services Agreement between the Company and Logility, Inc., dated August 1, 1997. (8)

10.9	Facilities Agreement between the Company and Logility, Inc., dated August 1, 1997. (8)

10.10	Tax Sharing Agreement between the Company and Logility, Inc., dated January 23, 1997. (8)

10.11	Stock Option Agreement between the Company and Logility, Inc., dated August 1, 1997. (8)

10.12	Technology License Agreement between the Company and Logility, Inc., as amended, dated August 1, 1997. (8)

10.13	Marketing License Agreement between USA and Logility, Inc., as amended, dated August 1, 2002. (9)

10.14	The Company’s Employee Stock Purchase Plan dated September 30, 1998. (10)

10.15	Logility, Inc.’s Amended and Restated 1997 Stock Plan dated August 26, 1998. (11)

10.16	Logility, Inc.’s Employee Stock Purchase Plan dated September 30, 1998. (11)

10.17	Split-Dollar Agreement between the Company and the J&N Edenfield Trust, dated November 30, 1999. (12)

10.18	The Company’s 2001 Stock Option Plan. (13)

10.19	The Company’s Dividend Reinvestment and Stock Purchase Plan. (14)

21.1	List of Subsidiaries.

23.1	Independent Auditors’ Consent.

99.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 1990.
(3)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2000.
(4)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-86141 filed on Form S-8 on August 30, 1999.
(5)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.
(6)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2002.
(7)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 2-81444 filed on Form S-1 on January 21, 1983.
(8)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1998.
(9)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 2002.
(10)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-67533 filed on Form S-8 on November 19, 1998.
(11)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1999.
(12)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2000.
(13)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-98513 filed on form S-8 on August 22, 2002.
(14)	Incorporated by reference herein. Filed by the Company as the Prospectus within its Registration Statement No. 33-79640 filed on Form S-3 on June 1, 1994, as amended by Post-Effective Amendment No. 1 filed December 13, 2001.

(b)    Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of the recently completed fiscal year.

Independent Auditors’ Report

The Board of Directors and Shareholders

American Software, Inc.:

Under date of June 6, 2003, except as to note 14, which is as of July 9, 2003, we reported on the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended April 30, 2003, which are included in the April 30, 2003 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Atlanta, Georgia

June 6, 2003, except as to note 14, which is as of July 9, 2003.

SCHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2003, 2002, and 2001

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Additions charged to expense	Other Additions	Deductions (1)	Balance at end of year
April 30, 2003	$906	414	—	532	788
April 30, 2002	1,656	503	—	1,253	906
April 30, 2001	1,739	1,274	—	1,357	1,656

(1)	Write-offs of accounts receivable, net of recoveries.

Deferred Income Tax Valuation Allowance

Year ended:	Balance at beginning of year	Additions charged to expense	Other additions	Deductions	Balance at end of year
April 30, 2003	$9,183	—	—	2,692	6,491
April 30, 2002	14,198	—	—	5,015	9,183
April 30, 2001	6,527	7,671	—	—	14,198

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SOFTWARE, INC.

By:	/s/ JAMES C. EDENFIELD
James C. Edenfield President, Chief Executive Officer, Treasurer and Director

Date: July 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JAMES C. EDENFIELD James C. Edenfield	President, Chief Executive Officer, Treasurer and Director	July 24, 2003

/s/ THOMAS L. NEWBERRY Thomas L. Newberry	Chairman of the Board of Directors	July 24, 2003

/s/ J. MICHAEL EDENFIELD J. Michael Edenfield	Director, Executive Vice President	July 24, 2003

/s/ David H. Gambrell David H. Gambrell	Director	July 24, 2003

/s/ DENNIS HOGUE Dennis Hogue	Director	July 24, 2003

/s/ JOHN J. JARVIS John J. Jarvis	Director	July 24, 2003

/s/ THOMAS L. NEWBERRY, V. Thomas L. Newberry, V.	Director	July 24, 2003

/s/ JAMES B. MILLER, JR. James B. Miller, Jr.	Director	July 24, 2003

/s/ VINCENT C. KLINGES Vincent C. Klinges	Chief Financial Officer	July 22, 2003

/s/ DEIRDRE J. LAVENDER Deirdre J. Lavender	Controller and Principal Accounting Officer	July 22, 2003

CERTIFICATION

I, James C. Edenfield, certify that:

1. I have reviewed this annual report on Form 10-K of American Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 22, 2003	By:	/s/ JAMES C. EDENFIELD
James C. Edenfield Chief Executive Officer

CERTIFICATION (continued)

I, Vincent C. Klinges, certify that:

1. I have reviewed this annual report on Form 10-K of American Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 22, 2003	By:	/s/ VINCENT C. KLINGES Vincent C. Klinges Chief Financial Officer