Form 10-Q
period 2003-07-31
AMERICAN SOFTWARE INC
filed 2003-09-12
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at September 10, 2003
Class A Common Stock, $.10 par value	18,617,388 Shares

Class B Common Stock, $.10 par value	3,842,289 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2003

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except share data)

(Unaudited)

	July 31, 2003	April 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$33,942	$30,724
Investments - current	28,067	29,017
Trade accounts receivable, less allowance for doubtful accounts of $852 at July 31, 2003 and $788 at April 30, 2003:
Billed	6,630	6,736
Unbilled	2,864	3,884
Prepaid expenses and other current assets	600	1,035

Total current assets	72,103	71,396
Investments – noncurrent	721	836
Property and equipment, less accumulated depreciation and amortization	8,497	8,918
Capitalized computer software development costs, less accumulated amortization	7,171	7,271
Goodwill	4,474	4,346
Other assets, net	1,624	1,573

	$94,590	$94,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$635	$412
Accrued compensation and related costs	1,947	2,761
Dividend payable	1,351	—
Other current liabilities	2,576	3,807
Deferred revenue	10,493	10,180

Total current liabilities	17,002	17,160
Minority interest	4,179	4,202
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares;
Issued 22,339,573 shares at July 31, 2003 and 21,959,600 shares at April 30, 2003	2,234	2,196
Class B, $.10 par value. Authorized 10,000,000 shares;
Issued and outstanding 3,842,289 shares at July 31, 2003 and April 30, 2003; convertible into Class A shares on a one-for-one basis	384	384
Additional paid-in capital	67,730	67,001
Accumulated other comprehensive income	236	236
Retained earnings	22,649	22,872
Class A treasury stock, at cost, 3,661,185 shares at July 31, 2003 and 3,636,185 shares at April 30, 2003	(19,824)	(19,711)

Total shareholders’ equity	73,409	72,978

	$94,590	$94,340

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended July 31,
	2003	2002
Revenues:
License fees	$2,640	$2,959
Services	5,846	6,505
Maintenance	4,604	5,094

Total revenues	13,090	14,558

Cost of revenues:
License fees	1,032	1,026
Services	3,993	4,554
Maintenance	1,245	1,399

Total cost of revenues	6,270	6,979

Gross Margin	6,820	7,579

Operating expenses:
Research and development costs	2,000	2,249
Less: Capitalized computer software development costs	(833)	(809)
Sales and marketing	2,976	3,001
General and administrative	2,169	2,232
Provision for doubtful accounts	88	128

Total operating expenses	6,400	6,801

Operating income	420	778

Other income (expense):
Interest income	293	349
Gain/(loss) on investments and other	465	(158)
Minority interest	(50)	19

Income from continuing operations before income taxes	1,128	988

Income taxes	—	—

Income from continuing operations	1,128	988
Discontinued Operations:
Gain on sale of discontinued segment	—	462

Net earnings	$1,128	$1,450

Net earnings per common share:
Basic:
Continuing Operations	$0.05	$0.04
Discontinued Operations	—	0.02

	$0.05	$0.06

Diluted:
Continuing Operations	$0.05	$0.04
Discontinued Operations	—	0.02

	$0.05	$0.06

Shares used in the calculation of net earnings per common share:
Basic	22,346	22,625

Diluted	24,291	23,475

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended July 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$1,128	$1,450
Income from discontinued operations	—	462

Income from continuing operations	1,128	988

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,380	1,345
Minority interest	50	(19)
Provision for doubtful accounts	88	128
Net loss (gain) on investments	(222)	365
Change in operating assets and liabilities:
Purchases of trading securities	(1,766)	(1,684)
Proceeds from sales of trading securities	56	2,754
Proceeds from maturities of trading securities	3,025	—
Accounts receivable	1,038	1,092
Prepaid expenses and other assets	384	477
Accounts payable and other accrued liabilities	(1,822)	(2,590)
Deferred revenue	313	(139)

Net cash provided by continuing operations	3,652	2,717
Income from discontinued operations	—	462

Net cash provided by operating activities	3,652	3,179

Cash flows from investing activities:
Capitialized software development costs	(833)	(809)
Purchases of property and equipment	(26)	(124)
Purchased software costs	—	(7)
Purchases of investments	(27,658)	(28,739)
Maturities of investments	27,630	27,302
Purchases of common stock by subsidiary	(128)	(49)

Net cash used in investing activities	(1,015)	(2,426)

Cash flows from financing activities:
Repurchase of common stock	(113)	(576)
Proceeds from exercise of stock options	693	21
Proceeds from Shareholder Stock Purchase Plan	1	5

Net cash provided by (used in) financing activities	581	(550)

Net increase in cash and cash equivalents	3,218	203
Cash and cash equivalents at beginning of period	30,724	31,429

Cash and cash equivalents at end of period	$33,942	$31,632

Supplemental disclosures of cash paid during the period for:
Income taxes	$57	$14

Interest	$—	$—

Supplemental disclosures of noncash operating, investing, and financing activities:
Accrued dividend payable	$1,351	$—

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2003

A.	Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. You should review these financial statements in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We bill under both time and materials and fixed fee arrangements and recognize revenues as we perform the services. We classify the reimbursements that we receive for travel and other out-of-pocket expenses incurred in connection with consulting, implementation, and training services as revenue in our statement of operations.

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

July 31, 2003

delivery of the software to the end-user assuming all other conditions of SOP 97-2 and SOP 98-9 are met.

Deferred Revenue. Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenue is recognized.

D.	Major Customer

One customer accounted for 12% of our total revenues in the quarter ended July 31, 2003, and one customer accounted for 14% of our total revenues during the quarter ended July 31, 2002.

E.	Sale of Wholly-Owned Subsidiary

On February 5, 2002, we sold our wholly-owned subsidiary, AmQUEST, Inc., to Infocrossing, Inc. We have reclassified the results of operations of AmQUEST, Inc. as discontinued operations in our condensed consolidated statements of operations for all periods presented. For the quarter ended July 31, 2002, we recorded a gain of $462,000 on the sale of our subsidiary, AmQUEST, due to the partial reduction of a remaining contingent liability.

F.	Declaration of Dividend Payable

On July 9, 2003, our Board of Directors initiated a dividend policy and declared an initial quarterly cash dividend of $0.06 per share of American Software common stock. The first cash dividend is payable on September 19, 2003 to both Class A and Class B shareholders of record at the close of business on August 20, 2003.

G.	Net Earnings Per Common Share

We compute basic net earnings per common share available to common shareholders based on the weighted-average number of Class A and B common shares outstanding, since we consider the two classes of common stock as one class for purposes of the per share computation. We base diluted net earnings per common share available to common shareholders on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

We use the same numerator in calculating both basic and diluted net earnings per common share for a given period. We base the denominator on the number of common shares as shown in the following table:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

July 31, 2003

	Three Months Ended July 31,
	2003	2002
	(in thousands)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	18,504	18,543
Class B Shares	3,842	4,082

Basic weighted average common shares outstanding	22,346	22,625

Dilutive effect of outstanding Class A common stock options outstanding	1,945	850

Total	24,291	23,475

Net earnings	$1,128	$1,450

Net earnings per common share:
Basic	$0.05	$0.06

Diluted	$0.05	$0.06

For the three months ended July 31, 2003, we excluded from the computation of diluted earnings per share options to purchase 401,152 shares of common stock, and for the three months ended July 31, 2002, we excluded from that computation options to purchase 1,408,999 shares of common stock. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of July 31, 2003, we had a total of 4,503,839 options outstanding and as of July 31, 2002 we had a total of 4,754,628 options outstanding.

H.	Stock Compensation Plans

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized for our stock option plans.

The following table illustrates the effect on net earnings if the fair-value-based method had been applied in each period:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

July 31, 2003

	Three months ended July 31
	2003	2002
	(In thousands, except per share data)
Net earnings as reported	$1,128	$1,450
Less total stock-based compensation expense determined under fair value based method for all awards	(369)	(1,138)

Pro forma net earnings	$759	$312

Basic earnings per share:
As reported	$0.05	$0.06
Pro forma	$0.03	$0.01

Diluted earnings per share:
As reported	$0.05	$0.06
Pro forma	$0.03	$0.01

I.	Industry Segments

We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Collaborative Supply Chain Management, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our subsidiary Logility, Inc. In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2003 and July 31, 2002:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

July 31, 2003

	Three Months Ended July 31,
	2003	2002
Revenues:
Enterprise resource planning	$5,936	$7,061
Collaborative Supply Chain management	5,362	5,821
IT Consulting	1,792	1,676

	$13,090	$14,558

Operating income (loss) before intersegment eliminations:
Enterprise resource planning	$24	$1,030
Collaborative Supply Chain management	324	(279)
IT Consulting	72	27

	$420	$778

Intersegment eliminations:
Enterprise resource planning	$(401)	$(494)
Collaborative Supply Chain management	401	494
IT Consulting	—	—

	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise resource planning	$(377)	$536
Collaborative Supply Chain management	725	215
IT Consulting	72	27

	$420	$778

Capital expenditures:
Enterprise resource planning	$21	$104
Collaborative Supply Chain management	5	20
IT Consulting	—	—

	$26	$124

Capitalized software:
Enterprise resource planning	$31	$41
Collaborative Supply Chain management	802	768
IT Consulting	—	—

	$833	$809

Depreciation and amortization:
Enterprise resource planning	$354	$328
Collaborative Supply Chain management	1,026	1,016
IT Consulting	—	1

	$1,380	$1,345

	July 31, 2003	April 30, 2003
Identifiable assets:
Enterprise resource planning	$52,786	$51,527
Collaborative Supply Chain management	40,614	41,502
IT Consulting	1,190	1,311

	$94,590	$94,340

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

July 31, 2003

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

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either party elects not to renew. The Services Agreement has been renewed annually since the initial term. Logility will indemnify us against any damages that we may incur in connection with our performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with our rendering of services under the Services Agreement. The parties valued the services related to this agreement at $289,000 for the three months ended July 31, 2003, and $327,000 for the three months ended July 31, 2002.

Facilities Agreement

In 1997, American Software and Logility entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities we own or lease. The Facilities Agreement had an initial term of two years and is renewed automatically for successive one-year terms unless either party elects not to renew. The Facilities Agreement has been renewed annually since the initial term. Either party may terminate the Facilities Agreement for any reason with respect to any particular facility upon 90 days written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

July 31, 2003

Software and a landlord with respect to any facility leased by American Software and is subject to the disposition by American Software of any facility that it owns. The parties valued the services related to this agreement at $116,000 for the three months ended July 31, 2003, and $129,000 for the three months ended July 31, 2002. Included in these costs are lease expense, utilities expense, telephone expense, and security expenses.

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

Technology License Agreement

In 1997, American Software and Logility entered into a Technology License Agreement (the “Technology License Agreement”) pursuant to which Logility granted us a non-exclusive, worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Voyager Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from us. Pursuant to the Technology License Agreement, American Software and Logility disclose to one another any enhancements and improvements that they may make or acquire in relation to a Logility Voyager Solutions product, subject to third-party confidentiality requirements. The term of the Technology License Agreement is indefinite, although Logility may terminate the Technology License Agreement for cause, and we may terminate the Technology License Agreement at any time upon 60 days’ prior written notice to Logility. Upon termination of the Technology License Agreement, all rights to Logility Voyager Solutions products that Logility licenses to American Software revert to Logility, while all rights to enhancements and improvements we make to Logility Voyager Solutions products revert to us.

Marketing License Agreement

Effective August 1, 2002, American Software USA, Inc. (“USA”), our wholly owned subsidiary, and Logility entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to Logility’s product line. The Marketing License Agreement provided for the payment to USA of a commission equal to 30% of the net license revenue collected by Logility under license agreements for Logility products with certain end-users who are also licensees of software products of American Software. This agreement replaced a similar agreement executed by the parties in

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

July 31, 2003

1997. The Marketing License Agreement expired July 31, 2003 and has not been extended. USA received no payments under the Marketing License Agreement for the three months ended July 31, 2003. The parties valued the services related to the Marketing License Agreement at $40,000 for the three months ended July 31, 2002.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2004”and “fiscal 2003” refer to our fiscal years ended April 30, 2004 and 2003, respectively.

OVERVIEW

We develop, market, and support Internet commerce, enterprise resource planning (ERP) and integrated supply chain management solutions. Our product line encompasses integrated business applications such as demand forecasting, logistics planning, warehouse management, order management, financials, manufacturing, and transportation solutions. We offer professional services to our customers in support of our products and third-party products. These services include project management, implementation, product education, technical consulting, programming, system integration and maintenance and support. We make sales through a dedicated sales force and through relationships with third-party vendors and service providers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

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

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the present value of estimated future cash flows, we write down the asset to the net realizable value for software or the estimated fair value for other long-lived and intangible assets. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate that we determine to be commensurate with the risks inherent in our current business model. In determining expected future cash flows, we group assets at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. We estimate cash flows using appropriate and customary assumptions and projections.

Income taxes. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carryforwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. Due to our history of net losses, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable net deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the deferred tax asset. Upon reaching such a conclusion, we would reduce the valuation allowance and recognize the deferred tax asset. We have generated taxable income in 2003 and 2002, and if our operating results for 2004 indicate the generation of additional taxable income, we may reduce the valuation allowance in the third or fourth quarter of 2004.

COMPARISON OF RESULTS OF OPERATIONS

Comparison of Results. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2003 and 2002:

	Percentage of Total Revenues		Pct. Change in Dollars
	2003	2002	2003 vs 2002
Revenues:
License fees	20%	20%	(11)%
Services	45	45	(10)
Maintenance	35	35	(10)

Total revenues	100	100	(10)

Cost of revenues:
License fees	8	7	1
Services	30	31	(12)
Maintenance	10	10	(11)

Total cost of revenues	48	48	(10)

Gross margin	52	52	(10)
Operating expenses:
Research and development	15	15	(11)
Less: Capitalized computer software development development costs	(6)	(6)	3
Sales and marketing	23	21	(1)
General and administrative	17	15	(3)
Provision for doubtful accounts	—	1	(31)

Total operating expenses	49	47	(6)

Operating income	3	5	(46)

Other income (expense):
Interest income	2	2	(16)
Gain/(loss) on investments and other	5	(1)	nm
Minority interest	(1)	1	nm

Income from continuing operations before income taxes	9	7	14
Income taxes	—	—	—

Income from continuing operations	9	7	14
Discontinued operations:
Gain on sale of discontinued segment	—	3	nm

Net earnings	9%	10%	(22)%

nm – not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002

REVENUES

For the quarter ended July 31, 2003, revenues totaled $13.1 million, down 10% from $14.6 million in the corresponding quarter a year ago. This decrease was due to decreases in license fee, services, and maintenance revenues. International revenues represented approximately 7% of total revenues in the quarter ended July 31, 2003, compared to 10% for the quarter ended July 31, 2002. This decrease was due primarily to decreased international license fees. One customer accounted for 12% of our total revenues in the quarter ended July 31, 2003, and one customer accounted for 14% of our total revenues during the quarter ended July 31, 2002.

License Fees

Software license fee revenues decreased 11% to $2.6 million in the quarter ended July 31, 2003 from $3.0 million in the corresponding quarter a year ago. This decrease was due primarily to lower sales of Supply Chain Management software, which resulted primarily from continued slow economic conditions that have adversely affected capital spending. License fee revenues from Logility decreased 36% to $1.1 million and constituted 42% of total license fee revenues for the three month period ended July 31, 2003, compared to $1.7 million for the same prior year period, which comprised 59% of total license fee revenues. The direct sales channel provided approximately 92% of license fee revenues for the quarter ended July 31, 2003, compared to approximately 93% in the comparable quarter a year ago. For the quarter ended July 31, 2003, our margins after commissions on direct sales were approximately 80% and our margins after commissions on indirect sales were approximately 99%.

Services

Services revenues, which consist primarily of consulting, implementation, and training, decreased 10% to $5.8 million from $6.5 million in the prior year quarter. This decrease was primarily a result of a reduction in consulting and implementation projects from our ERP segment, as a result of lower license fees in prior periods. This was partially offset by increased services revenues from our supply chain and IT consulting groups. Services revenues from Logility increased 5% to $1.5 million, due primarily to software implementation services related to increased license fees in recent periods, and constituted 25% of total service revenues for the period ended July 31, 2003, compared to $1.4 million for the same prior year period, which comprised 21% of total services revenues.

Maintenance

Maintenance revenues decreased 10% to $4.6 million from $5.1 million for the same prior year period.

The decrease was due primarily to the slowdown in new software licenses in recent periods and the non-renewal of certain customer maintenance contracts primarily in the ERP area. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers. Maintenance revenues from Logility increased 4% to $2.8 million and comprised 61% of total maintenance revenues for the current quarter, compared to 53% for the prior year quarter.

GROSS MARGIN

Total gross margin in the quarter ended July 31, 2003 was 52% of total revenues, unchanged from a year ago. Gross margin on license fees decreased to 61% for the current quarter compared to 65% for the same quarter in the prior period, due primarily to lower license fee revenues. Services gross margin increased to 32% compared to 30% in the prior year period. This increase was due primarily to restructuring costs taken by Logility in the prior year period. Maintenance gross margin was 73% in the current quarter, unchanged from the same period one year ago.

EXPENSES

Research and Development

Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted):
	July 31, 2003	Percent Change	July 31, 2002
Gross product research and development costs	$2,000	(11)%	$2,249
Percentage of total revenues	15%		15%
Less: capitalized computer software development costs	$(833)	3%	$(809)
Percentage of gross product dev. costs	42%		36%

Product development expenses	$1,167	(19)%	$1,440
Percentage of total revenues	9%		10%

Gross product research and development costs decreased 11% in the quarter ended July 31, 2003, compared to the prior year quarter. This was a result of cost containment and restructuring efforts in response to lower license fees, as well as the reallocation of some R&D resources to customer support. Capitalized computer software development costs increased 3% for the quarter ended July 31, 2003 compared to the prior year primarily due to the shift of several projects from the research phase to the development phase. The rate of capitalized computer software development costs increased to 42% from 36% in the prior year quarter, due primarily to reduced gross product development costs and the shift of several projects from the research phase to the development phase. Product development expenses, as a percentage of total revenues, decreased to 9% for the current year quarter, compared to 10% for the prior year quarter, due primarily to reduced gross product development costs.

Sales and Marketing

Sales and marketing expenses for the quarter ended July 31, 2003 were $3.0 million, unchanged from the same period a year ago. As a percentage of total revenues, sales and marketing expenses were 23% for the quarter ended July 31, 2003, up from 21% for the same period a year ago. This increase was due to lower levels of total revenues in the current quarter.

General and Administrative

General and administrative expenses decreased 3% to $2.2 million for the quarter ended July 31, 2003 compared to $2.2 million for the same period last year. This decrease was primarily due to a reduction in headcount and the related administrative costs. For the three months ended July 31, 2003, the average number of employees was approximately 288 compared to approximately 317 for the three months ended July 31, 2002. As a percentage of total revenues, general and administrative expenses were 17% for the quarter ended July 31, 2003 compared to 15% for the quarter ended July 31, 2002. This increase was due to lower levels of total revenues in the current quarter.

Provision for Doubtful Accounts

For the quarter ended July 31, 2003, we recognized a provision for doubtful accounts of $88,000, which represents a decrease of 31% over the charge of $128,000 taken in the prior year quarter.

OTHER INCOME/MINORITY INTEREST

Other income is comprised of interest and dividend income, rental income, realized and unrealized gains and losses from investments and minority interest in subsidiaries’ earnings (loss). Other income, excluding minority interest, increased to $758,000 in the quarter ended July 31, 2003 compared to $191,000 for the same period a year ago, resulting primarily from unrealized gains on investments in the current quarter. Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Minority interest reduced income by $50,000 in the quarter ended July 31, 2003, compared to an increase in income of $19,000 for the same period a year ago, due to net income from Logility in the current quarter, versus a net loss in the same period a year ago.

INCOME TAXES

For the quarter ended July 31, 2003, as well as the quarter ended July 31, 2002, we did not record any income taxes as a result of our cumulative net operating losses in prior periods.

DISCONTINUED OPERATIONS

For the quarter ended July 31, 2002, we recorded a gain of $462,000 on the sale of our subsidiary, AmQUEST, due to the partial reduction of a remaining contingent liability.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the quarter ended July 31, 2003 and July 31, 2002. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

	Three Months Ended July 31 ($000’s omitted):
	2003	2002
Net cash provided by continuing operations	$3,652	$2,717
Net cash provided by discontinued operations	—	462

Net cash provided by operating activities	3,652	3,179
Net cash used in investing activities	(1,015)	(2,426)
Net cash provided by (used in) financing activities	581	(550)

Net increase in cash and cash equivalents	$3,218	$203

We fund our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash provided by operating activities generally reflect the changes in net earnings and non-cash operating items, plus the effect of changes in operating assets and liabilities, such as trading securities, trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue.

Our operating activities provided cash of approximately $3.7 million in the quarter ended July 31, 2003, and provided cash of approximately $3.2 million in the same period last year. Cash flows from operations were composed primarily of depreciation and amortization of $1.4 million, net changes in trading securities of $1.1 million, net earnings of $1.1 million, decrease in accounts receivable of $1.0 million, and increase in deferred revenue of $313,000. These were partially offset by a decrease in accounts payable and other accrued liabilities of $1.8 million.

Cash used in investing activities was approximately $1.0 million for the three months ended July 31, 2003, and approximately $2.4 million in the same period of the prior year. Cash used in investing activities was composed of capitalized software development costs of $833,000, purchases of Logility common stock of $128,000, and purchases of fixed assets of $26,000. This was partially offset by net changes in Logility investments of $28,000.

Cash provided by (used in) financing activities was approximately $581,000 for the quarter ended July 31, 2003, and approximately ($550,000) for the quarter ended July 31, 2002. Cash provided by financing activities for the current period was primarily composed of proceeds from the exercise of stock options of $693,000, partially offset by repurchases of treasury stock of $113,000.

Days Sales Outstanding in accounts receivable was 71 days as of July 31, 2003, compared to 69 days at July 31, 2002.

At July 31, 2003, our current ratio was 4.2 to 1 and cash and investments totaled 66% of total assets. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the current economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or substantial interest expense.

On July 9, 2003, our Board of Directors initiated a dividend policy and declared an initial quarterly cash dividend of $0.06 per share of American Software common stock. The first cash dividend is payable on September 19, 2003 to both Class A and Class B shareholders of record at the close of business on August 20, 2003.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 22, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For these repurchase plans, as of September 10, 2003, we have repurchased approximately 2.4 million shares of common stock at a cost of approximately $8.2 million. In the first quarter of fiscal 2004, we purchased a total of 25,000 shares at a total cost of approximately $112,500, for an average price of $4.50 per share.

On December 15, 1997, Logility’s Board of Directors approved a resolution authorizing it to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For all repurchase plans, as of September 10, 2003, Logility had repurchased a cumulative total of approximately 798,000 shares at a total cost of $5.0 million. In the first quarter of fiscal 2004, Logility purchased a total of 29,200 shares at a total cost of approximately $128,500, for an average price of $4.40 per share.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or the normal operation of a long-lived asset, except for certain obligation of leases. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on our financial statements.

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS

123 to require prominent disclosures in both annual and interim financial statements. We adopted SFAS 148 for our fiscal year ended April 30, 2003 and the required disclosures are presented in our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

In the quarter ended July 31, 2003, we generated 7% of our revenues outside the United States. Our foreign subsidiaries are usually the source of our international sales, which typically are denominated in U.S. Dollars, British Pounds Sterling or Euros. However, the expense our foreign subsidiaries incur is denominated in the local currencies. The effect of foreign exchange rate fluctuations on us during the quarter ended July 31, 2003 was not material. We have not engaged in any hedging activities.

Interest rates

We manage our interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value and carrying value of our securities at July 31, 2003 were both approximately $59.2 million.

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

Company’s disclosure controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

(a) Exhibits:

Exhibit 31. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32. Section 1350 Certifications

(b) The following report on Form 8-K was filed during the quarter ended July 31, 2003:

1.	Report on Form 8-K dated June 2, 2003.
2.	Report on Form 8-K dated July 9, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: September 12, 2003	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: September 12, 2003	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer

Date: September 12, 2003	By:	/s/ Deirdre J. Lavender
Deirdre J. Lavender Controller and Principal Accounting Officer