Form 10-K/A
period 2003-04-30
AMERICAN SOFTWARE INC
filed 2003-12-09
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Class A Common Shares, $.10 Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. Yes ☐ No ☒

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K/A

1.	2003 Proxy Statement into Part III.

2.	Form S-1 Registration Statement No. 2-81444 into Part IV.

3.	Form S-3 Registration Statement No. 33-79640 into Part IV.

4.	Form S-8 Registration Statement Nos. 333-55214, 333-67533, 333-86141 and 333-98513 into Part IV.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the registrant’s Annual Report on Form 10-K is being filed to amend certain of the information presented under the headings “Selected Consolidated Financial Data” in Part II, Item 6; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7; “Financial Statements and Supplementary Data” in Part II, Item 8; and “Exhibits, Financial Statement Schedules, and Reports on Form 8-K” in Part IV, Item 14. This Amendment also is being filed to amend certain footnotes to the Consolidated Financial Statements of the registrant included in the Annual Report on Form 10-K, as well as to file updated certification exhibits.

American Software Inc.

ANNUAL REPORT ON FORM 10-K/A

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

Although we believe that the goals, plans, expectations, and prospects reflected by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, undetected software errors, and risks associated with market acceptance of our products and services as well as a number of other risk factors that could affect our future performance. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Factors Affecting Future Performance” in Item 7 of this Form 10-K/A as well as the cautionary statements and other factors that we discuss in other sections of this Form 10-K/A.

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

• Incorporates any Open Data Base Connectivity (ODBC)-compliant data source for an accurate view of key business conditions

Module	Features
Demand Chain Planning
Life Cycle Planning	• Plans each phase of a product’s life cycle from introduction, maturity, replacement, substitution and retirement
• Flexible demand profile definition
• Self-correcting model management automatically re-forecasts based on point of sale (POS) data
• Exception-based management alerts users to key business conditions
Demand Planning	• Item and group forecasting
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
• Plant-level scheduling
• Supports activity-based costing
• Optimizes actual costs of sourcing decisions
• Interactive simulation
• Real-time, in memory model
• Distributed and remote visual capacity planning

Module	Features
• Remote and collaborative manufacturing
Supply Planning	• Comprehensive constraint-based management of sourcing process
• Supports business goals such as profit maximization or cost minimization
• Provides available-to-promise (ATP), capable-to-promise (CTP) and profitable-to-promise (PTP) methodologies
• Exception-based management of supply chain conditions
Replenishment Planning	• Supports continuous replenishment strategies
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

Customers

We primarily target businesses in the apparel, consumer-packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. During fiscal 2003, one customer accounted for 11% of our total revenues. A sample of companies that have purchased one or more of our products or services is as follows:

Consumer Packaged Goods	Chemicals, Oil & Gas, Pharmaceuticals	Manufacturing and Others
Ashley Furniture	ALZA Corporation	Appleton Paper
Aurora Foods	Beyschlag Centralab Component	Cintas
Bausch & Lomb	BOC Distribution Services	Corning Cable Systems
Bell Sports	CITGO Petroleum Corporation	Crown Crafts, Inc.
Boots The Chemists	Eastman Chemical Company	Dal-Tile Corporation
Canandaigua Wine Company	Gulf Petrochemical	IBM/Synertech
Coca-Cola Company	IMC Global	Koch Industries
Columbia Sportswear Company	Kaiser Foundation	Magneti Marelli
ConAgra, Inc.	Nordic Synthesis AB	Mercury Marine
Elizabeth Arden Inc.	Noxpro St. Gobain	Mohawk Industries
Haggar Clothing Company	PDVSA	Mohawk Paper
Haverty Furniture Company	Pfizer, Inc.	Peugeot International
Heineken USA	Sigma-Aldrich Corporation	Newell Company
Hugo Boss		Rand McNally & Company
Huhtamaki UK	Telecommunications	Raytheon Marine Company
L’Oreal USA	Verizon	RJ Reynolds
Maybelline, Inc.	Sprint PCS	Robert Horne Paper Company
McCormick & Company		Russell Corporation
Mills Pride	Utilities	Shaw Industries
Nestle France	Alabama Gas Corporation	Siecor
Pharmavite Corporation	Allegheny Power Corporation	Snap On, Incorporated
Perry Ellis International	Florida Power & Light	Subaru of America, Inc.
Pernod-Ricard	Saudi Consolidated Electric	Tyco Plastics and Adhesives
Polo Ralph Lauren	Texas Utilities	Union Camp
Ralph Lauren Childrenswear		Wells/Bloomfield
Sara Lee Knit Products	After Market Distribution	Weyerhauser
Saks Incorporated	Donaldson	xpedx
S.C. Johnson & Sons Inc.	Epson America, Inc.
The Coca-Cola Company	Komatsu
The Franklin Mint	Porsche Cars of North America, Inc.
Tiffany & Company	Rheem Manufacturing
VF Corporation	Sony Electronics
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

	Years Ended April 30,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Statements of Operations Data:
Revenues
License fees	$12,485	$12,052	$12,778	$20,572	$19,602
Services	26,933	30,671	34,527	41,125	49,070
Maintenance	19,884	21,907	23,867	25,198	26,003

Total revenues	59,302	64,630	71,172	86,895	94,675

Cost of revenues:
License fees	4,107	4,592	15,127	5,177	32,406
Services	18,698	18,094	22,694	25,907	29,324
Maintenance	5,522	3,936	5,225	9,750	10,337

Total cost of revenues	28,327	26,622	43,046	40,834	72,067

Gross margin	30,975	38,008	28,126	46,061	22,608
Operating expenses:
Research and development costs	5,116	7,209	11,340	9,675	11,511
Sales and marketing expense	11,636	13,297	20,092	22,643	27,863
General and administrative expenses	9,287	11,851	12,799	12,818	14,000
Provision for doubtful accounts	414	503	1,274	385	1,880
Charge for restructuring	—	—	1,012	—	2,411

Total operating expenses	26,453	32,860	46,517	45,521	57,665

Operating income (loss)	4,522	5,148	(18,391)	540	(35,057)
Other income, net	980	2,043	1,576	1,832	3,507

Income (loss) from continuing operations before income taxes	5,502	7,191	(16,815)	2,372	(31,550)
Income tax expense (benefit)	—	—	(2,418)	150	(1,766)

Income (loss) from continuing operations	$5,502	$7,191	$(14,397)	$2,222	$(29,784)
Discontinued operations:
Loss from operations of discontinued segment	—	(1,866)	(8,183)	(3,464)	(3,033)
Gain on sale of discontinued segment	2,084	13,376	—	—	—

Net earnings (loss)	7,586	18,701	(22,580)	(1,242)	(32,817)

Earnings (loss) per common share
Basic:
Continuing operations:	$0.25	$0.32	$(0.63)	$0.10	$(1.34)
Discontinued operations:	—	(.08)	(0.36)	(0.16)	(0.14)
Gain on sale of discontinued segment:	0.09	0.58	—	—	—

	$0.34	$0.82	$(0.99)	$(0.06)	$(1.48)
Diluted:
Continuing operations:	$0.24	$0.32	$(0.63)	$0.09	$(1.34)
Discontinued operations:	—	(.08)	(0.36)	(0.16)	(0.14)
Gain on sale of discontinued segment:	0.09	0.58	—	—	—

	$0.33	$0.82	$(0.99)	$(0.07)	$(1.48)

Weighted average common shares—Basic	22,411	22,773	22,730	21,722	22,231
Diluted	23,132	22,911	22,730	23,446	22,231

	April 30,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$30,724	$30,729	$8,897	$11,599	$21,567
Investments	$29,853	$25,826	$21,044	$31,335	$27,297
Working capital	$54,236	$41,224	$15,601	$23,204	$34,881
Total assets	$94,340	$93,475	$80,907	$111,737	$109,736
Total long term lease obligation and debt	$0	$152	$1,045	$907	$1,700
Shareholders’ equity	$72,978	$66,417	$47,851	$69,706	$67,197

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Valuation of Long-Lived and Intangible Assets. In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) and Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), we review the carrying value of intangible assets and other long-lived assets (asset group), including, but not limited to, capitalized computer software development costs, on a regular basis for the existence of facts or circumstances that may suggest impairment. Factors we consider important that could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	significant decline in our technological value as compared to the market; and

•	our market capitalization relative to net book value.

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

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2003, 2002, and 2001 and the percentage increases and decreases in those items for the years ended April 30, 2003 and 2002:

	Percentage of Total Revenues			Pct. Change In Dollars
	2003	2002	2001	2003 vs 2002	2002 vs 2001
Revenues:
License fees	21%	19%	18%	4%	(6)%
Services	45	47	48	(12)	(11)
Maintenance	34	34	34	(9)	(8)

Total revenues	100	100	100	(8)	(9)

Cost of revenues:
License fees	7	7	21	(11)	(70)
Services	32	28	32	3	(20)
Maintenance	9	6	7	40	(25)

Total cost of revenues	48	41	60	6	(38)

Gross margin	52	59	40	(19)	(35)

Operating expenses:
Research and development costs	9	11	16	(29)	(36)
Sales and marketing expense	20	21	28	(12)	(34)
General and administrative expenses	16	18	18	(22)	(7)
Provision for doubtful accounts	—	1	2	nm	(61)
Charge for restructuring	—	—	2	nm	nm

Total operating expenses	45	51	66	(19)	2

Operating income (loss)	7	8	(26)	(12)	nm

Other income, net	2	3	2	(52)	30

Income (loss) from continuing operations before income taxes	9	11	(24)	(23)	nm

Income taxes	—	—	4	nm	nm

Income (loss) from continuing operations	9	11	(20)	(23)	nm

Loss from operations of discontinued segment	—	(3)	(11)	nm	(77)
Gain on disposal of discontinued segment	4	21	—	(84)	nm

Net earnings (loss)	13%	29%	(32)%	(59)	nm

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

Market Conditions by Operating Segment

The revenue trend in our Enterprise Resource Planning (ERP) segment continues to be negative due to multiple factors. Overall Information Technology spending continues to be weak, as many companies were left with limited resources after spending significant amounts preparing systems for Year 2000 conversions. Since 2000, the generally weak economic conditions have prevented companies from replenishing resources needed for capital investment, including investment in information technology, resulting in continued reduced levels of software purchases. Moreover, we face heavy competition in the ERP segment from major software vendors. Lower license fee revenues have resulted in lower services implementation revenues, as well as lower recurring maintenance revenues. Additionally, we have experienced a lower level of maintenance renewal rates from legacy customers in our ERP segment.

In fiscal year 2001 we wrote off $9.5 million in ERP capitalized software development costs. This charge was taken primarily as the result of lower than anticipated sales of particular ERP products in recent periods and our belief that future cash flows from sales of these particular ERP products would be minimal.

Our Collaborative Supply Chain Management (SCM) segment is also experiencing a downward trend in revenues due to many of the factors noted as to the ERP segment. Although the SCM market does not include as many strong competitors as the ERP market, constraints on companies’ IT budgets have negatively impacted our SCM license fee revenues. Services implementation revenues have trended downward as a result, although we have experienced higher levels of maintenance renewals in the SCM segment than in the ERP segment.

Our IT Consulting segment has experienced an upward trend in revenues in recent years. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. This trend has resulted in increased business for this segment.

We do not segment our business on a geographic basis due to the fact that international revenues have historically averaged only 10-12% of total revenues.

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

Gross Margin:

Total gross margin was $31.0 million, or 52% of total revenues, in fiscal 2003, compared to $38.0 million, or 59% of total revenues, in fiscal 2002. This decrease was due to decreases in both services and maintenance revenues and gross margins, partially offset by an increase in license fee gross margin. Services gross margin decreased to $8.2 million, or 31% in fiscal 2003, compared to $12.6 million, or 41% in fiscal 2002, due primarily to the decrease in services revenues, combined with lower margin contracts entered into during the year. Maintenance gross margin decreased to $14.4 million, or 72% in fiscal 2003, compared to $18.0 million, or 82% in fiscal 2002, due primarily to movement of personnel from our R&D function to our maintenance function, as well as the lower level of maintenance revenues. License fee gross margin increased to $8.4 million, or 67% in fiscal 2003, from $7.5 million, or

62% in fiscal 2002, due to the increase in license fee revenues and lower software amortization expense. The cost of license revenue consists primarily of amortization of computer software costs, royalties that we pay to solution partners for products we license and third party agent fees for selling our software.

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

Discontinued Operations. Effective February 5, 2002, we sold all of the shares in AmQUEST, Inc., a wholly-owned subsidiary that provides information technology services, business continuity services, and systems and network management services to various industries, to Infocrossing, Inc.. AmQUEST generated losses from operations of approximately $1,866,000 in fiscal 2002 and $8,183,000 in fiscal 2001. AmQUEST used cash in its operating, investing, and financing activities totaling approximately $1,225,000 in fiscal 2002 and $8,004,000 in fiscal 2001. The gain from discontinued operations, of approximately $2.1 million in fiscal 2003, was the result of the reduction of contingent liabilities related to capital and operating leases. These liabilities were extinguished in the fourth quarter of fiscal year 2003 in accordance with the Company’s plan. The gain from discontinued operations in fiscal 2002 was approximately $11.5 million which included a gain on sale of $13.4 million offset by a $1.9 million operating loss during the year. Since AmQUEST generated losses from operations in recent years and was a net user of cash, we believe the sale will have a positive effect on our results of operations, cash flows and liquidity in future periods.

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

Gross Margin:

Total gross margin in fiscal 2002 was $38.0 million, or 59% compared to $28.1 million, or 40% in fiscal year 2001. This increase was primarily due to the increase of license fee margin to $7.5 million, or 62% in fiscal 2002 compared to negative margin of $2.3 million or negative 18% in fiscal 2001. The increase in license fee margin was primarily due to a $9.4 million write-off of capitalized computer software development costs included in the cost of license fees in fiscal 2001, and to a lesser extent lower agent commissions and royalty expense due to the mix of products and distribution channels through which we sold our products in fiscal 2002. This was slightly offset by higher amortization expense on capitalized software in fiscal year 2002. Services gross margin increased to $12.6 million, or 41% in fiscal 2002, from $11.8 million, or 34% in fiscal 2001, due mainly to the cost control efforts that we began in fiscal 2001. Maintenance gross margin was $18.0 million, or 82% in fiscal 2002, compared to $18.6 million, or 78% in fiscal year 2001. This increase in maintenance gross margin percentage was primarily due to the cost control efforts that we began in fiscal year 2001, partially offset by the decrease in maintenance revenues.

Operating Expenses:

Research and Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs for fiscal years 2002 and 2001 is as follows:

	Years Ended (000’s omitted)
	April 30, 2002	Percent Change	April 30, 2001
Gross product development costs	$10,497	(31%)	$15,289
Percentage of total revenues	16%		21%
Less: capitalized development	(3,288)	(17%)	(3,949)
Percentage of gross product development costs	31%		26%

Product development expenses	$7,209	(36%)	$11,340
Percentage of total revenues	11%		16%
Total amortization of development costs*	$3,946		$3,790
Write-off of capitalized software development costs*	___		$9,446

*	Included in cost of license fees.

Gross product development costs decreased 31% in fiscal year 2002 compared to fiscal year 2001 as a result of cost reduction efforts in response to lower license fees and the reallocation of some research and development resources to services and support. Capitalized development decreased by 17% from a year ago, while the rate of capitalized development increased to 31% from 26% in fiscal year 2001 due to cost reduction efforts, as well as completion of several capitalized projects. Product development expenses as a percentage of total revenues decreased to 11% in fiscal year 2002 compared to 16% in fiscal year 2001 primarily as a result of the reduction in development costs combined with a decrease in revenues in fiscal year 2002. In fiscal year 2001 we wrote off $9.5 million in capitalized software development costs. We took this charge primarily due to lower than anticipated sales of particular ERP products in recent periods and our belief that future cash flow from sales of these particular ERP products would be minimal.

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

Charge for Restructuring. For fiscal year 2002, we did not incur a charge against earnings, compared to a restructuring charge of $1.0 million in fiscal 2001. These charges were primarily a result of lower than anticipated sales of our ERP products. The restructuring charge was the result of severance expenses for approximately 110 employees in Sales, Marketing, Services and Research and Development. Included in the $1.0 million was a non-cash charge of approximately $270,000 related to the accelerated vesting of stock options for the severed employees.

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

Discontinued Operations. Effective February 5, 2002, we sold all of the shares in AmQUEST, Inc., a wholly-owned subsidiary that provides information technology services, business continuity services, and systems and network management services to various industries, to Infocrossing, Inc.. AmQUEST generated losses from operations of approximately $1,866,000 in fiscal 2002 and $8,183,000 in fiscal 2001. AmQUEST used cash in its operating, investing, and financing activities totaling approximately $1,225,000 in fiscal 2002 and $8,004,000 in fiscal 2001. Since AmQUEST generated losses from operations in recent years and was a net user of cash, we believe the sale will have a positive effect on our results of operations, cash flows and liquidity in future periods.

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

FACTORS AFFECTING FUTURE PERFORMANCE

A Variety of Factors May Affect Our Future Results and the Market Price of Our Stock.

We have included certain forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K/A. We may also make oral and written forward-looking statements from time to time, in reports filed with the Securities and Exchange Commission, and otherwise. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K/A.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended April 30, 2003, 2002 and 2001 contained elsewhere in this Form 10-K/A.

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

AMERICAN SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2003, 2002, and 2001

(In thousands, except per share data)

	2003	2002	2001
Revenues:
License fees	$12,485	$12,052	$12,778
Services	26,933	30,671	34,527
Maintenance	19,884	21,907	23,867

Total revenues	59,302	64,630	71,172

Cost of revenues:
License fees	4,107	4,592	15,127
Services	18,698	18,094	22,694
Maintenance	5,522	3,936	5,225

Total cost of revenues	28,327	26,622	43,046

Gross margin	30,975	38,008	28,126

Research and development costs	5,116	7,209	11,340
Sales and marketing expense	11,636	13,297	20,092
General and administrative expenses	9,287	11,851	12,799
Provision for doubtful accounts	414	503	1,274
Charge for restructuring	—	—	1,012

Total operating expenses	26,453	32,860	46,517

Operating income (loss)	4,522	5,148	(18,391)
Other income:
Interest income	1,269	1,247	1,993
Minority interest	(306)	(339)	914
Other, net	17	1,135	(1,331)

Income (loss) from continuing operations before income taxes	5,502	7,191	(16,815)
Income tax benefit	—	—	(2,418)

Income (loss) from continuing operations	5,502	7,191	(14,397)
Discontinued operations:
Loss from operations of discontinued segment, net of taxes of $-0-	—	(1,866)	(8,183)
Gain on disposal of discontinued segment, net of taxes of $-0-	2,084	13,376	—

Net earnings (loss)	$7,586	$18,701	$(22,580)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.25	$0.32	$(0.63)
Discontinued operations	0.09	0.50	(0.36)

	$0.34	$0.82	$(0.99)

Diluted:
Continuing operations	$0.24	$0.32	$(0.63)
Discontinued operations	0.09	0.50	(0.36)

	$0.33	$0.82	$(0.99)

Shares used in the calculation of earnings (loss) per common share:
Basic	22,411	22,773	22,730
Diluted	23,132	22,911	22,730

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years ended April 30, 2003, 2002, and 2001

(in thousands, except share data)

	Common stock				Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Treasury stock	Total shareholders’ equity	Comprehensive income (loss)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2000	21,476,284	$2,148	4,086,289	$409	$65,241	$247	$19,165	$(17,503)	$69,707
Proceeds from stock options exercised	125,398	12	—	—	384	—	—	—	396
Conversion of Class B shares into Class A shares	4,000	1	(4,000)	(1)	—	—	—	—	—
Noncash stock compensation	—	—	—	—	265	—	—	—	265
Issuance of 16,608 Class A shares under Dividend Reinvestment and Stock Purchase Plan	16,608	1	—	—	39	—	—	—	40
Decrease in minority interest in subsidiary, resulting from purchase of stock	—	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	—	—	(22,580)	—	(22,580)	$(22,580)
Translation adjustments	—	—	—	—	—	—	—	—	—	—

Comprehensive loss for fiscal 2001										$(22,580)

Balance at April 30, 2001	21,622,290	2,162	4,082,289	408	65,952	247	(3,415)	(17,503)	47,851
Proceeds from stock options exercised	13,800	1	—	—	55	—	—	—	56
Noncash stock compensation	—	—	—	—	65	—	—	—	65
Repurchase of 105,300 Class A shares	—	—	—	—	—	—	—	(351)	(351)
Issuance of 8,320 Class A shares under Dividend Reinvestment and Stock Purchase Plan	8,320	1	—	—	15	—	—	—	16
Decrease in minority interest in subsidiary, resulting from purchase of stock	—	—	—	—	78	—	—	—	78
Net income	—	—	—	—	—	—	18,701	—	18,701	$18,701
Translation adjustments	—	—	—	—	—	1	—	—	1	1

Comprehensive income for fiscal 2002										$18,702

Balance at April 30, 2002	21,644,410	2,164	4,082,289	408	66,165	248	15,286	(17,854)	66,417
Proceeds from stock options exercised	71,000	7	—	—	72	—	—	—	79
Conversion of Class B shares into Class A shares	240,000	24	(240,000)	(24)	—	—	—	—	—
Issuance of compensatory stock options that were granted in fiscal 2003 (included in accrued compensation in fiscal 2002)	—	—	—	—	547	—	—	—	547
Repurchase of 605,500 Class A shares	—	—	—	—	—	—	—	(1,857)	(1,857)
Issuance of 4,190 Class A shares under Dividend Reinvestment and Stock Purchase Plan	4,190	1	—	—	13	—	—	—	14
Decrease in minority interest in subsidiary, resulting from purchase of stock	—	—	—	—	204	—	—	—	204
Net income	—	—	—	—	—	—	7,586	—	7,586	$7,586
Translation adjustments	—	—	—	—	—	(12)	—	—	(12)	(12)

Comprehensive income for fiscal 2003										$7,574

Balance at April 30, 2003	21,959,600	$2,196	3,842,289	$384	$67,001	$236	$22,872	$(19,711)	$72,978

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

License. License revenue in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the Company recognizes revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally three to seven years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future net operating cash flows expected to be derived from such assets. If such an evaluation indicated a potential impairment, the Company used the fair value to determine the amount of the goodwill that should be written off.

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

(k) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment; valuation allowance for receivables and deferred income tax assets; and obligations related to employee benefits. Actual results could differ from those estimates.

(l) Impairment of Long-Lived Assets

The Company adopted SFAS No. 144 on May 1, 2002. In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial condition or results of operations.

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

During October 2000, the Company recognized a charge against earnings of $9.5 million related to the complete write-off of certain capitalized software development costs which was included as a component of cost of revenues—license fees in the accompanying 2001 statement of operations. This write-off was the result of lower than anticipated sales of certain of the Company’s products in the enterprise resource planning (ERP) segment in recent periods and the anticipation that future cash flows from sales of these particular ERP products would be minimal. The Company also recognized a restructuring charge of approximately $1,012,000 in fiscal year 2001, which was a result of severance expenses for involuntary termination of employees in sales, marketing, services, and research and development. Included in the charge was a noncash charge of approximately $270,000 related to the accelerating of vesting of stock options for the severed employees. The restructuring plan was completed by April 30, 2001.

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

In November 1998, Logility, Inc., a subsidiary of the Company, began an Employee Stock Purchase Plan that offers its employees the right to purchase shares of Logility’s common stock at 85% of the market price, as defined, pursuant to the Employee Stock Purchase Plan (the Subsidiary Purchase Plan). Under the Subsidiary Purchase Plan, full-time employees, except persons owning 5% or more of Logility’s common stock, are eligible to participate after one month of employment. Employees may contribute up to 15% of their annual salary toward the Subsidiary Purchase Plan up to a maximum of $15,000 per year. A maximum of 200,000 shares of common stock may be purchased under the Subsidiary Purchase Plan. Common stock is purchased in the open market on behalf of the participants. The Company contributes to the purchase price in order to provide for the 15% discount to market price. Shares issued under the Subsidiary Purchase Plan were 22,462 during the fiscal year ended April 30, 2003.

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

Under the 2001 Stock Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant, except with respect to non-employee directors, who receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 10 years after the date of grant (or 5 years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 2,975,000 shares are authorized for issuance pursuant to options granted under this Plan.

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

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

The following table summarizes information about fixed stock options outstanding at April 30, 2003:

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

PART IV

ITEM 16.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report.

1.	Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K/A.

2.	Financial statement schedule included in Part IV of this Form:

Page
Report of Independent Auditors Report	78
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2003	79

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	The Company’s Amended and Restated Articles of Incorporation, and amendments thereto. (1)

3.2	The Company’s Amended and Restated By-Laws dated November 13, 1989. (2)

10.1	Amended and Restated 1991 Employee Stock Option Plan dated February 14, 2000. (3)

10.2	Amended and Restated Directors and Officers Stock Option Plan effective August 26, 1999. (4)

10.3	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement. (5)

10.4	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement. (6)

10.5	Lease Agreement dated December 15, 1981, between Company and Newfield Associates. (7)

10.6	Amendment dated January 14, 1983, to Lease Agreement between the Company and Newfield Associates. (7)

10.7	Subsidiary Formation Agreement entered into among the Company, Logility, Inc., and certain subsidiaries of the Company, as amended, dated January 23, 1997. (8)

10.8	Services Agreement between the Company and Logility, Inc., dated August 1, 1997. (8)

10.9	Facilities Agreement between the Company and Logility, Inc., dated August 1, 1997. (8)

10.10	Tax Sharing Agreement between the Company and Logility, Inc., dated January 23, 1997. (8)

10.11	Stock Option Agreement between the Company and Logility, Inc., dated August 1, 1997. (8)

10.12	Technology License Agreement between the Company and Logility, Inc., as amended, dated August 1, 1997. (8)

10.13	Marketing License Agreement between USA and Logility, Inc., as amended, dated August 1, 2002. (9)

10.14	The Company’s Employee Stock Purchase Plan dated September 30, 1998. (10)

10.15	Logility, Inc.’s Amended and Restated 1997 Stock Plan dated August 26, 1998. (11)

10.16	Logility, Inc.’s Employee Stock Purchase Plan dated September 30, 1998. (11)

10.17	Split-Dollar Agreement between the Company and the J&N Edenfield Trust, dated November 30, 1999. (12)

10.18	The Company’s 2001 Stock Option Plan. (13)

10.19	The Company’s Dividend Reinvestment and Stock Purchase Plan. (14)

21.1	List of Subsidiaries.

23.1	Independent Auditors’ Consent.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.

(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 1990.

(3)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2000.

(4)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-86141 filed on Form S-8 on August 30, 1999.

(5)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.

(6)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2002.

(7)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 2-81444 filed on Form S-1 on January 21, 1983.

(8)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1998.

(9)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 2002.

(10)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-67533 filed on Form S-8 on November 19, 1998.

(11)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1999.

(12)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2000.

(13)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-98513 filed on form S-8 on August 22, 2002.

(14)	Incorporated by reference herein. Filed by the Company as the Prospectus within its Registration Statement No. 33-79640 filed on Form S-3 on June 1, 1994, as amended by Post-Effective Amendment No. 1 filed December 13, 2001.

(b)	Reports on Form 8-K

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

Date: December 8, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JAMES C. EDENFIELD James C. Edenfield	President, Chief Executive Officer, Treasurer and Director	December 8, 2003

/s/ THOMAS L. NEWBERRY Thomas L. Newberry	Chairman of the Board of Directors	December 8, 2003

/s/ J MICHAEL EDENFIELD J. Michael Edenfield	Director, Executive Vice President	December 8, 2003

/s/ DAVID H. GAMBRELL David H. Gambrell	Director	December 8, 2003

/s/ DENNIS HOGUE Dennis Hogue	Director	December 8, 2003

/s/ JOHN J. JARVIS John J. Jarvis	Director	December 8, 2003

/s/ THOMAS L. NEWBERRY, V Thomas L. Newberry, V.	Director	December 8, 2003

/s/ JAMES B. MILLER, JR. James B. Miller, Jr.	Director	December 8, 2003

/s/ VINCENT C. KLINGES Vincent C. Klinges	Chief Financial Officer	December 8, 2003

/s/ DEIRDRE J. LAVENDER Deirdre J. Lavender	Controller and Principal Accounting Officer	December 8, 2003