Form 10-Q/A
period 2003-07-31
AMERICAN SOFTWARE INC
filed 2003-12-09
CIK 713425

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the registrant’s Quarterly Report on Form 10-Q is being filed to amend certain of the information presented under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. This amendment is also being filed to amend certain footnotes to the Condensed Consolidated Financial Statements of the registrant included in the Quarterly Report on Form 10-Q, as well as to file updated certification exhibits.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q/A

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

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. You should review these financial statements in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2003. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

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

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q/A contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate”, “intend”, “plan”, “continue”, “could”, “grow”, “may”, “potential”, “predict”, “strive”, “will”, “seek”, “estimate”, “believe”, “expect”, and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements we make herein are pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	acquisition activities and the effect of completed acquisitions;

•	industry conditions and market conditions; and

•	general economic conditions.

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2004” and “fiscal 2003” refer to our fiscal years ended April 30, 2004 and 2003, respectively.

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

COMPARISON OF RESULTS OF OPERATIONS

Comparison of Results. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2003 and 2002:

	Percentage of Total Revenues		Pct. Change in Dollars
	2003	2002	2003 vs 2002
Revenues:
License fees	20%	20%	(11)%
Services	45	45	(10)
Maintenance	35	35	(10)

Total revenues	100	100	(10)

Cost of revenues:
License fees	8	7	1
Services	30	31	(12)
Maintenance	10	10	(11)

Total cost of revenues	48	48	(10)

Gross margin	52	52	(10)
Operating expenses:
Research and development	15	15	(11)
Less: Capitalized computer software development costs	(6)	(6)	3
Sales and marketing	23	21	(1)
General and administrative	17	15	(3)
Provision for doubtful accounts	—	1	(31)

Total operating expenses	49	47	(6)

Operating income	3	5	(46)

Other income (expense):
Interest income	2	2	(16)
Gain/(loss) on investments and other	5	(1)	nm
Minority interest	(1)	1	nm

Income from continuing operations before income taxes	9	7	14
Income taxes	—	—	—

Income from continuing operations	9	7	14
Discontinued operations:
Gain on sale of discontinued segment	—	3	nm

Net earnings	9%	10%	(22)%

nm — not meaningful

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

GROSS MARGIN

Total gross margin in the quarter ended July 31, 2003 was $6.8 million, or 52% of total revenues, compared to $7.6 million, or 52% a year ago. Total gross margin percentage remained constant while the dollar amount of total gross margin declined due to the 10% decrease in total revenues. Gross margin on license fees decreased to $1.6 million, or 61% for the current quarter compared to $1.9 million, or 65% for the same quarter in the prior period, due primarily to lower license fee revenues. Services gross margin increased to $1.9 million, or 32% compared to $2.0 million, or 30% in the prior year period. The dollar amount of services gross margin decreased while services gross margin percentage increased due primarily to the 10% decrease in services revenues, offset by restructuring costs taken by Logility in the prior year period. Maintenance gross margin was $3.4 million, or 73% in the current quarter, compared to $3.7 million, or 73% in the same period one year ago. Maintenance gross margin percentage remained constant while the dollar amount of maintenance gross margin declined due to the 10% decrease in maintenance revenues.

EXPENSES

Research and Development

Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted):
	July 31, 2003	Percent Change	July 31, 2002
Gross product research and development costs	$2,000	(11%)	$2,249
Percentage of total revenues	15%		15%
Less: capitalized computer software development costs	$(833)	3%	$(809)
Percentage of gross product dev. costs	42%		36%

Product development expenses	$1,167	(19%)	$1,440
Percentage of total revenues	9%		10%

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

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the quarter ended July 31, 2003 and July 31, 2002. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2003.

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. We adopted SFAS 148 for our fiscal year ended April 30, 2003 and the required disclosures are presented in our consolidated financial statements.

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

AMERICAN SOFTWARE, INC.

Date: December 8, 2003	By:	/s/ JAMES C. EDENFIELD

James C. Edenfield President, Chief Executive Officer and Treasurer

Date: December 8, 2003	By:	/s/ VINCENT C. KLINGES

Vincent C. Klinges Chief Financial Officer

Date: December 8, 2003	By:	/s/ DEIRDRE J. LAVENDER

Deirdre J. Lavender Controller and Principal Accounting Officer