Form 10-Q
period 2003-10-31
AMERICAN SOFTWARE INC
filed 2003-12-12
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 10, 2003
Class A Common Stock, $.10 par value	18,998,747 Shares

Class B Common Stock, $.10 par value	3,842,289 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except share data)

(Unaudited)

	October 31, 2003	April 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$33,251	$30,724
Investments - current	28,928	29,017
Trade accounts receivable, less allowance for doubtful accounts of $781 at October 31, 2003 and $788 at April 30, 2003:
Billed	5,985	6,736
Unbilled	2,125	3,884
Prepaid expenses and other current assets	1,809	1,035

Total current assets	72,098	71,396

Investments – noncurrent	721	836
Property and equipment, less accumulated depreciation and amortization	8,125	8,918
Capitalized computer software development costs, less accumulated amortization	7,261	7,271
Goodwill	4,473	4,346
Other assets, net	1,654	1,573

	$94,332	$94,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,048	$412
Accrued compensation and related costs	1,763	2,761
Dividend payable	1,362	—
Other current liabilities	2,487	3,807
Deferred revenue	8,636	10,180

Total current liabilities	15,296	17,160

Minority interest	4,101	4,202
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares; Issued 22,606,336 shares at October 31, 2003 and 21,959,600 shares at April 30, 2003	2,261	2,196
Class B, $.10 par value. Authorized 10,000,000 shares; Issued and outstanding 3,842,289 shares at October 31, 2003 and April 30, 2003; convertible into Class A shares on a one-for-one basis	384	384
Additional paid-in capital	68,601	67,001
Accumulated other comprehensive income	236	236
Retained earnings	23,581	22,872
Class A treasury stock, at cost, 3,722,185 shares at October 31, 2003 and 3,636,185 shares at April 30, 2003	(20,128)	(19,711)

Total shareholders’ equity	74,935	72,978

	$94,332	$94,340

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Revenues:
License fees	$2,933	$2,646	$5,573	$5,605
Services and other	6,121	7,110	11,967	13,615
Maintenance	4,488	5,034	9,092	10,128

Total revenues	13,542	14,790	26,632	29,348

Cost of revenues:
License fees	1,133	851	2,165	1,877
Services and other	3,880	4,783	7,873	9,337
Maintenance	1,145	1,607	2,390	3,006

Total cost of revenues	6,158	7,241	12,428	14,220

Gross Margin	7,384	7,549	14,204	15,128

Operating expenses:
Research and development costs	1,939	2,019	3,939	4,268
Less: Capitalized computer software development costs	(873)	(762)	(1,706)	(1,571)
Sales and marketing	2,573	2,826	5,549	5,827
General and administrative	2,108	2,192	4,277	4,424
Provision for doubtful accounts	33	118	121	246

Total operating expenses	5,780	6,393	12,180	13,194

Operating income	1,604	1,156	2,024	1,934

Other income (expense):
Interest income	284	316	577	665
Gain/(loss) on investments and other	447	121	912	(37)
Minority interest	(28)	(30)	(78)	(11)

Income from continuing operations before income taxes	2,307	1,563	3,435	2,551

Income taxes	—	—	—	—

Income from continuing operations	2,307	1,563	3,435	2,551
Discontinued Operations:
Gain on sale of discontinued segment	—	463	—	925

Net earnings	$2,307	$2,026	$3,435	$3,476

Net earnings per common share:
Basic:
Continuing Operations	$0.10	$0.07	$0.15	$0.11
Discontinued Operations	—	0.02	—	0.04

	$0.10	$0.09	$0.15	$0.15

Diluted:
Continuing Operations	$0.09	$0.07	$0.14	$0.11
Discontinued Operations	—	0.02	—	0.04

	$0.09	$0.09	$0.14	$0.15

Shares used in the calculation of net earnings per common share:
Basic	22,672	22,483	22,509	22,554

Diluted	24,642	23,029	24,659	23,243

AMERICAN SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended October 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$3,435	$3,476
Income from discontinued operations	—	925

Income from continuing operations	3,435	2,551

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,795	2,574
Minority interest	78	11
Provision for doubtful accounts	121	246
Net loss (gain) on investments	(606)	390
Change in operating assets and liabilities:
Purchases of trading securities	(6,383)	(1,761)
Proceeds from sales of trading securities	2,795	3,292
Proceeds from maturities of investments	3,025	100
Accounts receivable	2,389	1,387
Prepaid expenses and other assets	(855)	(577)
Accounts payable and other accrued liabilities	(1,682)	(2,410)
Deferred revenue	(1,544)	(1,107)

Net cash provided by continuing operations	3,568	4,696
Income from discontinued operations	—	925
Change in discontinued operations assets and liabilities	—	(925)

Net cash provided by operating activities	3,568	4,696

Cash flows from investing activities:
Capitialized software development costs	(1,706)	(1,571)
Purchases of property and equipment	(96)	(179)
Purchases of investments	(50,204)	(49,710)
Proceeds from maturities of investments	51,577	53,487
Purchases of common stock by subsidiary	(317)	(79)

Net cash (used in) provided by investing activities	(746)	1,948

Cash flows from financing activities:
Repurchase of common stock	(417)	(871)
Dividends paid	(1,362)	—
Proceeds from exercise of stock options	1,477	21
Proceeds from Shareholder Stock Purchase Plan	7	8

Net cash used in financing activities	(295)	(842)

Net increase in cash and cash equivalents	2,527	5,802

Cash and cash equivalents at beginning of period	30,724	31,429

Cash and cash equivalents at end of period	$33,251	$37,231

Supplemental disclosures of cash paid during the period for:
Income taxes	$57	$—

Interest	$—	$—

Supplemental disclosures of noncash operating, investing, and financing activities:
Accrual of dividend payable	$1,364	$—

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2003

A.	Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. You should review these financial statements in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2003, as filed with the SEC. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

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

License. We recognize license revenue in connection with license agreements for standard proprietary and tailored software upon delivery of the software, provided that we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method as permitted by SOP 98-9, whereby (1) we defer the total fair value of the undelivered elements, as indicated by VSOE, and subsequently recognize the value of these elements in accordance with SOP 97-2 and (2) we recognize the difference between the total arrangement fee and the deferred amount as revenue related to the delivered elements.

Services and Other. Revenue derived from services and other primarily includes consulting, implementation, and training. We bill under both time and materials and fixed fee arrangements and recognize revenues as we perform the services. We classify the reimbursements that we receive for travel and other out-of-pocket expenses incurred in connection with consulting, implementation, and training services as revenue in our statement of operations.

Maintenance. Revenue derived from maintenance contracts primarily includes telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Typically, we enter into maintenance contracts for a separate fee, with initial contractual periods ranging from one to three years, and with renewal provisions for additional periods thereafter. We generally bill maintenance fees

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited (Continued)

October 31, 2003

annually in advance. We recognize maintenance revenue ratably over the term of the maintenance agreement. In situations where we bundle all or a portion of the maintenance fee with the license fee, we determine VSOE for maintenance based on prices when sold separately, which generally is about 18% of the net license fee.

Indirect Channel Revenue. We recognize a sale that we make through indirect channels only when the distributor makes the sale to an end-user. We recognize revenue from indirect channels upon delivery of the software to the end-user when the sale satisfies all other conditions of SOP 97-2 and SOP 98-9.

Deferred Revenue. Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenue is recognized.

D.	Major Customer

One customer accounted for 11% of our total revenues in the quarter ended October 31, 2003, and 12% of our total revenues during the six months ended October 31, 2003. The same customer accounted for 13% of our total revenues in the quarter ended October 31, 2002, and 14% of our total revenues during the six months ended October 31, 2002. The related accounts receivable balance was $1,086,000 at October 31, 2003.

E.	Sale of Wholly-Owned Subsidiary

On February 5, 2002, we sold our wholly-owned subsidiary, AmQUEST, Inc., to Infocrossing, Inc. We have reclassified the results of operations of AmQUEST, Inc. as discontinued operations in our condensed consolidated statements of operations for all periods presented. For the six months ended October 31, 2002, we recorded a gain of $925,000 on the sale of our subsidiary, AmQUEST, due to the partial reduction of a remaining contingent liability.

F.	Declaration of Dividend Payable

On August 20, 2003, our Board of Directors declared a quarterly cash dividend of $0.06 per share of American Software common stock. The cash dividend is payable on December 15, 2003 to Class A and Class B shareholders of record at the close of business on November 24, 2003.

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

We use the same numerator in calculating both basic and diluted net earnings per common share for a given period. We base the denominator on the number of common shares as shown in the following table:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2003

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	18,830	18,401	18,667	18,472
Class B Shares	3,842	4,082	3,842	4,082

Basic weighted average common shares outstanding	22,672	22,483	22,509	22,554

Dilutive effect of outstanding Class A common stock options outstanding	1,970	546	2,150	689

Total	24,642	23,029	24,659	23,243

Net earnings	$2,307	$2,026	$3,435	$3,476

Net earnings per common share:
Basic	$0.10	$0.09	$0.15	$0.15

Diluted	$0.09	$0.09	$0.14	$0.15

For the three months ended October 31, 2003, we excluded options to purchase 376,701 shares of common stock from the computation of diluted earnings per share, and for the six months ended October 31, 2003, we excluded options to purchase 372,801 shares of common stock from that computation. For the three months ended October 31, 2002, we excluded options to purchase 3,410,615 shares of common stock, and for the six months ended October 31, 2002, we excluded 2,016,577 shares from that computation. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of October 31, 2003, we had a total of 4,208,622 options outstanding and as of October 31, 2002 we had a total of 4,964,192 options outstanding.

H. Stock Compensation Plans

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our fixed-plan stock options. Under this method, we record compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As SFAS No. 123 allows, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. Accordingly, we have recognized no compensation cost for our stock option plans.

The following table illustrates the effect on net earnings if we had applied the fair-value-based method in each period:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited (Continued)

October 31, 2003

	Three months ended October 31		Six months ended October 31
	2003	2002	2003	2002
	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings as reported	$2,307	$2,026	$3,435	$3,476
Less total stock-based compensation expense determined under fair value based method for all awards	(264)	(444)	(634)	(1,559)

Pro forma net earnings	$2,043	$1,582	$2,801	$1,917

Basic earnings per share:
As reported	$0.10	$0.09	$0.15	$0.15
Pro forma	$0.09	$0.07	$0.12	$0.08

Diluted earnings per share:
As reported	$0.09	$0.09	$0.14	$0.15
Pro forma	$0.08	$0.07	$0.11	$0.08

I. Industry Segments

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Collaborative Supply Chain Management, which provides business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our subsidiary Logility, Inc. In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2003 and October 31, 2002:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Revenues:
Enterprise Resource Planning	$6,268	$7,205	$12,204	$14,266
Collaborative Supply Chain Management	5,167	5,380	10,529	11,201
IT Consulting	2,107	2,205	3,899	3,881

	$13,542	$14,790	$26,632	$29,348

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$1,245	$966	$1,268	$1,995
Collaborative Supply Chain Management	157	20	481	(259)
IT Consulting	202	170	275	198

	$1,604	$1,156	$2,024	$1,934

Intersegment eliminations:
Enterprise Resource Planning	$(387)	$(443)	$(792)	$(937)
Collaborative Supply Chain Management	387	443	792	937
IT Consulting	—	—	—	—

	$—	$—	$—	$—

Operating income after intersegment eliminations:
Enterprise Resource Planning	$858	$523	$476	$1,058
Collaborative Supply Chain Management	544	463	1,273	678
IT Consulting	202	170	275	198

	$1,604	$1,156	$2,024	$1,934

Capital expenditures:
Enterprise Resource Planning	$28	$43	$49	$141
Collaborative Supply Chain Management	42	12	47	38
IT Consulting	—	—	—	—

	$70	$55	$96	$179

Capitalized software:
Enterprise Resource Planning	$24	$41	$55	$82
Collaborative Supply Chain Management	849	721	1,651	1,489
IT Consulting	—	—	—	—

	$873	$762	$1,706	$1,571

Depreciation and amortization:
Enterprise Resource Planning	$346	$320	$704	$668
Collaborative Supply Chain Management	1,067	892	2,090	1,905
IT Consulting	1	—	1	1

	$1,414	$1,212	$2,795	$2,574

			October 31, 2003	April 30, 2003
Identifiable assets:
Enterprise Resource Planning			$53,931	$51,527
Collaborative Supply Chain Management			39,228	41,502
IT Consulting			1,173	1,311

			$94,332	$94,340

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited (Continued)

October 31, 2003

J. Certain Relationships and Related Transactions

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

Services Agreement

In 1997, American Software and Logility entered into a Services Agreement (the “Services Agreement”) with respect to certain services we (or our subsidiaries) provide to Logility. Under the Services Agreement, we provide services in exchange for fees, which management believes would not exceed fees that would be paid if independent third parties provided such services. The services we provide to Logility under the Services Agreement include, among other things, certain accounting, audit, cash management, corporate development, employee benefit plan administration, human resources and compensation, general and administration services, and risk management and tax services. In addition to these services, we have agreed to allow eligible employees of Logility to participate in certain of our employee benefit plans. Logility has agreed to reimburse us for costs (including any contributions and premium costs and including third-party expenses and allocations of certain personnel expenses), generally in accordance with past practice, relating to the participation by Logility’s employees in any of our benefit plans.

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either party elects not to renew. We have renewed the Services Agreement annually since the initial term. Logility will indemnify us against any damages that we may incur in connection with our performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with our rendering of services under the Services Agreement. The parties valued the services related to this agreement at $268,000 for the three months ended October 31, 2003, $307,000 for the three months ended October 31, 2002, $557,000 for the six months ended October 31, 2003, and $634,000 for the six months ended October 31, 2002.

Facilities Agreement

In 1997, American Software and Logility entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities we own or lease. American Software allocates utilities, telephone and security expenses under the Facilities Agreement based on Logility’s percentage of occupancy. The Facilities Agreement had an initial term of two years and is renewed automatically for successive one-year terms unless either party elects not to renew. We have renewed the Facilities Agreement annually since the initial term. Either party may terminate the Facilities Agreement for any reason with respect to any particular facility upon 90 days written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited (Continued)

October 31, 2003

between American Software and a landlord with respect to any facility leased by American Software and is subject to the disposition by American Software of any facility that it owns. The parties valued the services related to this agreement at $114,000 for the three months ended October 31, 2003, $111,000 for the three months ended October 31, 2002, $230,000 for the six months ended October 31, 2003, and $240,000 for the six months ended October 31, 2002. These costs include lease expense, utilities expense, telephone expense and security expenses.

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

Stock Option Agreement

In 1997, Logility granted to us an option to purchase that number of shares of Logility’s common stock that would enable us to maintain the necessary ownership percentage required to continue to consolidate Logility in our consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited (Continued)

October 31, 2003

Marketing License Agreement

Effective August 1, 2002, American Software USA, Inc. (“USA”), our wholly owned subsidiary, and Logility entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to Logility’s product line. The Marketing License Agreement provided for the payment to USA of a commission equal to 30% of the net license revenue collected by Logility under license agreements for Logility products with certain end-users who are also licensees of software products of American Software. This agreement replaced a similar agreement executed by the parties in 1997. The Marketing License Agreement expired July 31, 2003 and has not been extended. USA received no payments under the Marketing License Agreement for the three and six months ended October 31, 2003. The parties valued the services related to the Marketing License Agreement at $23,000 for the three months ended October 31, 2002, and $63,000 for the six months ended October 31, 2002.

K. Leases

In September, 2003, we discontinued the lease of a two-story, 17,500 square foot building at 443 East Paces Ferry Road, N.E., Atlanta, Georgia, which we used primarily for financial administration and technical staffing. This building is owned by a limited partnership of which Thomas L. Newberry and James C. Edenfield, principal shareholders of American Software, are the sole partners. The term of the lease initially expired December 31, 1996, and had been continued on a quarterly basis with a base annual rental rate of $17.00 per square foot, or $300,000 per year.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2004”and “fiscal 2003” refer to our fiscal years ending April 30, 2004 and 2003, respectively.

OVERVIEW

We develop, market, and support Internet commerce, enterprise resource planning (ERP) and supply chain management solutions. Our product line encompasses integrated business applications such as demand forecasting, logistics planning, warehouse management, order management, financials, manufacturing, and transportation solutions. We offer professional services to our customers in support of our products and third-party products. These services include project management, implementation, product education, technical consulting, programming, system integration and maintenance and support. We make sales through a dedicated sales force and through relationships with third-party vendors and service providers.

We derive revenues primarily from three sources: software licenses, services and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Revenues we derive from services primarily include consulting, implementation and training fees. We bill under both time and materials and fixed fee arrangements and recognize fees as we perform services. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize the related revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2003 describe the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary and tailored software upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. In most cases, we bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. Revenues we derive from services primarily include consulting, implementation, and training. We bill for these services under both time and materials and fixed fee arrangements and we recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized. Revenues from sales of third party products are recorded net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Generally, our software products do not require significant modification or customization. Installation of the products is normally routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established vendor-specific objective evidence of fair value (VSOE) for our maintenance contracts and professional services. We determine fair value based on the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those we sell with the initial license, based on VSOE, and recognize the revenue ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE, and allocate the remainder to license fees.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2003 and 2002:

	Percentage of Total Revenues		Pct. Change in Dollars
	2003	2002	2003 vs 2002
Revenues:
License fees	22%	18%	11%
Services and other	45	48	(14)
Maintenance	33	34	(11)

Total revenues	100	100	(8)

Cost of revenues:
License fees	8	6	33
Services and other	29	32	(19)
Maintenance	8	11	(29)

Total cost of revenues	45	49	(15)

Gross margin	55	51	(2)
Operating expenses:
Research and development costs	14	14	(4)
Less: Capitalized computer software development development costs	(6)	(5)	15
Sales and marketing	19	19	(9)
General and administrative	16	15	(4)
Provision for doubtful accounts	—	—	(72)

Total operating expenses	43	43	(10)

Operating income	12	8	39

Other income (expense):
Interest income	2	2	(10)
Gain/(loss) on investments and other	3	1	269
Minority interest	—	—	(7)

Income from continuing operations before income taxes	17	11	48
Income taxes	—	—	—

Income from continuing operations	17	11	48
Discontinued operations:
Gain on sale of discontinued segment	—	3	nm

Net earnings	17%	14%	14%

nm – not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2003 and 2002:

	Percentage of Total Revenues		Pct. Change in Dollars
	2003	2002	2003 vs 2002
Revenues:
License fees	21%	19%	(1)%
Services and other	45	46	(12)
Maintenance	34	35	(10)

Total revenues	100	100	(9)

Cost of revenues:
License fees	8	6	15
Services and other	30	32	(16)
Maintenance	9	10	(20)

Total cost of revenues	47	48	(13)

Gross margin	53	52	(6)
Operating expenses:
Research and development costs	15	15	(8)
Less: Capitalized computer software development development costs	(6)	(5)	9
Sales and marketing	21	20	(5)
General and administrative	16	15	(3)
Provision for doubtful accounts	—	—	(51)

Total operating expenses	46	45	(8)

Operating income	8	7	5

Other income (expense):
Interest income	2	2	(13)
Gain/(loss) on investments and other	3	—	nm
Minority interest	—	—	609

Income from continuing operations before income taxes	13	9	35
Income taxes	—	—	—

Income from continuing operations	13	9	35
Discontinued operations:
Gain on sale of discontinued segment	—	3	nm

Net earnings	13%	12%	(1)%

nm – not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002

REVENUES

For the quarter ended October 31, 2003, revenues totaled $13.5 million, down 8% from $14.8 million in the corresponding quarter a year ago. This decrease was due primarily to decreases in services and other and maintenance revenues, partially offset by an increase in license fees. International revenues represented approximately 7% of total revenues in the quarter ended October 31, 2003, compared to 10% for the quarter ended October 31, 2002, due primarily to decreased international maintenance revenues. Our international revenues fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period. One customer accounted for 11% of our total revenues in the quarter ended October 31, 2003, and that same customer accounted for 13% of our total revenues during the quarter ended October 31, 2002.

License Fees

Software license fee revenues increased 11% to $2.9 million in the quarter ended October 31, 2003 from $2.6 million in the corresponding quarter a year ago. This increase was due primarily to increased sales of ERP software. License fee revenues from Logility decreased 8% to $1.2 million and constituted 40% of total license fee revenues for the quarter ended October 31, 2003, compared to $1.3 million for the same prior year period, which comprised 48% of total license fee revenues. In the three months ended October 31, 2003, the global supply chain market continued to experience reduced capital spending, which adversely affected virtually all industry participants. The direct sales channel provided approximately 88% of license fee revenues for the quarter ended October 31, 2003, compared to approximately 92% in the comparable quarter a year ago. This decrease was due primarily to increased sales from the indirect channel. For the quarter ended October 31, 2003, our margins after commissions on direct sales were approximately 87% and our margins after commissions on indirect sales were approximately 88%.

Services and Other

Services and other revenues, which consist primarily of consulting, implementation, and training, decreased 14% to $6.1 million from $7.1 million in the corresponding prior year quarter. This decrease was primarily a result of a reduction in consulting and implementation projects, as a result of lower license fees in recent fiscal quarters prior to the quarter ended October 31, 2003. Services and other revenues from Logility decreased 8% to $1.3 million, and constituted 21% of total services and other revenues for the quarter ended October 31, 2003, compared to $1.4 million for the same prior year period, which comprised 20% of total services and other revenues.

Maintenance

Maintenance revenues decreased 11% to $4.5 million from $5.0 million for the same prior year period. The decrease was due primarily to the slowdown in new software licenses in recent fiscal quarters prior to the quarter ended October 31, 2003, and the non-renewal of certain customer maintenance contracts primarily in the ERP area. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers. Maintenance revenues from Logility were unchanged at $2.7 million and comprised 60% of total maintenance revenues for the current quarter, compared to 54% for the prior year quarter.

GROSS MARGIN

Total gross margin in the quarter ended October 31, 2003 was $7.4 million, or 55% of total revenues, compared to $7.5 million, or 51%, a year ago. Total gross margin percentage increased while the dollar amount of total gross margin declined due to the 8% decrease in total revenues. Gross margin on license fees was $1.8 million, or 61%, for the current quarter compared to $1.8 million, or 68%, for the same quarter in the prior period. Gross margin percentage on license fees decreased while the dollar amount of gross margin on license fees remained constant due to the increase in license fees coupled with a 33% increase in cost of license fees, which in turn was the result of higher software amortization expense associated with the introduction of a major new product in our supply chain segment. Services and other gross margin increased to $2.2 million, or 37%, compared to $2.3 million, or 33%, in the prior year period. The dollar amount of services and other gross margin decreased while services and other gross margin percentage increased due primarily to restructuring costs taken by our supply chain segment in the prior year period. Maintenance gross margin was $3.3 million, or 74%, in the current quarter, compared to $3.4 million, or 68%, in the same period one year ago. The dollar amount of maintenance gross margin declined while maintenance gross margin percentage increased due primarily to cost containment efforts in the current quarter, partially offset by the 11% decrease in maintenance revenues.

EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted):
	October 31, 2003	Percent Change	October 31, 2002
Gross product research and development costs	$1,939	(4)%	$2,019
Percentage of total revenues	14%		14%
Less: capitalized computer software research and development costs	$(873)	15%	$(762)
Percentage of gross product research and development costs	45%		38%

Product research and development expenses	$1,066	(15)%	$1,257
Percentage of total revenues	8%		8%

Gross product research and development costs decreased 4% in the quarter ended October 31, 2003, compared to the corresponding prior year quarter. This was a result of cost containment and restructuring efforts in response to lower license fees in prior periods, as well as the reallocation of some R&D resources to customer support. Capitalized computer software development costs increased 15% for the quarter ended October 31, 2003 compared to the prior year. We typically capitalize higher levels of development costs towards the end of the development phase of a major project. In the three months ended October 31, 2003, we closed the development phase of Logility Voyager Solutions 7.0, which caused the increase in capitalized development costs. The rate of capitalized computer software development costs increased to 45% from 38% in the corresponding prior year quarter, due primarily to reduced gross product development costs. Product development expenses, as a percentage of total revenues, remained constant at 8% for the current year quarter compared to the corresponding prior year quarter.

Sales and Marketing

Sales and marketing expenses for the quarter ended October 31, 2003 were $2.6 million, down 9% from $2.8 million the same period a year ago. This decrease was due primarily to cost containment efforts, which resulted in reduced marketing expenditures. As a percentage of total revenues, sales and marketing expenses were 19% for the quarter ended October 31, 2003, unchanged from the same period a year ago.

General and Administrative

General and administrative expenses decreased 4% to $2.1 million for the quarter ended October 31, 2003 compared to $2.2 million for the same period last year. This decrease was primarily due to a reduction in insurance premium expense, and to a lesser extent a reduction in headcount and the related administrative costs. For the three months ended October 31, 2003, the average number of employees was approximately 298 compared to approximately 315 for the three months ended October 31, 2002. As a percentage of total revenues, general and administrative expenses were 16% for the quarter ended October 31, 2003 compared to 15% for the quarter ended October 31, 2002.

Provision for Doubtful Accounts

For the quarter ended October 31, 2003, we recognized a provision for doubtful accounts of $33,000, which represents a decrease of 72% from the charge of $118,000 taken in the corresponding prior year quarter, due to fewer collection issues among outstanding accounts receivable.

OTHER INCOME/MINORITY INTEREST

Other income is comprised of interest and dividend income, rental income, realized and unrealized gains and losses from investments and minority interest in subsidiaries’ earnings (loss). Other income, excluding minority interest, increased to $731,000 in the quarter ended October 31, 2003 compared to $437,000 for the same period a year ago, resulting primarily from unrealized gains on investments in the current quarter. Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Minority interest reduced income by $28,000 in the quarter ended October 31, 2003, compared to $30,000 for the same period a year ago.

INCOME TAXES

For the quarter ended October 31, 2003, as well as the quarter ended October 31, 2002, we did not record any income taxes as a result of our cumulative net operating losses in prior periods.

DISCONTINUED OPERATIONS

For the quarter ended October 31, 2002, we recorded a gain of $463,000 on the sale of our subsidiary, AmQUEST, due to the partial reduction of a remaining contingent liability.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002

REVENUES

For the six months ended October 31, 2003, revenues totaled $26.6 million, down 9% from $29.3 million in the corresponding period a year ago. This decrease was due primarily to decreases in services and other and maintenance revenues. International revenues represented approximately 7% of total revenues in the six months ended October 31, 2003, compared to 11% for the six months ended October 31, 2002. This decrease was due primarily to decreased international license fees and maintenance revenues. One customer accounted for 12% of our total revenues in the six months ended October 31, 2003, and that same customer accounted for 14% of our total revenues during the six months ended October 31, 2002.

License Fees

Software license fee revenues decreased 1% to $5.6 million in the six months ended October 31, 2003 from $5.6 million in the corresponding period a year ago. This decrease was due primarily to decreased sales of supply chain management software. License fee revenues from Logility decreased 24% to $2.3 million and constituted 41% of total license fee revenues for the six months ended October 31, 2003, compared to $3.0 million for the same prior year period, which comprised 54% of total license fee revenues. In the six months ended October 31, 2003, the global supply chain market continued to experience reduced capital spending, which adversely affected virtually all industry participants. The direct sales channel provided approximately 89% of license fee revenues for the six months ended October 31, 2003, compared to approximately 92% in the comparable period a year ago. This decrease was due to increased sales from the indirect channel, as well as decreased sales through our direct channel. For the six months ended October 31, 2003, our margins after commissions on direct sales were approximately 83% and our margins after commissions on indirect sales were approximately 90%.

Services and Other

Services and other revenues, which consist primarily of consulting, implementation, and training, decreased 12% to $12.0 million from $13.6 million in the corresponding prior year period. This decrease was primarily a result of a reduction in consulting and implementation projects from our ERP segment, as a result of lower license fees in prior periods. Services and other revenues from Logility decreased 2% to $2.7 million, and constituted 23% of total services and other revenues for the six months ended October 31, 2003, compared to $2.8 million for the same prior year period, which comprised 20% of total services and other revenues.

Maintenance

Maintenance revenues decreased 10% to $9.1 million for the six months ended October 31, 2003, from $10.1 million for the same prior year period. The decrease was due primarily to the slowdown in new software licenses in recent periods and the non-renewal of certain customer maintenance contracts primarily in the ERP area. Maintenance revenues have a direct relationship to current and historic license fee revenues, since licenses are the source of potential new maintenance customers. Maintenance revenues from Logility increased 2% to $5.5 million from $5.4 million and comprised 61% of total maintenance revenues for the six months ended October 31, 2003, compared to 53% for the prior year period.

GROSS MARGIN

Total gross margin in the six months ended October 31, 2003 was $14.2 million, or 53% of total revenues, compared to $15.1 million, or 52%, in the corresponding period a year ago. Total gross margin percentage increased while the dollar amount of total gross margin declined due to the 9% decrease in total revenues. Gross margin on license fees was $3.4 million, or 61%, for the six months ended October 31, 2003, compared to $3.7 million, or 67%, for the same quarter in the prior period. This decrease was due to a 15% increase in cost of license fees, which in turn was the result of higher software amortization expense associated with the introduction of a major new product in our supply chain segment. Services and other gross margin for the six months ended October 31, 2003 was $4.1 million, or 34%, compared to $4.3 million, or 31%, in the prior year period. The dollar amount of services and other gross margin decreased while services and other gross margin percentage increased due primarily to restructuring costs taken by our supply chain segment in the prior year period. Maintenance gross margin was $6.7 million, or 74%, for the six months ended October 31, 2003, compared to $7.1 million, or 70%, in the same period one year ago. The dollar amount of maintenance gross margin declined while maintenance gross margin percentage increased due primarily to cost containment efforts in the current quarter, and to a lesser extent the 10% decrease in maintenance revenues.

EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Six Months Ended ($000’s omitted):
	October 31, 2003	Percent Change	October 31, 2002
Gross product research and development costs	$3,939	(8)%	$4,268
Percentage of total revenues	15%		15%
Less: capitalized computer software research and development costs	$(1,706)	9%	$(1,571)
Percentage of gross product research and development costs	43%		37%

Product research and development expenses	$2,233	(17)%	$2,697
Percentage of total revenues	8%		9%

Gross product research and development costs decreased 8% in the six months ended October 31, 2003, compared to the same prior year period. This was a result of cost containment and restructuring efforts in response to lower license fees in prior periods, as well as the reallocation of some R&D resources to customer support. Capitalized computer software development costs increased 9% for the six months ended October 31, 2003 compared to the prior year. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the six months ended October 31, 2003, we closed the development phase of Logility Voyager Solutions 7.0, which caused the increase in capitalized development costs for the period. The rate of capitalized computer software development costs increased to 43% from 37% in the prior year period, due primarily to reduced gross product research and development costs. Product development expenses, as a percentage of total revenues, were 8% for the six months ended October 31, 2003, compared to 9% for the prior year period.

Sales and Marketing

Sales and marketing expenses for the six months ended October 31, 2003 were $5.5 million, down 5% from $5.8 million in the same period a year ago. This decrease was due primarily to cost containment efforts, which resulted in reduced marketing expenditures. As a percentage of total revenues, sales and marketing expenses were 21% for the six months ended October 31, 2003, compared to 20% for the same period a year ago.

General and Administrative

General and administrative expenses decreased 3% to $4.3 million for the six months ended October 31, 2003 compared to $4.4 million for the same period last year. This decrease was primarily due to a reduction in headcount and the related administrative costs. For the six months ended October 31, 2003, the average number of employees was approximately 293 compared to approximately 316 for the six months ended October 31, 2002. As a percentage of total revenues, general and administrative expenses were 16% for the six months ended October 31, 2003 compared to 15% for the six months ended October 31, 2002.

Provision for Doubtful Accounts

For the six months ended October 31, 2003, we recognized a provision for doubtful accounts of $121,000, which represents a decrease of 51% from the charge of $246,000 taken in the prior year period, due to fewer collection issues among outstanding accounts receivable.

OTHER INCOME/MINORITY INTEREST

Other income is comprised of interest and dividend income, rental income, realized and unrealized gains and losses from investments and minority interest in subsidiaries’ earnings (loss). Other income, excluding minority interest, increased to $1.5 million in the six months ended October 31, 2003 compared to $628,000 for the same period a year ago, resulting primarily from unrealized gains on investments in the current period. Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Minority interest reduced income by $78,000 in the six months ended October 31, 2003, compared to $11,000 for the same period a year ago.

INCOME TAXES

For the six months ended October 31, 2003, as well as the six months ended October 31, 2002, we did not record any income taxes as a result of our cumulative net operating losses in prior periods.

DISCONTINUED OPERATIONS

For the six months ended October 31, 2002, we recorded a gain of $925,000 on the sale of our subsidiary, AmQUEST, due to the partial reduction of a remaining contingent liability.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the six months ended October 31, 2003 and October 31, 2002. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2003.

	Six Months Ended October 31 ($000’s omitted):
	2003	2002
Net cash provided by operating activities	3,568	4,696
Net cash (used in) provided by investing activities	(746)	1,948
Net cash used in financing activities	(295)	(842)

Net increase in cash and cash equivalents	$2,527	$5,802

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

Our operating activities provided cash of approximately $3.6 million in the six months ended October 31, 2003, and provided cash of approximately $4.7 million in the same period last year. Cash flows from operations were composed primarily of net earnings of $3.4 million, depreciation and amortization of $2.8 million, and a decrease in accounts receivable of $2.4 million. These were partially offset by a decrease in accounts payable and other accrued liabilities of $1.7 million, a decrease in deferred revenues of $1.5 million, net changes in investment securities of $1.2 million, and an increase in prepaid expenses and other assets of $855,000. For the six months ended October 31, 2002, cash flows from operations were composed primarily of depreciation and amortization of $2.6 million, income from continuing operations of $2.6 million, net changes in investment securities of $1.5 million, and a decrease in accounts receivable of $1.4 million. These were partially offset by a decrease in accounts payable and other accrued liabilities of $2.4 million, and a decrease in deferred revenues of $1.1 million.

Cash used in investing activities was approximately $746,000 for the six months ended October 31, 2003, while investing activites provided cash of approximately $1.9 million in the six months ended October 31, 2002. Cash used in investing activities for the current period was composed of capitalized software development costs of $1.7 million, purchases of Logility common stock of $317,000, and purchases of fixed assets of $96,000. This was partially offset by net changes in Logility investments of $1.4 million. In the prior year period, cash provided by investing activities was composed of net changes in Logility investments of $3.8 million, which was partially offset by capitalized software development costs of $1.6 million, purchases of fixed assets of $179,000, and purchases of Logility common stock of $79,000.

Cash used in financing activities was approximately $295,000 for the six months ended October 31, 2003, and approximately $842,000 for the six months ended October 31, 2002. Cash used in financing activities for the current period was primarily composed of cash dividends paid of $1.4 million, and repurchases of treasury stock of $417,000, partially offset by proceeds from the exercise of stock options of $1.5 million. For the prior year period, cash used in financing activities consisted primarily of repurchases of common stock of $871,000.

Days Sales Outstanding in accounts receivable was 59 days as of October 31, 2003, compared to 66 days at October 31, 2002. This decrease was due primarily to lower total revenues in the six months ended October 31, 2003.

At October 31, 2003, our current ratio was 4.7 to 1 and cash, cash equivalents and investments totaled

67% of total assets. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the current economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or substantial interest expense.

On July 9, 2003, our Board of Directors initiated a dividend policy and declared an initial quarterly cash dividend of $0.06 per share of American Software common stock. The first cash dividend was paid on September 19, 2003 to Class A and Class B shareholders of record at the close of business on August 20, 2003. On August 20, 2003, our Board of Directors declared a quarterly cash dividend of $0.06 per share of American Software common stock, payable on December 15, 2003 to Class A and Class B shareholders of record at the close of business on November 24, 2003.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 22, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For these repurchase plans, as of December 10, 2003, we have repurchased approximately 2.4 million shares of common stock at a cost of approximately $8.5 million. In the second quarter of fiscal 2004, we purchased a total of 61,000 shares at a total cost of approximately $304,000, for an average price of $4.99 per share.

On December 15, 1997, Logility’s Board of Directors approved a resolution authorizing it to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For all repurchase plans, as of December 10, 2003, Logility had repurchased a cumulative total of approximately 818,000 shares at a total cost of $5.1 million. In the second quarter of fiscal 2004, Logility purchased a total of 43,100 shares at a total cost of approximately $188,400, for an average price of $4.37 per share.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“Interpretation 46”). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities, as defined. Interpretation 46 applied immediately to variable interests in variable interest entities obtained after January 31, 2003. The application of Interpretation 46 had no effect on our financial statements. In addition, for variable interests in variable interest entities obtained before February 1, 2003, consolidation is required for interim periods ending after December 15, 2003. We are evaluating the impact, if any, of this provision of the Interpretation.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for the classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The adoption of SFAS 150 is not expected to have a material effect on our consolidated financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

In the quarter and six months ended October 31, 2003, we generated 7% of our revenues outside the United States. Our foreign subsidiaries or value added resellers are usually the source of our international sales, which typically are denominated in U.S. Dollars, British Pounds Sterling or Euros. However, the expenses that our foreign subsidiaries incur are denominated in the local currencies. The effect of foreign exchange rate fluctuations on us during the quarter and six months ended October 31, 2003 was not material. We have not engaged in any hedging activities.

Interest rates

We manage our interest rate risk by maintaining an investment portfolio of available-for-sale instruments, or in the case of our Logility subsidiary, held-to-maturity instruments, with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value and carrying value of our securities at October 31, 2003 were both approximately $61.3 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of a local bank. Such operating cash balances held at banks outside the United States are minor and denominated in the local currency.

Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. In addition, our investments in equity securities are subject to stock market volatility. Due in part to these factors, our future investment income may fall short of expectations or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. Should our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal. We attempt to limit our exposure to the risks associated with interest rate fluctuations by concentrating a substantial portion of our investments in instruments with relatively short maturities. Accordingly, we believe that fluctuations in interest rates will not have a material affect on our financial condition or results of operations.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have, as of the end of the period covered by this report, evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow management to make timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2003 Annual Meeting of Shareholders on August 18, 2003.

(b)	The shareholders elected the following directors at the meeting:

James C. Edenfield, J. Michael Edenfield, David H. Gambrell, Dennis Hogue, Dr. John J. Jarvis, James B. Miller, Jr., Dr. Thomas L. Newberry and Thomas L. Newberry, V.

(c)	At the Company’s 2003 Annual Meeting of Shareholders, the only Shareholder vote taken was with respect to the election of directors. All current directors were nominated for re-election, and all were re-elected. There were no other nominees for director. The specific results of that shareholder vote were as follows:

Directors elected by Class A shareholders:

Dennis Hogue: Votes “For:” 15,910,023; Withholding Authority to Vote “For:” 109,919

John J. Jarvis: Votes “For:” 15,915,649; Withholding Authority to Vote “For:” 104,293

James B. Miller, Jr.: Votes “For:” 15,911,092; Withholding Authority to Vote “For:” 108,850

Directors elected by Class B shareholders:

James C. Edenfield: Votes “For:” 3,842,289; Votes “Against:” 0

J. Michael Edenfield: Votes “For:” 3,842,289; Votes “Against:” 0

David H. Gambrell: Votes “For:” 3,842,289; Votes “Against:” 0

Dr. Thomas L. Newberry: Votes “For:” 3,842,289; Votes “Against:” 0

Thomas L. Newberry, V: Votes “For:” 3,842,289; Votes “Against:” 0

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibits 32.1-32.2. Section 906 Certifications

(b) The following reports on Form 8-K were furnished during the quarter ended October 31, 2003:

1. Report on Form 8-K dated August 20, 2003.

2. Report on Form 8-K dated August 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 11, 2003	By:	/s/ James C. Edenfield
James C. Edenfield President, Chief Executive Officer and Treasurer

Date: December 11, 2003	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer

Date: December 11, 2003	By:	/s/ Deirdre J. Lavender
Deirdre J. Lavender Controller and Principal Accounting Officer