Form 10-Q
period 2004-01-31
AMERICAN SOFTWARE INC
filed 2004-03-15
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 12, 2004
Class A Common Stock, $.10 par value	19,573,742 Shares

Class B Common Stock, $.10 par value	3,742,289 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended January 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except share data)

(Unaudited)

	January 31, 2004	April 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$30,085	$30,724
Investments - current	35,848	29,017
Trade accounts receivable, less allowance for doubtful accounts of $768 at January 31, 2004 and $788 at April 30, 2003:
Billed	6,529	6,736
Unbilled	2,380	3,884
Prepaid expenses and other current assets	1,129	1,035

Total current assets	75,971	71,396
Investments – noncurrent	557	836
Property and equipment, less accumulated depreciation and amortization	7,815	8,918
Capitalized computer software development costs, less accumulated amortization	7,007	7,271
Goodwill	4,473	4,346
Other assets, net	1,748	1,573

	$97,571	$94,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,374	$412
Accrued compensation and related costs	1,934	2,761
Dividend payable	1,399	—
Other current liabilities	2,168	3,807
Deferred revenue	9,250	10,180

Total current liabilities	16,125	17,160

Minority interest	4,533	4,202
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares; Issued 23,355,927 shares at January 31, 2004 and 21,959,600 shares at April 30, 2003	2,335	2,196
Class B, $.10 par value. Authorized 10,000,000 shares; Issued and outstanding 3,742,289 shares at January 31, 2004 and 3,842,289 shares at April 30, 2003; convertible into Class A shares on a one-for-one basis	374	384
Additional paid-in capital	70,237	67,001
Accumulated other comprehensive income	236	236
Retained earnings	24,236	22,872
Class A treasury stock, at cost, 3,782,185 shares at January 31, 2004 and 3,636,185 shares at April 30, 2003	(20,505)	(19,711)

Total shareholders’ equity	76,913	72,978

	$97,571	$94,340

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Revenues:
License fees	$3,823	$3,496	$9,396	$9,101
Services and other	6,277	6,545	18,244	20,160
Maintenance	4,541	4,893	13,633	15,021

Total revenues	14,641	14,934	41,273	44,282

Cost of revenues:
License fees	1,103	1,185	3,268	3,062
Services and other	4,502	4,817	12,375	14,154
Maintenance	1,118	1,323	3,508	4,329

Total cost of revenues	6,723	7,325	19,151	21,545

Gross Margin	7,918	7,609	22,122	22,737

Operating expenses:
Research and development costs	1,885	1,915	5,824	6,183
Less: Capitalized computer software research and development costs	(826)	(685)	(2,532)	(2,256)
Sales and marketing	2,899	2,807	8,448	8,634
General and administrative	2,449	2,464	6,726	6,888
Provision for doubtful accounts	45	107	166	353

Total operating expenses	6,452	6,608	18,632	19,802

Operating income	1,466	1,001	3,490	2,935

Other income (expense):
Interest income	302	291	879	957
Gain/(loss) on investments and other	453	(61)	1,365	(99)
Minority interest	(160)	(127)	(238)	(138)

Income from continuing operations before income taxes	2,061	1,104	5,496	3,655

Income taxes	—	—	—	—

Income from continuing operations	2,061	1,104	5,496	3,655
Discontinued Operations:
Gain on sale of discontinued segment	—	557	—	1,482

Net earnings	$2,061	$1,661	$5,496	$5,137

Net earnings per common share:
Basic:
Continuing Operations	$0.09	$0.05	$0.24	$0.16
Discontinued Operations	—	0.02	—	0.07

	$0.09	$0.07	$0.24	$0.23

Diluted:
Continuing Operations	$0.08	$0.05	$0.22	$0.16
Discontinued Operations	—	0.02	—	0.06

	$0.08	$0.07	$0.22	$0.22

Shares used in the calculation of net earnings per common share:
Basic	22,947	22,342	22,655	22,483

Diluted	25,055	22,932	24,571	23,142

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$5,496	$5,137
Income from discontinued operations	—	1,482

Income from continuing operations	5,496	3,655

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,255	3,940
Minority interest	238	138
Provision for doubtful accounts	166	353
Net loss (gain) on investments	(953)	511
Change in operating assets and liabilities:
Purchases of trading securities	(10,890)	(3,708)
Proceeds from sales of trading securities	5,889	3,292
Proceeds from maturities of investments	3,052	100
Accounts receivable	1,545	151
Prepaid expenses and other assets	(269)	(124)
Accounts payable and other accrued liabilities	(1,504)	(2,950)
Deferred revenue	(930)	(348)

Net cash provided by continuing operations	6,095	5,010
Income from discontinued operations	—	1,482
Change in discontinued operations assets and liabilities	—	(1,482)

Net cash provided by operating activities	6,095	5,010

Cash flows from investing activities:
Capitialized software development costs	(2,532)	(2,256)
Purchases of property and equipment	(166)	(231)
Purchases of investments	(78,364)	(66,681)
Proceeds from maturities of investments	74,714	68,089
Purchases of common stock by subsidiary	(317)	(203)

Net cash used in investing activities	(6,665)	(1,282)

Cash flows from financing activities:
Repurchase of common stock	(794)	(1,399)
Dividends paid	(2,733)	—
Proceeds from exercise of stock options	3,440	51
Proceeds from Shareholder Stock Purchase Plan	18	12

Net cash used in financing activities	(69)	(1,336)

Net (decrease) increase in cash and cash equivalents	(639)	2,392
Cash and cash equivalents at beginning of period	30,724	31,429

Cash and cash equivalents at end of period	$30,085	$33,821

Supplemental disclosures of cash paid during the period for:
Income taxes	$276	$—

Interest	$—	$—

Supplemental disclosures of noncash operating, investing, and financing activities:
Accrual of dividend payable	$1,399	$—

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2004

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

We have adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. We have not included consolidated statements of comprehensive income in the accompanying unaudited condensed consolidated financial statements since comprehensive income and net earnings presented in the accompanying condensed consolidated statements of operations would be substantially the same.

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

Services and Other. Revenue derived from services and other primarily includes consulting, implementation, and training. We bill under both time and materials and fixed fee arrangements and recognize revenues as we perform the services. We classify the reimbursements that we receive for travel and other out-of-pocket expenses incurred in connection with consulting, implementation, and training services as revenue in our consolidated statements of operations.

Maintenance. Revenue derived from maintenance contracts primarily includes telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Typically, we enter into maintenance contracts for a separate fee, with initial contractual periods ranging from one to three years, and with renewal provisions for additional periods thereafter. We generally bill maintenance fees

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2004

annually in advance. We recognize maintenance revenue ratably over the term of the maintenance agreement. In situations where we bundle all or a portion of the maintenance fee with the license fee, we determine VSOE for maintenance based on prices that apply when we sell maintenance separately.

Indirect Channel Revenue. We recognize a sale that we make through indirect channels when the distributor makes the sale to an end-user, or upon delivery to the reseller, when the license fee is fixed and determinable, the license fee is nonrefundable, and all other conditions of SOP 97-2 and SOP 98-9 are met.

Deferred Revenue. Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenue is recognized.

D.	Major Customer

No single customer accounted for more than 10% of our total revenues in the quarter ended January 31, 2004. One customer accounted for 11% of our total revenues in the nine months ended January 31, 2004. No single customer accounted for more than 10% of our total revenues in the quarter or nine months ended January 31, 2003.

E.	Sale of Wholly-Owned Subsidiary

On February 5, 2002, we sold our wholly-owned subsidiary, AmQUEST, Inc., to Infocrossing, Inc. We have reclassified the results of operations of AmQUEST, Inc. as discontinued operations in our condensed consolidated statements of operations for all periods presented. For the nine months ended January 31, 2003, we recorded a gain of $1.5 million on the sale of AmQUEST.

F.	Declaration of Dividend Payable

On December 9, 2003, our Board of Directors declared a quarterly cash dividend of $0.06 per share of American Software common stock. The cash dividend is payable on March 1, 2004 to Class A and Class B shareholders of record at the close of business on February 15, 2004.

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

January 31, 2004

We use the same numerator in calculating both basic and diluted net earnings per common share for a given period. We base the denominator on the number of common shares as shown in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	19,151	18,330	18,828	18,424
Class B Shares	3,796	4,012	3,827	4,059

Basic weighted average common shares outstanding	22,947	22,342	22,655	22,483

Dilutive effect of outstanding Class A common stock options outstanding	2,108	590	1,916	659

Total	25,055	22,932	24,571	23,142

Net earnings	$2,061	$1,661	$5,496	$5,137

Net earnings per common share:
Basic	$0.09	$0.07	$0.24	$0.23

Diluted	$0.08	$0.07	$0.22	$0.22

For the three months ended January 31, 2004, we excluded options to purchase 199,016 shares of common stock from the computation of diluted earnings per share, and for the nine months ended January 31, 2004, we excluded options to purchase 306,884 shares of common stock from that computation. For the three months ended January 31, 2003, we excluded options to purchase 2,562,966 shares of common stock, and for the nine months ended January 31, 2003, we excluded 2,087,430 shares from that computation. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of January 31, 2004, we had a total of 3,597,573 options outstanding and as of January 31, 2003, we had a total of 4,955,584 options outstanding.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2004

The following table illustrates the pro-forma effect on net earnings if we had applied the fair-value-based method in each period:

	Three months ended January 31		Nine months ended January 31
	2004	2003	2004	2003
	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings as reported	$2,061	$1,661	$5,496	$5,137
Less total stock-based compensation expense determined under fair value based method for all awards	(240)	(408)	(821)	(1,909)

Pro forma net earnings	$1,821	$1,253	$4,675	$3,228

Basic earnings per share:
As reported	$0.09	$0.07	$0.24	$0.23
Pro forma	$0.08	$0.06	$0.21	$0.14

Diluted earnings per share:
As reported	$0.08	$0.07	$0.22	$0.22
Pro forma	$0.07	$0.05	$0.19	$0.14

I.	Industry Segments

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Collaborative Supply Chain Management, which provides business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 86%-owned subsidiary Logility, Inc. In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2004 and January 31, 2003:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2004

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Revenues:
Enterprise Resource Planning	$5,937	$6,280	$18,141	$20,114
Collaborative Supply Chain Management	6,514	6,449	17,043	17,650
IT Consulting	2,190	2,205	6,089	6,518

	$14,641	$14,934	$41,273	$44,282

Operating income before intersegment eliminations:
Enterprise Resource Planning	$470	$48	$1,738	$2,044
Collaborative Supply Chain Management	944	843	1,425	584
IT Consulting	52	110	327	307

	$1,466	$1,001	$3,490	$2,935

Intersegment eliminations:
Enterprise Resource Planning	$(387)	$(394)	$(1,168)	$(1,331)
Collaborative Supply Chain Management	387	394	1,168	1,331
IT Consulting	—	—	—	—

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$83	$(346)	$570	$713
Collaborative Supply Chain Management	1,331	1,237	2,593	1,915
IT Consulting	52	110	327	307

	$1,466	$1,001	$3,490	$2,935

Capital expenditures:
Enterprise Resource Planning	$37	$27	$86	$164
Collaborative Supply Chain Management	33	20	80	60
IT Consulting	—	7	—	7

	$70	$54	$166	$231

Capitalized Software:
Enterprise Resource Planning	$25	$17	$80	$99
Collaborative Supply Chain Management	801	668	2,452	2,157
IT Consulting	—	—	—	—

	$826	$685	$2,532	$2,256

Depreciation and amortization:
Enterprise Resource Planning	$326	$326	$1,030	$975
Collaborative Supply Chain Management	1,134	1,058	3,224	2,965
IT Consulting	—	—	1	—

	$1,460	$1,384	$4,255	$3,940

			January 31, 2004	April 30, 2003
Identifiable assets:
Enterprise Resource Planning			$54,600	$51,527
Collaborative Supply Chain Management			41,844	41,502
IT Consulting			1,127	1,311

			$97,571	$94,340

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2004

J. Certain Relationships and Related Transactions

Relationship and Certain Transactions with Logility, Inc.

In 1997, we completed an initial public offering of 2,200,000 shares of common stock in our subsidiary, Logility, Inc. (“Logility”). Prior to that time, Logility was a wholly-owned subsidiary, operating as our supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, American Software and Logility entered into a number of agreements for the purpose of defining certain relationships between the parties (the “Intercompany Agreements”). We summarize the Intercompany Agreements below. As a result of our majority ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation. However, management believes that the rates negotiated in the agreements reflect fair market values.

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

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either party elects not to renew. The parties have renewed the Services Agreement annually since the initial term. Logility will indemnify us against any damages that we may incur in connection with our performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with our rendering of services under the Services Agreement.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2004

The following table summarizes amounts paid to us under the Services Agreement:

Service	Cost methodology	Three months ended January 31, 2004	Three months ended January 31, 2003	Nine months ended January 31, 2004	Nine months ended January 31, 2003
• General corporate services, including accounting and insurance expense	Apportioned based on formula to all ASI subsidiaries	$250,000	$256,000	$805,000	$861,000

• Professional services to Logility customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	9,000	17,000	43,000	36,000

• Employee benefits services	Apportioned based on formula to all ASI subsidiaries	4,000	7,000	12,000	26,000

Facilities Agreement

In 1997, American Software and Logility entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities we own or lease. American Software allocates utilities, telephone and security expenses under the Facilities Agreement based on Logility’s percentage of occupancy. The Facilities Agreement had an initial term of two years and is renewed automatically for successive one-year terms unless either party elects not to renew. We have renewed the Facilities Agreement annually since the initial term. Either party may terminate the Facilities Agreement for any reason with respect to any particular facility upon 90 days written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and is subject to the disposition by American Software of any facility that it owns. The parties valued the services related to this agreement at $117,000 for the three months ended January 31, 2004, $116,000 for the three months ended January 31, 2003, $346,000 for the nine months ended January 31, 2004, and $354,000 for the nine months ended January 31, 2003. These costs include lease expense, utilities expense, telephone expense and security expenses.

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

January 31, 2004

by American Software. For that purpose, we deem all losses of American Software and its consolidated income tax group to be utilized in the order in which we recognize them. Logility will pay us a fee intended to reimburse us for all direct and indirect costs we incur with respect to its share of our overall costs of tax-related services.

Stock Option Agreement

In 1997, Logility granted to us an option to purchase that number of shares of Logility’s common stock that would enable us to maintain the 80% ownership percentage required to continue to consolidate Logility in our consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.

Technology License Agreement

In 1997, American Software and Logility entered into a Technology License Agreement (the “Technology License Agreement”) pursuant to which Logility granted us a non-exclusive, non-transferable worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Voyager Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from us. Pursuant to the Technology License Agreement, American Software and Logility disclose to one another any enhancements and improvements that they may make or acquire in relation to a Logility Voyager Solutions product, subject to third-party confidentiality requirements. The term of the Technology License Agreement is indefinite, although Logility may terminate the Technology License Agreement for cause, and we may terminate the Technology License Agreement at any time upon 60 days’ prior written notice to Logility. The license is fully paid and royalty-free. Upon termination of the Technology License Agreement, all rights to Logility Voyager Solutions products that Logility licenses to American Software revert to Logility, while all rights to enhancements and improvements we make to Logility Voyager Solutions products revert to us.

Marketing License Agreement

Effective August 1, 2002, American Software USA, Inc. (“USA”), our wholly owned subsidiary, and Logility entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to Logility’s product line. The Marketing License Agreement provided for the payment to USA of a commission equal to 30% of the net license revenue collected by Logility under license agreements for Logility products with certain end-users who are also licensees of software products of American Software. This agreement replaced a similar agreement executed by the parties in 1997. The Marketing License Agreement expired July 31, 2003 and has not been extended. USA earned no payments under the Marketing License Agreement for the three and nine months ended January 31, 2004, and for the three months ended January 31, 2003. The parties valued the services related to the Marketing License Agreement at $62,000 for the nine months ended January 31, 2003.

K. Leases

In September, 2003, we discontinued the lease of a two-story, 17,500 square foot building at 443 East Paces Ferry Road, N.E., Atlanta, Georgia, which in recent years we had used primarily for financial administration and technical staffing. This building is owned by a limited partnership of which

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2004

Thomas L. Newberry and James C. Edenfield, principal shareholders of American Software, are the sole partners. The term of the lease initially expired December 31, 1996, and had been continued on a quarterly basis with a base annual rental rate of $17.00 per square foot, or $300,000 per year.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2004” and “fiscal 2003” refer to our fiscal years ending April 30, 2004 and 2003, respectively.

BUSINESS OVERVIEW

We develop, market, and support enterprise resource planning (ERP) and supply chain management software solutions. Our product line encompasses integrated business applications such as demand forecasting, logistics planning, warehouse management, order management, financials, manufacturing, and transportation solutions. We offer professional services to our customers in support of our products and third-party products. These services include project management, implementation, product education, technical consulting, programming, system integration and maintenance and support. We make sales through a dedicated sales force and through relationships with third-party vendors and service providers. Sales offices are located in the United States, United Kingdom, France, and Spain.

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Collaborative Supply Chain Management, (2) Enterprise Resource Planning (ERP), and (3) IT Consulting. The Collaborative Supply Chain Management segment consists of Logility, Inc., an 86% owned subsidiary which provides collaborative supply chain solutions to help streamline and optimize the management, production, and distribution of products between manufacturers, suppliers, distributors, retailers, carriers and their respective trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry specific business software to both retailers and manufacturers in the Apparel and Sewn Products industry. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm that is a wholly-owned subsidiary. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

We derive revenues primarily from three sources: software licenses, services and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Revenues we derive from services primarily include consulting, implementation and training fees. We bill under both time and materials and fixed fee arrangements and recognize revenues as we perform services. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses.

Our selling expenses generally include the salary and commissions paid to our sales professionals, along with marketing, promotional, travel and associated costs. Our general and administrative expenses generally include the salary and benefits paid to executive, corporate and support personnel, as well as office rent, utilities, communications expenses, and various professional fees.

We currently view the following factors as the primary opportunities and risks associated with our business:

•	The opportunity to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate our software applications into their services and products and to create joint marketing opportunities. Logility currently has a number of marketing alliances, including those with IBM and SSA Global Technologies;

•	The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets;

•	Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control;

•	The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology; and

•	The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy, and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. Primarily as a result of these economic conditions, as well as increased competition in the business application area, we restructured our business in the first half of fiscal 2001 in order to streamline our operations and maintain profitability. Our restructuring consisted of changes in sales management, a redirection of marketing efforts, and general reductions in expenditure levels across all functional areas.

We believe that the overall world economy, the U.S. economy, and the economic environment for business software spending appear to be improving slightly. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines are improving slightly, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2004 and 2003:

	Percentage of Total Revenues		Pct. Change in Dollars
	2004	2003	2004 vs 2003
Revenues:
License fees	26%	23%	9%
Services and other	43	44	(4)
Maintenance	31	33	(7)

Total revenues	100	100	(2)

Cost of revenues:
License fees	8	8	(7)
Services and other	30	32	(7)
Maintenance	8	9	(15)

Total cost of revenues	46	49	(8)

Gross margin	54	51	4
Operating expenses:
Research and development costs	13	13	(2)
Less: Capitalized computer software research and development costs	(6)	(5)	21
Sales and marketing	20	19	3
General and administrative	17	16	(1)
Provision for doubtful accounts	—	1	nm

Total operating expenses	44	44	(2)

Operating income	10	7	46

Other income (expense):
Interest income	2	2	4
Gain/(loss) on investments and other	3	(1)	nm
Minority interest	(1)	(1)	26

Income from continuing operations before income taxes	14	7	87
Income taxes	—	—	—

Income from continuing operations	14	7	87
Discontinued operations:
Gain on sale of discontinued segment	—	4	nm

Net earnings	14%	11%	24%

nm – not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2004 and 2003:

	Percentage of Total Revenues		Pct. Change in Dollars
	2004	2003	2004 vs 2003
Revenues:
License fees	23%	20%	3%
Services and other	44	46	(10)
Maintenance	33	34	(9)

Total revenues	100	100	(7)

Cost of revenues:
License fees	8	7	7
Services and other	30	32	(13)
Maintenance	8	10	(19)

Total cost of revenues	46	49	(11)

Gross margin	54	51	(3)
Operating expenses:
Research and development costs	14	14	(6)
Less: Capitalized computer software research and development costs	(6)	(5)	12
Sales and marketing	21	19	(2)
General and administrative	16	16	(2)
Provision for doubtful accounts	—	1	nm

Total operating expenses	45	45	(6)

Operating income	8	6	19

Other income (expense):
Interest income	2	2	(8)
Gain/(loss) on investments and other	3	—	nm
Minority interest	—	—	72

Income from continuing operations before income taxes	13	8	50
Income taxes	—	—	—

Income from continuing operations	13	8	50
Discontinued operations:
Gain on sale of discontinued segment	—	4	nm

Net earnings	13%	12%	7%

nm – not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2004 AND 2003

REVENUES:

For both the quarter and nine months ended January 31, 2004, the decline in revenues is primarily attributable to decreases in services and maintenance revenues, partially offset by an increase in license fee revenues.

International revenues represented approximately 7% of total revenues in the quarter ended January 31, 2004, compared to approximately 17% in the same period a year ago, and international revenues represented approximately 7% of total revenues in the nine months ended January 31, 2004, compared to approximately 13% in the same period a year ago. These decreases were due primarily to two significant international license fee transactions in the prior year periods. Our international revenues fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

No single customer accounted for more than 10% of our total revenues in the quarters ended January 31, 2004 and January 31, 2003, and in the nine months ended January 31, 2003. One customer accounted for 11% of our total revenues in the nine months ended January 31, 2004.

LICENSES. For the quarter ended January 31, 2004, license fee revenues increased due to generally improving economic conditions, as well as increased sales effectiveness. License fee revenues from Logility increased 9% to $2.6 million and constituted 67% of total license fee revenues for the quarter ended January 31, 2004, compared to $2.3 million for the same prior year period, which also comprised 67% of total license fee revenues. For the nine months ended January 31, 2004, the increase in license fee revenues was due primarily to increased sales effectiveness in our ERP segment. Logility contributed license fee revenues of $4.8 million, or 52% of total license fee revenues, compared to $5.4 million, or 59% of total license fee revenues for the prior year period.

The direct sales channel provided approximately 89% of license fee revenues for the quarter ended January 31, 2004, compared to approximately 92% in the comparable quarter a year ago, and provided approximately 89% in the nine months ended January 31, 2004, compared to approximately 92% in the same period a year ago. For the quarter ended January 31, 2004, our margins after commissions on direct sales were approximately 86%, and our margins after commissions on indirect sales were approximately 91%. For the nine months ended January 31, 2004, our margins after commissions on direct sales were approximately 84%, and our margins after commissions on indirect sales were approximately 91%.

SERVICES AND OTHER. The decreases for both the quarterly and nine-month periods were primarily the result of lower software implementation services related to decreased license fees in recent periods. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The decreases in total maintenance revenues for both the quarter and nine months ended January 31, 2004 were due primarily to decreased maintenance renewals from legacy ERP customers. For the quarter ended January 31, 2004, maintenance revenues from Logility increased 2% to $2.8 million, and constituted 62% of total maintenance revenues, compared to the same level of revenues for the corresponding prior year period, which comprised 57% of total maintenance revenues. For the nine months ended January 31, 2004, Logility contributed maintenance revenues of $8.3 million, or 61% of total maintenance revenues, compared to $8.2 million, or 54% of total maintenance revenues for the prior year period. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
($000’s omitted)	2004		2003		2004		2003
Gross margin on license fees:	$2,720	71%	$2,311	66%	$6,128	65%	$6,039	66%
Gross margin on services and other:	$1,775	28%	$1,728	26%	$5,869	32%	$6,006	30%
Gross margin on maintenance:	$3,423	75%	$3,570	73%	$10,125	74%	$10,692	71%

Total gross margin:	$7,918	54%	$7,609	51%	$22,122	54%	$22,737	51%

The increase in total gross margin for the quarter ended January 31, 2004 was due primarily to an increase in gross margin on license fees. For the nine months ended January 31, 2004, total gross margin percentage increased while the dollar amount of gross margin decreased due to the decrease in total revenues.

LICENSES. The increase in license fee gross margin for the quarter ended January 31, 2004 was due primarily to higher license fee revenues, while the decrease in gross margin percentage for the nine months was due to lower license fee revenues in the first two quarters of the fiscal year. License fee gross margin tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, which is the primary component of cost of license fees.

SERVICES AND OTHER. For the quarter ended January 31, 2004, the increase in gross margin was due primarily to cost reduction efforts, partially offset by the decrease in services and other revenues. For the nine months ended January 31, 2004, we were able to increase services and other gross margin percentage while the dollar amount of services and other gross margin declined because we were able to reduce the cost of services in greater proportion to the dollar decrease in services revenues.

MAINTENANCE. For both the quarter and nine months ended January 31, 2004, maintenance gross margin percentages increased while the dollar amounts of maintenance gross margin decreased due primarily to cost containment efforts in connection with ERP maintenance.

EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted):
	January 31, 2004	Percent Change	January 31, 2003
Gross product research and development costs	$1,885	(2)%	$1,915
Percentage of total revenues	13%		13%
Less: capitalized computer software research and development costs	$(826)	21%	$(685)
Percentage of gross product research and development costs	44%		36%

Product research and development expenses	$1,059	(14)%	$1,230
Percentage of total revenues	7%		8%

	Nine Months Ended ($000’s omitted):
	January 31, 2004	Percent Change	January 31, 2003
Gross product research and development costs	$5,824	(6)%	$6,183
Percentage of total revenues	14%		14%

Less: capitalized computer software research and development costs	$(2,532)	12%	$(2,256)

Percentage of gross product research and development costs	43%		36%

Product research and development expenses	$3,292	(6)%	$3,927
Percentage of total revenues	8%		9%

For the quarter and nine months ended January 31, 2004, capitalized software development costs increased while gross product research and development costs decreased when compared to the prior year periods. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the nine months ended January 31, 2004, our Logility subsidiary ended the development phase of Logility Voyager Solutions 7.0, which caused an increase in capitalized development costs during the period. Due to the ending of this development phase, we expect capitalized development costs to show a decreasing trend in coming quarters.

Sales and Marketing

For the quarter ended January 31, 2004, sales and marketing expenses increased 3% from the same period a year ago, to approximately $2.9 million, due primarily to sales commissions related to the increase in license fee revenues, and to a lesser extent increased spending on marketing efforts such as trade show activities. In the nine months ended January 31, 2004, sales and marketing expenses decreased 2%, to approximately $8.4 million, due primarily to cost reduction efforts in the first and second quarters of the current fiscal year, partially offset by the increase in sales and marketing expenses due to the increase in license fee revenues in the quarter ended January 31, 2004.

General and Administrative

For the quarter ended January 31, 2004, general and administrative expenses decreased 1% to approximately $2.4 million, from $2.5 million in the prior year quarter. For the nine months ended January 31, 2004, general and administrative expenses decreased 2%, to approximately $6.7 million, from $6.9 million in the prior year period. These decreases were due primarily to cost reduction efforts. For the three months ended January 31, 2004, the average number of total employees was approximately 294, compared to approximately 309 for the three months ended January 31, 2003.

Provision for Doubtful Accounts

For the quarter ended January 31, 2004, we recognized a provision for doubtful accounts of $45,000, which represents a decrease of 58% from the charge of $107,000 taken in the corresponding prior year quarter. For the nine months ended January 31, 2004, we recognized a provision for doubtful accounts of $166,000, which represents a decrease of 53% from the charge of $353,000 taken in the corresponding prior year period. These decreases were due to fewer collection issues among outstanding accounts receivable.

OTHER INCOME/MINORITY INTEREST

Other income is comprised of interest and dividend income, rental income, realized and unrealized gains and losses from investments and minority interest in subsidiaries’ earnings (loss). Other income, excluding minority interest, increased to $755,000 in the quarter ended January 31, 2004 compared to $230,000 for the same period a year ago. In the nine months ended January 31, 2004, other income increased to approximately $2.2 million, from $858,000 in the prior year period. These increases were primarily the result of unrealized gains on investments in the current periods.

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Minority interest reduced income by $160,000 in the quarter ended January 31, 2004, compared to $127,000 for the same quarter a year ago, and reduced income by $238,000 in the nine months ended January 31, 2004, compared to $138,000 in the prior year period.

INCOME TAXES

For the quarters ended January 31, 2004 and January 31, 2003, as well as the nine months ended January 31, 2004 and January 31, 2003, we did not record any income taxes as a result of our cumulative net operating losses in prior periods.

DISCONTINUED OPERATIONS

For the quarter ended January 31, 2003, we recorded a gain of $557,000 on the sale of our subsidiary, AmQUEST, due to the partial reduction of a remaining contingent liability.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Sources and Uses of Cash

We have historically funded, and continue to fund, our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash that our operating activities provide generally reflect the changes in net income and non-cash operating items plus the effect of changes in operating assets and liabilities, such as investment trading securities, trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue. We have no debt obligations or off-balance sheet financing arrangements and therefore we used no cash for debt service purposes.

The following tables show information about our cash flows and liquidity positions during the nine months ended January 31, 2004 and January 31, 2003. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2003.

	Nine Months Ended January 31 (in thousands)
	2004	2003
Net cash provided by operating activities	$6,095	$5,010
Net cash used in investing activities	(6,665)	(1,282)
Net cash used in financing activities	(69)	(1,336)

Net change in cash and cash equivalents	$(639)	$2,392

For the nine months ended January 31, 2004, the increase in cash provided by operating activities was due primarily to a decrease in accounts receivable, partially offset by a decrease in accounts payable, accrued costs and other liabilities. The decrease in accounts receivable was attributable to better collection efforts, and to a lesser extent the decrease in total revenues for the period.

For the nine months ended January 31, 2004, the increase in cash used in investing activities was due primarily to increased purchases of short-term investments. For the nine months ended January 31, 2004, the decrease in cash used in financing activities was due primarily to increases in proceeds from the exercise of stock options, partially offset by the cash dividends paid on common stock.

Days Sales Outstanding in accounts receivable were 59 days as of January 31, 2004, compared to 72 days as of January 31, 2003. This decrease was due primarily to better collection efforts. Our current ratio on January 31, 2004 was 4.7 to 1.

	As of January 31 (in thousands)
	2004	2003
Cash and cash equivalents	$30,085	$33,821
Investments	36,405	24,223

Total cash and investments	$66,490	$58,044

Net increase in total cash and investments (nine months ended Jan. 31)	$5,913	$789

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $66.5 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On July 9, 2003, our Board of Directors initiated a dividend policy and declared an initial quarterly cash dividend of $0.06 per share of American Software common stock. The first cash dividend was paid on September 19, 2003 to Class A and Class B shareholders of record at the close of business on August 20, 2003. A second dividend was paid on December 15, 2003. On December 9, 2003, our Board of Directors declared a quarterly cash dividend of $0.06 per share of American Software common stock, payable on March 1, 2004 to Class A and Class B shareholders of record at the close of business on February 15, 2004.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that our Logility subsidiary generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments). For the nine-month period ended January 31, 2004, we generated approximately $1.1 million in cash from operations, exclusive of cash that Logility generated from its operations. This cash generated by operations amounted to approximately $0.05 per share, and $0.04 per share on a diluted basis. As of January 31, 2004, our cash and investments, exclusive of Logility’s cash and investments, were approximately $37.1 million, or $1.62 per share, and $1.48 per share on a diluted basis.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 22, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For these repurchase plans, through March 12, 2004, we have repurchased approximately 2.4 million shares of common stock at a cost of approximately $8.5 million. In the third quarter of fiscal 2004, we purchased a total of 60,000 shares at an average price of $6.28 per share. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

On December 15, 1997, Logility’s Board of Directors approved a resolution authorizing it to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For all repurchase plans, through March 12, 2004, Logility had repurchased a cumulative total of 818,265 shares at a total cost of $5.1 million. In the third quarter of fiscal 2004, Logility did not make any repurchases of its common stock. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements applicable to the Company beyond those we reported in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2003, as filed with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2003, as filed with the SEC, we described the policies and estimates relating to revenue recognition, allowance for doubtful accounts, valuation of long-lived and intangible assets, and income taxes as our critical accounting policies, and since then, we have made no changes to our reported critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended January 31, 2004, we generated 7% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effect of foreign exchange rate fluctuations on us during the quarter ended January 31, 2004 was not material. We have not engaged in any hedging activities.

Interest rates. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of trading securities, or in the case of our Logility subsidiary, held-to-maturity instruments, with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. dollars. The fair market value and carrying value of our securities at January 31, 2004 were both approximately $64.5 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

  We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of our stock in the quarter ended January 31, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2003 through November 30, 2003	40,000	$6.36	40,000	1,772,768
December 1, 2003 through December 31, 2003	20,000	$6.13	20,000	1,752,768
January 1, 2004 through January 31, 2004	0	$0.00	0	1,752,768

Total Fiscal 2004 Third Quarter	60,000	$6.28	60,000	1,752,768

The following table summarizes repurchases of stock made by our Logility subsidiary in the quarter ended January 31, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2003 through November 30, 2003	—	—	—	731,835
December 1, 2003 through December 31, 2003	—	—	—	731,835
January 1, 2004 through January 31, 2004	—	—	—	731,835

Total Fiscal 2004 Third Quarter	—	—	—	731,835

Item 3.	Defaults Upon Senior Securities

  Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 10.1. Amended Split-Dollar Agreement between American Software, Inc. and James C. Edenfield.

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibits 32.1-32.2. Section 906 Certifications

(b) The following report on Form 8-K was furnished during the quarter ended January 31, 2004:

1. Report on Form 8-K dated November 18, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: March 12, 2004	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: March 12, 2004	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 12, 2004	By:	/s/ Deirdre J. Lavender
Deirdre J. Lavender
Controller and Principal
Accounting Officer