Form 10-K
period 2004-04-30
AMERICAN SOFTWARE INC
filed 2004-07-14
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

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

Class A Common Shares, $.10 Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

At October 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, 18,884,151 Class A Common Shares and 3,842,289 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 31, 2003) of the Class A shares held by non-affiliates on that date was approximately $118.9 million. At July 9, 2004, 20,072,950 Class A Common Shares and 3,549,994 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 16, 2004 are incorporated by reference into Part III.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2004

PART I

ITEM 1.    BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

We believe that it is important to communicate our future expectation to our shareholders and to the public. This report contains forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “will,” “seek,” “estimate,” “believe,” “expect,” and similar expressions that convey uncertainty of future events or outcomes . Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

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

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Collaborative Supply Chain Management, (2) Enterprise Resource Planning (ERP), and (3) Information Technology (“IT”) Consulting. The Collaborative Supply Chain Management segment consists of Logility, Inc., an 86% owned subsidiary which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry specific business software to both retailers and manufacturers in the Apparel, Sewn Products and Furniture industries. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

We derive revenues primarily from three sources: software licenses, services, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting and customization services. We bill primarily under time and materials arrangements and recognize revenues as we perform services. Maintenance agreements typically are for a one- to three-year term, usually commencing at the time of the initial product license. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses.

Our selling expenses generally include the salary and commissions we pay to our sales professionals, along with marketing, promotional, travel and associated costs. Our general and administrative expenses generally include the salary and benefits we pay to executive, corporate and support personnel, as well as office rent, utilities, communications expenses, and various professional fees.

Industry Background

In response to global competitive pressures, companies are continually seeking new ways to enhance the productivity of their operations. Computer software applications can be an effective tool for companies to re-engineer and streamline their core business processes. ERP applications help companies reduce employee headcount and increase employee utilization through recording, consolidating, and reporting the large quantities of transactional data that is generated through daily operations. Core ERP applications include automation of financials, human resources, and manufacturing functions. Included in the manufacturing function are “supply chain” applications that assist companies in managing relationships with external trading partners such as customers, suppliers, manufacturers, distributors, and retailers.

Companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise or supply chain can realize significant competitive advantages in the form of lower costs, greater customer responsiveness, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners to source, manufacture and deliver goods and services to the end consumer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that impact the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

Today, several market trends are driving organizations to expand collaboration with trading partners along the supply chain. A general shift in market power has forced manufacturers and distributors to become more responsive to retailers and consumers, which has increased the demand for improved planning capabilities. At the same time, global economic conditions and competitive pressures are forcing manufacturers to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are increasingly under pressure to better manage the supply chain as they seek to improve manufacturing efficiency and logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

The growth and rapid adoption of the Internet has enhanced the ability of organizations to integrate their business processes through collaborative planning to synchronize internal assets and production with external demand and supplier capabilities. Global Internet technology adoption and supply chain strategies are converging to create a competitive advantage by reducing the cost of goods sold, improving customer service, building global brands and increasing global supply chain visibility as companies move product to market quicker. Our customers’ goal is to cost effectively provide the right product in the right place at the right time at a competitive price.

To leverage the Internet for commercial benefit and facilitate enhanced collaboration among the various trading partners in the supply chain, organizations are increasingly deploying business-to-business application solutions to address their planning and supply chain execution requirements. The planning function involves the use of information to facilitate the delivery of the right products on time to the correct location and at the lowest cost. The planning process focuses on demand forecasting, inventory simulation, global sourcing, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service.

The supply chain execution function addresses procuring, manufacturing, warehousing, order fulfillment and distributing products throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with planning systems and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in the business-to-business and the business-to-consumer sectors.

In a recent report entitled “Increase Profitability by Mastering Demand,” (April 22, 2004), a leading information technology analyst firm, AMR Research, stated that “increased demand visibility is achieved across the supply chain through increased collaboration with supply chain partners. With that better visibility comes perfect order performance. Inter-enterprise collaboration, a byproduct of the Demand-Driven Supply Network (DDSN), is vital to success in mastering demand in this new business context. With better demand forecast accuracy, companies average 15% lower inventories, 17% stronger perfect order fulfillment, and 35% shorter cash-to-cash cycle times.”

In order to effectively manage and coordinate supply chain activities, companies require supply chain planning, global sourcing, supply chain execution, and supply chain event management software that provides for integrated communication, optimization and collaboration among the various constituents throughout the supply chain network. This enhanced collaboration synchronizes production plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays and excess inventory. According to the Voluntary Interindustry Commerce Standards Association (VICS), of which a representative of Logility is on the VICS Collaborative Planning, Forecasting and Replenishment (CPFR®) Steering Committee and leads the CPFR Deployment Working Group, “CPFR is a business process model for supply chain partners to coordinate plans in order to reduce variance between supply and demand.” CPFR is a business model that changes the nature of the relationship between trading partners. VICS developed it in conjunction with major retailers, manufacturers and suppliers to enable effective collaboration.

In addition, companies seek integrated planning and supply chain execution systems that further optimize the flow of products to their customers through enhanced transportation and warehouse management capabilities. Organizations are also demanding solutions that are modular and scaleable to fit the changing needs of the organization and offer rapid deployment and time-to-benefit.

Business Segments

Segment 1—Collaborative Supply Chain Management—Logility, Inc.

Our majority-owned subsidiary, Logility, Inc., provides Collaborative Supply Chain Management solutions, an integrated set of Supply Chain planning and execution solutions. We currently own approximately 86% of the common stock of Logility, the remaining 14% being publicly held (NASDAQ: LGTY).

Logility was incorporated as a Georgia corporation in 1996. Logility provides collaborative supply chain solutions to streamline and optimize the management, production and distribution of products between manufacturers, suppliers, distributors, retailers, carriers and other organizations and their respective trading partners. The supply chain refers to the complex network of business relationships with trading partners (customers, suppliers and carriers) through which they forecast, source, manufacture, store, and deliver products and services to multiple locations and customers by various modes of transportation. Supply chain operations include demand chain, supply chain, manufacturing, logistics, warehouse management, transportation and other business-to-business process management for collaborative relationships between customers, suppliers and carriers. Logility’s solutions enable enterprises to increase their market visibility to build competitive advantages and increase profitability by significantly reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions.

Leveraging its supply chain management expertise, Logility has been an innovator in developing and deploying collaborative supply chain management solutions, with its first Internet-based collaborative planning solution implemented in 1996. Logility continues to invest and expand its innovative solutions which support the CPFR standards defined by VICS. Logility’s solutions also support other emerging collaborative supply chain management standards for transportation and distribution center management, such as RFID, or radio frequency identification, a technology that uses radio waves to uniquely identify items. In the future, RFID will reduce labor costs in distribution centers, increase order accuracy, enhance visibility of inventory in transit, accelerate replenishment and provide greater operational efficiency throughout the supply chain.

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

Logility Voyager Solutions™ consist of an Internet and client/server based, integrated software suite that provides advanced supply chain management including collaborative planning, strategic network design, optimized supply sourcing, production management, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production scheduling, streamline logistics operations, reduce transportation costs, and improve customer service.

The Logility Voyager Solutions software suite is modular and scaleable to meet the management requirements of complex organizations involving tens of thousands of products across multiple sites. In addition, Logility’s solutions readily interface with a broad range of existing enterprise applications deployed on a variety of Internet and client/server operating environments and platforms. Logility has licensed one or more modules of Logility Voyager Solutions to more than 420 companies worldwide, including Bissell, ConAgra, Elizabeth Arden, Epson America, Florida Power & Light, Huhtamaki (UK) Limited, Komatsu, L’Oreal USA, McCain Foods Limited, Mercury Marine, Pernod-Ricard, Pfizer, Porsche, Shaw Industries, Sigma Aldrich, The Coleman Company, VF Corporation, and xpedx. Logility sells its products and services through direct and indirect channels. Logility derived approximately 8% of its revenues in the fiscal year ended April 30, 2004 from international sales.

Key Benefits

The key benefits of Logility’s software solutions and services include the following:

End-to-End Supply Chain Management.    Logility Voyager Solutions provide functionality that addresses the flow of information and products throughout the supply chain. By using Logility’s comprehensive supply chain planning software products with its transportation and warehouse management software solutions, Logility Voyager Solutions can more efficiently and accurately coordinate the forecasting, sourcing, production and delivery of products to the customer. This end-to-end approach allows maximum synchronization of activities along the supply chain, including collaboration with external trading partners.

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

Comprehensive Planning Solution.    Logility’s planning solution includes demand, inventory, event, life cycle, replenishment, supply, sourcing, manufacturing, and transportation planning modules that balance demand opportunities with supply constraints through the synchronization of information gathered from supply chain participants. A key benefit of Logility’s supply chain planning components is an emphasis on addressing the full range of complex demand planning requirements of customers, including comprehensive forecasting capabilities that take into account each user’s unique perspective of the supply chain. Additionally, Logility’s planning solution implements and manages key business goals such as profit maximization or cost minimization, traditional distribution resource planning (DRP), and advanced planning systems (APS). By applying financial and optimization capabilities to sourcing and production decisions, companies with complex supply chains can synchronize profits, costs, and service while simultaneously considering all supply chain constraints.

Robust Supply Chain Execution Solution.    The Supply Chain Execution components of Logility Voyager Solutions support the needs of single or multi-site distribution and logistics operations. Logility accomplishes this by systematically balancing logistics strategies, customer service policies, carrier effectiveness and inventory levels to optimize warehouse and transportation operations and leverage collaboration with carriers to optimize the distribution network, gain greater visibility of inventory in-transit and improve customer service.

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

Open, Scaleable, Internet and Client/Server Architecture.    Logility has designed its software to use the Internet to reach remote corporate users and incorporate external trading partners. Logility’s application suite integrates with existing in-house and third-party software applications and a variety of operating environments and platforms. The software is scaleable to manage complex processes involving tens of thousands of products across multiple global sites.

Product Features

Logility has designed the Logility Voyager Solutions suite to synchronize demand opportunities with supply constraints, sourcing alternatives and logistics operations. The suite is comprised of a series of Internet and client/server based, integrated modules that provide a robust solution for supply chain management resulting in both internal and external collaboration to streamline the supply chain. Logility’s customers can implement these modules individually, as well as in combinations or as a full solution suite. Logility Voyager Solutions support multiple communications protocols and is designed to operate with industry-standard open technologies, including leading web-based and client/server environments, such as Windows NT/Windows 2000, UNIX, and iSeries (AS/400) on Oracle, Microsoft SQL Server and DB2 databases. The following summarizes key features of Logility’s product line:

Module	Features
VALUE CHAIN COLLABORATION
Logility Voyager Collaborate™	• VICS Collaborative Planning, Forecasting and Replenishment (CPFR) compliant
• Collaborative planning with trading partners (customers and suppliers)
• Internal Sales and Operations Planning (S&OP)
• Open integration architecture supports rapid integration with various forecasting scenarios
• Workflows define and tailor business processes
• Exception-based management of supply chain business conditions
• Deployable in both private and public trading exchanges
Logility Voyager Fulfill™	• Collaborative warehouse and transportation planning with suppliers, customers and carriers
• Private transportation exchange automates load tendering, bids, and shipment status
• Open integration architecture
• Workflows define and tailor business processes
• Exception-based management of order fulfillment business conditions
• Deployable in both private and public trading exchanges
DEMAND CHAIN PLANNING
Voyager Demand Planning™	• Forecasts future demand for items and groups of products
• Self-selecting forecast models speed deployment and support continuous improvement
• Plans each phase of a product’s life cycle from introduction, maturity, replacement, substitution and retirement
• Causal-based forecasting
• Promotion profitability simulations
• Personalized data views optimize daily activities for each user
• Item stratification supports multi-dimensional analysis
• Self-correcting model management automatically re-forecasts based on point of sale (POS) data

Module	Features
• Drag and drop navigation and data manipulation
• Performance management proactively monitors, controls and measures supply chain activities and alerts users to important business conditions
Voyager Inventory Planning™	• Time-phased view of inventory
• Graphical simulations of inventory investments and customer service-level trade-offs
• Views of dependent and independent demand
• Inventory management variables
• Performance management proactively monitors, controls and measures supply chain activities and alerts users to important business conditions

GLOBAL SOURCING MANAGEMENT
Voyager Value Chain Designer™	• Strategic distribution network optimization
• Map customer assignment and facility locations
• Balancing customer service levels and cost
• Sourcing selection and capacity planning
Voyager Global Sourcing	• Request For Information and Request For Proposal management
• Vendor bid analysis
• Supplier performance score card
• Collaborate with off-shore production partners
Voyager Production Visibility	• Collaborative time and action calendars
• Monitor supplier quality
• Track supplier production and milestone deliverables
• Packaging and labeling compliance
• Exception-based management and alert notification
Voyager Supplier Logistics	• Advanced Ship Notice of inbound supplier shipments
• Packaging and labeling compliance
• Exception-based management and alert notification
SUPPLY CHAIN PLANNING
Voyager Manufacturing Planning™	• Enterprise-wide capacity planning
• Plant-level scheduling
• Supports activity-based costing
• Optimizes actual costs of sourcing decisions
• Interactive simulation
• Real-time, in memory model
• Distributed and remote visual capacity planning
• Remote and collaborative manufacturing
Voyager Supply Planning™	• Comprehensive constraint-based management of sourcing process
• Supports business goals such as profit maximization or cost minimization
• Provides available-to-promise (ATP), capable-to-promise (CTP) and profitable-to-promise (PTP) methodologies

• Performance management proactively monitors, controls and measures supply chain activities and alerts users to important business conditions
Voyager Replenishment Planning™	• Supports continuous replenishment strategies
• Provides time-phased distribution requirements planning
• Proactive action messages
• Electronic Data Interchange (EDI) integration
• ATP methodologies
• Multi-site sourcing and allocation
SUPPLY CHAIN EXECUTION
Voyager Transportation Planning and Management™	• Multi-modal transportation management
• Shipment planning and consolidation evaluates options to provide cost-effective on-time delivery
• Comprehensive freight rating and routing database
• Carrier selection
• Load tendering
• Shipment confirmation
• Freight audit and payment control
• Shipment documentation and tracking
• Performance management proactively monitors, controls and measures supply chain activities and alerts users to important business conditions
Voyager WarehousePRO®	• Customizable workflows and other features incorporate best-of-breed warehouse practices
• Directs all pick, pack and ship activities through hand-held radio frequency devices
• User terminals support a variety of languages
• Dynamic label and integrated graphical user interface report printing
• Supports adoption of Radio Frequency Identification Device (RFID) technologies
• Performance management proactively monitors, controls and measures supply chain activities and alerts users to important business conditions

LOGILITY VOYAGER SOLUTIONS FOR COLLABORATIVE SUPPLY CHAIN MANAGEMENT

These applications allow companies to plan, manage, optimize and measure their supply chain operations and strategic trading partner relationships for direct material procurement, production, logistics and customer order fulfillment. Logility Voyager Solutions provide a performance-based architecture that allows companies to manage supply chain processes on an exception basis. Customers can proactively monitor, alert, measure and resolve critical supply chain events both within their own companies and throughout the extended value chain, via the Internet.

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

Logility Voyager Fulfill provides a private transportation exchange that extends collaboration to carriers, customers and suppliers. Customers and suppliers can view the status of their orders and shipments in transit, while carriers can accept or reject loads offered, bid on loads tendered, provide shipment scheduling and status and see the payment status of previous shipments.

DEMAND CHAIN PLANNING

These solutions provide the visibility to increase forecast accuracy by creating comprehensive overviews of market demand, new product introductions, promotions and inventory policies. As a result, companies can build plans that closely synchronize product supply with market demand.

Voyager Demand Planning helps reconcile differences between high-level business planning and low-level product forecasting. Aligning inventory with customer demand, the solution makes it easier to improve service levels, shorten cycle times and reduce inventory obsolescence. Logility provides control to model market demand for each phase in a product’s lifecycle—including introduction, maturity, replacement, substitution and retirement—so that the right products are available at the point of customer demand. Voyager Demand Planning integrates the marketing department in real time with forecasting, distribution and logistics planning to calculate the impact of promotional plans and events by leveraging advanced algorithms and neural network techniques.

Voyager Inventory Planning dynamically sets time-phased inventory targets based on safety stock and order quantity rules. These targets help to effectively measure the trade-off of inventory investment and desired customer service levels. Built around industry best practices, Inventory Planning enhances planning and scheduling of inventory while taking into consideration replenishment frequency and order size, seasonal build and manufacturing plans. Companies can apply service level targets and policies individually to each product within an enterprise or uniformly throughout the various product lines.

GLOBAL SOURCING MANAGEMENT

Global Sourcing Management gives customers the freedom to cost-effectively source and manufacture anywhere in the world to gain a competitive advantage without compromising quality or product availability.

Voyager Value Chain Designer provides a strategic view of the supply chain network. Companies can optimize location decisions, resource allocation, customer assignment, sourcing alternatives and transportation strategies to minimize costs or maximize profitability.

Voyager Global Sourcing automates the sourcing process from proposal management and product specification package delivery to supplier bid analysis, selection and performance management via the Internet.

Voyager Production Visibility utilizes collaborative time and action calendars to monitor supplier production and quality, track milestones, gain packaging and labeling compliance and provide exception-based management of global sourcing initiatives.

Voyager Supplier Logistics provides Advanced Ship Notice (ASN) and tracks supplier shipments from global manufacturing locations to provide greater visibility of inbound logistics and product availability.

SUPPLY CHAIN PLANNING

Logility optimizes material, inventory, production and distribution assets, and synchronizes supply and demand. Simultaneously, multiple supply chain planning models generate plans based on constraints as well as alternative sourcing, production and distribution options.

Voyager Manufacturing Planning models production operations by capturing capacity constraints, such as equipment capabilities, intermediate storage limitations, shop floor calendars and raw material availability and production constraints, such as synchronization of multi-step operations, product sequencing, production changeovers and inventory policies. Manufacturing Planning enables collaborative decision-making by comparing the feasibility and cost effectiveness of various scheduling strategies through the use of simulation.

Voyager Supply Planning supports sourcing options based on business goals such as profit maximization or cost minimization. It also balances manufacturing constraints and applies advanced financial and optimization capabilities to sourcing decisions. Supply Planning enables companies with complex supply chains to balance profits, costs, and service while simultaneously considering all supply chain constraints to satisfy business requirements.

Voyager Replenishment Planning provides future visibility of customer demands, product and material requirements, and the actions needed by suppliers and production teams to satisfy those demands. Replenishment Planning takes into account manufacturing constraints, inventory investment, desired service levels, and current orders and commitments. Replenishment Planning provides support for continuous replenishment strategies, such as Vendor Managed Inventory, Quick Response and Efficient Consumer Response.

SUPPLY CHAIN EXECUTION

Logility provides industry-leading capabilities for optimizing both warehouse and transportation operations. These solutions systematically balance logistics strategies, customer service policies, carrier effectiveness, inventory management and RFID technology to improve efficiency and profitability.

Voyager Transportation Planning and Management provides a performance-driven multi-modal solution that consolidates shipments and determines the optimal transportation mode and carrier to ensure cost-effective on-time delivery of customer orders. The solution includes a Load Control Center that reviews all inbound, outbound and inter-facility shipments and provides an integrated view of all orders requiring shipping decisions. Transportation Planning and Management facilitates the timely execution of the optimized shipping plan and includes load tendering and shipment tracking. The freight audit and payment capabilities enable flexible reporting of landed cost by shipment, customer or product group. The module is designed to reduce freight costs, improve carrier utilization and provide comprehensive freight management reporting.

Voyager WarehousePRO raises shipping and inventory accuracy by optimizing the flow of materials and information through distribution centers. WarehousePRO helps cut operating costs and improve productivity, increase order fill rates, optimize space utilization and improve customer service. The solution is highly flexible and quickly adapts to changing business requirements. WarehousePRO features an extensive workflow library incorporating industry-specific best-practice templates and supports RFID technology for effective warehousing techniques. With built-in standard interfaces to major radio frequency data collection systems, this software delivers more accurate inventory accountability and improved warehouse efficiency for a paperless warehouse environment.

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

Flow Manufacturing is a software solution that supports pull-based manufacturing. We believe that Flow Manufacturing, also referred to as Lean or Agile Manufacturing, will become a key competitive advantage to companies as e-Business increases consumer expectations for faster deliveries, reduced pricing and more highly customized products.

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

Our product line consists of software and services that operate on three strategic computer platforms: (1) IBM System/390 Mainframe or compatible, (2) IBM iSeries (AS/400), and (3) Intel-based servers and clients that operate, Windows 98, NT, 2000, and Windows XP. We have written our products in various standard programming languages used for business application software, including ANS COBOL, Micro Focus COBOL, C, C++, Visual Basic, JAVA and other programming languages. Many have both on-line and batch capabilities.

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

Flow Manufacturing Benefits:

e-business support.    To meet e-business demands, we anticipate that many manufacturers will replace traditional mass production methods with Flow Manufacturing techniques. The benefits of Flow Manufacturing, such as reduced cost and reduced lead-time, offer a more appropriate structure for responding to e-business demands. With Flow Manufacturing manufacturers build the product in response to customer demand.

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

RF Direct Connect.    American Software’s RF Direct Connect solution offers an automated data collection system integrating hand-held data collection devices and printing devices (RF terminals, scanners, bar-code readers and printers) with the host ERP system’s Inventory, Customer Order Processing, and Production Control systems. Users can perform a number of inventory and production reporting transactions using data collection devices including:

•	Purchase Order Receiving

•	Transfer Order Receiving/Shipping

•	Production Order Receiving/Receipt Reversal

•	Customer Order pick verification/reversal

•	Customer Order Shipment verification/reversal

New Generation Computing, Inc.

New Generation Computing (NGC) is our wholly-owned subsidiary that provides product solutions for both retailers and manufacturers in the Apparel, Sewn Products and Furniture industries by providing functionality that allows customers to improve efficiencies, lower operating costs, reduce supply chain time, meet complex customer requirements, improve supply chain visibility, improve inventory management, and reduce production costs. NGC’s solutions include an Internet Sourcing and Supply Chain Visibility system (e-SPS), a comprehensive Enterprise Resource Planning system (RedHorse), a Product Lifecycle Management system (e-PDM), an Apparel Specific Enterprise Resource Planning System (AMAS), a Shop Floor Control and Incentive Payroll System (TPM), an Import Management System (IMS), an Electronic Data Interchange (EDI), a Full Package Management System (FMS), and an EZ-Ship Packing and Shipping System for Remote Factories (EZ-Ship). All products are completely integrated or we can implement them individually.

e-SPS—NGC has designed e-SPS to provide a wide range of supply chain management solutions over the Internet. e-SPS is a powerful software application for companies producing and sourcing products around the world. Users include retailers, apparel manufacturers, brand managers, contractors, agents, brokers, and logistics providers. e-SPS users around the world only need a web browser to use and update the system. e-SPS employs secure hierarchical views to select data that is appropriate for each user. It creates Triggers and Alerts automatically based on events defined in the Time and Action calendars, Business Processes and other specific collaboration issues. Barcode labels and ASN’s facilitate distribution channel receipts. e-SPS provides end-to-end visibility into the Supply Chain from product inception to distribution channel reception, all in real time. Several industry leading companies have successfully implemented this product, including Kellwood Corporation, Wilson’s Leather, Ralph Lauren Childrenswear, William Carter Company, VF Corporation and Russell Corporation. e-SPS features include:

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

RedHorse—RedHorse is a comprehensive Enterprise Resource Planning system designed specifically for the sewn products industry. It consists of 12 optional modules; Customer Order Processing, EDI Information

System, Invoicing & Accounts Receivable, Finished Goods Inventory Control, Purchasing and Receiving, Components Inventory, Accounts Payable, General Ledger, Import Management, Remote Plant Management, Production Planning and Screen Printing & Embroidery. RedHorse features include:

•	Scalable MS SQL Database

•	Customer Order Processing

•	Production Control

•	Import Management

•	Royalty Management

•	Bar Coded Piece Goods Control

•	Blanks Inventory

•	EDI Management

•	Financial Accounting

•	Remote Inventory Management

•	Outbound Scan/Pack/ASN

•	Flexible Reporting

•	Client server for remote access

•	Object oriented development

•	Information Portal for Internet access

e-PDM—e-PDM is a Product Lifecycle Management system that increases speed to market and facilitates collaborative global communication. e-PDM enables companies to organize and share common business processes and product information with design, product development, planning, engineering, manufacturing and sourcing suppliers around the world. e-PDM helps sewn-products companies with the following functions:

•	Enhance creativity and collaboration on new ideas

•	Efficiently define concepts and costs, determine viability

•	Develop and deliver new products to market faster

•	Manage frequent changes across global supply chain

•	Track & manage critical timelines and supplier relationships

AMAS—NGC designed this integrated, high performance software package specifically for companies producing sewn products (apparel, handbags, shoes, hats, bedspreads, accessories, and other sewn products). Whether companies make to order, produce in advance, import finished goods or a combination of the three, AMAS provides a high performance, cost-effective solution. AMAS is a comprehensive management system that includes sales, distribution, finance, production planning, administration, accounting, EDI and much more, such as:

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

TPM is a shop floor control software system, designed for any business that is producing sewn products. Bar-coded coupons permit rapid entry of daily production and payroll data. After scanning the coupons into TPM, TPM generates reports and inquiries to track employee performance, calculate payroll for incentive and non-incentive employees, display the status of work-in-process (WIP) and assist with plant loading. Other methods of data collection are available, including modular monitoring and real time WIP data collection, bar-coded coupons and bundle/container control. Other features of TPM include:

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

EDI Orders and Invoices are a key ingredient of an overall quick response strategy. Significant savings are possible by eliminating manual data entry and printed invoices, which require time and postage to deliver. These EDI facilities can provide a rapid return on investment through improved customer service and internal efficiency gains.

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

Segment 3—IT Consulting

The Proven Method, Inc.

The Proven Method, Inc., our wholly-owned subsidiary, is an IT Consulting services firm that specializes in assisting a diverse customer base to solve business issues with custom-developed technology solutions. The Proven Method maintains a full-time staff of technical specialists and business management consultants with a wide range of technical skills, business applications, and industry experience.

We believe that a key differentiator of The Proven Method is its ability to offer flexibility among potential solutions that are determined by the individual needs of each customer. The solutions it provides can include custom development, third party packages, and the temporary use of project managers and highly skilled technical resources to augment a customer’s in-house development team.

The cross industry and cross platform experience that The Proven Method has acquired over the years enables it to provide services to virtually any type or size company.

The Proven Method’s customers typically benefit from our services in one of three ways:

1.	Smaller and emerging firms rely on The Proven Method to serve in lieu of an in-house application development group. We provide these firms with the management and technical resources necessary to deliver custom-developed solutions.

2.	Midsize companies will typically outsource complete application development projects to The Proven Method, particularly when their internal technical personnel face a combination of critical timing and heavy backlog.

3.	Any size company can rely on The Proven Method to provide supplemental technical personnel when the need arises for a skill or technical discipline that it may not currently possess or, if it simply needs more of a particular set of skills required to complete large development projects.

The Proven Method has worked with customers such as IBM, Georgia Tech Research Institute, Kubota Manufacturing of North America, Home Depot, BellSouth, The State of Georgia, Xerox, and numerous small to midsize companies.

Customers

We primarily target businesses in the apparel, consumer-packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. During fiscal 2004 one customer, Sprint PCS, accounted for 11% of our total revenues. A sample of companies that have purchased one or more of our products or services is as follows:

Consumer Packaged Goods	Chemicals, Oil & Gas, Pharmaceuticals	Manufacturing and Others
Ashley Furniture	ALZA Corporation	Avondale Mills
Alberto-Culver Company	Caremark	Cintas
Bausch & Lomb	Cambrex Karlskoga AB	Corning Cable Systems
Bell Sports	CITGO Petroleum Corporation	Crown Crafts, Inc.
Boots The Chemists	Dow	Dal-Tile Corporation
Canandaigua Wine Company	Eastman Chemical Company	DaimlerChrysler Buses
Coca-Cola Company	Gulf Petrochemical	Dassault Falcon Jet
Columbia Sportswear Company	IMC Global	Draka Elevator Products
ConAgra, Inc.	Kaiser Foundation	IBM/Synertech
Coty Cosmetics	Nordic Synthesis AB	Koch Industries
Elizabeth Arden Inc.	Norpro St. Gobain	Mercury Marine
Haggar Clothing Company	PDVSA	Mohawk Paper
Haverty Furniture Company	Pfizer, Inc.	Newell Rubbermaid
Hugo Boss	Sigma-Aldrich Corporation	Peugeot International
Huhtamaki UK	West Pharmaceutical	Rand McNally & Company
Johnson Polymer		Raytheon Marine Company
L’Oreal USA	Telecommunications	Reynolds Metals
Malt-O-Meal	British Telecommunications	Robert Horne Paper Company
Maybelline, Inc.	Sprint PCS	Russell Corporation
Mills Pride	Verizon	Snap On, Incorporated
Nestle Purina Petcare		Subaru of America, Inc.
Pernod-Ricard	Utilities	Tyco Plastics and Adhesives
Polo Ralph Lauren	Florida Power & Light	Union Camp
Ralph Lauren Childrenswear	Huntsville Utilities	Weyerhauser
Sara Lee Knit Products	Piedmont Natural Gas	US Can
Saks Incorporated	Saudi Consolidated Electric	xpedx
Tiffany & Company	Texas Utilities
Unilever Research
VF Corporation	After Market Distribution
Williamson-Dickie Manufacturing	Delco Remy International
Donaldson Company
Epson America, Inc.
Katun Corporation
Komatsu America International
Komatsu Europe International
Porsche Cars of North America, Inc.
Rheem Manufacturing

We typically experience a slight degree of seasonality reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We account for our backlog in deferred revenues (refer to note 1(b) in Notes to Consolidated Financial Statements). We are not reliant on government customers.

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

Sales and Marketing

We market our products through direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and have sales and/or support offices in Boston, Chicago, Dallas, and Pittsburgh. We manage sales channels outside of North America from our international offices in the United Kingdom and Spain.

Logility has a number of marketing alliances, including those with IBM and SSA Global Technologies. Generally, these marketing alliance agreements provide the vendors with non-exclusive rights to market its products and access to its marketing materials and product training. Some highlights of these agreements are as follows:

•	IBM—Logility entered into an agreement with IBM in 2000 pursuant to which Logility modified its Supply Chain products, with IBM’s technical and financial assistance, to operate with IBM’s eServer iSeries (AS/400) platform. Also, Logility agreed to market and support the IBM-compatible Supply Chain products that resulted from our efforts. IBM may also market our Supply Chain products and refer potential customers to Logility.

•	SSA Global Technologies—In November 2001, Logility granted SSA Global Technologies (SSA) a worldwide, non-exclusive license to name, package, market, distribute and supply the Logility Voyager Solutions suite as “BPCS Collaborative Commerce powered by Logility.” In exchange, SSA agreed to use all reasonable efforts to promote and sell the software. This agreement had an original expiration date of April 30, 2004, but is automatically extended for additional one year periods, unless either party terminates the agreement by giving 90 days written notice. In fiscal 2003, Logility and SSA amended this agreement to provide for a one-time minimum net license fee commitment of $1 million which was paid to Logility during fiscal year 2004. The status of this amendment is currently being negotiated.

In addition to these marketing alliances, we have developed a network of international agents who assist in selling our products in 12 countries. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in Europe and the Asia/Pacific region, distribute our product lines in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products.

To support our direct sales force, we conduct marketing programs that include public relations, direct marketing, advertising, trade shows, product seminars, industry speakers, user group conferences and ongoing customer communication programs.

The price for our products typically is a function of the number of modules licensed and the number of servers, users and sites for which the solution is designed. During the fiscal year ended April 30, 2004, license fees generally ranged from approximately $50,000 to $680,000.

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

Services and Support

We provide the following services and support to our customers:

Implementation Support: ExpressROISM.    We offer our customers a professional and proven implementation program that facilitates rapid implementation of our software products. Logility consultants, through the ExpressROI program, help Logility customers define the nature of their project, and subsequently proceed through the implementation process. We provide training for all users and managers involved. We first establish measurable financial and logistical performance indicators, and then evaluate them for conformance during and after implementation. Additional services beyond implementation can include post-implementation reviews and benchmarks to further enhance the benefits to customers.

Implementation: General Training Services.    We offer our customers post-delivery professional services consisting primarily of implementation and training services, for which we typically charge on a daily basis. Customers that purchase implementation services receive assistance in integrating our solution with existing software applications and databases.

Product Maintenance and Updates: Support Services.    We provide our customers with ongoing product support services. Typically, we enter into support or maintenance contracts with customers for an initial one- to three-year term, billed annually in advance, at the time of the product license with renewal for additional periods thereafter. Under these contracts, we provide telephone consulting, product updates and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. We provide ongoing support and maintenance services on a seven-day-a-week, 24-hours-a-day basis through telephone, electronic mail and web-based support, using a call logging and tracking system for quality assurance.

Research and Development

We are committed to the development and acquisition of new products and to the continued enhancement of our existing products. We expensed approximately $4,203,000 for research and development in fiscal 2004, $5,116,000 in fiscal 2003, and $7,209,000 in fiscal 2002. In addition, we capitalized $3,869,000 in software developments during fiscal year 2004, $2,978,000 in fiscal 2003, and $3,288,000 in 2002 in accordance with the Statement of Financial Accounting Standards No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed. Our internal product development and enhancements of existing products include two categories: research and development expenditures and additions to capitalized computer software development costs. These combined categories totaled $8,072,000 in fiscal 2004, $8,094,000 in fiscal 2003, and $10,497,000 in fiscal 2002, and represented 15% of total revenues in fiscal 2004, 14% of total revenues in fiscal 2003, and 16% of total revenues in fiscal 2002.

We believe that our future success depends in part upon our ability to continue to enhance existing products, respond to changing customer requirements, develop and introduce new or enhanced products, and keep pace with technological developments and emerging industry standards. We focus our development efforts on several areas, including, but not limited to, enhancing operability of our products across distributed and changing heterogeneous hardware platforms, operating systems and relational databases, and adding functionality to existing products. These development efforts will continue to focus on deploying applications within a multi-tiered supply chain environment, including the Internet.

We believe that our client/server and Internet-based solutions, which utilize the latest technologies, will be important for our long-term growth. As of April 30, 2004, we employed 80 persons in product research, development and enhancement activities.

Competition

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. Our existing competitors include:

•	large enterprise resource planning (ERP) application software vendors such as SAP, PeopleSoft, and Oracle, each of which currently offers sophisticated ERP solutions that currently, or may in the future, incorporate supply chain management modules, advanced planning and scheduling, warehouse management, transportation or collaboration software;

•	vendors focusing on the supply chain application software market, such as i2 Technologies and Manugistics;

•	other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of supply chain management software; and

•	internal development efforts by corporate information technology departments.

In addition, our Logility subsidiary may face competition from other application software vendors, including ERP vendors that from time to time jointly market Logility’s products as a complement to their own systems. To the extent such vendors develop or acquire systems with functionality comparable to Logility’s products, their significant installed customer base, long-standing customer relationships and ability to offer a broad solution could provide a competitive advantage over Logility’s products.

We also expect to face additional competition as other established and emerging companies enter the market for collaborative commerce and supply chain management software and new products and technologies are introduced. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in fewer customer orders, reduced gross margins and loss of market share.

Many of our competitors and potential competitors have a broader worldwide presence, longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers than we have. Some competitors have become more aggressive with their prices, payment terms and issuance of contractual implementation terms or guarantees. In order to be successful in the future, we must continue to develop innovative software solutions and respond promptly and effectively to technological change and competitors’ innovations. We may also have to lower prices or offer other favorable terms. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. The principal competitive factors affecting the market for our products include vendor and product reputation; product architecture, functionality and features; costs; ease and speed of implementation; return on investment; product quality; price and performance; and level of support.

Proprietary Rights and Licenses

Our success and ability to compete are dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although we rely on the limited protection afforded by such confidential and contractual procedures and intellectual property laws, we also believe that factors such as the knowledge, ability, and experience of our personnel, new product developments, frequent product enhancements, reliable maintenance and timeliness and quality of support services are essential to establishing and maintaining a technology leadership position. We presently have no patents or patent applications pending. The source code for our proprietary software is protected as a trade secret and as a copyrighted work. Generally copyrights on our products expire 95 years after the year of first publication of each product. We enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information. In addition, we have registered certain trademarks and have registration applications pending for other trademarks.

We provide our software products to customers under non-exclusive license agreements. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer title to our products to our customers. Although the license agreements place restrictions on the customer’s use of our products, unauthorized use of our products nevertheless may occur.

Despite measures we have taken to protect our proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and expensive. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

In the future, we may increasingly be subject to claims of intellectual property infringement as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time consuming and expensive to defend, prosecute or resolve. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require a substantial amount of attention from management, require disputed rights to be licensed from others, require us to enter into royalty arrangements or require us to cease the marketing or use of certain products, any of which would have a material adverse effect on our business, operating results and financial condition. To the extent that we desire or are required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to us, if at all.

We have relicensed, and expect in the future to relicense, certain software from third parties for use in connection with our products. There can be no assurance that these third-party software vendors will not change their product offerings or that these software licenses will continue to be available to us on commercially reasonable terms, if at all. The termination of any such licenses or product offerings, or the failure of the third-party licensors to adequately maintain or update their products, could result in delays in our ability to ship certain of our products while we seek to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Further, any such delay, if it becomes extended, could result in a material adverse effect on our results of operations.

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

Continue to Expand Sales and Marketing.    We intend to continue to pursue an increased share of the market for ERP and supply chain management software solutions by expanding our sales and marketing activities. We believe our competitive advantage includes providing a rapid implementation, easy-to-maintain configuration, and quick time-to-benefit across the full spectrum of customer operations. Logility intends to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, retail and manufacturing supply chains, and New Generation Computing intends to continue to focus on the Apparel, Sewn Goods, and Furniture industries, adding sales and marketing resources when appropriate.

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

Invest Aggressively to Build Market Share.    We will continue to invest to expand our sales force and research and development efforts, balanced with our goal of increasing profitability. We believe these investments are necessary to increase our market share and to capitalize on the growth opportunities in the market.

Acquire or Invest in Complementary Businesses, Products and Technologies.    We believe that select acquisitions or investments may provide opportunities to broaden our product offering to provide more advanced solutions for our target markets. We will evaluate acquisitions or investments that will provide us with complementary products and technologies, expand our geographic presence and distribution channels, extend our presence into other vertical markets with challenges and requirements similar to those we currently meet, or further solidify our leadership position within the ERP and supply chain management markets.

Maintain Technology Leadership.    We believe that we are a technology leader in the fields of ERP and supply chain management software solutions and intend to continue to provide innovative, advanced solutions and services to these markets. We believe that Logility was one of the earliest providers of supply chain planning software solutions on a client-server platform, and the first to introduce a supply chain planning software solution that operates over the Internet. We intend to continue to develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards.

Implement E-Business Strategy.    We have launched an e-Business initiative that will enable us to build on current applications while moving toward total Internet-based value chain management. Our e-Business strategy includes products and services designed to enable the optimization of the customer’s supply chain and improve collaboration. In launching this initiative, we intend to do the following:

•	Continue to develop and sell e-Intelliprise capabilities that capitalize on the speed and flexibility of the Internet with the collaborative planning and logistics capabilities of the software.

•	Continue to develop and sell the e-Application products that leverage the Internet to improve processes and communications.

•	Continue to develop and sell the e-Sourcing products that enable global collaborative sourcing over the Internet.

Focus on Integrated Planning and Logistics Execution Solutions.    We believe Logility is one of the few providers of integrated supply chain management software solutions addressing demand and supply planning as well as transportation and warehousing logistics requirements. Logility is focusing on providing the most comprehensive planning and execution solution aimed at optimizing operations along the supply chain. Logility intends to continue focusing its development initiatives on enhancing its end-to-end solution and introducing additional capabilities that complement an integrated solution.

Focus on Mid-Market.    We have defined as “Mid-Market” those corporations or divisions of corporations that have annual revenues ranging from $200 million to $4 billion. Organizations of this size fit our historical customer profile, and are prime candidates for the purchase and use of our unique full suite of integrated products.

Increase Penetration of International Markets.    In the fiscal year ended April 30, 2004, we generated 7% of our total revenues from direct international sales and established marketing relationships with a number of international distributors. We intend to expand our international presence by using our direct sales personnel to address international markets and creating additional relationships with distributors in Europe, Latin America and the Asia/Pacific region.

Expand Strategic Relationships.    Logility intends to expand the depth and number of strategic relationships with leading enterprise software providers, systems integrators and service providers to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities. Logility has a number of marketing alliances, including those with IBM and SSA Global Technologies. In addition, Logility has developed a network of international agents who assist in the sale and support of its products. Logility intends to utilize these and future relationships with software and service organizations to enhance its sales and marketing position.

Continue to Focus on Providing High Quality Customer Service.    Providing high quality customer service is a critical element of our strategy. We intend to continue to invest in technology and personnel to accommodate the needs of our customer base.

There can be no assurance, however, that we will be successful in implementing the strategy outlined above.

Employees

As of April 30, 2004, we had 275 full-time employees, including 80 in product research, development and enhancement, 33 in customer support, 82 in professional services, 45 in marketing, sales and sales support, and 35 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

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

In September, 2003, we discontinued the lease of a two-story, 17,500 square foot building at 443 East Paces Ferry Road, N.E., Atlanta, Georgia, which was used primarily for one subsidiary, The Proven Method and for financial administration. This building is owned by a limited partnership of which Thomas L. Newberry and James C. Edenfield, principal shareholders of American Software, are the sole partners. The term of the lease expired December 31, 1996, and had been continued on a month-to-month basis with a current base rental rate of $17.00 per square foot.

We lease approximately 1,800 square feet of office space in the United Kingdom. We have also entered into leases for sales offices located in various cities in the United States and overseas. Normally, these leases are for terms of less than five years and average 3,000 square feet of leasable space. We believe our existing facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of our recently completed fiscal year.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market

Our Class A Common Shares are listed on the Nasdaq Stock Market—National Market under the symbol AMSWA. As of July 9, 2004, there were approximately 10,000 stockholders of Class A Common Shares, that held their stock either individually or in nominee or “street” names through various brokerage firms, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years (2004 and 2003), as well as the amount of cash dividends declared in each quarter.

	High	Low	Cash Dividends Declared
Fiscal Year 2004
First Quarter	$6.00	$3.68	$0.06
Second Quarter	6.98	4.25	0.06
Third Quarter	8.50	5.50	0.06
Fourth Quarter	8.09	5.54	0.06

Fiscal Year 2003
First Quarter	$3.80	$2.50	—
Second Quarter	3.14	2.10	—
Third Quarter	3.07	2.38	—
Fourth Quarter	4.10	2.70	—

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2004:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	3,426,128	$3.45	729,761
Equity Compensation Plan not approved by security holders (1)	24,000	$4.62	-0-

(1)	This represents a single warrant grant to a consultant pursuant to an agreement in February 2003. As of April 30, 2004, all 24,000 shares were earned and exercisable.

Dividends

On July 9, 2003, our Board of Directors approved a dividend payment policy, declaring an initial quarterly cash dividend of $0.06 per share, payable on our Class A and Class B Common Shares on September 19, 2003. On May 26, 2004, our Board of Directors approved a $0.01 increase in the quarterly cash dividend, to $0.07 per share. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. The continuation of this policy, and payment of future cash dividends, will be at the sole discretion of the Board of Directors. In exercising this discretion, the Board of Directors will consider our profitability, financial condition, cash requirements, future prospects and other relevant factors.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2004 through February 29, 2004	0	$0.00	0	1,752,768

March 1, 2004 through March 31, 2004	0	$0.00	0	1,752,768

April 1, 2004 through April 30, 2004	0	$0.00	0	1,752,768

Total Fiscal 2004 Fourth Quarter	0	$0.00	0	1,752,768

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the quarter ended April 30, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2004 through February 29, 2004	0	$0.00	0	731,735

March 1, 2004 through March 31, 2004	30,000	$5.15	30,000	701,735

April 1, 2004 through April 30, 2004	0	$0.00	0	701,735

Total Fiscal 2004 Fourth Quarter	30,000	$5.15	30,000	701,735

*	The above share purchase authority was approved by the Logility Board of Directors in December 1997 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in December 1997 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Transfer Agent

Wachovia Bank, N.A.

Equity Services Group

1525 West W.T. Harris Blvd, 3C3

Charlotte, NC 28288

Phone: (800) 829-8432

http://www.wachovia.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the Class A common shares of American Software, Inc:

BrokerageAmerica, LLC	Merrill Lynch, Pierce, Fenner
Cantor, Fitzgerald & Co.	Morgan, Keegan & Company
Crown Financial Group	Schwab Capital Markets
First Albany Capital Inc.	Seidler Amdec Securities Inc.
Garban Corporates LLC	Susquehanna Capital Group
Goldman, Sachs & Co.	The Robinson Humphrey Co.
Hill, Thompson, Magid and Co.	Wien Securities Corp.
Knight Equity Markets, L.P.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended April 30, 2004, 2003, 2002, 2001, and 2000 is derived from our audited consolidated financial statements. In the fourth quarter of fiscal 2002, we divested our wholly-owned hosting business, AmQUEST, Inc. to focus the Company on business software applications and related services. The Company’s financial statements have been recast to reflect AmQUEST as discontinued operations.

	Years Ended April 30,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License fees	$12,353	$12,485	$12,052	$12,778	$20,572
Services and other	24,407	26,933	30,671	34,527	41,125
Maintenance	17,898	19,884	21,907	23,867	25,198

Total revenues	54,658	59,302	64,630	71,172	86,895

Cost of revenues:
License fees	4,322	4,107	4,592	5,681	5,177
Services and other	16,747	18,698	18,094	22,694	25,907
Maintenance	4,678	5,522	3,936	5,225	9,750

Total cost of revenues	25,747	28,327	26,622	33,600	40,834

Gross margin	28,911	30,975	38,008	37,572	46,061
Operating expenses:
Research and development costs	4,203	5,116	7,209	11,340	9,675
Sales and marketing expense	11,459	11,636	13,297	20,092	22,643
General and administrative expenses	9,068	9,287	11,851	12,799	12,818
Provision for doubtful accounts	191	414	503	1,274	385
Charge for restructuring	—	—	—	10,458	—

Total operating expenses	24,921	26,453	32,860	55,963	45,521

Operating income (loss)	3,990	4,522	5,148	(18,391)	540
Other income, net	1,809	980	2,043	1,576	1,832

Earnings (loss) from continuing operations before income taxes	5,799	5,502	7,191	(16,815)	2,372
Income tax expense (benefit)	82	—	—	(2,418)	150

Earnings (loss) from continuing operations	5,717	5,502	7,191	(14,397)	2,222
Discontinued operations:
Loss from operations of discontinued segment	—	—	(1,866)	(8,183)	(3,464)
Gain on sale of discontinued segment	—	2,084	13,376	—	—

Net earnings (loss)	$5,717	$7,586	$18,701	$(22,580)	$(1,242)

Earnings (loss) per common share
Basic:
Continuing operations	$0.25	$0.25	$0.32	$(0.63)	$0.10
Discontinued operations	—	—	(0.08)	(0.36)	(0.16)
Gain on sale of discontinued segment	—	0.09	0.58	—	—

	$0.25	$0.34	$0.82	$(0.99)	$(0.06)
Diluted:
Continuing operations	$0.23	$0.24	$0.32	$(0.63)	$0.09
Discontinued operations	—	—	(0.08)	(0.36)	(0.16)
Gain on sale of discontinued segment	—	0.09	0.58	—	—

	$0.23	$0.33	$0.82	$(0.99)	$(0.07)

Weighted average common shares—Basic	22,851	22,411	22,773	22,730	21,722
Diluted	24,640	23,132	22,911	22,730	23,446
Cash dividends declared	$0.24	—	—	—	—

	April 30,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$37,530	$30,724	$30,729	$8,897	$11,599
Investments	$28,836	$29,853	$25,826	$21,044	$31,335
Working capital	$59,961	$54,236	$41,224	$15,601	$23,204
Total assets	$97,236	$94,340	$93,475	$80,907	$111,737
Total long-term lease obligation and debt	$0	$0	$152	$1,045	$907
Shareholders’ equity	$76,453	$72,978	$66,417	$47,851	$69,706

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6. Selected Consolidated Financial Data” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “estimate,” “believe,” “expect” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed below in “Factors Affecting Future Performance” and elsewhere in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” at the beginning of “Item 1. Business.”

The terms “fiscal 2004,” “fiscal 2003” and “fiscal 2002” refer to our fiscal years ended April 30, 2004, 2003 and 2002.

Critical Accounting Policies and Estimates

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2004, describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, asset impairments, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition.    We recognize revenues in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. Maintenance fees are generally billed annually in advance and the resulting revenues are recognized ratably over the term of the maintenance agreement. Revenues derived from services primarily include consulting, implementation, and training. Fees are billed under both time and materials and fixed fee arrangements and we recognize them as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized. Revenues from sales of third party products are recorded net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Income taxes.    We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. Due to the uncertainty of being able to continue to generate positive operating results and taxable income, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the deferred tax asset. Upon reaching such a conclusion, we will reduce the valuation allowance and recognize the deferred tax asset. If our operating results for fiscal 2005 are better than expected and the prospects for the future indicate the generation of additional taxable income, we may reduce the valuation allowance in the third or fourth quarter of fiscal 2005.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2004, 2003, and 2002 and the percentage increases and decreases in those items for the years ended April 30, 2004 and 2003:

	Percentage of Total Revenues			Pct. Change In Dollars
	2004	2003	2002	2004 vs 2003	2003 vs 2002
Revenues:
License fees	23%	21%	19%	(1)%	4%
Services and other	44	45	47	(9)	(12)
Maintenance	33	34	34	(10)	(9)

Total revenues	100	100	100	(8)	(8)

Cost of revenues:
License fees	8	7	7	5	(11)
Services and other	30	32	28	(10)	3
Maintenance	9	9	6	(15)	40

Total cost of revenues	47	48	41	(9)	6

Gross margin	53	52	59	(7)	(19)

Operating expenses:
Research and development costs	8	9	11	(18)	(29)
Sales and marketing expense	21	20	21	(2)	(12)
General and administrative expenses	17	16	18	(2)	(22)
Provision for doubtful accounts	—	—	1	(54)	(18)

Total operating expenses	46	45	51	(6)	(19)

Operating income	7	7	8	(12)	(12)

Other income, net	3	2	3	85	(52)

Earnings from continuing operations before income taxes	10	9	11	5	(23)
Income taxes	—	—	—	nm	nm

Earnings from continuing operations	10	9	11	4	(23)
Loss from operations of discontinued segment	—	—	(3)	nm	nm
Gain on disposal of discontinued segment	—	4	21	nm	(84)

Net earnings	10%	13%	29%	(25)%	(59)

nm—not meaningful

Economic Overview

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy, and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. As a result of these economic conditions, as well as increased competition in the business application software arena, we restructured our business in the first half of fiscal 2001 in order to become profitable. Our restructuring consisted of changes in sales management, a redirection of marketing efforts, and general reductions in expenditure levels across all functional areas. Primarily as a result of this restructuring, we have recorded positive operating and net earnings for the past 13 consecutive quarters. However, we have continued to experience declines in revenues in recent years.

We believe that the overall world economy, the U.S. economy, and the economic environment for business software spending are improving slightly. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines are improving slightly, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

We currently view the following factors as the primary opportunities and risks associated with our business:

-	The opportunity to expand the depth and number of strategic relationships with leading enterprise software providers, systems integrators and service providers to integrate our software solutions into their services and products and to create joint marketing opportunities; we currently have a number of marketing alliances, including those with IBM and SSA Global Technologies;

-	The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets;

-	Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control;

-	The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology; and

-	The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

Market Conditions by Operating Segment

The revenue trend in our Enterprise Resource Planning (ERP) segment continues to be negative due to multiple factors. Overall Information Technology spending continues to be weak, as many companies were left with limited resources after spending significant amounts preparing systems for Year 2000 conversions. Since 2000, the generally weak economic conditions have prevented companies from replenishing resources needed for capital investment, including investment in information technology, resulting in continued reduced levels of software purchases. Moreover, we face heavy competition in the ERP segment from major software vendors. Fewer new license fee sales in recent periods have resulted in lower services implementation revenues, as well as lower recurring maintenance revenues. Additionally, due to cost containment efforts undertaken by our customers, we have experienced a lower level of maintenance renewal rates from legacy customers in our ERP segment.

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

Our IT Consulting segment has experienced an upward trend in revenues in recent years, although revenues were down slightly in fiscal 2004. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. This trend has resulted in increased business for this segment.

We do not segment our business on a geographic basis due to the fact that international revenues have historically averaged only 7-12% of total revenues.

Fiscal Years Ended April 30, 2004 and April 30, 2003:

REVENUES:

For the fiscal year ended April 30, 2004, the decline in total revenues was primarily attributable to decreases in services and maintenance revenues, and to a lesser extent a decrease in license fee revenues.

International revenues represented approximately 7% of total revenues in the year ended April 30, 2004, compared to approximately 11% a year ago. This decrease was due primarily to two significant international license fee transactions in the prior year period. Our international revenues fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

LICENSES.    For the year ended April 30, 2004, license fee revenues decreased by 1% due to a more difficult and competitive selling environment, particularly for Logility in the fourth quarter. License fee revenues from Logility decreased 17% to $6.7 million and constituted 54% of total license fee revenues for the year ended April 30, 2004, compared to $8.0 million for the prior year period, which comprised 64% of total license fee revenues. The decline in Logility license fees was partially offset by increased license fees from our ERP segment, which includes New Generation Computing.

The direct sales channel provided approximately 92% of license fee revenues for the year ended April 30, 2004, compared to approximately 94% a year ago. For the year ended April 30, 2004, our margins after commissions on direct sales were approximately 84%, and our margins after commissions on indirect sales were approximately 88%.

SERVICES AND OTHER.    The decrease in services and other revenues for the year ended April 30, 2004 was primarily the result of lower software implementation services related to decreased license fees in recent periods. Services and other revenues from Logility decreased 13% to $5.2 million and constituted 21% of total services and other revenues for the year ended April 30, 2004, compared to $6.0 million for the prior year period, which comprised 22% of total services and other revenues. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE.    The decrease in total maintenance revenues for the year ended April 30, 2004 was due primarily to decreased maintenance renewals from legacy ERP customers. For the year ended April 30, 2004, maintenance revenues from Logility increased 1% to $11.0 million, and constituted 61% of total maintenance revenues, compared to $10.9 million for the prior year period, which comprised 55% of total maintenance revenues. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Fiscal Year ended April 30,
	2004		2003
Gross margin on license fees:	$8,031	65%	$8,378	67%
Gross margin on services and other:	$7,660	31%	$8,235	31%
Gross margin on maintenance:	$13,220	74%	$14,362	72%

Total gross margin:	$28,911	53%	$30,975	52%

The increase in total gross margin percentage for the year ended April 30, 2004 was due primarily to an increase in gross margin percentage on maintenance revenues, partially offset by a decrease in gross margin percentage on license fees.

LICENSES.    The decrease in license fee gross margin percentage for the year ended April 30, 2004 was due primarily to an increase in capitalized software amortization expense, and to a lesser extent lower license fee revenues. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, which is the primary component of cost of license fees.

SERVICES AND OTHER.    For the year ended April 30, 2004, we were able to keep the gross margin percentage on services and other revenues constant while the dollar amount of services and other gross margin declined because we were able to reduce the cost of services in proportion to the dollar decrease in services revenues.

MAINTENANCE.    For the year ended April 30, 2004, maintenance gross margin percentage increased while the dollar amounts of maintenance gross margin decreased due primarily to cost containment efforts in connection with ERP maintenance.

EXPENSES:

Research and Development.    Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended (000’s omitted)
	April 30, 2004	Percent Change	April 30, 2003
Gross product development costs	$8,072	0%	$8,094
Percentage of total revenues	15%		14%
Less: capitalized product development costs	(3,869)	30%	(2,978)
Percentage of gross product development costs	48%		37%

Product development expenses	$4,203	(18)%	$5,116
Percentage of total revenues	8%		9%
Total amortization of development costs*	$4,021		$3,498

*	Included in cost of license fees.

For the year ended April 30, 2004, capitalized software development costs increased while gross product research and development costs decreased slightly when compared to the prior year period. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the year ended April 30, 2004, our Logility subsidiary ended the development phase of Logility Voyager Solutions 7.0, which caused an increase in capitalized development costs during the period. Due to the ending of this development phase, we expect capitalized development costs to be lower in coming quarters.

Sales and Marketing.    In the year ended April 30, 2004, the decrease in sales and marketing expenses was due primarily to cost reduction efforts in the first and second quarters of the year, and to a lesser extent lower sales commission expense related to the decrease in license fees.

General and Administrative.    For the year ended April 30, 2004, the decrease in general and administrative expenses was due primarily to lower levels of headcount. For the year ended April 30, 2004, the average number of total employees was approximately 296, compared to approximately 312 for the year ended April 30, 2003.

Provision for Doubtful Accounts.    For the year ended April 30, 2004, the decrease in provision for doubtful accounts was due to fewer collection issues among outstanding accounts receivable.

Other Income/Minority Interest.    Other income is comprised of interest and dividend income, rental income, realized and unrealized gains and losses from investments and minority interest in subsidiaries’ earnings

(loss). Other income, excluding minority interest, increased to approximately $2.1 million in the year ended April 30, 2004 compared to approximately $1.3 million a year ago. This increase was primarily the result of unrealized gains on investments in fiscal 2004, partially offset by the writedown of Logility’s minority investment. and reduced market yields realized on investments. In the fourth quarter of fiscal 2004, our Logility subsidiary recorded a $382,000 investment impairment charge related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred.

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Minority interest reduced income by $246,000 in the year ended April 30, 2004, compared to $306,000 a year ago.

Income Tax Expense.    In the year ended April 30, 2004, we incurred $82,000 in income tax expense related to corporate alternative minimum tax payments. There is no effective income tax rate in fiscal year 2003 since we had prior period net operating losses to offset income for that year. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. Due to the uncertainty of being able to continue to generate positive operating results and taxable income, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the deferred tax asset. Upon reaching such a conclusion, we will reduce the valuation allowance and recognize the deferred tax asset. If our operating results for 2005 are better than expected and the prospects for the future indicate the generation of additional taxable income, we may reduce the valuation allowance in the third or fourth quarter of 2005.

Fourth Quarter of Fiscal Year 2004:

In the fourth quarter of fiscal year 2004, we recorded operating income of $500,000 and net earnings of $221,000. Total revenues decreased 11% over the prior year period, caused primarily by a 13% decrease in license fee revenues, to $3.0 million, as well as a 12% decrease in services revenues, to $4.3 million, and to a lesser extent a 9% decrease in maintenance revenues, to $6.2 million. The decline in license fee revenues was due primarily to decreased supply chain license fees. This decline in turn resulted in lower Logility services implementation revenues, as well as lower Logility maintenance revenues.

Fiscal Years Ended April 30, 2003 and April 30, 2002:

REVENUES:

For the fiscal year ended April 30, 2003, the decline in total revenues was primarily attributable to a decrease in implementation and services revenues, and to a lesser extent a decline in maintenance revenues. These declines were partially offset by an increase in license fee revenues. International revenues represented approximately 11% of total revenues in the year ended April 30, 2003, unchanged from 11% of total revenues in the year ended April 30, 2002.

LICENSES.    For the fiscal year ended April 30, 2003, the increase in license fees was primarily due to a 24% increase in license fees for our ERP software products, which was the result of unusually low sales in fiscal

2002. This was partially offset by a 5% decrease in Logility’s license fee revenues, to $8.0 million compared to $8.4 million in the prior fiscal year, which was due to the slow economic conditions previously discussed. Logility’s software sales constituted approximately 64% of total license fees in fiscal 2003 and 70% of total license fee revenues in fiscal 2002.

SERVICES AND OTHER.    The decrease in services and other revenues for the year ended April 30, 2003 was primarily a result of a 38% decrease in Logility’s services and other revenues, to $6.0 million, as well as a reduction in consulting and implementation projects, in each case due to lower prior year ERP license fee sales. Services revenues for Logility constituted 22% of total services revenues for fiscal year 2003 and 32% of total services revenues for fiscal year 2002.

MAINTENANCE.    The decrease in total maintenance revenues for the year ended April 30, 2003 was due primarily to lower prior period license fee revenues, which resulted in lower levels of new maintenance customers in both in our ERP business and in Logility’s business. Maintenance revenues for Logility constituted 55% of total maintenance revenues for fiscal year 2003 and 52% of total maintenance revenues for fiscal year 2002.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Fiscal Year ended April 30,
	2003		2002
Gross margin on license fees:	$8,378	67%	$7,460	62%
Gross margin on services and other:	$8,235	31%	$12,577	41%
Gross margin on maintenance:	$14,362	72%	$17,971	82%

Total gross margin:	$30,975	52%	$38,008	59%

The decrease in total gross margin percentage for the year ended April 30, 2003 was due primarily to decreases in both services and maintenance gross margin percentages, partially offset by an increase in license fee gross margin percentage.

LICENSES.    The increase in license fee gross margin percentage for the year ended April 30, 2003 was due primarily to higher license fee revenues, and to a lesser extent a decrease in capitalized software amortization costs. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, which is the primary component of cost of license fees.

SERVICES AND OTHER.    For the year ended April 30, 2003, the decrease in gross margin percentage on services and other revenues was due primarily to the decrease in services revenues, combined with the reallocation of some research and development resources to services.

MAINTENANCE.    For the year ended April 30, 2003, the decrease in maintenance gross margin percentage was due primarily to movement of personnel from our R&D function to our maintenance function, as well as the lower level of maintenance revenues.

EXPENSES:

Research and Development.    Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended (000’s omitted)
	April 30, 2003	Percent Change	April 30, 2002
Gross product development costs	$8,094	(23)%	$10,497
Percentage of total revenues	14%		16%
Less: capitalized product development costs	(2,978)	(9)%	(3,288)
Percentage of gross product development costs	37%		31%

Product development expenses	$5,116	(29)%	$7,209
Percentage of total revenues	9%		11%
Total amortization of development costs*	$3,498		$3,946

*	Included in cost of license fees.

Gross product development costs decreased in fiscal year 2003 compared to fiscal year 2002 as a result of cost reduction efforts and the reallocation of some research and development resources to services and support. Capitalized product development costs decreased while the rate of capitalized development costs increased due to the lower level of gross product development costs. Product development expenses as a percentage of total revenues decreased primarily as a result of the reduction in gross development costs.

Sales and Marketing.    For the year ended April 30, 2003, the decrease in sales and marketing expenses was due primarily to cost containment efforts. Lower levels of expenditures were recorded in areas such as trade shows, promotions, and advertising activities, as well as reduced headcount.

General and Administrative.    For the year ended April 30, 2003, the decrease in general and administrative expense was due to the reduction of headcount and related cost control efforts, as well as the discontinuation of amortization of goodwill expense in accordance with SFAS 142. For the year ended April 30, 2003, the average number of total employees was approximately 312, compared to approximately 388 for the year ended April 30, 2002.

Provision for Doubtful Accounts.    For the year ended April 30, 2003, the decrease in provision for doubtful accounts was due to fewer collection issues among outstanding accounts receivable.

Other Income/Minority Interest.    For the year ended April 30, 2003, the decrease in other income was primarily related to the sale of real property in fiscal year 2002, which resulted in a net gain of $682,000, as well as lower overall yields realized on investment securities in fiscal 2003. Minority interest loss represents that portion of our Logility subsidiary’s earnings (loss) not owned by us. Minority interest resulted in a charge of $306,000 for the year ended April 30, 2003 compared to a charge of $339,000 for fiscal 2002.

Income Tax Expense.     There was no effective income tax rate in fiscal years 2003 and 2002 since we had prior period net operating losses to offset the current year income.

Discontinued Operations.    Effective February 5, 2002, we sold all of the shares in AmQUEST, Inc., a wholly-owned subsidiary that provides information technology services, business continuity services, and systems and network management services to various industries, to Infocrossing, Inc. AmQUEST generated losses from operations of approximately $1,866,000 in fiscal 2002. AmQUEST used cash in its operating, investing, and financing activities totaling approximately $1,225,000 in fiscal 2002. The gain from discontinued operations, of approximately $2.1 million in fiscal 2003, was the result of the reduction of contingent liabilities related to capital and operating leases. These liabilities were extinguished in the fourth quarter of fiscal year 2003 in accordance with the Company’s plan. The gain from discontinued operations in fiscal 2002 was approximately $11.5 million which included a gain on sale of $13.4 million offset by a $1.9 million operating loss during the year.

Operating Pattern

We experience an irregular pattern of quarterly operating results, caused primarily by fluctuations in both the number and size of software license contracts received and delivered from quarter to quarter and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. We expect this pattern to continue.

Liquidity and Capital Resources

Sources and Uses of Cash

We have historically funded, and continue to fund, our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash that our operating activities provide generally reflect the changes in net earnings and non-cash operating items plus the effect of changes in operating assets and liabilities, such as investment trading securities, trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue. We have no debt obligations or off-balance sheet financing arrangements and, therefore, we used no cash for debt service purposes.

The following tables show information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2004 and 2003. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in item 8 of this report.

	Year ended April 30
	2004	2003
	(in thousands)
Net cash provided by operating activities	$13,716	$9,000
Net cash used in investing activities	(5,995)	(7,241)
Net cash used in financing activities	(915)	(1,764)

Net change in cash and cash equivalents	$6,806	$(5)

For the year ended April 30, 2004, the increase in cash provided by operating activities was due primarily to increases in proceeds from the sale and maturity of trading securities, partially offset by an increase in the purchase of trading securities. The decrease in cash used in investing activities was due primarily to decreased purchases of short-term investments by our Logility subsidiary. We used less cash in financing activities was due primarily to increases in proceeds from the exercise of stock options, and to a lesser extent decreased repurchases of our common stock. These factors were partially offset by the initiation of cash dividends paid on common stock.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30
	2004	2003
	(in thousands)
Cash and cash equivalents	$37,530	$30,724
Investments	28,836	29,853

Total cash and investments	$66,366	$60,577

Net increase in total cash and investments (year ended April 30)	$5,789	$4,022

The increase in cash and cash equivalents, and the decrease in investments, were both due to short-term investments maturing prior to April 30, 2004, and the proceeds being invested in money market accounts. Therefore, these amounts were reclassified as cash equivalents.

The following table provides information regarding our known contractual obligations as of April 30, 2004 (in thousands)

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	1,344	692	652	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liab.	—	—	—	—	—

Total	$1,344	$692	$652	$—	$—

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $66.4 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that our Logility subsidiary generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments). For the year ended April 30, 2004, we generated approximately $6.3 million in cash from operations, exclusive of cash that Logility generated from its operations.

Days Sales Outstanding in accounts receivable were 70 days as of April 30, 2004, compared to 68 days as of April 30, 2003. This increase was due primarily to lower total revenues in fiscal 2004. Our current ratio on April 30, 2004 was 4.7 to 1, compared to 4.2 to 1 as of April 30, 2003.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For these repurchase plans, as of July 9, 2004, we have repurchased approximately 2.4 million shares of common stock at a cost of approximately $8.5 million.

On December 15, 1997, Logility’s Board of Directors approved a resolution authorizing it to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For all repurchase plans, as of July 9, 2004, Logility had repurchased a cumulative total of approximately 885,000 shares at a total cost of $5.4 million.

See Item 5 of this report, under the caption “Purchases of Equity Securities by the Company.”

Recent Accounting Pronouncements

There are currently no recent account pronouncements that we have not adopted that have any material impact on the Company.

FACTORS AFFECTING FUTURE PERFORMANCE OF OUR BUSINESS AND OUR STOCK PRICE

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

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended April 30, 2004, 2003 and 2002 contained elsewhere in this Form 10-K.

We cannot predict every event and circumstance that may impact our business and, therefore, the risks and uncertainties discussed below may not be the only ones you should consider.

The risks and uncertainties discussed below are in addition to those that apply to most businesses generally. In addition, as we continue to operate our business, we may encounter risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

RISK FACTORS RELATED TO OUR BUSINESS

Our markets are very competitive, and we may not be able to compete effectively.

The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased in part as a result of the extended period of economic downturn and uncertainty. We expect this intensity of competition to increase in the future. Our current and potential competitors may make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Any significant consolidation among ERP or supply chain software companies could adversely affect our competitive position. Increased competition has resulted and in the future could result in price reductions, lower gross margins, longer sales cycles and the loss of market share. Each of these developments could have a material adverse effect on our operating performance and financial condition.

Many of our current and potential competitors have significantly greater resources than we do, and therefore, we may be at a disadvantage in competing with them.

We directly compete with other ERP software vendors, including: SAP, PeopleSoft, Oracle and others. Our Logility subsidiary directly competes with other supply chain software vendors, including: Manugistics, I2 Technologies, and others. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Some competitors have become more aggressive with their prices and payment terms and issuance of contractual implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms. Furthermore, potential customers may consider outsourcing options, including application service providers, data center outsourcing and service bureaus as alternatives to licensing our software products. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

The continuing uncertainty in U.S. and global markets may reduce demand for our software and related services, which may negatively affect our revenues and operating results.

Our revenues and profitability depend on the overall demand for our software, professional services and maintenance. Regional and global economic change and uncertainty and political instability in key geographic areas have resulted in companies reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of the war in the Middle East, terrorist activities, related uncertainties and risks, and other geopolitical issues may adversely impact the purchasing decisions of current or potential customers. Future declines in demand for our products or services could adversely affect our revenues and operating results.

We are dependent upon key personnel, and need to attract and retain highly qualified personnel in all areas.

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

We periodically have restructured our sales force, which can be disruptive.

We continue to rely heavily on our direct sales force. In recent years, we have restructured or made other adjustments to our sales force in response to factors such as product changes, geographical coverage and other internal considerations. Change in the structures of the sales force and sales force management can result in temporary lack of focus and reduced productivity that may affect revenues in one or more quarters. Future restructuring of our sales force could occur, and if so we may again experience the adverse transition issues associated with such restructuring.

We may be required to defer recognition of license revenue for a significant period of time after entering into an agreement, which could negatively impact our results of operations.

We may have to delay recognizing license revenue for a significant period of time based on a variety of factors, including:

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

These factors and other specific accounting requirements under U.S. Generally Accepted Accounting Principles (GAAP) for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide services with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed.

We may derive a significant portion of our revenues in any quarter from a limited number of large, non-recurring license sales.

We expect to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that purchasing our products is relatively discretionary and generally involves a significant commitment of a customer’s capital resources. Therefore, a downturn in any customer’s business could result in order cancellations that could have a significant adverse impact on our revenues and quarterly results. Moreover, declines in general economic conditions could precipitate significant reductions in corporate spending for information technology, which could result in delays or cancellations of orders for our products.

We derive a significant portion of our services revenues from a small number of customers. If these customers were to discontinue the usage of our services our total revenues would be adversely affected.

A significant portion of our services revenues, and total revenues, is derived from a small number of customers using our services for product enhancement and other optional services. If these customers were to discontinue the usage of these services, or obtain these services from a competitor, our services revenues and total revenues would be adversely affected.

Services revenues carry lower gross margins than license revenues and an overall increase in services revenues as a percentage of total revenues could have an adverse impact on our business.

Because service revenues have lower gross margins than license revenues, an increase in the percentage of total revenues represented by service revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. As a result, an increase in services revenues as a percentage of total revenues and a change in the mix between services that are provided by our employees versus services provided by third-party consultants may negatively affect our gross margins.

If our customers elect not to renew maintenance contracts after the initial maintenance period, and the loss of those customers is not offset by new maintenance customers, our maintenance revenues and total revenues would be adversely affected.

Upon the purchase of a software license, our customers typically enter into a maintenance contract with a term from approximately one to three years. If, after this initial maintenance period, customers elected not to renew their maintenance contracts, and the loss of those customers is not offset by new maintenance customers as a result of new license fees, our maintenance revenues and total revenues would be adversely affected.

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

If accounting interpretations relating to revenue recognition change, our reported revenues could decline or we could be forced to make changes in our business practices.

There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In addition, the Securities and Exchange Commission staff has issued Staff Accounting Bulletin Nos. 101 and 104, which explain how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we currently comply with these standards.

The accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations.

The success of our business will depend to a great extent on the continued growth in acceptance of the Internet and electronic commerce and we cannot be certain that this growth will continue.

Our future success depends to a large degree on the Internet being accepted and widely used for commerce. If use of the Internet for commerce does not continue to increase as we anticipate, our business will suffer. We have in recent years expanded our technology into a number of new business areas to foster long-term growth, including electronic commerce, on-line business services and other products and services that can be offered over the Internet. These areas are relatively new to our product development, sales and marketing personnel, and we cannot be sure that the markets for these products will develop or that we will be able to compete effectively or will generate significant revenues in these new areas. As a result, our success in this area is difficult to predict. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products. Our business could be seriously harmed if:

•	the necessary communication and computer network technology underlying the Internet and other online services does not effectively support any expansion;

•	industry does not develop or adopt new standards and protocols in a timely manner;

•	there are increased concerns about security, reliability, cost, ease of use, accessibility, quality of service; or

•	if other facts result in the Internet not becoming established as a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for, and desirability, of our products and services.

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

We depend on third-party technology which, if it should become unavailable or if it contains defects, could result in increased costs or delays in the production and improvement of our products.

We license critical third-party software products that we incorporate into our own software products. We are likely to incorporate and include additional third-party software into and with our products and solutions as we expand our product offerings. If our relations with any of these third-party software providers are impaired, and if we are unable to obtain or develop a replacement for the software, our business could be harmed. The operation of our products would be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software. If the cost of licensing any of these third-party software products significantly increases, our gross margin levels could significantly decrease.

Our future growth depends upon our ability to develop and sustain relationships with complementary vendors to market and implement our software products, and failure to develop and sustain these relationships could have a material adverse affect on our operating performance and financial condition.

We are developing, maintaining and enhancing significant working relationships with complementary vendors, such as software companies, consulting firms, resellers and others that we believe can play important roles in marketing our products and solutions. We are currently investing, and intend to continue to invest, significant resources to develop and enhance these relationships, which could adversely affect our operating margins. We may be unable to develop relationships with organizations that will be able to market our products effectively. Our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. Many of the organizations with which we are developing or maintaining marketing relationships have commercial relationships with our competitors. There can be no assurance that any organization will continue its involvement with us and our products. The loss of relationships with important organizations could materially and adversely affect our operating performance and financial condition.

If our products are not able to deliver quick, demonstrable value to our customers, our business could be seriously harmed.

Enterprises are requiring their application software vendors to provide faster times for a return of their investments on their technology investments. We must continue to improve the speed of our implementations and the pace at which our products deliver value or our competitors may gain important strategic advantages over us. If we cannot successfully respond to these market demands, or if our competitors respond more successfully than we do, our business, results of operations and financial condition could be materially and adversely affected.

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

The market for our software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. For instance, existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge. As a result, it is difficult for us to estimate the life cycles of our software products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to the market in a timely and cost-effective manner, or that products, capabilities or technologies developed by our competitors will not render our products obsolete. Our future success will depend in part upon our ability to:

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

Despite testing by us, our software programs, like all software programs generally, may contain a number of undetected errors or “bugs” when we first introduce them or as new versions are released. We do not discover some errors until we have installed the product and our customers have used it. Errors may result in the delay or loss of revenues, diversion of software engineering resources, material non-monetary concessions, negative media attention, or increased service or warranty costs as a result of performance or warranty claims. Errors could lead to customer dissatisfaction, resulting in litigation, damage to our reputation, and impaired demand for our products. Correcting bugs may result in increased costs and reduced acceptance of our software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

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

Our past and future acquisitions may not be successful.

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

Recent changes in the law require the use of the purchase method of accounting in all new business acquisitions. The purchase method of accounting for business combinations may require large write-offs of any in-process research and development costs related to companies being acquired, as well as ongoing amortization costs for other intangible assets valued in combinations of companies. In addition, goodwill will need to be periodically measured for impairment which may result in large future write-offs. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net earnings in the quarter of the combination and for several subsequent years. We may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

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

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. The following factors, among others, could have an adverse impact on our business and earnings:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities;

•	failure to properly comply with U.S. laws and regulations relating to the export of our products and services;

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	foreign currency exposure;

•	longer collection cycles;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities, particularly throughout Europe;

•	reduced protection for intellectual property rights in some countries;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to the war with Iraq and other American policies that may be unpopular in certain countries; and

•	increasing political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries.

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

One of the features of our software applications is the ability to develop and maintain profiles of customers for use by businesses. Typically, these products capture profile information when customers and employees visit an Internet web site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although we have designed our products to operate with applications that protect user privacy, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. If we cannot adequately address customers’ privacy concerns, these concerns could seriously harm our business, financial condition and operating results.

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

RISKS RELATED TO OUR STOCK PRICE

We could experience fluctuations in quarterly operating results that could adversely impact our stock price.

It is difficult to predict our revenues and operating results, which have varied widely from quarter to quarter in the past. We expect they will continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. We base our expense levels, operating costs and hiring plans on projections of future revenues, and it is difficult for us to rapidly adjust when actual results do not match our projections. A failure to meet expectations of revenues could adversely affect the price of our stock. License revenues in any quarter depend substantially on the combined contracting activity of the American Software group of companies and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

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

Variances or slowdowns in our licensing activity in prior quarters may affect current and future consulting, training and maintenance revenues since these revenues typically follow license fee revenues. Our ability to maintain or increase services revenues primarily depends on our ability to increase the number and size of our licensing agreements. In addition, we base our budgeted operating costs and hiring plans primarily on our projections of future revenues. Because our expense levels are relatively fixed in the near term, if our actual revenues fall below projections in any particular quarter, our business, operating results, and financial condition could be materially adversely affected.

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

Our principal shareholders may control our management decisions.

James C. Edenfield, Chief Executive Officer of the Company, and Thomas L. Newberry, Chairman of the Board of Directors, own 100% of our outstanding Class B common stock between them, giving them the right to elect a majority of the Board of Directors. Mr. Edenfield and Dr. Newberry have reported in filings with the Securities and Exchange Commission that they constitute a group, for voting purposes. Current directors and executive officers as a group beneficially own approximately 7.4% of our Class A common stock. Mr. Edenfield, Dr. Newberry and members of their immediate families currently constitute four of the eight members of the Board and, thus, have significant influence in directing the actions of the Board of Directors and all other matters requiring approval by shareholders, including the approval of mergers and other business combinations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS .

Foreign Currency.    In the fiscal year ended April 30, 2004, we generated 7% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominated those sales typically in U.S. Dollars or British Pounds Sterling. However, expenses incurred in connection with these sales are typically denominated in the local currencies. The effect of foreign exchange rate fluctuations on us in fiscal 2004 was not material. In addition, a 10% movement in foreign currency rates would not have a material impact on our financial condition or results of operations.

Interest rates and other market risks.    We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of April 30, 2004 was approximately $65.0 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

April 30, 2004 and 2003

(In thousands, except share data)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$37,530	$30,724
Investments—current	28,297	29,017
Trade accounts receivable, net of allowance for doubtful accounts of $768 in 2004 and $788 in 2003:
Billed	7,097	6,736
Unbilled	2,487	3,884
Prepaid expenses and other current assets	876	1,035

Total current assets	76,287	71,396
Investments—noncurrent	539	836
Property and equipment, net	7,570	8,918
Capitalized software development costs, net	7,119	7,271
Goodwill	4,346	4,346
Other assets	1,375	1,573

	$97,236	$94,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$678	$412
Accrued compensation and related costs	1,987	2,761
Dividends payable	1,412	—
Other current liabilities	2,190	3,807
Deferred revenue	10,059	10,180

Total current liabilities	16,326	17,160

Minority interest	4,457	4,202
Shareholders’ equity:
Common stock:
Class A, $0.10 par value. Authorized 50,000,000 shares; issued 23,638,927 shares in 2004 and 21,959,600 shares in 2003	2,364	2,196
Class B, $0.10 par value. Authorized 10,000,000 shares; issued and outstanding 3,649,994 shares in 2004 and 3,842,289 shares in 2003; convertible into Class A shares on a one-for-one basis	365	384
Additional paid-in capital	70,948	67,001
Accumulated other comprehensive income	236	236
Retained earnings	23,045	22,872
Class A treasury stock, at cost, 3,782,185 shares and 3,636,185 shares as of April 30, 2004 and 2003	(20,505)	(19,711)

Total shareholders’ equity	76,453	72,978
Commitments and contingencies (notes 10 and 11)

	$97,236	$94,340

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2004, 2003, and 2002

(In thousands, except per share data)

	2004	2003	2002
Revenues:
License fees	$12,353	$12,485	$12,052
Services and other	24,407	26,933	30,671
Maintenance	17,898	19,884	21,907

Total revenues	54,658	59,302	64,630

Cost of revenues:
License fees	4,322	4,107	4,592
Services and other	16,747	18,698	18,094
Maintenance	4,678	5,522	3,936

Total cost of revenues	25,747	28,327	26,622

Gross margin	28,911	30,975	38,008

Research and development costs	4,203	5,116	7,209
Sales and marketing expense	11,459	11,636	13,297
General and administrative expenses	9,068	9,287	11,851
Provision for doubtful accounts	191	414	503

Total operating expenses	24,921	26,453	32,860

Operating income	3,990	4,522	5,148
Other income:
Interest income	1,179	1,269	1,247
Minority interest	(246)	(306)	(339)
Other, net	1,258	17	1,135
Charge for investment impairment	(382)	—	—

Earnings from continuing operations before income taxes	5,799	5,502	7,191
Income tax expense	82	—	—

Earnings from continuing operations	5,717	5,502	7,191
Discontinued operations:
Loss from operations of discontinued segment, net of taxes of $-0-	—	—	(1,866)
Gain on disposal of discontinued segment, net of taxes of $-0-	—	2,084	13,376

Net earnings	$5,717	$7,586	$18,701

Earnings per common share:
Basic:
Continuing operations	$0.25	$0.25	$0.32
Discontinued operations	—	0.09	0.50

	$0.25	$0.34	$0.82

Diluted:
Continuing operations	$0.23	$0.24	$0.32
Discontinued operations	—	0.09	0.50

	$0.23	$0.33	$0.82

Shares used in the calculation of earnings per common share:
Basic	22,851	22,411	22,773
Diluted	24,640	23,132	22,911

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Years ended April 30, 2004, 2003, and 2002

(in thousands, except share data)

	Common stock				Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Treasury stock	Total shareholders’ equity	Comprehensive income
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2001	21,622,290	2,162	4,082,289	408	65,952	247	(3,415)	(17,503)	47,851
Proceeds from stock options exercised	13,800	1	—	—	55	—	—	—	56
Noncash stock compensation	—	—	—	—	65	—	—	—	65
Repurchase of 105,300 Class A shares	—	—	—	—	—	—	—	(351)	(351)
Issuance of 8,320 Class A shares under Dividend Reinvestment and Stock Purchase Plan	8,320	1	—	—	15	—	—	—	16
Decrease in minority interest in subsidiary, resulting from purchase of stock	—	—	—	—	78	—	—	—	78
Net earnings	—	—	—	—	—	—	18,701	—	18,701	$18,701
Translation adjustments	—	—	—	—	—	1	—	—	1	1

Comprehensive income for fiscal 2002										$18,702

Balance at April 30, 2002	21,644,410	2,164	4,082,289	408	66,165	248	15,286	(17,854)	66,417
Proceeds from stock options exercised	71,000	7	—	—	72	—	—	—	79
Conversion of Class B shares into Class A shares	240,000	24	(240,000)	(24)	—	—	—	—	—
Issuance of compensatory stock options that were granted in fiscal 2003 (included in accrued compensation in fiscal 2002)	—	—	—	—	547	—	—	—	547
Repurchase of 605,500 Class A shares	—	—	—	—	—	—	—	(1,857)	(1,857)
Issuance of 4,190 Class A shares under Dividend Reinvestment and Stock Purchase Plan	4,190	1	—	—	13	—	—	—	14
Decrease in minority interest in subsidiary, resulting from purchase of stock	—	—	—	—	204	—	—	—	204
Net earnings	—	—	—	—	—	—	7,586	—	7,586	$7,586
Translation adjustments	—	—	—	—	—	(12)	—	—	(12)	(12)

Comprehensive income for fiscal 2003										$7,574

Balance at April 30, 2003	21,959,600	2,196	3,842,289	384	67,001	236	22,872	(19,711)	72,978
Proceeds from stock options exercised	1,482,173	148	—	—	3,834	—	—	—	3,982
Conversion of Class B shares into Class A shares	192,295	19	(192,295)	(19)	—	—	—	—	—
Warrants issued in exchange for services	—	—	—	—	93	—	—	—	93
Repurchase of 146,000 Class A shares	—	—	—	—	—	—	—	(794)	(794)
Issuance of 4,859 Class A shares under Dividend Reinvestment and Stock Purchase Plan	4,859	1	—	—	28	—	—	—	29
Net change in minority interest resulting from changes in subsidiary equity	—	—	—	—	(8)	—	—	—	(8)
Net earnings	—	—	—	—	—	—	5,717	—	5,717	$5,717
Dividends declared	—	—	—	—	—	—	(5,544)	—	(5,544)	—

Comprehensive income for fiscal 2004										$5,717

Balance at April 30, 2004	23,638,927	$2,364	3,649,994	$365	$70,948	$236	$23,045	$(20,505)	$76,453

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2004, 2003, and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$5,717	$7,586	$18,701
Income from discontinued operations	—	2,084	11,510

Earnings from continuing operations	5,717	5,502	7,191

Adjustments to reconcile net earnings to net cash provided by operating activities:
Charge for investment impairment	382	—	—
Depreciation and amortization	5,572	5,294	7,118
Net (gain) loss on investments	(900)	440	52
Gain on disposal of property	—	—	(682)
Minority interest in net earnings of subsidiary	246	306	339
Grants of compensatory stock warrants and options	93	—	65
Changes in operating assets and liabilities:
Purchases of trading securities	(13,871)	(6,343)	(8,282)
Proceeds from sale of trading securities	10,512	3,324	833
Proceeds from maturities of trading securities	7,200	1,600	2,667
Accounts receivable, net	1,036	1,056	2,265
Prepaid expenses and other assets	(25)	329	16
Accounts payable and other liabilities	(2,125)	(2,115)	(2,246)
Deferred revenue	(121)	(393)	(3,060)

Net cash provided by continuing operations	13,716	9,000	6,276
Net cash provided by discontinued operations	—	—	6

Net cash provided by operating activities	13,716	9,000	6,282

Cash flows from investing activities:
Capitalized software development costs	(3,869)	(2,978)	(3,288)
Purchase of majority interest in subsidiaries, net of cash received	—	—	(557)
Purchases of property and equipment	(202)	(310)	(305)
Proceeds from sale of property	—	—	1,666
Proceeds from maturities of held-to-maturity investments	102,617	89,012	43,345
Purchases of held-to-maturity investments	(104,541)	(92,061)	(43,406)
Purchases of common stock by subsidiary	—	(254)	(130)
Cash (paid) received in connection with disposal of discontinued segment, net of cash paid for transaction costs	—	(650)	19,735

Net cash (used in) provided by investing activities	(5,995)	(7,241)	17,060

Cash flows from financing activities:
Repurchases of common stock	(794)	(1,857)	(351)
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	29	14	16
Proceeds from exercise of stock options	3,982	79	56
Dividends paid	(4,132)	—	—
Payments of capital lease obligations by discontinued segment	—	—	(1,231)

Net cash used in financing activities	(915)	(1,764)	(1,510)

Net change in cash and cash equivalents	6,806	(5)	21,832
Cash and cash equivalents at beginning of year	30,724	30,729	8,897

Cash and cash equivalents at end of year	$37,530	$30,724	$30,729

Supplemental disclosures of cash paid during the year for:
Income taxes	$312	$189	$61
Interest	—	—	140
Supplemental disclosures of noncash operating, investing, and financing activities:
Accrual of dividends payable	1,412	—	—

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2004, 2003, and 2002

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

License.    License revenue in connection with license agreements for standard proprietary software are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the Company recognizes revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Maintenance.     Revenue derived from maintenance contracts primarily includes telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Maintenance contracts are typically sold for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. Maintenance fees are generally billed annually in advance. Maintenance revenue is recognized ratably over the term of the maintenance agreement. In situations where all or a portion of the maintenance fee is bundled with the license fee, VSOE for maintenance is determined based on prices when sold separately.

Services.    Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed primarily under time and materials arrangements and are recognized as services are performed. Reimbursements received for travel and other out-of-pocket expenses incurred in connection with consulting, implementation, and training services are classified as revenue in the statements of operations.

Indirect Channel Revenue.     Revenues are recognized for sales made through indirect channels when the distributor makes the sale to an end-user, or upon delivery to the reseller, when the license fee is fixed or determinable, the license fee is nonrefundable, and all other conditions of SOP 97-2 and SOP 98-9 are met.

Deferred Revenue.    Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenue is recognized.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

(c)  Cost of Revenues

Cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses.

(d)  Cash and Cash Equivalents

Cash equivalents of $36.7 million and $29.8 million at April 30, 2004 and 2003, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(e)  Investments

Investments consist of debt securities and marketable equity securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Pursuant to the provisions of SFAS 115, the Company has classified its investment portfolio as “trading” and “held-to-maturity.” “Trading” securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings. “Held-to-maturity” investments are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

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

(g)  Capitalized Software Development Costs

The Company capitalizes certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized software development costs are being amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

Capitalized software development costs consisted of the following at April 30, 2004 and 2003 (in thousands):

	2004	2003
Capitalized software development costs	$21,334	$17,465
Less accumulated amortization	14,215	10,194

	$7,119	$7,271

Total Expenditures and Amortization.    Total expenditures for capitalized computer software development costs, total research and development expense and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30
	2004	2003	2002
	(In thousands)
Total capitalized software development costs	$3,869	$2,978	$3,288
Total research and development expense	4,203	5,116	7,209

Total research and development expense and capitalized software development costs	$8,072	$8,094	$10,497

Total amortization of capitalized computer software development costs	$4,021	$3,498	$3,946

(h)  Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of May 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. At April 30, 2004, the Company had no intangible assets, as defined by SFAS No. 142 with indefinite useful lives or that were subject to amortization.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company was required to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of May 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of May 1, 2002. The carrying amount of the Company’s reporting units did not exceed the fair value of the reporting units. The Company also evaluated the fair values of the reporting units as of April 30, 2004 and 2003 and concluded that no impairment of recorded goodwill exists.

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

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

Goodwill amortization expense totaled approximately $1,152,000 in 2002. The impact of goodwill amortization on basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	2004	2003	2002
Reported net earnings	$5,717	$7,586	$18,701
Add goodwill amortization	—	—	1,152

Adjusted net earnings	$5,717	$7,586	$19,853

Earnings per common share:
Basic:
As reported	$0.25	$0.34	$0.82
Add back goodwill amortization	—	—	0.05

Adjusted earnings per share	$0.25	$0.34	$0.87

Diluted:
As reported	$0.23	$0.33	$0.82
Add back goodwill amortization	—	—	0.05

Adjusted earnings per share	$0.23	$0.33	$0.87

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

(j)  Earnings Per Common Share

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

The numerator in calculating both basic and diluted earnings per common share for each year is the same as net earnings. The denominator is based on the following number of common shares:

	Years ended April 30
	2004	2003	2002
	(In thousands)
Common shares:
Weighted average common shares outstanding:
Class A shares	19,043	18,390	18,691
Class B shares	3,808	4,021	4,082

Basic weighted average common shares outstanding	22,851	22,411	22,773
Dilutive effect of outstanding Class A common stock options outstanding	1,789	721	138

Total	24,640	23,132	22,911

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

For the years ended April 30, 2004, 2003, and 2002, approximately 266,000, 1,982,000, and 4,008,000 stock options, respectively, were excluded from the computation of diluted earnings per share because they were antidilutive.

(k)  Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment; valuation allowance for receivables and deferred income tax assets; and obligations related to employee benefits. Actual results could differ from those estimates.

(l)  Impairment of Long-Lived Assets

The Company adopted SFAS No. 144 on May 1, 2002. In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial condition or results of operations.

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

	2004	2003	2002
Dividend yield	4%	0%	0%
Expected volatility	88.0%	48.5%	80.0%
Risk-free interest rate	4.3%	3.3%	4.9%
Expected life	4 years	8 years	8 years

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

The following table illustrates the effect on net earnings if the fair-value-based method had been applied in each period.

	Years ended April 30
	2004	2003	2002
	(In thousands, except per share data)
Net earnings as reported	$5,717	$7,586	$18,701
Less total stock-based compensation expense determined under fair value based method for all awards	1,163	2,889	3,100

Pro forma net earnings	$4,554	$4,697	$15,601

Basic earnings per share:
As reported	$0.25	$0.34	$0.82
Pro forma	0.20	0.21	0.69
Diluted earnings per share:
As reported	0.23	0.33	0.82
Pro forma	0.18	0.20	0.68

(n)  Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the presentation adopted in 2004.

(o)  Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net earnings and foreign currency translation adjustments and is presented in the consolidated statements of shareholders’ equity and comprehensive income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s consolidated financial position or results of operations.

(2)	Investments

Investments consist of the following:

	April 30
	2004	2003
	(In thousands)
Trading:
Debt securities:
U.S. Treasury securities	$1,506	$7,309
Tax-exempt state and municipal bonds	802	836
Other government bonds	390	836

Total debt securities	2,698	8,145
Marketable equity securities	5,774	3,268

	$8,472	$11,413

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

	April 30, 2004
	Carrying value	Fair value	Unrealized gain (loss)
	(In thousands)
Held-to-maturity:
Government securities	$9,453	$9,452	$(1)
Commercial paper	6,995	6,997	2
Corporate bonds	3,916	3,905	(11)

	$20,364	$20,354	$(10)

	April 30, 2003
	Carrying value	Fair value	Unrealized gain (loss)
	(In thousands)
Held-to-maturity:
Government securities	$9,113	$9,114	$1
Commercial paper	6,993	6,998	5
Corporate bonds	2,334	2,333	(1)

	$18,440	$18,445	$5

The total carrying value of all investments on a consolidated basis was approximately $28,836,000 and $29,853,000 at April 30, 2004 and 2003, respectively. All held-to-maturity investments at April 30, 2004 are included in investments-current in the accompanying consolidated balance sheet, as all held-to-maturity investments mature in the following year.

In 2004, 2003, and 2002, the Company’s investment portfolio of trading securities experienced net unrealized holding gains of approximately $834,000, $78,000, and $396,000, respectively, which have been included in other income, net in the accompanying consolidated statements of operations.

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

(4)	Property and Equipment

Property and equipment consisted of the following at April 30, 2004 and 2003 (in thousands):

	2004	2003
Buildings and leasehold improvements	$16,425	$16,447
Computer equipment and purchased software	7,686	10,002
Office furniture and equipment	3,694	3,896

	27,805	30,345
Less accumulated depreciation and amortization	20,235	21,427

	$7,570	$8,918

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

(5)	Income Taxes

Income tax expense consisted of the following:

	Years ended April 30
	2004	2003	2002
	(In thousands)
Current:
Federal	$60	$—	$—
State	22	—	—

	82	—	—

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

	$82	$—	$—

The Company’s effective income tax rate differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 34% to earnings from continuing operations before income taxes as follows:

	Years ended April 30
	2004	2003	2002
	(In thousands)
Computed “expected” income tax expense	$1,972	$1,871	$2,445
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	100	134	664
Change in valuation allowance for deferred tax assets	(1,663)	(2,692)	(5,015)
AmQUEST net operating loss	—	—	1,986
Other	(327)	687	(80)

	$82	$—	$—

The significant components of deferred income tax expense attributable to income from continuing operations before income taxes for the years ended April 30, 2004, 2003, and 2002 are as follows:

	Years ended April 30
	2004	2003	2002
	(In thousands)
Deferred tax expense	$1,663	$2,692	$5,015
Decrease in beginning-of-the year balance of the valuation allowance for deferred tax assets	(1,663)	(2,692)	(5,015)

	$—	$—	$—

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2004 and 2003 are presented as follows:

	2004	2003
	(In thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$506	$1,431
Net operating loss carryforwards	4,929	6,762
Intangible assets and fixed asset basis differences	878	922
General business credits and other	1,837	755

Total gross deferred tax assets	8,150	9,870
Less valuation allowance	(4,828)	(6,491)

Net deferred tax assets	3,322	3,379

Deferred tax liabilities:
Capitalized computer software development costs	(1,700)	(1,115)
Other	(1,622)	(2,264)

Total gross deferred tax liabilities	(3,322)	(3,379)

Net deferred taxes	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2004 and 2003.

At April 30, 2004, the Company has net operating loss carry forwards for U.S. federal income tax purposes of approximately $12 million which are available to offset future federal taxable income, if any, through 2022. The net operating loss carryforward includes deductions of approximately $6 million related to the exercise of stock options which will be credited to additional paid-in capital when recognized.

(6)	Acquisitions and Dispositions

In July 1998, the Company purchased an 80% majority interest in New Generation Computing, Inc. (NGC), a company which specializes in accounting and manufacturing control software for the sewn goods industry (apparel, handbags, shoes, hats, etc.). The related goodwill of $1.4 million was being amortized over a seven-year period until May 1, 2002 at which time amortization ceased in accordance with SFAS No. 142. During 2002, 2001, and 2000, the Company purchased the remaining 20% interest in NGC. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition.

Effective February 5, 2002, the Company signed an agreement with Infocrossing, Inc. to sell AmQUEST, Inc. (AmQUEST), a wholly owned subsidiary that provides information technology services, business continuity services, and systems and network management services in various industries. Upon completion of the sale, Infocrossing paid approximately $20,284,000 in cash in exchange for all of the outstanding shares of AmQUEST. In fiscal year 2003, approximately $650,000 was paid by the Company to Infocrossing to resolve the final adjustment of the purchase price for the sale of AmQUEST.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

AmQUEST generated losses from operations of approximately $1,866,000 for the year ended April 30, 2002. The Company recorded a gain of $2,084,000 and $13,376,000 on the sale of AmQUEST in 2003 and 2002, respectively, and reflected this business as a discontinued operation beginning in the fourth quarter of 2002. The gain (loss) from discontinued operations was approximately $2,084,000 and $11,510,000 for the years ended April 30, 2003 and 2002, respectively. The total gain on the sale of approximately $15,460,000 was due primarily to the excess of the purchase price over the net assets, net of certain closing costs, lease commitments, and costs related to commitments to subscribe to AmQUEST services.

At April 30, 2004 and 2003, there were no assets related to the discontinued AmQUEST segment. At April 30, 2004, liabilities consisted of approximately $480,000 of costs related to commitments for AmQUEST services. Liabilities at April 30, 2003 consisted of approximately $50,000 of lease commitments and $840,000 of costs related to commitments for AmQUEST services.

AmQUEST’s revenues prior to the sale for the year ended April 30, 2002 were $12,395,000. The consolidated financial statements and related notes for all periods have been reclassified, where applicable, to reflect the AmQUEST business as a discontinued operation.

(7)	Investment Impairment

In the fourth quarter of fiscal 2004, the Company’s Logility subsidiary recorded a $382,000 investment impairment charge related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred. The remaining carrying amount of $382,000 is recorded in other assets.

(8)	Shareholders’ Equity

Certain Class A and Class B Common Stock Rights

Except for the election or removal of Directors and class votes as required by law or the Articles of Incorporation, holders of both classes of common stock vote as a single class on all matters with each share of Class A common stock entitled to cast one-tenth vote per share and each share of Class B common stock entitled to cast one vote per share. Neither has cumulative voting rights. Holders of Class A common stock, as a class, are entitled to elect 25% of the board of directors (rounded up to the nearest whole number of Directors) if the number of outstanding shares of Class A common stock is at least 10% of the number of outstanding shares of both classes of common stock. No cash or property dividend may be paid to holders of shares of Class B common stock during any fiscal year of the Company unless a dividend of $0.05 per share has been paid in such year on each outstanding share of Class A common stock. This $0.05 per share annual dividend preference is noncumulative. Dividends per share of Class B common stock during any fiscal year may not exceed dividends paid per share of Class A common stock during each year. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the shareholder. Class A and B shares are considered as one class for purpose of the earnings per share computation.

Employee Stock Purchase Plan

In December 1998, the Company began an Employee Stock Purchase Plan that offered employees the right to purchase shares of the Company’s common stock at 85% of the market price, as defined, pursuant to the Employee Stock Purchase Plan (the Purchase Plan). The Company terminated this plan effective October 31, 2003. During the fiscal year ended April 30, 2004, shares purchased on the open market on behalf of employee participants under the Purchase Plan were 1,277.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

In November 1998, Logility, Inc., a subsidiary of the Company, began an Employee Stock Purchase Plan that offered employees the right to purchase shares of Logility’s common stock at 85% of the market price, as defined, pursuant to the Employee Stock Purchase Plan (the Subsidiary Purchase Plan). This plan was terminated on October 31, 2003. Shares purchased on the open market and issued under the Subsidiary Purchase Plan were 4,594 during the fiscal year ended April 30, 2004.

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

In February 2000, the Company modified its stock option plans to allow the exercise of options beyond the initial three-month allowance from the termination date of an option holder’s employment, but not to exceed 10 years, for retired employees, as defined, or any employee designated by the board of directors at its sole discretion. This right was granted to certain employees during 2002 and resulted in a compensation charge of approximately $65,000 for the difference between the original exercise price of the option and the fair market value of the Company’s common stock at the date the right was granted.

Incentive and nonqualified options exercisable at April 30, 2004 and 2003 totaled 2,301,460 and 3,038,872, respectively. Options available for grant at April 30, 2004, for the 2001 Plan are 729,761 shares.

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

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

A summary of the status of the Company’s stock option plans as of April 30, 2004, 2003, and 2002 and changes during the years ended on those dates is presented below:

	2004		2003		2002
Fixed options	Shares	Weighted average price	Shares	Weighted average price	Shares	Weighted average price
Outstanding at beginning of year	4,918,276	$3.18	4,145,614	$3.31	3,768,149	$3.64
Granted	77,000	6.31	905,500	2.39	837,874	1.96
Exercised	(1,482,173)	2.69	(71,000)	1.12	(13,800)	2.72
Forfeited/canceled	(91,975)	3.71	(61,838)	3.33	(446,609)	3.51

Outstanding at end of year	3,421,128	3.45	4,918,276	3.18	4,145,614	3.31

Options exercisable at year-end	2,301,460	3.65	3,038,872	3.34	2,035,462	3.80
Weighted average fair value of options granted during the year		$3.35		$2.10		$1.39

The following table summarizes information about fixed stock options outstanding at April 30, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2004	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at April 30, 2004	Weighted average exercise price
$ 0.50 – 1.68	115,400	7.2	$1.51	67,400	$1.51
1.69 – 3.37	2,201,054	6.1	2.61	1,403,309	2.63
3.38 – 5.06	671,351	5.5	3.97	484,513	3.95
5.07 – 6.75	171,198	6.1	5.70	102,113	5.58
6.76 – 8.44	196,625	3.5	7.35	178,625	7.31
8.45 – 10.13	500	3.3	8.75	500	8.75
10.14 – 11.81	15,000	3.5	11.75	15,000	11.75
11.82 – 13.50	50,000	5.9	12.75	50,000	12.75

	3,421,128	5.9	3.45	2,301,460	3.65

A summary of the status of the Subsidiary’s Stock Plan as of April 30, 2004, 2003, and 2002 and changes during the years then ended is presented below:

	2004		2003		2002
Fixed options	Shares	Weighted average price	Shares	Weighted average price	Shares	Weighted average price
Outstanding at beginning of year	779,045	$3.65	781,422	$3.85	779,021	$4.37
Granted	17,200	4.67	79,000	2.56	165,250	3.15
Exercised	(69,380)	3.13	(5,625)	1.69	(6,500)	2.81
Forfeited/canceled	(15,266)	3.90	(75,752)	4.78	(156,349)	5.72

Outstanding at April 30, 2004	711,599	3.72	779,045	3.65	781,422	3.85

Options exercisable at April 30, 2004	582,024	3.89	539,203	3.82	417,291	4.20
Weighted average fair value of options granted during the year		$3.35		$2.09		$2.40

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

The following table summarizes information about fixed stock options outstanding at April 30, 2004 under the Subsidiary Stock Plan:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2004	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at April 30, 2004	Weighted average exercise price
$ 1.63 – 3.25	392,584	5.9	$2.75	306,959	$2.75
3.26 – 4.88	258,825	6.0	3.82	215,075	3.89
4.89 – 6.50	6,200	9.7	4.93	6,000	4.93
6.51 – 9.75	25,000	5.5	7.30	25,000	7.30
9.76 – 11.37	12,995	5.2	10.23	12,995	10.23
11.38 – 13.00	2,000	3.8	11.63	2,000	11.63
13.01 – 14.62	6,995	3.3	14.50	6,995	14.50
14.63 – 16.25	7,000	4.5	15.61	7,000	15.61

	711,599	5.9	3.72	582,024	3.89

(9)	International Revenue and Significant Customer

International revenues approximated $4.0 million or 7%, $6.5 million or 11%, and $7.4 million or 11% of consolidated revenues for the years ended April 30, 2004, 2003, and 2002, respectively, and were derived primarily from customers in Canada and Europe.

One customer accounted for approximately 11% of consolidated revenue for each of the years ended April 30, 2004 , 2003 and 2002. Accounts receivable from this customer were $951,000 and $508,000 at April 30, 2004 and 2003, respectively.

(10)	Commitments

Leases

The Company previously leased an office facility from a partnership controlled by the two Class B shareholders, under an operating lease that by its term expired December 31, 1996. That lease was continued on a month-to-month basis through August, 2003, when it was terminated. Amounts expensed under this lease for each of the years ended April 30, 2004, 2003, and 2002 approximated $100,000, $300,000, and $300,000, respectively.

The Company leases other office facilities and equipment under various operating leases expiring through 2007. Rental expense for these leases approximated $959,000, $861,000, and $788,000 for the years ended April 30, 2004, 2003, and 2002, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2004 are as follows:

Year ending April 30:
2005	$692
2006	384
2007	268

Total minimum lease payments	$1,344

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2004, 2003, or 2002.

Through December 31, 2001, the Company contributed an employer match in an amount equal to 25% of the eligible participant’s compensation contributed to the Plan subject to a maximum of 6% of compensation. The Company’s matching contributions totaled $281,492 for fiscal 2002.

Effective January 1, 2002, the Company amended the 401(k) Plan to discontinue mandatory matching contributions. The 401(k) Plan was further amended to allow the Company to make a discretionary matching contribution at a rate to be determined by the Company. No discretionary matching contributions have been made subsequent to January 1, 2002.

(11)	Contingencies

The Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the financial position or results of operations of the Company.

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

(12)	Segment information

The Company operates and manages its business in three segments based on software and services provided in three key product markets: (i) Collaborative Supply Chain Management, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services. Following is information related to each segment as of and for the years ended April 30, 2004, 2003 and 2002:

	2004	2003	2002
	(In thousands)
Revenues:
Enterprise resource planning	$23,186	$25,741	$28,945
Collaborative Supply Chain management	22,826	24,837	29,399
IT Consulting	8,646	8,724	6,286

Total	$54,658	$59,302	$64,630

Operating income before intersegment eliminations:
Enterprise resource planning	$1,848	$2,423	$3,907
Collaborative Supply Chain management	1,803	1,724	1,150
IT Consulting	339	375	91

Total	$3,990	$4,522	$5,148

Intersegment eliminations:
Enterprise resource planning	$(1,541)	$(1,761)	$(2,346)
Collaborative Supply Chain management	1,541	1,761	2,346

Total	$—	$—	$—

Operating income after intersegment eliminations:
Enterprise resource planning	$307	$662	$1,561
Collaborative Supply Chain management	3,344	3,485	3,496
IT Consulting	339	375	91

Total	$3,990	$4,522	$5,148

Capital expenditures:
Enterprise resource planning	$111	$177	$121
Collaborative Supply Chain management	86	132	182
IT Consulting	5	2	2

Total	$202	$311	$305

Capitalized software:
Enterprise resource planning	$577	$123	$302
Collaborative Supply Chain management	3,292	2,855	2,986

Total	$3,869	$2,978	$3,288

Depreciation and amortization:
Enterprise resource planning	$1,291	$1,298	$2,779
Collaborative Supply Chain management	4,280	3,995	4,338
IT Consulting	1	1	1

Total	$5,572	$5,294	$7,118

Identifiable assets:
Enterprise resource planning	$53,117	$50,813	$49,832
Collaborative Supply Chain management	42,368	42,216	39,813
IT Consulting	1,751	1,311	3,830

Total	$97,236	$94,340	$93,475

AMERICAN SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

(13)     Financial Statements and Supplementary Data (Unaudited)

The following schedule represents results for each quarter in the years ended April 30, 2004 and 2003 (in thousands, except per share amounts):

	Total revenues	Operating income	Net earnings	Diluted earnings per share
Quarter ended:
July 31, 2003	$13,090	$420	$1,128	$0.05
October 31, 2003	13,542	1,604	2,307	0.09
January 31, 2004	14,641	1,466	2,061	0.08
April 30, 2004	13,385	500	221	0.01

Year ended April 30, 2004	$54,658	$3,990	$5,717	$0.23

Quarter ended:
July 31, 2002	$14,558	$778	$1,450	$0.06
October 31, 2002	14,790	1,156	2,026	0.09
January 31, 2003	14,934	1,001	1,661	0.07
April 30, 2003	15,020	1,587	2,449	0.11

Year ended April 30, 2003	$59,302	$4,522	$7,586	$0.33

(14)     Subsequent Event

On May 26, 2004, the Board of Directors approved a $0.01 increase in the quarterly cash dividend, from $0.06 per share to $0.07 per share.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective May 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    KPMG LLP

Atlanta, Georgia

June 11, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the fiscal quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

Name	Age	Position
James C. Edenfield	69	President, Chief Executive Officer, Treasurer and Director; Chairman of the Board of Directors of Logility, Inc.
Thomas L. Newberry	71	Chairman of the Board of Directors
J. Michael Edenfield	46	Director, Executive Vice President; President and Director of Logility, Inc.
David H. Gambrell	74	Director
Dennis Hogue	51	Director
John J. Jarvis	62	Director
James B. Miller Jr	64	Director
Thomas L. Newberry, V	37	Director
Jeffrey W. Coombs	52	Executive Vice President of American Software USA, Inc.
Vincent C. Klinges	41	Chief Financial Officer
James R. McGuone	57	Secretary

All directors hold office until the next annual meeting of the shareholders of the Company. Information regarding the directors of the Company, including their ages, their principal occupations for at least the past five years, other public company directorships held by them and the year each was first elected as a director of the Company, are set forth under the caption “Election of Directors” in the Proxy Statement, which information is incorporated herein by reference.

Executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors. Information regarding the executive officers of the Company who are not directors, including their ages and their principal occupations for at least the past five years, is set forth below:

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

During fiscal 2004, Thomas L Newberry, a director of the Company, inadvertently filed one report on Form 4 later than the required filing dates under applicable rules for two separate transactions. Except for the foregoing, and based upon a review by the Company of filings made under Section 16(a) of the Exchange Act and representations from its directors and officers, all of the reports required to be filed during fiscal 2004 were filed on a timely basis.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Controller. The Code of Business Conduct and Ethics is available on the Company’s website at http://www.amsoftware.com/marketing/Code-of-Ethics.pdf.

ITEM 11. EXECUTIVE	COMPENSATION

This information is set forth under the caption “Certain Information Regarding Executive Officers and Directors” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term by giving proper notice. Logility will indemnify us against any damages that we may incur in connection with our performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with our rendering of services under the Services Agreement. For the fiscal years 2004 and 2003 the services related to this agreement were valued at $1.1 million and $1.2 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities owned or leased by us (or our subsidiaries).

The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated by Logility for any reason with respect to any particular facility upon thirty days’ written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years 2004 and 2003, the services related to this agreement were valued at $454,000 and $469,000, respectively. Included in these costs are lease expense, utilities expense, telephone expense, and security expense.

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

Marketing License Agreement

American Software USA, Inc. (“USA”), a wholly-owned subsidiary of American Software, and Logility had previously entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement ended August 1, 2003, and was not renewed. No payments were made under this agreement for fiscal year 2004. In fiscal 2003, the services related to this agreement and a predecessor agreement were valued at $102,000.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is set forth under the caption “Independent Registered Public Accountants—Audit Fees and All Other Fees” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report.

1.	Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Page
Report of Independent Registered Public Accounting Firm	88
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2004	89

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	The Company’s Amended and Restated Articles of Incorporation, and amendments thereto. (1)

3.2	The Company’s Amended and Restated By-Laws dated November 13, 1989. (2)

10.1	Amended and Restated 1991 Employee Stock Option Plan dated February 14, 2000. (3)

10.2	Amended and Restated Directors and Officers Stock Option Plan effective August 26, 1999. (4)

10.3	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement. (5)

10.4	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement. (6)

10.5	Subsidiary Formation Agreement entered into among the Company, Logility, Inc., and certain subsidiaries of the Company, as amended, dated January 23, 1997. (7)

10.6	Services Agreement between the Company and Logility, Inc., dated August 1, 1997. (7)

10.7	Facilities Agreement between the Company and Logility, Inc., dated August 1, 1997. (7)

10.8	Tax Sharing Agreement between the Company and Logility, Inc., dated January 23, 1997. (7)

10.9	Stock Option Agreement between the Company and Logility, Inc., dated August 1, 1997. (7)

10.10	Technology License Agreement between the Company and Logility, Inc., as amended, dated August 1, 1997. (7)

10.11	Logility, Inc.’s Amended and Restated 1997 Stock Plan dated August 26, 1998. (8)

10.12	Split-Dollar Agreement between the Company and the J&N Edenfield Trust, effective January 1, 2003. (9)

10.13	The Company’s 2001 Stock Option Plan. (10)

10.14	The Company’s Dividend Reinvestment and Stock Purchase Plan. (11)

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 1990.
(3)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2000.
(4)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-86141 filed on Form S-8 on August 30, 1999.
(5)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.
(6)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2002.
(7)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1998.
(8)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1999.
(9)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the fiscal quarter ended January 31, 2004.
(10)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-98513 filed on form S-8 on August 22, 2002.
(11)	Incorporated by reference herein. Filed by the Company as the Prospectus within its Registration Statement No. 33-79640 filed on Form S-3 on June 1, 1994, as amended by Post-Effective Amendment No. 1 filed December 13, 2001.

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the fourth quarter of fiscal 2004:

1. Press Release of American Software, Inc., dated February 18, 2004, reporting American Software, Inc.’s financial results for the third quarter of fiscal year 2004.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

Under date of June 11, 2004, we reported on the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2004, which are included in the April 30, 2004 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Atlanta, Georgia

June 11, 2004

SCHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2004, 2003, and 2002

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Additions charged to expense	Other Additions (1)	Deductions (2)	Balance at end of year
April 30, 2004	$788	191	11	222	768
April 30, 2003	906	414	—	532	788
April 30, 2002	1,656	503	—	1,253	906

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

Deferred Income Tax Valuation Allowance

Year ended:	Balance at beginning of year	Additions charged to expense	Other additions	Deductions	Balance at end of year
April 30, 2004	$6,491	—	—	1,663	4,828
April 30, 2003	9,183	—	—	2,692	6,491
April 30, 2002	14,198	—	—	5,015	9,183

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SOFTWARE, INC.

By:	/s/ JAMES C. EDENFIELD
James C. Edenfield President, Chief Executive Officer, Treasurer and Director

Date: July 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JAMES C. EDENFIELD James C. Edenfield	President, Chief Executive Officer, Treasurer and Director	July 12, 2004

/s/ THOMAS L. NEWBERRY Thomas L. Newberry	Chairman of the Board of Directors	July 12, 2004

/s/ J. MICHAEL EDENFIELD J. Michael Edenfield	Director, Executive Vice President	July 12, 2004

/s/ DAVID H. GAMBRELL David H. Gambrell	Director	July 12, 2004

/s/ DENNIS HOGUE Dennis Hogue	Director	July 12, 2004

/s/ JOHN J. JARVIS John J. Jarvis	Director	July 12, 2004

/s/ THOMAS L. NEWBERRY, V Thomas L. Newberry, V.	Director	July 12, 2004

/s/ JAMES B. MILLER, JR. James B. Miller, Jr.	Director	July 12, 2004

/s/ VINCENT C. KLINGES Vincent C. Klinges	Chief Financial Officer	July 9, 2004

/s/ DEIRDRE J. LAVENDER Deirdre J. Lavender	Controller and Principal Accounting Officer	July 9, 2004