Form 10-Q
period 2004-07-31
AMERICAN SOFTWARE INC
filed 2004-09-09
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at September 7, 2004
Class A Common Stock, $.10 par value	20,076,700 Shares
Class B Common Stock, $.10 par value	3,549,994 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except share data)

(Unaudited)

	July 31, 2004	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$37,543	$37,530
Investments - current	28,560	28,297
Trade accounts receivable, less allowance for doubtful accounts of $721 at July 31, 2004 and $768 at April 30, 2004:
Billed	5,546	7,097
Unbilled	3,069	2,487
Prepaid expenses and other current assets	629	876

Total current assets	75,347	76,287

Investments – noncurrent	1,031	539
Property and equipment, net	7,608	7,570
Capitalized computer software development costs, net	7,058	7,119
Goodwill	4,346	4,346
Other assets	1,358	1,375

	$96,748	$97,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$836	$678
Accrued compensation and related costs	1,550	1,987
Dividends payable	1,654	1,412
Other current liabilities	1,937	2,190
Deferred revenue	9,987	10,059

Total current liabilities	15,964	16,326

Minority interest	4,412	4,457
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares; Issued 23,858,785 shares at July 31, 2004 and 23,638,927 shares at April 30, 2004	2,386	2,364
Class B, $.10 par value. Authorized 10,000,000 shares; Issued and outstanding 3,549,994 shares at July 31, 2004 and 3,649,994 shares at April 30, 2004; convertible into Class A shares on a one-for-one basis	355	365
Additional paid-in capital	71,361	70,948
Accumulated other comprehensive income	234	236
Retained earnings	22,541	23,045
Class A treasury stock, at cost, 3,782,185 shares at July 31, 2004 and April 30, 2004	(20,505)	(20,505)

Total shareholders’ equity	76,372	76,453

Commitments and contingencies

	$96,748	$97,236

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended July 31,
	2004	2003
Revenues:
License fees	$2,557	$2,640
Services and other	6,779	5,846
Maintenance	4,369	4,604

Total revenues	13,705	13,090

Cost of revenues:
License fees	903	1,032
Services and other	4,719	3,993
Maintenance	1,158	1,245

Total cost of revenues	6,780	6,270

Gross Margin	6,925	6,820

Operating expenses:
Research and development costs	1,812	2,000
Less: Capitalized computer software research and development costs	(670)	(833)
Sales and marketing	2,895	2,976
General and administrative	2,286	2,169
Provision for doubtful accounts	37	88

Total operating expenses	6,360	6,400

Operating income	565	420

Other income (expense):
Interest income	189	293
Gain on investments and other	444	465
Minority interest	(48)	(50)

Earnings before income taxes	1,150	1,128

Income taxes	—	—

Net earnings	$1,150	$1,128

Net earnings per common share:

Basic:	$0.05	$0.05

Diluted:	$0.05	$0.05

Cash dividends declared per common share:	$0.07	$0.06

Shares used in the calculation of net earnings per common share:
Basic	23,563	22,346

Diluted	25,058	24,291

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,150	$1,128
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,043	1,380
Minority interest	48	50
Net loss (gain) on investments	10	(222)
Change in operating assets and liabilities:
Purchases of trading securities	(4,103)	(1,766)
Proceeds from sales of trading securities	3,356	56
Proceeds from maturities of investments	100	3,025
Accounts receivable	969	1,126
Prepaid expenses and other assets	264	384
Accounts payable and other accrued liabilities	(532)	(1,822)
Deferred revenue	(72)	313

Net cash provided by operating activities	2,233	3,652

Cash flows from investing activities:
Capitalized software development costs	(746)	(961)
Purchases of property and equipment	(274)	(26)
Purchases of investments	(23,108)	(27,658)
Proceeds from maturities of investments	22,990	27,630

Net cash used in investing activities	(1,138)	(1,015)

Cash flows from financing activities:
Repurchase of common stock	—	(113)
Dividends paid	(1,412)	—
Proceeds from exercise of stock options and shareholder stock purchase plan	330	694

Net cash (used in) provided by financing activities	(1,082)	581

Net change in cash and cash equivalents	13	3,218

Cash and cash equivalents at beginning of period	37,530	30,724

Cash and cash equivalents at end of period	$37,543	$33,942

Supplemental disclosures of cash paid during the period for:
Income taxes	$—	$57

Interest	$—	$—

Supplemental disclosures of noncash operating, investing, and financing activities:
Accrual of dividend payable	$1,654	$—

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2004

A.	Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. You should review these financial statements in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as filed with the SEC. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

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

July 31, 2004

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

D.	Major Customer

One customer accounted for 12% of our total revenues in the quarters ended July 31, 2004 and July 31, 2003.

E.	Declaration of Dividend Payable

On August 17, 2004, our Board of Directors declared a quarterly cash dividend of $0.07 per share of American Software common stock. The cash dividend is payable on December 10, 2004 to Class A and Class B shareholders of record at the close of business on November 19, 2004.

F.	Net Earnings Per Common Share

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

July 31, 2004

We use the same numerator in calculating both basic and diluted net earnings per common share for a given period. We base the denominator on the number of common shares as shown in the following table:

	Three Months Ended July 31,
	2004	2003
	(in thousands)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	19,965	18,504
Class B Shares	3,598	3,842

Basic weighted average common shares outstanding	23,563	22,346

Dilutive effect of outstanding Class A common stock
options outstanding	1,495	1,945

Total	25,058	24,291

Net earnings	$1,150	$1,128

Net earnings per common share:
Basic	$0.05	$0.05

Diluted	$0.05	$0.05

For the three months ended July 31, 2004, we excluded options to purchase 288,125 shares of common stock from the computation of diluted earnings per share, and for the three months ended July 31, 2003, we excluded options to purchase 401,152 shares of common stock from that computation. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of July 31, 2004, we had a total of 3,533,053 options outstanding and as of July 31, 2003, we had a total of 4,503,839 options outstanding.

H.	Stock Compensation Plans

As permitted under SFAS No. 148, Accounting for Stock-Based Compensation – Transaction and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to follow the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our fixed-plan stock options. Under this method, we record compensation expense on the date of grant generally if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

July 31, 2004

The following table illustrates the pro-forma effect on net earnings if we had applied the fair-value-based method in each period:

	Three months ended July 31
	2004	2003
	(In thousands, except per share data)
Net earnings as reported	$1,150	$1,128
Less total stock-based compensation expense determined under fair value based method for all awards	(223)	(369)

Pro forma net earnings	$927	$759

Basic earnings per share:
As reported	$0.05	$0.05
Pro forma	$0.04	$0.03

Diluted earnings per share:
As reported	$0.05	$0.05
Pro forma	$0.04	$0.03

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

July 31, 2004

I.	Industry Segments

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Collaborative Supply Chain Management, which provides business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 86%-owned subsidiary Logility, Inc. In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2004 and July 31, 2003:

	Three Months Ended July 31,
	2004	2003
Revenues:
Enterprise Resource Planning	$5,328	$5,936
Collaborative Supply Chain Management	5,431	5,362
IT Consulting	2,946	1,792

	$13,705	$13,090

Operating income before intersegment
eliminations:
Enterprise Resource Planning	$201	$24
Collaborative Supply Chain Management	266	324
IT Consulting	98	72

	$565	$420

Intersegment eliminations:
Enterprise Resource Planning	$(384)	$(401)
Collaborative Supply Chain Management	384	401
IT Consulting	—	—

	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(183)	$(377)
Collaborative Supply Chain Management	650	725
IT Consulting	98	72

	$565	$420

Capital expenditures:
Enterprise Resource Planning	$214	$21
Collaborative Supply Chain Management	60	5
IT Consulting	—	—

	$274	$26

Capitalized Software:
Enterprise Resource Planning	$76	$159
Collaborative Supply Chain Management	670	802
IT Consulting	—	—

	$746	$961

Depreciation and amortization:
Enterprise Resource Planning	$232	$354
Collaborative Supply Chain Management	810	1,026
IT Consulting	1	—

	$1,043	$1,380

	July 31, 2004	April 30, 2004
Identifiable assets:
Enterprise Resource Planning	$52,587	$53,117
Collaborative Supply Chain Management	41,929	42,368
IT Consulting	2,232	1,751

	$96,748	$97,236

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

July 31, 2004

J.	Certain Relationships and Related Transactions

Relationship and Certain Transactions with Logility, Inc.

In October 1997, we completed an initial public offering of 2,200,000 shares of common stock in our subsidiary, Logility, Inc. (“Logility”). In November 1997, we sold an additional 330,000 shares of common stock as part of the underwriters’ overallotment. Prior to that time, Logility was a wholly-owned subsidiary, operating as our supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, American Software and Logility entered into a number of agreements for the purpose of defining certain relationships between the parties (the “Intercompany Agreements”). We summarize the Intercompany Agreements below. As a result of our majority ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation. However, management believes that the rates negotiated in the agreements reflect fair market values.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

July 31, 2004

The following table summarizes amounts paid to us under the Services Agreement:

Service	Cost methodology	Three months ended July 31, 2004	Three months ended July 31, 2003
• General corporate services, including accounting and insurance expense	Apportioned based on formula to all ASI subsidiaries	$237,000	$277,000
• Professional services to Logility customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	27,000	9,000
• Employee benefits services	Apportioned based on formula to all ASI subsidiaries	3,000	3,000

Facilities Agreement

In 1997, American Software and Logility entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities we own or lease. American Software allocates utilities, telephone and security expenses under the Facilities Agreement based on Logility’s percentage of occupancy. The Facilities Agreement had an initial term of two years and is renewed automatically for successive one-year terms unless either party elects not to renew. We have renewed the Facilities Agreement annually since the initial term. Either party may terminate the Facilities Agreement for any reason with respect to any particular facility upon 90 days written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and is subject to the disposition by American Software of any facility that it owns. The parties valued the services related to this agreement at $116,000 for the three months ended July 31, 2004 and the three months ended July 31, 2003.

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

July 31, 2004

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

Marketing License Agreement

American Software USA, Inc. (“USA”), a wholly-owned subsidiary of American Software, and Logility had previously entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement ended August 1, 2003, and was not renewed. No payments were made under this agreement in fiscal years 2005 and 2004.

K.	Leases

In September, 2003, we discontinued the lease of a two-story, 17,500 square foot building at 443 East Paces Ferry Road, N.E., Atlanta, Georgia, which in recent years we had used primarily for financial administration and technical staffing. This building is owned by a limited partnership of which Thomas L. Newberry and James C. Edenfield, principal shareholders of American Software, are the sole partners. The term of the lease initially expired December 31, 1996, and had been continued on a quarterly basis with a base annual rental rate of $17.00 per square foot, or $300,000 per year. We have various other operating and facilities leases. Expense under these operating and facilities leases was $294,000 for the three months ended July 31, 2004, and $379,000 for the three months ended July 31, 2003.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2005”and “fiscal 2004” refer to our fiscal years ending April 30, 2005 and 2004, respectively.

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

We derive revenues primarily from three sources: software licenses, services and other, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Revenues we derive from services primarily include consulting, implementation and training fees. We bill under both time and materials and fixed fee arrangements, and recognize revenues as we perform services. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize the related revenues.

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

We currently view the following factors as the primary opportunities and risks associated with our business:

•	The opportunity to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate our software applications into their services and products and to create joint marketing opportunities. Logility currently has a number of marketing alliances, including those with IBM and SSA Global Technologies;

•	The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets;

•	Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control;

•	The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology; and

•	The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; for example, some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

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

We believe that the overall world economy, the U.S. economy, and the economic environment for business software spending appear to be improving slightly. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound, and to better withstand any further tightening in capital spending. While our sales pipelines are improving slightly, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2004 and 2003:

	Percentage of Total Revenues		Pct. Change in Dollars
	2004	2003	2004 vs 2003
Revenues:
License fees	19%	20%	(3)%
Services and other	49	45	16
Maintenance	32	35	(5)

Total revenues	100	100	5

Cost of revenues:
License fees	7	8	(13)
Services and other	34	30	18
Maintenance	8	10	(7)

Total cost of revenues	49	48	8

Gross margin	51	52	2
Operating expenses:
Research and development costs	13	15	(9)
Less: Capitalized computer software research and development costs	(5)	(6)	(20)
Sales and marketing	21	22	(3)
General and administrative	17	17	5
Provision for doubtful accounts	1	1	(58)

Total operating expenses	47	49	(1)

Operating income	4	3	35

Other income (expense):
Interest income	1	2	(35)
Gain on investments and other	3	4	(5)
Minority interest	—	—	nm

Earnings before income taxes	8	9	2
Income taxes	—	—	—

Net earnings	8%	9%	2%

nm – not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003

REVENUES:

For the quarter ended July 31, 2004, the increase in revenues when compared to the quarter ended July 31, 2003 was primarily attributable to an increase in services and other revenues, partially offset by decreases in maintenance and license fee revenues.

International revenues represented approximately 6% of total revenues in the quarter ended July 31, 2004, compared to approximately 7% in the same period a year ago. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

LICENSES. For the quarter ended July 31, 2004, the decrease in license fee revenues was due primarily to decreased license fees from our NGC subsidiary, partially offset by an increase in license fees from Logility. License fee revenues from Logility increased 27% to $1.4 million and constituted 55% of total license fee revenues for the quarter ended July 31, 2004, compared to $1.1 million for the same prior year period, which comprised 42% of total license fee revenues for that period.

The direct sales channel provided approximately 94% of license fee revenues for the quarter ended July 31, 2004, compared to approximately 92% in the comparable quarter a year ago. This increase was due primarily to decreased sales from our indirect channel. For the quarter ended July 31, 2004, our margins after commissions on direct sales were approximately 85%, and our margins after commissions on indirect sales were approximately 50%.

SERVICES AND OTHER. The increase in services and other revenues was due primarily to increased services revenues from our IT consulting segment. This segment realized increased revenues from both new and existing customers. For the quarter ended July 31, 2004, services and other revenues from Logility decreased 13%, to $1.3 million, and comprised 19% of total services and other revenues, compared to $1.5 million for the corresponding prior year period, which comprised 25% of total services and other revenues. We have observed that there is a tendency for services and other revenues, other than IT consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The decrease in maintenance revenues for the quarter ended July 31, 2004 was due primarily to decreased maintenance renewals from legacy ERP customers, and a reduced amount of Logility license fees in recent quarters. For the quarter ended July 31, 2004, maintenance revenues from Logility decreased 1% to $2.8 million, and constituted 63% of total maintenance revenues, compared to the same level of revenues for the corresponding prior year period, which comprised 61% of total maintenance revenues. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended July 31,
($000’s omitted)	2004		2003
Gross margin on license fees:	$1,654	65%	$1,608	61%
Gross margin on services and other:	$2,060	30%	$1,853	32%
Gross margin on maintenance:	$3,211	73%	$3,359	73%

Total gross margin:	$6,925	51%	$6,820	52%

The decrease in total gross margin percentage for the quarter ended July 31, 2004 was due primarily to a decrease in gross margin percentage on services and other revenues, partially offset by an increase in gross margin percentage on license fees.

LICENSES. The increase in license fee gross margin percentage for the quarter ended July 31, 2004 was due primarily to lower amortization of capitalized software development costs when compared to the prior year period, partially offset by the decrease in license fee revenues. License fee gross margin normally is directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, which is the primary component of cost of license fees.

SERVICES AND OTHER. For the quarter ended July 31, 2004, the decrease in services and other gross margin percentage was due primarily to the lower margin nature of services provided by our IT consulting segment, which accounted for a larger proportion of our total services and other revenues.

MAINTENANCE. For the quarter ended July 31, 2004, maintenance gross margin percentages remained constant while the dollar amounts of maintenance gross margin decreased due primarily to cost containment efforts in connection with ERP maintenance.

EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted):
	July 31, 2004	Percent Change	July 31, 2003
Gross product research and development costs	$1,812	(9)%	$2,000
Percentage of total revenues	13%		15%
Less: capitalized computer software research and development costs	$(670)	(20)%	$(833)
Percentage of gross product research and development costs	37%		42%

Product research and development expenses	$1,142	(2)%	$1,167
Percentage of total revenues	8%		9%

For the quarter ended July 31, 2004, both gross product research and development costs and capitalized software development costs decreased when compared to the prior year period. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the quarter ended July 31, 2003, our Logility subsidiary ended the development phase of Logility Voyager Solutions 7.0, which caused an increase in capitalized development costs during the period. Due to the ending of this development phase, we expect capitalized development costs to show a decreasing trend in coming quarters, when compared to the prior year periods. As a result of the repurchase of Logility common shares in the quarter ended July 31, 2004, we recognized $76,000 in capitalized software development costs in addition to the $670,000 shown on the consolidated statement of operations.

Sales and Marketing

For the quarter ended July 31, 2004, sales and marketing expenses decreased 3% for the quarter ended July 31, 2004 from the same period a year ago, to approximately $2.9 million, due primarily to lower sales commissions related to the decrease in license fee revenues.

General and Administrative

For the quarter ended July 31, 2004, general and administrative expenses increased 5% to approximately $2.3 million, from $2.2 million in the prior year quarter. This increase was due primarily to a one-time credit taken to employee vacation expense in the prior year period due to a change in company policy. For the quarter ended July 31, 2004, the average number of total employees was approximately 276, compared to approximately 288 for the three months ended July 31, 2003.

Provision for Doubtful Accounts

For the quarter ended January 31, 2004, we recognized a provision for doubtful accounts of $37,000, which represents a decrease of 58% from the charge of $88,000 taken in the corresponding prior year quarter. This decrease was due to fewer collection issues among outstanding accounts receivable.

OTHER INCOME/MINORITY INTEREST

Other income is comprised of interest and dividend income, rental income, realized and unrealized gains and losses from investments and minority interest in subsidiaries’ earnings (loss). Other income, excluding minority interest, decreased to $633,000 in the quarter ended July 31, 2004 compared to $758,000 for the same period a year ago. This decrease was primarily the result of higher unrealized gains on investments held by American Software in the prior year period.

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Minority interest reduced income by $48,000 in the quarter ended July 31, 2004, compared to $50,000 for the same quarter a year ago.

INCOME TAXES

For the quarters ended July 31, 2004 and July 31, 2003, we did not record any income taxes as a result of our cumulative net operating losses in prior periods.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Sources and Uses of Cash

We have historically funded, and continue to fund, our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash that our operating activities provide generally reflect the changes in net earnings and non-cash operating items plus the effect of changes in operating assets and liabilities, such as investment trading securities, trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue. We have no debt obligations or off-balance sheet financing arrangements, and therefore we used no cash for debt service purposes.

The following tables show information about our cash flows and liquidity positions during the quarters ended July 31, 2004 and July 31, 2003. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

	Three Months Ended July 31 (in thousands)
	2004	2003
Net cash provided by operating activities	$2,233	$3,652
Net cash used in investing activities	(1,138)	(1,015)
Net cash (used in) provided by financing activities	(1,082)	581

Net change in cash and cash equivalents	$13	$3,218

For the quarter ended July 31, 2004, the decrease in cash provided by operating activities was due primarily to increased purchases of trading securities, and to a lesser extent an increase in accounts receivable and a decrease in depreciation and amortization expense. The increase in cash used in investing activities was due primarily to increased purchases of short-term held to maturity investments by our Logility subsidiary. The increase in cash used in financing activities was due primarily to the payment of cash dividends to our common shareholders, compared to no payments made in the prior year period.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31 (in thousands)
	2004	2003
Cash and cash equivalents	$37,543	$33,942
Investments	29,591	28,788

Total cash and short and long term investments	$67,134	$62,730

Net increase in total cash and investments (three months ended July 31)	$768	$2,153

Our total activities generated lower total cash and investments in the quarter ended July 31, 2004, when compared to the prior year period, due to the payment of cash dividends to common shareholders.

Days Sales Outstanding in accounts receivable were 61 days as of July 31, 2004, compared to 71 days as of July 31, 2003. This decrease was due primarily to better collection efforts. Our current ratio on July 31, 2004 and on April 30, 2004 was 4.7 to 1.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $67.1 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that our Logility subsidiary generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments). For the three month period ended July 31, 2004, we generated approximately $693,000 in cash from operations, exclusive of cash that Logility generated from its operations.

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through September 7, 2004, we have repurchased 247,232 shares of common stock at a cost of approximately $1.1 million. We did not make any repurchases of our common stock in the quarter ended July 31, 2004. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

In November, 1998, the Logility Board of Directors approved a resolution authorizing the repurchase of up to 800,000 shares of its common stock through open market purchases at prevailing market prices. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,200,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For these current repurchase plans, through September 7, 2004, Logility had repurchased a cumulative total of 542,590 shares at a total cost of approximately $2.2 million. In the first quarter of fiscal 2005, Logility purchased 36,950 shares of its common stock at an average price of $4.51 per share. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements applicable to the Company beyond those we reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as filed with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual

Report on Form 10-K for the fiscal year ended April 30, 2004, as filed with the SEC, we described the policies and estimates relating to revenue recognition, allowance for doubtful accounts, valuation of long-lived and intangible assets, and income taxes as our critical accounting policies, and since then, we have made no changes to our reported critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended July 31, 2004, we generated 6% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effect of foreign exchange rate fluctuations on us during the quarter ended July 31, 2004 was not material. We have not engaged in any hedging activities.

Interest rates. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of trading securities, or in the case of our Logility subsidiary, held-to-maturity instruments, with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. dollars. The fair market value and carrying value of our securities, including cash equivalents, at July 31, 2004 were both approximately $67.1 million.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of our stock in the quarter ended July 31, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2004 through May 31, 2004	0	$0.00	0	1,752,768
June 1, 2004 through June 30, 2004	0	$0.00	0	1,752,768
July 1, 2004 through July 31, 2004	0	$0.00	0	1,752,768

Total Fiscal 2005 First Quarter	0	$0.00	0	1,752,768

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the quarter ended July 31, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2004 through May 31, 2004	0	$0.00	0	701,735
June 1, 2004 through June 30, 2004	35,250	$4.53	159,530	666,485
July 1, 2004 through July 31, 2004	1,700	$4.28	7,280	664,785

Total Fiscal 2005 First Quarter	36,950	$4.51	166,810	664,785

*	The above share purchase authority was approved by the Logility Board of Directors in November 1998 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

(b)	The following reports on Form 8-K were furnished during the quarter ended July 31, 2004:

1.	Report on Form 8-K dated June 2, 2004 reporting financial results for the fourth quarter of fiscal year 2004.

2.	Report on Form 8-K dated June 2, 2004 reporting increase of quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: September 7, 2004	By:	/s/ James C. Edenfield
James C. Edenfield President, Chief Executive Officer and Treasurer

Date: September 7, 2004	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer

Date: September 7, 2004	By:	/s/ Deirdre J. Lavender
Deirdre J. Lavender Controller and Principal Accounting Officer