Form 10-Q
period 2004-10-31
AMERICAN SOFTWARE INC
filed 2004-12-10
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 8, 2004
Class A Common Stock, $.10 par value	20,189,478 Shares
Class B Common Stock, $.10 par value	3,549,994 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except share data)

(Unaudited)

	October 31, 2004	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$24,192	$37,530
Investments - current	29,039	28,297
Trade accounts receivable, less allowance for doubtful accounts of $822 at October 31, 2004 and $768 at April 30, 2004:
Billed	8,916	7,097
Unbilled	2,674	2,487
Prepaid expenses and other current assets	2,835	876

Total current assets	67,656	76,287

Investments – noncurrent	1,744	539
Property and equipment, net	7,696	7,570
Capitalized computer software development costs, net	6,966	7,119
Goodwill	10,586	4,346
Other intangibles, net	2,362	—
Other assets	1,491	1,375

	$98,501	$97,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,461	$678
Accrued compensation and related costs	1,520	1,987
Dividends payable	1,662	1,412
Other current liabilities	3,305	2,190
Deferred revenue	10,297	10,059

Total current liabilities	18,245	16,326

Minority interest	4,022	4,457
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares; Issued 23,971,663 shares at October 31, 2004 and 23,638,927 shares at April 30, 2004	2,397	2,364
Class B, $.10 par value. Authorized 10,000,000 shares; Issued and outstanding 3,549,994 shares at October 31, 2004 and 3,649,994 shares at April 30, 2004; convertible into Class A shares on a one-for-one basis	355	365
Additional paid-in capital	71,391	70,948
Accumulated other comprehensive income	236	236
Retained earnings	22,360	23,045
Class A treasury stock, at cost, 3,782,185 shares at October 31, 2004 and April 30, 2004	(20,505)	(20,505)

Total shareholders’ equity	76,234	76,453

Commitments and contingencies

	$98,501	$97,236

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Revenues:
License fees	$2,547	$2,933	$5,104	$5,573
Services and other	7,637	6,121	14,416	11,967
Maintenance	4,693	4,488	9,062	9,092

Total revenues	14,877	13,542	28,582	26,632

Cost of revenues:
License fees	892	1,133	1,795	2,165
Services and other	5,334	3,880	10,053	7,873
Maintenance	1,342	1,145	2,500	2,390

Total cost of revenues	7,568	6,158	14,348	12,428

Gross Margin	7,309	7,384	14,234	14,204

Operating expenses:
Research and development costs	1,850	1,939	3,662	3,939
Less: Capitalized computer software research and development costs	(711)	(873)	(1,381)	(1,706)
Sales and marketing	2,891	2,573	5,786	5,549
General and administrative	2,431	2,141	4,754	4,398
Acquisition related amortization of intangibles	38	—	38	—

Total operating expenses	6,499	5,780	12,859	12,180

Operating income	810	1,604	1,375	2,024

Other income (expense):
Interest income	344	284	644	577
Gain on investments and other	259	447	592	912
Minority interest	68	(28)	20	(78)

Earnings before income taxes	1,481	2,307	2,631	3,435

Income taxes	—	—	—	—

Net earnings	$1,481	$2,307	$2,631	$3,435

Net earnings per common share:
Basic:	$0.06	$0.10	$0.11	$0.15

Diluted:	$0.06	$0.09	$0.10	$0.14

Cash dividends declared per common share:	$0.07	$0.06	$0.14	$0.12

Shares used in the calculation of net earnings per common share:
Basic	23,693	22,672	23,628	22,509

Diluted	25,138	24,642	25,090	24,659

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended October 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$2,631	$3,435
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,184	2,795
Minority interest	(20)	78
Investment impairment and other non-cash items	106	—
Net gain on investments	(305)	(606)
Change in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(8,372)	(6,383)
Proceeds from sales of trading securities	6,629	2,795
Proceeds from maturities of investments	100	3,025
Accounts receivable	(9)	2,510
Prepaid expenses and other assets	(931)	(855)
Accounts payable and other accrued liabilities	(598)	(1,682)
Deferred revenue	(912)	(1,544)

Net cash provided by operating activities	503	3,568

Cash flows from investing activities:
Capitalized software development costs	(1,381)	(1,706)
Purchases of property and equipment	(598)	(96)
Purchases of investments	(44,510)	(50,204)
Proceeds from maturities of investments	44,511	51,577
Purchase of Logility, Inc. common shares	(769)	(317)
Purchase of Demand Management, Inc., net of cash acquired	(8,691)	—

Net cash used in investing activities	(11,438)	(746)

Cash flows from financing activities:
Repurchase of common stock	—	(417)
Dividends paid	(3,066)	(1,362)
Proceeds from exercise of stock options and shareholder stock purchase plan	663	1,484

Net cash used in financing activities	(2,403)	(295)

Net change in cash and cash equivalents	(13,338)	2,527

Cash and cash equivalents at beginning of period	37,530	30,724

Cash and cash equivalents at end of period	$24,192	$33,251

Supplemental disclosures of cash paid during the period for:
Income taxes	$45	$57

Interest	$—	$—

Supplemental disclosures of noncash operating, investing, and financing activities:
Accrual of dividend payable	$1,662	$1,364

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2004

A. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. You should review these consolidated financial statements in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as filed with the SEC. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

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

License. We recognize license revenue in connection with license agreements for standard proprietary software upon delivery of the software, provided that we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method as permitted by SOP 98-9, whereby (1) we defer the total fair value of the undelivered elements, as indicated by VSOE, and subsequently recognize the value of these elements in accordance with SOP 97-2 and (2) we recognize the difference between the total arrangement fee and the deferred amount as revenue related to the delivered elements.

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

October 31, 2004

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

D. Major Customer

One customer accounted for 11% of our total revenues in the quarters ended October 31, 2004 and October 31, 2003. The same customer accounted for 11% of our total revenues in the six months ended October 31, 2004 and 12% of our total revenues in the six months ended October 31, 2003. The related accounts receivable balance was $1,124,000 at October 31, 2004. Another customer accounted for 14% of our total revenues in the quarter ended October 31, 2004. The related accounts receivable balance was $1,061,000 at October 31, 2004.

E. Declaration of Dividend Payable

On August 19, 2004, our Board of Directors declared a quarterly cash dividend of $0.07 per share of American Software common stock. The cash dividend is payable on December 10, 2004 to Class A and Class B shareholders of record at the close of business on November 19, 2004.

F. Net Earnings Per Common Share

We compute basic net earnings per common share available to common shareholders based on the weighted-average number of Class A and B common shares outstanding, since we consider the two classes of common stock as one class for purposes of the per share computation. For periods in which we have net earnings, we base diluted net earnings per common share available to common shareholders on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2004

We use the same numerator in calculating both basic and diluted net earnings per common share for a given period. We base the denominator on the number of common shares as shown in the following table:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	20,143	18,830	20,049	18,667
Class B Shares	3,550	3,842	3,579	3,842

Basic weighted average common shares outstanding	23,693	22,672	23,628	22,509

Dilutive effect of outstanding Class A common stock options outstanding	1,445	1,970	1,462	2,150

Total	25,138	24,642	25,090	24,659

Net earnings	$1,481	$2,307	$2,631	$3,435

Net earnings per common share:
Basic	$0.06	$0.10	$0.11	$0.15

Diluted	$0.06	$0.09	$0.10	$0.14

For the three months ended October 31, 2004, we excluded options to purchase 292,256 shares of common stock from the computation of diluted earnings per share, and for the six months ended October 31, 2004, we excluded options to purchase 290,484 shares of common stock from that computation. For the three months ended October 31, 2003, we excluded options to purchase 376,701 shares of common stock, and for the six months ended October 31, 2003, we excluded 372,801 shares from that computation. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of October 31, 2004, we had a total of 3,417,627 options outstanding and as of October 31, 2003 we had a total of 4,208,622 options outstanding.

G. Acquisition of Demand Management, Inc.

On September 30, 2004, our Logility subsidiary acquired certain assets and the distribution channel of privately-held Demand Management, Inc. (“DMI”), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand, for $9.5 million in cash, less working capital and cash on hand, for a net cash consideration of $8.7 million. Under the terms of the agreement, the business and assets of Demand Management were acquired by a wholly-owned subsidiary of Logility. The results of operations from DMI have been included in the accompanying condensed consolidated financial statements effective October 1, 2004.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. Logility allocated the total purchase price to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including tradenames and maintenance contracts, was based on management’s best estimate. The estimating process included a consultation and review with a third party appraiser. Logility allocated $6.2 million of the total purchase price to goodwill, which is deductible for income tax purposes.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2004

The preliminary calculation of the total purchase price was as follows (in thousands):

Tangible Net Book Value	$900
Business Restructuring	(425)
Acquisition Expenses	(425)
Intangible Asset to be Amortized	2,400
Goodwill	6,241

Net Cash Outlay	8,691
Working Capital Adjustment	590
Closing Cash	219

Total Purchase Price	$9,500

The following preliminary allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of September 30, 2004 (in thousands):

Accounts receivable	$1,997
Deferred sales commissions	780
Prepaid expenses and other current assets	209
Property and equipment	26
Other non-current assets	217
Intangible assets[1]	2,400
Goodwill	6,241
Accounts payable	(1,039)
Accrued expenses and other current liabilities	(990)
Deferred revenue	(1,150)

Total Cash Outlay	8,691
Cash and cash equivalents	219
Working capital adjustment	590

Total Purchase Price	$9,500

[1]	Includes $1 million for distribution channels, $800,000 for customer relationships, and $300,000 for trademarks, all of which are subject to straight-line amortization over a period of six years. Also includes $300,000 for current technology, which is subject to straight-line amortization over a period of three years.

SFAS 141 requires that an acquiring enterprise allocate the cost of an entity acquired in a business combination to the individual assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of maintenance deferred revenues in a business combination generally is not readily available and, accordingly, in practice, the fair value of an assumed liability (which must arise from a legal performance obligation) related to deferred revenue is estimated based on the direct cost of fulfilling the obligation plus a normal profit margin thereon. Also, in practice, the normal profit margin is limited to the profit margin on the costs to provide the product or service (that is, the fulfillment effort).

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2004

Management believes that the purchase accounting related to the DMI acquisition will be finalized by the end of our current fiscal year.

Pro Forma Information

The following unaudited pro forma information presents our results of operations for the three and six months ended October 31, 2004 and October 31, 2003 as if the acquisition had taken place at the beginning of the periods presented (in thousands, except per share data):

	Three Months Ended October 31, 2004	Three Months Ended October 31, 2003	Six Months Ended October 31, 2004	Six Months Ended October 31, 2003
Total revenues	$17,194	$15,779	$33,245	$31,097
Net earnings	1,667	2,245	2,806	3,431
Net earnings per common share (basic)	0.07	0.10	0.12	0.15
Net earnings per common share (diluted)	0.07	0.09	0.11	0.14
Weighted average number of common shares outstanding (basic)	23,693	22,672	23,628	22,509
Weighted average number of common shares outstanding (diluted)	25,138	24,642	25,090	24,659

These pro forma results of operations include adjustments to the historical financial statements of the consolidated companies and have been prepared for comparative purposes only. Because our fiscal year ends April 30, and DMI’s ends December 31, timing differences exist in the three and six month periods reported; however, we believe these timing differences are not material, as DMI’s operating results have historically been consistent quarter to quarter. For DMI, we use the three month period from July 1 – September 30, and the six month period from April 1-September 30. DMI’s results for the month of October 2004 are excluded. These pro forma results exclude the post-acquisition fair value adjustment made to deferred revenue described above, and do not purport to be indicative of our actual results of operations had the acquisition occurred at the beginning of the periods presented or which may occur in the future.

I. Stock Compensation Plans

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2004

The following table illustrates the pro-forma effect on net earnings if we had applied the fair-value-based method in each period:

	Three months ended October 31		Six months ended October 31
	2004	2003	2004	2003
	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings as reported	$1,481	$2,307	$2,631	$3,435
Less total stock-based compensation expense determined under fair value based method for all awards	(337)	(264)	(560)	(634)

Pro forma net earnings	$1,144	$2,043	$2,071	$2,801

Basic earnings per share:
As reported	$0.06	$0.10	$0.11	$0.15
Pro forma	$0.05	$0.09	$0.09	$0.12

Diluted earnings per share:
As reported	$0.06	$0.09	$0.10	$0.14
Pro forma	$0.05	$0.08	$0.08	$0.11

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2004

J. Industry Segments

We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Collaborative Supply Chain Management, which provides business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 87%-owned subsidiary Logility, Inc., as well as the recently acquired Demand Management, Inc. In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2004 and October 31, 2003:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Revenues:
Enterprise Resource Planning	$6,172	$6,268	$11,501	$12,204
Collaborative Supply Chain Management	4,831	5,167	10,262	10,529
IT Consulting	3,874	2,107	6,819	3,899

	$14,877	$13,542	$28,582	$26,632

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$1,114	$1,245	$1,315	$1,268
Collaborative Supply Chain Management	(544)	157	(278)	481
IT Consulting	240	202	338	275

	$810	$1,604	$1,375	$2,024

Intersegment eliminations:
Enterprise Resource Planning	$(369)	$(387)	$(753)	$(792)
Collaborative Supply Chain Management	369	387	753	792
IT Consulting	—	—	—	—

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$745	$858	$562	$476
Collaborative Supply Chain Management	(175)	544	475	1,273
IT Consulting	240	202	338	275

	$810	$1,604	$1,375	$2,024

Capital expenditures:
Enterprise Resource Planning	$284	$28	$498	$49
Collaborative Supply Chain Management	40	42	100	47
IT Consulting	—	—	—	—

	$324	$70	$598	$96

Capitalized Software:
Enterprise Resource Planning	$—	$24	$—	$55
Collaborative Supply Chain Management	711	849	1,381	1,651
IT Consulting	—	—	—	—

	$711	$873	$1,381	$1,706

Depreciation and amortization:
Enterprise Resource Planning	$292	$346	$524	$704
Collaborative Supply Chain Management	848	1,067	1,658	2,090
IT Consulting	1	1	2	1

	$1,141	$1,414	$2,184	$2,795

	October 31, 2004	April 30, 2004
Identifiable assets:
Enterprise Resource Planning	$52,590	$53,117
Collaborative Supply Chain Management	43,015	42,368
IT Consulting	2,896	1,751

	$98,501	$97,236

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2004

K. Certain Relationships and Related Transactions

Relationship and Certain Transactions with Logility, Inc.

In October 1997, we completed an initial public offering of our subsidiary, Logility, Inc. (“Logility”). Prior to that time, Logility was a wholly-owned subsidiary, operating as our supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, American Software and Logility entered into a number of agreements for the purpose of defining certain relationships between the parties (the “Intercompany Agreements”). We summarize the Intercompany Agreements below. As a result of our majority ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation. However, management believes that the rates negotiated in the agreements reflect fair market values.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2004

The following table summarizes amounts paid to us under the Services Agreement:

Service	Cost methodology	Three months ended October 31, 2004	Three months ended October 31, 2003	Six months ended October 31, 2004	Six months ended October 31, 2003
• General corporate services, including accounting and insurance expense	Apportioned based on formula to all ASI subsidiaries	$242,000	$239,000	$479,000	$516,000
• Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	21,000	26,000	48,000	34,000
• Employee benefits services	Apportioned based on formula to all ASI subsidiaries	8,000	3,000	11,000	7,000

Facilities Agreement

In 1997, American Software and Logility entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities we own or lease. American Software allocates utilities, telephone and security expenses under the Facilities Agreement based on Logility’s percentage of occupancy. The Facilities Agreement had an initial term of two years and is renewed automatically for successive one-year terms unless either party elects not to renew. The parties have renewed the Facilities Agreement annually since the initial term. Either party may terminate the Facilities Agreement for any reason with respect to any particular facility upon 90 days written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and is subject to the disposition by American Software of any facility that it owns. The parties valued the services related to this agreement at $101,000 for the three months ended October 31, 2004, $114,000 for the three months ended October 31, 2003, $209,000 for the six months ended October 31, 2004, and $230,000 for the six months ended October 31, 2003.

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

October 31, 2004

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

Technology License Agreement

In 1997, American Software and Logility entered into a Technology License Agreement (the “Technology License Agreement”) pursuant to which Logility granted us a nonexclusive, nontransferable worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Voyager Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from us. Pursuant to the Technology License Agreement, American Software and Logility disclose to one another any enhancements and improvements that they may make or acquire in relation to a Logility Voyager Solutions product, subject to third-party confidentiality requirements. The term of the Technology License Agreement is indefinite, although Logility may terminate the Technology License Agreement for cause, and we may terminate the Technology License Agreement at any time upon 60 days’ prior written notice to Logility. The license is fully paid and royalty-free. Upon termination of the Technology License Agreement, all rights to Logility Voyager Solutions products that Logility licenses to American Software revert to Logility, while all rights to enhancements and improvements we make to Logility Voyager Solutions products revert to us.

Marketing License Agreement

American Software USA, Inc. (“USA”), a wholly-owned subsidiary of American Software, and Logility had previously entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA agreed to act as a nonexclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement expired July 31, 2003 and has not been renewed. No payments were made under this agreement to date in fiscal years 2005 and 2004.

L. Leases

In September, 2003, we discontinued the lease of a two-story, 17,500 square foot building at 443 East Paces Ferry Road, N.E., Atlanta, Georgia, which in recent years we had used primarily for financial administration and technical staffing. This building is owned by a limited partnership of which Thomas L. Newberry and James C. Edenfield, principal shareholders of American Software, are the sole partners. The term of the lease initially expired December 31, 1996, and had been continued on a quarterly basis with a base annual rental rate of $17.00 per square foot, or $300,000 per year. We have various other operating and facilities leases. Expense under these operating and facilities leases was $298,000 for the three months ended October 31, 2004 and $591,000 for the six months ended October 31, 2003.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2004

M. Investment Impairment

In the quarter ended October 31, 2004, our Logility subsidiary recorded a $100,000 investment impairment charge related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. We discuss certain factors in greater detail in “Business Overview”, below. The terms “fiscal 2005”and “fiscal 2004” refer to our fiscal years ending April 30, 2005 and 2004, respectively.

BUSINESS OVERVIEW

We develop, market, and support enterprise resource planning (ERP) and supply chain management software solutions. Our product line encompasses integrated business applications such as demand forecasting, logistics planning, warehouse management, order management, financials, manufacturing, and transportation solutions. We offer professional services to our customers in support of our products and third-party products. These services include project management, implementation, product education, technical consulting, programming, system integration and maintenance and support. We make sales through a dedicated sales force and through relationships with third-party vendors and service providers. We have sales offices in the United States, United Kingdom, France, and Spain.

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Collaborative Supply Chain Management, (2) Enterprise Resource Planning (ERP), and (3) IT Consulting. The Collaborative Supply Chain Management segment consists of Logility, Inc., an 87% owned subsidiary, as well as recently acquired Demand Management, Inc. Both companies provide collaborative supply chain solutions to help streamline and optimize the management, production, and distribution of products between manufacturers, suppliers, distributors, retailers, carriers and their respective trading partners.

The DMI acquisition brings an additional set of solutions to our product offering suite, as well as an increased focus on the small and medium sized business markets. We expect the acquisition to be accretive to Logility’s net earnings and cash flow within 12 months, and to contribute approximately $10 million in annual revenue, with 50% as a recurring component occurring through maintenance contracts.

Some of the assets that Logility acquired through this transaction include:

Distribution Channel. Demand Management has a worldwide value-added reseller (VAR) network of 23 organizations with 67 sales, implementation and support resources. This network will continue to sell Demand Solutions products, and Logility plans to introduce components of the Logility Voyager Solutions suite into appropriate areas of this proven distribution channel.

Customer Base. Demand Management has approximately 800 active customers in over 70 countries in consumer goods, food and beverage, apparel, life sciences, service parts and retail industries. The VAR channel and Demand Management subsidiary of Logility will continue to support these Demand Solutions customers.

Technology. The Demand Solution products are designed for small and medium sized businesses and include supply chain forecasting, demand planning, inventory planning and replenishment planning. The Demand Solution Stores product enables store-level forecast modeling and replenishment capabilities for retailers.

The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry specific ERP, shop floor control, and sourcing software to both retailers and manufacturers in the Apparel and Sewn Products industry. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm that is a wholly-owned subsidiary. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

We derive revenues primarily from three sources: software licenses, services and other, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting and customization services. We bill under both time and materials and fixed fee arrangements and recognize revenues as we perform services. We typically enter into maintenance agreements for a one- to three-year term at the time of the initial product license. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses. We account for the development costs of software intended for sale in accordance with SFAS 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our balance sheet; however if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

Our selling expenses generally include the salary and commissions paid to our sales professionals, along with marketing, promotional, travel and associated costs. Our general and administrative expenses generally include the salary and benefits paid to executive, corporate and support personnel, as well as facilities related costs, utilities, communications expenses, and various professional fees. DMI sells its products primarily through indirect channels.

We currently view the following factors as the primary opportunities and risks associated with our business:

•	The opportunity to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate our software applications into their services and products and to create joint marketing opportunities. Logility currently has a number of marketing alliances, including those with IBM and SSA Global Technologies, and plans to use DMI’s existing relationships to expand these efforts.

•	The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets. We believe Logility’s recent acquisition of DMI will provide such an opportunity.

•	Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control.

•	The risks associated with acquisitions of complementary companies, products and technologies, such as Logility’s recent acquisition of DMI, including the risks that we will not achieve the financial and strategic goals that we contemplate at the time of the transaction. More specifically, in any acquisition we will face risks and challenges associated with the uncertain value of the acquired business or assets, the difficulty of assimilating operations and personnel, integrating acquired technologies and products and maintaining the loyalty of the customers of the acquired business.

•	The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology.

•	The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; for example, some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

•	Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include our assessment of the effectiveness of our internal control over financial reporting in our annual reports beginning with the fiscal year ending April 30, 2005. Our independent registered public accounting firm is also required to attest to whether or not our assessment is fairly stated in all material respects and to separately report on whether or not they believe that we maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a possible loss of public confidence in the reliability of our financial reporting. Such a failure, as well as difficulties in implementing required new or improved controls, could result in our inability to provide timely and reliable financial information and could adversely affect our business.

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

We continue to believe that the overall world economy, the U.S. economy, and the economic environment for business software spending appear to be improving slightly. However, our results for the three and six months ended October 31, 2004 were adversely affected by significant delays in the software purchasing process by several prospective customers. It is our belief that these prospective customers may, in future periods, commit to the purchase of our software licenses and services, although we can give no assurance that such commitments will occur.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2004 and 2003:

	Percentage of Total Revenues		Pct. Change in Dollars
	2004	2003	2004 vs 2003
Revenues:
License fees	17%	22%	(13)%
Services and other	51	45	25
Maintenance	32	33	5

Total revenues	100	100	10

Cost of revenues:
License fees	6	8	(21)
Services and other	36	29	37
Maintenance	9	8	17

Total cost of revenues	51	45	23

Gross margin	49	55	(1)
Operating expenses:
Research and development costs	12	14	(5)
Less: Capitalized computer software research and development costs	(5)	(6)	(19)
Sales and marketing	19	19	12
General and administrative	17	16	13

Total operating expenses	43	43	12

Operating income	6	12	(48)

Other income (expense):
Interest income	2	2	21
Gain on investments and other	2	3	(42)
Minority interest	—	—	nm

Earnings before income taxes	10	17	(35)
Income taxes	—	—	nm

Net earnings	10%	17%	(37)%

nm – not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2004 and 2003:

	Percentage of Total Revenues		Pct. Change in Dollars
	2004	2003	2004 vs 2003
Revenues:
License fees	18%	21%	(8)%
Services and other	50	45	20
Maintenance	32	34	0

Total revenues	100	100	7

Cost of revenues:
License fees	6	8	(17)
Services and other	35	30	28
Maintenance	9	9	5

Total cost of revenues	50	47	15

Gross margin	50	53	0
Operating expenses:
Research and development costs	13	15	(7)
Less: Capitalized computer software research and development costs	(5)	(6)	(19)
Sales and marketing	20	21	4
General and administrative	17	16	8

Total operating expenses	45	46	5

Operating income	5	8	(31)

Other income (expense):
Interest income	2	2	12
Gain on investments and other	2	3	(35)
Minority interest	—	—	nm

Earnings before income taxes	9	13	(23)
Income taxes	—	—	—

Net earnings	9%	13%	(24)%

nm – not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003

REVENUES:

For the quarter and six months ended October 31, 2004, the increases in total revenues when compared to the quarter and six months ended October 31, 2003 were primarily attributable to increases in services and other revenues. These increases were partially offset by decreases in license fee revenues. International revenues represented approximately 6% of total revenues in the quarter and six months ended October 31, 2004, compared to approximately 7% in the same periods a year ago. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

LICENSES. For the quarter ended October 31, 2004, the decrease in license fee revenues was due primarily to decreased license fees from our Logility subsidiary. License fee revenues from Logility decreased 44% to $656,000 and constituted 26% of total license fee revenues for the quarter ended October 31, 2004, compared to $1.2 million for the same prior year period, which comprised 40% of total license fee revenues for that period. For the six months ended October 31, 2004, license fee revenues from Logility decreased 9% to $2.1 million and constituted 41% of total license fee revenues, compared to $2.3 million for the same prior year period, which comprised 41% of total license fee revenues for that period. For both the three and six month periods, we believe these decreases were primarily the result of significant delays in the software purchasing process by several prospective customers.

The direct sales channel provided approximately 91% of license fee revenues for the quarter ended October 31, 2004, compared to approximately 88% in the comparable quarter a year ago. For the six months ended October 31, 2004, the direct sales channel provided approximately 93% of license fee revenues, compared to approximately 89% in the comparable period a year ago. For the quarter ended October 31, 2004, our margins after commissions on direct sales were approximately 82%, and our margins after commissions on indirect sales were approximately 71%. For the six months ended October 31, 2004, our margins after commissions on direct sales were approximately 84%, and our margins after commissions on indirect sales were approximately 63%. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. For both the three and six months ended October 31, 2004, the increases in services and other revenues was due primarily to increased services revenues from our IT consulting segment. This segment realized increased revenues from both new and existing customers. For the quarter ended October 31, 2004, our IT Consulting segment’s revenues increased 84% when compared to the prior year quarter, from $2.1 million to $3.9 million, and for the six months ended October 31, 2004, that segment’s revenues increased 75% when compared to the prior year period, from $3.9 million to $6.8 million. For the quarter ended October 31, 2004, services and other revenues from Logility decreased 10%, to $1.1 million, and comprised 15% of total services and other revenues, compared to $1.3 million for the corresponding prior year period, which comprised 21% of total services and other revenues. For the six months ended October 31, 2004, services and other revenues from Logility decreased 12%, to $2.4 million, and comprised 17% of total services and other revenues, compared to $2.7 million for the corresponding prior year period, which comprised 23% of total services and other revenues. These decreases were due to lower implementation services, which in turn were a result of lower license fees in recent periods. We have observed that there is a tendency for services and other revenues, other than IT consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The increase in maintenance revenues for the quarter ended October 31, 2004 was due primarily to increased maintenance revenues in October resulting from the acquisition of DMI. For the quarter ended October 31, 2004, maintenance revenues from Logility increased 12% to $3.0 million, and constituted 65% of total maintenance revenues, compared to $2.7 million for the corresponding prior year period, which comprised 60% of total maintenance revenues. For the six months ended October 31, 2004, maintenance revenues from Logility increased 5% to $5.8 million, and constituted 64% of total maintenance revenues, compared to $5.5 million for the corresponding prior year period, which comprised 61% of total maintenance revenues. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended October 31,				Six months ended October 31,
($000’s omitted)	2004		2003		2004		2003
Gross margin on license fees:	$1,655	65%	$1,800	61%	$3,309	65%	$3,408	61%
Gross margin on services and other:	$2,303	30%	$2,241	37%	$4,363	30%	$4,094	34%
Gross margin on maintenance:	$3,351	71%	$3,343	74%	$6,562	72%	$6,702	74%

Total gross margin:	$7,309	49%	$7,384	55%	$14,234	50%	$14,204	53%

For both the quarter and six months ended October 31, 2004, the decreases in total gross margin percentage were due primarily to decreases in services gross margin percentage, and to a lesser extent decreases in maintenance gross margin percentage. These decreases were partially offset by increases in gross margin percentage on license fees.

LICENSES. For both the quarter and six months ended October 31, 2004, the increases in license fee gross margin percentage were due primarily to lower amortization of capitalized software development costs when compared to the prior year periods, partially offset by the decreases in license fee revenues. License fee gross margin normally is directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, which is the primary component of cost of license fees.

SERVICES AND OTHER. For the quarter and six months ended October 31, 2004, the decreases in services and other gross margin percentage were due primarily to the lower margin nature of services provided by our IT consulting segment, which accounted for a larger proportion of our total services and other revenues.

MAINTENANCE. For the quarter and six months ended October 31, 2004, maintenance gross margin percentage decreased due primarily to the fair value adjustments required for the purchase accounting treatment of post-acquisition DMI maintenance revenues.

EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted):
	October 31, 2004	Percent Change	October 31, 2003
Gross product research and development costs	$1,850	(5)%	$1,939
Percentage of total revenues	12%		14%
Less: capitalized computer software research and development costs	$(711)	(19)%	$(873)
Percentage of gross product research and development costs	38%		45%

Product research and development expenses	$1,139	7%	$1,066
Percentage of total revenues	8%		8%

	Six Months Ended ($000’s omitted):
	October 31, 2004	Percent Change	October 31, 2003
Gross product research and development costs	$3,662	(7)%	$3,939
Percentage of total revenues	13%		15%
Less: capitalized computer software research and development costs	$(1,381)	(19)%	$(1,706)
Percentage of gross product research and development costs	38%		43%

Product research and development expenses	$2,281	2%	$2,233
Percentage of total revenues	8%		8%

For the quarter and six months ended October 31, 2004, both gross product research and development costs and capitalized software development costs decreased when compared to the prior year periods. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the quarter ended July 31, 2003, our Logility subsidiary ended the development phase of Logility Voyager Solutions 7.0, which caused an increase in capitalized development costs during that period. Because this development phase has ended, and because Logility is in the non-capitalizable research phase of its next product, we expect capitalized development costs to show a decreasing trend in coming quarters.

Sales and Marketing

For the quarter and six months ended October 31, 2004, the increase in sales and marketing expenses when compared to the same period a year ago was due primarily to increased marketing expenditures related to the DMI acquisition.

General and Administrative

For the quarter and six months ended October 31, 2004, the increase in general and administrative expenses was due to increases in employee headcount resulting from the DMI acquisition. For the three months ended October 31, 2004, the average number of total employees was approximately 320, compared to approximately 298 for the three months ended October 31, 2003.

OTHER INCOME/MINORITY INTEREST

Other income is comprised of interest and dividend income, rental income, realized and unrealized gains and losses from investments and minority interest in subsidiaries’ earnings (loss). Other income, excluding minority interest, decreased to $603,000 in the quarter ended October 31, 2004 compared to $731,000 for the same period a year ago. This decrease was due primarily to the $100,000 investment impairment charge related to a minority investment.

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to Logility’s net loss, minority interest increased income by $68,000 in the quarter ended October 31, 2004, compared to a reduction of income of $28,000 for the same quarter a year ago, when Logility had net earnings. For the six months ended October 31, 2004, minority interest increased income by $20,000, compared to a reduction of income of $78,000 for the same period a year ago.

INCOME TAXES

In the three and six months ended October 31, 2004 and October 31, 2003, we did not record any income taxes as a result of our cumulative net operating losses in prior periods.

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

The following tables show information about our cash flows and liquidity positions during the six months ended October 31, 2004 and October 31, 2003. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

	Six Months Ended October 31 (in thousands)
	2004	2003
Net cash provided by operating activities	$503	$3,568
Net cash used in investing activities	(11,438)	(746)
Net cash used in financing activities	(2,403)	(295)

Net change in cash and cash equivalents	$(13,338)	$2,527

For the six months ended October 31, 2004, when compared to the prior year period, the decrease in cash provided by operating activities was due primarily to an increase in accounts receivable, and to a lesser extent increased purchases of trading securities, and a decrease in depreciation and amortization expense. The increase in cash used in investing activities when compared to the prior year period was due primarily to cash paid for the DMI acquisition. The increase in cash used in financing activities was due primarily to two quarterly payments of cash dividends to our common shareholders, compared to one quarterly payment made in the prior year period.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of October 31 (in thousands)
	2004	2003
Cash and cash equivalents	$24,192	$33,251
Short and Long-Term Investments	30,783	29,649

Total cash and short and long term investments	$54,975	$62,900

Net increase (decrease) in total cash and investments (six months ended October 31)	$(11,391)	$2,323

Our total activities generated lower total cash and investments in the six months ended October 31, 2004, when compared to the prior year period, due primarily to the cash used in the DMI acquisition, and to a lesser extent the payment of cash dividends to common shareholders.

Days Sales Outstanding in accounts receivable were 75 days as of October 31, 2004, compared to 59 days as of October 31, 2003. This increase was due primarily to accounts receivable acquired through the purchase of DMI. Our current ratio on October 31, 2004 was 3.7 to 1 and on April 30, 2004 was 4.7 to 1. This decrease was due primarily to the decrease in cash and cash equivalents.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $55.0 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that Logility generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments).

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through December 7, 2004, we have repurchased 247,232 shares of common stock at a cost of approximately $1.1 million. We did not make any repurchases of our common stock in the quarter ended October 31, 2004. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

In November, 1998, the Logility Board of Directors approved a resolution authorizing the repurchase of up to 800,000 shares of its common stock through open market purchases at prevailing market prices. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,200,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For these current repurchase plans, through December 7, 2004, Logility had repurchased a cumulative total of 658,915 shares at a total cost of approximately $2.7 million. In the second quarter of fiscal 2005, Logility purchased 123,700 shares of its common stock at an average price of $4.87 per share. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under our existing repurchase program.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements applicable to the Company beyond those we reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as filed with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as filed with the SEC, we described the policies and estimates relating to revenue recognition, allowance for doubtful accounts, valuation of long-lived and intangible assets, and income taxes as our critical accounting policies. In the current fiscal year, as a result of the acquisition of DMI, we identify accounting for business combinations under SFAS 141 as a critical accounting policy. Refer to Note G of our condensed consolidated financial statements for a discussion of the application of this policy.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter and six months ended October 31, 2004, we generated 6% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effect of foreign exchange rate fluctuations on us during the quarter and six months ended October 31, 2004 was not material. We have not engaged in any hedging activities.

Interest rates. We have no debt, so we limit the following discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of trading securities, or in the case of our Logility subsidiary, held-to-maturity instruments, with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. dollars. The fair market value and carrying value of our securities, including cash equivalents, at October 31, 2004 were both approximately $54.7 million.

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

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the quarter ended October 31, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2004 through August 31, 2004	0	$0.00	0	1,752,768
September 1, 2004 through September 30, 2004	0	$0.00	0	1,752,768
October 1, 2004 through October 31, 2004	0	$0.00	0	1,752,768

Total Fiscal 2005 Second Quarter	0	$0.00	0	1,752,768

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the quarter ended October 31, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2004 through August 31, 2004	3,400	$4.46	3,400	661,385
September 1, 2004 through September 30, 2004	120,300	$4.88	120,300
				541,085
October 1, 2004 through October 31, 2004	0	$0.00	0	541,085

Total Fiscal 2005 Second Quarter	123,700	$4.87	123,700	541,085

*	The above share purchase authority was approved by the Logility Board of Directors in November 1998 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2004 Annual Meeting of Shareholders on August 16, 2004.

(b)	The shareholders elected the following directors at the meeting:

James C. Edenfield, J. Michael Edenfield, David H. Gambrell, Dennis Hogue, Dr. John J. Jarvis, James B. Miller, Jr., Dr. Thomas L. Newberry and Thomas L. Newberry, V.

(c)	At the Company’s 2004 Annual Meeting of Shareholders, the only Shareholder vote taken was with respect to the election of directors. All current directors were nominated for re-election, and all were re-elected. There were no other nominees for director. The specific results of that shareholder vote were as follows:

Directors elected by Class A shareholders:

Dennis Hogue: Votes “For:” 17,551,072; Withholding Authority to Vote “For:” 820,417

John J. Jarvis: Votes “For:” 17,553,203; Withholding Authority to Vote “For:” 818,286

James B. Miller, Jr.: Votes “For:” 17,551,562; Withholding Authority to Vote “For:” 819,927

Directors elected by Class B shareholders:

James C. Edenfield: Votes “For:” 3,549,994; Votes “Against:” 0

J. Michael Edenfield: Votes “For:” 3,549,994; Votes “Against:” 0

David H. Gambrell: Votes “For:” 3,549,994; Votes “Against:” 0

Dr. Thomas L. Newberry: Votes “For:” 3,549,994; Votes “Against:” 0

Thomas L. Newberry, V: Votes “For:” 3,549,994; Votes “Against:” 0

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1. Asset Purchase Agreement dated as of September 30, 2004 by and among Demand Management, Inc., a Georgia corporation, as purchaser; Demand Management, Inc., a Missouri corporation, as Seller; and Stephen Johnston and Michael Campbell, as shareholders.

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 8, 2004	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive
Officer and Treasurer

Date: December 8, 2004	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 8, 2004	By:	/s/ Deirdre J. Lavender
Deirdre J. Lavender
Controller and Principal
Accounting Officer