Form 10-Q
period 2005-01-31
AMERICAN SOFTWARE INC
filed 2005-03-14
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 10, 2005
Class A Common Stock, $.10 par value	20,313,930 Shares

Class B Common Stock, $.10 par value	3,549,994 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended January 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except share data)

(Unaudited)

	January 31, 2005	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$29,204	$37,530
Investments - current	25,752	28,297
Trade accounts receivable, less allowance for doubtful accounts of $784 at January 31, 2005 and $768 at April 30, 2004:
Billed	11,220	7,097
Unbilled	2,881	2,487
Prepaid expenses and other current assets	2,719	876

Total current assets	71,776	76,287

Investments – noncurrent	1,953	539
Property and equipment, net	7,675	7,570
Capitalized computer software development costs, net	7,026	7,119
Goodwill	10,610	4,346
Other intangibles, net	2,250	—
Other assets	1,528	1,375

	$102,818	$97,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,374	$678
Accrued compensation and related costs	1,890	1,987
Dividends payable	1,670	1,412
Other current liabilities	4,593	2,190
Deferred revenue	13,345	10,059

Total current liabilities	22,872	16,326

Minority interest	4,010	4,457
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares;
Issued 24,096,115 shares at January 31, 2005 and 23,638,927 shares at April 30, 2004	2,409	2,364
Class B, $.10 par value. Authorized 10,000,000 shares;
Issued and outstanding 3,549,994 shares at January 31, 2005 and 3,649,994 shares at April 30, 2004; convertible into Class A shares on a one-for-one basis	355	365
Additional paid-in capital	71,760	70,948
Accumulated other comprehensive income	93	236
Retained earnings	21,824	23,045
Class A treasury stock, at cost, 3,782,185 shares at January 31, 2005 and April 30, 2004	(20,505)	(20,505)

Total shareholders’ equity	75,936	76,453

Commitments and contingencies

	$102,818	$97,236

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Revenues:
License fees	$3,760	$3,823	$8,864	$9,396
Services and other	8,541	6,277	22,957	18,244
Maintenance	5,061	4,541	14,123	13,633

Total revenues	17,362	14,641	45,944	41,273

Cost of revenues:
License fees	1,335	1,103	3,130	3,268
Services and other	6,019	4,502	16,072	12,375
Maintenance	1,705	1,118	4,205	3,508

Total cost of revenues	9,059	6,723	23,407	19,151

Gross Margin	8,303	7,918	22,537	22,122

Operating expenses:
Research and development costs	2,023	1,885	5,685	5,824
Less: Capitalized computer software research and development costs	(703)	(826)	(2,084)	(2,532)
Sales and marketing	3,275	2,899	9,061	8,448
General and administrative	3,066	2,494	7,820	6,892
Acquisition related amortization of intangibles	79	—	117	—

Total operating expenses	7,740	6,452	20,599	18,632

Operating income	563	1,466	1,938	3,490

Other income (expense):
Interest income	336	302	980	879
Gain on investments and other	496	453	1,088	1,365
Minority interest	23	(160)	43	(238)

Earnings before income taxes	1,418	2,061	4,049	5,496

Income tax expense	286	—	286	—

Net earnings	$1,132	$2,061	$3,763	$5,496

Net earnings per common share:

Basic:	$0.05	$0.09	$0.16	$0.24

Diluted:	$0.04	$0.08	$0.15	$0.22

Cash dividends declared per basic common share:	$0.07	$0.06	$0.21	$0.18

Shares used in the calculation of net earnings per common share:
Basic	23,781	22,947	23,679	22,655

Diluted	25,238	25,055	25,136	24,571

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$3,763	$5,496
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,193	4,255
Minority interest	(43)	238
Investment impairment and other non-cash items	100	—
Net gain on investments	(670)	(953)
Change in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(13,001)	(10,890)
Proceeds from sales of trading securities	9,876	5,889
Proceeds from maturities of investments	1,900	3,052
Accounts receivable	(2,520)	1,711
Prepaid expenses and other assets	(1,057)	(269)
Accounts payable and other accrued liabilities	830	(1,504)
Deferred revenue	2,136	(930)

Net cash provided by operating activities	4,507	6,095

Cash flows from investing activities:
Capitalized software development costs	(2,084)	(2,532)
Purchases of property and equipment	(814)	(166)
Purchases of investments	(67,929)	(78,364)
Proceeds from maturities of investments	70,955	74,714
Purchase of Logility, Inc. common shares	(769)	(317)
Purchase of Demand Management, Inc., net of cash acquired	(8,691)	—
Proceeds from sale of life insurance policy	159	—

Net cash used in investing activities	(9,173)	(6,665)

Cash flows from financing activities:
Repurchase of common stock	—	(794)
Dividends paid	(4,726)	(2,733)
Proceeds from exercise of stock options and shareholder stock purchase plan	1,066	3,458

Net cash used in financing activities	(3,660)	(69)

Net change in cash and cash equivalents	(8,326)	(639)

Cash and cash equivalents at beginning of period	37,530	30,724

Cash and cash equivalents at end of period	$29,204	$30,085

Supplemental disclosures of cash paid during the period for:
Income taxes	$45	$276

Interest	$—	$—

Supplemental disclosures of noncash operating, investing, and financing activities:
Accrual of dividend payable	$1,670	$1,399

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2005

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

Services and Other. Revenue derived from services and other primarily includes consulting, implementation, and training. We bill under both time and materials and fixed fee arrangements, and recognize revenues as we perform the services. We classify the reimbursements that we receive for travel and other out-of-pocket expenses incurred in connection with consulting, implementation, and training services as revenue in our condensed consolidated statements of operations.

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

January 31, 2005

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

One customer accounted for 17% of our total revenues in the quarter ended January 31, 2005 and 14% of our total revenues for the nine months ended January 31, 2005. The related accounts receivable balance was $930,000 at January 31, 2005. Another customer accounted for 11% of our total revenues for the nine months ended January 31, 2005 and for the nine months ended January 31, 2004. The related accounts receivable balance was $1.0 million at January 31, 2005.

E.	Declaration of Dividend Payable

On February 21, 2005, our Board of Directors declared a quarterly cash dividend of $0.07 per share of American Software common stock. The cash dividend is payable on June 2, 2005 to Class A and Class B shareholders of record at the close of business on May 18, 2005.

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

January 31, 2005

We use the same numerator in calculating both basic and diluted net earnings per common share for a given period. We base the denominator on the number of common shares as shown in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	20,232	19,151	20,113	18,828
Class B Shares	3,549	3,796	3,566	3,827

Basic weighted average common shares outstanding	23,781	22,947	23,679	22,655

Dilutive effect of outstanding Class A common stock options outstanding	1,457	2,108	1,457	1,916

Total	25,238	25,055	25,136	24,571

Net earnings	$1,132	$2,061	$3,763	$5,496

Net earnings per common share:
Basic	$0.05	$0.09	$0.16	$0.24

Diluted	$0.04	$0.08	$0.15	$0.22

For the three months ended January 31, 2005, we excluded options to purchase 287,486 shares of common stock from the computation of diluted earnings per share, and for the nine months ended January 31, 2005, we excluded options to purchase 292,244 shares of common stock from that computation. For the three months ended January 31, 2004, we excluded options to purchase 199,016 shares of common stock, and for the nine months ended January 31, 2004, we excluded 306,884 shares from that computation. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of January 31, 2005, we had a total of 3,297,435 options outstanding and as of January 31, 2004 we had a total of 3,597,573 options outstanding.

G.	Acquisition of Demand Management, Inc.

On September 30, 2004, our Logility subsidiary acquired, through a wholly-owned subsidiary, certain assets and the distribution channel of privately-held Demand Management, Inc. (“DMI”), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand, for $9.5 million in cash, less working capital and cash on hand, for a net cash consideration of $8.7 million. We have included the results of operations from DMI in the accompanying condensed consolidated financial statements effective October 1, 2004.

In accordance with SFAS No. 141, “Business Combinations,” we have accounted for the acquisition under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. Logility allocated the total purchase price to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including tradenames and maintenance contracts, was based on management’s best estimate. The estimating process included a consultation and review with a third party appraiser. Logility allocated $6.3 million of the total purchase price to goodwill, which is deductible for income tax purposes.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2005

The calculation of the total purchase price was as follows (in thousands):

Tangible Net Book Value	$877
Business Restructuring	(425)
Acquisition Expenses	(424)
Intangible Asset to be Amortized	2,400
Goodwill	6,263

Net Cash Outlay	8,691
Working Capital Adjustment	590
Closing Cash	219

Total Purchase Price	$9,500

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of September 30, 2004 (in thousands):

Accounts receivable	$1,997
Deferred sales commissions	780
Prepaid expenses and other current assets	186
Property and equipment	26
Other non-current assets	218
Intangible assets[1]	2,400
Goodwill	6,263
Accounts payable	(1,039)
Accrued expenses and other current liabilities	(990)
Deferred revenue	(1,150)

Total Cash Outlay	8,691
Cash and cash equivalents	219
Working capital adjustment	590

Total Purchase Price	$9,500

[1]	Includes $1 million for distribution channels, $800,000 for customer relationships, and $300,000 for trademarks, all of which are subject to straight-line amortization over a period of six years. Also includes $300,000 for current technology, which is subject to straight-line amortization over a period of three years.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2005

Management believes that the purchase accounting related to the DMI acquisition will be finalized by the end of the first quarter of fiscal year 2006. The primary outstanding issue is related to contingent liabilities.

Pro Forma Information

The following unaudited pro forma information presents our results of operations for the nine months ended January 31, 2005 and January 31, 2004 and the three months ended January 31, 2004 as if the acquisition had taken place at the beginning of the periods presented (in thousands, except per share data):

	Nine Months Ended January 31, 2005	Nine Months Ended January 31, 2004	Three Months Ended January 31, 2004
Total revenues	$50,607	$48,116	$17,019
Net earnings (loss)	3,938	5,516	2,085
Net earnings (loss) per common share (basic)	0.17	0.24	0.09
Net earnings (loss) per common share (diluted)	0.16	0.22	0.08
Weighted average number of common shares outstanding (basic)	23,679	22,655	22,947
Weighted average number of common shares outstanding (diluted)	25,136	24,571	25,055

These pro forma results of operations include adjustments to the historical financial statements of the consolidated companies and have been prepared for comparative purposes only. Because Logility’s fiscal year ends April 30, and DMI’s ends December 31, timing differences exist in the nine month periods reported; however, we believe these timing differences are not material, as DMI’s operating results have historically been consistent quarter to quarter. For DMI, we have used the nine month period from April 1 – December 31, and the three month period from October 1 – December 31. These pro forma results exclude the post-acquisition fair value adjustment made to deferred revenue described above, and do not purport to be indicative of our actual results of operations had the acquisition occurred at the beginning of the periods presented or which may occur in the future.

I.	Stock Compensation Plans

As permitted under SFAS No. 148, Accounting for Stock-Based Compensation – Transaction and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to follow the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our fixed-plan stock options. Under this method, we record compensation expense on the date of grant generally if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2005

The following table illustrates the pro-forma effect on net earnings as if we had applied the fair-value based method in each period:

	Three months ended January 31		Nine months ended January 31
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings as reported	$1,132	$2,061	$3,763	$5,496
Less total stock-based compensation expense determined under fair value based method for all awards	(306)	(240)	(866)	(763)

Pro forma net earnings	$826	$1,821	$2,897	$4,733

Basic earnings per share:
As reported	$0.05	$0.09	$0.16	$0.24
Pro forma	$0.03	$0.08	$0.12	$0.21

Diluted earnings per share:
As reported	$0.04	$0.08	$0.15	$0.22
Pro forma	$0.03	$0.07	$0.12	$0.19

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2005

J.	Industry Segments

We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Collaborative Supply Chain Management, which provides business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 87%-owned subsidiary Logility, Inc., as well as the recently acquired DMI. In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2005 and January 31, 2004:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Revenues:
Enterprise Resource Planning	$5,565	$5,937	$17,066	$18,141
Collaborative Supply Chain Management	7,115	6,514	17,377	17,043
IT Consulting	4,682	2,190	11,501	6,089

	$17,362	$14,641	$45,944	$41,273

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$453	$470	$1,768	$1,738
Collaborative Supply Chain Management	(224)	944	(502)	1,425
IT Consulting	334	52	672	327

	$563	$1,466	$1,938	$3,490

Intersegment eliminations:
Enterprise Resource Planning	$(427)	$(387)	$(1,180)	$(1,168)
Collaborative Supply Chain Management	427	387	1,180	1,168
IT Consulting	—	—	—	—

	$—	$—	$—	$—

Operating income after intersegment eliminations:
Enterprise Resource Planning	$26	$83	$588	$570
Collaborative Supply Chain Management	203	1,331	678	2,593
IT Consulting	334	52	672	327

	$563	$1,466	$1,938	$3,490

Capital expenditures:
Enterprise Resource Planning	$89	$37	$587	$86
Collaborative Supply Chain Management	127	33	227	80
IT Consulting	—	—	—	—

	$216	$70	$814	$166

Capitalized Software:
Enterprise Resource Planning	$—	$25	$—	$80
Collaborative Supply Chain Management	703	801	2,084	2,452
IT Consulting	—	—	—	—

	$703	$826	$2,084	$2,532

Depreciation and amortization:
Enterprise Resource Planning	$284	$326	$808	$1,030
Collaborative Supply Chain Management	725	1,134	2,383	3,224
IT Consulting	—	—	2	1

	$1,009	$1,460	$3,193	$4,255

	January 31, 2005	April 30, 2004
Identifiable assets:
Enterprise Resource Planning	$51,933	$53,117
Collaborative Supply Chain Management	46,710	42,368
IT Consulting	4,175	1,751

	$102,818	$97,236

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2005

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2005

The following table summarizes amounts paid to us under the Services Agreement:

Service	Cost methodology	Three months ended January 31, 2005	Three months ended January 31, 2004	Nine months ended January 31, 2005	Nine months ended January 31, 2004
• General corporate services, including accounting and insurance expense	Apportioned based on formula to all ASI subsidiaries	$308,000	$250,000	$787,000	$805,000

• Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	21,000	9,000	69,000	43,000

• Employee benefits services	Apportioned based on formula to all ASI subsidiaries	3,000	4,000	14,000	12,000

Facilities Agreement

In 1997, American Software and Logility entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities we own or lease. We allocate utilities, telephone and security expenses under the Facilities Agreement based on Logility’s percentage of occupancy. The Facilities Agreement had an initial term of two years and is renewed automatically for successive one-year terms unless either party elects not to renew. The parties have renewed the Facilities Agreement annually since the initial term. Either party may terminate the Facilities Agreement for any reason with respect to any particular facility upon 90 days written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and is subject to the disposition by American Software of any facility that it owns. The parties valued the services related to this agreement at $105,000 for the three months ended January 31, 2005, $117,000 for the three months ended January 31, 2004, $314,000 for the nine months ended January 31, 2005, and $346,000 for the nine months ended January 31, 2004.

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

January 31, 2005

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

We have various other operating and facilities leases. Expense under these operating and facilities leases was $330,000 for the three months ended January 31, 2005 and $921,000 for the nine months ended January 31, 2005.

M.	Investment Impairment

In the quarter ended October 31, 2004, our Logility subsidiary recorded a $100,000 investment

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2005

impairment charge related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an “other than temporary impairment” having occurred.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. We discuss certain factors in greater detail in “Business Overview”, below. The terms “fiscal 2005” and “fiscal 2004” refer to our fiscal years ending April 30, 2005 and 2004, respectively.

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

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Collaborative

Supply Chain Management, (2) Enterprise Resource Planning (ERP), and (3) IT Consulting. The Collaborative Supply Chain Management segment consists of Logility, Inc. (“Logility”), an 87% owned subsidiary, as well as recently acquired Demand Management, Inc. (“DMI”). Both companies provide collaborative supply chain solutions to help streamline and optimize the management, production, and distribution of products between manufacturers, suppliers, distributors, retailers, carriers and their respective trading partners. The IT Consulting segment consists of The Proven Method, Inc., a consulting services firm that specializes in assisting a diverse customer base to solve business issues with custom-developed technology solutions.

The DMI acquisition brings an additional set of solutions to our product offering suite, as well as an increased focus on the small and medium sized business markets. We expect the acquisition to be accretive to Logility’s net earnings and cash flow within 12 months from the September 30, 2004 acquisition date, and to contribute approximately $10 million in annual revenue, with approximately 50% as a recurring component occurring through maintenance contracts.

Some of the assets that Logility acquired through the DMI acquisition include:

Distribution Channel. DMI has a worldwide value-added reseller (VAR) network of 23 organizations with 67 sales, implementation and support resources. This network is continuing to sell Demand Solutions products, and Logility has introduced components of the Logility Voyager Solutions suite into appropriate areas of this proven distribution channel.

Customer Base. DMI has approximately 800 active customers in over 70 countries in consumer goods, food and beverage, apparel, life sciences, service parts and retail industries. The VAR channel and DMI subsidiary of Logility continues to support these Demand Solutions customers.

Technology. DMI designed the Demand Solution products for small and medium sized businesses, and the products include supply chain forecasting, demand planning, inventory planning and replenishment planning. The Demand Solution Stores product enables store-level forecast modeling and replenishment capabilities for retailers.

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

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses. We account for the development costs of software intended for sale in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

We currently view the following factors as the primary opportunities and risks associated with our business:

Strategic Relationships. The opportunity to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate our software applications into their services and products and to create joint marketing opportunities. Logility currently has a number of marketing alliances, including those with IBM and SSA Global Technologies, and plans to use DMI’s existing relationships to expand these efforts.

Dependence on Capital Spending Patterns. Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control.

Acquisition Opportunities. The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets. We believe Logility’s recent acquisition of DMI will provide such an opportunity.

Acquisition Risks. The risks associated with acquisitions of complementary companies, products and technologies, such as Logility’s recent acquisition of DMI, including the risks that we will not achieve the financial and strategic goals that we contemplate at the time of the transaction. More specifically, in any acquisition we will face risks and challenges associated with the uncertain value of the acquired business or assets, the difficulty of assimilating operations and personnel, integrating acquired technologies and products and maintaining the loyalty of the customers of the acquired business.

Competitive Technologies. The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology.

Competition in General. The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; for example, some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

Sarbanes-Oxley Section 404. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include our assessment of the effectiveness of our internal control over financial reporting in our annual reports beginning with the fiscal year ending April 30, 2005. Our independent registered public accounting firm is also required to attest to whether or not our assessment is fairly stated in all material respects and to separately report on whether or not they believe that we maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a possible loss of public confidence in the reliability of our financial reporting. Such a failure, as well as difficulties in implementing required new or improved controls, could result in our inability to provide timely and reliable financial information and could adversely affect our business.

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy, and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. Primarily as a result of these economic conditions, as well as increased competition in the business application area, we restructured our business in recent years in order to streamline our operations and maintain profitability. Our restructuring consisted of changes in sales management, a redirection of marketing efforts, and general reductions in expenditure levels across all functional areas.

We continue to believe that the overall world economy, the U.S. economy, and the economic environment for business software spending appear to be improving slightly. However, our results for the nine months ended January 31, 2005 were adversely affected by significant delays in the software purchasing process by several prospective customers. It is our belief that these prospective customers may, in future periods, commit to the purchase of our software licenses and services, although we can give no assurance that such commitments will occur.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2005 and 2004:

	Percentage of Total Revenues		Pct. Change in Dollars
	2005	2004	2005 vs 2004
Revenues:
License fees	22%	26%	(2)%
Services and other	49	43	36
Maintenance	29	31	11

Total revenues	100	100	19

Cost of revenues:
License fees	8	8	21
Services and other	34	30	34
Maintenance	10	8	53

Total cost of revenues	52	46	35

Gross margin	48	54	5
Operating expenses:
Research and development costs	12	13	7
Less: Capitalized computer software research and development costs	(4)	(6)	(15)
Sales and marketing	19	20	13
General and administrative	18	17	26
Acquisition related amortization of intangibles	—	—	nm

Total operating expenses	45	44	20

Operating income	3	10	(62)

Other income (expense):
Interest income	2	2	11
Gain on investments and other	3	3	9
Minority interest	—	(1)	nm

Earnings before income taxes	8	14	(20)
Income taxes	1	—	nm

Net earnings	7%	14%	(45)%

nm – not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2005 and 2004:

	Percentage of Total Revenues		Pct. Change in Dollars
	2005	2004	2005 vs 2004
Revenues:
License fees	19%	23%	(6)%
Services and other	50	44	26
Maintenance	31	33	4

Total revenues	100	100	11

Cost of revenues:
License fees	7	8	(4)
Services and other	35	30	30
Maintenance	9	8	20

Total cost of revenues	51	46	22

Gross margin	49	54	2
Operating expenses:
Research and development costs	13	14	(2)
Less: Capitalized computer software research and development costs	(5)	(6)	(18)
Sales and marketing	20	21	7
General and administrative	17	16	15
Acquisition related amortization of intangibles	—	—	nm

Total operating expenses	45	45	11

Operating income	4	8	(44)

Other income (expense):
Interest income	2	2	11
Gain on investments and other	3	3	(20)
Minority interest	—	—	nm

Earnings before income taxes	9	13	(26)
Income taxes	1	—	—

Net earnings	8%	13%	(32)%

nm – not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004

REVENUES:

For both the quarter and nine months ended January 31, 2005, the increase in total revenues when compared to the quarter and nine months ended January 31, 2004 was primarily attributable to an increase in services and other revenues, and to a lesser extent an increase in maintenance revenues, partially offset by a decrease in license fee revenues. DMI contributed $2.0 million in total revenues for the three months ended January 31, 2005, and $2.4 million in total revenues in the nine months ended January 31, 2005, although nine month period results only include DMI revenues since the acquisition on September 30, 2004. International revenues represented approximately 7% of total revenues in the quarters ended January 31, 2005 and January 31, 2004. International revenues were approximately 6% in the nine months ended January 31, 2004, compared to approximately 7% in the same period a year ago. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

LICENSES. For the quarter ended January 31, 2005, the decrease in license fee revenues was due primarily to decreased license fees from our Logility subsidiary, partially offset by increased license fees from our NGC subsidiary. License fee revenues from Logility decreased 5% to $2.4 million and constituted 65% of total license fee revenues for the quarter ended January 31, 2005, compared to $2.6 million for the same prior year period, which comprised 67% of total license fee revenues for that period. For the nine months ended January 31, 2005, license fee revenues from Logility decreased 7% to $4.5 million and constituted 51% of total license fee revenues, compared to $4.8 million for the same prior year period, which comprised 52% of total license fee revenues for that period. For both the three and nine month periods, we believe the decreases were primarily the result of significant delays in the software purchasing process by several prospective Logility customers. These decreases were partially offset by new license fees contributed by the DMI acquisition.

The direct sales channel provided approximately 68% of license fee revenues for the quarter ended January 31, 2005, compared to approximately 89% in the comparable quarter a year ago. For the nine months ended January 31, 2005, the direct sales channel provided approximately 83% of license fee revenues, compared to approximately 89% in the comparable period a year ago. These decreases were due primarily to greater indirect channel sales resulting from the DMI acquisition, as DMI sales are made primarily through its VAR network. For the quarter ended January 31, 2005, our margins after commissions on direct sales were approximately 78%, and our margins after commissions on indirect sales were approximately 48%. For the nine months ended January 31, 2005, our margins after commissions on direct sales were approximately 81%, and our margins after commissions on indirect sales were approximately 56%. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. For both the three and nine months ended January 31, 2005, the increases in services and other revenues were due primarily to increased services revenues from our IT consulting segment. This segment realized increased revenues from both new and existing customers. For the quarter ended January 31, 2005, our IT Consulting segment’s revenues increased 114% when compared to the prior year quarter, from $2.2 million to $4.7 million, and for the nine months ended January 31, 2005, that segment’s revenues increased 89% when compared to the prior year period, from $6 million to $11.5 million. For the quarter ended January 31, 2005, services and other revenues from Logility increased 9%, to $1.2 million, and comprised 14% of total services and other revenues, compared to $1.1 million for the corresponding prior year period, which comprised 18% of total services and other revenues. This increase was due primarily to increased services revenues resulting from the DMI acquisition. For the nine months ended January 31, 2005, services and other revenues from Logility decreased 6%, to $3.6 million, and comprised 16% of total services and other revenues, compared to $3.9 million for the corresponding prior year period, which comprised 21% of total services and other revenues. We have observed that there is a tendency for services and other revenues, other than IT consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. For the quarter ended January 31, 2005, maintenance revenues from Logility increased 22% to $3.5 million, and constituted 68% of total maintenance revenues, compared to $2.8 million for the corresponding prior year period, which comprised 62% of total maintenance revenues. For the nine months ended January 31, 2005, maintenance revenues from Logility increased 11% to $9.2 million, and constituted 65% of total maintenance revenues, compared to $8.3 million for the corresponding prior year period, which comprised 61% of total maintenance revenues. The increases in maintenance revenues for the quarter and nine months ended January 31, 2005 were due primarily to increased maintenance revenues resulting from the acquisition of DMI. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended January 31,				Nine months ended January 31,
	2005		2004		2005		2004
Gross margin on license fees:	$2,425	64%	$2,720	71%	$5,734	65%	$6,128	65%
Gross margin on services and other:	$2,522	30%	$1,775	28%	$6,885	30%	$5,869	32%
Gross margin on maintenance:	$3,356	66%	$3,423	75%	$9,918	70%	$10,125	74%

Total gross margin:	$8,303	48%	$7,918	54%	$22,537	49%	$22,122	54%

For the quarter ended January 31, 2005, the decrease in total gross margin percentage was due primarily to a decrease in maintenance gross margin percentage, and to a lesser extent a decrease in gross margin percentage on license fees. These decreases were partially offset by an increase in the services and other gross margin percentage. For the nine months ended January 31, 2005, the decrease in total gross margin percentage was due primarily to a decrease in maintenance gross margin percentage, and to a lesser extent a decrease in services and other gross margin percentage.

LICENSES. For the quarter ended January 31, 2005, gross margin on license fees decreased due to higher indirect sales contribution from DMI, which in turn resulted in higher indirect commission expense, which is a component of cost of license fee revenues. For the nine months ended January 31, 2005, gross margin percentage on license fees remained constant despite a decrease in license fees due primarily to decreased expense related to amortization of capitalized software development costs. License fee gross margin normally is directly related to the level of license fee revenues due to the relatively fixed amortization level of computer software development expense, which is the primary component of cost of license fees.

SERVICES AND OTHER. For the nine months ended January 31, 2005, the decrease in services and other gross margin percentage was due primarily to the lower margin nature of services provided by our IT consulting segment, which accounted for a larger proportion of our total services and other revenues. However, during the three months ended January 31, 2005, our IT consulting segment was able to improve its gross margin, resulting in the increase in services and other gross margin percentage for the quarter.

MAINTENANCE. For the quarter and nine months ended January 31, 2005, maintenance gross margin percentage decreased due primarily to decreases in Logility’s maintenance gross margin percentage, which in turn was the result of fair value adjustments related to the purchase accounting treatment of DMI deferred maintenance revenues.

EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted):
	January 31, 2005	Percent Change	January 31, 2004
Gross product research and development costs	$2,023	7%	$1,885
Percentage of total revenues	12%		13%
Less: capitalized computer software research and development costs	$(703)	(15)%	$(826)
Percentage of gross product research and development costs	35%		44%

Product research and development expenses	$1,320	25%	$1,059
Percentage of total revenues	8%		7%

	Nine Months Ended ($000’s omitted):
	January 31, 2005	Percent Change	January 31, 2004
Gross product research and development costs	$5,685	(2)%	$5,824
Percentage of total revenues	13%		14%
Less: capitalized computer software research and development costs	$(2,084)	(18)%	$(2,532)
Percentage of gross product research and development costs	37%		43%

Product research and development expenses	$3,601	9%	$3,292
Percentage of total revenues	8%		8%

For the quarter and nine months ended January 31, 2005, both gross product research and development costs and capitalized software development costs decreased when compared to the prior year periods. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the quarter ended July 31, 2003, our Logility subsidiary ended the development phase of Logility Voyager Solutions 7.0, which caused an increase in capitalized development costs during that period. Because this development phase has ended, and because Logility is in the non-capitalizable research phase of its next product, we expect capitalized development costs to show a decreasing trend in coming quarters.

Sales and Marketing

For the quarter and nine months ended January 31, 2005, the increase in sales and marketing expenses when compared to the same period a year ago was due primarily to increased marketing expenditures related to the DMI acquisition. Expenditures were made in the areas of advertising and trade shows.

General and Administrative

For the quarter and nine months ended January 31, 2005, the increases in general and administrative expenses were due to increases in employee headcount resulting from the DMI acquisition. At January 31, 2005, the total number of employees was 312, compared to 271 at January 31, 2004.

OTHER INCOME/MINORITY INTEREST

Other income is comprised of interest and dividend income, rental income, realized and unrealized gains and losses from investments and minority interest in subsidiaries’ earnings (loss). For the quarter ended January 31, 2005, the increase in other income, excluding minority interest, was due primarily to higher unrealized gains on investments in the current quarter. For the nine months ended January 31, 2004, the decrease in other income was due primarily to higher unrealized gains on investments in the prior year period.

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to Logility’s net losses in the current periods, minority interest increased income by $23,000 in the quarter ended January 31, 2005, compared to a reduction of income of $160,000 for the same quarter a year ago. For the nine months ended January 31, 2005, minority interest increased income by $43,000, compared to a reduction of income of $238,000 for the same period a year ago.

INCOME TAXES

In the quarter and nine months ended January 31, 2005, we recorded a provision against income taxes of $286,000. In the quarter and nine months ended January 31, 2004, we did not record any income taxes as a result of our cumulative net operating losses in prior periods. We are recording a tax provision for the portion of Fiscal 2005 net income above the net operating losses of approximately $4.5 million to be expensed to the condensed consolidated statement of operations. We have an additional $8.5 million in net operating losses that are related to the exercise of stock options which will be credited to additional paid-in capital when recognized.

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

The following tables show information about our cash flows and liquidity positions during the nine months ended January 31, 2005 and January 31, 2004. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

	Nine Months Ended January 31 (in thousands)
	2005	2004
Net cash provided by operating activities	$4,507	$6,095
Net cash used in investing activities	(9,173)	(6,665)
Net cash used in financing activities	(3,660)	(69)

Net change in cash and cash equivalents	$(8,326)	$(639)

For the nine months ended January 31, 2005, when compared to the prior year period, the decrease in cash provided by operating activities was due primarily to an increase in accounts receivable, and to a lesser extent increased purchases of trading securities, and a decrease in depreciation and amortization expense. These were partially offset by increases in deferred revenues and accounts payable, accrued costs and other current liabilities. The increase in cash used in investing activities when compared to the prior year period was due primarily to cash paid for the DMI acquisition. The increase in cash used in financing activities was due primarily to reduced proceeds from the exercise of stock options, and to a lesser extent three quarterly payments of cash dividends to our common shareholders, compared to two quarterly payments made in the prior year period.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of January 31 (in thousands)
	2005	2004
Cash and cash equivalents	$29,204	$30,085
Short and Long-Term Investments	27,705	36,405

Total cash and short and long term investments	$56,909	$66,490

Net (decrease) increase in total cash and investments (nine months ended January 31)	$(9,457)	$5,913

Our total activities used cash and investments in the nine months ended January 31, 2005, when compared to the prior year period, due primarily to the cash used in the DMI acquisition, and to a lesser extent the payment of cash dividends to common shareholders.

Days Sales Outstanding in accounts receivable were 76 days as of January 31, 2005, compared to 59 days as of January 31, 2004. This increase was due primarily to accounts receivable acquired through the purchase of DMI. Our current ratio on January 31, 2005 was 3.1 to 1 and on April 30, 2004 was 4.7 to 1. This decrease was due primarily to the decrease in cash and cash equivalents.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $56.9 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that Logility generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments).

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through March 10, 2005, we have repurchased 247,232 shares of common stock at a cost of approximately $1.1 million. We did not make any repurchases of our common stock in the quarter ended January 31, 2005. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

In November, 1998, the Logility Board of Directors approved a resolution authorizing the repurchase of up to 800,000 shares of its common stock through open market purchases at prevailing market prices. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,200,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For these current repurchase plans, through March 10, 2005, Logility had repurchased a cumulative total of 658,915 shares at a total cost of approximately $2.7 million. Logility did not make any repurchases of its common stock in the quarter ended January 31, 2005. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under our existing repurchase program.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) will be effective for us beginning with the second quarter of fiscal year 2006. Management is currently evaluating the impact of SFAS 123(R) on our consolidated financial statements. See Note 1 for information related to the pro forma effect on our reported net income and net earnings per share of applying the fair value recognition provisions of the previous SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as filed with the SEC, we described the policies and estimates relating to revenue recognition, allowance for doubtful accounts, valuation of long-lived and intangible assets, and income taxes as our critical accounting policies. In the current fiscal year, as a result of the acquisition of DMI, we also identify accounting for business combinations under SFAS 141 as a critical accounting policy. Refer to Note G of our condensed consolidated financial statements for a discussion of the application of this policy.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the nine months ended January 31, 2005, we generated 6% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effect of foreign exchange rate fluctuations on us during the quarter and nine months ended January 31, 2005 was not material. We have not engaged in any hedging activities.

Interest rates. We have no debt, so we limit the following discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of trading securities, or in the case of our Logility subsidiary, held-to-maturity instruments, with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. dollars. The fair market value and carrying value of our securities, including cash equivalents, at January 31, 2005 were both approximately $56.9 million.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s CEO and CFO have concluded that, as of the end of such period, except as described below, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Issue. After the release of its preliminary financial results for the fiscal period, Management, after consulting with the Company’s independent auditors, performed a further detailed analysis of one of the software license agreements in the amount of $290,000 for the Company’s Logility subsidiary. After that analysis, Management determined that the license fee revenue under that agreement, which it initially had determined was recognizable in the Company’s third fiscal quarter, should not be recognized in that fiscal quarter.

Remediation. Management has evaluated its disclosure controls and procedures to determine how they should be changed to prevent misclassifications of revenue, temporary or otherwise, in connection with software license agreements. Because the recognition of software license fee revenue in some cases involves subjective analysis of contract terms, Management has changed its disclosure controls and procedures with respect to material software license agreements that have terms which differ materially from those in standard license agreements. Under these disclosure controls and procedures, following an analysis of such material agreements and determination of the appropriate accounting treatment, the CFO will document the basis for that accounting treatment in reasonable detail. Management believes that this enhanced documentation will enable the Company’s internal accounting staff to more readily identify any revenue recognition issues that require further analysis.

Management believes that the change in disclosure controls and procedures described above will prevent a recurrence of the issue that occurred following the end of the fiscal quarter covered by this report. With the above change in place, Management believes that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls. There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As described above, the Company has implemented, following the end of the fiscal quarter to which this report relates, certain changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the quarter ended January 31, 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2004 through November 30, 2004	0	$0.00	0	1,752,768

December 1, 2004 through December 31, 2004	0	$0.00	0	1,752,768

January 1, 2005 through January 31, 2005	0	$0.00	0	1,752,768

Total Fiscal 2005 Third Quarter	0	$0.00	0	1,752,768

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the quarter ended January 31, 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2004 through November 30, 2004	0	$0.00	0	541,085

December 1, 2004 through December 31, 2004	0	$0.00	0	541,085

January 1, 2005 through January 31, 2005	0	$0.00	0	541,085

Total Fiscal 2005 Third Quarter	0	$0.00	0	541,085

*	The Logility Board of Directors approved the above share purchase authority in November 1998 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

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

AMERICAN SOFTWARE, INC.

Date: March 11, 2005	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: March 11, 2005	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 11, 2005	By:	/s/ Michael R. Dowling
Michael R. Dowling
Controller and Principal Accounting Officer