Form 10-Q/A
period 2005-01-31
AMERICAN SOFTWARE INC
filed 2005-10-12
CIK 713425

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at October 4, 2005
Class A Common Stock, $.10 par value	20,502,638 Shares
Class B Common Stock, $.10 par value	3,489,994 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q/A

Quarter ended January 31, 2005

EXPLANATORY NOTE TO AMENDMENT NO. 1 ON FORM 10-Q/A

American Software, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended January 31, 2005, which was originally filed with the Securities and Exchange Commission on March 14, 2005, to reflect the restatement of the Company’s financial statements for the quarter ended January 31, 2005. As more fully described in Note B (Restatement) to the condensed consolidated financial statements, the adjustments principally relate to errors identified in the Company’s accounting for income taxes.

The following items of the Form 10-Q have been modified or revised in this Amendment No. 1 to reflect the restatement:

•	Part I, Item 1. Financial Statements

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4. Controls and Procedures

•	Part II, Item 6. Exhibits

This Amendment No. 1 does not modify or update disclosures presented in the original Form 10-Q, except as required to reflect the effects of the restatement. Except for disclosures affected by the restatement, Amendment No. 1 speaks as of the original filing date of the Form 10-Q on March 14, 2005 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q, including any amendments to those filings.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q/A

Quarter ended January 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands except share data)

	January 31, 2005 (Restated) (Note B)	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$29,204	$37,530
Investments – current	25,752	28,297
Trade accounts receivable, less allowance for doubtful accounts of $784 at January 31, 2005 and $768 at April 30, 2004:
Billed	11,220	7,097
Unbilled	2,881	2,487
Prepaid expenses and other current assets	2,779	876

Total current assets	71,836	76,287

Investments – noncurrent	1,953	539
Property and equipment, net	7,675	7,570
Capitalized computer software development costs, net	7,310	7,119
Goodwill	10,505	4,346
Other intangibles, net	2,250	—
Deferred taxes-noncurrent	2,252	—
Other assets	1,528	1,375

	$105,309	$97,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,374	$678
Accrued compensation and related costs	1,890	1,987
Dividends payable	1,670	1,412
Other current liabilities	4,375	2,190
Deferred taxes-current	101	—
Deferred revenue	13,345	10,059

Total current liabilities	22,755	16,326

Minority interest	4,010	4,457
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares; Issued 24,096,115 shares at January 31, 2005 and 23,638,927 shares at April 30, 2004	2,409	2,364
Class B, $.10 par value. Authorized 10,000,000 shares; Issued and outstanding 3,549,994 shares at January 31, 2005 and 3,649,994 shares at April 30, 2004; convertible into Class A shares on a one-for-one basis	355	365
Additional paid-in capital	75,406	70,948
Accumulated other comprehensive income	137	236
Retained earnings	20,742	23,045
Class A treasury stock, at cost, 3,782,185 shares at January 31, 2005 and April 30, 2004	(20,505)	(20,505)

Total shareholders’ equity	78,544	76,453

Commitments and contingencies
	$105,309	$97,236

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005 (Restated) (Note B)	2004	2005 (Restated) (Note B)	2004
Revenues:
License fees	$3,760	$3,823	$8,864	$9,396
Services and other	8,541	6,277	22,957	18,244
Maintenance	5,061	4,541	14,123	13,633

Total revenues	17,362	14,641	45,944	41,273

Cost of revenues:
License fees	1,366	1,103	3,161	3,268
Services and other	6,019	4,502	16,072	12,375
Maintenance	1,705	1,118	4,205	3,508

Total cost of revenues	9,090	6,723	23,438	19,151

Gross Margin	8,272	7,918	22,506	22,122

Operating expenses:
Research and development costs	1,320	1,059	3,601	3,292
Sales and marketing	3,275	2,899	9,061	8,448
General and administrative	3,066	2,494	7,820	6,892
Acquisition related amortization of intangibles	79	—	117	—

Total operating expenses	7,740	6,452	20,599	18,632

Operating income	532	1,466	1,907	3,490

Other income:
Interest income	336	302	980	879
Gain on investments and other	496	453	1,088	1,365

Earnings before income taxes	1,364	2,221	3,975	5,734
Income tax (expense) / benefit	(1,337)	—	(1,337)	—
Minority interest income / (expense)	23	(160)	43	(238)

Net earnings	$50	$2,061	$2,681	$5,496

Net earnings per common share:
Basic	$0.00	$0.09	$0.11	$0.24

Diluted	$0.00	$0.08	$0.11	$0.22

Cash dividends declared per basic common share:	$0.07	$0.06	$0.21	$0.18

Shares used in the calculation of net earnings per common share:
Basic	23,781	22,947	23,679	22,655

Diluted	25,189	25,055	25,094	24,571

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended January 31,
	2005 (Restated) (Note B)	2004
Cash flows from operating activities:
Net earnings	$2,681	$5,496
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,224	4,255
Minority interest	(43)	238
Investment impairment and other non-cash items	100	—
Net gain on investments	(670)	(953)
Deferred taxes	1,600	—
Bond amortization	208	243
Change in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(13,001)	(10,890)
Proceeds from sales of trading securities	9,876	5,889
Proceeds from maturities of investments	1,900	3,052
Accounts receivable	(2,520)	1,711
Prepaid expenses and other assets	(1,117)	(269)
Accounts payable and other accrued liabilities	656	(1,504)
Deferred revenue	2,136	(930)

Net cash provided by operating activities	5,030	6,338

Cash flows from investing activities:
Capitalized software development costs	(2,535)	(2,532)
Purchases of property and equipment	(814)	(166)
Purchases of investments	(68,137)	(78,607)
Proceeds from maturities of investments	70,955	74,714
Purchase of Logility, Inc. common shares	(633)	(317)
Purchase of Demand Management, Inc., net of cash acquired	(8,691)	—
Proceeds from sale of life insurance policy	159	—

Net cash used in investing activities	(9,696)	(6,908)

Cash flows from financing activities:
Repurchase of common stock	—	(794)
Dividends paid	(4,726)	(2,733)
Proceeds from exercise of stock options and shareholder stock purchase plan	1,066	3,458

Net cash used in financing activities	(3,660)	(69)

Net change in cash and cash equivalents	(8,326)	(639)

Cash and cash equivalents at beginning of period	37,530	30,724

Cash and cash equivalents at end of period	$29,204	$30,085

Supplemental disclosures of cash paid during the period for:
Income taxes	$45	$276

Interest	$—	$—

Supplemental disclosures of noncash operating, investing, and financing activities:
Accrual of dividend payable	$1,670	$1,399

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2005

A.	Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. You should review these consolidated financial statements in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as filed with the SEC. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period. Certain prior year balances have been reclassified to conform to the current year presentation.

B.	Restatement

The Company’s previously issued condensed consolidated financial statements as of January 31, 2005 and for the three and nine month periods ending January 31, 2005, have been restated to reflect adjustments identified principally as a result of the errors identified in accounting for income taxes. Initially, and without adequately assessing the need for a valuation allowance as of January 31, 2005, the Company believed that it had sufficient deferred tax assets with a corresponding valuation allowance to offset income tax expense for the year ended April 30, 2005. However, upon further review of the Company’s deferred tax assets it was determined that certain assets were overstated and, thereby, not available to offset income tax expense in fiscal 2005. The correction of the identified errors in accounting for income taxes resulted in a reduction in the Company’s available valuation allowance due to the elimination of the overstated deferred tax assets and an increase in income tax expense because the Company did not have sufficient deferred tax assets with a corresponding valuation allowance available to offset income tax expense. In addition, the Company did not adequately assess the need to reverse its valuation allowance as of January 31, 2005. Upon further review, the Company determined that based upon its expectations of future profitability and management’s belief that the realization of the benefits of the Company’s deferred tax assets were more likely than not, it should have released its valuation allowance as of January 31, 2005. The restatement impacts the three months and nine months ended January 31, 2005 as described hereunder.

In order to correct the Company’s financial statements for the errors noted above, the Company:

(a)	increased the provision for income taxes by approximately $1.1 million due to the lack of sufficient tax assets with corresponding valuation allowance available to offset income tax expense.

(b)	increased additional paid in capital by approximately $3.6 million related to the tax benefit from the exercise of stock options. This benefit was recorded due to the reduction in valuation allowance as a result of expected future profitability and management’s belief that the realization of the benefit from the Company’s deferred tax assets was more likely than not;

In addition, the Company made the following adjustments to correct for other known errors:

(c)	increased prepaid expenses and other current assets as well as total current assets by approximately $60,000 as a result of recognizing a previously unrecorded income tax receivable;

(d)	increased capitalized software and decreased deferred tax assets non-current by approximately $284,000, net of approximately $31,000 in amortization, related to the tax effects of the purchase accounting impact of Logility Inc.’s stock repurchases;

(e)	reduced goodwill by approximately $105,000 due to the tax effect of certain contingent liabilities resulting from the acquisition of Demand Management, Inc. (DMI);

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

January 31, 2005

(f)	decreased other current liabilities by approximately $174,000 related to reductions in the calculation of current income taxes payable from alternative minimum tax and state income taxes;

(g)	decreased other current liabilities and increased accumulated other comprehensive income by approximately $44,000 related to reclassifying certain foreign currency translation adjustments that were previously classified within other current liabilities; and

(h)	the net effect of correcting for the errors identified above results in adjustments to deferred tax assets non-current totaling approximately $2.3 million and current deferred tax liabilities totaling approximately $101,000.

The adjustments above did not have a material impact on the Company’s cash flows from operating, investing or financing activities for the three months or nine months ended January 31, 2005.

As a result of the foregoing adjustments, earnings per common diluted share were reduced for the three months ended January 31, 2005 from $0.04 to $0.00, and earnings per common diluted share were reduced for the nine months ended January 31, 2005 from $0.15 to $0.11 as compared to amounts in the previously filed Form 10-Q for this period. Also, as a result of these adjustments and the related impact on the Company’s effective tax rate, the diluted shares used in the calculation of net earnings per common share decreased from approximately 25,238,000 shares to approximately 25,189,000 shares for the three months ended January 31, 2005 and decreased from approximately 25,136,000 shares to approximately 25,094,000 shares for the nine months ended January 31, 2005.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

January 31, 2005

The financial results as of January 31, 2005 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections as follows:

Balance Sheet Data:

	January 31, 2005 as previously reported	Adjustments		January 31, 2005 Restated
ASSETS
Current assets:
Cash and cash equivalents	$29,204	$—		$29,204
Investments	25,752	—		25,752
Trade accounts receivable, less allowance for doubtful accounts
Billed	11,220	—		11,220
Unbilled	2,881	—		2,881
Prepaid expenses and other current	2,719	60	(c)	2,779

Total current assets	71,776	60		71,836

Investments - noncurrent	1,953	—		1,953
Property and equipment, less accumulated depreciation and amortization	7,675	—		7,675
Capitalized Software, less accumulated amortization	7,026	284	(d)	7,310
Goodwill, less accumulated amortization	10,610	(105	)(e)	10,505
Other intangible, net	2,250	—		2,250
Deferred taxes-noncurrent	—	2,252	(h)	2,252
Other assets	1,528	—		1,528

	$102,818	$2,491		$105,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,374	$—		$1,374
Accrued compensation and related costs	1,890	—		1,890
Dividends payable	1,670	—		1,670
Other current liabilities	4,593	(218	)(f)(g)	4,375
Deferred taxes-current	—	101	(h)	101
Deferred revenue	13,345	—		13,345

Total current liabilities	22,872	(117)		22,755

Minority Interest	4,010	—		4,010
Shareholders’ equity:
Common stock:
Class A	2,409	—		2,409
Class B	355	—		355
Additional paid-in capital	71,760	3,646	(b)	75,406
Accumulated other comprehensive income	93	44	(g)	137
Retained earnings	21,824	(1,082	)(a)(d)	20,742
Class A treasury stock	(20,505)	—		(20,505)

Total shareholders’ equity	75,936	2,608		78,544

	$102,818	$2,491		$105,309

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

January 31, 2005

Statement of Operations Data:

	Three Months Ended January 31, 2005				Nine Months Ended January 31, 2005
	as previously reported	Adjustments		Restated	as previously reported	Adjustments	Restated
Revenues:
License fees	$3,760	$—		$3,760	$8,864	$—	$8,864
Services and other	8,541	—		8,541	22,957	—	22,957
Maintenance	5,061	—		5,061	14,123	—	14,123

Total revenues	17,362	—		17,362	45,944	—	45,944

Cost of revenues:
License fees	1,335	31	(d)	1,366	3,130	31	3,161
Services and other	6,019	—		6,019	16,072	—	16,072
Maintenance	1,705	—		1,705	4,205	—	4,205

Total cost of revenues	9,059	31		9,090	23,407	31	23,438

Gross Margin	8,303	(31)		8,272	22,537	(31)	22,506

Operating expenses:
Research and development costs	1,320	—		1,320	3,601	—	3,601
Sales and marketing	3,275	—		3,275	9,061	—	9,061
General and administrative	3,066	—		3,066	7,820	—	7,820
Acquisition related amortization of intangibles	79	—		79	117	—	117

Total operating expenses	7,740	—		7,740	20,599	—	20,599

Operating income	563	(31)		532	1,938	(31)	1,907

Other income:
Interest income	336	—		336	980	—	980
Gain on investments and other	496	—		496	1,088	—	1,088

Earnings before income taxes	1,395	(31)		1,364	4,006	(31)	3,975
Income tax (expense) / benefit	(286)	(1,051	)(a)	(1,337)	(286)	(1,051)	(1,337)
Minority interest income / (expense)	23	—		23	43	—	43

Net earnings	$1,132	$(1,082)		$50	$3,763	$(1,082)	$2,681

Net earnings per common share:
Basic	$0.05	$(0.05)		$0.00	$0.16	$(0.05)	$0.11

Diluted	$0.04	$(0.04)		$0.00	$0.15	$(0.04)	$0.11

Shares used in the calculation of net earnings per common share:
Basic	23,781	—		23,781	23,679	—	23,679

Diluted	25,238	(49)		25,189	25,136	(42)	25,094

C.	Revenue Recognition

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

January 31, 2005

Maintenance. Revenue derived from maintenance contracts primarily includes telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Typically, we enter into maintenance contracts for a separate fee, with initial contractual periods ranging from one to three years, and with renewal provisions for additional periods thereafter. We generally bill maintenance fees annually in advance. We recognize maintenance revenue ratably over the term of the maintenance agreement. In situations where we bundle all or a portion of the maintenance fee with the license fee, we determine VSOE for maintenance based on prices that apply when we sell maintenance separately.

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

One customer accounted for 17% of our total revenues in the quarter ended January 31, 2005 and 14% of our total revenues for the nine months ended January 31, 2005. The related accounts receivable balance was approximately $930,000 at January 31, 2005. Another customer accounted for 11% of our total revenues for the nine months ended January 31, 2005 and for the nine months ended January 31, 2004. The related accounts receivable balance was approximately $1.0 million at January 31, 2005.

E.	Declaration of Dividend Payable

On December 7, 2004, our Board of Directors declared a quarterly cash dividend of $0.07 per share of American Software common stock. The cash dividend was payable on March 3, 2005 to Class A and Class B shareholders of record at the close of business on February 18, 2005.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

January 31, 2005

We use the same numerator in calculating both basic and diluted net earnings per common share for a given period. We base the denominator on the number of common shares as shown in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005 (Restated)	2004	2005 (Restated)	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	20,232	19,151	20,113	18,828
Class B Shares	3,549	3,796	3,566	3,827

Basic weighted average common shares outstanding	23,781	22,947	23,679	22,655

Dilutive effect of outstanding Class A common stock options outstanding, net of income taxes	1,408	2,108	1,415	1,916

Total	25,189	25,055	25,094	24,571

Net earnings	$50	$2,061	$2,681	$5,496

Net earnings per common share:
Basic	$0.00	$0.09	$0.11	$0.24

Diluted	$0.00	$0.08	$0.11	$0.22

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

In accordance with SFAS No. 141, “Business Combinations,” we have accounted for the acquisition under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. Logility allocated the total purchase price to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including trade names and maintenance contracts, was based on management’s best estimate. The estimating process included a consultation and review with a third party appraiser. Logility allocated $6.2 million of the total purchase price to goodwill, which is deductible for income tax purposes.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

January 31, 2005

The calculation of the total purchase price was as follows (in thousands):

Tangible Net Book Value	$981
Business Restructuring	(425)
Acquisition Expenses	(424)
Intangible Asset to be Amortized	2,400
Goodwill	6,159

Net Cash Outlay	8,691
Working Capital Adjustment	590
Closing Cash	219

Total Purchase Price	$9,500

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of September 30, 2004 (in thousands):

Accounts receivable	$1,997
Deferred sales commissions	780
Prepaid expenses and other current assets	185
Property and equipment	26
Other non-current assets	323
Intangible assets[1]	2,400
Goodwill	6,159
Accounts payable	(1,039)
Accrued expenses and other current liabilities	(990)
Deferred revenue	(1,150)

Total Cash Outlay	8,691
Cash and cash equivalents	219
Working capital adjustment	590

Total Purchase Price	$9,500

[1]	Includes $1 million for contractual distributor relationships, $800,000 for customer relationships, and $300,000 for trademarks, all of which are subject to straight-line amortization over a period of six years. Also includes $300,000 for current technology, which is subject to straight-line amortization over a period of three years.

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

Management believes that the purchase accounting related to the DMI acquisition will be finalized by the end of the second quarter of fiscal year 2006. The primary outstanding issue is related to contingent liabilities with respect potential claims from customers, which totaled approximately $425,000, based on management’s best estimate as of January 31, 2005.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

January 31, 2005

Pro Forma Information

The following unaudited pro forma information presents our results of operations for the three and nine months ended January 31, 2005 and 2004 as if the acquisition had taken place at the beginning of the periods presented (in thousands, except per share data):

	Nine Months Ended January 31,		Three Months Ended January 31,
	2005	2004	2005	2004
Total revenues	$51,214	$48,116	$17,968	$17,019
Net earnings	3,463	5,516	656	2,085
Net earnings per common share (basic)	0.15	0.24	0.03	0.09
Net earnings per common share (diluted)	$0.14	$0.22	$0.03	$0.08
Weighted average number of common shares outstanding (basic)	23,679	22,655	23,781	22,947
Weighted average number of common shares outstanding (diluted)	25,094	24,571	25,189	25,055

These pro forma results of operations include adjustments to the historical financial statements of the consolidated companies and have been prepared for comparative purposes only. These pro forma results do not purport to be indicative of our actual results of operations had the acquisition occurred at May 1, 2004 or which may occur in the future.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

January 31, 2005

The following table illustrates the pro-forma effect on net earnings as if we had applied the fair-value based method in each period:

	Three months ended January 31		Nine months ended January 31
	2005 (Restated)	2004	2005 (Restated)	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings as reported	$50	$2,061	$2,681	$5,496
Less total stock-based compensation expense expense determined under fair-value based method for all awards, net of income taxes	(267)	(240)	(827)	(763)

Pro forma net earnings (loss)	$(217)	$1,821	$1,854	$4,733

Basic earnings (loss) per share:
As reported	$0.00	$0.09	$0.11	$0.24
Pro forma	$(0.01)	$0.08	$0.08	$0.21

Diluted earnings (loss) per share:
As reported	$0.00	$0.08	$0.11	$0.22
Pro forma	$(0.01)	$0.07	$0.07	$0.19

I. Comprehensive Income

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

January 31, 2005

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005 (Restated)	2004	2005 (Restated)	2004
Revenues:
Enterprise Resource Planning	$5,565	$5,937	$17,066	$18,141
Collaborative Supply Chain Management	7,115	6,514	17,377	17,043
IT Consulting	4,682	2,190	11,501	6,089

	$17,362	$14,641	$45,944	$41,273

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$422	$470	$1,737	$1,738
Collaborative Supply Chain Management	(224)	944	(502)	1,425
IT Consulting	334	52	672	327

	$532	$1,466	$1,907	$3,490

Intersegment eliminations:
Enterprise Resource Planning	$(427)	$(387)	$(1,180)	$(1,168)
Collaborative Supply Chain Management	427	387	1,180	1,168
IT Consulting	—	—	—	—

	$—	$—	$—	$—

Operating income after intersegment eliminations:
Enterprise Resource Planning	$(5)	$83	$557	$570
Collaborative Supply Chain Management	203	1,331	678	2,593
IT Consulting	334	52	672	327

	$532	$1,466	$1,907	$3,490

Capital expenditures:
Enterprise Resource Planning	$89	$37	$587	$86
Collaborative Supply Chain Management	127	33	227	80
IT Consulting	—	—	—	—

	$216	$70	$814	$166

Capitalized Software:
Enterprise Resource Planning	$315	$25	$451	$80
Collaborative Supply Chain Management	703	801	2,084	2,452
IT Consulting	—	—	—	—

	$1,018	$826	$2,535	$2,532

Depreciation and amortization:
Enterprise Resource Planning	$315	$326	$839	$1,030
Collaborative Supply Chain Management	725	1,134	2,383	3,224
IT Consulting	—	—	2	1

	$1,040	$1,460	$3,224	$4,255

	January 31, 2005 (Restated)	April 30, 2004
Identifiable assets:
Enterprise Resource Planning	$54,981	$53,117
Collaborative Supply Chain Management	46,710	42,368
IT Consulting	4,175	1,751

	$105,866	$97,236

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

L. Investment Impairment

In the quarter ended October 31, 2004, our Logility subsidiary recorded a $100,000 investment impairment charge related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an “other than temporary impairment” having occurred.

M. Subsequent Event

On February 21, 2005, our Board of Directors declared a quarterly cash dividend of $0.07 per share of American Software common stock. The cash dividend was payable on June 2, 2005 to Class A and Class B shareholders of record at the close of business on May 18, 2005.

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

RESTATEMENT

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2005, which was originally filed with the Securities and Exchange Commission on March 14, 2005, to reflect the restatement of our financial statements for the nine-month period and quarter ended January 31, 2005.

As described in Note B (Restatement) to the condensed consolidated financial statements, the adjustments principally relate to errors identified in the Company’s accounting for income taxes.

The restatement is the result of the Company’s income tax accounting policies and procedures not providing effective supervisory review of income tax accounting amounts and analyses, and the related recordkeeping activities thereof. The net effect of these adjustments was an increase in income tax expense of approximately $1.1 million and a decreased in net earnings of the same amount.

This Amendment No. 1 does not materially modify or update disclosures presented in the original Form 10-Q, except as required to reflect the effects of the restatement. Except for disclosures affected by the restatement, Amendment No. 1 speaks as of the original filing date of the Form 10-Q on March 14, 2005 and does not materially modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q, including any amendments to those filings

BUSINESS OVERVIEW

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

Some of the assets that Logility acquired through the DMI acquisition include:

Contractual Distributor Relationships. DMI has a worldwide value-added reseller (VAR) network of 23 organizations with 67 sales, implementation and support resources. This network is continuing to sell Demand Solutions products, and Logility has introduced components of the Logility Voyager Solutions suite into appropriate areas of this proven distribution channel.

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

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. Primarily as a result of these economic conditions, as well as increased competition in the business application area, we restructured our business in recent years in order to streamline our operations and maintain profitability. Our restructuring consisted of changes in sales management, a redirection of marketing efforts, and general reductions in expenditure levels across all functional areas.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2005 and 2004:

	Percentage of Total Revenues		Pct. Change in Dollars
	2005 (Restated)	2004	2005 vs 2004
Revenues:
License fees	22%	26%	(2)%
Services and other	49	43	36
Maintenance	29	31	11

Total revenues	100	100	19

Cost of revenues:
License fees	8	8	24
Services and other	34	30	34
Maintenance	10	8	53

Total cost of revenues	52	46	35

Gross Margin	48	54	4

Operating expenses:
Research and development costs	8	7	25
Sales and marketing	19	20	13
General and administrative	18	17	23
Acquisition related amortization of intangibles	—	—	nm

Total operating expenses	45	44	20

Operating income	3	10	(64)
Other income:
Interest income	2	2	11
Gain on investments and other	3	3	9

Earnings before income taxes	8	15	(39)
Income tax (expense) / benefit	(8)	—	nm
Minority interest income / (expense)	—	(1)	nm

Net earnings	0%	14%	(98)%

nm - not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2005 and 2004:

	Percentage of Total Revenues		Pct. Change in Dollars
	2005 (Restated)	2004	2005 vs 2004
Revenues:
License fees	19%	23%	(6)%
Services and other	50	44	26
Maintenance	31	33	4

Total revenues	100	100	11

Cost of revenues:
License fees	7	8	-3
Services and other	35	30	30
Maintenance	9	8	20

Total cost of revenues	51	46	22

Gross Margin	49	54	2

Operating expenses:
Research and development costs	8	8	9
Sales and marketing	20	21	7
General and administrative	17	17	13
Acquisition related amortization of intangibles	—	—	nm

Total operating expenses	45	46	11

Operating income	4	8	(45)
Other income:
Interest income	2	2	11
Gain on investments and other	2	3	-20

Earnings before income taxes	9	13	(31)
Income tax (expense) / benefit	(3)	—	nm
Minority interest income / (expense)	—	—	nm

Net earnings	6%	13%	(51)%

nm - not meaningful

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

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended January 31,				Nine months ended January 31,
	2005		2004		2005		2004
Gross margin on license fees:	$2,394	64%	$2,720	71%	$5,703	64%	$6,128	65%
Gross margin on services and other:	$2,522	30%	$1,775	28%	$6,885	30%	$5,869	32%
Gross margin on maintenance:	$3,356	66%	$3,423	75%	$9,918	70%	$10,125	74%

Total gross margin:	$8,272	48%	$7,918	54%	$22,506	49%	$22,122	54%

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

EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted):
	January 31, 2005	Percent Change	January 31, 2004
Gross product research and development costs	$2,338	24%	$1,885
Percentage of total revenues	13%		13%
Less: capitalized computer software research and development costs	$(1,018)	23%	$(826)
Percentage of gross product research and development costs	44%		44%

Product research and development expenses	$1,320	25%	$1,059
Percentage of total revenues	8%		7%

	Nine Months Ended ($000’s omitted):
	January 31, 2005	Percent Change	January 31, 2004
Gross product research and development costs	$6,136	5%	$5,824
Percentage of total revenues	13%		14%
Less: capitalized computer software research and development costs	$(2,535)	0%	$(2,532)
Percentage of gross product research and development costs	41%		43%

Product research and development expenses	$3,601	9%	$3,292
Percentage of total revenues	8%		8%

For the quarter and nine months ended January 31, 2005, both gross product research and development costs and capitalized software development costs increased when compared to the prior year periods, principally due to the purchase accounting effects of Logility Inc.’s treasury stock repurchases. Absent that, these costs were generally down from prior year periods. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the quarter ended July 31, 2003, our Logility subsidiary ended the development phase of

Logility Voyager Solutions 7.0, which caused an increase in capitalized development costs during that period. Because this development phase has ended, and because Logility is in the non-capitalizable research phase of its next product, we expect capitalized development costs to show a decreasing trend in coming quarters.

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

Other Income

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

Income taxes

In the quarter and nine months ended January 31, 2005 (as restated, see Note B), we recorded income tax expense of $1.3 million. In the quarter and nine months ended January 31, 2004, we did not record any income taxes as a result of our cumulative net operating losses in prior periods. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized.

Minority Interest

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

	Nine Months Ended January 31 (in thousands)
	2005	2004
Net cash provided by operating activities	$5,030	$6,338
Net cash used in investing activities	(9,696)	(6,908)
Net cash used in financing activities	(3,660)	(69)

Net change in cash and cash equivalents	$(8,326)	$(639)

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

Net (decrease) increase in total cash and investments (nine months ended January 31) $ (9,457) $ 5,913

Our total activities used cash and investments in the nine months ended January 31, 2005, when compared to the prior year period, due primarily to the cash used in the DMI acquisition, and to a lesser extent the payment of cash dividends to common shareholders.

Days Sales Outstanding in accounts receivable were 76 days as of January 31, 2005, compared to 59 days as of January 31, 2004. This increase was due primarily to accounts receivable acquired through the purchase of DMI. Our current ratio on January 31, 2005 was 3.2 to 1 and on April 30, 2004 was 4.7 to 1. This decrease was due primarily to the decrease in cash and cash equivalents.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.

Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to implement this Statement during the first quarter of fiscal 2007.

Accounting Changes and Error Corrections: On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements . Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On July 12, 2005, the Company determined that it needed to restate certain of its previously issued financial statements. As a result of such financial statement restatement, management reassessed the Company’s internal control over financial reporting using the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified material weaknesses in internal control over financial reporting as of January 31, 2005, as follows:

Revenue Recognition. As of January 31, 2005, the Company had ineffective policies and procedures over accounting for revenue. Specifically, the Company did not have effective secondary review policies and procedures to ensure that multiple element software arrangements with non-standard terms are recognized in accordance with U.S. generally accepted accounting principles. This deficiency resulted in material errors in the financial statements, that have been corrected in the accompanying financial statements prior to their issuance, and more than remote likelihood that a material misstatement of the Company’s annual and interim financial statements would not be prevented or detected.

Accounting for Income Taxes. As of January 31, 2005, the Company had ineffective policies and procedures related to accounting for income taxes. Specifically, the Company had ineffective supervisory review policies and procedures to ensure that income tax expense and related amounts are recorded and financial statement disclosures are presented in accordance with U.S. generally accepted accounting principles. This deficiency resulted in material errors in the financial statements, that have been corrected in the accompanying financial statements prior to their issuance, and more than a remote likelihood that a material misstatement of the Company’s annual and interim financial statements would not be prevented or detected.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this quarterly report on Form 10-Q/A, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Due to the existence of the internal control deficiencies described above, our chief executive officer and chief financial officer, with the assistance of our disclosure committee, concluded that our disclosure controls and procedures were not effective as of January 31, 2005 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

We believe our financial statements fairly present in all material respects the financial position, results of operations and cash flows for the interim periods presented in this quarterly report on Form 10-Q/A.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the fiscal year ended April 30, 2005, we have implemented certain remedial measures to address the identified material weaknesses.

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

AMERICAN SOFTWARE, INC.

Date: October 11, 2005	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: October 11, 2005	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer

Date: October 11, 2005	By:	/s/ Michael R. Dowling
Michael R. Dowling
Controller and Principal Accounting Officer