Form 10-K
period 2005-04-30
AMERICAN SOFTWARE INC
filed 2005-10-14
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

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

At October 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, 20,189,478 Class A Common Shares and 3,549,994 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 29, 2004) of the Class A shares held by non-affiliates on that date was approximately $118.2 million. At October 4, 2005, 20,502,638 Class A Common Shares and 3,489,994 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

None.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2005

PART I

ITEM 1.	BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

We believe that it is important to communicate our future expectations to our stockholders and to the public. This report contains forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects, under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “will,” “seek,” “estimate,” “believe,” “expect,” and similar expressions that convey uncertainty of future events or outcomes . Any forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	viability and effectiveness of strategic alliances;

•	industry conditions and market conditions;

•	acquisition activities and the effect of completed acquisitions; and

•	general economic conditions.

Although we believe that the goals, plans, expectations, and prospects reflected by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, undetected software errors, and risks associated with market acceptance of our products, the challenges and risks associated with integration of acquired product line and companies, and services; as well as a number of other risk factors that could affect our future performance. Factors that could cause or contribute to such differences include, but are not limited to, those we discuss under the section captioned “Factors Affecting Future Performance of Our Business and Our Stock Price” in Item 7 of this Form 10-K as well as the cautionary statements and other factors that we discuss in other sections of this Form 10-K.

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

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Collaborative Supply Chain Management, (2) Enterprise Resource Planning (ERP), and (3) Information Technology (“IT”) Consulting. The Collaborative Supply Chain Management segment consists of Logility, Inc., an 89% owned (as of the date of this filing), subsidiary which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry specific business software to both retailers and manufacturers in the Apparel, Sewn Products and Furniture industries. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc. (DMI), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers which brought the Logility customer base to approximately 1,100 companies, located in 70 countries and gives Logility what is believed to be the largest installed base of supply chain planning customers among application software vendors. Logility will continue to market and sell the Demand Solutions product line through Demand Management’s existing value-added reseller distribution network. Logility will also continue to offer the Logility Voyager Solutions™ suite to its traditional target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

We derive revenues primarily from three sources: software licenses, services, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, and consulting services. We bill primarily under time and materials arrangements and recognize revenues as we perform services. Maintenance agreements typically are for a one to three year term, usually commencing the time of the initial product license. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits and value added reseller (VAR) commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel.

Our selling expenses generally include the salary and commissions we pay to our direct sales professionals, along with marketing, promotional, travel and associated costs. Our general and administrative expenses generally include the salary and benefits we pay to executive, corporate and support personnel, as well as office rent, utilities, communications expenses, and various professional fees.

Industry Background

In response to increasing global competition, companies are continually seeking new ways to enhance the productivity of their operations. Computer software applications can be an effective tool for companies to re-engineer and streamline their core business processes. ERP applications help companies reduce employee headcount and increase employee utilization through recording, consolidating, and reporting the large quantities of transactional data that is generated through daily operations. Core ERP applications include automation of financials, human resources, and manufacturing functions. Included in the manufacturing function are “supply chain” applications that assist companies in managing relationships with external trading partners such as customers, suppliers, manufacturers, distributors, and retailers.

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

In a report entitled “Increase Profitability by Mastering Demand,” (April 22, 2004), a leading information technology analyst firm, AMR Research, stated that “increased demand visibility is achieved across the supply chain through increased collaboration with supply chain partners. With that better visibility comes perfect order performance. Inter-enterprise collaboration, a byproduct of the Demand-Driven Supply Network (DDSN), is vital to success in mastering demand in this new business context. With better demand forecast accuracy, companies average 15% lower inventories, 17% stronger perfect order fulfillment, and 35% shorter cash-to-cash cycle times.”

In order to effectively manage and coordinate supply chain activities, companies require supply chain planning, global sourcing, supply chain execution, and supply chain event management software that provides for integrated communication, optimization and collaboration among the various constituents throughout the supply chain network. This enhanced collaboration synchronizes production plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays, excess inventory and distribution network problems.

In addition, companies seek integrated planning and supply chain execution systems that further optimize the flow of products to their customers through enhanced transportation and warehouse management capabilities. Organizations are also demanding solutions that are modular and scaleable to fit the changing needs of the organization and offer rapid deployment and time-to-benefit and distribution network problems.

Business Segments

Segment 1—Collaborative Supply Chain Management—Logility, Inc.

Our majority-owned subsidiary, Logility, Inc., provides Collaborative Supply Chain Management, an integrated set of Supply Chain planning and execution solutions. We own approximately 89% (as of the date of this filing) of the common stock of Logility, the remaining 11% being publicly held (NASDAQ: LGTY).

Logility was incorporated as a Georgia corporation in 1996. Logility provides collaborative supply chain solutions to streamline and optimize the market planning, management, production and distribution of products for manufacturers, suppliers, distributors, retailers, carriers and other organizations and their respective trading partners. The supply chain refers to the complex network of business relationships with trading partners (customers, suppliers and carriers) used to forecast, source, manufacture, store, and deliver products and services to multiple locations and customers by various modes of transportation. Supply chain operations include forecasting, demand management, supply planning, sourcing, manufacturing, logistics, warehouse management, transportation and other business-to-business process management for collaborative relationships between customers, suppliers and carriers. Logility’s solutions enable enterprises to increase their market visibility to build competitive advantages and increase profitability by reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions.

Leveraging its supply chain management expertise, Logility has been an innovator in developing and deploying collaborative supply chain solutions, with its first Internet-based collaborative planning solution implemented in 1996. Logility continues to invest and expand its innovative solutions, which support the Collaborative Planning, Forecasting and Replenishment (CPFR®) standards defined by the Voluntary Interindustry Commerce Standards Association (VICS). Logility’s systems also support other emerging collaborative supply chain management standards for transportation and distribution center management such as collaborative transportation management (CTM), and radio frequency identification (RFID), a technology that uses radio waves to uniquely identify items as well as packaging such as cartons, containers and pallets.

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

With more than 1,100 customers in 70 countries, Logility is a leading provider of collaborative supply chain solutions that help small, medium, and large as well as Fortune 1000 companies realize substantial bottom-line results. Logility maintains two product suites, Logility Voyager Solutions and Demand Solutions, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite of products features performance monitoring capabilities in a single Internet-based framework and provide supply chain visibility; demand, inventory and replenishment planning; supply and global sourcing optimization; manufacturing planning and scheduling; transportation planning and execution; and warehouse management. The Demand Solutions product suite provides forecasting, demand planning, replenishment and point-of-sale analysis for maximizing profits for small to midsize manufacturing, distribution and retail operations.

Logility has licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including Avery Dennison Corporation, Bissell, Farnell InOne, Florida Power & Light, Huhtamaki (UK) Limited, Hyundai Motor America, ICI Paints, Jockey International, Komatsu, Leviton Manufacturing Company, L’Oreal USA, Malt-O-Meal Company, Nestle Purina Petcare, Pernod-Ricard, Pfizer, Porsche, Remington Products Company, Shaw Industries, Sigma Aldrich, Standard Motor Products, The Coleman Company, Under Armour Performance Apparel, VF Corporation, and xpedx. Logility sells products and services through direct and indirect channels.

Product Features: Logility Voyager Solutions

Logility Voyager Solutions is an integrated software suite that provides advanced supply chain management including collaborative planning, strategic network design, optimized supply sourcing, production management, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service.

The Logility Voyager Solutions software suite is modular and scaleable to meet the management requirements of complex organizations involving tens of thousands of products across multiple sites. In addition, The Voyager Solutions suite readily interfaces with a broad range of existing enterprise applications deployed on a variety of Internet and client/server operating environments and platforms.

Logility’s customers can implement these modules individually, as well as in combinations or as a full solution suite. Logility Voyager Solutions support multiple communications protocols and is designed to operate with industry-standard open technologies, including leading web-based and client/server environments, such as Microsoft Windows, UNIX, and iSeries (AS/400) on Oracle, Microsoft SQL Server and DB2 databases. The following summarizes key features of the Logility Voyager Solutions product suite:

LOGILITY VOYAGER SOLUTIONS FOR COLLABORATIVE SUPPLY CHAIN MANAGEMENT

These applications allow companies to plan, manage, optimize and measure their supply chain operations and strategic trading partner relationships for direct material procurement, production, logistics and customer order fulfillment. Logility Voyager Solutions provide a performance-based architecture that allows companies to manage supply chain processes on an exception basis. Companies can proactively monitor, alert, measure and resolve critical supply chain events both within their own companies and throughout the extended value chain via the Internet.

VALUE CHAIN COLLABORATION

Streamline Sales and Operations Planning (S&OP) and enhance strategic trading partner relationships, Logility Voyager Solutions allows companies to accelerate and manage demand plans, direct material procurement, sourcing, production and fulfillment using the power of the Internet.

Logility Voyager Collaborate™ enables companies to communicate easily across their organizations and share real-time supply chain information with external trading partners. With Voyager Collaborate, suppliers, manufacturers, distributors and retailers can use the power of collaborative business processes such as Sales and Operations Planning and built-in standards for Collaborative Planning, Forecasting and Replenishment (CPFR®) to advance enterprise wide collaboration enabled via the Internet.

Logility Voyager Fulfill™ provides a private transportation exchange that extends collaboration to carriers, customers and suppliers. Customers and suppliers can see the status of their orders and shipments in transit. Carriers can easily accept or reject loads offered, bid on loads, provide up-to-the-minute shipment information, and view the payment status of prior shipments.

DEMAND CHAIN PLANNING

Logility Voyager Solutions provides the visibility to significantly improve forecasting accuracy by creating comprehensive overviews of market demand, new product introductions, promotions and inventory policies. As a result, enterprises can build plans that are more closely attuned to the market.

Logility Voyager Demand Planning™ helps reconcile differences between high-level business planning and low-level product forecasting. Aligning inventory with customer demand, this solution makes it easier to boost service levels, shorten cycle times and reduce inventory obsolescence. Logility provides control to model each phase in a product’s sunrise-to-sunset lifecycle—including introduction, maturity, replacement, substitution and retirement—so that the right products are available at the point of customer demand. Voyager Demand Planning integrates the marketing department in real time into forecasting, distribution and logistics planning to calculate the impact of promotional plans and events.

Logility Voyager Inventory Planning™ allows enterprises to effectively measure the tradeoff of inventory investment and desired customer service levels. This solution dynamically sets time-phased inventory targets based on specific safety stock and order quantity rules.

GLOBAL SOURCING MANAGEMENT

Global Sourcing Management gives companies the freedom to cost-effectively source, manufacture and distribute anywhere in the world to gain a competitive advantage without compromising quality or product availability.

Voyager Value Chain Designer™ helps businesses evaluate manufacturing, distribution and strategic sourcing options. Provided with visibility into supply chain networks, enterprises can analyze capital expenditure plans, assess risk strategies and optimize global network operations.

Voyager Global Sourcing automates the sourcing process via the Internet—from managing the proposal and delivering product specification package, to analyzing bids and streamlining the vendor selection process, to tracking supplier performance.

Voyager Production Visibility uses collaborative time and action calendars to monitor supplier production and quality, track milestone deliverables, gain packaging and labeling compliance and provide exception-based management of global sourcing initiatives via the Internet.

Voyager Supplier Logistics provides Advanced Ship Notice (ASN) and tracks supplier shipments from global manufacturing locations to provide businesses with greater visibility of inbound logistics and product availability.

SUPPLY CHAIN PLANNING

Logility Voyager Solutions optimize material, inventory, production and distribution assets by synchronizing supply and demand. Simultaneously, multiple supply chain planning models generate plans based on constraints as well as various sourcing, production and distribution options.

Voyager Supply Planning™ optimizes complex sourcing and production decisions to balance supply, manufacturing and distribution constraints based on corporate goals for maximizing profit or minimizing costs.

Voyager Replenishment Planning™ provides visibility of future customer demands, corresponding product and material requirements, and the actions suppliers must take to satisfy those demands.

Voyager Manufacturing Planning™ helps create valid production plans for single- or multi-site capacity constrained environments, providing lower costs, fewer setups and increased product availability.

SUPPLY CHAIN EXECUTION

Logility Voyager Solutions provide industry-leading capabilities for optimizing both warehouse and transportation operations. These solutions systematically balance logistics strategies, customer service policies, carrier effectiveness, inventory management, and radio frequency identification (RFID) solutions to spur improvements that favorably impact profitability.

Voyager WarehousePRO® provides shipping and inventory accuracy by optimizing the flow of materials and information through distribution centers. WarehousePRO helps cut operating costs and improve productivity, increase order fill rates, optimize space utilization and improve customer service. This solution is highly flexible and quickly adapts to changing business requirements. WarehousePRO features an extensive workflow library incorporating industry-specific best-practice templates and supports RFID technology for effective warehousing techniques. With built-in standard interfaces to major radio frequency data collection systems, this software delivers more accurate inventory accountability and improved warehouse efficiency for a paperless warehouse environment.

Voyager Transportation Planning and Management™ provides a performance-driven, multi-modal solution for dramatic savings of time, effort and money. It enables totally automated shipment planning, shipment execution and freight accounting. User workflows, driven by exceptions, increase visibility and accelerate more proactive communications among trading partners. The Optimization Engine evaluates logical alternatives for grouping and shipping orders considering business rules, consolidation parameters, carriers, rates, and date/time requirements.

Product Features: Demand Solutions

The Demand Solutions application suite makes it easier to predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability. Demand Solutions is a complete time-phased, multi-tiered planning and replenishment system for monthly, weekly, or daily planning cycles, and a proven platform for Vendor Managed Inventory. Demand Solutions helps manufacturers, wholesalers and distributors exchange information for inventory, proactively manage demand rather than operate in reactive mode, and increase profitability.

Demand Solutions Forecast Management provides a powerful yet easy to use demand planning solution that fits virtually any industry and deploys quickly. The system offers significant flexibility and allows the user to select the forecasting formula which best addresses each item’s demand pattern to predict an accurate forecast of future demand.

Demand Solutions Requirements Planning incorporates collaborative planning capabilities to streamline supply activities from the production line through delivery. With instant analysis of the projected demand for unlimited items against current inventory, Demand Solutions Requirements Planning recommends the ideal inventory level for each ship-to location, providing valuable visibility up and down the supply chain.

Demand Solutions Collaborate offers a certified CPFR compliant collaborative planning solution that streamlines communications between a company and its customers and suppliers. This solution minimizes the barriers to entry for smaller trading partners, who need only a Web browser, and extends the value available through the entire Demand Solutions product line. Collaboration results in greater demand visibility and closer synchronization of production and inventory investments.

Demand Solutions Sales & Operations Planning automates and continually analyzes the annual business planning process. There are two annual business plans available for each of the sections of data (bookings, sales, production, inventory, backlog and shipments): the Annual Plan and the Flexible Plan.

Demand Solutions Feedback is a collaborative tool for real-time input to forecasts based on the activity of salespeople in the field. Combined with the sales force’s knowledge of changing tastes and demands, the “best-fit” projection generates an adjusted forecast for managers to approve or modify.

Demand Solutions Rough Cut dramatically increases the accuracy of available-to-promise (ATP) ratios and can reduce the cost of manual processes and calculations. It provides visibility of resource utilization and allows users to level the plan instantly. Demand Solutions Rough Cut’s powerful “what if” scenarios help ensure that businesses can meet demand as promised.

Electronic Demand Solutions Interface helps customers more effectively establish collaborative relationships with critical trading partners by applying the power of Electronic Data Interchange (EDI) to the supply chain. This flexible interface eliminates the confusion that often marks EDI transactions by intelligently translating raw data for instant use by Demand Solutions.

Demand Solutions View significantly extends the value of Demand Solutions, empowering users to aggregate, rotate, filter, sort and otherwise manipulate large volumes of data into meaningful information. Demand Solutions View can gather data from any field within Demand Solutions, as well as external sources. Enterprises also can share output with colleagues, customers and vendors over networks, captive and secure intranets and the Internet.

Demand Solutions Stores enables manufacturers, distributors and retailers to collaboratively produce, ship and replenish product based on point-of-sale data. Highly accurate and easy to use, Demand Solutions Stores can track thousands of SKUs in more than a hundred locations, resulting in optimized store-level replenishment, reduced out-of-stocks, greater inventory turns, elevated customer service levels and increased profits. Demand Solutions Stores is designed around the philosophy of continuous replenishment, enabling actual demand to be consolidated from each point-of-sale (POS) location and routed to suppliers. Demand Solutions Stores leverages detailed analysis and strategic assortment planning for a store or group of stores. The result is a collaborative, highly responsive value chain from manufacturer or distributor to retail.

Segment 2—Enterprise Resource Planning

American Software ERP

Our enterprise solutions are comprehensive global solutions that link critical functions throughout an enterprise. All of our enterprise solutions support e-business functions.

The e-Intelliprise solution is a web-based ERP system that a customer can run over the Internet, intranet or extranet utilizing the IBM iSeries servers. This allows functions within the ERP system to be easily deployed over the Internet using a dynamic role-based web page capability. Users no longer require separate implementations to achieve differing e-business views over the Internet. This solution supports e-businesses and traditional businesses with full front-to-back office integration, which is critical to successful fulfillment and seamless processing and reporting throughout the enterprise. The e-intelliprise solution is a global system, capable of operating in multiple languages and logistical organizations. We build this system around a flexible enterprise architecture that enables centralized management of enterprise wide processes while allowing delegation of other business process decisions to other levels of the organization.

Flow Manufacturing is a software solution that supports pull-based manufacturing. We believe that Flow Manufacturing, also referred to as Lean or Agile Manufacturing, will become a key competitive advantage to companies as e-Business increases consumer expectations for faster deliveries, reduced pricing and more highly customized products.

Our e-applications are e-business solutions that can web-enable specific business functions through integration with existing ERP or legacy systems. Currently, e-applications are available for the following applications: e-procurement, e-store, e-expenses, e-forms, e-payables, e-receivables, Purchase Order Tracking and Vendor Collaboration, e-process management and e-connect, a seamless, XML-enabled data exchange. We believe that these products represent a cost-effective solution for customers with an e-business requirement.

We also market a tool to enable our customers to enter inventory and production transactions using bar code data collection devices. This product is known as RF Direct Connect, and ensures accurate entry of such information as shipping, transfer, inventory movement, receiving, and production data.

We have web-enabled our legacy S/390 and iSeries applications using Host Access Transformation Server (an IBM WebSphere application). This product enables our existing S/390 and iSeries customers to access their back office systems from any Windows-based computer with Internet access using only a web browser. The graphical user interface reduces the learning curve for new users and rejuvenates the look and feel of the systems. We market this product under the name Host Access.

Our product line consists of software and services that operate on three strategic computer platforms: (1) IBM System/390 Mainframe or compatible, (2) IBM iSeries (AS/400), and (3) Intel-based servers and clients that operate, Windows 98, NT, 2000, and Windows XP. We have written our products in various standard programming languages used for business application software, including ANSI COBOL, Micro Focus COBOL, C, C++, Visual Basic, JAVA, JAVA2 and other programming languages. Many have both on-line and batch capabilities.

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

Front-to-Back Office Integration is critical to the success of an enterprise.    e-intelliprise provides complete integration of e-business transactions to the entire ERP system. This supports comprehensive and consistent flow of information throughout the enterprise and supply chain. Fulfillment issues that have been experienced by some e-tailers can be resolved through front-to-back office integration. e-intelliprise is a single solution for support of traditional and e-business activities.

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

Flow Manufacturing Benefits:

e-business support.    To meet e-business demands, we anticipate that many manufacturers will replace traditional mass production methods with Flow Manufacturing techniques. The benefits of Flow Manufacturing, such as reduced cost and reduced lead-time, offer a more appropriate structure for responding to e-business demands. With Flow Manufacturing, manufacturers build the product in response to customer demand.

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

e-Process Management.    This solution is designed as a web-based event-driven system that facilitates the sharing of information and the management of business processes across internal departments and among business partners. It automates business procedures (work flows) during which documents, information and tasks are passed from one participant to another in a way that is governed by rules or procedures.

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

New Generation Computing, Inc.

New Generation Computing (NGC) is our wholly-owned subsidiary that provides product solutions for both retailers and manufacturers in the Apparel, Sewn Products and Furniture industries by providing functionality that allows customers to improve efficiencies, lower operating costs, reduce supply chain time, meet complex customer requirements, improve supply chain visibility, improve inventory management, and reduce production costs. NGC’s solutions include an Internet Sourcing and Supply Chain Visibility system (e-SPS), a comprehensive Enterprise Resource Planning system (RedHorseTM), a Product Lifecycle Management system (e-PDM), an Apparel Specific Enterprise Resource Planning System (AMAS), a Shop Floor Control and Incentive Payroll System (TPM), an Import Management System (IMS), an Electronic Data Interchange (EDI), a Full Package Management System (FMS), and an EZ-Ship Packing and Shipping System for Remote Factories (EZ-Ship). All products are completely integrated or we can implement them individually.

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

Segment 3—IT Consulting

The Proven Method, Inc.

The Proven Method, Inc., our wholly-owned subsidiary, is a technology services firm that specializes in assisting a diverse customer base to solve business issues with custom-developed technology solutions. The Proven Method maintains a full-time staff of over 120 technical specialists and business management consultants with a wide range of technical skills, business applications, and industry experience.

We believe that a key differentiator of The Proven Method is its ability to offer flexibility among potential solutions that are determined by the individual needs of each customer. The solutions it provides can include custom development, implementation of third party packages, and the temporary use of our project managers and highly skilled technical resources to augment a customer’s in-house development team.

The cross industry and cross platform experience that The Proven Method has acquired over the past 10 years enables us to provide services to virtually any type or size company.

The Proven Method’s customers typically benefit from our services in one of three ways:

1.	Smaller and emerging firms rely on The Proven Method to serve in lieu of an in-house application development group. We provide these firms with the management and technical resources necessary to deliver custom-developed solutions.

2.	Midsize companies will typically outsource complete application development projects to The Proven Method, particularly when their internal technical personnel face a combination of critical timing and heavy backlog.

3.	Any size company can rely on The Proven Method to provide supplemental technical resources when the need arises for a skill or technical discipline that it may not currently possess or if it simply needs more of a particular set of skills required to complete large development projects.

The Proven Method has worked with customers such as IBM, Georgia Tech Research Institute, Kubota Manufacturing of North America, The Home Depot, BellSouth, The State of Georgia, Xerox, Global Payments, and numerous small to midsize companies.

Customers

We primarily target businesses in the retail, apparel, consumer-packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. During fiscal 2005, two customers accounted for 11% and 14% of our total revenues. A sample of companies that have purchased one or more of our products or services is as follows:

Consumer Packaged Goods	Chemicals, Oil & Gas, Pharmaceuticals	Manufacturing and Others
Avery Dennison Corporation	Afrox	Avondale Mills
Ashley Furniture	BP Lubricants	Cintas
Alberto-Culver Company	Caremark	Corning Cable Systems
Bell Sports	Cambrex Karlskoga AB	Crown Crafts, Inc.
Canandaigua Wine Company	Chamberlin-Edmonds	Dal-Tile Corporation
Carriage House Companies	Dow Chemical Company	DaimlerChrysler Buses
Farley’s & Sathers Candy	Facet Technologies	Dassault Falcon Jet
Company	Fisher Scientific International	Draka Elevator Products
Haverty Furniture Company	Genencor International	IBM/Synertech
Hooker Furniture	Kaiser Foundation	Intertape Polymer Group
Huhtamaki UK	Norpro St. Gobain	Koch Industries
Leviton Manufacturing Company	PDVSA	Mercury Marine
L’Oreal USA	Pfizer, Inc.	Newell Rubbermaid
Malt-O-Meal Company	Sigma-Aldrich Corporation	Robert Horne Paper Company
Maybelline Inc.	Stepan Company	Russell Corporation
McCain Foods	West Pharmaceutical	Snap On, Incorporated
Mills Pride	WM Barr & Company	Tyco Plastics and Adhesives
Nestle Purina Petcare		Union Camp
O’Sullivan Furniture	Retail & Apparel	Weyerhauser
Parmalat	Boots The Chemists	US Can
Pernod-Ricard	Brown Shoe Company	xpedx
Reckitt Benckisen	Columbia Sportswear Company
Republic Beverage Company	Dick’s Sporting Goods	After Market Distribution
Rich Seapak Corporation	Home Depot	Donaldson Company
Rockline Industries	Hugo Boss	Epson America, Inc.
S.C. Johnson & Sons, Inc.	Jockey International	Farnell InOne
The Coleman Company	Polo Ralph Lauren	Holley Carburetors
Xerox Global Solutions	Ralph Lauren Childrenswear	Hyundai Motor America
Wrigley Company	Rocky Shoes & Boots	Ingersoll-Rand
	Savane	Komatsu America International
Telecommunications & Utilities	Tiffany & Co.	Komatsu Europe International
Britsh Telecom	Under Armour Performance Apparel	NACCO Materials Handling Group
Florida Power & Light	Warnaco	Peugeot International
Huntsville Utilities	Williamson-Dickie Manufacturing	Remy International
Piedmont Natural Gas	VF Corporation	Rheem Manufacturing
Saudi Consolidated Electric		Saab Aircraft
Sprint		Standard Motor Products
Texas Utilities
Verizon

We typically experience a slight degree of seasonality reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We account for our backlog in deferred revenues (refer to note 1(c) in Notes to Consolidated Financial Statements). We are not reliant on government customers.

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

Logility has a number of marketing alliances, including those with IBM and SSA Global Technologies (“SSA”). Generally, these marketing alliance agreements provide the vendors with non-exclusive rights to market our products and access to our marketing materials and product training. Some highlights of these agreements are as follows:

•	IBM—we entered into an agreement with IBM on March 17, 2000 pursuant to which we modified our Supply Chain products, with IBM’s technical and financial assistance, to operate with IBM’s eServer iSeries (AS/400) platform. Also, we agreed to market and support the IBM-compatible supply chain products that resulted from our efforts. IBM may also market our supply chain products and refer potential customers to Logility.

•	SSA Global Technologies—On November 17, 2001, we granted SSA a worldwide, non-exclusive license to name, package, market, distribute and supply the Logility Voyager Solutions suite as “BPCS (Business Planning and Control Software) Collaborative Commerce powered by Logility.” In exchange, SSA agreed to use all reasonable efforts to promote and sell the software. This agreement had an original expiration date of April 30, 2004, but is automatically extended for additional one year periods, unless either party terminates the agreement by giving 90 days written notice.

In addition to these marketing alliances, we have developed a network of international agents who assist in selling our products outside the United States. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in Canada, South America, Europe and the Asia/Pacific region, distribute our product lines in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products. With the acquisition of Demand Management, Logility gained access to a global distribution channel consisting of 23 organizations with sales, implementation and support resources serving customers in 68 countries.

We support our sales activities by conducting a variety of marketing programs including public relations, direct marketing, advertising, trade shows, product seminars, industry speakers, user group conferences and ongoing customer communication and industry analysts programs. We also participate in industry conferences such as those organized by the American Production and Inventory Control Specialists (APICS) and the Council of Supply Chain Management Professionals (CSMCP), formerly called the Council of Logistics Management (CLM).

Licenses

Like many business application software firms, software revenue consists principally of fees generated from licensing our software products. In consideration of the payment of license fees, we typically grant nonexclusive, nontransferable, perpetual licenses, which are primarily business unit, user-specific and geographically restricted. Our standard license agreement contains provisions designed to prevent disclosure and unauthorized use of our software. In these agreements we warrant that our products will function in accordance with the specifications set forth in our product documentation.

The prices for our products are typically functions of the number of modules licensed and the number of servers, users and sites for which the solution is designed and deployed.

Customer Service and Support

We provide the following services and support to our customers:

Implementation Support:    We offer our customers a professional and proven implementation program that facilitates rapid implementation of our software products. Our consultants help customers define the nature of their project, and subsequently proceed through the implementation process. We provide training for all users and managers involved. We first establish measurable financial and logistical performance indicators, and then evaluate them for conformance during and after implementation. Additional services beyond implementation can include post-implementation reviews and benchmarks to further enhance the benefits to customers.

Implementation: General Training Services.    We offer our customers post-delivery professional services consisting primarily of implementation and training services, for which we typically charge on a daily basis. Customers that purchase implementation services receive assistance in integrating our solution with existing software applications and databases. Implementation of our products typically requires three to nine months, depending on factors such as the complexity of a customer’s existing systems, the number of modules purchased, and the number of end users.

Product Maintenance and Updates: Support Services.    We provide our customers with ongoing product support services. Typically, we enter into support or maintenance contracts with customers for an initial one to three year term, billed annually in advance, at the time of the product license with renewal for additional periods thereafter. Under these contracts, we provide telephone consulting, product updates and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. We provide ongoing support and maintenance services on a seven-day-a-week, 24-hours-a-day basis through telephone, electronic mail and web-based support, using a call logging and tracking system for quality assurance.

Research and Development

Our future success depends in part upon our ability to continue to enhance existing products, respond to changing customer requirements, develop and introduce new or enhanced products, and keep pace with technological developments and emerging industry standards. We focus our development efforts on several areas, including, but not limited to, enhancing operability of our products across distributed and changing heterogeneous hardware platforms, operating systems and relational databases, and adding functionality to existing products. These development efforts will continue to focus on deploying applications within a multi-tiered ERP and supply chain environment, including the Internet.

Logility’s current release of Logility Voyager Solutions is version 7.0. This version uses an Internet-based architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution and collaborative commerce. Logility Voyager Solutions interface with software of leading ERP vendors such as SAP, Oracle, PeopleSoft/JD Edwards, and SSA Global Technologies.

The current release of Demand Solution One is version 9.1 and the current release of Demand Solutions Stores is version 4.1. These products are designed to work with a wide variety of MRP, ERP and legacy enterprise applications.

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

Our client/server and Internet-based solutions, which utilize the latest technologies, will be important for our long-term growth. As of April 30, 2005, we employed 89 persons in product research, development and enhancement activities.

Competition

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. Our existing competitors include:

•	large enterprise resource planning (ERP) application software vendors such as SAP and Oracle, which recently acquired PeopleSoft/JD Edwards and Retek, each of which offers sophisticated ERP solutions that currently, or may in the future, incorporate supply chain management modules, advanced planning and scheduling, warehouse management, transportation or collaboration software;

•	vendors focusing on the supply chain application software market, including but not limited to, vendors such as i2 Technologies, JDA Software, and Manugistics;

•	other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of supply chain management software; and

•	internal development efforts by corporate information technology departments.

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

The principal competitive factors in the target markets in which we compete include product functionality and quality, domain expertise, integration technologies, product suite integration, breadth of products and related services such as customer support, training and implementation services. Other factors important to customers and prospects include:

•	customer service and satisfaction;

•	ability to provide relevant customer references;

•	compliance with industry-specific requirements and standards;

•	flexibility to adapt to changing business requirements;

•	ability to generate business benefits;

•	rapid payback and measurable return on investment;

•	vendor financial stability and company as well as product reputation; and

•	initial license price, cost to implement and long term total cost of ownership.

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

We believe that our principal competitive advantages are our comprehensive, integrated solutions, our list of referenceable customers, the ability of our solutions to generate business benefits for our customers, our substantial investment in product development, our deep domain expertise, the ease of use of our software products, our customer support and implementation services, our ability to deploy quickly, and our ability to deliver rapid return on investment for our customers.

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

Company Strategy

The objective of American Software is to become a leading provider of enterprise-wide ERP and collaborative supply chain solutions to enable small, medium, large and Fortune 1000 companies to optimize their operations associated with the planning, sourcing, manufacture, storage, and distribution of products. Our strategy includes the following key elements:

Leverage and Expand Installed Base of Customers.    We currently target businesses in the consumer goods, chemicals and pharmaceuticals, food and beverage, apparel and sewn products, and oil and gas industries. We intend to continue to leverage our installed base of more than 1,450 customers to introduce additional functionality, product upgrades, and complementary modules. In addition, we intend to expand sales to new customers in our existing vertical markets and to target additional vertical markets over time.

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

Expand Indirect Channels to Increase Market Penetration.    We believe that key relationships with value added resellers will increase sales and expand market penetration of our products and services. For example, Logility has established a relationship with SSA Global Technologies to market, sell, implement and support components of the Logility Voyager Solutions suite such as the BPCS (Business Planning and Control Software) Collaborative Commerce Suite powered by Logility. The acquisition of Demand Management added 9 domestic and 14 international value-added resellers (VARs) to Logility’s indirect channel in fiscal 2005. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in 70 countries.

Maintain Technology Leadership.    Logility believes that it is a technology leader in the field of collaborative supply chain optimization solutions and intends to continue to provide innovative, advanced solutions and services to this market. Logility believes that it was one of the earliest providers of supply chain management software solutions on a client-server platform and on Windows, and the first to introduce a collaborative supply chain planning solution that operates over the Internet. Logility intends to continue to develop and introduce new and enhanced products and keep pace with technological developments and emerging industry standards.

Invest Aggressively to Build Market Share.    We intend to continue to invest to expand our sales force, research and development efforts, and consulting infrastructure, balanced with our goal of increasing profitability. We believe these investments are necessary to increase our market share and to capitalize on the growth opportunities in the market.

Acquire or Invest in Complementary Businesses, Products and Technologies.    We believe that select acquisitions or investments may provide opportunities to broaden our product offering to provide more advanced solutions for our target markets. We will evaluate acquisitions or investments that will provide us with complementary products and technologies, expand our geographic presence and distribution channels, penetrate additional vertical markets with challenges and requirements similar to those we currently meet, and further solidify our leadership position within the supply chain management market.

Focus on Integrated Collaborative Planning and Supply Chain Execution Solution.    Logility believes it is one of the few providers of truly integrated supply chain management software solutions addressing demand and supply planning as well as transportation and warehousing logistics requirements. Logility Voyager Solutions provide a comprehensive suite for supply chain planning, warehouse and transportation management with collaboration at its core, streamlining business processes between both internal and external trading partners. Logility intends to continue to focus its development initiatives on enhancing its end-to-end solution, expanding its embedded performance management architecture and introducing additional capabilities that complement its integrated solution suite.

Increase Penetration of International Markets.    In the fiscal year ended April 30, 2005, we generated 8% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. The acquisition of Demand Management by Logility added 9 domestic and 14 international value-added resellers (VARs) to its indirect channel in fiscal 2005. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in 70 countries. We and Logility intend to further expand our international presence by creating additional relationships with distributors in South America, Europe, and the Asia/Pacific region.

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

Continue to Focus on Providing High Quality Customer Service.    Providing high quality customer service is a critical element of our strategy. We intend to continue to invest in technology and personnel to accommodate the needs of our growing customer base. We will continue to seek new ways to improve service to our customers.

Implement E-Business Strategy.    Logility has launched an e-Business initiative that will enable Logility to build on current applications while moving toward total Internet-based value chain management. Logility’s e-Business strategy includes products and services designed to enable the optimization of the customer’s supply chain and improve collaboration. In launching this initiative, Logility intends to do the following:

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

Focus on Mid-Market.    We have defined as “Mid-Market” those corporations or divisions of corporations that have annual revenues ranging from $200 million to $4 billion. Organizations of this size fit our historical customer profile, and are prime candidates for the purchase and use of our and Logility’s unique full suites of integrated products.

There can be no assurance, however, that we and Logility will be successful in implementing the strategy outlined above.

Employees

As of April 30, 2005, we had 304 full-time employees, including 89 in product research, development and enhancement, 38 in customer support, 92 in professional services, 47 in marketing, sales and sales support, and 38 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

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

Trading Market

Our Class A Common Shares are listed on the Nasdaq Stock Market—National Market under the symbol AMSWA. Currently, our trading symbol has been changed to AMSAE, pending resolution of our compliance issues under the rules of The Nasdaq Stock Market. As of October 4, 2005, there were approximately 11,000 holders of Class A Common Shares who held their stock either individually or in nominee or “street” names through various brokerage firms, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years 2005 and 2004, as well as the amount of cash dividends declared in each quarter.

	High	Low	Cash Dividends Declared
Fiscal Year 2005
First Quarter	$6.63	$5.25	$0.07
Second Quarter	6.58	5.03	0.07
Third Quarter	6.80	5.66	0.07
Fourth Quarter	6.73	5.20	0.07

Fiscal Year 2004
First Quarter	$6.00	$3.68	$0.06
Second Quarter	6.98	4.25	0.06
Third Quarter	8.50	5.50	0.06
Fourth Quarter	8.09	5.54	0.06

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2005:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	3,321,066	$3.81	335,566
Equity Compensation Plan not approved by security holders (1)	24,000	$4.62	-0-

(1)	This represents a single warrant grant to a consultant pursuant to an agreement in February 2003. As of April 30, 2005, all 24,000 shares were earned and exercisable.

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

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2005 through February 28, 2005	0	$0.00	0	1,752,768

March 1, 2005 through March 31, 2005	0	$0.00	0	1,752,768

April 1, 2005 through April 30, 2005	0	$0.00	0	1,752,768

Total Fiscal 2005 Fourth Quarter	0	$0.00	0	1,752,768

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the quarter ended April 30, 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2005 through February 28, 2005	0	$0.00	0	541,085

March 1, 2005 through March 31, 2005	0	$0.00	0	541,085

April 1, 2005 through April 30, 2005	0	$0.00	0	541,085

Total Fiscal 2005 Fourth Quarter	0	$0.00	0	541,085

*	The above share purchase authority was approved by the Logility Board of Directors in December 1997 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in December 1997 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Transfer Agent

Wachovia Bank, N.A.

Equity Services Group

1525 West W.T. Harris Blvd, 3C3

Charlotte, NC 28288

Phone: (800) 829-8432

http://www.wachovia.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the Class A common shares of American Software, Inc:

Archipelago Stock Exchange	Merrill Lynch, Pierce, Fenner

Cantor, Fitzgerald & Co.	Morgan, Keegan & Company

E*Trade Capital Markets LLC	NASDAQ/Brut Market Center

First Albany Capital Inc.	SunTrust Capital Markets Inc

Garban Corporates LLC	Susquehanna Capital Group

Hill, Thompson, Magid and Co.	Tradition Asiel Securities Inc

Hudson Securities, Inc.	UBS Capital Markets L.P.

Knight Equity Markets, L.P.	UBS Securities LLC

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended April 30, 2005, 2004, 2003, 2002, and 2001 is derived from our audited consolidated financial statements. In the fourth quarter of fiscal 2002, we divested our wholly-owned hosting business, AmQUEST, Inc., to focus the Company on business software applications and related services. The Company’s financial statements have been recast to reflect AmQUEST as discontinued operations. On September 30, 2004 we purchased Demand Management Inc. (“DMI”). DMI’s operations have been included herein since October 2004.

	Years Ended April 30,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License fees	$12,310	$12,353	$12,485	$12,052	$12,778
Services and other	32,771	24,407	26,933	30,671	34,527
Maintenance	19,463	17,898	19,884	21,907	23,867

Total revenues	64,544	54,658	59,302	64,630	71,172

Cost of revenues:
License fees	4,191	4,322	4,107	4,592	5,681
Services and other	22,718	16,747	18,698	18,094	22,694
Maintenance	5,729	4,678	5,522	3,936	5,225
Write-down of capitalized computer software	703	—	—	—	9,488

Total cost of revenues	33,341	25,747	28,327	26,622	43,088

Gross margin	31,203	28,911	30,975	38,008	28,084
Operating expenses:
Research and development costs	4,948	4,203	5,116	7,209	11,340
Sales and marketing expense	12,344	11,459	11,636	13,297	20,092
General and administrative expenses	10,768	9,068	9,287	11,851	12,799
Provision for doubtful accounts	392	191	414	503	1,274
Amortization of acquisition-related intangibles	204	—	—	—	—
Charge for restructuring	—	—	—	—	970

Total operating expenses	28,656	24,921	26,453	32,860	46,475

Operating income (loss)	2,547	3,990	4,522	5,148	(18,391)
Other income, net	2,282	2,055	1,286	2,382	662

Earnings (loss) from continuing operations before income taxes	4,829	6,045	5,808	7,530	(17,729)
Income tax (expense) / benefit	(1,623)	(82)	0	0	2,418
Minority interest income / (expense)	78	(246)	(306)	(339)	914

Earnings (loss) from continuing operations	3,284	5,717	5,502	7,191	(14,397)
Discontinued operations:
Loss from operations of discontinued segment	—	—	—	(1,866)	(8,183)
Gain on sale of discontinued segment	—	—	2,084	13,376	—

Net earnings (loss)	$3,284	$5,717	$7,586	$18,701	$(22,580)

Earnings (loss) per common share
Basic:
Continuing operations	$0.14	$0.25	$0.25	$0.32	$(0.63)
Discontinued operations	—	—	0.09	0.50	(0.36)

	$0.14	$0.25	$0.34	$0.82	$(0.99)

Diluted:
Continuing operations	$0.13	$0.23	$0.24	$0.32	$(0.63)
Discontinued operations	—	—	0.09	0.50	(0.36)

	$0.13	$0.23	$0.33	$0.82	$(0.99)

Weighted average common shares—Basic	23,734	22,851	22,411	22,773	22,730
Diluted	24,474	24,640	23,132	22,911	22,730
Cash dividends declared	$0.28	$0.24	—	—	—

	Years Ended April 30,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$31,147	$37,530	$30,724	$30,729	$8,897
Investments	$27,914	$28,836	$29,853	$25,826	$21,044
Working capital	$48,205	$59,961	$54,236	$41,224	$15,601
Total assets	$104,344	$97,236	$94,340	$93,475	$80,907
Total long-term lease obligation and debt	$—	$—	$—	$152	$1,045
Shareholders’ equity	$77,777	$76,453	$72,978	$66,417	$47,851

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data”. This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “estimate,” “believe,” “expect” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed below in “Factors Affecting Future Performance” and elsewhere in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” at the beginning of “Item 1. Business.”

Critical Accounting Policies and Estimates

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2005, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes, obligations related to employee benefits, property and equipment and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition.    We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded gross.

Generally, our software products do not require significant modification or customization. Installation of the products is routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established vendor-specific objective evidence of fair value (VSOE) for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those sold with the initial license fee, based on VSOE, and recognize the revenue ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees.

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to make payments, we may require additional allowances or we may defer revenue until we determine that collectibility is probable. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when we evaluate the adequacy of the allowance for doubtful accounts.

Valuation of Acquired Business.    In fiscal 2005, Logility made a business acquisition. We are required to allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based on their fair values at date of acquisition. Prior to this allocation, we are required to identify intangible assets and assign a value to these intangible assets based on their fair value. Determining the fair value of identifiable intangible assets requires management to estimate future cash flows for the related assets and the useful life of such assets. We recognize the excess of the cost of the acquired business over the net of the amounts assigned to assets acquired and liabilities assumed as goodwill. We amortize intangible assets over their useful lives and evaluate goodwill on an annual basis. Consequently, our estimates determine the timing and the amount of expense recognized in our financial statements.

Valuation of Long-Lived and Intangible Assets.    In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill and other intangible assets with indefinite lives. Our long-lived and intangible assets and goodwill are subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2005, our goodwill balance was $10.3 million and our intangible assets with definite lives balance was $2.1million, net of accumulated amortization.

Valuation of Capitalized Software Assets.    We capitalize certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write-off the amount by which the unamortized software development costs exceed net realizable value. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

Income Taxes.    We provide for the effect of income taxes on our financial position and results of operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, projected tax credits and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account our expectations of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years, which could significantly increase tax expense, could render inaccurate our current assumptions, judgments and estimates of recoverable net deferred taxes.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2005, 2004, and 2003 and the percentage increases and decreases in those items for the years ended April 30, 2005 and 2004:

	Percentage of Total Revenues			Pct. Change In Dollars
	2005	2004	2003	2005 vs 2004	2004 vs 2003
Revenues:
License	19%	23%	21%	0%	(1)%
Services and other	51	44	45	34	(9)
Maintenance	30	33	34	9	(10)

Total revenues	100	100	100	18	(8)

Cost of revenues:
License	7	8	7	(3)	5
Services and other	35	30	32	36	(10)
Maintenance	9	9	9	22	(15)
Write-down of capitalized computer software development cost	1	—	—	nm	nm

Total cost of revenues	52	47	48	29	(9)

Gross margin	48	53	52	8	(7)

Operating expenses:
Research and development	8	8	9	18	(18)
Sales and marketing	19	21	20	8	(2)
General and administrative expenses	16	17	15	19	(2)
Amortization of acquisition-related intangibles	—	—	—	nm	nm
Provision for doubtful accounts	1	—	1	nm	nm

Total operating expenses	44	46	45	15	(6)

Operating income	4	7	7	(36)	(12)
Other income, net	4	4	2	11	60

Earnings from continuing operations before income taxes	8	11	9	(20)	4
Income tax (expense)/benefit	(3)	—	—	nm	nm
Minority interest income/(expense)	—	(1)	__	nm	(20)

Earnings from continuing operations	5	10	9	(43)	4
Gain on disposal of discontinued segment	—	—	4	nm	nm

Net earnings	5%	10%	13%	(43)%	(25)%

nm—not meaningful

Economic Overview

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy, and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. Overall Information Technology spending continues to be relatively weak when compared to the period prior to the last economic downturn. The generally weak economic conditions have prevented companies from replenishing resources needed for capital investment, including investment in information technology, resulting in continued reduced levels of software purchases.

However, we believe Information Technology spending has incrementally improved towards the end of Fiscal 2005 and will continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines are improving slightly, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

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

For more information, please see “Factors Affecting Future Performance of Our Business and Our Stock Price.”

Market Conditions by Operating Segment

The Company operates and manages its business in three segments based on software and services provided in three key product markets: (i) Collaborative Supply Chain Management (SCM), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services. The SCM segment represents the business of our 89%-owned subsidiary Logility, Inc., as well as the recently acquired DMI subsidiary of Logility.

The revenue trend in our ERP segment continues to be negative due to multiple factors. Overall Information Technology spending continues to be relatively weak as uncertainty of the direction of the economy resulted in lower overall license fee sales. Moreover, we face heavy competition in the ERP segment from major software vendors. Fewer new license fee sales in recent periods have resulted in lower services implementation revenues, as well as lower recurring maintenance revenues. Additionally, due to cost containment efforts undertaken by our customers, we have experienced a lower level of maintenance renewal rates from legacy customers in our ERP segment.

Our SCM segment experienced a downward trend in revenues during fiscal 2005 due to many of the factors noted as to the ERP segment. However, this was offset by the September 30, 2004 acquisition of Demand Management, which increased revenues for the Company in the second half of fiscal 2005. Although the SCM market does not include as many strong competitors as the ERP market, constraints on companies’ IT budgets have negatively impacted our SCM license fee revenues. Services implementation revenues have trended downward as a result, although we have experienced higher levels of maintenance renewals in the SCM segment than in the ERP segment.

Our IT Consulting segment has experienced a significant upward trend in revenues in fiscal 2005 as a result of more customers outsourcing IT staffing work rather than hiring. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. This trend has resulted in increased business for this segment. One customer comprised 57% of our IT Consulting revenue in Fiscal 2005. The loss of this customer would negatively and materially affect our IT consulting business.

We do not segment our business on a geographic basis due to the fact that international revenues have historically constituted only 7-12% of total revenues.

Fiscal Years Ended April 30, 2005 and April 30, 2004:

REVENUES:

For the fiscal year ended April 30, 2005, the increase in total revenues was attributable to increases in services and maintenance revenues.

International revenues represented approximately 8% of total revenues in the year ended April 30, 2005, compared to approximately 7% a year ago. This increase was due primarily to the acquisition on September 30, 2004 of Demand Management, which receives a larger portion of its revenue from international customers than the Company prior to the acquisition. Our international revenues fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

LICENSES.    For the year ended April 30, 2005, license fee revenues were unchanged compared to last year due to a continuing difficult and competitive selling environment. License fee revenues from Logility increased 1% to $6.7 million and constituted 55% of total license fee revenues for the year ended April 30, 2005, compared to $6.7 million for the prior year period, which comprised 54% of total license fee revenues. The slight increase in Logility license fees was partially offset by decreased license fees from our ERP segment, which includes New Generation Computing.

The direct sales channel provided approximately 82% of license fee revenues for the year ended April 30, 2005, compared to approximately 92% a year ago. This decrease is primarily the result of the additional revenue from the DMI acquisition, which only sells through indirect sales channels. For the year ended April 30, 2005, our margins after commissions on direct sales were approximately 82%, and our margins after commissions on indirect sales were approximately 49%.

SERVICES AND OTHER.    The increase in services and other revenues for the year ended April 30, 2005 was primarily the result of increase revenue from our IT Staffing business unit, The Proven Method, as several of its customers increased utilization of outside contractors to lower their IT costs. In our software business units, we have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE.    The increase in total maintenance revenues for the year ended April 30, 2005 was due primarily to increased maintenance revenue from Logility as a result of the DMI acquisition. This was partially offset by decreased maintenance renewals from legacy ERP customers. For the year ended April 30, 2005, maintenance revenues from Logility increased 18% to $13.0 million, and constituted 67% of total maintenance revenues, compared to $11.0 million for the prior year period, which comprised 61% of total maintenance revenues. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers. However, in fiscal 2005, Logility was able to realize a higher percentage increase in maintenance revenues despite a relatively small percentage increase in license fees due to its ability to obtain improved terms of maintenance commencement on new license fee sales and retain existing maintenance customers. Furthermore, the purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues of $1,259,000 that would have otherwise been recognized in fiscal 2005. We expect maintenance revenues for DMI during comparable future periods to increase, assuming retention of the current customer base.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Fiscal Year ended April 30,
	2005		2004
Gross margin on license fees:	$8,119	66%	$8,031	65%
Gross margin on services and other:	$10,053	31%	$7,660	31%
Gross margin on maintenance:	$13,734	71%	$13,220	74%
Write-down of capitalized computer software development costs	$(703)	nm	$0	nm

Total gross margin:	$31,203	48%	$28,911	53%

Total gross margin excluding write-down of capitalized computer software development costs	$31,906	49%	$28,911	53%

The decrease in total gross margin percentage for the year ended April 30, 2005 was due primarily to the write-down of certain capitalized computer software development costs and a decrease in gross margin percentage on maintenance revenues, partially offset by an increase in gross margin percentage on license fees.

LICENSES.    The increase in license fee gross margin percentage for the year ended April 30, 2005 compared to fiscal 2004 was due primarily to a decrease in amortization of capitalized software development costs as a result of the completion of amortization for several R&D projects early in 2005. This reduction was not offset by any capitalizable projects achieving general availability and therefore starting amortization during the current fiscal year. We expect capitalized software amortization to increase in the future as projects achieve “general availability” and amortization commences. As of April 30, 2005, we had $3.8 million of capitalized software not yet being amortized. The margin increase was offset as a result of increased license fee revenues from the indirect channel, principally from DMI, which yields approximately 49% after agent commissions. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees exclusive of the DMI agent commissions.

SERVICES AND OTHER.    For the year ended April 30, 2005, our gross margin percentage on services and other revenues remained constant while the dollar amount of services and other gross margin increased due to increase in services revenues in the IT staffing and Logility’s acquisition of DMI.

MAINTENANCE.    For the year ended April 30, 2005, maintenance gross margin percentage decreased compared to fiscal 2004 due to the DMI acquisition for two primary reasons: 1) the purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues of $1,259,000 that would have otherwise been recognized in 2005, and 2) we incurred agent commission expense related to maintenance revenues generated by the DMI indirect channel. We expect maintenance revenues and related margins for DMI during comparable future periods to increase, assuming retention of the current customer base.

WRITE-DOWN OF CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS.    We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the unamortized amount for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write-off the amount by which the unamortized software development costs exceed net realizable value. For the fiscal year ended April 30, 2005, we incurred a charge of $703,000 in our SCM segment related to the write-off of certain capitalized software development costs.

EXPENSES:

Research and Development.    Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

(000’s omitted)	Years Ended
	April 30, 2005	Percent Change	April 30, 2004
Gross product development costs	$8,149	(1)%	$8,072
Percentage of total revenues	13%		15%
Less: capitalized product development costs	(3,201)	(17)%	(3,869)
Percentage of gross product development costs	39%		48%

Product development expenses	$4,948	18%	$4,203
Percentage of total revenues	8%		8%
Total amortization of development costs*	$2,980		$4,021

*	Included in cost of license fees

For the year ended April 30, 2005, capitalized software development costs decreased by 17% while gross product research and development costs declined only slightly when compared to the prior year period. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the year ended April 30, 2004, our Logility subsidiary ended the development phase of Logility Voyager Solutions 7.0, which caused an increase in capitalized development costs during the period. We expect capitalized product development costs to be lower in coming quarters as a result of fewer R&D projects in the pipeline, although we expect capitalized software amortization to increase in the longer term as projects achieve “general availability” and amortization commences.

Sales and Marketing.    In the year ended April 30, 2005, the increase in sales and marketing expenses was due primarily to increase in sales of our Logility business unit as a result of the DMI acquisition. Commissions on indirect sales are generally recorded to cost of sales.

General and Administrative.    For the year ended April 30, 2005, the increase in general and administrative expenses was primarily due to the increased costs from the DMI acquisition during fiscal 2005 and additional expenses related to professional services fees for Sarbanes Oxley 404 audit. For the year ended April 30, 2005, the average number of total employees was approximately 303, compared to approximately 296 for the year ended April 30, 2004.

Amortization of Acquisition related Intangibles.    For the year ended April 30, 2005, we recorded $204,000 in intangible amortization expense related the DMI acquisition that occurred on September 30, 2005 (see note 1(k)).

Provision for Doubtful Accounts.    For the year ended April 30, 2005, the increase in provision for doubtful accounts was due additional expense related to the DMI acquisition and to a lesser extent an increase in overall collection issues among outstanding accounts receivable. We record an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. In estimating the allowance for doubtful accounts, we consider the age of the accounts receivable, our historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Other Income.    Other income is comprised of net interest and dividend income, rental income net of related expenses and realized and unrealized gains and losses from investments. Other income increased to approximately $2.3 million in the year ended April 30, 2005 compared to approximately $2.1 million a year ago. This increase was primarily the result of unrealized gains on investments and increased market yields realized on investments in fiscal 2005. This was partially offset by lower average cash balance in fiscal 2005 due to the DMI acquisition. In the second quarter of fiscal 2005, our Logility subsidiary recorded a $100,000 investment impairment charge related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred. The remaining carrying amounts as of April 30, 2005 and 2004 were $281,000 and $381,000, respectively.

Income Taxes.    The fluctuation in income tax expense is directly attributable to the changes in the Company’s net deferred tax assets and related valuation allowance. As discussed in the Company’s restated quarterly report on Form 10-Q/A for the period ended January 31, 2005, we recorded adjustments resulting from errors identified in the accounting for income taxes. These adjustments reduced certain deferred tax assets, including R&E tax credits, and increased certain deferred tax liabilities, principally those associated with capitalized software and property and equipment. The net effect of correcting these errors was a reduction of the valuation allowance on the Company’s net deferred tax assets. With a lower valuation allowance available to offset 2005 taxable income, the Company recorded income tax expense of $1.6 million for the year ended April 30, 2005. The Company recorded income tax expense of $82,000 during 2004, which was primarily related to federal alternative minimum taxes and state income taxes. Our effective income tax rates were 33.6% in 2005 and 1.4% in 2004. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits and net operating loss carryforwards. The provision for income taxes in 2005 excludes the $3.6 million of tax benefits from the recognition of stock option net operating losses.

Minority Interest.    Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Minority interest increased income by $78,000 in the year ended April 30, 2005, while they reduced income by $246,000 a year ago.

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

The direct sales channel provided approximately 90% of license fee revenues for the year ended April 30, 2004, compared to approximately 94% a year ago. For the year ended April 30, 2004, our margins after commissions on direct sales were approximately 84%, and our margins after commissions on indirect sales were approximately 88%.

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

For the year ended April 30, 2004, capitalized software development costs increased while gross product research and development costs decreased when compared to the prior year period. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the year ended April 30, 2004, our Logility subsidiary ended the development phase of Logility Voyager Solutions 7.0, which caused an increase in capitalized development costs during the period. Due to the ending of this development phase, we expect capitalized development costs to be lower in coming quarters.

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

Other Income.    Other income increased to approximately $2.1 million in the year ended April 30, 2004 compared to approximately $1.3 million a year ago. This increase was primarily the result of unrealized gains on investments in fiscal 2004, partially offset by the writedown of Logility’s minority investment and reduced market yields realized on investments. In the fourth quarter of fiscal 2004, our Logility subsidiary recorded a $382,000 investment impairment charge related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred.

Income Taxes.    In the year ended April 30, 2004, we incurred $82,000 in income tax expense primarily related to federal alternative minimum taxes and state income taxes. There was no income tax expense in fiscal 2003 since we had prior period net operating losses to offset income for that period.

Minority Interest.    Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Minority interest decreased income by $246,000 in the year ended April 30, 2004, while they reduced income by $306,000 in the prior year.

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

The following tables show information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2005 and 2004. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Year ended April 30
	2005	2004
	(in thousands)
Net cash provided by operating activities	$9,731	$14,072
Net cash used in investing activities	(11,104)	(6,351)
Net cash used in financing activities	(5,010)	(915)

Net change in cash and cash equivalents	$(6,383)	$6,806

For the year ended April 30, 2005, the decrease in cash provided by operating activities was due primarily to decreases in net earnings, depreciation and amortization and changes in operating assets and liabilities. The increase in cash used in investing activities was due primarily to the acquisition of Demand Management on September 30, 2004 by our Logility subsidiary, capitalized software development costs and purchases of property and equipment. This was partially offset by increased proceeds from maturities of investments, partially offset by increased purchases of investments. The increase in cash used in financing activities was due primarily to an increase in our cash dividends paid on common stock and lower proceeds from the exercise of stock options when compared to the prior fiscal year. These factors were partially offset by a decrease in repurchases of our common stock.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30
	2005	2004
	(in thousands)
Cash and cash equivalents	$31,147	$37,530
Investments	27,914	28,836

Total cash and investments	$59,061	$66,366

Net increase/(decrease) in total cash and investments	$(7,305)	$5,789

The following table provides information regarding our known contractual obligations as of April 30, 2005 (in thousands):

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	1,776	599	670	468	39
Purchase Obligations	—	—	—	—	—
Other Long-Term Liab.	—	—	—	—	—

Total	$1,776	$599	$670	$468	$39

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $59.1 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that our Logility subsidiary generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments). For the year ended April 30, 2005, we generated approximately $2.2 million in cash from operations, exclusive of cash that Logility generated from its operations.

Days Sales Outstanding in accounts receivable were 64 days as of April 30, 2005, compared to 70 days as of April 30, 2004. This decrease was due primarily to improved collections efforts and timing of closing license fees contracts. Our current ratio on April 30, 2005 was 3.1 to 1, compared to 4.7 to 1 as of April 30, 2004.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For these repurchase plans, as of October 10, 2005, we have repurchased approximately 2.4 million shares of common stock at a cost of approximately $8.5 million.

On December 15, 1997, Logility’s Board of Directors approved a resolution authorizing it to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For all repurchase plans, as of October 10, 2005, Logility had repurchased a cumulative total of approximately 1,281,000 shares at a total cost of $7.7 million.

See Item 5 of this report, under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than May 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will be adopting Statement 123(R) beginning May 1, 2006 and is currently in the process of evaluating the impact and which method will be adopted.

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

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended April 30, 2005, 2004 and 2003 contained elsewhere in this Form 10-K.

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

We directly compete with other supply chain software vendors, including SAP, Manugistics, I2 Technologies, and others. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Some competitors have become more aggressive with their prices and payment terms and issuance of contractual implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms. Furthermore, potential customers may consider outsourcing options, including application service providers, data center outsourcing and service bureaus as alternatives to licensing our software products. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

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

We may have to delay recognizing license revenue for a significant period of time based on a variety of factors, including:

•	whether the license agreement relates to then-unavailable software products;

•	whether transactions include both currently deliverable software products and software products that are under development or other undeliverable elements;

•	whether the customer demands services that include significant modifications, customizations or complex interfaces that could delay products delivery or acceptance;

•	whether the transaction involves acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as known defects; and

•	whether the transaction involves payment terms or fees that depend upon contingencies.

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

We are dependent upon the retail industry for a significant amount of our revenues.

Historically, we have a significant portion of our revenues from the license of software products and the sale of collaborative applications that address vertical market opportunities with manufacturers and wholesalers that supply retail customers. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns in our customers’ industries.

We believe the retail industry remains cautious in its level of investment in information technology during the difficult economic cycle of the last few years, and the uncertainty related to the threat of future terrorist attacks and any continued violence in Iraq. We remain concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain markets. The retail industry will be negatively impacted if weak economic conditions or fear of additional terrorist attacks and wars persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, including potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongation of our selling cycles, and reduction in the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, our quarterly or annual operating results and our financial condition.

We also believe that the retail industry may be consolidating, and that the industry is currently experiencing increased competition in certain geographic regions that could negatively impact the industry and our customers’ ability to pay for our products and services. Such consolidation has in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition.

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

Our lengthy sales cycle makes it difficult to predict quarterly revenue levels and operating results.

Because license and implementation fees for our software products are substantial and the decision to purchase our products typically involves members of our customers’ senior management, the sales process for our solutions is lengthy and can exceed one year. Accordingly, the timing of our license revenues is difficult to predict, and the delay of an order could cause our quarterly revenues to fall substantially below our expectations and those of public market analysts and investors. Moreover, to the extent that we succeed in shifting customer purchases away from individual software products and toward more costly integrated suites of software and services, our sales cycle may lengthen, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in sales could cause significant shortfalls in our revenues and operating results for any particular period.

We derive a significant portion of our services revenues from a small number of customers. If these customers were to discontinue the usage of our services or delay their implementation our total revenues would be adversely affected.

We derive a significant portion of our services revenues, and total revenues, from a small number of customers using our services for product enhancement and other optional services. If these customers were to discontinue or delay the usage of these services, or obtain these services from a competitor, our services revenues and total revenues would be adversely affected. Customers may delay or terminate implementation of our services due to budgetary constraints related to economic uncertainty, dissatisfaction with product quality, the difficulty of prioritizing a surplus of information technology projects, changes in business strategy, personnel or priorities, or for other reasons. Such customers may be less likely to invest in additional software in the future and to continue to pay for software maintenance. Since our business relies to a large extent upon sales to existing customers and since maintenance and services revenues are key elements of our revenue base, any reduction in these sales or these maintenance and services payments could have a material adverse effect on our business, results of operations and financial condition.

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

Upon the purchase of a software license, our customers typically enter into a maintenance contract with a term from approximately one to three years. If, after this initial maintenance period, customers elect not to renew their maintenance contracts, and we do not offset the loss of those customers by new maintenance customers as a result of new license fees, our maintenance revenues and total revenues would be adversely affected.

We may not be successful in convincing customers to migrate to current or future releases of our products, which may lead to reduced services and maintenance revenues and less future business from existing customers.

Our customers may not be willing to incur the costs or invest the resources necessary to complete upgrades to current or future releases of our products. This may lead to our loss of services and maintenance revenues and future business from customers that continue to operate prior versions of our products or choose to no longer use our products.

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

If accounting interpretations relating to revenue recognition change or companies we acquire have applied such standards differently than we do or have not applied them at all, our reported revenues could decline or we could be forced to make changes in our business practices or we may incur the expense and risks associated with an audit or restatement of the acquired company’s financial statements.

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

The accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application and with respect to potential interpretations related to so-called “multiple element arrangements” in which a single contract includes a software license, a maintenance services agreement or other “elements” that are bundled together in a total offering to the customer. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations. In addition, companies we acquire may have historically interpreted software revenue recognition rules differently than we do or may not have been subject to US GAAP as a result of reporting under local GAAP in a foreign country. If we discover that companies we have acquired have interpreted and applied software revenue recognition rules differently than prescribed by US GAAP, we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of the acquired companies’ financial statements.

Serious harm to our business could result if our encryption technology fails to ensure the security of our customers’ online transactions.

The secure exchange of confidential information over public networks is a significant concern of consumers engaging in on-line transactions and interaction. Some of our software applications use encryption technology to provide the security necessary to affect the secure exchange of valuable and confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the algorithms that these applications use to protect customer transaction data. If any compromise or breach were to occur, it could have a material adverse affect on our business, results of operation and financial condition.

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

The markets for our software products are characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. We continuously evaluate new technologies and implement into our products advanced technology. However, if in our product development efforts we fail to accurately address, in a timely manner, evolving industry standards, new technology advancements or important third-party interfaces or product architectures, sales of our products and services will suffer.

Market acceptance of new platforms and operating environments may require us to undergo the expense of developing and maintaining compatible product lines. We can license our software products for use with a variety of popular industry standard relational database management system platforms using different programming languages and underlying databases and architectures. There may be future or existing relational database platforms that achieve popularity in the marketplace and that may or may not be architecturally compatible with our software product design. In addition, the effort and expense of developing, testing, and maintaining software product lines will increase as more hardware platforms and operating systems achieve market acceptance within our target markets. Moreover, future or existing user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. If we do not achieve market acceptance of new user interfaces that we support, or adapt to popular new user interfaces that we do not support, our sales and revenue may be adversely affected. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules, which could adversely affect revenue and results of operations.

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

Despite testing by us, our software programs, like all software programs generally, may contain a number of undetected errors or “bugs” when we first introduce them or as new versions are released. We do not discover some errors until we have installed the product and our customers have used it. Errors may result in the delay or loss of revenues, diversion of software engineering resources, material non-monetary concessions, negative media attention, or increased service or warranty costs as a result of performance or warranty claims could lead to customer dissatisfaction, resulting in litigation, damage to our reputation, and impaired demand for our products. Correcting bugs may result in increased costs and reduced acceptance of our software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

•	vendor hardware platforms;

•	operating systems and updated versions;

•	application software products and updated versions; and

•	database management system platforms and updated versions.

Developing consistent software product performance characteristics across all of these combinations could place a significant strain on our development resources and software product release schedules.

Implementation of our products can be complex, time-consuming and expensive and customers may be unable to implement our products successfully and we may become subject to warranty or product liability claims, which could be costly to resolve and result in negative publicity.

Our products must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. Our customers may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Although we test each of our new products and product enhancement releases and evaluate and test the products we obtain through acquisitions before introducing them to the market, there may still be significant errors in existing or future releases of our software products, with the possible result that we may be required to expend significant resources in order to correct such errors or otherwise satisfy customer demands. In addition, defects in our products or difficulty integrating our products with our customers’ systems could result in delayed or lost revenues, warranty or other claims against us by customers or third parties, adverse customer reaction and negative publicity about us or our products and services or reduced acceptance of our products and services in the marketplace, any of which could have a material adverse effect on our business, results of operations and financial condition.

Failure to maintain our margins and service rates for implementation services could have a material adverse effect on our operating performance and financial condition.

A significant portion of our revenue is derived from implementation services. If we fail to scope our implementation projects correctly, our services margins may suffer. Implementation services are predominately billed on an hourly or daily basis (time and materials) and sometimes under fixed price contracts. Implementation services billed on an hourly or daily basis and we generally recognize revenue from those services as work is performed. If we are not able to maintain the current service rates for our time and materials implementation services, without corresponding cost reductions, or if the percentage of fixed price contracts increases and we underestimate the costs of our fixed price contracts, our operating performance may suffer. The rates we charge for our implementation services depend on a number of factors, including the following:

•	perceptions of our ability to add value through our implementation services;

•	complexity of services performed;

•	competition;

•	pricing policies of our competitors and of systems integrators;

•	the use of globally sourced, lower-cost service delivery capabilities within our industry; and

•	economic, political and market conditions.

An increase in sales of software products that require customization would result in revenue being recognized over the term of the contract for those products and could have a material adverse effect on our operating performance and financial condition.

Historically, we have been able to recognize software license revenue upon delivery of our solutions and contract execution. Recently, more of our customers and prospects have been asking for unique capabilities in addition to our core capabilities to give them a competitive edge in the market place. These instances could cause us to recognize more of our software license revenue on a contract accounting basis over the course of the delivery of the solution rather than upon delivery and contract execution. The period between initial contact and the completion of the implementation of our products can be lengthy and is subject to a number of factors (over many of which of which we have little or no control) that may cause significant delays. These factors include the size and complexity of the overall project. As a result, a shift toward a higher proportion of software license contracts requiring contract accounting would have a material adverse effect on our operating performance and financial condition and cause our operating results to vary significantly from quarter to quarter.

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

We may not receive significant revenues from our current research and development efforts for several years.

Developing and localizing software is expensive, and the investment in product development may involve a long payback cycle. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

Our past and future acquisitions may not be successful and we may have difficulty integrating acquisitions.

We continually evaluate potential acquisitions of complementary businesses, products and technologies. We have in the past acquired and invested, and may continue to acquire or invest, in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies. Acquisitions, joint ventures, strategic alliances, and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. Risks commonly encountered in such transactions include:

•	the risk that the acquired company or assets may not further our business strategy or that we paid more than the company or assets were worth;

•	the difficulty of assimilating the operations and retaining and motivating personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies;

•	the potential disruption of our ongoing business and the diversion of our management’s attention from other business concerns;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	adverse impact on our annual effective tax rate;

•	dilution of existing equity holders caused by capital stock issuances to the stockholders of acquired companies or stock option grants to retain employees of the acquired companies;

•	difficulty in maintaining controls, procedures and policies;

•	potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

•	the impairment of relationships with employees and customers;

•	potential assumption of liabilities of our acquisition targets;

•	significant exit or impairment charges if products acquired in business combinations are unsuccessful; and

•	issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through our due diligence process.

Recent changes in the law require the use of the purchase method of accounting in all new business acquisitions. The purchase method of accounting for business combinations may require large write-offs of any in-process research and development costs related to companies being acquired, as well as ongoing amortization costs for other intangible assets valued in combinations of companies. In addition, we will need to periodically measure goodwill for impairment that may result in large future write-offs. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net earnings in the quarter of the combination and for several subsequent years. We may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

There may be an increase in customer bankruptcies due to weak economic conditions.

We have in the past and may in the future be impacted by customer bankruptcies that occur in periods subsequent to the software license sale. During weak economic conditions there is an increased risk that some of our customers will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in some of these instances be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-day preference period. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.

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

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. The following factors, among others, could have an adverse impact on our business and earnings:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities including, without limitation, software localization requirements;

•	failure to properly comply with U.S. laws and regulations relating to the export of our products and services;

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	longer collection cycles;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities, particularly throughout Europe;

•	reduced protection for intellectual property rights in some countries;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to the war with Iraq and other American policies that may be unpopular in certain countries;

•	increasing political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries;

•	difficulties in enforcing agreements through foreign legal systems;

•	fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency; and

•	changes in general economic and political conditions in countries where we operate.

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

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of copyright, trademark and trade secret laws; confidentiality agreements with employees and third parties; and protective contractual provisions such as those contained in our license agreements with consultants, vendors, partners and customers and other measures to protect this information. Existing copyright laws afford only limited protection. We believe that the rapid pace of technological change in the computer software industry has made trade secret and copyright protection less significant than factors such as:

•	knowledge, ability and experience of our employees;

•	frequent software product enhancements;

•	customer education; and

•	timeliness and quality of support services.

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

We may choose to change our business practices or our earnings will likely be affected as a result of changes in the requirements relating to the accounting treatment of employee stock options.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the implementation of a new accounting principle.

We currently account for stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and accordingly, we only record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On December 16, 2004, the FASB published FASB Statement No. 123(R) “Share-Based Payment” (“FAS 123(R)”) which was to be effective for public companies in periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for FAS 123(R). The new rule allows companies to implement FAS 123(R) at the beginning of their next fiscal year instead of their next reporting period beginning after June 15, 2005. We will be required to implement FAS 123(R) beginning in the first quarter of fiscal 2007. Our earnings in fiscal 2006 will likely be significantly reduced as a result of changing our accounting policy in accordance with FAS 123(R). As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees or attract qualified candidates, and increase the cash compensation we pay to employees. Such a change could have a material effect on our operating performance.

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

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

Because our common stock and the common stock of our subsidiary, Logility, are publicly traded, we and Logility are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and NASDAQ, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to laws enacted recently by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditor’s audit of that assessment have required, and continue to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

RISKS RELATED TO OUR STOCK PRICE

We may not be able to comply with the conditions for continued listing on The Nasdaq Stock Market.

Because we were not able to file this Annual Report on Form 10-K and our Quarterly Report of Form 10-Q for the quarter ended July 31, 2005 on a timely basis, we received a notification from The Nasdaq Stock Market that our common stock would be delisted. Following our appeal of this notice to a Nasdaq Hearing Panel, we obtained an extension of time to October 14, 2005 to file this Report. The Hearing Panel did not specify an extension of time for the filing of our Form 10-Q for the quarter ended July 31, 2005, however. Although we believe that by filing this Report on or before October 14, 2005 and concurrently filing our Form 10-Q for the quarter ended July 31, 2005 we have met the conditions for continued listing, there can be no assurance that we have complied with the conditions for continued listing issued by the Nasdaq Hearings Panel or that we will continue to comply in the future. If we cannot comply with the conditions for continued listing, our common stock may no longer be approved for trading on The Nasdaq Stock Market, which could adversely affect the liquidity of the trading market for our common stock, and, therefore, could adversely affect the trading price of our common stock.

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

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	reduced investor confidence in equity markets, due in part to corporate collapses in recent years;

•	speculation in the press or analyst community;

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other technology companies;

•	announcements of technological innovations by us or our competitors;

•	new products or the acquisition of significant customers by us or our competitors;

•	developments with respect to our copyrights or other proprietary rights or those of our competitors;

•	changes in interest rates;

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;

•	changes in recommendations or financial estimates by securities analysts who track our common stock or the stock of other software companies;

•	changes in management;

•	sales of common stock by our controlling stockholders, directors and executive officers;

•	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods;

•	conditions and trends in the software industry generally;

•	the announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting the software industry;

•	general market conditions;

•	domestic or international terrorism and other factors; and

•	the other factors described in these “Risk Factors.”

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

Future sales of substantial amounts of our common stock could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Current directors and executive officers of the Company as a group beneficially own approximately 7.4% of our Class A common stock as of September 30, 2005. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline.

Both the Company and our subsidiary, Logility, are “controlled companies” within the meaning of NASDAQ rules and, as a result, qualifies for, and relies on, exemptions from certain corporate governance requirements.

Because the Company is controlled by its Class B shareholders who act as a group, and the Company controls a majority of the issued and outstanding shares of common stock of Logility, both the Company and Logility are “controlled companies” within the meaning of the rules governing companies with stock quoted on The NASDAQ National Market. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. The Company’s and Logility’s Boards of Directors do not have a majority of independent directors, and their compensation committees are not required to consist entirely of independent directors. Neither the Company Board nor the Logility Board is required to have a nominating committee, and they have not chosen to establish nominating committees. According, the procedures for approving significant corporate decisions for the Company and for Logility are not subject to the same corporate governance requirements as non-controlled companies with stock quoted on The NASDAQ National Market.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Foreign Currency.    In the fiscal year ended April 30, 2005, we generated approximately 8% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominated those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. The effect of foreign exchange rate fluctuations on us in fiscal 2005 was not material. In addition, a 10% movement in foreign currency rates would not have a material impact on our financial condition or results of operations.

Interest rates and other market risks.    We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of April 30, 2005 was approximately $56.7 million.

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

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations from our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2005. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment identified deficiencies in our internal control over financial reporting, and management has determined that each of the following deficiencies individually constitutes a “material weakness” (as defined by the Public Company Accounting Oversight Board or “PCAOB” in its Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”) in our internal control over financial reporting as of April 30, 2005:

Revenue Recognition.    As of April 30, 2005, the Company had ineffective policies and procedures over accounting for revenue. Specifically, the Company did not have effective secondary review policies and procedures to ensure that multiple element software arrangements with non-standard terms are recognized in accordance with U.S. generally accepted accounting principles. This deficiency resulted in material errors in the financial statements, that have been corrected in the accompanying financial statements prior to their issuance, and more than remote likelihood that a material misstatement of the Company’s annual and interim financial statements would not be prevented or detected.

Accounting for Income Taxes.    As of April 30, 2005, the Company had ineffective policies and procedures related to accounting for income taxes. Specifically, the Company had ineffective supervisory review policies and procedures to ensure that income tax expense and related amounts are recorded and financial statement disclosures are presented in accordance with U.S. generally accepted accounting principles. This deficiency resulted in material errors in the financial statements, that have been corrected in the accompanying financial statements prior to their issuance, and more than a remote likelihood that a material misstatement of the Company’s annual and interim financial statements would not be prevented or detected.

Because of the material weaknesses described above, management concluded that, as of April 30, 2005, our internal control over financial reporting was not effective.

The Company excluded the internal controls of Demand Management, Inc. (“DMI”) from its assessment of internal controls. DMI was acquired in September 2004 by Logility, Inc., an 87%-owned subsidiary of the Company as of April 30, 2005, and DMI constituted 12% of the Company’s consolidated assets at April 30, 2005 and 6% of the Company’s consolidated revenues for the fiscal year then ended.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Software, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8(a)), that American Software, Inc. (the Company) did not maintain effective internal control over financial reporting as of April 30, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Revenue Recognition.    As of April 30, 2005, the Company had ineffective policies and procedures over accounting for revenue. Specifically, the Company did not have effective secondary review policies and procedures to ensure that multiple element software arrangements with non-standard terms are recognized in accordance with U.S. generally accepted accounting principles. This deficiency resulted in material errors in the financial statements and more than remote likelihood that a material misstatement of the Company’s annual and interim financial statements would not be prevented or detected.

Accounting for Income Taxes.    As of April 30, 2005, the Company had ineffective policies and procedures related to accounting for income taxes. Specifically, the Company had ineffective supervisory review policies and procedures to ensure that income tax expense and related amounts are recorded and financial statement disclosures are presented in accordance with U.S. generally accepted accounting principles. This deficiency resulted in material errors in the financial statements and more than remote likelihood that a material misstatement of the Company’s annual and interim financial statements would not be prevented or detected.

In our opinion, management’s assessment that American Software, Inc. did not maintain effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, American Software, Inc. has not maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company excluded the internal control over financial reporting of Demand Management, Inc. (“DMI”) from its assessment of internal control over financial reporting. DMI was acquired in September 2004 by Logility, Inc., an 87%-owned subsidiary of the Company as of April 30, 2005, and DMI constituted 12% of the Company’s consolidated assets at April 30, 2005 and 6% of the Company’s consolidated revenues for the fiscal year then ended. Our audit of internal control over financial reporting of American Software, Inc. also excluded an evaluation of the internal control over financial reporting of DMI.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated October 11, 2005, which expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

October 11, 2005

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and Subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and Subsidiaries as of April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2005 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standard of the Public Company Accounting Oversight Board (United States), the effectiveness of American Software, Inc.’s internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), and our report dated October 11, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of April 30, 2005.

/s/ KPMG LLP

Atlanta, Georgia

October 11, 2005

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

April 30, 2005 and 2004

(in thousands, except share data)

	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$31,147	$37,530
Investments	24,898	28,297
Trade accounts receivable, less allowance for doubtful accounts of $638 at April 30, 2005 and $768 at April 30, 2004:
Billed	9,008	7,097
Unbilled	3,503	2,487
Prepaid expenses and other current	2,238	876

Total current assets	70,794	76,287
Investments—noncurrent	3,016	539
Property and equipment, less accumulated depreciation and amortization	7,977	7,570
Capitalized software, less accumulated amortization	6,637	7,119
Goodwill, less accumulated amortization	10,344	4,346
Other intangibles, net	2,138	—
Deferred income taxes	1,972	—
Other assets	1,466	1,375

	$104,344	$97,236

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,313	$678
Accrued compensation and related costs	1,975	1,987
Dividends payable	1,677	1,412
Other current liabilities	3,772	2,190
Deferred income taxes	121	—
Deferred revenue	13,731	10,059

Total current liabilities	22,589	16,326
Minority interest	3,978	4,457
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares:
Issued and outstanding 24,224,198 shares at April 30, 2005 and 23,638,927 shares at April 30, 2004	2,422	2,364
Class B, $.10 par value. Authorized 10,000,000 shares:
Issued and outstanding 3,519,994 shares at April 30, 2005 and 3,649,994 shares at April 30, 2004; convertible into Class A shares on a one-for-one basis	352	365
Additional paid-in capital	75,706	70,948
Accumulated other comprehensive income	139	236
Retained earnings	19,663	23,045
Class A treasury stock, 3,782,185 shares at April 30, 2005 and 2004	(20,505)	(20,505)

Total shareholders’ equity	77,777	76,453

Commitments and contingencies

	$104,344	$97,236

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2005, 2004, and 2003

(In thousands, except per share data)

	2005	2004	2003
Revenues:
License	$12,310	$12,353	$12,485
Services and other	32,771	24,407	26,933
Maintenance	19,463	17,898	19,884

Total revenues	64,544	54,658	59,302

Cost of revenues:
License	4,191	4,322	4,107
Services and other	22,718	16,747	18,698
Maintenance	5,729	4,678	5,522
Write-down of capitalized computer software development costs	703	—	—

Total cost of revenues	33,341	25,747	28,327

Gross margin	31,203	28,911	30,975

Research and development	4,948	4,203	5,116
Sales and marketing	12,344	11,459	11,636
General and administrative	10,768	9,068	9,287
Amortization of acquisition-related intangibles	204	—	—
Provision for doubtful accounts	392	191	414

Total operating expenses	28,656	24,921	26,453

Operating income	2,547	3,990	4,522
Other income:
Interest income	1,336	1,179	1,269
Other, net	1,046	1,258	17
Charge for investment impairment	(100)	(382)	—

Earnings from continuing operations before income taxes	4,829	6,045	5,808
Income tax expense	(1,623)	(82)	—
Minority interest income (expense)	78	(246)	(306)

Earnings from continuing operations	3,284	5,717	5,502
Discontinued operations:
Gain on disposal of discontinued segment, net of taxes of $-0-	—	—	2,084

Net earnings	$3,284	$5,717	$7,586

Earnings per common share:
Basic:
Continuing operations	$0.14	$0.25	$0.25
Discontinued operations	—	—	0.09

	$0.14	$0.25	$0.34

Diluted:
Continuing operations	$0.13	$0.23	$0.24
Discontinued operations	—	—	0.09

	$0.13	$0.23	$0.33

Shares used in the calculation of earnings per common share:
Basic	23,734	22,851	22,411
Diluted	24,474	24,640	23,132

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Years ended April 30, 2005, 2004, and 2003

(in thousands, except share data)

	Common stock
	Class A		Class B		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury stock	Total shareholders’ equity	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at April 30, 2002	21,644,410	$2,164	4,082,289	$408	$66,165	$248	$15,286	$(17,854)	$66,417
Proceeds from stock options exercised	71,000	7	—	—	72	—	—	—	79
Conversion of Class B shares into Class A shares	240,000	24	(240,000)	(24)	—	—	—	—	—
Issuance of compensatory stock options that were granted in fiscal 2003 (included in accrued compensation in fiscal 2002)	—	—	—	—	547	—	—	—	547
Repurchase of 605,500 Class A shares	—	—	—	—	—	—	—	(1,857)	(1,857)
Issuance of 4,190 Class A shares under Dividend Reinvestment and Stock Purchase Plan	4,190	1	—	—	13	—	—	—	14
Decrease in minority interest in subsidiary, resulting from purchase of stock	—	—	—	—	204	—	—	—	204
Net earnings	—	—	—	—	—	—	7,586	—	7,586	$7,586
Translation adjustments	—	—	—	—	—	(12)	—	—	(12)	(12)

Comprehensive income for fiscal 2003										$7,574

Balance at April 30, 2003	21,959,600	2,196	3,842,289	384	67,001	236	22,872	(19,711)	72,978
Proceeds from stock options exercised	1,482,173	148	—	—	3,834	—	—	—	3,982
Conversion of Class B shares into Class A shares	192,295	19	(192,295)	(19)	—	—	—	—	—
Warrants issued in exchange for services	—	—	—	—	93	—	—	—	93
Repurchase of 146,000 Class A shares	—	—	—	—	—	—	—	(794)	(794)
Issuance of 4,859 Class A shares under Dividend Reinvestment and Stock Purchase Plan	4,859	1	—	—	28	—	—	—	29
Net change in minority interest resulting from changes in subsidiary equity	—	—	—	—	(8)	—	—	—	(8)
Net earnings	—	—	—	—	—	—	5,717	—	5,717	$5,717
Dividends declared	—	—	—	—	—	—	(5,544)	—	(5,544)	—

Comprehensive income for fiscal 2004										$5,717

Balance at April 30, 2004	23,638,927	2,364	3,649,994	365	70,948	236	23,045	(20,505)	76,453
Proceeds from stock options exercised	448,246	44	—	—	1,304	—	—	—	1,348
Conversion of Class B shares into Class A shares	130,000	13	(130,000)	(13)	—	—	—	—	—
Issuance of 7,025 Class A shares under Dividend Reinvestment and Stock Purchase Plan	7,025	1	—	—	42	—	—	—	43
Net change in minority interest resulting from changes in subsidiary equity		—	—	—	(234)	—	—	—	(234)
Net earnings		—	—	—	—	—	3,284	—	3,284	$3,284
Dividends declared		—	—	—	—	—	(6,666)	—	(6,666)
Tax benefit of stock option net operating loss carryforwards		—	—	—	3,646	—	—	—	3,646
Translation adjustments		—	—	—	—	(97)	—	—	(97)	(97)

Comprehensive income for fiscal 2005										$3,187

Balance at April 30, 2005	24,224,198	$2,422	3,519,994	$352	$75,706	$139	$19,663	$(20,505)	$77,777

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2005, 2004, and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$3,284	$5,717	$7,586
Income from discontinued operations	—	—	2,084

Earnings from continuing operations	3,284	5,717	5,502
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,191	5,572	5,294
Investment impairment and write-down of capitalized computer software development costs	803	382	—
Bond amortization	242	356	62
Net (gain) loss on investments	(470)	(900)	440
Minority interest in net earnings (loss) of subsidiary	(78)	246	306
Deferred income taxes	1,585	—	—
Grants of compensatory stock warrants and options	—	93	—
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(17,612)	(13,871)	(6,343)
Proceeds from sale of trading securities	14,635	10,512	3,324
Proceeds from maturities of trading securities	1,900	7,200	1,600
Accounts receivable, net	(930)	1,036	1,056
Prepaid expenses and other assets	(598)	(25)	329
Accounts payable and other liabilities	257	(2,125)	(2,115)
Deferred revenue	2,522	(121)	(393)

Net cash provided by operating activities	9,731	14,072	9,062

Cash flows from investing activities:
Capitalized computer software development costs	(2,886)	(3,869)	(2,978)
Purchases of property and equipment, net of disposals	(1,330)	(202)	(310)
Proceeds from maturities of investments	93,506	102,617	89,012
Purchases of investments	(91,279)	(104,897)	(92,123)
Purchase of business, net of cash acquired	(8,641)	—	—
Purchases of common stock by subsidiary	(633)	—	(254)
Proceeds from sale of life insurance policy	159	—	—
Cash (paid) received in connection with disposal of discontinued segment, net of cash paid for transaction costs	—	—	(650)

Net cash used in investing activities	(11,104)	(6,351)	(7,303)

Cash flows from financing activities:
Repurchases of common stock	—	(794)	(1,857)
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	43	29	14
Proceeds from exercise of stock options	1,348	3,982	79
Dividends paid	(6,401)	(4,132)	—

Net cash used in financing activities	(5,010)	(915)	(1,764)

Net change in cash and cash equivalents	(6,383)	6,806	(5)
Cash and cash equivalents at beginning of year	37,530	30,724	30,729

Cash and cash equivalents at end of year	$31,147	$37,530	$30,724

Supplemental disclosures of cash paid during the year for:
Income taxes	$171	$312	$189
Interest	$—	$—	$—
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$1,677	$1,412	$—
Tax effect of treasury share purchases by subsidiary	$315	$—	$—

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005, 2004, and 2003

(1)    Presentation and Summary of Significant Accounting Policies

(a) Basis of Presentation

Founded in 1970 and headquartered in Atlanta, Georgia, American Software, Inc. and its subsidiaries (collectively, the Company) are engaged in the development, marketing, and support activities of a broad range of computer business application software products. The Company’s operations are principally in the computer software industry, and its products and services are used by customers within the United States and certain international markets. We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Collaborative Supply Chain Management (“SCM”), (2) Enterprise Resource Planning (“ERP”), and (3) Information Technology (“IT”) Consulting.

•	The Collaborative Supply Chain Management segment consists of Logility, Inc., an 87%, as of April 30, 2005 (see Note 13), owned subsidiary which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners.

•	The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry specific business software to both retailers and manufacturers in the Apparel, Sewn Products and Furniture industries.

•	The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of American Software, Inc., and its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

(c) Revenue Recognition and Deferred Revenue

The Company recognizes revenue in accordance with Statement of Position No. 97-2: Software Revenue Recognition, (SOP 97-2) and Statement of Position No. 98-9: Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (SOP 98-9).

License.    License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the Company recognizes revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded gross.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

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

Services.    Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed under primarily time and materials arrangements and are recognized as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, (EITF No. 01-14), the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded to revenue and totaled approximately $832,000, $767,000 and $784,000 for 2005, 2004 and 2003, respectively.

Indirect Channel Revenue.    Revenues are recognized for sales made through indirect channels principally when the distributor makes the sale to an end-user, when the license fee is fixed or determinable, the license fee is nonrefundable, and all other conditions of SOP 97-2 and SOP 98-9 are met.

Deferred Revenue.    Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenue is recognized.

(d) Cost of Revenues

Cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits and value added reseller (VAR) commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel.

(e) Cash Equivalents

Cash equivalents of $28.8 million and $36.7 million at April 30, 2005 and 2004, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments to be cash equivalents.

(f) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. The Company’s sales are primarily to companies located in North America and Europe. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large companies under stated contract terms.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

(g) Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at April 30, 2005 or 2004.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations were approximately $392,000, $191,000 and $414,000 for 2005, 2004 and 2003, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

(h) Investments

Investments consist of commercial paper, corporate bonds, government securities and marketable equity securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified its investment portfolio as “trading” and “held-to-maturity.” “Trading” securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings. “Held-to-maturity” investments are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. Investments with original maturities less than one year are classified as short-term investments; and those that mature greater than one year are classified as long-term investments. The long-term investments consist of debt instruments of U.S. government agencies and mature after one year through two years.

(i) Furniture, Equipment, and Purchased Computer Software

Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation of computer and communications equipment and furniture and fixtures is calculated using the straight-line method based upon the estimated useful lives of the assets ranging from three to seven years. Purchased computer software costs represent the cost of acquiring computer software. Amortization of purchased computer software costs is calculated using the straight-line method over periods of three to five years.

(j) Capitalized Computer Software Development Costs

The Company capitalizes certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are being amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

Total Expenditures and Amortization.    Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2005	2004	2003
	(in thousands)
Total capitalized computer software development costs	$2,750	$3,398	$2,978
Purchase accounting impact on treasury share repurchases by subsidiary and related tax effect	451	471	—
Total research and development expense	4,948	4,203	5,116

Total research and development expense and capitalized computer software development costs	$8,149	$8,072	$8,094

Total amortization of capitalized computer software development costs	$2,980	$4,021	$3,498
Write-off capitalized computer software costs as a result of net relizable value analysis, net of accumulated amortization	$703	$—	$—

Capitalized computer software development costs consist of the following at April 30, 2005 and 2004 (in thousands):

	2005	2004
Capitalized computer software development costs	$21,789	$21,334
Accumulated amortization	(15,152)	(14,215)

	$6,637	$7,119

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s treasury stock repurchases. During fiscal 2005 and 2004, the Company capitalized $451,000 (including $315,000 related to the non-cash tax effects of these treasury stock repurchases) and $471,000, respectively, as a result of such repurchases. These costs which are being amortized ratably based on the projected revenues associated with the related assets of Logility, Inc. or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of these capitalized costs is included in the cost of license revenues in the consolidated statements of operations and totaled $218,000 and $43,000 in fiscal 2005 and 2004, respectively.

In the fourth quarter of fiscal year ended April 30, 2005, we incurred a charge of $703,000 in our SCM segment related to the write-off of certain capitalized software development costs.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

(k)  Acquisition-Related Intangible Assets

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definitive lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, three years, including the period being reported on. The other intangible assets are being amortized on a straight-line basis over a period of six years. Total amortization expense related to acquisition-related intangible assets was approximately $262,000 for 2005, of which $58,000 related to amortization of acquired software is included in cost of license revenues and $204,000 related to other intangible assets is included in operating expenses as amortization of acquisition-related intangibles in the accompanying consolidated statements of operations.

Acquisition-related intangible assets consist of the following (in thousands):

2005
Acquired software	$300
Contractual distributor relationships	1,000
Customer relationships	800
Trademarks	300

2,400
Accumulated amortization	(262)

$2,138

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2005 (in thousands):

2006	$450
2007	450
2008	392
2009	350
2010	350
Thereafter	146

$2,138

(l)  Goodwill and Other Intangibles

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company has adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Asset. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

Goodwill consisted of the following by segment:

	Enterprise resource planning	Collaborative Supply Chain management	IT Consulting	Total
Balance at April 30, 2004	$4,346	$—	$—	$4,346
Goodwill recorded in conjunction with acquisition of Demand Management, Inc.	—	6,103	—	6,103
Recording of acquisition related deferred tax assets	—	(105)	—	(105)

Balance at April 30, 2005	$4,346	$5,998	$—	$10,344

(m)  Income Taxes

The Company accounts for income taxes using the asset and liability method of SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(n)  Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of capitalized computer software costs, goodwill, other intangibles and furniture, equipment, and purchased computer software; valuation allowances for receivables and deferred income tax assets; and obligations related to employee benefits. Actual results could differ from those estimates.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

(o)  Stock Compensation Plan

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

	2005	2004	2003
Dividend yield	5.0%	4.0%	0%
Expected volatility	74.2%	88.0%	48.5%
Risk-free interest rate	4.2%	4.3%	3.3%
Expected life	5 Years	4 years	8 years

The following table illustrates the effect on net earnings (loss) if the fair-value based method had been applied in each period.

	Years ended April 30
	2005	2004	2003
	(In thousands, except per share data)
Net earnings:
As reported	$3,284	$5,717	$7,586
Deduct stock-based compensation expense determined under the fair value method, net of income taxes	(1,089)	(1,163)	(2,889)

Pro forma	$2,195	$4,554	$4,697

Basic net earnings per common share:
As reported	$0.14	$0.25	$0.34
Pro forma	0.09	0.20	0.21
Diluted net earnings per common share:
As reported	$0.13	$0.23	$0.33
Pro forma	0.09	0.18	0.20

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

Statement 123(R) must be adopted no later than May 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will be adopting Statement 123(R) beginning May 1, 2006 and is currently in the process of evaluating the impact and which method will be adopted.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations. The impact of adopting Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

(p)  Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(q)  Impairment of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill for impairment as of April 30, 2005 and did not identify any asset impairment as a result of the review.

(r)  Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net earnings and foreign currency translation adjustments and is presented in the consolidated statements of shareholders’ equity and comprehensive income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s consolidated financial position or results of operations.

(s)  Earnings per Common Share

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

The numerator in calculating both basic and diluted earnings per common share for each year is the same as net earnings. The denominator is based on the following number of common shares:

	Year ended April 30,
	2005	2004	2003
	(In thousands)
Weighted average common shares outstanding:
Class A shares	20,171	19,043	18,390
Class B shares	3,563	3,808	4,021

Basic weighted average common shares outstanding	23,734	22,851	22,411
Dilutive effect of outstanding Class A common stock options outstanding	740	1,789	721

Total used for diluted	24,474	24,640	23,132

For the years ended April 30, 2005, 2004 and 2003, options to purchase approximately 295,000, 266,000 and 1,982,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the impact was anti-dilutive.

(t)  Guarantees and Indemnifications

The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a pro-rated refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2005 or 2004.

The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2005 or 2004.

(u)  Industry Segments

The Company operates and manages its business in three operating segments. See Note 11 of the Consolidated Financial Statements.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

(2)	Investments

Investments consist of the following:

		April 30
		2005	2004
Trading:
Debt Securities:
US Treasury securities		$3,466	$1,506
Tax-exempt state and municipal bonds		379	802
Other government bonds		458	390
Certificates of Deposit		198	—

Total Debt securities		4,501	2,698
Marketable equity securities		5,518	5,774

		$10,019	$8,472

Held-to-maturity:	April 30, 2005
	Carrying value	Fair value	Unrealized gain (loss)
Commercial paper	$5,986	$5,988	$2
Corporate bonds	3,876	3,866	(10)
Government securities	8,033	7,999	(34)

	$17,895	$17,853	$(42)

Held-to-maturity:	April 30, 2004
	Carrying value	Fair value	Unrealized gain (loss)
Commercial paper	$6,995	$6,997	$2
Corporate bonds	3,916	3,905	(11)
Government securities	9,453	9,452	(1)

	$20,364	$20,354	$(10)

The total carrying value of all investments on a consolidated basis was approximately $27,914,000 and $28,836,000 at April 30, 2005 and 2004, respectively. At April 30, 2005 and 2004, approximately $996,000 and $0, respectively, of held-to-maturity investments are included in investments-noncurrent in the accompanying consolidated balance sheets.

In 2005, 2004, and 2003, the Company’s investment portfolio of trading securities experienced net unrealized holding gains of approximately $367,000, $834,000, and $78,000, respectively, which have been included in other income, net in the accompanying consolidated statements of operations.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

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

(4)	Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2005 and 2004 (in thousands):

	2005	2004
Buildings and leasehold improvements	$17,445	$16,425
Computer equipment and purchased software	7,929	7,686
Office furniture and equipment	3,797	3,694

	29,171	27,805
Less accumulated depreciation and amortization	21,194	20,235

	$7,977	$7,570

(5)	Acquisitions and Dispositions

Effective February 5, 2002, the Company signed an agreement with Infocrossing, Inc. to sell AmQUEST, Inc. (AmQUEST), a wholly owned subsidiary that provides information technology services, business continuity services, and systems and network management services in various industries. Upon completion of the sale, Infocrossing paid approximately $20,284,000 in cash in exchange for all of the outstanding shares of AmQUEST. In fiscal year 2003, approximately $650,000 was paid by the Company to Infocrossing to resolve the final adjustment of the purchase price for the sale of AmQUEST. AmQUEST generated losses from operations of approximately $1,866,000 for the year ended April 30, 2002. The Company recorded a gain of $2,084,000 and $13,376,000 on the sale of AmQUEST in 2003 and 2002, respectively, and reflected this business as a discontinued operation beginning in the fourth quarter of 2002. The gain from discontinued operations was approximately $2,084,000 and $11,510,000 for the years ended April 30, 2003 and 2002, respectively. The total gain on the sale of approximately $15,460,000 was due primarily to the excess of the purchase price over the net assets, net of certain closing costs, lease commitments, and costs related to commitments to subscribe to AmQUEST services. At April 30, 2005 and 2004, there were no assets related to the discontinued AmQUEST segment. At April 30, 2005 and April 30, 3004, liabilities consisted of approximately $0 and $480,000, respectively, of costs related to commitments for AmQUEST services. Liabilities at April 30, 2003 consisted of approximately $50,000 of lease commitments and $840,000 of costs related to commitments for AmQUEST services.

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc. (“DMI”), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand, for $9.5 million in cash, less working capital and cash on hand, for a net cash consideration of $8.6 million. The acquisition provided more than 800 active customers which brought the Logility customer base to approximately 1,100 companies, located in 70 countries and gives Logility what is believed to be the largest installed base of supply chain planning customers among application software vendors.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

Logility will continue to market and sell the Demand Solutions product line through Demand Management’s existing value-added reseller distribution network. Logility will also continue to offer the Logility Voyager Solutions™ suite to its traditional target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains. We have included the results of operations from DMI in the accompanying consolidated financial statements effective October 1, 2004. The following unaudited pro forma information presents our results of operations for the years ended April 30, 2005 and 2004 as if the acquisition had taken place at the beginning of 2004 (in thousands, except per share data):

	Twelve Months Ended April 30, 2005	Twelve Months Ended April 30, 2004
Total revenues	$70,467	$63,949
Net earnings	4,202	5,702
Net earnings per common share (basic)	.18	0.25
Net earnings per common share (diluted)	.17	0.23
Weighted average number of common shares outstanding (basic)	23,734	22,851
Weighted average number of common shares outstanding (diluted)	24,531	24,640

These pro forma results of operations include adjustments to the historical financial statements of the consolidated companies and have been prepared for comparative purposes only. These pro forma results do not purport to be indicative of our actual results of operations had the acquisition occurred at the beginning of 2004 or which may occur in the future.

In accordance with SFAS No. 141, “Business Combinations,” we have accounted for the acquisition under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimates of current fair values. We allocated the total purchase price to the net tangible assets and intangible assets acquired based on management’s estimates fair value at the date of acquisition. We based the allocation of the total purchase price to the acquired technology and other intangible assets, including trade names and maintenance contracts, on such estimates. The estimating process included analyses based on income, cost, and market approaches. We allocated $6.0 million of the total purchase price to goodwill, which is deductible for income tax purposes.

The calculation of the total purchase price was as follows (in thousands):

Tangible Net Book Value	$910
Business Restructuring	(309)
Acquisition Expenses	(358)
Intangible Asset to be Amortized	2,400
Goodwill	5,998

Net Cash Outlay	8,641
Working Capital Adjustment	640
Closing Cash	219

Total Purchase Price	$9,500

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of September 30, 2004 (in thousands):

Accounts receivable	$1,997
Deferred sales commissions	780
Prepaid expenses and other current assets	156
Property and equipment	26
Other non-current assets	284
Intangible assets[1]	2,400
Goodwill	5,998
Accounts payable	(1,043)
Accrued expenses and other current liabilities	(807)
Deferred revenue	(1,150)

Total Cash Outlay	8,641
Cash and cash equivalents	219
Working capital adjustment	640

Total Purchase Price	$9,500

1 Includes $1 million for contractual distributor relationships, $800,000 for customer relationships, and $300,000 for trademarks, all of which are subject to straight-line amortization over a period of six years. Also includes $300,000 for current technology, which is subject to straight-line amortization over a period of three years.

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

During the quarter ended April 30, 2005, management reviewed the purchase accounting related to the DMI acquisition and made adjustments based on the final working capital adjustment and acquisition expenses. The result of these adjustments was a reduction to goodwill of approximately $138,000. Management believes that the purchase accounting related to this acquisition will be finalized by the end of the second fiscal quarter of fiscal year 2006. The primary outstanding issue is related to contingent liabilities, which totaled approximately $294,000 as of April 30, 2005.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

(6)	Income Taxes

Income tax expense consisted of the following:

	Years ended April 30,
	2005	2004	2003
	(In thousands)
Current:
Federal	$53	$60	$—
State	33	22	—

	86	82	—

Deferred:
Federal	1,376	—	—
State	161	—	—

	1,537	—	—

	$1,623	$82	$—

The Company’s effective income tax rate differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 34% to earnings from continuing operations before income taxes as follows:

	Years ended April 30,
	2005	2004	2003
	(In thousands)
Computed “expected” income tax expense	$1,642	$2,055	$1,975
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	249	100	134
Change in valuation allowance for deferred tax assets	(3,391)	(1,638)	(2,768)
Recognition of benefit to additional paid-in capital from stock option net operating loss carryforwards	3,239	—	—
Other, net, including permanent items	(116)	(435)	659

	$1,623	$82	$—

In the current year, the Company recorded adjustments resulting from errors identified in the accounting for income taxes. The corrections did not change any prior years income tax expense but appropriate reclassifications have been made to the 2004 and 2003 income taxes footnote herein. The correction of the identified errors in accounting for income taxes resulted in a reduction in the Company’s available valuation allowance due to: 1) the elimination of the overstated deferred tax assets, including research and experimentation (R&E) tax credits, and 2) an increase in certain deferred tax liabilities, associated with capitalized software and property and equipment. The net effect of correcting these errors was a reduction of the valuation allowance on the Company’s net deferred tax assets. Also, the Company did not adequately assess the need for a valuation allowance as of January 31, 2005. With a lower valuation allowance available to offset 2005 taxable income, and after appropriately assessing the need for a valuation allowance, the Company recorded income tax expense of $1.6 million for the year ended April 30, 2005. The Company recorded income tax expense of $82,000 during 2004, which was primarily related to federal alternative minimum taxes and state income taxes. Our effective income tax rates were 33.6% and 1.4% in 2005 and 2004, respectively. Our effective income tax rate takes into

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

account the source of taxable income, domestically by state and internationally by country, and available income tax credits and net operating loss carryforwards. The provision for income taxes in 2005 excludes the $3.6 million of tax benefits realized from the recognition of stock option net operating losses, which has been recorded in additional paid-in capital.

The significant components of deferred income tax expense attributable to income from continuing operations before income taxes for the years ended April 30, 2005, 2004, and 2003 are as follows:

	Years ended April 30,
	2005	2004	2003
	(In thousands)
Deferred tax expense	$1,689	$1,638	$2,768
Decrease in beginning-of-the-year balance of the valuation allowance for deferred tax assets[1]	(152)	(1,638)	(2,768)

	$1,537	$—	$—

1 Excludes approximately $3.2 million reduction in valuation allowance from the recognition of benefit to additional paid-in capital from stock option net operating loss carryforwards in fiscal 2005.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2005 and 2004 are presented as follows:

	2005	2004
	(In thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$564	$598
Net operating loss carryforwards	3,992	5,287
Intangible assets and fixed asset basis differences	389	884
General business credits and other	1,094	1,006

Total gross deferred tax assets	6,039	7,775
Less valuation allowance	393	3,784

Net deferred tax assets	5,646	3,991

Deferred tax liabilities:
Capitalized computer software development costs	(2,521)	(2,541)
Other	(1,274)	(1,450)

Total gross deferred tax liabilities	(3,795)	(3,991)

Net deferred taxes assets	$1,851	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2005.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

At April 30, 2005, the Company has net operating loss carry forwards for U.S. federal income tax purposes of approximately $9.5 million which are available to offset future federal taxable income, if any, through 2022. These net operating loss carryforwards are related to the exercise of stock options which have been recognized and credited to additional paid-in capital.

(7)	Shareholders’ Equity

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

Under the 2001 Stock Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant, except with respect to non-employee directors, who receive grants of non-qualified

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 10 years after the date of grant (or 5 years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 2,975,000 shares are authorized for issuance pursuant to options granted under this Plan. In February 2005, the Board amended the stock option grant forms to be used in connection with the 2001 Option Plan for future grants to provide for a six year grant life and a five year vesting period.

Incentive and nonqualified options exercisable at April 30, 2005 and 2004 totaled 2,456,443 and 2,301,460, respectively. Options available for grant at April 30, 2005, for the 2001 Plan are 335,566 shares.

Effective August 7, 1997, Logility Inc., a subsidiary of the Company, adopted the Logility, Inc. 1997 Stock Plan (Subsidiary Stock Plan). The Subsidiary Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of Logility, Inc. The Subsidiary Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1.2 million shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights (SARs), as defined, may be granted under the Subsidiary Stock Plan. The options generally vest over a four-year period. The terms of the options generally are for ten years. There have been no SARs granted to date. In March 2005, the Logility, Inc. Board the stock option grant forms to be used in connection with the 2001 Option Plan for future grants to provide for a six year grant life and a five year vesting period.

A summary of the status of the Company’s stock option plans as of April 30, 2005, 2004, and 2003 and changes during the years ended on those dates is presented below:

	Shares	Weighted average price
Outstanding at April 30, 2002	4,145,614	$3.31
Granted	905,500	2.39
Exercised	(71,000)	1.12
Forfeited/canceled	(61,838)	3.33

Outstanding at April 30, 2003	4,918,276	3.18

Granted	77,000	6.31
Exercised	(1,482,173)	2.69
Forfeited/canceled	(91,975)	3.71

Outstanding at April 30, 2004	3,421,128	3.45

Granted	424,163	5.58
Exercised	(448,246)	2.90
Forfeited/canceled	(75,979)	3.21

Outstanding at April 30, 2005	3,321,066	$3.81

Options exercisable at April 30, 2005	2,456,443	$3.70
Weighted average fair value of options granted during:
2005		$2.46
2004		3.35
2003		2.10

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

The following table summarizes information about fixed stock options outstanding at April 30, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2005	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at April 30, 2005	Weighted average exercise price
$0.50 – 1.69	102,963	6.2	$1.51	83,774	$1.51
1.70 – 3.38	1,820,291	5.3	2.62	1,399,037	2.59
3.39 – 5.06	546,476	5.1	3.93	542,726	3.92
5.07 – 6.75	589,786	7.4	5.61	169,356	5.70
6.76 – 8.44	196,050	2.5	7.35	196,050	7.35
8.45 – 10.13	500	2.3	8.75	500	8.75
10.14 – 11.81	15,000	2.5	11.75	15,000	11.75
$11.82 – 13.50	50,000	4.9	12.75	50,000	12.75

	3,321,066	5.5	$3.81	2,456,443	$3.70

A summary of the status of the Subsidiary’s Stock Plan as of April 30, 2005, 2004, and 2003 and changes during the years then ended is presented below:

	Shares	Weighted average price
Outstanding at April 30, 2002	781,422	$3.85
Granted	79,000	2.56
Exercised	(5,625)	1.69
Forfeited/canceled	(75,752)	4.78

Outstanding at April 30, 2003	779,045	3.65

Granted	17,200	4.67
Exercised	(69,380)	3.10
Forfeited/canceled	(15,266)	3.90

Outstanding at April 30, 2004	711,599	3.72

Granted	175,000	4.02
Exercised	(15,600)	3.01
Forfeited/canceled	(7,776)	3.36

Outstanding at April 30, 2005	863,223	$3.79

Options exercisable at April 30, 2005	635,571	$3.83
Weighted average fair value of options granted during:
2005		$2.92
2004		3.35
2003		2.09

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

The following table summarizes information about fixed stock options outstanding at April 30, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2005	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at April 30, 2005	Weighted average exercise price
$1.63 – 3.25	379,108	4.9	$2.74	333,606	$2.75
3.26 – 4.88	424,325	6.7	3.91	242,325	3.89
4.89 – 6.50	6,200	8.8	4.93	6,050	4.93
6.51 – 8.13	25,000	4.6	7.30	25,000	7.30
8.14 – 11.38	12,795	4.3	10.22	12,795	10.22
11.39 – 13.00	2,000	2.8	11.63	2,000	11.63
13.01 – 14.63	6,795	2.4	14.50	6,795	14.50
$14.64 – 16.25	7,000	3.5	15.61	7,000	15.61

	863,223	5.8	$3.79	635,571	$3.83

(8)	International Revenue and Significant Customer

International revenues approximated $5.0 million or 8%, $4.0 million or 7%, and $6.5 million or 11%, of consolidated revenues for the years ended April 30, 2005, 2004, and 2003, respectively, and were derived primarily from customers in Canada and Europe.

Two customers accounted for approximately 11% and 14% of consolidated revenue for the year ended April 30, 2005, principally from our ERP and IT segments, respectively. Accounts receivable from these customers were $1,249,000 and $505,000 at April 30, 2005, respectively.

One customer accounted for approximately 11% of consolidated revenue for the years ended April 30, 2004 and 2003, principally from our ERP segment. Accounts receivable from this customer were $951,000 and $508,000 at April 30, 2004 and 2003, respectively.

(9)	Investment Impairment

In 2005 and 2004, we recorded $100,000 and $382,000 of investment impairment charges related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred. The remaining carrying amounts as of April 30, 2005 and 2004 were $281,000 and $381,000, respectively, and are recorded in other non-current assets.

(10)	Commitments and Contingencies

(a) Leases

The Company previously leased an office facility from a partnership controlled by the two Class B shareholders, under an operating lease that by its term expired December 31, 1996. That lease was continued on a month-to-month basis through August, 2003, when it was terminated. Amounts expensed under this lease for each of the years ended April 30, 2005, 2004, and 2003 approximated $0, $100,000, and $300,000, respectively.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

The Company leases other office facilities and equipment under various operating leases. Rental expense for these leases approximated $865,000, $959,000, and $861,000 for the years ended April 30, 2005, 2004, and 2003, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2005 are as follows:

Year ended April, 30:
2006	$599
2007	396
2008	274
2009	233
2010	235
Thereafter	39

$1,776

(b) 401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2005, 2004, or 2003.

Through December 31, 2001, the Company contributed an employer match in an amount equal to 25% of the eligible participant’s compensation contributed to the Plan subject to a maximum of 6% of compensation The Company did not make profit sharing contributions for 2005, 2004, or 2003.

(c) Contingencies

The Company more often than not indemnifies its customers against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with use of the Company’s products. The Company has historically not made any payments under such indemnifications. However, the Company continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are estimable. In addition, the Company warrants to customers that the Company’s products operate substantially in accordance with the software product’s specifications. Historically, no costs have been incurred related to software product warranties and none are expected in the future, and as such no accruals for software product warranty costs have been made. Additionally, the Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

(11)	Segment information

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates and manages its business in three segments based on software and services provided in three key product markets: (i) Enterprise Resource Planning, which automates customers’ internal financing, human resources, and manufacturing functions; (ii) Collaborative Supply Chain Management, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 87%, as of April 30, 2005 (see Note 13), owned subsidiary Logility, Inc., as well as the recently acquired DMI.

The Company’s chief operating decision maker, is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Company’s business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. The CEO does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses, interest income and other, net, and the provision for income taxes are not broken out by segment. The Company does not account for, or report to the CEO, assets or capital expenditures by segment.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

Following is information related to each segment as of and for the years ended April 30, 2005, 2004 and 2003:

	2005	2004	2003
Revenues:
Enterprise resource planning	$23,502	$23,186	$25,741
Collaborative Supply Chain management	24,876	22,826	24,837
IT Consulting	16,166	8,646	8,724

Total	$64,544	$54,658	$59,302

Operating income (loss) before intersegment eliminations:
Enterprise resource planning	$2,419	$1,848	$2,423
Collaborative Supply Chain management	(876)	1,803	1,724
IT Consulting	1,004	339	375

Total	$2,547	$3,990	$4,522

Intersegment eliminations:
Enterprise resource planning	$(1,595)	$(1,541)	$(1,761)
Collaborative Supply Chain management	1,595	1,541	1,761

Total	$—	$—	$—

Operating income after intersegment eliminations:
Enterprise resource planning	$824	$307	$662
Collaborative Supply Chain management	719	3,344	3,485
IT Consulting	1,004	339	375

Total	$2,547	$3,990	$4,522

Capital expenditures:
Enterprise resource planning	$915	$111	$177
Collaborative Supply Chain management	415	86	132
IT Consulting	0	5	2

Total	$1,330	$202	$311

Capitalized software:
Enterprise resource planning	$136	$577	$123
Collaborative Supply Chain management	2,750	3,292	2,855

Total	$2,886	$3,869	$2,978

Depreciation and amortization:
Enterprise resource planning	$1,124	$1,291	$1,298
Collaborative Supply Chain management	3,064	4,280	3,995
IT Consulting	3	1	1

Total	$4,191	$5,572	$5,294

Identifiable assets:
Enterprise resource planning	$52,746	$53,117	$50,813
Collaborative Supply Chain management	47,809	42,368	42,216
IT Consulting	3,789	1,751	1,311

Total	$104,344	$97,236	$94,340

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

(12)    Financial Statements and Supplementary Data (Unaudited)

The following schedule presents results for each quarter in the years ended April 30, 2005 and 2004 (in thousands, except per share amounts):

	Total revenues	Operating income	Net earnings	Diluted earnings per share
Quarter ended:
July 31, 2004	$13,705	$565	$1,150	$0.05
October 31, 2004	14,877	810	1,481	0.06
January 31, 2005, as restated	17,362	532	50	0.00
April 30, 2005	18,600	640	603	0.02

Year ended April 30, 2005	$64,544	$2,547	$3,284	$0.13

Quarter ended:
July 31, 2003	$13,090	$420	$1,128	$0.05
October 31, 2003	13,542	1,604	2,307	0.09
January 31, 2004	14,641	1,466	2,061	0.08
April 30, 2004	13,385	500	221	0.01

Year ended April 30, 2004	$54,658	$3,990	$5,717	$0.23

(13)    Subsequent Event

On June 27, 2005, Logility Inc. purchased 247,189 shares of its common stock for approximately $1.5 million. There are approximately 269,000 shares remaining under current board authorization for repurchase. The buy-back represented approximately 16 percent of the shares held by non-affiliates of Logility, which is now approximately 89% owned by American Software, Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of April 30, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2005, because of the material weaknesses in internal control over financial reporting discussed in Item 8(a).

Because of the material weaknesses in internal control over financial reporting discussed in Item 8(a), we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation Steps to Address Material Weaknesses

We are improving our internal controls, as well as our disclosure controls and procedures, over revenue recognition and accounting for income taxes.

Subsequent to the fiscal year ended April 30, 2005, we made the following changes to our internal control over financial reporting:

Revenue recognition

•	We implemented a policy which lowered the threshold of license revenue contracts that must be reviewed by corporate headquarters.

•	We have implemented lower thresholds for required reviews of revenue related analyses and calculations for license revenue contracts including a secondary review of the Company’s non-standard multiple element arrangements.

Accounting for income taxes

•	We have implemented enhanced procedures for the preparation and review of the accounting for income taxes, including hiring a regional accounting firm to assist in the preparation on a quarterly and annual basis.

•	We implemented review procedures to monitor and evaluate the realization of our deferred tax assets.

In addition, we are in the process of making further changes to our internal control over financial reporting as described below:

Revenue recognition

•	Implementing the use of review templates to help ensure accuracy and identify changes to standard terms and conditions.

•	Carrying out additional training of accounting personnel as it relates to revenue recognition standards.

Accounting for income taxes

•	Accelerating the timing of the preparation of the quarterly and annual income tax provision and enhancing the levels of review of supporting documentation.

•	Engaging a regional accounting firm specializing in, among other things, tax and consulting services, to further assist the Company in its preparation of the quarterly and annual income tax provision.

These changes are part of our overall program that is intended to remediate all material weaknesses by April 30, 2006.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter within the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, as described above, the Company has implemented, following the end of the fiscal year to which this report relates, certain changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reports on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the auditors’ report on management’s assessment of internal control over financial reporting are included under Item 8 “Financial Statements and Supplementary Data” of this report.

Item 9B.    Other Information

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

Name	Age	Position
James C. Edenfield	70	President, Chief Executive Officer, Treasurer and Director; Chairman of the Board of Directors of Logility, Inc.
Thomas L. Newberry	72	Chairman of the Board of Directors
J. Michael Edenfield	47	Director, Executive Vice President; President and Director of Logility, Inc.
David H. Gambrell	75	Director
Dennis Hogue	52	Director
John J. Jarvis	63	Director
James B. Miller, Jr.	65	Director
Thomas L. Newberry, V	38	Director
Jeffrey W. Coombs	53	Executive Vice President of American Software USA, Inc.
Vincent C. Klinges	42	Chief Financial Officer
James R. McGuone	58	Secretary

All directors hold office until the next annual meeting of the shareholders of the Company.

Executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors. Information regarding the directors and the executive officers of the Company, including their ages and their principal occupations for at least the past five years, is set forth below:

Mr. Hogue has served, since January 2005, as chief executive officer of Hogue Enterprises, Inc., a real estate investment company. From July 2003 to January 2005, he served as Chief Executive Officer of Datatrac Corporation, a software developer and wireless communications provider for the expedited product delivery industry. From April 2002 to June 2003, Mr. Hogue was Chief Executive Officer and President of Mercari Technologies, a provider of shelf-space optimization technology for the retail market. Mercari Technologies sold its principal assets in December 2002. Prior to joining Mercari Technologies, he served as Chief Executive Officer of Global Food Exchange, a provider of web-based procurement solutions to the global food market, from January 2001 to March 2002. Prior to joining Global Food Exchange, Mr. Hogue served as President and Chief Executive Officer of E3 Corporation, an international provider of inventory management solutions to the wholesale and retail market, from December 1999 to December 2000. He earned a Bachelor of Science degree in Psychology from Florida State University in 1974.

Dr. Jarvis is retired. From 2001 until January 1, 2004 he was Executive Director of The Logistics Institute—Asia Pacific, which is a collaboration between the National University of Singapore and the Georgia Institute of Technology. From 1990 to 2001, he was Chair of the School of Industrial and Systems Engineering at the Georgia Institute of Technology, where he has been a member of the faculty since 1968. Dr. Jarvis was co-founder of CAPS Logistics, Inc., a provider of software and consulting services in logistics, which was acquired by Baan NV in 1998. Dr. Jarvis has served as President of the Institute of Industrial Engineers (IIE), President of the Institute of Management Sciences (TIMS) and Secretary of the Operations Research Society of America (ORSA). He has served on the Councils of ORSA and TIMS and on the Boards of the Institute for Operations Research and Management Sciences and IIE. Dr. Jarvis earned a Bachelor of Science degree in Industrial Engineering in 1963 and a Masters of Science degree in Industrial Engineering in 1965, both from the University of Alabama, and a Ph.D. from Johns Hopkins University in 1968.

Mr. Miller is currently the Chairman of the Board, President and Chief Executive Officer of Fidelity Southern Corporation, the parent corporation of Fidelity Bank, positions he has held since 1979. He has been Chairman of Fidelity Bank since 1998. He is Chairman of the Board of Fidelity National Capital Investors, Inc., and a director of Interface, Inc., a textile manufacturing company. Since 2003, Mr. Miller has been Chairman of the Board of Berlin American Company, a private real estate company. Mr. Miller holds a Bachelor of Arts Degree from Florida State University and an L.L.B. from Vanderbilt University Law School.

James C. Edenfield is a co-founder of the Company and has served as Chief Executive Officer since November 1989 and as Co-Chief Executive Officer prior to that time. Prior to founding the Company, Mr. Edenfield held several executive positions with and was a director of Management Science America, Inc., an Atlanta-based applications software development and sales company. He holds a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology. Mr. Edenfield is the father of J. Michael Edenfield.

J. Michael Edenfield has served as President and Chief Executive Officer of Logility, Inc., a majority-owned subsidiary of the Company, since January 1997. From June 1994 until October 1997, he served as Chief Operating Officer of the Company. Mr. Edenfield has served as Executive Vice President of the Company from June 1994 to the present. From May 1987 to June 1994, Mr. Edenfield served in various positions with American Software USA, Inc., a wholly-owned subsidiary of the Company. Mr. Edenfield holds a Bachelor of Industrial Management degree from the Georgia Institute of Technology.

Mr. Gambrell has been a practicing attorney since 1952, and is a partner in the law firm of Gambrell & Stolz, LLP, counsel to the Company. He served as a member of the United States Senate from the State of Georgia in 1971 and 1972. Mr. Gambrell holds a Bachelor of Science degree from Davidson College and a J.D. from the Harvard Law School.

Dr. Newberry is a co-founder of the Company and served as Co-Chief Executive Officer of the Company until November 1989. Prior to founding the Company, he held executive positions with several companies engaged in computer systems analysis, software development and sales, including Management Science America, Inc., where he was also a director. Dr. Newberry holds Bachelor, Master of Science and Ph.D. degrees in Industrial Engineering from the Georgia Institute of Technology. He is the father of Thomas L. Newberry, V.

Thomas L. Newberry, V founded The 1% Club, Inc. in October 1992 and has acted as its Chief Executive Officer since that time. The 1% Club sponsors programs designed to assist entrepreneurs and their families in accomplishing their goals. He is also the author of motivational books and audio programs dedicated to improving performance in business operations and salesmanship. Mr. Newberry earned a Bachelor of Science degree from Georgia State University in 1989.

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

During fiscal 2005, based upon a review by the Company of filings made under Section 16(a) of the Exchange Act and representations from its directors and officers, all of the reports required to be filed during fiscal 2005 were filed on a timely basis.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Controller. The Code of Business Conduct and Ethics is available on the Company’s website at http://www.amsoftware.com/marketing/Code-of-Ethics.pdf.

Information Regarding the Board of Directors and Committees

The Board of Directors held five meetings during fiscal 2005. No director of the Company attended fewer than 75% of the total meetings of the Board of Directors and committee meetings on which such Board member served and was eligible to attend during this period, except that J. Michael Edenfield was unable to attend two of the five Board meetings (60% attendance) and did not serve on any Board committees.

Each of Mr. James C. Edenfield and Dr. Thomas L. Newberry have stated in their respective Schedule 13Gs, as filed with the Securities and Exchange Commission, that they, acting as a group, share voting power with respect to all shares beneficially held by them because they have established a practice of consulting with each other regarding the voting of such shares. As a result, the Company qualifies as a “controlled company” as defined in Rule 4350(c)(5) of the Nasdaq Marketplace Rules. Therefore, the Company is not subject to the provisions of Rule 4350(c) of the Nasdaq Marketplace Rules that would otherwise require the Company to have (i) a majority of independent directors on the Board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee, composed solely of independent directors; (iv) compensation of the Company’s executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

In light of the voting power of Mr. Edenfield and Dr. Newberry, and in view of the fact that Board vacancies occur infrequently, the Board has determined that the Board, rather than a nominating committee, is the most appropriate body for identifying director candidates and selecting nominees to be presented at the annual meeting of shareholders. Each member of the Board participates in this process. It is the view of the Board that this function has been performed effectively by the Board, and that it is appropriate for the Company not to have a separate nominating committee or charter for this purpose. The Board has further determined that it would not be productive to have a fixed policy with respect to consideration of candidates recommended by security holders. However, if a shareholder communication includes a recommendation of a candidate for director, the Board will consider that candidate along with any other candidates for a Board position.

Candidates for membership on the Board are recommended by current members of the Board or management. When evaluating candidates for membership on the Board, the Board considers a number of factors, including:

—	business expertise and skills;

—	understanding of the Company’s business and industry;

—	judgment and integrity;

—	educational and professional background; and

—	commitments to other businesses and responsibilities.

Shareholders may contact the Board or any of the individual directors by writing to them c/o Mr. Vincent C. Klinges, Chief Financial Officer, American Software, Inc., 470 East Paces Ferry Road, Atlanta, Georgia 30305. Inquiries sent by mail may be sorted and summarized by Mr. Klinges or his designee before they are forwarded to the addressee.

Although the Company does not have a policy with regard to Board members’ attendance at the Company’s annual meetings of shareholders, all of the directors are encouraged to attend such meetings. All of the Company’s directors were in attendance at the 2004 Annual Meeting.

The Board of Directors has an Audit Committee, which presently consists of Messrs. Miller (Chairman), Hogue and Jarvis. The Audit Committee held three meetings during fiscal 2005, in addition to its consultations with our independent auditors and management in connection with review of interim financial statements. The Rules of the Nasdaq Stock Market (“Nasdaq Rules”) require audit committees to be composed of not less than three members who are “independent,” as that term is defined in the Nasdaq Rules. The Board of Directors has determined that all of the Audit Committee members meet the Nasdaq definition of “independent.”

The Company’s Audit Committee Charter outlines the composition requirements of the Audit Committee as described above, as well as its duties and responsibilities. The primary responsibility of the Audit Committee is to provide assistance to the Company in connection with the financial reporting process. The functions of the Audit Committee include making an annual recommendation of independent public accountants to the Company, reviewing the scope and results of the independent public accountants’ audit, monitoring the adequacy of the Company’s accounting, financial and operating controls, reviewing from time to time the Company’s periodic financial statements and other financial reports with management and with the independent auditors, pre-approving audit services and permitted non-audit services and related fees, and reviewing with management and the independent auditors the financial statements to be included in the Company’s annual report. The Board of Directors has determined that James B. Miller, Jr., Chairman of the Audit Committee, is an “audit committee financial expert” as defined in the rules of the Securities and Exchange Commission.

The Board has a Compensation Committee, consisting of David H. Gambrell and Thomas L. Newberry. During fiscal 2005, the Compensation Committee met on two occasions and in its capacity as the Special Stock Option Committee acted twice by written consent. The Compensation Committee has the responsibility and authority to review and establish compensation for the Chief Executive Officer of the Company, including his participation in stock option plans, and the re-evaluation and negotiation of his employment contract. The Compensation Committee also has responsibility for stock option grants to executive officers and for the review of compensation of other executive officers of the Company, including executive officers of operating subsidiaries other than Logility, Inc. Compensation of Logility, Inc. executive officers generally is established or reviewed by the compensation committee of Logility’s Board of Directors.

Two different committees of the Board administer the 2001 Stock Option Plan, depending on whether the option grant is to an officer or director or to other employees. The Special Stock Option Committee, which consists of David H. Gambrell and Dr. Thomas L. Newberry, as members of the Compensation Committee, administers stock option grants to executive officers and directors. The Stock Option Committee, which consists of James C. Edenfield and Dr. Thomas L. Newberry, administers grants to other employees. The functions of these Committees are to grant options and establish the terms of those options, as well as to construe and interpret the Plan and to adopt rules in connection therewith. During fiscal 2005, the Stock Option Committee acted by written consent on two occasions in connection with the grant of stock options under the Company’s 2001 Stock Option Plan. As stated above, the Special Stock Option Committee acted by written consent on two occasions during fiscal 2005.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company’s Chief Executive Officer and the other executive officers of the Company whose annual compensation exceeded $100,000 during fiscal 2005 (referred to herein as the “named executive officers”), for the fiscal years ended April 30, 2005, 2004 and 2003:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Annual Salary ($)	Bonus or Other Annual Compensation ($)	Long-Term Compensation Awards/Number of Option Shares Granted		All Other Compensation ($)(1)
James C. Edenfield, President and Chief Executive Officer	2005 2004 2003	434,500 434,500 434,500	-0- 14,850 -0-	80,000 -0- 120,000		73,313 (2)(3) 948 (2)(4) 66,332 (2)(5)

J. Michael Edenfield, Executive Vice President; President and Chief Executive Officer of Logility, Inc. (6)	2005 2004 2003	259,200 259,200 259,200	-0- 156,690 143,667	50,000 -0- 150,000	(7)	2,040 (8) 2,040 (8) 2,040 (8)

Jeffrey W. Coombs, Senior Vice President of American Software USA, Inc.	2005 2004 2003	181,948 181,948 181,948	8,500 4,500 -0-	50,000 -0- 65,000		-0- -0- -0-

Vincent C. Klinges, Chief Financial Officer of the Company and of Logility, Inc. (9)	2005 2004 2003	150,000 150,000 150,000	14,000 5,500 -0-	25,000 -0- 65,000		-0- -0- -0-

(1)	The aggregate amount of perquisites and other personal benefits, securities or property given to each named executive officer, valued on the basis of aggregate incremental cost to the Company, was less than the greater of $50,000 or 10% of the total annual salary and bonus for that executive officer during each of these years.
(2)	Each of these amounts includes $948 reimbursed for medical insurance coverage obtained through the Company and paid by the executive officer.
(3)	Of this amount $72,365 represents the economic benefit in fiscal 2005 of the split dollar policy.
(4)	Compensation for 2004 does not include any economic benefit of a split dollar life insurance policy acquired by the Company in fiscal 2000 on the life of Mr. Edenfield (the “split dollar policy”), as the Company did not pay such premium for 2004.
(5)	Of this amount $65,384 represents the economic benefit in fiscal 2003 of the split dollar policy.
(6)	Logility, Inc. is an 89%-owned (as of this filing date) subsidiary of the Company. All the fiscal 2005, 2004 and 2003 annual salary and bonus amounts were paid by Logility.
(7)	Includes 20,000 stock option shares granted by Logility.
(8)	Each of these amounts includes $2,040 reimbursed to the executive officer for medical insurance coverage obtained through the Company and paid by him.
(9)	Thirty-two percent of Mr. Klinges’ salary and bonus shown in this table in fiscal 2003, 30% of his salary and bonus in fiscal 2004 and 37% of his salary and bonus in fiscal 2005 was paid by Logility.

Stock Option Plans

The Company has outstanding stock options granted pursuant to three stock option plans. The 1991 Employee Stock Option Plan (the “Employee Option Plan”) and the Directors and Officers Stock Option Plan (the “Directors and Officers Option Plan”) were adopted in 1991. These Plans were terminated effective September 1, 2000 and replaced by the 2001 Stock Option Plan (the “2001 Option Plan”). Options outstanding under the Employee Option Plan and the Directors and Officers Option Plan remain in effect, but no new options may be granted under those plans. The following sections describe these three stock option plans. All employees of the Company and its subsidiaries, totaling 307 persons as of September 30, 2005, are eligible to participate in the 2001 Option Plan.

1991 Employee Stock Option Plan.    On August 22, 1991, the Company adopted the 1991 Employee Stock Option Plan. This Plan was designed to provide certain key employees of the Company and its subsidiaries with additional incentives to increase their efforts on the Company’s behalf and remain in the employ of the Company. Options to purchase Class A common shares were granted in the form of incentive stock options and non-qualified stock options. Participants in this plan were selected from key personnel of the Company or a subsidiary, provided, however, that no director, officer or 10% shareholder of the Company was eligible to participate. Options are exercisable at any time within the option period, but no more than ten years from the date of grant. As of September 30, 2005, there were outstanding under this Plan options to purchase 811,219 Class A shares.

Directors and Officers Stock Option Plan.    On August 22, 1991, the Company adopted the Directors and Officers Stock Option Plan. This Plan was designed to provide directors and officers of the Company and its subsidiaries with additional incentives to increase their efforts on the Company’s behalf and to remain in the employ of the Company or to remain as directors of the Company. Options to purchase Class A common shares were granted in the form of both incentive stock options and non-qualified stock options. Participants in this plan were selected from among the directors and officers of the Company or a subsidiary. The number of options granted under this plan was determined with each grant. Further, each non-employee member of the Board of Directors received an automatic grant of nonqualified options to purchase 5,000 shares on April 30 and October 31 of each year. The option price for such grant was equal to the closing market price of the shares on the date of grant and were exercisable one year after grant. Options are exercisable at any time within the option period, but no more than ten years from the date of grant. As of September 30, 2005 there were outstanding under this Plan options to purchase 625,000 Class A shares.

2001 Stock Option Plan.    The 2001 Stock Option Plan became effective September 1, 2000. This Plan was designed to attract and retain the best available talent and encourage the highest level of performance by officers, employees, directors, advisors and consultants, and to provide them with incentives to put forth maximum efforts for the success of the Company’s business. Options to purchase Class A common shares are granted in the form of incentive stock options and non-qualified stock options. The number of options granted under this Plan is determined with each grant, except with respect to non-employee directors, who receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. As of the close of business on September 30, 2005, the market value of the Common Stock was $5.60 per share.

In February 2005, the Board of Directors reduced the duration of standard stock option grants from ten years to six years, both for employee stock options and stock options granted to non-employee directors. At that time, the option vesting schedule was increased, in general, from four to five years. Options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant are limited to a five-year term (with a four-year vesting schedule) if the option is to be classified as an incentive stock option. A total of 2,975,000 shares are authorized for issuance pursuant to options granted under this Plan. As of September 30, 2005, under this Plan 842,993 option shares had been exercised, there were outstanding options to purchase 1,820,578 shares, and 311,429 shares remained available for stock option grants.

Stock Option Committees.    Prior to its termination, the 1991 Employee Stock Option Plan was administered by the 1991 Employee Stock Option Plan Committee, consisting of Mr. Edenfield and Dr. Newberry. Prior to its termination, the Directors and Officers Stock Option Plan was administered by the

Compensation Committee. The 2001 Option Plan is administered by two separate committees: (i) the Special Stock Option Committee (comprised of David H. Gambrell and Thomas L. Newberry, as members of the Compensation Committee) is responsible for option grants to officers and directors, and (ii) the Stock Option Committee (comprised of Mr. Edenfield and Dr. Newberry) is responsible for other option grants.

The members of these Committees are not eligible to participate in the portion of the option plan that they administer, except pursuant to the formula option grant program for non-employee directors under the 2001 Option Plan. Under the option plans, the functions of these Committees are to grant options and establish the terms of those options, as well as to construe and interpret the respective option plans and adopt rules in connection therewith.

Stock Option Grants

The following table sets forth information with respect to stock options granted during fiscal 2005 to each of the named executive officers.

Name	Number of Options Granted (1)	Percent of Total Options Granted to Employees and Directors in Fiscal 2005		Exercise Price (Per Share) ($)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
						5%		10%
						($)
Jeffrey W. Coombs	25,000 25,000	6.0 6.0	% %	5.60 5.30	07/19/14 04/29/11	88,045 45,062	/ /	223,124 102,232
James C. Edenfield	80,000	18.9%		5.60	07/19/14	281,745	/	713,997
J. Michael Edenfield	50,000	11.8%		5.60	07/19/14	176,090	/	446,248
Vincent C. Klinges	25,000	5.9%		5.60	07/19/14	88,046	/	223,124

(1)	Such options may not be exercised earlier than one year after the date of grant. Options granted prior to February 21, 2005 vest ratably over a period of four years; thereafter, the vesting period was increased to a period of five years.
(2)	These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company’s Class A shares and overall market conditions. The amounts reflected in this table may not necessarily be achieved.

Stock Option Exercises and Outstanding Options

The following table contains information, with respect to (i) the number of stock options exercised during the last fiscal year, and the values realized in respect thereof, by the named executive officers, and (ii) the number of stock options and the value of said stock options held by the named executive officers as of April 30, 2005.

Name	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Unexercised Options at 04/30/05 Exercisable/ Unexercisable			Value of Unexercised In-the-Money Options at 04/30/05 Exercisable/ Unexercisable (1)
						($)
Jeffrey W. Coombs	45,198	160,742	160,052	/	92,500	393,410	/	103,850
James C. Edenfield	120,000	350,468	0	/	170,000	0	/	229,800
J. Michael Edenfield	— —	— —	538,500 120,000	/ /	147,500 40,000 (2)	1,255,935 136,590	/ /	248,950 29,975
Vincent C. Klinges	57,500 —	197,840 —	124,500 5,000	/ /	73,750 0 (2)	223,154 0	/ /	124,475 0

(1)	The closing market price of Class A shares on April 30, 2005 was $5.30.
(2)	Represents number of unexercised stock options of Logility, Inc. The closing market price of Logility’s common stock on April 30, 2005 was $4.94.

Employment Agreement and Bonus Policy

From May 1, 1983 through April 30, 1995, the compensation of James C. Edenfield, President and Chief Executive Officer of the Company, was determined under an employment contract entered into by him and the Company on January 17, 1983, as subsequently amended. This contract provided for an annual base salary of $434,500, payable monthly, plus expenses and normal employee fringe benefits. In addition, the contract provided for an annual bonus of 5% of the increase of each fiscal year’s pre-tax earnings over the pre-tax earnings of the preceding fiscal year. The contract expired at the end of fiscal 1995, and since that time Mr. Edenfield has continued to be compensated on the same basis as applied under the contract. The Compensation Committee determined that the same contract terms would continue through fiscal 2005 and has made the same determination for fiscal 2006. Accordingly, during fiscal 2005, Mr. Edenfield’s salary was $434,500. He did not receive a bonus under the bonus formula with respect to fiscal 2005.

Pursuant to written plans, Jeffrey W. Coombs and Vincent C. Klinges had the potential to receive certain cash bonuses, the amounts of which were determined on the basis of fiscal 2005 performance standards. For fiscal 2006, the bonus plans for Messrs. Coombs and Klinges again will have individualized incentive goals tied to increases in revenues and/or net income, either Company-wide or related to specific areas over which they have responsibility, or both.

The compensation for J. Michael Edenfield is determined by the Compensation Committee of the Board of Directors of Logility.

Compensation Committee Interlocks and Insider Participation

Mr. Gambrell and Dr. Newberry have been selected by the Board of Directors to serve on the Compensation Committee. Mr. Gambrell is a partner in the law firm of Gambrell & Stolz, LLP, which performs legal services for the Company and Logility, a majority-owned subsidiary of the Company. Legal fees in the amount of $186,218.67 were paid by the Company (including fees paid by Logility) to Gambrell & Stolz during fiscal year 2005 for legal services rendered, including $20,400 in Director fees paid during that year for Mr. Gambrell’s service as a Director of the Company and as a member of Board committees.

Report on Executive Compensation

The following is the report of the Compensation Committee of the Board of Directors of American Software, Inc. for the fiscal year ended April 30, 2005.

Meetings.    The Compensation Committee met two times formally and conferred informally a number of times during fiscal year 2005. Informal conferences have been held among the members of the Committee, as well as with the Chief Executive Officer, concerning compensation matters within the Committee’s area of authority and responsibility.

Executive Compensation Philosophy.    The Committee believes that a compensation program which promotes the Company’s ability to attract, retain and motivate outstanding executives will help the Company meet its long-range objectives, thereby serving the interests of the Company’s shareholders. The compensation program of the Company for its executive officers is designed to achieve the following objectives:

•	Provide compensation opportunities that are competitive with those of companies of a similar size.

•	Create a strong connection between executives’ compensation and the Company’s annual and long-term financial performance.

•	Include above-average elements of financial risk through performance-based incentive compensation that offers an opportunity for above-average financial reward to executives.

Fiscal Year 2006 Compensation of Chief Executive Officer.    The Compensation Committee has the responsibility and authority to review and establish compensation for the Chief Executive Officer of the Company, including his participation in stock option plans, and the re-evaluation and negotiation of his employment contract. In recent fiscal years, the Compensation Committee and the Chief Executive Officer, James C. Edenfield, have agreed to extend his existing compensation arrangement on a year-to-year basis. For the fiscal year 2006, the Committee again has decided to continue the Chief Executive Officer’s existing level of compensation, so that Mr. Edenfield will continue to receive a base salary of $434,500 and a bonus equal to 5% of the increase in the Company’s pre-tax earnings for fiscal 2006 over the pre-tax earnings for fiscal 2005. The Compensation Committee’s decision to continue this basis for compensation in fiscal 2006 reflects the belief of the Committee and Mr. Edenfield that the Chief Executive Officer’s compensation should continue to be tied substantially to growth in earnings and that the existing compensation arrangement meets that objective.

In extending these salary and bonus compensation terms for the Chief Executive Officer, the Committee is expressing its view that Mr. Edenfield is paid a reasonable current salary, and that by tying any potential bonus to growth in earnings, his interests will continue to be aligned with those of other shareholders. Moreover, the Committee notes that Mr. Edenfield is one of the largest shareholders of the Company, and to the extent his performance as CEO translates into an increase in the value of the Company’s shares, all shareholders, including Mr. Edenfield, will share the benefits.

The Committee, after careful deliberation, has decided to grant to Mr. Edenfield for fiscal 2006 an option to purchase 100,000 Class A shares under the 2001 Stock Option Plan, as additional compensation. The Committee believes that the number of option shares is appropriate in relation to his contributions to the Company’s performance and in relation to outstanding stock options and grants to other executive officers. The Committee is aware of evolving trends, particularly among public technology companies, away from compensatory stock options and toward alternate forms of equity and non-equity based incentive compensation. The Committee will continue to monitor these trends and developments in its evaluation of future compensation of Mr. Edenfield, as well as the compensation of other executive officers.

Fiscal Year 2005 Compensation of the Chief Executive Officer.    The Chief Executive Officer’s cash compensation in fiscal year 2005, both salary and bonus, was determined under the terms of the compensation arrangement described above. The Chief Executive Officer received no bonus under the bonus formula with respect to fiscal 2005. The participation of the Chief Executive Officer and other executive officers of the Company in the 2001 Stock Option Plan was determined by the Compensation Committee, acting as the Special Stock Option Committee. Based upon its authority to grant options under that Plan, the Committee granted stock options to the Chief Executive Officer and other executive officers of the Company during fiscal 2005.

Split-Dollar Insurance Agreement.    During the early part of fiscal year 2000, the Committee completed its study of the long-range compensation plan for the Chief Executive Officer of the Company and proposed that the Company provide additional life insurance for the Chief Executive Officer, comparable to coverage provided by other companies to their chief executives. Pursuant to a Split-Dollar Agreement, the Company purchased life insurance policies on the life of Mr. Edenfield having a total face amount of approximately $3,000,000, of which the Company is the owner and co-beneficiary and Mr. Edenfield’s designee is co-beneficiary.

This Agreement provides obligations and benefits under which the employer and employee divide not only the costs of the policies, but the benefits thereunder, similar to such arrangements made between other like companies and their chief executive officers. The policies are assets of the Company, against which death benefits accrue to Mr. Edenfield. The term of the Split-Dollar Agreement extends through Mr. Edenfield’s employment with the Company. The Committee has noted continuing uncertainties about the impact of the Sarbanes-Oxley Act on such insurance plans, and will continue to monitor changes in the law and regulatory actions and interpretations, the Company having reserved the right to modify or terminate the agreement should any part of this arrangement be found to be not permitted under applicable law or regulations.

Other Executive Officers.    The Compensation Committee has responsibility for the review of compensation of other executive officers of the Company, including executive officers of operating subsidiaries other than Logility, Inc. Compensation of Logility, Inc. executive officers is established or reviewed by the compensation committee of Logility’s Board of Directors. An exception to this rule is Vincent C. Klinges, who is Chief Financial Officer of both American Software and Logility, and whose compensation is reviewed by this Committee. This Committee also has the direct authority to grant stock options to these officers under the Company’s 2001 Stock Option Plan.

The Compensation Committee consults with the Chief Executive Officer in evaluating and establishing executive bonus plans for other executive officers, which plans are customized for each executive officer. To assist in this process, the Committee has reviewed compensation of officers having similar responsibilities with peer group companies, based upon publicly available information

It has been the policy of the Company in consultation with the Compensation Committee to base a substantial portion of executive officer compensation upon the achievement of Company-wide and divisional goals, relating in some cases to growth in revenues, in some cases to growth in net income and in some cases to both of these factors, as well as other factors. The bonus plans for each of the most highly compensated executive officers reflected this approach in fiscal 2005, and they are expected to continue to do so during fiscal 2006. During fiscal 2006, the Compensation Committee will continue to consult with the Chief Executive Officer with respect to executive officer compensation packages, including salary, bonus, stock options and fringe benefits, to ensure that compensation is appropriately related to individual and Company performance, as well as to competitive compensation standards and other relevant criteria. The Committee has approved the grant of stock options to certain executive officers under the Company’s 2001 Stock Option Plan, effective October 10, 2005, in connection with their compensation for fiscal 2006.

Limitations on Deductibility of Executive Compensation.    Since 1994, the Omnibus Budget Reconciliation Act of 1993 has limited the deductibility of executive compensation paid by publicly held corporations to $1 million per employee, subject to various exceptions, including compensation based on performance goals. The Company has not adopted a policy with respect to deductibility of compensation since no executive officer currently receives, or has previously received, taxable income in excess of $1 million per year from the Company. The Compensation Committee will continue to monitor compensation levels closely, particularly in areas of incentive compensation. If the Company’s performance improves substantially, incentive compensation also can be expected to increase and it may become necessary to adopt a long-term incentive compensation plan structured to take advantage of the tax deductibility provided for plans qualifying under the Act of 1993.

By the Compensation Committee:

Thomas L. Newberry, Chairman

David H. Gambrell

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Five Percent Shareholders.    The only persons known by the Company to own beneficially more than 5% of the outstanding shares of common stock of either class of the Company are those set forth below. Unless otherwise noted, this information is as of September 30, 2005. The statements as to securities beneficially owned are based upon information provided by the person(s) concerned. Except as disclosed in the notes to the table, each person has sole voting and investment power with respect to the entire number of shares shown as beneficially owned by that person.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	SHARES BENEFICIALLY OWNED (1)		PERCENT OF CLASS (1)
CLASS A SHARES	James C. Edenfield c/o American Software, Inc. 470 East Paces Ferry Road, N. E. Atlanta, Georgia 30305	282,225	(2)(3)	1.4	% (4)

	Thomas L. Newberry c/o American Software, Inc. 470 East Paces Ferry Road, N. E. Atlanta, Georgia 30305	282,225	(2)(5)	1.4	% (4)

	AXA Assurances IARD Mutuelle 25, avenue Matignon 75008 Paris, France	1,180,145	(6)	5.8%

	Brown Capital Management, Inc. 1201 North Calvert Street Baltimore, Maryland 21202	2,728,100	(7)	13.3%

	Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	1,113,348	(8)	5.4%

	Wellington Management Company, LLC 75 State Street Boston, MA 02109	1,580,000	(9)	7.7%

CLASS B SHARES	James C. Edenfield	3,489,994	(2)(10)	100.0%
	Thomas L. Newberry	3,489,994	(2)(11)	100.0%

(1)	Class A share percentages are based on an aggregate of 20,502,638 Class A shares outstanding as of September 30, 2005, plus any shares issuable pursuant to options currently exercisable or which shall become exercisable within 60 days of September 30, 2005 (“60-day option shares”).
(2)	Each of Dr. Newberry and Mr. Edenfield have filed an amended Schedule 13G with the Securities and Exchange Commission stating that they, acting as a group, share voting power with respect to all shares beneficially held by them. Accordingly, Mr. Edenfield’s beneficially owned shares include shares of which Dr. Newberry is the record owner or as to which he controls or shares voting or dispositive rights as well as Dr. Newberry’s 60-day option shares. Similarly, Dr. Newberry’s beneficially owned shares include shares of which Mr. Edenfield is the record owner or as to which he controls or shares voting or dispositive rights as well as Mr. Edenfield’s 60-day option shares.
(3)

Includes 80,000 shares that may be acquired upon the exercise of Mr. Edenfield’s own stock options exercisable within 60 days and 60,000 shares held by the James C. and Norma T. Edenfield Foundation, Inc., as to which Mr. Edenfield has shared voting and investment power; also includes 142,225 Class A shares of which Dr. Newberry is the record owner or which are Dr. Newberry’s 60-day option shares, as to which Mr. Edenfield shares voting power. If all Class B shares were converted into Class A shares, Mr. Edenfield would beneficially own 3,772,219 Class A shares, which would represent approximately 15.7% of the total Class A shares that would be issued and outstanding after such conversion.

(4)	Other than in the election of directors, in which holders of Class A shares and Class B shares vote as separate classes, each outstanding Class A share is entitled to one-tenth vote per share and each outstanding Class B share is entitled to one vote per share on all matters to be brought before the meeting. Based on these relative voting rights, Mr. Edenfield and Dr. Newberry together beneficially own approximately 63.5% of the combined, weighted voting rights of the outstanding Class A and Class B shares.
(5)	Includes 101,000 shares that may be acquired upon the exercise of Dr. Newberry’s own stock options exercisable within 60 days; also includes 140,000 Class A shares of which Mr. Edenfield is the record owner or holder of voting power or which are Mr. Edenfield’s 60-day option shares, as to which Dr. Newberry shares voting power. If all Class B shares were converted into Class A shares, Dr. Newberry would beneficially own 3,772,219 Class A shares, which would represent approximately 15.7% of the total Class A shares that would be issued and outstanding after such conversion.
(6)	Based on Schedule 13G dated February 14, 2005 reporting as of December 31, 2004. Of this amount, the holders had sole voting power as to 426,305 shares and sole disposition powers as to all 1,180,145 shares. 250,000 of the shares were acquired solely for investment purposes on behalf of client discretionary investment advisory accounts; beneficial ownership is disclaimed as to all 1,180,145 shares.
(7)	Based on Schedule 13G amendment dated December 31, 2004 reporting as of December 31, 2004. Of this amount, the holder had sole voting power as to 1,734,300 shares and sole disposition power as to all 2,728,100 shares, which are owned by various investment advisory clients of the record holder.
(8)	Based on Schedule 13G amendment dated February 9, 2005 reporting as of December 31, 2004. The record holder of these shares has reported that the shares are owned by its advisory clients, and that it disclaims beneficial ownership of the shares.
(9)	Based on Schedule 13G dated February 14, 2005 reporting as of December 31, 2004. Of this amount, the reporting person has shared voting power as to 480,000 shares and shared disposition power as to all 1,580,000 shares, which are owned of record by its investment advisory clients.
(10)	Includes 1,404,937 Class B shares of which Dr. Newberry is the record owner, as to which Mr. Edenfield shares voting power.
(11)	Includes 2,085,057 Class B shares of which Mr. Edenfield is the record owner, as to which Dr. Newberry shares voting power.

Directors and Executive Officers.    The following table shows the shares of common stock of the Company, both Class A and Class B, beneficially owned by each director, by each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group as of September 30, 2005. The statements as to securities beneficially owned are based upon information provided by the person(s) concerned. Except as disclosed in the notes to the table, each person has sole voting and investment power with respect to the entire number of shares shown as beneficially owned by that person.

	SHARES BENEFICIALLY OWNED			PERCENT OF CLASS
NAME OF BENEFICIAL OWNER OR DESCRIPTION OF GROUP	CLASS A		CLASS B	CLASS A (1)		CLASS B (1)
James C. Edenfield	282,225	(2)	3,489,994	1.4	% (3)	100.0	% (2)
Thomas L. Newberry	282,225	(4)	3,489,994	1.4	% (3)	100.0	% (4)
Jeffrey W. Coombs	237,750	(5)	-0-	1.1%		—
J. Michael Edenfield	616,000	(6)	-0-	2.9%		—
David H. Gambrell	101,000	(6)	-0-	0.5%		—
Dennis Hogue	47,000	(6)	-0-	0.2%		—
John J. Jarvis	47,000	(7)	-0-	0.2%		—
Vincent C. Klinges	193,506	(8)	-0-	0.9%		—
James B. Miller, Jr.	47,000	(9)	-0-	0.2%		—
Thomas L. Newberry, V	47,000	(6)	-0-	0.2%		—
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (11 Persons)	1,630,231	(10)	3,489,994	7.4%		100.0%

(1)	Share percentages are based on an aggregate of 20,502,638 Class A shares outstanding as of September 30, 2005, plus 60-day option shares held by the person or group in question. There were 3,489,994 Class B shares outstanding as of September 30, 2005.
(2)	See footnotes (2), (3) and (10) to the table under the caption “Five Percent Shareholders,” above.
(3)	For all matters except the election of directors, which involves class voting, Mr. Edenfield and Dr. Newberry together beneficially own approximately 63.5% of the combined, weighted voting rights of the outstanding Class A and Class B shares.
(4)	See footnotes (2), (5) and (11) to the table under the caption “Five Percent Shareholders,” above.
(5)	Includes 192,552 shares subject to options exercisable within 60 days.
(6)	Represents shares subject to options exercisable within 60 days.
(7)	Includes 36,000 shares subject to options exercisable within 60 days.
(8)	Includes 163,250 shares subject to options exercisable within 60 days.
(9)	Includes 35,000 shares subject to options exercisable within 60 days.
(10)	Includes 1,427,552 shares subject to options exercisable within 60 days.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term by giving proper notice. Logility will indemnify us against any damages that we may incur in connection with our performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with our rendering of services under the Services Agreement. For the fiscal years 2005, 2004 and 2003 the services related to this agreement were valued at $1.2 million $1.1 million and $1.2 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities owned or leased by us (or our subsidiaries).

The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated by Logility for any reason with respect to any particular facility upon thirty days’ written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years 2005, 2004 and 2003, the services related to this agreement were valued at $410,000, $454,000 and $469,000, respectively. Included in these costs are lease expense, utilities expense, telephone expense, and security expense.

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

Marketing License Agreement

American Software USA, Inc. (“USA”), a wholly-owned subsidiary of American Software, and Logility had previously entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement ended August 1, 2003, and was not renewed. No payments were made under this agreement for fiscal year 2005 and 2004. In fiscal 2003, the services related to this agreement and a predecessor agreement were valued at $102,000.

Intercompany Loans

As a result of the various transactions between the Company and Logility, amounts payable to and receivable from Logility arise from time to time. At April 30, 2005, there was a receivable from Logility in the amount of $3,559,818.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

General.    During the fiscal year ended April 30, 2005, the Company engaged KPMG LLP to provide certain audit services, including the audit of the annual financial statements, quarterly reviews of the financial statements included in our Forms 10-Q, services performed in connection with filing the Proxy Statement and the Annual Report on Form 10-K by the Company with the SEC, attendance at meetings with the Audit Committee and consultation on matters relating to accounting, tax and financial reporting. KPMG LLP has acted as independent registered public accounting firm for the Company since 1983. Neither KPMG LLP nor any of its associates has any relationship to the Company or any of its subsidiaries except in its capacity as independent certified public accountants.

The Company expects that representatives of KPMG LLP will attend the Annual Meeting of Shareholders. These representatives will be available to respond to appropriate questions raised orally and will be given the opportunity to make a statement if they so desire. The Audit Committee has appointed KPMG LLP as the independent register public accounting firm of the Company for the fiscal year ending April 30, 2006.

Audit Fees and All Other Fees.    The aggregate fees billed to the Company by KPMG LLP for services rendered during fiscal 2005 and fiscal 2004, including fees billed in connection with services rendered to Logility, Inc., are summarized below:

Audit Fees.    Fees for audit services totaled approximately $1,057,000 in fiscal 2005 and approximately $382,000 in fiscal 2004, including fees associated with the annual audit and the reviews of financial statements in quarterly reports on Form 10-Q including Sarbanes Oxley 404 audit fees in fiscal 2005.

Audit Related Fees.    Fees for audit related services totaled approximately $65,000 in fiscal 2005 and approximately $22,000 in fiscal 2004. The audit related services in fiscal 2005 related to Logility’s acquisition of certain assets and the distribution channel of Demand Management, Inc. Audit related services in fiscal 2004 principally included services related to employee benefit plans.

Tax Fees.    There were no fees for tax services, including tax compliance, tax advice and tax planning, billed to the Company by KPMG LLP in fiscal 2005; in fiscal 2004 this amount was $102,000.

All Other Fees.    The Company’s independent registered public accounting firm did not receive fees for other services not described above in fiscal 2005 or in fiscal 2004.

The Audit Committee considered the compatibility of the non-audit services performed by and fees paid to KPMG LLP in fiscal 2005 and the proposed non-audit services and proposed fees for fiscal 2006 and determined that such services and fees are compatible with the independent status of such registered public accounting firm.

During fiscal 2005, KPMG LLP did not utilize any leased personnel in connection with the audit.

In accordance with the rules of Nasdaq and the SEC, the approval of the Audit Committee is required for all independent audit engagement fees and terms and all permitted non-audit engagements (including the fees and terms thereof) that the independent registered public accounting firm perform for the Company. This authority does not extend to engagement fees and terms of engagement with respect to the engagement of independent registered public accounting firm by Logility, Inc.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Page
Report of Independent Registered Public Accounting Firm	117
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2005	118

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

10.15

Asset Purchase Agreement dated as of September 30, 2004 by and among Demand Management, Inc., a Georgia corporation, as purchaser; Demand Management, Inc., a Missouri corporation, as Seller; and the shareholders of Seller. (12)

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 1990.
(3)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2000.
(4)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-86141 filed on Form S-8 on August 30, 1999.
(5)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.
(6)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2002.
(7)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1998.
(8)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1999.
(9)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the fiscal quarter ended January 31, 2004.
(10)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-98513 filed on form S-8 on August 22, 2002.
(11)	Incorporated by reference herein. Filed by the Company as the Prospectus within its Registration Statement No. 33-79640 filed on Form S-3 on June 1, 1994, as amended by Post-Effective Amendment No. 1 filed December 13, 2001.
(12)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the fiscal quarter ended October 31, 2004.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

Under date of October 11, 2005, we reported on the consolidated balance sheets of American Software, Inc. and Subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2005, which are included in the April 30, 2005 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with standards of the Public Company Oversight Board (United States), The effectiveness of American Software, Inc.’s internal control over financial reporting as of April 30, 2005, based on the criteria established in Internal Control—Intergrated Framework issued by the Committee on Sponsoring Organization of the Treadway Commission (COSO), and our report dated October 11, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

The Company excluded the internal control over financial reporting of Demand Management, Inc. (“DMI”) from its assessment of internal control over financial reporting. DMI was acquired by Logility, Inc., an 87%-owned, as of April 30, 2005, subsidiary of the Company, in September 2004 and DMI constituted 12% of the Company’s consolidated assets at April 30, 2005 and 6% of the Company’s consolidated revenues for the fiscal year then ended. Our audit of internal control over financial reporting of American Software, Inc. also excluded an evaluation of the internal control over financial reporting of DMI.

/s/    KPMG LLP

Atlanta, Georgia

October 11, 2005

SCHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2005, 2004, and 2003

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Additions charged to expense	Other Additions (1)	Deductions (2)	Balance at end of year
April 30, 2005	$768	392	202	724	638
April 30, 2004	788	191	11	222	768
April 30, 2003	906	414	—	532	788

(1)	Recovery of previously written-off amounts and beginning balance from acquisition of Demand Management, Inc.
(2)	Write-off of uncollectible accounts.

Deferred Income Tax Valuation Allowance

The deferred tax valuation allowance roll-forward is included in Note 6 of the “Notes to Consolidated Financial Statements” in Item 8 of this Report.

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

Date: October 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JAMES C. EDENFIELD James C. Edenfield	President, Chief Executive Officer, Treasurer and Director	October 11, 2005

/S/ THOMAS L. NEWBERRY Thomas L. Newberry	Chairman of the Board of Directors	October 11, 2005

/S/ J. MICHAEL EDENFIELD J. Michael Edenfield	Director, Executive Vice President	October 11, 2005

/S/ DAVID H. GAMBRELL David H. Gambrell	Director	October 11, 2005

/S/ DENNIS HOGUE Dennis Hogue	Director	October 11, 2005

/S/ JOHN J. JARVIS John J. Jarvis	Director	October 11, 2005

/S/ THOMAS L. NEWBERRY, V Thomas L. Newberry, V.	Director	October 11, 2005

/S/ JAMES B. MILLER, JR. James B. Miller, Jr.	Director	October 11, 2005

/S/ VINCENT C. KLINGES Vincent C. Klinges	Chief Financial Officer	October 11, 2005

/S/ MICHAEL R. DOWLING Michael R. Dowling	Controller and Principal Accounting Officer	October 11, 2005