Form 10-Q
period 2005-07-31
AMERICAN SOFTWARE INC
filed 2005-10-14
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Form 10-Q

Quarter ended July 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2005	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$27,458	$31,147
Investments	28,376	24,898
Trade accounts receivable, less allowance for doubtful accounts of $546 at July 31, 2005 and $638 at April 30, 2005:
Billed	9,410	9,008
Unbilled	3,429	3,503
Prepaid expenses and other current assets	1,937	2,238

Total current assets	70,610	70,794
Investments - noncurrent	1,906	3,016
Property and equipment, less accumulated depreciation and amortization	7,924	7,977
Capitalized software, less accumulated amortization	7,128	6,637
Goodwill, less accumulated amortization	10,344	10,344
Other intangible, net	3,112	2,138
Deferred income taxes	714	1,972
Other assets	1,532	1,466

	$103,270	$104,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,061	$1,313
Accrued compensation and related costs	1,608	1,975
Dividends payable	1,679	1,677
Other current liabilities	3,739	3,772
Deferred income taxes	121	121
Deferred revenue	14,304	13,731

Total current liabilities	22,512	22,589

Minority interest	3,419	3,978
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares:
Issued and outstanding 24,281,039 shares at July 31, 2005 and 24,224,198 shares at April 30, 2005	2,428	2,422
Class B, $.10 par value. Authorized 10,000,000 shares:
Issued and outstanding 3,489,994 shares at July 31, 2005 and 3,519,994 shares at April 30, 2005; convertible into Class A shares on a one-for-one basis	349	352
Additional paid-in capital	75,919	75,706
Accumulated other comprehensive income	140	139
Retained earnings	19,008	19,663
Class A treasury stock, 3,782,185 shares at July 31, 2005 and April 30, 2005	(20,505)	(20,505)

Total shareholders’ equity	77,339	77,777

Commitments and contingencies

	$103,270	$104,344

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2005	2004
Revenues:
License	$3,444	$2,557
Services and other	7,687	6,779
Maintenance	5,635	4,369

Total revenues	16,766	13,705

Cost of revenues:
License	1,074	903
Services and other	5,529	4,719
Maintenance	1,568	1,158

Total cost of revenues	8,171	6,780

Gross margin	8,595	6,925

Research and development	1,511	1,142
Sales and marketing	3,112	2,895
General and administrative	3,082	2,286
Amortization of acquisition-related intangibles	88	—
Provision for doubtful accounts	73	37

Total operating expenses	7,866	6,360

Operating income	729	565

Other income:
Interest income	399	189
Other, net	718	444

Earnings before income taxes and minority interest	1,846	1,198
Income tax expense	(724)	—
Minority interest expense	(98)	(48)

Net earnings	$1,024	$1,150

Earnings per common share:
Basic	$0.04	$0.05
Diluted	0.04	$0.05

Shares used in the calculation of earnings per common share:
Basic	23,970	23,563
Diluted	25,064	25,058

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$1,024	$1,150
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	981	1,043
Bond amortization	(32)	70
Net (gain) loss on investments	(524)	10
Minority interest in net earnings of subsidiary	98	48
Deferred income taxes	664	—
Changes in operating assets and liabilities:
Purchases of trading securities	(4,676)	(4,103)
Proceeds from sale of trading securities	3,863	3,356
Proceeds from maturities of trading securities	—	100
Accounts receivable, net	(328)	969
Prepaid expenses and other assets	237	264
Accounts payable and other liabilities	(647)	(532)
Deferred revenue	573	(72)

Net cash provided by operating activities	1,233	2,303

Cash flows from investing activities:
Capitalized computer software development costs	(904)	(746)
Intangible assets	(684)	—
Purchases of property and equipment, net of disposals	(211)	(274)
Proceeds from maturities of investments	(28,373)	22,990
Purchases of investments	27,373	(23,178)
Purchases of common stock by subsidiary	(532)	—

Net cash used in investing activities	(3,331)	(1,208)

Cash flows from financing activities:
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	11	—
Proceeds from exercise of stock options	79	330
Dividends paid	(1,681)	(1,412)

Net cash used in financing activities	(1,591)	(1,082)

Net change in cash and cash equivalents	(3,689)	13

Cash and cash equivalents at beginning of period	31,147	37,530

Cash and cash equivalents at end of period	$27,458	$37,543

See accompanying notes to condensed consolidated financial statements - unaudited

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2005

A.	Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. You should review these consolidated financial statements in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, as filed with the SEC. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period. Certain prior year balances have been reclassified to conform to the current year presentation.

B.	Revenue Recognition

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed under primarily time and materials arrangements and are recognized as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, (EITF No. 01-14), the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

July 31, 2005

under services and other.

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

C.	Major Customer

Two customers accounted for 11% each of our total revenues for the three months ended July 31, 2005 and one customer accounted for 12% of our total revenues for the three months ended July 31, 2004. The related accounts receivable balances for the two customers as of July 31, 2005 were approximately $1.1 million and $213,000.

D.	Declaration of Dividend Payable

On May 17, 2005, our Board of Directors declared a quarterly cash dividend of $0.07 per share of American Software common stock. The cash dividend is payable on September 5, 2005 to Class A and Class B shareholders of record at the close of business on August 22, 2005.

E.	Net Earnings Per Common Share

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

July 31, 2005

We use the same numerator in calculating both basic and diluted net earnings per common share for a given period. We base the denominator on the number of common shares as shown in the following table:

	Three Months Ended July 31,
	2005	2004
	(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	20,464	19,965
Class B Shares	3,506	3,598

Basic weighted average common shares outstanding	23,970	23,563

Dilutive effect of outstanding Class A common stock options outstanding	1,094	1,495

Total	25,064	25,058

Net earnings	$1,024	$1,150

Net earnings per common share:
Basic	$0.04	$0.05

Diluted	$0.04	$0.05

For the three months ended July 31, 2005 we excluded options to purchase 596,054 shares of common stock and for the three months ended July 31, 2004, we excluded options to purchase 288,125 shares of common stock from the computation of diluted earnings per share of common stock. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of July 31, 2005, we had a total of 3,260,447 options outstanding and as of July 31, 2004 we had a total of 3,533,053 options outstanding.

F. Acquisitions

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

July 31, 2005

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

Management believes that the purchase accounting related to this acquisition will be finalized by the end of the second fiscal quarter of fiscal year 2006. The primary outstanding issue is related to contingent liabilities, which totaled approximately $294,000 as of July 31, 2005.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

July 31, 2005

Pro Forma Information

The following unaudited pro forma information presents our results of operations for the three months ended July 31, 2004 as if the acquisition had taken place at the beginning of the periods presented (in thousands, except per share data):

Three Months Ended July 31, 2004
Total revenues	$16,051
Net earnings	1,139
Net earnings per common share (basic)	0.05
Net earnings per common share (diluted)	0.05
Weighted average number of common shares outstanding (basic)	23,563
Weighted average number of common shares outstanding (diluted)	25,058

These pro forma results of operations include adjustments to the historical financial statements of the consolidated companies and have been prepared for comparative purposes only. These pro forma results do not purport to be indicative of our actual results of operations had the acquisition occurred at the beginning of the periods presented or which may occur in the future.

On June 27, 2005, Logility Inc., our now approximately 89% owned subsidiary, purchased 247,189 shares of its common stock for approximately $1.5 million. In accordance with SFAS No. 141, “Business Combinations,” we have accounted for this transaction under the purchase method of accounting. The total amount allocated to this transaction was $1.6 million, which includes approximately $595,000 related to the non-cash tax effects of this treasury stock purchase. We have preliminarily allocated the $1.6 million to capitalized software development costs, totaling approximately $463,000, and intangible assets, totaling approximately $1.1 million, based on management’s estimates of fair value at the date of the transaction. We will complete this allocation process by the end of the second fiscal quarter of fiscal 2006. The estimating process included analyses based on income, cost, and market approaches. These costs which are being amortized ratably based on the projected revenues associated with the related assets of Logility, Inc. or on a straight-line basis over three to six years, whichever method results in a higher level of amortization. Amortization of these capitalized costs is included in the cost of license revenues and general and administrative costs in the accompanying condensed consolidated statements of operations for capitalized software development costs and intangible assets, respectively. The Company expects to incur approximately $280,000 of amortization expense related to this transaction in fiscal 2006.

G. Stock Compensation Plans

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

July 31, 2005

generally if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.

The following table illustrates the pro-forma effect on net earnings as if we had applied the fair-value based method in each period:

	Three months ended July 31,
	2005	2004
	(In thousands, except per share data)
Net earnings as reported	$1,024	$1,150
Deduct stock-based compensation expense determined under the fair value method, net of income taxes	(272)	(223)

Pro forma net earnings	$752	$927

Basic earnings per share:
As reported	$0.04	$0.05
Pro forma	$0.03	$0.04

Diluted earnings per share:
As reported	$0.04	$0.05
Pro forma	$0.03	$0.04

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

July 31, 2005

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

H.	Comprehensive Income

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

I.	Industry Segments

We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Enterprise Resource Planning, which automates customers’ internal financing, human resources, and manufacturing functions; (ii) Collaborative Supply Chain Management, which provides business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 89%-owned subsidiary Logility, Inc., including its subsidiary, DMI. In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2005 and July 31, 2004:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

July 31, 2005

	Three Months Ended July 31,
	2005	2004
Revenues:
Enterprise Resource Planning	$5,130	$5,328
Collaborative Supply Chain Management	7,903	5,431
IT Consulting	3,733	2,946

	$16,766	$13,705

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(86)	$201
Collaborative Supply Chain Management	759	266
IT Consulting	56	98

	$729	$565

Intersegment eliminations:
Enterprise Resource Planning	$(402)	$(384)
Collaborative Supply Chain Management	402	384
IT Consulting	—	—

	$—	$—

Operating income after intersegment eliminations:
Enterprise Resource Planning	$(488)	$(183)
Collaborative Supply Chain Management	1,161	650
IT Consulting	56	98

	$729	$565

Capital expenditures:
Enterprise Resource Planning	$148	$214
Collaborative Supply Chain Management	63	60
IT Consulting	—	—

	$211	$274

Capitalized Software:
Enterprise Resource Planning	$463	$76
Collaborative Supply Chain Management	617	670
IT Consulting	—	—

	$1,080	$746

Depreciation and amortization:
Enterprise Resource Planning	$338	$232
Collaborative Supply Chain Management	643	810
IT Consulting	—	1

	$981	$1,043

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

July 31, 2005

J. Leases

We have various operating and facilities leases. Expense under these operating and facilities leases was $228,000 for the three months ended July 31, 2005 and $294,000 for the three months ended July 31, 2004.

K. Subsequent Event

On August 22, 2005, our Board of Directors declared a quarterly cash dividend of $0.07 per share of American Software common stock. The cash dividend is payable on December 9, 2005 to Class A and Class B shareholders of record at the close of business on November 18, 2005.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. We discuss certain factors in greater detail in “Business Overview”, below. The terms “fiscal 2006” and “fiscal 2005” refer to our fiscal years ending April 30, 2006 and 2005, respectively.

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

BUSINESS OVERVIEW

American Software, Inc. (“American Software” or the “Company”) was incorporated as a Georgia corporation in 1970. We develop, market and support a portfolio of software and services that deliver enterprise management and collaborative supply chain solutions to the global marketplace. We have designed our software and services to bring business value to enterprises by supporting their operations over intranets, extranets, client/servers or the Internet. References to “the Company,” “our products,” “our software,” “our services” and similar references include the appropriate business unit actually providing the product or service.

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Enterprise Resource Planning (“ERP”), (2) Collaborative Supply Chain Management (“SCM”), and (3) Information Technology (“IT”) Consulting. The Collaborative Supply Chain Management segment consists of Logility, Inc., an 89% owned subsidiary which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry specific business software to both retailers and manufacturers in the Apparel, Sewn Products and Furniture industries. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm.

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc., (DMI) a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers, which brought the Logility customer base to approximately 1,100 companies, located in 70 countries and gives Logility what is believed to be the largest installed base of supply chain planning customers among application software vendors. Since the acquisition, Logility has continued to market and sell the Demand Solutions product line through Demand Management’s existing value-added reseller (VAR) distribution network. Logility also continues to offer the Logility Voyager Solutions™ suite to its traditional target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

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

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors as well as agent commission expenses related to license revenues generated by the indirect channel primarily from DMI. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel primarily from DMI. We account for the development costs of software intended for sale in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

We currently view the following factors as the primary opportunities and risks associated with our business:

Strategic Relationships. We intend to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate our solutions into their services and products and to create joint marketing opportunities. We have a number of marketing alliances, including those with IBM and SSA Global Technologies. In addition, we have developed a network of international agents who assist in the sale and support of its products. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position.

Dependence on Capital Spending Patterns. There is risk associated with our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control.

Acquisition Opportunities. There are opportunities for select acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets.

Acquisition Risks. There are risks associated with acquisitions of complementary companies, products and technologies, including the risks that we will not achieve the financial and strategic goals that we contemplate at the time of the transaction. More specifically, in any acquisition we will face risks and challenges associated with the uncertain value of the acquired business or assets, the difficulty of assimilating operations and personnel, integrating acquired technologies and products and maintaining the loyalty of the customers of the acquired business.

Competitive Technologies. There is a risk that our competitors may develop technologies that are substantially equivalent or superior to our technology.

Competition in General. There are risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; for example, some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

Sarbanes-Oxley Section 404. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include our assessment of the effectiveness of our internal control over financial reporting in our annual reports. Our independent registered public accounting firm is also required to attest to whether or not our assessment is fairly stated in all material respects and to separately report on whether or not they believe that we maintained, in all material respects, effective internal control over financial reporting. If for any fiscal year we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a possible loss of public confidence in the reliability of our financial reporting. Such a failure, as well as difficulties in implementing required new or improved controls, could result in our inability to provide timely and reliable financial information and could adversely affect our business.

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2005 and 2004:

			Pct. Change in Dollars
	Percentage of Total Revenues
	2005	2004	2005 vs 2004
Revenues:
License fees	20%	19%	35%
Services and other	46%	49%	13%
Maintenance	34%	32%	29%

Total revenues	100%	100%	22%

Cost of revenues:
License fees	7%	7%	19%
Services and other	33%	34%	17%
Maintenance	9%	8%	35%

Total cost of revenues	49%	49%	21%

Gross margin	51%	51%	24%

Operating expenses:
Research and development costs	9%	8%	32%
Sales and marketing expense	19%	21%	7%
General and administrative expenses	18%	17%	35%
Amortization of acquisition-related intangibles	1%	0%	—
Provision for doubtful accounts	0%	0%	—

Total operating expenses	47%	46%	24%

Operating income	4%	4%	29%
Other income, net	7%	5%	76%

Earnings before income taxes and minority interest	11%	9%	54%
Income taxes	(4)%	0%	—
Minority interest	(1)%	(0)%	—

Net earnings	6%	8%	(11)%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

REVENUES:

For the three months ended July 31, 2005, the increase in revenues from the quarter ended July 31, 2004 was primarily attributable to an increase in license fees and maintenance revenues, and to a lesser extent an increase in services revenues. DMI contributed $2.1 million in total revenues for the three months ended July 31, 2005, and zero in the three months ended July 31, 2004 since the Company acquired DMI on September 30, 2004. International revenues represented approximately 9% of total revenues in the three months ended July 31, 2005 and 6% for the three months ended July 31, 2004. This increase was due primarily to DMI which receives a larger portion of its revenue from international customers than the Company prior to the acquisition. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

LICENSES. For the quarter ended July 31, 2005, the increase in license fee revenues was due primarily to increased license fees from our Logility subsidiary as a result of the DMI acquisition subsequent to the end of the corresponding period a year ago and to a lesser extent an increase in overall license fees sales due to an improved selling environment and better sales execution. License fee revenues from Logility increased 72% to $2.4 million, of which DMI contributed $876,000 compared to the same period last year. Logility constituted 71% of total license fee revenues for the quarter ended July 31, 2005, compared to $1.4 million for the comparable quarter a year ago, which comprised 55% of total license fee revenues for that period.

The direct sales channel provided approximately 75% of license fee revenues for the quarter ended July 31, 2005, compared to approximately 94% in the comparable quarter a year ago. This decrease was due primarily to greater indirect channel sales resulting from the DMI acquisition, as DMI sales are made primarily through its VAR network. For the quarter ended July 31, 2005, our margins after commissions on direct sales were approximately 87%, and our margins after commissions on indirect sales were approximately 44%. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. For the three months ended July 31, 2005, the increases in services and other revenues were due primarily to increased services revenues from our IT consulting segment. This segment realized increased revenues from both new and existing customers. For the quarter ended July 31, 2005, our IT Consulting segment’s revenues increased 27% when compared to the prior year quarter, from $2.9 million to $3.7 million. For the quarter ended July 31, 2005, services and other revenues from Logility increased 15%, to $1.5 million compared to $1.3 million for the corresponding prior year period. This increase was due primarily to increased services revenues resulting from the DMI acquisition and increased software implementation activity in general due to higher sales. We have observed that there is a tendency for services and other revenues, other than IT consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. For the quarter ended July 31, 2005, maintenance revenues from Logility increased 46% to $4.0 million, and constituted 71% of total maintenance revenues, compared to $2.8 million for the corresponding prior year period, which comprised 63% of total maintenance revenues. The increases in maintenance revenues for the quarter ended July 31, 2005 were due primarily to increased maintenance revenues resulting from the acquisition of DMI. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended July 31,
	2005		2004
Gross margin on license fees:	$2,370	69%	$1,654	65%
Gross margin on services and other:	$2,158	28%	$2,060	30%
Gross margin on maintenance:	$4,067	72%	$3,211	73%

Total gross margin:	$8,595	51%	$6,925	51%

For the three months ended July 31, 2005, the increase in total gross margin percentage was due primarily to an increase in license fee gross margin percentage partially offset by a decrease in the services and other and maintenance gross margin percentage.

LICENSES. For the three months ended July 31, 2005, gross margin on license fees increased due primarily to higher license fee revenues, and to a lesser extent decreased expense related to amortization of capitalized software development costs and partially offset by agent commission expenses related to license revenues generated by the indirect channel primarily from DMI. License fee gross margin normally is directly related to the level of license fee revenues due to the relatively fixed amortization level of computer software development expense, which is the primary component of cost of license fees.

SERVICES AND OTHER. For the three months ended July 31, 2005, the decrease in services and other gross margin percentage was due primarily to the lower margin nature of services provided by our IT consulting segment, which accounted for a larger proportion of our total services and other revenues.

MAINTENANCE. For the three months ended July 31, 2005, maintenance gross margin percentage was lower due to the DMI acquisition for two primary reasons: 1) the purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues that would have otherwise been recognized in the current quarter, and 2) agent commission expense related to maintenance revenues generated by the indirect channel. We expect maintenance revenues and related margins for DMI during comparable future periods to increase slightly, assuming retention of the current customer base.

EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	July 31, 2005	Percent Change	July 31, 2004
Total capitalized computer software development costs	$617	-17%	$746
Percentage of gross product research and development costs	24%		40%

Purchase accounting impact on share repurchases by subsidiary and related tax effect	463	nm	—
Percentage of total revenues	3%

Total research and development expense	1,511	32%	1,142

Percentage of total revenues	9%		8%

Total research and development expense and capitalized computer software development costs	$2,591	nm	$1,888

Percentage of total revenues	15%		14%

Total amortization of capitalized computer software development costs	$589	-27%	$807

nm: not meaningful

For the three months ended July 31, 2005, gross product research and development costs increased when compared to the comparable period last year and capitalized software development costs decreased when compared to the comparable period last year. This change was primarily due to the DMI acquisition, which added gross R&D costs but did not capitalize any R&D costs during the period. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects in the pipeline. However, we expect capitalized software amortization to increase in the future as projects achieve “general availability” and amortization commences.

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s share repurchases. During the three months ended July 31, 2005, the Company capitalized $463,000 (including $176,000 related to the non-cash tax effects of these share repurchases) as a result of such repurchases. These costs which are being amortized ratably based on the projected revenues associated with the related assets of Logility, Inc. or on a straight-line basis over three years, whichever method results in a higher level of amortization. We included amortization of these capitalized costs, including share repurchases from prior periods, in the cost of license revenues in the consolidated statements of operations, which totaled $94,000 for the three months ended July 31, 2005.

Sales and Marketing

For the three months ended July 31, 2005, the increase in sales and marketing expenses when compared to the same period a year ago was due primarily to the increase in sales and marketing expenses resulting from the DMI acquisition during the year partially offset by lower expenses in the remaining product lines due to lower sales commissions and marketing expenses. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended July 31, 2005, the increases in general and administrative expenses were due to increases in employee headcount resulting from the DMI acquisition and additional expenses related to audit fees. At July 31, 2005, the total number of employees was 300, compared to 276 at July 31, 2004.

Other Income

Other income is comprised of interest and dividend income, rental income and realized and unrealized gains and losses from investments. For the three months ended July 31, 2005, the increase in other income was due primarily to higher unrealized gains on investments in the current quarter and to a lesser extent to increased rental income from new leases of space in our headquarters building when compared to the comparable period last year.

Income Taxes

In the three months ended July 31, 2005, we recorded income tax expense of approximately $724,000 compared to zero in the three months ended July 31, 2004. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized.

Minority Interest

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to Logility’s net earnings in the three months ended July 31, 2005, minority interest decreased earnings by approximately $98,000 compared to a reduction of earnings of approximately $48,000 for the same three months a year ago.

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

The following tables show information about our cash flows and liquidity positions during the three months ended July 31, 2005 and July 31, 2004. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

	Three Months Ended July 31, (in thousands)
	2005	2004
Net cash provided by operating activities	$1,233	$2,303
Net cash used in investing activities	(3,331)	(1,208)
Net cash used in financing activities	(1,591)	(1,082)

Net change in cash and cash equivalents	$(3,689)	$13

For the three months ended July 31, 2005, when compared to the prior year period, the decrease in cash provided by operating activities was due primarily to an increase in accounts receivable, and to a lesser extent increased gain on investments. These were partially offset by increases in deferred income taxes and deferred revenues. The increase in cash used in investing activities when compared to the prior year period was due primarily to the purchase of treasury shares by subsidiary. The increase in cash used in financing activities was due primarily to increase in the quarterly dividends when compare to prior year.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31, (in thousands)
	2005	2004
Cash and cash equivalents	$27,458	$37,543
Short and Long-Term Investments	30,282	29,591

Total cash and short and long term investments	$57,740	$67,134

Net (decrease) increase in total cash and investments (three months ended July 31)	$(1,321)	$768

Our total activities used cash and investments during the three months ended July 31, 2005, when compared to the prior year period, due primarily to the purchase of treasury shares by subsidiary and to a lesser extent the payment of cash dividends to common shareholders.

Days Sales Outstanding in accounts receivable were 72 days as of July 31, 2005, compared to 61 days as of July 31, 2004. This increase was due primarily to accounts receivable acquired through the purchase of DMI. Our current ratio on July 31, 2005 was 3.1 to 1 and on July 31, 2004 was 4.7 to 1. This decrease was due primarily to the decrease in cash and cash equivalents.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $57.7 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that Logility generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments).

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through October 10, 2005, we have repurchased 247,232 shares of common stock at a cost of approximately $1.1 million. We did not make any repurchases of our common stock in the quarter ended July 31, 2005. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter and the number of remaining shares available for purchase under existing repurchase programs.

In November, 1998, the Logility Board of Directors approved a resolution authorizing the repurchase of up to 800,000 shares of its common stock through open market purchases at prevailing market prices. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,200,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For all repurchase plans, through October 10, 2005, Logility had purchased a cumulative total of approximately 1,281,000 shares at a total cost of approximately $7.7 million. In the first quarter of fiscal 2006, Logility purchased approximately 272,000 shares of its common stock at an average price of $6.00 per share for a total price of $1.6 million. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter and the number of remaining shares available for purchase under our existing repurchase program.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are important to the portrayal of our financial condition and results of operations. These policies also require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, we described the policies and estimates relating to revenue recognition, allowance for doubtful accounts, valuation of acquired business, valuation of long-lived and intangible assets, valuation of capitalized software assets and income taxes as our critical accounting policies. Since then, we have made no changes to our reported critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In the three months ended July 31, 2005, we generated approximately 9% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominated those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. The effect of foreign exchange rate fluctuations on us in the first three months of fiscal 2006 was not material. In addition, a 10% movement in foreign currency rates would not have a material impact on our financial condition or results of operations. We have not engaged in any hedging activities.

Interest rates and other market risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of July 31, 2005 was approximately $56.6 million.

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

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

As of the end of the period covered by this report, our management evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

In our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, management identified material weaknesses in internal control over financial reporting related to Revenue Recognition and Accounting for Income Taxes. Accordingly, management concluded that our internal control over financial reporting was not effective as of April 30, 2005. Since that time, the Company implemented additional internal control over financial reporting to remediate these material weaknesses. These control improvements included:

Revenue recognition

•	We implemented a policy which lowered the threshold of license revenue contracts that must be reviewed by corporate headquarters.

•	We have implemented lower thresholds for required reviews of revenue related analyses and calculations for license revenue contracts including a secondary review of the Company’s non-standard multiple element arrangements.

Accounting for income taxes

•	We have implemented enhanced procedures for the preparation and review of the accounting for income taxes, including hiring a regional accounting firm to further assist in the preparation on a quarterly and annual basis.

•	We implemented review procedures to monitor and evaluate the realization of our deferred tax assets.

In addition, we are in the process of making further changes to our internal control over financial reporting as described below:

Revenue recognition

•	Implementing the use of review templates to help ensure accuracy and identify changes to standard terms and conditions.

•	Carrying out additional training of accounting personnel as it relates to revenue recognition standards.

Accounting for income taxes

•	Accelerating the timing of the preparation of the quarterly and annual income tax provision and enhancing the levels of review of supporting documentation.

•	Engaging a regional accounting firm specializing in, among other things, tax and consulting services, to further assist the Company in its preparation of the quarterly and annual income tax provision.

These changes are part of our overall program that is intended to remediate all material weaknesses by April 30, 2006.

The Company excluded the internal controls of Demand Management, Inc. (“DMI”) from its assessment of internal controls. DMI was acquired in September 2004 by Logility, Inc., an 89%-owned subsidiary of the Company as of July 31, 2005, and DMI constituted 12% of the Company’s consolidated assets at July 31, 2005 and 13% of the Company’s consolidated revenues for the three months then ended.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the three months ended July 31, 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2005 through May 31, 2005	0	$0.00	0	1,752,768
June 1, 2005 through June 30, 2005	0	$0.00	0	1,752,768
July 1, 2005 through July 31, 2005	0	$0.00	0	1,752,768

Total Fiscal 2006 First Quarter	0	$0.00	0	1,752,768

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the three months ended July 31, 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2005 through May 31, 2005	0	$0.00	0	541,085
June 1, 2005 through June 30, 2005	272,189	$6.00	272,189	268,896
July 1, 2005 through July 31, 2005	0	$0.00	0	268,896

Total Fiscal 2006 First Quarter	272,189	$6.00	272,189	268,896

*	The Logility Board of Directors approved the above share purchase authority in November 1998 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

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

AMERICAN SOFTWARE, INC.

Date: October 14, 2005	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: October 14, 2005	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: October 14, 2005	By:	/s/ Michael R. Dowling
Michael R. Dowling
Controller and Principal Accounting Officer