Form 10-Q
period 2005-10-31
AMERICAN SOFTWARE INC
filed 2005-12-12
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 5, 2005
Class A Common Stock, $.10 par value	20,505,326 Shares
Class B Common Stock, $.10 par value	3,489,994 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2005	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$25,017	$31,147
Investments	29,426	24,898
Trade accounts receivable, less allowance for doubtful accounts of $489 at October 31, 2005 and $638 at April 30, 2005:
Billed	8,479	9,008
Unbilled	4,019	3,503
Prepaid expenses and other current assets	2,642	2,238

Total current assets	69,583	70,794

Investments - noncurrent	2,729	3,016
Property and equipment, net	7,737	7,977
Capitalized Software, net	6,597	6,637
Goodwill, net	11,121	10,344
Other intangibles, net	2,126	2,138
Deferred income taxes	394	1,972
Other assets	1,504	1,466

	$101,791	$104,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$887	$1,313
Accrued compensation and related costs	2,601	1,975
Dividends payable	1,680	1,677
Other current liabilities	2,523	3,772
Deferred income taxes	294	121
Deferred revenue	13,430	13,731

Total current liabilities	21,415	22,589

Minority interest	3,339	3,978
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 24,287,511 shares at October 31, 2005 and 24,224,198 shares at April 30, 2005	2,429	2,422
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 3,489,994 shares at October 31, 2005 and 3,519,994 shares at April 30, 2005; convertible into Class A shares on a one-for-one basis	349	352
Additional paid-in capital	76,478	75,706
Accumulated other comprehensive income	140	139
Retained earnings	18,146	19,663
Class A treasury stock, 3,782,185 shares at October 31, 2005 and April 30, 2005	(20,505)	(20,505)

Total shareholders’ equity	77,037	77,777

Commitments and contingencies

	$101,791	$104,344

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Revenues:
License	$4,989	$2,547	$8,433	$5,104
Services and other	8,114	7,637	15,801	14,416
Maintenance	5,931	4,693	11,566	9,062

Total revenues	19,034	14,877	35,800	28,582

Cost of revenues:
License	1,008	892	2,082	1,795
Services and other	5,964	5,334	11,493	10,053
Maintenance	1,639	1,342	3,207	2,500

Total cost of revenues	8,611	7,568	16,782	14,348

Gross margin	10,423	7,309	19,018	14,234

Research and development	1,601	1,139	3,112	2,281
Sales and marketing	3,524	2,891	6,636	5,786
General and administrative	3,329	2,393	6,411	4,633
Amortization of acquisition-related intangibles	87	38	175	38
Provision for doubtful accounts	85	38	158	121

Total operating expenses	8,626	6,499	16,492	12,859

Operating income	1,797	810	2,526	1,375

Other income:
Interest income	442	344	841	644
Other, net	(241)	259	477	592

Earnings before income taxes	1,998	1,413	3,844	2,611
Income tax expense	(758)	—	(1,482)	—
Minority interest expense (income)	(421)	68	(519)	20

Net earnings	$819	$1,481	$1,843	$2,631

Earnings per common share:
Basic	$0.03	$0.06	$0.08	$0.11

Diluted	$0.03	$0.06	$0.07	$0.10

Cash dividends declared per common share:	$0.07	$0.07	$0.14	$0.14

Shares used in the calculation of earnings per common share:
Basic	23,992	23,693	23,981	23,628
Diluted	25,167	25,138	24,921	25,090

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$1,843	$2,631
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,830	2,184
Bond amortization	(47)	136
Net (gain) loss on investments	(369)	(305)
Minority interest in net earnings of subsidiary	519	(20)
Deferred income taxes	1,649	—
Investment impairment and other non-cash items	160	106
Changes in operating assets and liabilities:
Purchases of trading securities	(12,617)	(8,372)
Proceeds from sale of trading securities	10,205	6,629
Proceeds from maturities of trading securities	—	100
Accounts receivable, net	13	(9)
Prepaid expenses and other assets	(601)	(931)
Accounts payable and other liabilities	(748)	(598)
Deferred revenue	(301)	(912)

Net cash provided by operating activities	1,536	639

Cash flows from investing activities:
Capitalized computer software development costs	(1,431)	(1,381)
Intangible assets	(189)	—
Goodwill	(584)
Purchases of property and equipment, net of disposals	(267)	(598)
Proceeds from maturities of investments	49,027	44,511
Purchases of investments	(50,441)	(44,646)
Purchase of majority interest in subsidiaries, net of cash acquired	—	(8,691)
Purchases of common stock by subsidiary	(532)	(769)

Net cash used in investing activities	(4,417)	(11,574)

Cash flows from financing activities:
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	23	—
Proceeds from exercise of stock options	89	663
Dividends paid	(3,361)	(3,066)

Net cash used in financing activities	(3,249)	(2,403)

Net change in cash and cash equivalents	(6,130)	(13,338)

Cash and cash equivalents at beginning of period	31,147	37,530

Cash and cash equivalents at end of period	$25,017	$24,192

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2005

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

C. Revenue Recognition

We recognize revenue in accordance with Statement of Position No. 97-2: Software Revenue Recognition, (SOP 97-2) and Statement of Position No. 98-9: Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions (SOP 98-9).

License. License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we: 1) act as principal in the transaction, 2) take title to the products, 3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded on a gross basis.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed under primarily time and materials arrangements and are recognized as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

October 31, 2005

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

D. Major Customer

One customer accounted for 13% and 14% of our total revenues for the three and six months ended October 31, 2005, respectively, and one customer accounted for 11% of our total revenues for both the three and six months ended October 31, 2004. The related accounts receivable balance for the customer as of October 31, 2005 was approximately $1.4 million.

E. Declaration of Dividend Payable

On August 22, 2005, our Board of Directors declared a quarterly cash dividend of $0.07 per share of American Software Class A and Class B common stock. The cash dividend was payable on December 9, 2005 to Class A and Class B shareholders of record at the close of business on November 18, 2005.

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

October 31, 2005

We use the same numerator in calculating both basic and diluted net earnings per common share for a given period. We base the denominator on the number of common shares as shown in the following table:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	20,502	20,143	20,491	20,049
Class B Shares	3,490	3,550	3,490	3,579

Basic weighted average common shares outstanding	23,992	23,693	23,981	23,628

Dilutive effect of outstanding Class A common stock options outstanding, net of income taxes	1,175	1,445	940	1,462

Total	25,167	25,138	24,921	25,090

Net earnings	$819	$1,481	$1,843	$2,631

Net earnings per common share:
Basic	$0.03	$0.06	$0.08	$0.11

Diluted	$0.03	$0.06	$0.07	$0.10

For the three months ended October 31, 2005, we excluded options to purchase 361,998 shares of common stock and for the six months ended October 31, 2005, we excluded options to purchase 402,543 shares of common stock from the computation of diluted earnings per share of common stock. For the three months ended October 31, 2004, we excluded options to purchase 292,256 shares of common stock from the computation of diluted earnings per share, and for the six months ended October 31, 2004, we excluded options to purchase 290,484 shares of common stock from that computation. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of October 31, 2005, we had a total of 3,496,146 options outstanding and as of October 31, 2004, we had a total of 3,417,627 options outstanding.

G. Acquisitions

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

In accordance with SFAS No. 141, “Business Combinations,” we have accounted for the acquisition under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimates of current fair values. We allocated the total purchase price to the net tangible assets and intangible assets acquired based on management’s estimates of fair value at the date of acquisition. We based the allocation of the total purchase price to the acquired technology and other intangible assets, including trade names and maintenance contracts, on such estimates. The estimating process included analyses based on income, cost, and market approaches. We initially allocated $6.1 million of the total purchase price to goodwill, which is deductible for income tax purposes.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

October 31, 2005

The calculation of the total purchase price was as follows (in thousands):

Tangible Net Book Value	$805
Business Restructuring	(15)
Acquisition Expenses	(358)
Intangible Asset to be Amortized	2,400
Goodwill	5,809

Net Cash Outlay	8,641
Working Capital Adjustment	640
Closing Cash	219

Total Purchase Price	$9,500

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of September 30, 2004 (in thousands):

Accounts receivable	$1,997
Deferred sales commissions	780
Prepaid expenses and other current assets	156
Property and equipment	26
Other non-current assets	179
Intangible assets[1]	2,400
Goodwill	5,809
Accounts payable	(1,043)
Accrued expenses and other current liabilities	(513)
Deferred revenue	(1,150)

Total Cash Outlay	8,641
Cash and cash equivalents	219
Working capital adjustment	640

Total Purchase Price	$9,500

[1]	Includes $1 million for contractual distributor relationships, $800,000 for customer relationships, and $300,000 for trademarks, all of which are subject to straight-line amortization over a period of six years. Also includes $300,000 for current technology, which is subject to straight-line amortization over a period of three years.

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

Management has completed the purchase accounting related to this acquisition. During the three months ended October 31, 2005, we reversed the purchase accounting accrual related to certain contingent liabilities, which totaled approximately $294,000 and reduced goodwill by this same amount.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

October 31, 2005

Pro Forma Information

The following unaudited pro forma information presents our results of operations for the three and six months ended October 31, 2004 as if the acquisition had taken place at the beginning of the periods presented (in thousands, except per share data):

	Three Months Ended October 31, 2004	Six Months Ended October 31, 2004
Total revenues	$17,572	$33,624
Net earnings	1,380	2,519
Net earnings per common share (basic)	0.06	0.11
Net earnings per common share (diluted)	0.05	0.10
Weighted average number of common shares outstanding (basic)	23,693	23,628
Weighted average number of common shares outstanding (diluted)	25,138	25,090

These pro forma results of operations include adjustments to the historical financial statements of the consolidated companies and have been prepared for comparative purposes only. These pro forma results do not purport to be indicative of our actual results of operations had the acquisition occurred at the beginning of the periods presented or which may occur in the future.

Logility Share Repurchase

During the three months ended July 31, 2005, Logility, Inc., our now approximately 89% owned subsidiary, purchased approximately 272,000 shares of its common stock for approximately $1.6 million. In accordance with SFAS No. 141, “Business Combinations,” we have accounted for this transaction under the purchase method of accounting. We have completed the allocation process, which included analyses based on income, cost, and market approaches, of this transaction. As a result of our additional analyses, we revised our step acquisition accounting to allocate a portion of the purchase price to goodwill.

The adjusted total amount allocated from this transaction was $1.2 million (previously $1.6 million), which includes approximately $237,000 (previously $595,000) related to the non-cash tax effects of this treasury stock purchase. We have allocated the $1.2 million to capitalized software development costs, totaling approximately $197,000, intangible assets, totaling approximately $189,000, and goodwill, totaling approximately $821,000, based on management’s estimates of fair value at the date of the transaction. The costs allocated to capitalized software development costs and intangible assets are being amortized ratably based on the projected revenues associated with the related assets of Logility, Inc. or on a straight-line basis over three to six years, whichever method results in a higher level of amortization. Amortization of these capitalized costs is included in the cost of license revenues and general and administrative costs in the accompanying condensed consolidated statements of operations for capitalized software development costs and intangible assets, respectively. We expect to incur approximately $80,000 of amortization expense related to this transaction in fiscal 2006.

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

October 31, 2005

generally if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.

The following table illustrates the pro-forma effect on net earnings as if we had applied the fair-value based method in each period:

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings as reported	$819	$1,481	$1,843	$2,631
Less total stock-based compensation expense determined under fair value based method for all awards	(219)	(337)	(491)	(560)

Pro forma net earnings	$600	$1,144	$1,352	$2,071

Basic earnings per share:
As reported	$0.03	$0.06	$0.08	$0.11
Pro forma	$0.02	$0.05	$0.06	$0.09
Diluted earnings per share:
As reported	$0.03	$0.06	$0.07	$0.10
Pro forma	$0.02	$0.05	$0.05	$0.08

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

October 31, 2005

We will be adopting Statement 123(R) beginning May 1, 2006 and are currently in the process of evaluating the impact and which method will be adopted.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations. The impact of adopting Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

J. Industry Segments

We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Enterprise Resource Planning, which automates customers’ internal financing, human resources, and manufacturing functions; (ii) Collaborative Supply Chain Management, which provides business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 89%-owned subsidiary Logility, Inc., including its subsidiary, DMI. In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2005 and October 31, 2004:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

October 31, 2005

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Revenues:
Enterprise Resource Planning	$5,414	$6,172	$10,544	$11,501
Collaborative Supply Chain Management	9,275	4,831	17,178	10,262
IT Consulting	4,345	3,874	8,078	6,819

	$19,034	$14,877	$35,800	$28,582

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$285	$1,114	$198	$1,315
Collaborative Supply Chain Management	1,267	(544)	2,027	(278)
IT Consulting	245	240	301	338

	$1,797	$810	$2,526	$1,375

Intersegment eliminations:
Enterprise Resource Planning	$(386)	$(369)	$(789)	$(753)
Collaborative Supply Chain Management	386	369	789	753
IT Consulting	—	—	—

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(101)	$745	$(591)	$562
Collaborative Supply Chain Management	1,653	(175)	2,816	475
IT Consulting	245	240	301	338

	$1,797	$810	$2,526	$1,375

Capital expenditures:
Enterprise Resource Planning	$30	$284	$179	$498
Collaborative Supply Chain Management	25	40	88	100
IT Consulting	—	—	—	—

	$55	$324	$267	$598

Capitalized Software:
Enterprise Resource Planning	$(683)	$—	$(220)	$—
Collaborative Supply Chain Management	617	711	1,234	1,381
IT Consulting	—	—	—	—

	$(66)	$711	$1,014	$1,381

Depreciation and amortization:
Enterprise Resource Planning	$203	$292	$542	$524
Collaborative Supply Chain Management	645	848	1,287	1,658
IT Consulting	1	1	1	2

	$849	$1,141	$1,830	$2,184

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

October 31, 2005

K. Leases

We have various operating and facilities leases. Expense under these operating and facilities leases was $223,000 and $452,000 for the three and six months ended October 31, 2005 and $298,000 and $591,000 for the three and six months ended October 31, 2004.

L. Subsequent Event

On November 18, 2005, our Board of Directors declared a quarterly cash dividend of $0.07 per share of American Software Class A and Class B common stock. The cash dividend is payable on March 3, 2006 to Class A and Class B shareholders of record at the close of business on February 17, 2006.

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

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy, and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. Overall Information Technology spending, while still relatively weak when compared to the period prior to the last economic downturn, appears to be improving steadily. We believe Information Technology spending has incrementally improved in the first half of Fiscal 2006 and will continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems.

Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines are improving, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

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

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Enterprise Resource Planning (“ERP”), (2) Collaborative Supply Chain Management (“SCM”), and (3) Information Technology (“IT”) Consulting. The Collaborative Supply Chain Management segment consists of Logility, Inc., an 89% owned subsidiary that provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry specific business software to both retailers and manufacturers in the Apparel, Sewn Products and Furniture industries. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm.

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc. (DMI), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers, which brought the Logility customer base to approximately 1,100 companies, located in 70 countries, and gives Logility what we believe to be the largest installed base of supply chain planning customers among application software vendors. Since the acquisition, Logility has continued to market and sell the Demand Solutions product line through Demand Management’s existing value-added reseller (VAR) distribution network. Logility also continues to offer the Logility Voyager Solutions™ suite to its traditional target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2005 and 2004:

	Percentage of Total Revenues		Pct. Change in Dollars
	2005	2004	2005 vs 2004
Revenues:
License	26%	17%	96%
Services and other	43	51	6
Maintenance	31	32	26

Total revenues	100	100	28

Cost of revenues:
License	5	6	13
Services and other	31	36	12
Maintenance	9	9	22

Total cost of revenues	45	51	14

Gross margin	55	49	43

Research and development	8	8	41
Sales and marketing	19	19	22
General and administrative	17	16	39
Amortization of acquisition-related intangibles	—	—	nm
Provision for doubtful accounts	—	—	nm

Total operating expenses	44	43	33

Operating income	11	6	122
Other income:
Interest income	2	2	28
Other, net	(1)	2	nm

Earnings before income taxes	12	10	41
Income tax expense	(4)	—	nm
Minority interest expense	(2)	—	nm

Net earnings	6%	10%	(45)%

nm - not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2005 and 2004:

	Percentage of Total Revenues		Pct. Change in Dollars
	2005	2004	2005 vs 2004
Revenues:
License	24%	18%	65%
Services and other	44	50	10
Maintenance	32	32	28

Total revenues	100	100	25

Cost of revenues:
License	6	6	16
Services and other	32	35	14
Maintenance	9	9	28

Total cost of revenues	47	50	17

Gross margin	53	50	34

Research and development	9	8	36
Sales and marketing	19	20	15
General and administrative	18	16	38
Amortization of acquisition-related intangibles	—	—	nm
Provision for doubtful accounts	—	—	nm

Total operating expenses	46	44	28

Operating income	7	6	84
Other income:
Interest income	2	2	31
Other, net	1	2	(19)

Earnings before income taxes	10	10	47
Income tax expense	(4)	—	nm
Minority interest expense	(1)	—	nm

Net earnings	5%	10%	(30)%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31,

2005 AND 2004

REVENUES:

For the three and six months ended October 31, 2005, the increase in revenues from the three months ended October 31, 2004 was primarily attributable to an increase in license fees and maintenance revenues, and to a lesser extent an increase in services revenues. DMI contributed $2.2 million in total revenues for the three months ended October 31, 2005, $4.4 million in total revenues for the six months ended October 31, 2005, and $378,000 in total revenues in both the three and six months ended October 31, 2004 since Logility acquired DMI on September 30, 2004. International revenues represented approximately 9% of total revenues in both the three and six months ended October 31, 2005 and 6% for both the three and six months ended October 31, 2004. This increase was due primarily to DMI which receives a larger portion of its revenue from international customers than the Company did prior to the acquisition. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

LICENSES. For the three and six months ended October 31, 2005, the license fee revenues increased 96% and 65% when compared to the same periods in the prior year, due primarily to increased license fees from our Logility subsidiary as a result of an increase in overall license fees sales due to an improved selling environment and better sales execution and to a lesser extent the DMI acquisition. This increase was offset partially by a decrease in our ERP business unit. License fee revenues from Logility increased 447% to $3.6 million, of which DMI contributed $718,000. Logility constituted 72% and 71% of total license fee revenues for the three months and six months ended October 31, 2005, compared to 26% and 41% for the three months and six months ended October 31, 2004.

The direct sales channel provided approximately 85% of license fee revenues for the three months ended October 31, 2005, compared to approximately 91% in the comparable quarter a year ago. This decrease was due primarily to greater indirect channel sales resulting from the DMI acquisition, as DMI sales are made primarily through its VAR network. For the three months ended October 31, 2005, our margins after commissions on direct sales were approximately 87%, and our margins after commissions on indirect sales were approximately 49%. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. For the three and six months ended October 31, 2005, the increases in services and other revenues were due primarily to increased services revenues from our IT consulting segment. This segment realized increased revenues from both new and existing customers. For the three months ended October 31, 2005, our IT Consulting segment’s revenues increased 12% when compared to the prior year three months, to $4.3 million from $3.85 million. For the three months ended October 31, 2005, services and other revenues from Logility increased 16%, to $1.3 million compared to $1.15 million for the corresponding prior year period. This increase was due primarily to increased license fees in recent periods and to a lesser extent services associated with DMI software. We have observed that there is a tendency for services and other revenues, other than IT consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. For the three and six months ended October 31, 2005, maintenance revenues increased primarily from Logility which increased 44% and 45% to $4.3 million and $8.4 million. Logility constituted 73% of total maintenance revenues, compared to 65% of total maintenance for the corresponding prior year period. The increases in maintenance revenues for the quarter ended October 31, 2005 were due primarily to increased maintenance revenues resulting from the acquisition of DMI. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended October 31,				Six months ended October 31,
($000’s omitted)	2005		2004		2005		2004
Gross margin on license fees:	$3,981	80%	$1,655	65%	$6,351	75%	$3,309	65%
Gross margin on services and other:	$2,150	26%	$2,303	30%	$4,308	27%	$4,363	30%
Gross margin on maintenance:	$4,292	72%	$3,351	71%	$8,359	72%	$6,562	72%

Total gross margin:	$10,423	55%	$7,309	49%	$19,018	53%	$14,234	50%

For the three and six months ended October 31, 2005, the increase in total gross margin percentage was due primarily to an increase in license fee gross margin and the maintenance gross margin partially offset by a decrease in the services and other.

LICENSES. For the three and six months ended October 31, 2005, gross margin on license fees increased primarily due to higher license fee revenues, and to a lesser extent decreased expense related to amortization of capitalized software development costs. These factors were partially offset by increased license fee revenues from the indirect channel, principally from DMI, which yields approximately 49% after agent commissions compared to approximately 90% margins after commissions for direct sales. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees, and to a lesser degree are related to the variable expense of DMI’s agent commissions. We expect capitalized software amortization to increase in the future as projects achieve “general availability” and amortization commences.

SERVICES AND OTHER. For the three and six months ended October 31, 2005, the decrease in services and other gross margin percentage was due primarily to the lower margin nature of services provided by our IT consulting segment, which accounted for a larger proportion of our total services and other revenues in those periods.

MAINTENANCE. For the three months ended October 31, 2005, maintenance gross margin percentage was slightly higher and the same percentage for the six months ended October 31, 2005 when compared to the same periods last year due to the DMI acquisition for two primary reasons: 1) the purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues that would have otherwise been recognized in the prior year quarter had less of an impact the current quarter so the gross margin improved, and 2) agent commission expense related to maintenance revenues generated by the indirect channel. We expect maintenance revenues and related margins for DMI during comparable future periods to continue to increase slightly, assuming retention of the current customer base.

EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	October 31, 2005	Percent Change	October 31, 2004
Total capitalized computer software development costs	$617	(13)%	$711
Percentage of gross product research and development costs	36%		38%
Purchase accounting impact on share repurchases by subsidiary and related tax effect	(683)	nm	—
Percentage of total revenues	(4)%
Total research and development expense	1,601	41%	1,139

Percentage of total revenues	8%		8%
Total research and development expense and capitalized computer software development costs	$1,535	(17)%	$1,850

Percentage of total revenues	8%		12%
Total amortization of capitalized computer software development costs	$465	42%	$807

	Six months ended (in thousands)
	October 31, 2005	Percent Change	October 31, 2004
Total capitalized computer software development costs	$1,234	(11)%	$1,381
Percentage of gross product research and development costs	29%		38%
Purchase accounting impact on share repurchases by subsidiary and related tax effect	(220)	nm	—
Percentage of total revenues	(1)%
Total research and development expense	3,112	36%	2,281

Percentage of total revenues	9%		8%
Total research and development expense and capitalized computer software development costs	$4,126	13%	$3,662

Percentage of total revenues	12%		13%
Total amortization of capitalized computer software development costs	$1,054	(35)%	$1,614

nm: not meaningful

For the three and six months ended October 31, 2005, gross product research and development costs increased when compared to the same periods last year and capitalized software development costs decreased when compared to the same periods last year. These changes were primarily due to the DMI acquisition, which added gross R&D costs but did not capitalize any R&D costs during the period. We expect capitalized product development costs to be lower compared to prior year in future quarters as a result of fewer capitalizable R&D projects in the pipeline. However, we expect capitalized software amortization to increase in the future as projects achieve “general availability” and amortization commences.

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s share repurchases. During the six months ended October 31, 2005, the Company capitalized approximately $197,000, net of the reallocation discussed in Note G, as a result of such repurchases. These costs are being amortized ratably based on the projected revenues associated with the related assets of Logility, Inc. or on a straight-line basis over three years, whichever method results in a higher level of amortization. We included amortization of these capitalized costs, including share repurchases from prior periods, in the cost of license revenues in the consolidated statements of operations, which totaled $76,000 and $120,000 for the three and six months ended October 31, 2005.

Sales and Marketing

For the three and six months ended October 31, 2005, the increase in sales and marketing expenses when compared to the same period a year ago was due primarily to an increase in sales commissions as a result of higher license fee sales when compared to the same period last year. In addition, marketing expenses increased from the DMI acquisition. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and six months ended October 31, 2005, the increases in general and administrative expenses were due to an accrual for performance based compensation expenses, an increase in audit fees and expenses related to the DMI acquisition. At October 31, 2005, the total number of employees was 308, compared to 320 at October 31, 2004.

Other Income

Other income is comprised of interest and dividend income, rental income and realized and unrealized gains and losses from investments. For both the three and six months ended October 31, 2005, the decrease in other income was due primarily to unrealized losses on investments in the current quarter and an investment impairment charge related to a minority investment of $160,000 compared to the prior year quarter which included an investment impairment charge of $100,000. This was slightly offset by an increase in rental income from new leases of space in our headquarters building when compared to the same period last year.

Income Taxes

In the three months ended October 31, 2005, we recorded income tax expense of approximately $758,000 and in the six months ended October 31, 2005, we recorded income tax expense of approximately $1.5 million compared to no income tax expense recorded in the three and six month periods ended October 31, 2004 due to the Company having a full valuation allowance on its net deferred tax assets as of October 31, 2004. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized.

Minority Interest

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to Logility’s net earnings in the three and six months ended October 31, 2005, we recorded minority interest expenses of approximately $421,000 for the three months ended October 31, 2005 and $519,000 for the six months ended October 31, 2005. That is compared to our recording minority interest income of approximately $68,000 and $20,000 for comparable periods last year.

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

The following tables show information about our cash flows and liquidity positions during the six months ended October 31, 2005 and October 31, 2004. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

	Six Months Ended October 31, (in thousands)
	2005	2004
Net cash provided by operating activities	$1,536	$639
Net cash used in investing activities	(4,417)	(11,574)
Net cash used in financing activities	(3,249)	(2,403)

Net change in cash and cash equivalents	$(6,130)	$(13,338)

For the six months ended October 31, 2005, the increase in cash provided by operating activities when compared to the same period last year was due primarily to the net income increase when compared to the same period in prior year. The decrease in cash used in investing activities when compared to the prior year period was due primarily to the purchase of DMI in the second quarter of fiscal 2005 for $8.7 million. This was partially offset by increased purchase of treasury shares by our subsidiary. Cash used in financing activities increased when compared to the prior year period, due primarily to an increase in the quarterly dividends and less proceeds from the exercise of stock options.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of October 31, (in thousands)
	2005	2004
Cash and cash equivalents	$25,017	$24,192
Short and Long-Term Investments	32,155	30,783

Total cash and short and long term investments	$57,172	$54,975

Net increase (decrease) in total cash and investments (six months ended October 31)	$(1,889)	$(11,391)

Our total activities used cash and investments during the six months ended October 31, 2005, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 61 days as of October 31, 2005, compared to 75 days as of October 31, 2004. This decrease was due primarily to improved collections. Our current ratio on October 31, 2005 was 3.2 to 1 and on October 31, 2004 was 3.7 to 1. This decrease was due primarily to the increase in deferred revenues.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $57.7 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that Logility generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments).

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through October 10, 2005, we have repurchased 247,232 shares of common stock at a cost of approximately $1.1 million. We did not make any repurchases of our common stock in the quarter ended October 31, 2005. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter and the number of remaining shares available for purchase under existing repurchase programs.

In November, 1998, the Logility Board of Directors approved a resolution authorizing the repurchase of up to 1,150,000 shares of its common stock through open market purchases at prevailing market prices. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For all repurchase plans, through October 10, 2005, Logility had purchased a cumulative total of approximately 1,281,000 shares at a total cost of approximately $7.7 million. In the first quarter of fiscal 2006, Logility purchased approximately 272,000 shares of its common stock at an average price of $6.00 per share for a total price of $1.6 million. In the second quarter of fiscal 2006, Logility did not purchase any shares under this program. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter and the number of remaining shares available for purchase under our existing repurchase program.

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

The Company will be adopting Statement 123(R) beginning May 1, 2006 and is currently in the process of evaluating its impact and which method it will adopt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are important to the portrayal of our financial condition and results of operations. These policies also require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, as filed with the SEC, we described the policies and estimates relating to revenue recognition, allowance for doubtful accounts, valuation of acquired business, valuation of long-lived and intangible assets, valuation of capitalized software assets and income taxes as our critical accounting policies. Since then, we have made no changes to our reported critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In the three and six months ended October 31, 2005, we generated approximately 9% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominated those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. The effect of foreign exchange rate fluctuations on us in the three and six months of fiscal 2006 were not material. In addition, a 10% movement in foreign currency rates would not have a material impact on our financial condition or results of operations. We have not engaged in any hedging activities.

Interest rates and other market risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of October 31, 2005 was approximately $56.1 million.

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

In our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, management identified material weaknesses in internal control over financial reporting related to Revenue Recognition and Accounting for Income Taxes. Accordingly, management concluded that our internal control over financial reporting was not effective as of April 30, 2005. Since that time, we implemented additional internal control over financial reporting to remediate these material weaknesses. These internal control over financial reporting improvements included:

Revenue recognition

•	We have implemented a policy which lowered the threshold of license revenue contracts that must be reviewed by corporate headquarters.

•	We have implemented lower thresholds for required reviews of revenue related analyses and calculations for license revenue contracts including a secondary review of the Company’s non-standard multiple element arrangements.

•	We have implemented the use of review templates to help ensure accuracy and identify changes to standard terms and conditions

Accounting for income taxes

•	We have engaged a regional accounting firm specializing in, among other things, tax and consulting services, to further assist the Company in its preparation of the quarterly and annual income tax provision.

•	We implemented review procedures to monitor and evaluate the realization of our deferred tax assets.

•	We have accelerated the timing of the preparation of the quarterly and annual income tax provision and enhancing the levels of review of supporting documentation.

In addition, we are in the process of making further changes to our internal control over financial reporting as described below:

Revenue recognition

•	We are carrying out additional training of accounting personnel as it relates to revenue recognition standards.

These changes are part of our overall program that is intended to remediate all material weaknesses by April 30, 2006.

Management believes that there are no material inaccuracies or omissions of material fact in this filing on Form 10-Q. Management, to the best of its knowledge, believes that the financial statements presented herein are fairly stated in all material respects.

As of April 30, 2005, we excluded the internal controls over financial reporting of Demand Management, Inc. (“DMI”) from our assessment of internal controls over financial reporting. DMI was acquired in September 2004 by Logility, Inc., an 89%-owned subsidiary of the Company as of October 31, 2005, and DMI constituted 11% of our consolidated assets at October 31, 2005 and 12% of our consolidated revenues for the three months ended October 31, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the three months ended October 31, 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2005 through August 31, 2005	0	$0.00	0	1,752,768
September 1, 2005 through September 30, 2005	0	$0.00	0	1,752,768
October 1, 2005 through October 31, 2005	0	$0.00	0	1,752,768

Total Fiscal 2006 Second Quarter	0	$0.00	0	1,752,768

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the three months ended October 31, 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2005 through August 31, 2005	0	$0.00	0	268,896
September 1, 2005 through September 30, 2005	0	$0.00	0	268,896
October 1, 2005 through October 31, 2005	0	$0.00	0	268,896

Total Fiscal 2006 Second Quarter	0	$0.00	0	268,896

*	The Logility Board of Directors approved the above share purchase authority in November 1998 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1. Memorandum of Understanding with Logility, Inc. dated May 1, 2005 for the resale of Company products by Logility personnel

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 12, 2005	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: December 12, 2005	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 12, 2005	By:	/s/ Michael R. Dowling
Michael R. Dowling
Controller and Principal Accounting Officer