Form 10-Q
period 2006-01-31
AMERICAN SOFTWARE INC
filed 2006-03-13
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 7, 2006
Class A Common Stock, $.10 par value	20,789,929 Shares
Class B Common Stock, $.10 par value	3,424,994 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended January 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2006	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$25,678	$31,147
Investments	31,279	24,898
Trade accounts receivable, less allowance for doubtful accounts of $584 at January 31, 2006 and $638 at April 30, 2005:
Billed	12,734	9,008
Unbilled	3,937	3,503
Prepaid expenses and other current assets	3,009	2,238

Total current assets	76,637	70,794

Investments - noncurrent	1,554	3,016
Property and equipment, net	7,789	7,977
Capitalized software, net	6,857	6,637
Goodwill	11,120	10,344
Other intangibles, net	2,016	2,138
Deferred income taxes	—	1,972
Other assets	1,565	1,466

	$107,538	$104,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$845	$1,313
Accrued compensation and related costs	3,552	1,975
Dividends payable	1,694	1,677
Other current liabilities	3,895	3,772
Deferred income taxes	76	121
Deferred revenue	14,754	13,731

Total current liabilities	24,816	22,589

Deferred income taxes	377	—
Minority interest	3,904	3,978
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 24,557,198 shares at January 31, 2006 and 24,224,198 shares at April 30, 2005	2,456	2,422
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 3,424,994 shares at January 31, 2006 and 3,519,994 shares at April 30, 2005; convertible into Class A shares on a one-for-one basis	342	352
Additional paid-in capital	77,569	75,706
Accumulated other comprehensive income	140	139
Retained earnings	18,439	19,663
Class A treasury stock, 3,782,185 shares at January 31, 2006 and April 30, 2005	(20,505)	(20,505)

Total shareholders’ equity	78,441	77,777

Commitments and contingencies	$107,538	$104,344

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Revenues:
License	$4,952	$3,760	$13,385	$8,864
Services and other	9,110	8,541	24,911	22,957
Maintenance	6,306	5,061	17,872	14,123

Total revenues	20,368	17,362	56,168	45,944

Cost of revenues:
License	747	1,366	2,830	3,161
Services and other	7,110	6,019	18,602	16,072
Maintenance	1,769	1,705	4,976	4,205

Total cost of revenues	9,626	9,090	26,408	23,438

Gross margin	10,742	8,272	29,760	22,506

Research and development	1,743	1,320	4,856	3,601
Sales and marketing	3,675	3,275	10,311	9,061
General and administrative	3,019	2,883	9,429	7,562
Amortization of acquisition-related intangibles	88	79	263	117
Provision for doubtful accounts	98	183	256	258

Total operating expenses	8,623	7,740	25,115	20,599

Operating income	2,119	532	4,645	1,907

Other income (expense):
Interest income	495	336	1,336	980
Other, net	876	496	1,353	1,088

Earnings before income taxes	3,490	1,364	7,334	3,975
Income tax expense	1,277	1,337	2,759	1,337
Minority interest	(226)	23	(745)	43

Net earnings	$1,987	$50	$3,830	$2,681

Earnings per common share:
Basic	$0.08	$0.00	$0.16	$0.11

Diluted	$0.08	$0.00	$0.15	$0.11

Cash dividends declared per common share:	$0.07	$0.07	$0.21	$0.21

Shares used in the calculation of earnings per common share:
Basic	24,088	23,781	24,017	23,679
Diluted	25,349	25,189	25,229	25,094

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$3,830	$2,681
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,437	3,224
Bond amortization	(63)	208
Net gain on investments	(1,020)	(670)
Tax benefit of options exercised	442	—
Minority interest in net earnings of subsidiary	745	(43)
Deferred income taxes	2,553	1,600
Investment impairment and other non-cash items	160	100
Changes in operating assets and liabilities:
Purchases of trading securities	(17,104)	(13,001)
Proceeds from sale of trading securities	13,732	9,876
Proceeds from maturities of trading securities	2,003	1,900
Accounts receivable, net	(4,160)	(2,520)
Prepaid expenses and other assets	(1,030)	(1,117)
Accounts payable and other liabilities	1,182	656
Deferred revenue	1,023	2,136

Net cash provided by operating activities	4,730	5,030

Cash flows from investing activities:
Capitalized computer software development costs	(1,968)	(2,535)
Intangible assets	(189)	—
Goodwill	(584)
Purchases of property and equipment, net of disposals	(538)	(814)
Proceeds from maturities of investments	71,077	70,955
Purchases of investments	(73,546)	(68,137)
Purchase of majority interest in subsidiaries, net of cash acquired	—	(8,691)
Proceeds from exercise of stock options received by subsidiary	548	—
Purchases of common stock by subsidiary	(659)	(633)
Proceeds from sale of life insurance policy	—	159

Net cash used in investing activities	(5,859)	(9,696)

Cash flows from financing activities:
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	32	—
Proceeds from exercise of stock options	698	1,066
Dividends paid	(5,070)	(4,726)

Net cash used in financing activities	(4,340)	(3,660)

Net change in cash and cash equivalents	(5,469)	(8,326)
Cash and cash equivalents at beginning of period	31,147	37,530

Cash and cash equivalents at end of period	$25,678	$29,204

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2006

A.	Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. You should review these condensed consolidated financial statements in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, as filed with the SEC. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period. Certain prior year balances have been reclassified to conform to the current year presentation.

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

January 31, 2006

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

One customer accounted for 15% and 13% of our total revenues for the three and nine months ended January 31, 2006 and one customer accounted for 17% and 14% of our total revenues for the three and nine months ended January 31, 2005. The related accounts receivable balance for the customer as of January 31, 2006 was approximately $1.0 million.

E.	Declaration of Dividend Payable

On November 18, 2005, our Board of Directors declared a quarterly cash dividend of $0.07 per share of American Software Class A and Class B common stock. The cash dividend is payable on March 3, 2006 to Class A and Class B shareholders of record at the close of business on February 17, 2006.

F.	Earnings Per Common Share

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

January 31, 2006

We use the same numerator in calculating both basic and diluted net earnings per common share for a given period. We base the denominator on the number of common shares as shown in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
	(in thousands, except per share data)		(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	20,663	20,232	20,592	20,113
Class B Shares	3,425	3,549	3,425	3,566

Basic weighted average common shares outstanding	24,088	23,781	24,017	23,679

Dilutive effect of outstanding Class A common stock options outstanding, net of income taxes	1,261	1,408	1,212	1,415

Total	25,349	25,189	25,229	25,094

Net earnings	$1,987	$50	$3,830	$2,681

Earnings per common share:
Basic	$0.08	$0.00	$0.16	$0.11

Diluted	$0.08	$0.00	$0.15	$0.11

For the three months ended January 31, 2006, we excluded options to purchase 233,721 shares of common stock and for the nine months ended January 31, 2006, we excluded options to purchase 278,950 shares of common stock from the computation of diluted earnings per share of common stock. For the three months ended January 31, 2005, we excluded options to purchase 287,486 shares of common stock from the computation of diluted earnings per share, and for the nine months ended January 31, 2005, we excluded options to purchase 292,244 shares of common stock from that computation. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of January 31, 2006, we had a total of 3,263,932 options outstanding and as of January 31, 2005 we had a total of 3,297,435 options outstanding.

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

The following unaudited pro forma information presents our results of operations for the nine months ended January 31, 2005 as if the acquisition had taken place at the beginning of the periods presented (in thousands, except per share data):

Nine Months Ended January 31, 2005
Total revenues	$51,214
Net earnings	3,463
Net earnings per common share (basic)	0.15
Net earnings per common share (diluted)	$0.14
Weighted average number of common shares outstanding (basic)	23,679
Weighted average number of common shares outstanding (diluted)	25,094

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

January 31, 2006

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

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of September 30, 2004 (in thousands):

Accounts receivable	$1,997
Deferred sales commissions	780
Prepaid expenses and other current assets	156
Property and equipment	26
Other non-current assets	179
Intangible assets[1]	2,400
Goodwill	5,809
Accounts payable	(1,043)
Accrued expenses and other current liabilities	(513)
Deferred revenue	(1,150)

Total Cash Outlay	8,641
Working capital adjustment	640
Cash and cash equivalents	219

Total Purchase Price	$9,500

[1]	Includes $1 million for contractual distributor relationships, $800,000 for customer relationships, and $300,000 for trademarks, all of which are subject to straight-line amortization over a period of six years. Also includes $300,000 for current technology, which is subject to straight-line amortization over a period of three years.

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

Management has completed the purchase accounting related to this acquisition. During the quarter ended October 31, 2005, we reversed the purchase accounting accrual related to certain contingent liabilities, which totaled approximately $294,000 and reduced goodwill by this same amount.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

January 31, 2006

Logility Share Repurchase

On June 27, 2005, Logility, Inc., our now approximately 88% owned subsidiary, purchased 247,189 shares of its common stock for approximately $1.5 million. In accordance with SFAS No. 141, “Business Combinations,” we have accounted for this transaction under the purchase method of accounting. As mentioned in our Quarterly Report on Form 10-Q for the period ended July 31, 2005, we have completed the allocation process, which included analyses based on income, cost, and market approaches, of this transaction. As a result of our additional analyses, we determined that under step acquisition accounting a portion of the purchase should be allocated to goodwill, which reduced the non-cash tax effects by approximately $358,000 and altered the allocation of the transaction amount to the various assets.

The adjusted total amount allocated from this transaction was $1.2 million (previously $1.6 million), which includes approximately $237,000 (previously $595,000) related to the non-cash tax effects of this treasury stock purchase. We have allocated the $1.2 million to capitalized software development costs, totaling approximately $318,000, intangible assets, totaling approximately $305,000, and goodwill, totaling approximately $584,000, based on management’s estimates of fair value at the date of the transaction. The costs allocated to capitalized software development costs and intangible assets are being amortized ratably based on the projected revenues associated with the related assets of Logility, Inc. or on a straight-line basis over three to six years, whichever method results in a higher level of amortization. Amortization of these capitalized costs is included in the cost of license revenues and general and administrative costs in the accompanying condensed consolidated statements of operations for capitalized software development costs and intangible assets, respectively. We expect to incur approximately $81,000 of amortization expense related to this transaction in fiscal 2006.

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

January 31, 2006

generally if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.

The following table illustrates the proforma effect on net earnings as if we had applied the fair-value based method in each period:

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings (loss) as reported	$1,987	$50	$3,830	$2,681
Less total stock-based compensation expense determined under fair value based method for all awards	(275)	(267)	(766)	(827)

Pro forma net earnings (loss)	$1,712	$(217)	$3,064	$1,854

Basic earnings (loss) per share:
As reported	$0.08	$0.00	$0.16	$0.11
Pro forma	$0.07	$(0.01)	$0.13	$0.08
Diluted earnings (loss) per share:
As reported	$0.08	$0.00	$0.15	$0.11
Pro forma	$0.07	$(0.01)	$0.12	$0.07

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

January 31, 2006

We will be adopting Statement 123(R) beginning May 1, 2006 and are currently in the process of evaluating the impact and which method will be adopted.

As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on our results of operations. The impact of adopting Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted 123(R) in prior periods, the Company believes the impact of that standard would have approximated the pro forma impact described above except for the impact of the write-off, against income tax expense, of the deferred tax asset associated with recognized compensation costs which were lower than those projected by the original valuation of the share-based payment. Statement 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options). In the past, the operating cash flows of the Company have not benefited from such excess deductions.

I.	Comprehensive Income

We have adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. We have not included condensed consolidated statements of comprehensive income in the accompanying unaudited condensed consolidated financial statements since comprehensive income and net earnings presented in the accompanying condensed consolidated statements of operations would be substantially the same.

J.	Industry Segments

We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Enterprise Resource Planning, which automates customers’ internal financing, human resources, and manufacturing functions; (ii) Collaborative Supply Chain Management, which provides business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 88%-owned subsidiary Logility, Inc., including its subsidiary, DMI. In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2006 and January 31, 2005:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

January 31, 2006

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Revenues:
Enterprise Resource Planning	$5,284	$5,565	$15,829	$17,066
Collaborative Supply Chain Management	10,050	7,115	27,228	17,377
IT Consulting	5,034	4,682	13,111	11,501

	$20,368	$17,362	$56,168	$45,944

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$109	$422	$307	$1,737
Collaborative Supply Chain Management	2,172	(224)	4,199	(502)
IT Consulting	(162)	334	139	672

	$2,119	$532	$4,645	$1,907

Intersegment eliminations:
Enterprise Resource Planning	$(418)	$(427)	$(1,206)	$(1,180)
Collaborative Supply Chain Management	418	427	1,206	1,180
IT Consulting	—	—	—	—

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(309)	$(5)	$(899)	$557
Collaborative Supply Chain Management	2,590	203	5,405	678
IT Consulting	(162)	334	139	672

	$2,119	$532	$4,645	$1,907

Capital expenditures:
Enterprise Resource Planning	$210	$89	$391	$587
Collaborative Supply Chain Management	61	127	147	227
IT Consulting	—	—	—	—

	$271	$216	$538	$814

Capitalized Software:
Enterprise Resource Planning	$—	$315	$(220)	$451
Collaborative Supply Chain Management	537	703	1,771	2,084
IT Consulting	—	—	—	—

	$537	$1,018	$1,551	$2,535

Depreciation and amortization:
Enterprise Resource Planning	$219	$315	$760	$839
Collaborative Supply Chain Management	387	725	1,675	2,383
IT Consulting	1	—	2	2

	$607	$1,040	$2,437	$3,224

	January 31, 2006	April 30, 2005
Identifiable assets:
Enterprise Resource Planning	48,703	52,747
Collaborative Supply Chain Management	54,579	47,809
IT Consulting	4,256	3,789

	107,538	104,345

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

January 31, 2006

K.	Leases

We have various operating and facilities leases. Expense under these operating and facilities leases was $121,000 and $572,000 for the three and nine months ended January 31, 2006 and $330,000 and $921,000 for the three and nine months ended January 31, 2005.

L.	Subsequent Event

On February 21, 2006, our Board of Directors declared a quarterly cash dividend of $0.07 per share of American Software Class A and Class B common stock. The cash dividend is payable on June 2, 2006 to Class A and Class B shareholders of record at the close of business on May 19, 2006.

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

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy, and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. Overall Information Technology spending, while still relatively weak when compared to the period prior to the last economic downturn, appears to be improving steadily. We believe Information Technology spending has continued to improve during Fiscal 2006 and will continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems.

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

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Enterprise Resource Planning (“ERP”), (2) Collaborative Supply Chain Management (“SCM”), and (3) Information Technology (“IT”) Consulting. The Collaborative Supply Chain Management segment consists of Logility, Inc., an 88% owned subsidiary that provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry specific business software to both retailers and manufacturers in the Apparel, Sewn Products and Furniture industries. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm.

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

We currently view the following factors as the primary opportunities and risks associated with our business:

Strategic Relationships. We intend to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate our solutions into their services and products and to create joint marketing opportunities. We have a number of marketing alliances, including those with SAP, IBM and SSA Global Technologies. In addition, we have developed a network of international agents who assist in the sale and support of its products. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2006 and 2005:

	Percentage of Total Revenues		Pct. Change in Dollars
	2006	2005	2006 vs 2005
Revenues:
License	24%	22%	32%
Services and other	45	49	7
Maintenance	31	29	25

Total revenues	100	100	17

Cost of revenues:
License	4	8	(45)
Services and other	35	34	18
Maintenance	9	10	4

Total cost of revenues	48	52	6

Gross margin	52	48	30

Research and development	9	8	32
Sales and marketing	18	19	12
General and administrative	15	18	5
Amortization of acquisition-related intangibles	—	—	nm
Provision for doubtful accounts	—	—	nm

Total operating expenses	42	45	11

Operating income	10	3	298
Other income:
Interest income	2	2	47
Other, net	4	3	77

Earnings before income taxes	16	8	156
Income tax expense	(6)	(8)	(4)
Minority interest expense	(1)	—	nm

Net earnings (loss)	9%	—%	3,874%

nm - not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2006 and 2005:

	Percentage of Total Revenues		Pct. Change in Dollars
	2006	2005	2006 vs 2005
Revenues:
License	24%	19%	51%
Services and other	44	50	9
Maintenance	32	31	27

Total revenues	100	100	22

Cost of revenues:
License	5	7	(10)
Services and other	33	35	16
Maintenance	9	9	18

Total cost of revenues	47	51	13

Gross margin	53	49	32

Research and development	9	8	35
Sales and marketing	18	20	14
General and administrative	17	16	25
Amortization of acquisition-related intangibles	—	—	nm
Provision for doubtful accounts	—	1	nm

Total operating expenses	44	45	22

Operating income	9	4	144
Other income:
Interest income	2	2	36
Other, net	2	2	24

Earnings before income taxes	13	8	85
Income tax expense	(5)	(3)	106
Minority interest expense	(1)	—	nm

Net earnings	7%	5%	43%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED January 31,

2006 AND 2005

REVENUES:

For the three and nine months ended January 31, 2006, the increase in revenues from the three months ended January 31, 2005 was primarily attributable to an increase in license fees and maintenance revenues, and to a lesser extent an increase in services revenues. DMI contributed $2.4 million in total revenues for the three months ended January 31, 2006, $6.8 million in total revenues for the nine months ended January 31, 2006. International revenues represented approximately 7% and 8% of total revenues in the three and nine months ended January 31, 2006 and 7% and 6% for the three and nine months ended January 31, 2005. The year-to-date increase was due primarily to DMI which receives a larger portion of its revenue from international customers than Logility did prior to the acquisition. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

LICENSES. For the three and nine months ended January 31, 2006 the license fee revenues increased 32% and 51% when compared to the same periods in the prior year, due primarily to increased license fees from our Logility subsidiary as a result of an increase in overall license fees sales due to an improved selling environment and better sales execution and to a lesser extent the DMI acquisition. This increase was offset partially by a decrease in our ERP business unit. In the three months ended January 31, 2006, license fee revenues from Logility increased 65% to $4.0 million, of which DMI contributed $751,000. Logility constituted 81% and 75% of total license fee revenues for the three months and nine months ended January 31, 2006, compared to 65% and 51% for the three months and nine months ended January 31, 2005.

The direct sales channel provided approximately 86% of license fee revenues for the three months ended January 31, 2006, compared to approximately 71% in the comparable quarter a year ago. This increase was due primarily to improved sales execution and sales environment within our direct channel. For the three months ended January 31, 2006, our margins after commissions on direct sales were approximately 84%, and our margins after commissions on indirect sales were approximately 53%. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. For the three and nine months ended January 31, 2006, the increases in services and other revenues were due primarily to increased services revenues from our Logility and IT consulting segment. For the three months ended January 31, 2006, our IT Consulting segment’s revenues increased 8% when compared to the prior year quarter, to $5.0 million from $4.7 million. For the three months ended January 31, 2006, services and other revenues from Logility increased 11%, to $1.4 million. This increase was due primarily to increased license fees in recent periods and was slightly offset by services associated with DMI software due to timing of implementation projects. We have observed that there is a tendency for services and other revenues, other than IT consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. For the three and nine months ended January 31, 2006, maintenance revenues increased primarily from Logility which increased 36% and 41% to $4.7 million and $13.1 million. Logility constituted 75% of total maintenance revenues for the three month period ended January 31, 2006, compared to 68% of total maintenance for the corresponding prior year period. The increases in maintenance revenues for the three months ended January 31, 2006 were due primarily to increased maintenance revenues resulting from the acquisition of DMI and increased license fees in prior periods resulting in new maintenance revenue in the current quarter. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
($000’s omitted)	2006		2005		2006		2005
Gross margin on license fees:	$4,205	85%	$2,394	64%	$10,555	79%	$5,703	64%
Gross margin on services and other:	$2,000	22%	$2,522	30%	$6,309	25%	$6,885	30%
Gross margin on maintenance:	$4,537	72%	$3,356	66%	$12,896	72%	$9,918	70%

Total gross margin:	$10,742	53%	$8,272	48%	$29,760	53%	$22,506	49%

For the three and nine months ended January 31, 2006, the increase in total gross margin percentage was due primarily to an increase in license fee gross margin and the maintenance gross margin partially offset by a decrease in the services and other.

LICENSES. For the three and nine months ended January 31, 2006, gross margin on license fees increased primarily due to higher license fee revenues, and to a lesser extent decreased expense related to amortization of capitalized software development costs. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees, and to a lesser degree are related to the variable expense of DMI’s agent commissions. We expect capitalized software amortization to increase in the fourth quarter of fiscal 2006 as projects achieve “general availability” and amortization commences.

SERVICES AND OTHER. For the three and nine months ended January 31, 2006, the decrease in services and other gross margin percentage was due primarily to the lower margin nature of services provided by our IT consulting segment, which accounted for a larger proportion of our total services and other revenues in those periods.

MAINTENANCE. Maintenance gross margin percentage was higher for three and nine months ended January 31, 2006 when compared to the same periods last year due to the increase in overall maintenance revenue and the DMI acquisition for the following reason: the purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues that would have otherwise been recognized in the prior year quarter had no impact on the current quarter so the gross margin improved. We expect maintenance revenues and related margins during comparable future periods to continue to increase slightly, assuming retention of the current customer base.

EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	January 31, 2006	Percent Change	January 31, 2005
Total capitalized computer software development costs	$537	(24)%	$703
Percentage of gross product research and development costs	24%		35%
Total research and development expense	1,743	32%	1,320

Percentage of total revenues	9%		8%
Total research and development expense and capitalized computer software development costs	$2,280	13%	$2,023

Percentage of total revenues	11%		12%
Total amortization of capitalized computer software development costs	$241	(59)%	$592

	Nine months ended (in thousands)
	January 31, 2006	Percent Change	January 31, 2005
Total capitalized computer software development costs	$1,771	(15)%	$2,084
Percentage of gross product research and development costs	27%		37%
Purchase accounting impact on share repurchases by subsidiary and related tax effect	(220)	nm	—
Percentage of total revenues	0%
Total research and development expense	4,856	35%	3,601

Percentage of total revenues	9%		8%
Total research and development expense and capitalized computer software development costs	$6,407	13%	$5,685

Percentage of total revenues	11%		12%
Total amortization of capitalized computer software development costs	$1,228	(44)%	$2,206

nm: not meaningful

For the three and nine months ended January 31, 2006, gross product research and development costs increased when compared to the same periods last year and capitalized software development costs decreased when compared to the same periods last year. These changes were primarily due to the DMI acquisition, which added gross R&D costs but did not capitalize any R&D costs during the period. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects in the pipeline. However, we expect capitalized software amortization to increase in the fourth quarter as projects achieve “general availability” and amortization commences.

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s share repurchases.

Sales and Marketing

For the three and nine months ended January 31, 2006, the increase in sales and marketing expenses when compared to the same period a year ago was due primarily to an increase in sales commissions as a result of higher license fee sales when compared to the same period last year. In addition, marketing expenses increased from the DMI acquisition. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and nine months ended January 31, 2006, the increases in general and administrative expenses were due to an accrual for performance based compensation expenses, an increase audit fees and expenses related to the DMI acquisition. At January 31, 2006 and the same period last year the total number of employees was 312.

Other Income

Other income is comprised of interest and dividend income, rental income and realized and unrealized gains and losses from investments. For both the three and nine months ended January 31, 2006, the increase in other income was due primarily to unrealized gains on investments when compared to the prior year period.

Income Taxes

In the three months ended January 31, 2006, we recorded income tax expense of approximately $1.3 million and in the nine months ended January 31, 2006, we recorded income tax expense of approximately $2.8 million compared to $1.3 million income tax expense recorded in the three and nine month periods ended January 31, 2005. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized.

Minority Interest

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to Logility’s net earnings in the three and nine months ended January 31, 2006, we recorded minority interest expenses of approximately $226,000 for the three months ended January 31, 2006 and $745,000 for the nine months ended January 31, 2006. That is compared to our recording minority interest income of approximately $23,000 and $43,000 for comparable periods last year.

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

The following tables show information about our cash flows and liquidity positions during the nine months ended January 31, 2006 and January 31, 2005. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

	Nine Months Ended January 31, (in thousands)
	2006	2005
Net cash provided by operating activities	$4,730	$5,030
Net cash used in investing activities	(5,859)	(9,696)
Net cash used in financing activities	(4,340)	(3,660)

Net change in cash and cash equivalents	$(5,469)	$(8,326)

For the nine months ended January 31, 2006, the net decrease in cash provided by operating activities when compared to the same period last year was due primarily to the increase in accounts receivable. The decrease in cash used in investing activities when compared to the prior year period was due primarily to the purchase of DMI in the second fiscal quarter of fiscal 2005 for $8.7 million. This was partially offset by increased purchase of treasury shares by our subsidiary. Cash used in financing activities increased when compared to the prior year period, due primarily to an increase in the quarterly dividends and less proceeds from the exercise of stock options.

During the period the Company recorded a receivable of approximately $300,000 related to amounts due from a certain healthcare provider as a result of total claims expense incurred exceeding the aggregate cap for the year. This amount is included as component of Prepaid expenses and other current assets in the condensed consolidated balance sheet at January 31, 2006.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of January 31, (in thousands)
	2006	2005
Cash and cash equivalents	$25,678	$29,204
Short and Long-Term Investments	32,833	27,705

Total cash and short and long-term investments	$58,511	$56,909

Net increase (decrease) in total cash and investments (nine months ended January 31)	$(550)	$(9,457)

Our total activities used cash and investments during the nine months ended January 31, 2006, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 76 days as of January 31, 2006, compared to 76 days as of January 31, 2005. This decrease was due primarily to improved collections. Our current ratio on January 31, 2006 was 3.1 to 1 and on January 31, 2005 was 3.2 to 1.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $58.5 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that Logility generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments).

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through October 10, 2005, we have repurchased 247,232 shares of common stock at a cost of approximately $1.1 million. We did not make any repurchases of our common stock in the quarter ended January 31, 2006. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter and the number of remaining shares available for purchase under existing repurchase programs.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,200,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For all repurchase plans, through October 10, 2005, Logility had purchased a cumulative total of approximately 1,281,000 shares at a total cost of approximately $7.7 million. In the first quarter of fiscal 2006, Logility purchased approximately 272,000 shares of its common stock at an average price of $6.00 per share for a total price of $1.6 million. In the third quarter of fiscal 2006, Logility did not purchase any shares under this program. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter and the number of remaining shares available for purchase under our existing repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In the three and nine months ended January 31, 2006, we generated approximately 9% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominated those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. The effect of foreign exchange rate fluctuations on us in the three and nine months of fiscal 2006 were not material. In addition, a 10% movement in foreign currency rates would not have a material impact on our financial condition or results of operations. We have not engaged in any hedging activities.

Interest rates and other market risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of January 31, 2006 was approximately $57.7 million.

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

As of April 30, 2005, we excluded the internal controls of Demand Management, Inc. (“DMI”) from our assessment of internal controls. DMI was acquired in September 2004 by Logility, Inc., an 88%-owned subsidiary of the Company as of January 31, 2006, and DMI constituted 11% of our consolidated assets at January 31, 2006 and 12% of our consolidated revenues for the three months ended January 31, 2006.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 1A. Risk Factors

We have no material changes to the risk factors as described in our Annual Report on Form 10-k for our fiscal year ended April 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the three months ended January 31, 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2005 through November 30, 2005	0	$0.00	0	1,752,768
December 1, 2005 through December 31, 2005	0	$0.00	0	1,752,768
January 1, 2006 through January 31, 2006	0	$0.00	0	1,752,768

Total Fiscal 2006 Third Quarter	0	$0.00	0	1,752,768

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the three months ended January 31, 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2005 through November 30, 2005	0	$0.00	0	268,896
December 1, 2005 through December 31, 2005	0	$0.00	0	268,896
January 1, 2006 through January 31, 2006	0	$0.00	0	268,896

Total Fiscal 2006 Third Quarter	0	$0.00	0	268,896

*	The Logility Board of Directors approved the above share purchase authority in November 1998 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

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

AMERICAN SOFTWARE, INC.

Date: March 9, 2006	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: March 9, 2006	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 9, 2006	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer