Form 10-K
period 2006-04-30
AMERICAN SOFTWARE INC
filed 2006-07-14
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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

Class A Common Shares, $.10 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, 20,302,647 Class A Common Shares and 3,489,994 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 31, 2005) of the Class A shares held by non-affiliates on that date was approximately $111.1 million. At July 10, 2006, 21,203,225 Class A Common Shares and 3,314,994 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2006

PART 1

ITEM 1.	BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

We believe that it is important to communicate our future expectations to our stockholders and to the public. This report contains forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects, under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “will,” “seek,” “estimate,” “believe,” “expect,” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	viability and effectiveness of strategic alliances;

•	industry conditions and market conditions;

•	acquisition activities and the effect of completed acquisitions; and

•	general economic conditions.

Although we believe that the goals, plans, expectations, and prospects reflected by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, undetected software errors, and risks associated with market acceptance of our products, the challenges and risks associated with integration of acquired product line and companies, and services; as well as a number of other risk factors that could affect our future performance. Factors that could cause or contribute to such differences include, but are not limited to, those we discuss under the section captioned “Risk Factors” in Item 1A of this Form 10-K as well as the cautionary statements and other factors that we discuss in other sections of this Form 10-K.

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

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Supply Chain Management (SCM), (2) Enterprise Resource Planning (ERP), and (3) Information Technology (“IT”)

Consulting. The Supply Chain Management (SCM) segment consists of Logility, Inc., an 88% owned (as of the date of this filing) subsidiary which provides collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry-specific business software to both retailers and manufacturers in the Apparel, Sewn Products and Furniture industries. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc. (DMI), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers which brought the Logility customer base to approximately 1,100 companies, located in 70 countries and gives Logility what is believed to be the largest installed base of supply chain planning customers among application software vendors. Logility continues to market and sell the Demand Solutions product line through Demand Management’s existing value-added reseller distribution network. Logility also continues to offer the Logility Voyager Solutions™ suite to its traditional target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

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

Industry Background

In response to increasing global competition, companies are continually seeking new ways to enhance the productivity of their operations. Computer software applications can be an effective tool for companies to re-engineer and streamline their core business processes. ERP applications help companies reduce employee headcount and increase employee utilization through recording, consolidating, and reporting the large quantities of transactional data that our generated through daily operations. Core ERP applications include automation of financials, human resources, and manufacturing functions. Included in the manufacturing function are supply chain applications that assist companies in managing relationships with external trading partners such as customers, suppliers, manufacturers, distributors, and retailers.

Companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise or supply chain can realize significant competitive advantages in the form of lower costs, improved customer service, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners to forecast demand, source, manufacture and deliver goods and services to the end consumer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that impact the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

Today, several market trends are driving organizations to expand collaboration with trading partners along the supply chain. A general shift in market power has forced manufacturers and distributors to become more responsive to retailers and consumers, which has increased the demand for improved planning capabilities. At the same time, global economic conditions and competitive pressures are forcing manufacturers to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are increasingly under pressure to better manage the supply chain as they seek to improve manufacturing efficiency and logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the increasing globalization and complexity of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

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

Where appropriate, our software solutions are designed to leverage the Internet to expand the potential user community and streamline collaboration among the various trading partners in the supply chain. The supply chain planning process focuses on demand forecasting, inventory simulation, global sourcing, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, streamline global sourcing, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service.

The supply chain execution function addresses procuring, manufacturing, warehousing, order fulfillment and distributing products throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with planning systems and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors.

In a report entitled “Increase Profitability by Mastering Demand” (April 22, 2004), a leading information technology analyst firm, AMR Research, stated that “increased demand visibility is achieved across the supply chain through increased collaboration with supply chain partners. With that better visibility comes perfect order performance. Inter-enterprise collaboration, a byproduct of the Demand-Driven Supply Network (DDSN), is vital to success in mastering demand in this new business context. With better demand forecast accuracy, companies average 15% lower inventories, 17% stronger perfect order fulfillment, and 35% shorter cash-to-cash cycle times.”

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

Business Segments

Segment 1—Supply Chain Management—Logility, Inc.

Our majority-owned subsidiary, Logility, Inc., provides Supply Chain Management, an integrated set of supply chain planning and supply chain execution solutions. We own approximately 88% (as of the date of this filing) of the common stock of Logility and the remaining 12% is publicly held (NASDAQ: LGTY).

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

Logility has licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including Avery Dennison Corporation, Bissell, Farnell InOne, Florida Power & Light, Huhtamaki (UK) Limited, Hyundai Motor America, ICI Paints, Komatsu, Leviton Manufacturing Company, L’Oreal USA, Malt-O-Meal Company, Pernod-Ricard, Pfizer, Porsche, Remington Products Company, Shaw Industries, Sigma Aldrich, Standard Motor Products, The Coleman Company, Under Armour Performance Apparel, VF Corporation, and xpedx. Logility sells products and services through direct and indirect channels.

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

Voyager Sales and Operations Planning™ enables companies to streamline and accelerate synchronizing supply and demand across global operations. With Voyager Sales and Operations Planning, companies can more easily track key performance indicators, measure and compare multiple business plans, optimize sale plans and automate data gathering and reporting.

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

We have integrated a document management solution to enable the capture, storage and retrieval of documents from multiple sources using preset business rules. This product is known as AsIrecall, and the solution provides an integrated method of document capture and retrieval to aid in solving business issues, increasing operational efficiency, improving customer service and enabling the reduction of administrative costs.

We have web-enabled our legacy S/390 and iSeries applications using Host Access Transformation Server (an IBM WebSphere application). This product enables our existing S/390 and iSeries customers to access their back office systems from any Windows-based computer with Internet access using only a web browser. The graphical user interface reduces the learning curve for new users and rejuvenates the look and feel of the systems. We market this product under the name Host- Access.

Our product line consists of software and services that operate on three strategic computer platforms: (1) IBM System/390 Mainframe or compatible, (2) IBM iSeries (AS/400), and (3) Intel-based servers and clients that operate, Windows 2000, 2003, and Windows XP. We have written our products in various standard programming languages used for business application software, including ANSI COBOL, Micro Focus COBOL, C, C++, Visual Basic, JAVA, JAVA2 and other programming languages. Many have both on-line and batch capabilities.

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

e-Process Management. This solution is designed as a web-based event-driven system that facilitates the sharing of information and the management of business processes across internal departments and among business partners. It automates business procedures (work flows) during which documents, information and tasks are passed from one participant to another in a way that is governed by rules or procedures

RF Direct Connect

The RF Direct Connect solution offers an automated data collection system integrating hand-held data collection devices and printing devices (RF terminals, scanners, bar-code readers and printers) with the host ERP system’s Inventory, Customer Order Processing, and Production Control systems. Users can perform a number of inventory and production reporting transactions using data collection devices including:

•	Purchase Order Receiving

•	Transfer Order Receiving/Shipping

•	Production Order Receiving/Receipt Reversal

•	Customer Order Pick Verification/Reversal

•	Customer Order Shipment Verification/Reversal

AsIrecall

This is an integrated document management solution for the capture, storage and retrieval of documents. AsIrecall enables the automation of document based business processes within the enterprise. AsIrecall enables not only the retrieval of scanned images such as packing slips, picking tickets, etc., but also the retrieval of spool files created within the ERP system. Documents can be stored in a variety of file types (TIFF, JPG, BMP, PDF, DOC HTML), and EDI files can be converted to viewable documents.

New Generation Computing, Inc.

New Generation Computing (NGC) is our wholly-owned subsidiary that provides product solutions for both retailers, importer and manufacturers in the Apparel, Footwear, Sewn Products and Furniture industries. NGC provides functionality that allows customers to improve efficiencies, lower operating costs, reduce supply chain time, meet complex customer requirements, improve supply chain visibility, improve inventory management, and reduce production costs. NGC’s solutions include an Internet Sourcing and Supply Chain Visibility system (e-SPS), a comprehensive Enterprise Resource Planning system (RedHorse™), a Product Lifecycle Management system (e-PDM), a Shop Floor Control and Incentive Payroll System (TPM), an Import Management System (IMS), an Electronic Data Interchange (EDI), a Full Package Management System (FMS), and an EZ-Ship Packing and Shipping System for Remote Factories (EZ-Ship). All products are completely integrated or can be implemented individually.

e-SPS—NGC has designed e-SPS to provide a wide range of supply chain management solutions over the Internet. e-SPS is a powerful software application for companies producing and sourcing products around the world. Users include retailers, apparel manufacturers, brand managers, footwear companies, importers, contractors, agents, brokers, and logistics providers. e-SPS users around the world only need a web browser to use and update the system. e-SPS employs secure hierarchical views to select data that is appropriate for each user. It creates Triggers and Alerts automatically based on events defined in the Time and Action calendars, Business Processes and other specific collaboration issues. Barcode labels and ASN’s facilitate distribution channel receipts. e-SPS provides end-to-end visibility into the Supply Chain from product inception to distribution channel reception, all in real time. Several industry leading companies have successfully implemented this product, including Armani Exchange, Wilson’s Leather, Maidenform, Haggar Clothing, William Carter Company, VF Corporation and Russell Corporation. e-SPS features include:

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

RedHorse – RedHorse is a comprehensive Enterprise Resource Planning system designed specifically for the sewn products industry. It consists of 12 optional modules; Customer Order Processing, EDI Information System, Invoicing & Accounts Receivable, Finished Goods Inventory Control, Purchasing and Receiving, Components Inventory, Accounts Payable, General Ledger, Import Management, Remote Plant Management, Production Planning and Screen Printing & Embroidery. RedHorse features include:

•	Scalable MS SQL Database

•	Customer Order Processing

•	Production Control

•	Royalty Management

•	Bar Coded Piece Goods Control

•	Blanks Inventory

•	EDI Management

•	Financial Accounting

•	Remote Inventory Management

•	Outbound Scan/Pack/ASN

•	Powerful Report Generator

•	Client server for remote access

•	Object oriented development

•	Information Portal for Internet access

•	Integrated to DMI forecasting, MS FRX Financials, DCCS Warehouse Management and UPS/FedEx

e-PDM- e-PDM is a Product Lifecycle Management system that increases speed to market and facilitates collaborative global communication. e-PDM enables companies to organize and share common business processes and product information with design, product development, planning, engineering, manufacturing and sourcing suppliers around the world. e-PDM creates, maintains and globally distributes a complete specification package for sewn-products companies with the following functions:

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

Customers

We primarily target businesses in the retail, apparel, consumer-packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. During fiscal 2006, one customer accounted for 14% of our total revenues. A sample of companies that have purchased one or more of our products or services is as follows:

Consumer Goods	Chemicals, Oil & Gas, Pharmaceuticals	Wholesale Distribution	Manufacturing and Others

Avery Dennison Corporation	Afrox	Amerisource Bergen	A.O. Smith Water Products

Ashley Furniture	BP Lubricants	Barnes Distribution	Ad Plastik

Basic American Foods	Caremark	Donaldson Company	Avondale Mills

Bissell Homecare	Cambrex Karlskoga AB	Farnell InOne	Cintas

Constellation Wines	Chamberlin-Edmonds	Holley Carburetors	Corning Cable Systems

Carriage House Companies	Dow Chemical Company	Hyundai Motor America	Crown Crafts, Inc.

Dawn Foods	Facet Technologies	Ingersoll-Rand	Dal-Tile Corporation

Farley’s & Sathers Candy Company	Fisher Scientific International	Komatsu America International	DaimlerChrysler Buses

Hamilton Beach Proctor-Silex	Genencor International	Komatsu Europe International	Dassault Falcon Jet

Haverty Furniture Company	Kaiser Healthcare	Peugeot International	Draka Elevator Products

Hooker Furniture	Millipore	Remy International	IBM/Synertech

Huhtamaki UK	Norpro St. Gobain	Rheem Manufacturing	Intertape Polymer Group

Johnson Polymer	PDVSA	Robert Horne Paper Company	Koch Industries

Leviton Manufacturing Company	Pfizer, Inc.	Saab Aircraft	Mercury Marine

L’Oreal USA	Sigma-Aldrich Corporation	Standard Motor Products	Newell Rubbermaid

Malt-O-Meal Company	Stepan Company		Porsche Cars North America

Maybelline Inc.	West Pharmaceutical	Telecommunications & Utilities	Russell Corporation

McCain Foods	WM Barr & Company	Britsh Telecom	School Specialty

Mills Pride		Florida Power & Light	Snap On, Incorporated

O’Sullivan Furniture	Retail & Apparel	Huntsville Utilities	Tyco Plastics and Adhesives

Parmalat	Boots The Chemists	Piedmont Natural Gas	Union Camp

Pernod-Ricard	Brown Shoe Company	Saudi Consolidated Electric	Weyerhauser

Rand McNally	Columbia Sportswear Company	Sprint Nextel	xpedx

Reckitt Benckisen	Home Depot	Texas Utilities

Remington Products Company	Hugo Boss	Verizon

Republic Beverage Company	Polo Ralph Lauren

Rich Seapak Corporation	Rafaella Apparel Group

Rockline Industries	Ralph Lauren Childrenswear

S.C. Johnson & Sons, Inc.	Rocky Shoes & Boots

The Coleman Company	Savane

Xerox Global Solutions	Tiffany & Co.

Wrigley Company	Under Armour Performance Apparel

Warnaco

Williamson-Dickie Manufacturing

VF Corporation

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

Logility has a number of marketing alliances, including those with IBM, SAP and SSA Global Technologies (“SSA”). Generally, these marketing alliance agreements provide the vendors with non-exclusive rights to market our products and access to our marketing materials and product training. Some highlights of these agreements are as follows:

•	IBM—we entered into an agreement with IBM on March 17, 2000 pursuant to which we modified our Supply Chain products, with IBM’s technical and financial assistance, to operate with IBM’s eServer iSeries (AS/400) platform. Also, we agreed to market and support the IBM-compatible supply chain products that resulted from our efforts. IBM may also market our supply chain products and refer potential customers to Logility.

•	SAP— On January 23, 2006, Logility was named a SAP® Business One Partner to provide supply chain solutions for the small and midsize business market in the United States. Logility will integrate its Demand Solutions application suite with SAP Business One to drive supply chain improvements for small and midsize businesses (SMB). Demand Solutions will extend the core business automation capabilities of SAP Business One and provide critical supply chain expertise to help customers predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability.

•	SSA Global Technologies—On November 17, 2001, Logility granted SSA a worldwide, non-exclusive license to name, package, market, distribute and supply the Logility Voyager Solutions suite as “BPCS (Business Planning and Control Software) Collaborative Commerce powered by Logility.” In exchange, SSA agreed to use all reasonable efforts to promote and sell the software. This agreement had an original expiration date of April 30, 2004, but is automatically extended for additional one year periods, unless either party terminates the agreement by giving 90 days written notice.

In addition to these marketing alliances, Logility has developed a network of international agents who assist in selling our products outside the United States. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in Canada, South America, Europe and the Asia/Pacific region, distribute our product lines in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products. With the acquisition of Demand Management, Logility gained access to a global distribution channel consisting of 23 organizations with sales, implementation and support resources serving customers in 70 countries.

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

Licenses

Like many business application software firms, our software revenue consists principally of fees generated from licensing our software products. In consideration of the payment of license fees, we typically grant nonexclusive, nontransferable, perpetual licenses, which are primarily business unit, user-specific and geographically restricted. Our standard license agreement contains provisions designed to prevent disclosure and unauthorized use of our software. In these agreements we warrant that our products will function in accordance with the specifications set forth in our product documentation.

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

Logility’s current release of Logility Voyager Solutions is version 7.5. This version uses an Internet-based architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution and collaborative commerce. Logility Voyager Solutions interface with software of leading ERP vendors such as SAP, Oracle, and SSA Global Technologies.

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

Our client/server and Internet-based solutions, which utilize the latest technologies, will be important for our long-term growth. As of April 30, 2006, we employed 92 persons in product research, development and enhancement activities.

Competition

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. Our existing competitors include:

•	Large enterprise resource planning (ERP) application software vendors such as SAP and Oracle, which recently acquired PeopleSoft/JD Edwards and Retek, each of which offers sophisticated ERP solutions that currently, or may in the future, incorporate supply chain management modules, advanced planning and scheduling, warehouse management, transportation or collaboration software;

•	Vendors focusing on the supply chain application software market, including but not limited to, vendors such as i2 Technologies and JDA Software which recently acquired Manugistics;

•	Other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of supply chain management software; and

•	Internal development efforts by corporate information technology departments.

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

Expand Indirect Channels to Increase Market Penetration. We believe that key relationships with value-added resellers (VARs) will increase sales and expand market penetration of our products and services. For example, on January 23, 2006, Logility was named a SAP® Business One Partner to provide supply chain solutions for the small and midsize business market in the United States. Logility will integrate its Demand Solutions application suite with SAP Business One to drive supply chain improvements for small and midsize businesses (SMB). Demand Solutions will extend the core business automation capabilities of SAP Business One and provide critical supply chain expertise to help customers predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability. In addition, the acquisition of Demand Management added 9 domestic and 14 international VARs to our indirect channel in fiscal 2005. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in 70 countries.

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

Focus on Integrated Collaborative Planning and Supply Chain Execution Solution. Logility believes it is one of the few providers of truly integrated supply chain management software solutions addressing demand and supply planning as well as transportation and warehousing logistics requirements. Logility Voyager Solutions provides a comprehensive suite for supply chain planning, warehouse and transportation management with collaboration at its core, streamlining business processes between both internal and external trading partners. Logility intends to continue to focus its development initiatives on enhancing its end-to-end solution, expanding its embedded performance management architecture and introducing additional capabilities that complement its integrated solution suite.

Increase Penetration of International Markets. In the fiscal year ended April 30, 2006, we generated 9% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. The acquisition of Demand Management by Logility added 9 domestic and 14 international VARs to its indirect channel in fiscal 2005. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in 70 countries. We intend to further expand our international presence by creating additional relationships with distributors in South America, Europe, and the Asia/Pacific region.

Expand Strategic Relationships. Logility intends to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities. Logility has a number of marketing alliances, including those with IBM , and SAP. In addition, Logility has developed a network of international agents who assist in the sale and support of its products. Logility intends to utilize these and future relationships with software and service organizations to enhance its sales and marketing position.

Continue to Focus on Providing High Quality Customer Service. Providing high quality customer service is a critical element of our strategy. We intend to continue to invest in technology and personnel to accommodate the needs of our growing customer base. We will continue to seek new ways to improve service to our customers.

Implement E-Business Strategy. The Company has launched an e-Business initiative that will enable the Company to build on current applications while moving toward total Internet-based value chain management. The Company’s e-Business strategy includes products and services designed to enable the optimization of the customer’s supply chain and improve collaboration.

Focus on Small, Midsized and Large Business Markets. Our broad product portfolio allows us to address the unique business needs and complexity of a wide range of enterprises from small, midsize and large global operations.

There can be no assurance, however, that we and Logility will be successful in implementing the strategy outlined above.

Employees

As of April 30, 2006, we had 321 full-time employees, including 92 in product research, development and enhancement, 35 in customer support, 108 in professional services, 46 in marketing, sales and sales support, and 40 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

ITEM 1A.	RISK FACTORS

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

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended April 30, 2006, 2005 and 2004 contained elsewhere in this Form 10-K.

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

We directly compete with other supply chain software vendors, including SAP, I2 Technologies, Lawson Software, Inc., Oracle Corporation, QAD Inc., SAP AG and others. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The ERP software market has experienced significant consolidation. This consolidation has included numerous mergers and acquisitions, including takeovers such as the Oracle/Peoplesoft transaction. As a result, some prospective buyers are experiencing reluctance in purchasing applications that could have a short lifespan due to an acquisition resulting in the application’s life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from a larger vendor than us since those larger vendors offer a wider range of products. Furthermore, certain of these larger vendors such as Oracle Corporation may be capable of bundling their software with their database applications, which underlie a significant portion of our installed applications. When we compete with these larger vendors for new customers, we believe that these larger businesses often attempt to use their size as a competitive advantage against us. Oracle Corporation’s purchase of Peoplesoft, Inc., Retek Inc., and Siebel Systems, Inc., and other consolidations in the software industry, have fueled uncertainty among customer prospects.

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

In addition, we compete with a variety of more specialized software and services vendors, including:

•	Internet (on demand) software vendors;

•	single-industry software vendors;

•	merging enterprise resource optimization software vendors;

•	human resource management software vendors;

•	financial management software vendors;

•	merchandising software vendors;

•	services automation software vendors; and

•	outsourced services providers.

As a result, the market for enterprise software applications has been and continues to be intensely competitive. Some competitors are increasingly aggressive with their pricing, payment terms and/or issuance of contractual warranties, implementation terms or guarantees. Third party service companies may offer competing maintenance and implementation services to our customers and thereby reduce our opportunities to provide those services. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms to customers. We expect competition to persist and intensify, which could negatively impact our operating results and market share.

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

Our future success also depends on our continuing ability to attract and retain other highly qualified managerial and technical personnel. Competition for these personnel is intense, and we have at times experienced difficulty in recruiting and retaining qualified personnel. We may be unable to retain our key managerial and technical employees and we may not be successful in attracting, assimilating and retaining other highly qualified managerial and technical personnel in the future. The failure to attract, train, retain and effectively manage employees could negatively impact our development and sales efforts and cause a degradation of our customer service. In particular, the loss of sales personnel could lead to lost sales opportunities because it can take several months to hire and train replacement sales personnel. If our competitors increase their use of non-compete agreements, the pool of available sales and technical personnel may further narrow in certain areas, even if the non-compete agreements ultimately prove to be unenforceable. We may grant large numbers of stock options to attract and retain personnel, which could be highly dilutive to our stockholders. The volatility or lack of positive performance of our stock price may adversely affect our ability to retain or attract employees. The loss of key management and technical personnel or the inability to attract and retain additional qualified personnel could have an adverse effect on us.

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

These factors and other specific accounting requirements under U.S. Generally Accepted Accounting Principles (GAAP) for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in many transactions. Therefore, it is possible that from time to time we may license our software or provide services with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed.

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

We believe the retail industry remains cautious in its level of investment in information technology during the difficult economic cycle of the last few years, and the uncertainty related to the threat of future terrorist attacks and any continued conflict in Iraq. We remain concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain markets. The retail industry will be negatively impacted if weak economic conditions or fear of additional terrorist attacks and wars persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, including potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongation of our selling cycles, and reduction in the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, our quarterly or annual operating results and our financial condition.

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

Because license and implementation fees for our software products are substantial and the decision to purchase our products typically involves members of our customers’ senior management, the sales process for our solutions is lengthy and can exceed one year. Accordingly, the timing of our license revenues is difficult to predict, and the delay of an order could cause our quarterly revenues to fall substantially below our expectations and those of public market analysts and investors. Moreover, to the extent that we succeed in shifting customer purchases away from individual software products and toward more costly integrated suites of software and services, our sales cycle may lengthen, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in sales could cause significant shortfalls in our revenues and operating results for any particular period. Also, it is difficult for us to forecast the timing and recognition of revenues from sales of our products because our existing and prospective customers often take significant time evaluating our products before licensing them. The period between initial customer contact and a purchase by a customer may vary from nine months to more than one year. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

•	reduced demand for enterprise software solutions;

•	introduction of products by our competitors;

•	lower prices offered by our competitors;

•	changes in budgets and purchasing priorities; and

•	reduced need to upgrade existing systems.

Our existing and prospective customers routinely require education regarding the use and benefits of our products. This may also lead to delays in receiving customers’ orders.

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

The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products or services in an effort to recapture or gain market share or to sell other products or services, we may need to lower prices or offer other favorable terms in order to compete successfully. For these and other reasons, in the future, we may choose to make changes to our pricing practices. For example, we may (i) offer additional discounts to customers, (ii) increase (or decrease) the use of pricing that involves periodic fees based on the number of users of a product, or (iii) change maintenance pricing. Such changes could reduce margins or inhibit our ability to sell our products.

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

The secure exchange of confidential information over public networks is a significant concern of consumers engaging in on-line transactions and interaction. Some of our software applications use encryption technology to provide the security necessary to affect the secure exchange of valuable and confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the algorithms that these applications use to protect customer transaction data. If any compromise or breach were to occur, it could have a material adverse affect on our business, results of operations and financial condition.

If our customers lose confidence in the security of data on the Internet, our revenues could be adversely affected.

Maintaining the security of computers and computer networks is an issue of critical importance for our customers. Attempts by experienced computer programmers, or hackers, to penetrate client network security or the security of web sites to misappropriate confidential information are currently an industry-wide phenomenon that affects computers and networks across all platforms. Despite efforts to address these risks, actual or perceived security vulnerabilities in our products (or the Internet in general) could lead some customers to seek to reduce or delay future purchases or to purchase competitors’ products which are not Internet-based applications. Customers may also increase their spending to protect their computer networks from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenues.

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

We may be unable to retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products.

As a software company, we have been required to migrate our products and services from mainframe to customer-server to web-based environments. In addition, we have been required to adapt our products to emerging standards for operating systems, databases and other technologies. We will be unable to compete effectively if we are unable to:

•	maintain and enhance our technological capabilities to correspond to these emerging environments and standards;

•	develop and market products and services that meet changing customer needs; or

•	anticipate or respond to technological changes on a cost-effective and timely basis.

A substantial portion of our research and development resources is devoted to product upgrades that address regulatory and support requirements. Only the remainder of our limited research and development resources is available for new products. New products require significant development investment. That investment is further constrained because of the added costs of developing new products that work with multiple operating systems or databases. We face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products. If we do not attract sufficient customer interest in those products, we will not realize a return on our investment and our operating results will be adversely affected.

Our core products face competition from new or revised technologies that may render our existing technology less competitive or obsolete, reducing the demand for our products. As a result, we must continually redesign our products to incorporate these new technologies and to adapt our software products to operate on, and comply with evolving industry standards for hardware and software platforms. Maintaining and upgrading our products to operate on multiple hardware and database platforms reduces our resources for developing new products. Because of the increased costs of developing and supporting software products across multiple platforms, we may need to reduce the number of those platforms. In addition, conflicting new technologies present us with difficult choices of which new technologies to adopt. If we fail to anticipate the most popular platforms or fail to respond adequately to technological developments, or experience significant delays in product development or introduction, our business and operating results will be negatively impacted.

In addition, to the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies may require us to make significant capital investments. We may not be able to obtain capital for these purposes and investments in new technologies may not result in commercially viable technological products. The loss of revenue and increased costs to us from such changing technologies would adversely affect our business and operating results.

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

Market acceptance of new platforms and operating environments may require us to undergo the expense of developing and maintaining compatible product lines. We can license our software products for use with a variety of popular industry standard relational database management system platforms using different programming languages and underlying databases and architectures. There may be future or existing relational database platforms that achieve popularity in the marketplace and that may or may not be architecturally compatible with our software product design. In addition, the effort and expense of developing, testing, and maintaining software product lines will increase as more hardware platforms and operating systems achieve market acceptance within our target markets. Moreover, future or existing user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. If we do not achieve market acceptance of new user interfaces that we support, or adapt to popular new user interfaces that we do not support, our sales and revenue may be adversely affected. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules, which could adversely affect revenues and results of operations.

We currently do not compete in the software “on demand” or application service provider markets.

Some businesses choose to access enterprise software applications through hosted “on demand” services or application service providers who distribute enterprise software through a hosted subscription service. We do not currently have our own “on demand” hosting program for our products and have had limited success with channel partners who serve as application service providers for customers. If these alternative distribution models gain popularity, we may not be able to compete effectively in this environment.

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

Despite testing by us, our software programs, like all software programs generally, may contain a number of undetected errors or “bugs” when we first introduce them or as new versions are released. We do not discover some errors until we have installed the product and our customers have used it. Errors may result in the delay or loss of revenues, diversion of software engineering resources, material non-monetary concessions, negative media attention, or increased service or warranty costs as a result of performance or warranty claims could lead to customer dissatisfaction, resulting in litigation, damage to our reputation, and impaired demand for our products. Correcting bugs may result in increased costs and reduced acceptance of our software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

•	vendor hardware platforms;

•	operating systems and updated versions;

•	application software products and updated versions; and

•	database management system platforms and updated versions

Developing consistent software product performance characteristics across all of these combinations could place a significant strain on our development resources and software product release schedules.

If the open source community expands into enterprise application software, our license fee revenues may decline.

The open source community is comprised of many different formal and informal groups of software developers and individuals who have created a wide variety of software and have made that software available for use, distribution and modification, often free of charge. Open source software, such as the Linux operating system, has been gaining in popularity among business users. If developers contribute enterprise application software to the open source community, and that software has competitive features and scale to support business users in our markets, we will need to change our product pricing and distribution strategy to compete successfully.

Implementation of our products can be complex, time-consuming and expensive; customers may be unable to implement our products successfully and we may become subject to warranty or product liability claims, which could be costly to resolve and result in negative publicity.

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

A significant portion of our revenues is derived from implementation services. If we fail to scope our implementation projects correctly, our services margins may suffer. Implementation services are predominately billed on an hourly or daily basis (time and materials) and sometimes under fixed price contracts. Implementation services billed on an hourly or daily basis and we generally recognize revenue from those services as work is performed. If we are not able to maintain the current service rates for our time and materials implementation services, without corresponding cost reductions, or if the percentage of fixed price contracts increases and we underestimate the costs of our fixed price contracts, our operating performance may suffer. The rates we charge for our implementation services depend on a number of factors, including the following:

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

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. The following factors, among others, could have an adverse impact on our business and earnings:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities including, without limitation, software localization requirements;

•	failure to properly comply with U.S. laws and regulations relating to the export of our products and services;

•	compliance with multiple and potentially conflicting regulations in Europe, Asia and North America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	longer collection cycles;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities, particularly throughout Europe;

•	reduced protection for intellectual property rights in some countries;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to the war with Iraq and other American policies that may be unpopular in certain countries;

•	increasing political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries;

•	difficulties in enforcing agreements through foreign legal systems;

•	fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency;

•	changes in general economic and political conditions in countries where we operate.

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports; and

•	restrictions on downsizing operations in Europe and expenses and delays associated with any such activities.

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

We may choose to change our business practices or our earnings will likely be affected as a result of changes in the requirements relating to the recent accounting pronouncement requiring expensing of equity instruments issued to employees.

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

We currently account for stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and accordingly, we only record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On December 16, 2004, the FASB published FASB Statement No. 123(R) “Share-Based Payment” (“FAS 123(R)”) which was to be effective for public companies in periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for FAS 123(R). The provisions of SFAS No. 123(R) require us to value equity instruments issued to employees and liability-classified awards at grant date fair value or based upon certain valuation methods that approximate grant date fair value, and to record those values as compensation expense in our consolidated statement of operations. We will be required to implement FAS 123(R) beginning in the first quarter of fiscal 2007. Our earnings in fiscal 2007 will likely be significantly reduced as a result of changing our accounting policy in accordance with FAS 123(R). As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees or attract qualified candidates, and increase the cash compensation we pay to employees. Such a change could have a material effect on our operating performance.

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

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of that assessment have required, and continue to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

If in the future we are unable to assert that our internal control over financial reporting is effective as of the end of the then current fiscal year (or, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they it is unable to express an opinion on the effectiveness of our internal control over financial reporting), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a negative market reaction

It may become increasingly expensive to obtain and maintain insurance.

We obtain insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage has become more restrictive, and when insurance coverage is offered, the deductible for which we are responsible is larger and premiums have increased substantially. As a result, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could have a material effect on our operating performance and financial condition.

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Current directors and executive officers of the Company as a group beneficially own approximately 7.4% of our Class A common stock as of June 30, 2006. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

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

Item 1B.	Unresolved Staff Comments

None

ITEM 2.	PROPERTIES

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

Trading Market

Our Class A Common Shares are listed on the Nasdaq Stock Market—National Market under the symbol AMSWA. As of July 10, 2006, there were over 10,000 holders of Class A Common Shares who held their stock either individually or in nominee or “street” names through various brokerage firms, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years 2006 and 2005, as well as the amount of cash dividends declared in each quarter.

	High	Low	Cash Dividends Declared
Fiscal Year 2006
First Quarter	$6.10	$5.01	$0.07
Second Quarter	6.13	4.35	0.07
Third Quarter	7.25	5.10	0.07
Fourth Quarter	7.41	6.55	0.07
Fiscal Year 2005
First Quarter	$6.63	$5.25	$0.07
Second Quarter	6.58	5.03	0.07
Third Quarter	6.80	5.66	0.07
Fourth Quarter	6.73	5.20	0.07

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2006:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	3,018,968	$4.04	618,397

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

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2006 through February 28, 2006	0	$0.00	0	1,752,768

March 1, 2006 through March 31, 2006	0	$0.00	0	1,752,768

April 1, 2006 through April 30, 2006	0	$0.00	0	1,752,768

Total Fiscal 2006 Fourth Quarter	0	$0.00	0	1,752,768

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the quarter ended April 30, 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2006 through February 28, 2006	0	$0.00	0	268,896

March 1, 2006 through March 31, 2006	0	$0.00	0	268,896

April 1, 2006 through April 30, 2006	0	$0.00	0	268,896

Total Fiscal 2006 Fourth Quarter	0	$0.00	0	268,896

*	The above share purchase authority was approved by the Logility Board of Directors in December 1997 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in December 1997 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Transfer Agent

American Stock Transfer & Trust Company

10150 Mallard Creek Road, Suite 307

Charlotte, NC 28262

Phone: (718) 921-8520

http://www.amstock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the Class A common shares of American Software, Inc:

Automated Trading Desk	ICAP Corporates LLC
Boston Stock Exchange	Knight Equity Markets, L.P.
Brut, LLC	Maxim Group LLC
Cantor, Fitzgerald & Co.	Morgan, Keegan & Company
Citadel Derivatives Group LLC	National Stock Exchange
Citigroup Global Markets Inc.	Pacific Stock Exchange
Direct Edge ECN LLC	SunTrust Capital Markets Inc
E*Trade Capital Markets LLC	Susquehanna Capital Group
Hudson Securities, Inc.	The NASDAQ Market Center
UBS Securities LLC

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended April 30, 2006, 2005, 2004, 2003, and 2002 is derived from our audited consolidated financial statements. In the fourth quarter of fiscal 2002, we divested our wholly-owned hosting business, AmQUEST, Inc., to focus the Company on business software applications and related services. The Company’s financial statements have been recast to reflect AmQUEST as discontinued operations. On September 30, 2004, we purchased Demand Management Inc. (“DMI”). DMI’s operations have been included herein since October 2004.

Consolidated Statements of Operations Data:

	Years Ended April 30,
	2006	2005	2004	2003	2002
	( In thousands, except per share data)
Revenues:
License fees	$17,885	$12,310	$12,353	$12,485	$12,052
Services and other	34,693	32,771	24,407	26,933	30,671
Maintenance	24,052	19,463	17,898	19,884	21,907

Total revenues	76,630	64,544	54,658	59,302	64,630

Cost of revenues:
License fees	4,147	4,191	4,322	4,107	4,592
Services and other	26,047	22,718	16,747	18,698	18,094
Maintenance	6,590	5,729	4,678	5,522	3,936
Write-down of capitalized computer software	—	703	—	—	—

Total cost of revenues	36,784	33,341	25,747	28,327	26,622

Gross margin	39,846	31,203	28,911	30,975	38,008
Operating expenses:
Research and development costs	6,709	4,948	4,203	5,116	7,209
Sales and marketing expense	13,796	12,344	11,459	11,636	13,297
General and administrative expenses	12,986	10,768	9,068	9,287	11,851
Provision (recovery) for doubtful accounts	(3)	392	191	414	503
Amortization of acquisition-related intangibles	350	204	—	—	—

Total operating expenses	33,838	28,656	24,921	26,453	32,860

Operating income	6,008	2,547	3,990	4,522	5,148
Other income, net	3,573	2,282	2,055	1,286	2,382

Earnings from continuing operations before income taxes and minority interest	9,581	4,829	6,045	5,808	7,530
Income tax expense	(3,631)	(1,623)	(82)	—	—
Minority interest income / (expense)	(931)	78	(246)	(306)	(339)

Earnings from continuing operations	5,019	3,284	5,717	5,502	7,191
Discontinued operations:
Loss from operations of discontinued segment	—	—	—	—	(1,866)
Gain on sale of discontinued segment	—	—	—	2,084	13,376

Net earnings	$5,019	$3,284	$5,717	$7,586	$18,701

Earnings per common share
Basic:
Continuing operations	$0.21	$0.14	$0.25	$0.25	$0.32
Discontinued operations	—	—	—	0.09	0.50

	$0.21	$0.14	$0.25	$0.34	$0.82

Diluted:
Continuing operations	$0.20	$0.13	$0.23	$0.24	$0.32
Discontinued operations	—	—	—	0.09	0.50

	$0.20	$0.13	$0.23	$0.33	$0.82

Weighted average common shares—Basic	24,086	23,734	22,851	22,411	22,773
Diluted	25,099	24,474	24,640	23,132	22,911
Cash dividends declared	$0.28	$0.28	$0.24	$—	$—
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,425	$31,147	$37,530	$30,724	$30,729
Investments—short and long term	$33,223	$27,914	$28,836	$29,853	$25,826
Working capital	$55,048	$48,205	$59,961	$54,236	$41,224
Total assets	$109,889	$104,344	$97,236	$94,340	$93,475
Total long-term lease obligation and debt	$—	$—	$—	$—	$152
Shareholders’ equity	$79,372	$77,777	$76,453	$72,978	$66,417

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data”. This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “estimate,” “believe,” “expect” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed above in “Risk Factors” and elsewhere in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” at the beginning of “Item 1. Business.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2006, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

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

Valuation of Long-Lived and Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill and other intangible assets with indefinite lives. Our goodwill is subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), long-lived assets, such as property and equipment and intangible assets, are reviewed for Impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2006, our goodwill balance was $11.1 million and our intangible assets with definite lives balance was $1.9 million, net of accumulated amortization.

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

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2006, 2005, and 2004 and the percentage increases and decreases in those items for the years ended April 30, 2006 and 2005:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2006	2005	2004	2006 vs 2005	2005 vs 2004
Revenues:
License	23%	19%	23%	45%	—%
Services and other	45	51	44	6	34
Maintenance	32	30	33	24	9

Total revenues	100	100	100	19	18

Cost of revenues:
License	5	7	8	(1)	(3)
Services and other	34	35	30	15	36
Maintenance	9	9	9	15	22
Write-down of capitalized computer software development costs	—	1	—	nm	nm

Total cost of revenues	48	52	47	10	29

Gross margin	52	48	53	28	8

Research and development	9	8	8	36	18
Sales and marketing	18	19	21	12	8
General and administrative	17	16	17	21	19
Amortization of acquisition-related intangibles	—	—	—	72	nm
Provision for doubtful accounts	—	1	—	(101)	105

Total operating expenses	44	44	46	18	15

Operating income	8	4	7	136	(36)
Other income:
Interest income	2	2	2	41	13
Other, net	3	2	3	89	(17)
Charge for investment impairment	—	—	(1)	181	(74)

Earnings before income taxes and minority interest	13	8	11	98	(20)
Income tax (expense) / benefit	(5)	(3)	—	124	nm
Minority interest income / (expense)	(1)	—	(1)	nm	nm

Net earnings	7%	5%	10%	53%	(43)%

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

However, we believe information technology spending has incrementally improved in Fiscal 2006 and will continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines are improving, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

We currently view the following factors as the primary opportunities and risks associated with our business:

-	The opportunity to expand the depth and number of strategic relationships with leading enterprise software providers, systems integrators and service providers to integrate our software solutions into their services and products and to create joint marketing opportunities; we currently have a number of marketing alliances, including those with IBM, SAP and SSA Global Technologies;

-	The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets;

-	Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control;

-	The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology; and

-	The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

For more information, please see “Risk Factors” in Item 1A above.

Market Conditions by Operating Segment

The Company operates and manages its business in three segments based on software and services provided in three key product markets: (i) Supply Chain Management (SCM), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services. The SCM segment represents the business of our 88%-owned subsidiary Logility, Inc., as well as the Demand Management Inc. (DMI) subsidiary of Logility.

Our SCM segment experienced a significant upward trend in revenues during fiscal 2006 due to several factors such as 1) improvement in technical capital spending by companies in the market verticals Logility serves, 2) increased pressure on supply chains as a result of globalization and higher capacity utilization, 3) improved sales execution within Logility, and 4) to a lesser extent the September 30, 2004 acquisition of Demand Management, which increased revenues for the full year in Fiscal 2006 compared to seven months in Fiscal 2005. Services and maintenance revenues have trended upward as a result of increased license fees sales and the diminishing effect of the DMI purchase accounting effect on maintenance revenue in fiscal 2006 compared to Fiscal 2005.

The revenue trend in our ERP segment continues to be negative due to multiple factors. The ERP segment revenues declined 12% in fiscal 2006 when compared to fiscal 2005. We face heavy competition in the ERP segment from major software vendors and the overall Information Technology spending continues to be relatively weak in this product segment. Moreover, fewer new license fee sales in recent periods have resulted in lower services implementation revenues, as well as lower recurring maintenance revenues. Additionally, due to cost containment efforts undertaken by our customers, we have experienced a lower level of maintenance renewal rates from legacy customers in our ERP segment.

Our IT Consulting segment has experienced an upward trend in revenues of approximately 15% increase in fiscal 2006 when compared to fiscal 2005 as a result of more customers outsourcing IT staffing work rather than hiring. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. This trend has resulted in increased business for this segment. One customer comprised 58% of our IT Consulting revenue in fiscal 2006 and 57% in fiscal 2005. The loss of this customer would negatively and materially affect our IT consulting business. However, there is a trend to outsourcing IT to international markets that historically have been more price competitive than domestic sources, like ourselves.

We do not segment our business on a geographic basis due to the fact that international revenues have historically constituted only 8-12% of total revenues.

Fiscal Years Ended April 30, 2006 and April 30, 2005:

REVENUES:

For the fiscal year ended April 30, 2006, the increase in total revenues was attributable to increases in license fee and maintenance revenues.

International revenues represented approximately 9% of total revenues in the year ended April 30, 2006, compared to approximately 8% a year ago. This increase was due primarily to the acquisition on September 30, 2004 of Demand Management, which receives a larger portion of its revenue from international customers than the Company prior to the acquisition. Our international revenues fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

LICENSES. For the year ended April 30, 2006, license fee revenues increased by 45% compared to last year due to an improved selling environment and better sales execution in the SCM segment. License fee revenues from Logility increased 107% to $13.9 million and constituted 78% of total license fee revenues for the year ended April 30, 2006, compared to $6.7 million for the prior year period, which comprised 55% of total license fee revenues. The increase in Logility license fees was partially offset by decreased license fees from our ERP segment, which includes New Generation Computing.

The direct sales channel provided approximately 83% of license fee revenues for the year ended April 30, 2006, compared to approximately 82% a year ago. This increase is primarily the result of the additional revenue from Logility’s direct sales channel. For the year ended April 30, 2006, our margins after commissions on direct sales were approximately 83%, and our margins after commissions on indirect sales were approximately 46%.

SERVICES AND OTHER. The increase in services and other revenues for the year ended April 30, 2006 was primarily the result of increase revenue from our IT Staffing business unit, The Proven Method, as several of its customers increased utilization of outside contractors to lower their IT costs and to a lesser extent due to an increase in Logility implementation services due to improved license fees sales. In our software business units, we have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The increase in total maintenance revenues for the year ended April 30, 2006 was due primarily to increased maintenance revenue from Logility as a result of the September 30, 2004 acquisition of Demand Management, which increased revenues for the full year in fiscal 2006 compared to seven months in fiscal 2005. Also, to a lesser extent, the increase was due to improved license fees which resulted in increased maintenance revenues and the diminishing effect of purchase accounting effect on maintenance revenue from the DMI acquisition. The purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues of $319,000 that would have otherwise been recognized in fiscal 2006 compared to $1,259,000 in fiscal 2005. This was partially offset by a 1% decreased maintenance revenues from legacy ERP customers when compared to Fiscal 2005. For the year ended April 30, 2006, maintenance revenues from Logility increased 36% to $17.6 million, and constituted 73% of total maintenance revenues, compared to $13.0 million for the prior year period, which comprised 67% of total maintenance revenues. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Fiscal Years ended April 30,
	2006		2005
($000’s omitted)
Gross margin on license fees:	$13,738	77%	$8,119	66%
Gross margin on services and other:	$8,646	25%	$10,053	31%
Gross margin on maintenance:	$17,462	73%	$13,734	71%
Write-down of capitalized computer software development costs	$—	nm	$(703)	nm

Total gross margin:	$39,846	52%	$31,203	48%

Total gross margin excluding write-down of capitalized computer software development costs	$39,846	52%	$31,906	49%

The increase in total gross margin percentage for the year ended April 30, 2006 was due primarily to the increase in gross margin percentage on license fees and maintenance revenues. This was partially offset by the write-down of certain capitalized computer software development costs and a decrease in gross margin percentage services.

LICENSES. The increase in license fee gross margin percentage for the year ended April 30, 2006 compared to fiscal 2005 was due primarily to an increase in license fees and to a lesser extent due to a decrease in amortization of capitalized software development costs as a result of the completion of amortization for several R&D projects. We expect capitalized software amortization to increase in fiscal 2007 compared to fiscal 2006. To a lesser extent, the license fee margin increase was partially offset by license fee sales through Logility’s indirect channel at DMI which yields approximately 47% after agent commissions. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

SERVICES AND OTHER. For the year ended April 30, 2006, our gross margin percentage on services and other revenues were lower primarily due to increase in services revenues in the IT Consulting which have lower gross margin than the other business segments. The IT Consulting segment was 54% of the Company’s services revenue in fiscal 2006 compared to 49% in fiscal 2005. Also to a lesser extent, services gross margins were lower due to lower margins at DMI due to timing of implementation services work.

MAINTENANCE. For the year ended April 30, 2006, maintenance gross margin percentage increased compared to fiscal 2005 due to the 1) the diminishing impact of the purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues of $319,000 in fiscal 2006 compared to $1,259,000 that would have otherwise been recognized in 2005 and 2) the increase in license fees that resulted in increased maintenance.

EXPENSES:

Research and Development. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years ended (in thousands)
	April 30, 2006	Percent Change	April 30, 2005
Total capitalized computer software development costs	$2,424	(24)%	$3,201
Percentage of gross product research and development costs	27%		39%
Purchase accounting impact on share repurchases by subsidiary and related tax effect	(220)	nm	—
Percentage of total revenues	0%
Total research and development expense	6,709	36%	4,948

Percentage of total revenues	9%		8%
Total research and development expense and capitalized computer software development costs	$8,913	9%	$8,149

Percentage of total revenues	12%		13%
Total amortization of capitalized computer software development costs *	$1,960	(34)%	$2,980

nm: not meaningful

*	Included in cost of license fees

For the year ended April 30, 2006, gross product research and development costs increased when compared to the same period last year and capitalized software development costs decreased when compared to the same periods last year. These changes were primarily due to the DMI acquisition, which added gross R&D costs but did not capitalize any R&D costs during the period. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects; however, we expect capitalized software amortization expense to increase in fiscal 2007 when compared to fiscal 2006 since Logility released Voyager 7.5 in the fourth quarter ended April 30, 2006.

Sales and Marketing. In the year ended April 30, 2006, the increase in sales and marketing expenses was due primarily to increase in sales of our Logility business unit which resulted in an increase in sales commission expense and a full year of DMI sales and marketing expense in fiscal 2006 compared to seven months in fiscal 2005. Commissions on indirect sales are generally recorded to cost of sales.

General and Administrative. For the year ended April 30, 2006, the increase in general and administrative expenses was primarily due to 1) executive bonus compensation expense, 2) additional expenses related to professional services fees for Sarbanes Oxley 404 audit and 3) the increased costs from the DMI acquisition during fiscal 2006. For the year ended April 30, 2006, the average number of total employees was approximately 310, compared to approximately 303 for the year ended April 30, 2005.

Amortization of Acquisition related Intangibles. For the year ended April 30, 2006, we recorded $450,000 in intangible amortization expense related the DMI acquisition that occurred on September 30, 2004 and $43,000 related to the Logility treasury stock buy-back (see note 1(k)).

Provision (Recovery) for Doubtful Accounts. For the year ended April 30, 2006, the decrease in provision for doubtful accounts was due an improvement in overall collection issues among outstanding accounts receivable. We record an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. In estimating the allowance for doubtful accounts, we consider the age of the accounts receivable, our historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Other Income. Other income is comprised of net interest and dividend income, rental income net of related expenses and realized and unrealized gains and losses from investments. Other income increased to approximately $3.6 million in the year ended April 30, 2006 compared to approximately $2.3 million a year ago. This increase was primarily the result of 1) unrealized gains on investments, and 2) increased market yields realized on investments and to a lesser extent an increase in rental income from subleases on our Atlanta property in fiscal 2006. This increase was partially offset by a $281,000 investment impairment charge related to a minority investment at our Logility subsidiary recorded in fiscal 2006. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred. The remaining carrying amounts as of April 30, 2006 and 2005 were $0 and $281,000, respectively.

Income Taxes. The fluctuation in income tax expense is directly attributable to the changes in the Company’s net deferred tax assets. During fiscal 2006, the Company recorded income tax expense of $3.6 million compared to $1.6 million in fiscal 2005. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits and net operating loss carryforwards. Our tax effective rate was 37.9% in fiscal 2006 compared to 33.6% in fiscal 2005. This increase was due to the Company reversing the remaining tax valuation allowance in fiscal 2005 that reduced the tax effective rate. We expect the Company’s tax effective rate to be in the range of 38% to 40% in the next fiscal year. The provision for income taxes in 2006 excludes the $1.1 million of tax benefits from the recognition of stock option net operating losses.

Minority Interest. Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest expense recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to the increase in Logility income, in fiscal 2006, we recorded $931,000 in minority interest expense compared to $78,000 minority interest income in fiscal 2005.

Fiscal Years Ended April 30, 2005 and April 30, 2004:

REVENUES:

For the fiscal year ended April 30, 2005, the increase in total revenues was attributable to increases in services and maintenance revenues.

International revenues represented approximately 8% of total revenues in the year ended April 30, 2005, compared to approximately 7% the previous year. This increase was due primarily to the acquisition on September 30, 2004 of Demand Management, which receives a larger portion of its revenue from international customers than the Company prior to the acquisition. Our international revenues fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

LICENSES. For the year ended April 30, 2005, license fee revenues were unchanged compared to the previous year due to a continuing difficult and competitive selling environment. License fee revenues from Logility increased 1% to $6.7 million and constituted 55% of total license fee revenues for the year ended

April 30, 2005, compared to $6.7 million for the prior year period, which comprised 54% of total license fee revenues. The slight increase in Logility license fees was partially offset by decreased license fees from our ERP segment, which includes New Generation Computing.

The direct sales channel provided approximately 82% of license fee revenues for the year ended April 30, 2005, compared to approximately 92% in the previous year. This decrease is primarily the result of the additional revenue from the DMI acquisition, which only sells through indirect sales channels. For the year ended April 30, 2005, our margins after commissions on direct sales were approximately 82%, and our margins after commissions on indirect sales were approximately 49%.

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

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Fiscal Years ended April 30,
	2005		2004
($000’s omitted)
Gross margin on license fees:	$8,119	66%	$8,031	65%
Gross margin on services and other:	$10,053	31%	$7,660	31%
Gross margin on maintenance:	$13,734	71%	$13,220	74%
Write-down of capitalized computer software development costs	$(703)	nm	$—	nm

Total gross margin:	$31,203	48%	$28,911	53%

Total gross margin excluding write-down of capitalized computer software development costs	$31,906	49%	$28,911	53%

The decrease in total gross margin percentage for the year ended April 30, 2005 was due primarily to the write-down of certain capitalized computer software development costs and a decrease in gross margin percentage on maintenance revenues, partially offset by an increase in gross margin percentage on license fees.

LICENSES. The increase in license fee gross margin percentage for the year ended April 30, 2005 compared to fiscal 2004 was due primarily to a decrease in amortization of capitalized software development costs as a result of the completion of amortization for several R&D projects early in 2005. This reduction was not offset by any capitalizable projects achieving general availability and therefore starting amortization during the fiscal 2005. As of April 30, 2005, we had $3.8 million of capitalized software not yet being amortized. The margin increase was offset as a result of increased license fee revenues from the indirect channel, principally from DMI, which yields approximately 49% after agent commissions. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees exclusive of the DMI agent commissions.

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

WRITE-DOWN OF CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the unamortized amount for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. For the fiscal year ended April 30, 2005, we incurred a charge of $703,000 in our SCM segment related to the write-off of certain capitalized software development costs.

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

For the year ended April 30, 2005, capitalized software development costs decreased by 17% while gross product research and development costs declined only slightly when compared to the prior year period. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the year ended April 30, 2004, Logility ended the development phase of Logility Voyager Solutions 7.0, which caused an increase in capitalized development costs during the period.

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

Amortization of Acquisition related Intangibles. For the year ended April 30, 2005, we recorded $204,000 in intangible amortization expense related the DMI acquisition that occurred on September 30, 2004.

Provision for Doubtful Accounts. For the year ended April 30, 2005, the increase in provision for doubtful accounts was due additional expense related to the DMI acquisition and to a lesser extent an increase in overall collection issues among outstanding accounts receivable.

Other Income. Other income is comprised of net interest and dividend income, rental income net of related expenses and realized and unrealized gains and losses from investments. Other income increased to approximately $2.3 million in the year ended April 30, 2005 compared to approximately $2.1 million the previous year. This increase was primarily the result of unrealized gains on investments and increased market yields realized on investments in fiscal 2005. This was partially offset by lower average cash balance in fiscal 2005 due to the DMI acquisition. In the second quarter of fiscal 2005, Logility recorded a $100,000 investment impairment charge related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred. The remaining carrying amounts as of April 30, 2005 and 2004 were $281,000 and $381,000, respectively.

Income Taxes. The fluctuation in income tax expense was directly attributable to the changes in the Company’s net deferred tax assets and related valuation allowance. As discussed in the Company’s restated quarterly report on Form 10-Q/A for the period ended January 31, 2005, we recorded adjustments resulting from errors identified in the accounting for income taxes. These adjustments reduced certain deferred tax assets, including R&E tax credits, and increased certain deferred tax liabilities, principally those associated with capitalized software and property and equipment. The net effect of correcting these errors was a reduction of the valuation allowance on the Company’s net deferred tax assets. With a lower valuation allowance available to offset 2005 taxable income, the Company recorded income tax expense of $1.6 million for the year ended April 30, 2005. The Company recorded income tax expense of $82,000 during 2004, which was primarily related to federal alternative minimum taxes and state income taxes. Our effective income tax rates were 33.6% in 2005 and 1.4% in 2004. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits and net operating loss carryforwards. The provision for income taxes in 2005 excludes the $3.6 million of tax benefits from the recognition of stock option net operating losses.

Minority Interest. Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Minority interest increased income by $78,000 in the year ended April 30, 2005, while it reduced income by $246,000 in fiscal 2004.

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

The following tables show information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2006 and 2005. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended
	April 30 (in thousands)
	2006	2005
Net cash provided by operating activities	$10,540	$9,731
Net cash used in investing activities	(6,993)	(11,104)
Net cash used in financing activities	(5,269)	(5,010)

Net change in cash and cash equivalents	$(1,722)	$(6,383)

For the year ended April 30, 2006, the increase in cash provided by operating activities was due primarily to increases in net earnings, increases in tax benefit realized from stock options and other activity and changes in minority interest. This was partially offset by lower depreciation and amortization and changes in operating assets and liabilities. The decrease in cash used in investing activities in fiscal 2006 compared to fiscal 2005 was due primarily to the acquisition of Demand Management in fiscal 2005 by our Logility subsidiary and lower capitalized software development costs and purchases of property and equipment in fiscal 2006. This decrease was partially offset by the increase in net purchases/proceeds of investments and purchases of common stock by subsidiary, Logility. The increase in cash used in financing activities was due primarily to an increase in our cash dividends paid on common stock when compared to the prior fiscal year. These factors were partially offset by a decrease in repurchases of our common stock.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30 (in thousands)
	2006	2005
Cash and cash equivalents	$29,425	$31,147
Investments	33,223	27,914

Total cash and investments	$62,648	$59,061

Net increase/(decrease) in total cash and investments	$3,587	$(7,305)

The following table provides information regarding our known contractual obligations as of April 30, 2006 (in thousands):

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	1,110	329	507	235	39
Purchase Obligations	—	—	—	—	—
Other Long-Term Liab.	—	—	—	—	—

Total	$1,110	$329	$507	$235	$39

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $62.6 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that our Logility subsidiary generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments). For the year ended April 30, 2006, we generated approximately $4.2 million in cash from operations, exclusive of cash that Logility generated from its operations.

Days Sales Outstanding in accounts receivable were 71 days as of April 30, 2006, compared to 64 days as of April 30, 2005. This increase was due primarily to the increase in sales activity and the related timing of closing license fees contracts towards the end of the fiscal year. Our current ratio on April 30, 2006 was 3.2 to 1, compared to 3.0 to 1 as of April 30, 2005.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For these repurchase plans, as of July 10, 2006, we have repurchased approximately 2.4 million shares of common stock at a cost of approximately $8.5 million.

On December 15, 1997, Logility’s Board of Directors approved a resolution authorizing it to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For all repurchase plans, as of July 10, 2006, Logility had repurchased a cumulative total of approximately 1,281,000 shares at a total cost of $7.7 million.

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

The Company will be adopting Statement 123(R) beginning May 1, 2006 using the modified prospective method and is currently in the process of evaluating the impact. The actual impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

During June 2006 Emerging Issues Task Force (“EITF”) issued Issue 06-04: Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The Task Force reached a tentative conclusion that an employer should recognize a liability for future benefits based on the substantive agreement with the employee, since the postretirement benefit obligation is not effectively settled. The Task Force also reached a tentative conclusion that a consensus on this Issue would be effective for fiscal years beginning after December 15, 2006. The task force also reached a tentative conclusion that the effect of initially applying this guidance would be accounted for in a manner similar to a cumulative-effect-type adjustment. Thus, financial statements for prior years would be presented as previously reported, and the cumulative effect, if any, of adopting the guidance on the amount of retained earnings (or other appropriate components of equity or net assets) in the period of the change. Alternatively, and entity would be permitted to apply the consensus by retrospective application to all prior periods in accordance with Statement No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3, including its required disclosures.

Management is currently in the process of evaluating the possible impact the pronouncement may have on the financial statements in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Foreign Currency. For the fiscal year ended April 30, 2006, we generated 14% of our revenues outside of the United States. We typically denominate our international sales in U.S. Dollars, Euros or British Pounds Sterling. We denominate our expenses associated with our international operations in local currencies. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. In fiscal 2006, we recorded an exchange rate loss of $257,000 compared to an exchange rate loss of $24,000 in fiscal 2005. We estimate that a 10% movement in foreign currency rates would have up to $827,000 exchange gain or loss on our financial condition or results of operations.

Interest rates and other market risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of April 30, 2006 was approximately $61.6 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency and are minor.

Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. In addition, our investments in equity securities are subject to stock market volatility. Due in part to these factors, our future investment income may fall short of expectations or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates. We attempt to mitigate risk by holding fixed-rate securities to maturity, but, if our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal. We believe that a 10% fluctuation in interest rates would not have a material effect on our accompanying consolidated statements of operations.

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

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Internal control over financial reporting is a process designed by or under the supervision of our CEO and CFO, and effectively by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of April 30, 2006. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of April 30, 2006.

Our Independent Auditor, KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our management’s assessment of our internal control over financial reporting as of April 30, 2006, and this attestation report follows immediately below.

(b) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

American Software, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8(a)), that American Software, Inc. (the Company) maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that American Software, Inc. maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, American Software, Inc. has maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Software, Inc. and Subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2006, and our report dated July 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

July 13, 2006

c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and Subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and Subsidiaries as of April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2006 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standard of the Public Company Accounting Oversight Board (United States), the effectiveness of American Software, Inc.’s internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

July 13, 2006

American Software, Inc. and Subsidiaries

Consolidated Balance Sheets

April 30, 2006 and 2005

(in thousands, except share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$29,425	$31,147
Investments	32,724	24,898
Trade accounts receivable, less allowance for doubtful accounts of $244 at April 30, 2006 and $638 at April 30, 2005:
Billed	11,302	9,008
Unbilled	4,514	3,503
Deferred income taxes	248	—
Prepaid expenses and other current assets	2,323	2,238

Total current assets	80,536	70,794
Investments - noncurrent	499	3,016
Property and equipment, net	7,669	7,977
Capitalized software, net	6,711	6,637
Goodwill, net	11,120	10,344
Other intangibles, net	1,893	2,138
Deferred income taxes	—	1,972
Other assets	1,461	1,466

	$109,889	$104,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$917	$1,313
Accrued compensation and related costs	4,195	1,975
Dividends payable	1,712	1,677
Other current liabilities	3,358	3,772
Deferred income taxes	—	121
Deferred revenue	15,306	13,731

Total current liabilities	25,488	22,589
Deferred income taxes - long-term	870	—
Minority interest	4,159	3,978
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 24,918,930 shares at April 30, 2006 and 24,224,198 shares at April 30, 2005	2,492	2,422
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 3,324,994 shares at April 30, 2006 and 3,519,994 shares at April 30, 2005; convertible into Class A shares on a one-for-one basis	332	352
Additional paid-in capital	79,001	75,706
Accumulated other comprehensive income	136	139
Retained earnings	17,916	19,663
Class A treasury stock, 3,782,185 shares at April 30, 2006 and April 30, 2005	(20,505)	(20,505)

Total shareholders’ equity	79,372	77,777

Commitments and contingencies

	$109,889	$104,344

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended April 30, 2006, 2005, and 2004

(In thousands, except per share data)

	2006	2005	2004
Revenues:
License	$17,885	$12,310	$12,353
Services and other	34,693	32,771	24,407
Maintenance	24,052	19,463	17,898

Total revenues	76,630	64,544	54,658

Cost of revenues:
License	4,147	4,191	4,322
Services and other	26,047	22,718	16,747
Maintenance	6,590	5,729	4,678
Write-down of capitalized computer software development costs	—	703	—

Total cost of revenues	36,784	33,341	25,747

Gross margin	39,846	31,203	28,911

Research and development	6,709	4,948	4,203
Sales and marketing	13,796	12,344	11,459
General and administrative	12,986	10,768	9,068
Amortization of certain acquisition-related intangibles	350	204	—
Provision (recovery) for doubtful accounts	(3)	392	191

Total operating expenses	33,838	28,656	24,921

Operating income	6,008	2,547	3,990
Other income:
Interest income	1,882	1,336	1,179
Other, net	1,972	1,046	1,258
Charge for investment impairment	(281)	(100)	(382)

Earnings before income taxes and minority interest	9,581	4,829	6,045
Income tax expense	(3,631)	(1,623)	(82)
Minority interest income / (expense)	(931)	78	(246)

Net earnings	$5,019	$3,284	$5,717

Earnings per common share:
Basic:	$0.21	$0.14	$0.25

Diluted:	$0.20	$0.13	$0.23

Shares used in the calculation of earnings per common share:
Basic	24,086	23,734	22,851
Diluted	25,099	24,474	24,640

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

Years ended April 30, 2006, 2005, and 2004

(in thousands, except share data)

	Common stock				Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury stock	Total shareholders’ equity	Comprehensive Income
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2003	21,959,600	2,196	3,842,289	384	67,001	236	22,872	(19,711)	72,978
Proceeds from stock options exercised	1,482,173	148	—	—	3,834	—	—	—	3,982
Conversion of Class B shares into Class A shares	192,295	19	(192,295)	(19)	—	—	—	—	—
Warrants issued in exchange for services	—	—	—	—	93	—	—	—	93
Repurchase of 146,000 Class A shares	—	—	—	—	—	—	—	(794)	(794)
Issuance of 4,859 Class A shares under Dividend Reinvestment and Stock Purchase Plan	4,859	1	—	—	28	—	—	—	29
Net change in minority interest resulting from changes in subsidiary equity	—	—	—	—	(8)	—	—	—	(8)
Net earnings	—	—	—	—	—	—	5,717	—	5,717	5,717
Dividends declared	—	—	—	—	—	—	(5,544)	—	(5,544)	—

Comprehensive income for fiscal 2004										$5,717

Balance at April 30, 2004	23,638,927	2,364	3,649,994	365	70,948	236	23,045	(20,505)	76,453
Proceeds from stock options exercised	448,246	44	—	—	1,304	—	—	—	1,348
Conversion of Class B shares into Class A shares	130,000	13	(130,000)	(13)	—	—	—	—	—
Issuance of 7,025 Class A shares under Dividend Reinvestment and Stock Purchase Plan	7,025	1	—	—	42	—	—	—	43
Net change in minority interest resulting from changes in subsidiary equity		—	—	—	(234)	—	—	—	(234)
Net earnings		—	—	—	—	—	3,284	—	3,284	3,284
Dividends declared		—	—	—	—	—	(6,666)	—	(6,666)
Tax effect of stock option net operating loss carryforwards		—	—	—	3,646	—	—	—	3,646
Translation adjustments		—	—	—	—	(97)	—	—	(97)	(97)

Comprehensive income for fiscal 2005										$3,187

Balance at April 30, 2005	24,224,198	$2,422	3,519,994	$352	$75,706	$139	$19,663	$(20,505)	$77,777
Proceeds from stock options exercised	493,039	48	—	—	2,021	—	—	—	2,069
Conversion of Class B shares into Class A shares	195,000	20	(195,000)	(20)	—	—	—	—	—
Issuance of 6,693 Class A shares under Dividend Reinvestment and Stock Purchase Plan	6,693	2	—	—	39	—	—	—	41
Net change in minority interest resulting from changes in subsidiary equity	—	—	—	—	98	—	—	—	98
Net earnings	—	—	—	—	—	—	5,019	—	5,019	5,019
Dividends declared	—	—	—	—	—	—	(6,766)	—	(6,766)
Tax effect of stock option exercises	—	—	—	—	1,137	—	—	—	1,137
Translation adjustments	—	—	—	—	—	(3)	—	—	(3)	(3)

Comprehensive income for fiscal 2005										$5,016

Balance at April 30, 2006	24,918,930	$2,492	3,324,994	$332	$79,001	$136	$17,916	$(20,505)	$79,372

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended April 30, 2006, 2005, and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$5,019	$3,284	$5,717
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,618	4,191	5,572
Investment impairment and write-down of capitalized computer software development costs	281	803	382
Bond amortization	(92)	242	356
Tax benefit of options exercised	3,479	—	—
Net (gain) loss on investments	(1,218)	(470)	(900)
Minority interest in net earnings (loss) of subsidiary	931	(78)	246
Deferred income taxes	174	1,585	—
Grants of compensatory stock warrants and options	—	—	93
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(20,921)	(17,612)	(13,871)
Proceeds from sale of trading securities	17,778	14,635	10,512
Proceeds from maturities of trading securities	2,003	1,900	7,200
Accounts receivable, net	(3,306)	(930)	1,036
Prepaid expenses and other assets	(358)	(598)	(25)
Accounts payable and other liabilities	1,579	257	(2,125)
Deferred revenue	1,573	2,522	(121)

Net cash provided by operating activities	10,540	9,731	14,072

Cash flows from investing activities:
Capitalized computer software development costs	(2,620)	(2,886)	(3,869)
Intangible asset	(189)	—	—
Goodwill	(584)	—	—
Purchases of property and equipment, net of disposals	(678)	(1,330)	(202)
Proceeds from maturities of investments	93,899	93,506	102,617
Purchases of investments	(96,758)	(91,279)	(104,897)
Purchase of business, net of cash acquired	—	(8,641)	—
Purchases of common stock by subsidiary	(659)	(633)	—
Proceeds from exercise of stock options by subsidiary	596	—	—
Proceeds from sale of life insurance policy	—	159	—

Net cash used in investing activities	(6,993)	(11,104)	(6,351)

Cash flows from financing activities:
Repurchases of common stock	—	—	(794)
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	39	43	29
Proceeds from exercise of stock options	1,475	1,348	3,982
Dividends paid	(6,783)	(6,401)	(4,132)

Net cash used in financing activities	(5,269)	(5,010)	(915)

Net change in cash and cash equivalents	(1,722)	(6,383)	6,806
Cash and cash equivalents at beginning of year	31,147	37,530	30,724

Cash and cash equivalents at end of year	$29,425	$31,147	$37,530

Supplemental disclosures of cash paid during the years for:
Income taxes	$323	$171	$312
Interest	$—	$—	$—
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$1,712	$1,677	$1,412
Tax effect of treasury share purchases by subsidiary	$237	$315	—

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2006, 2005, and 2004

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

•	The Collaborative Supply Chain Management segment consists of Logility, Inc., an 88%, as of April 30, 2006 (see Note 11), owned subsidiary which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners.

•	The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry specific business software to both retailers and manufacturers in the Apparel, Sewn Products and Furniture industries.

•	The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm.

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

License. License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the Company recognizes revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded gross.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed under primarily time and materials arrangements and are recognized as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, (EITF No. 01-14), the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenues and totaled approximately $876,000, $832,000 and $767,000 for 2006, 2005 and 2004, respectively.

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

(e) Cash Equivalents

Cash equivalents of $28.4 million and $28.8 million at April 30, 2006 and 2005, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

(f) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

institutions. The Company’s sales are primarily to companies located in North America and Europe. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large companies under stated contract terms.

(g) Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at April 30, 2006 or 2005.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts expense/(recovery) to operations were approximately $(3,000), $392,000 and $191,000 for 2006, 2005 and 2004, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

(h) Investments

Investments consist of commercial paper, corporate bonds, government securities and marketable equity securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified its investment portfolio as “trading “ and “held-to-maturity.” “Trading” securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings. “Held-to-maturity” investments are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts using the effective interest method. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. Investments with original maturities less than one year are classified as short-term investments; and those that mature greater than one year are classified as long-term investments. The long-term investments consist of debt instruments of U.S. government agencies and mature after one year through two years.

(i) Furniture, Equipment, and Purchased Computer Software

Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation of computer and communications equipment and furniture and fixtures is calculated using the straight-line method based upon the estimated useful lives of the assets ranging from three to seven years. Purchased computer software costs represent the cost of acquiring computer software. Amortization of purchased computer software costs is calculated using the straight-line method over periods of three to five years. Depreciation and amortization expense on furniture, equipment, and purchased computer software was $1,003,000 $949,000, and $1,550,000 in 2006, 2005, and 2004 respectively.

(j) Capitalized Computer Software Development Costs

The Company capitalizes certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

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

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30, (in thousands)
	2006	2005	2004
Total capitalized computer software development costs	$2,423	$2,750	$3,398
Purchase accounting impact on treasury share repurchases by subsidiary and related tax effect	(220)	451	471
Total research and development expense	6,709	4,948	4,203

Total research and development expense and capitalized computer software development costs	$8,912	$8,149	$8,072

Total amortization of capitalized computer software development costs	$2,129	$2,980	$4,021
Write-off capitalized computer software costs as a result of net relizable value analysis, net of accumulated amortization	$—	$703	$—

Capitalized computer software development costs consist of the following at April 30, 2006 and 2005 (in thousands):

	2006	2005
Capitalized computer software development costs	$23,992	$21,789
Accumulated amortization	(17,281)	(15,152)

	$6,711	$6,637

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s treasury stock repurchases. During fiscal 2006 and 2005, the Company capitalized $197,000 and $451,000 (including $315,000 related to the non-cash tax effects of these treasury stock repurchases), respectively, as a result of such repurchases. In addition during 2006 the Company recorded purchase price adjustments of approximately $417,000 to reallocate costs previously classified as capitalized software. Such amounts were reallocated among goodwill, deferred income taxes and other intangible assets.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

These costs which are being amortized ratably based on the projected revenues associated with the related assets of Logility, Inc. or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of these capitalized costs is included in the cost of license revenues in the consolidated statements of operations and totaled $242,000 and $218,000 in fiscal 2006 and 2005, respectively. In the fourth quarter of fiscal year ended April 30, 2005, we incurred a charge of $703,000 in our SCM segment related to the write-off of certain capitalized software development costs.

(k) Acquisition-Related Intangible Assets

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definitive lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, three years, including the period being reported on. The other intangible assets are being amortized on a straight-line basis over a period of six years. Total amortization expense related to acquisition-related intangible assets was approximately $450,000 and $262,000 for 2006 and 2005, respectively, of which $100,000 and $58,000 related to amortization of acquired software included in cost of license revenues and $350,000 and $204,000 related to other intangible assets is included in operating expenses as amortization of acquisition-related intangibles in the accompanying consolidated statements of operations at April 30, 2006 and 2005 respectively (in thousands).

Acquisition related intangible assets consist of the following (in thousands):

	Average Life	2006	2005
Acquired software	3	$300	$300
Distribution Channel	6	1,000	1,000
Customer Relationships	6	800	800
Trademarks	6	300	300

	5	2,400	2,400
Less accumulated amortization		(712)	(262)

		$1,688	$2,138

The Company expects amortization expense for the next five years to be as follows based on

intangible	assets as of April 30, 2006 (in thousands):

2007	$450
2008	392
2009	350
2010	350
2011	146

$1,688

(l) Goodwill and Other Intangibles

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company has adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Asset. Goodwill and intangible assets

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

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

Goodwill consisted of the following by segment:

	Enterprise resource planning	Collaborative Supply Chain management	IT Consulting	Total
Balance at April 30, 2004	$4,346	$—	$—	$4,346
Goodwill recorded in conjunction with acquisition of Demand Management, Inc.	—	6,103	—	6,103
Recording of acquisition related deferred tax assets	(105)	—	—	(105)

Balance at April 30, 2005	$4,241	$6,103	$—	$10,344
Purchase accounting adjustment related to DMI contingent liability	—	(294)	—	(294)
Goodwill related to the Logility Stock Buyback Step Acquisition	821	—	—	821
Reallocation of previously recorded amounts related to Logility Stock Buyback Step Acquisition	249	—	—	249

Balance at April 30, 2006	$5,311	$5,809	$—	$11,120

Intangible Assets consisted of the following by segment:
	Enterprise resource planning	Collaborative Supply Chain management	IT Consulting	Total
Balance at April 30, 2004		$—	$—	$—
Intangibles recorded in conjunction with acquisition of Demand Management, Inc.	—	2,138	—	2,138
Recording of acquisition related deferred tax assets	—	—	—	—

Balance at April 30, 2005	$—	$2,138	$—	$2,138
Intangibles related to the Logility Stock Buyback Step Acquisition, net of amortization	189	—	—	189
Reallocation of previously recorded amounts related to Logility Stock Buyback Step Acquisition	58	—	—	58
Amortization expense	(43)	(450)	—	(493)

Balance at April 30, 2006	$205	$1,688	$—	$1,893

During 2006, the Company reversed the purchase accounting accrual related to certain contingent liabilities, which totaled approximately $294,000 and reduced goodwill by this same amount. In addition, the Company recorded purchase price adjustments related to the Logility stock buyback step acquisition initially allocated to Capitalized Software. Approximately $307,000 was reallocated between Goodwill and Intangible assets based on their relative fair values. The adjustment resulted in a reversal of amortization expense in the amount of $70,446, which is recorded as a component of general and administrative expense in the accompanying consolidated Statements of operations at April 30, 2006.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

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

(n) Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2006, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

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

	2006	2005	2004
Dividend yield	4.3%	5.0%	4.0%
Expected volatility	54.3%	74.2%	88.0%
Risk-free interest rate	4.4%	4.2%	4.3%
Expected term	5 years	5 years	4 years

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

The following table illustrates the effect on net earnings if the fair-value based method had been applied in each period.

	Years ended April 30
	2006	2005	2004
	(In thousands, except per share data)
Net earnings:
As reported	$5,019	$3,284	$5,717
Deduct stock-based compensation expense determined under the fair value method, net of income taxes	(980)	(1,089)	(1,163)

Pro forma	$4,039	$2,195	$4,554

Basic net earnings per common share:
As reported	$0.21	$0.14	$0.25
Pro forma	0.17	0.09	0.20
Diluted net earnings per common share:
As reported	$0.20	$0.13	$0.23
Pro forma	0.16	0.09	0.18

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123 (R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

The Company will be adopting Statement 123(R) beginning May 1, 2006 using the modified prospective method and is currently in the process of evaluating the impact. The actual impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations. The impact of adopting Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted 123(R) in prior periods, the Company believes the impact of that standard would have approximated the pro forma impact described above except for the impact of the write-off, against income tax expense, of the deferred tax asset associated with recognized compensation costs which were higher than the tax deductions associated with the exercise of these share-based options. Statement 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options). In the past, the operating cash flows of the Company have not benefited from such excess deductions.

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

(q) Impairment of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill for impairment as of April 30, 2006 and did not identify any asset impairment as a result of the review.

(r) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

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

The numerator in calculating both basic and diluted earnings per common share for each year is the same as net earnings. The denominator is based on the following number of common shares:

	Years ended April 30, (in thousands)
	2006	2005	2004
	(In thousands)
Weighted average common shares outstanding:
Class A shares	20,761	20,171	19,043
Class B shares	3,325	3,563	3,808

Basic weighted average common shares outstanding	24,086	23,734	22,851
Dilutive effect of outstanding Class A common stock options outstanding	1,013	740	1,789

Total used for diluted	25,099	24,474	24,640

See footnote 7 for additional potential dilution.

(t) Guarantees and Indemnifications

The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a pro-rated refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2006 or 2005.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2006 or 2005.

(u) Industry Segments

The Company operates and manages its business in three operating segments. See Note 11 of the Consolidated Financial Statements.

(2) Investments

Investments consist of the following (in thousands):

		April 30
		2006	2005
Trading:
Debt Securities:
US Treasury securities		$2,281	$3,466
Tax-exempt state and municipal bonds		463	379
Other government bonds		1,476	458
Certificates of Deposit		198	198

Total Debt securities		4,418	4,501
Marketable equity securities		7,975	5,518

		$12,393	$10,019

	April 30, 2006
	Carrying value	Fair value	Unrealized gain (loss)
Held-to-maturity:
Commercial paper	$6,972	$6,980	$8
Corporate bonds	3,556	3,553	(3)
Government securities	10,303	10,277	(26)

	$20,831	$20,810	$(21)

	April 30, 2005
	Carrying value	Fair value	Unrealized gain (loss)
Held-to-maturity:
Commercial paper	$5,986	$5,988	$2
Corporate bonds	3,876	3,866	(10)
Government securities	8,033	8,018	(15)

	$17,895	$17,872	$(23)

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

The total carrying value of all investments on a consolidated basis was approximately $33,224,000 and $27,914,000 at April 30, 2006 and 2005, respectively. At April 30, 2006 and 2005, approximately $499,000 and $996,000, respectively, of held-to-maturity investments are included in investments-noncurrent in the accompanying consolidated balance sheets. As of April 30, 2006, the Company does not believe any investments to be impaired other than on a temporary basis.

The Contractual maturities of debt securities classified as trading at April 30, 2006 and 2005 were as follows:

	2006	2005
Due within one year	$3,520	$2,479
Due within two years	491	1,114
Due within three years	98	702
Due after three years	309	205

	$4,418	$4,501

The contractual maturity of debt securities classified as held to maturity at April 30, 2006 and 2005 were as follows:

	2006	2005
Due within one year	$20,311	$16,876
Due within two years	—	—
Due within three years	—	499
Due after three years	499	497

	$20,810	$17,872

In 2006, 2005, and 2004, the Company’s investment portfolio of trading securities experienced net unrealized holding gains of approximately $1,001,781, $367,000, and $834,000, respectively, which have been included in other income, net in the accompanying consolidated statements of operations.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

(4) Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2006 and 2005 (in thousands):

	2006	2005
Buildings and leasehold improvements	$17,847	$17,445
Computer equipment and purchased software	8,165	7,929
Office furniture and equipment	3,837	3,797

	29,849	29,171
Less accumulated depreciation and amortization	22,180	21,194

	$7,669	$7,977

(5) Acquisitions

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

The following unaudited pro forma information presents our results of operations for the years ended April 30, 2005 and 2004 as if the acquisition had taken place at May 1, 2003 (in thousands, except per share data):

	Years Ended
	April 30, 2005	April 30, 2004
Total revenues	$70,467	$63,949
Net earnings	4,202	5,702
Net earnings per common share (basic)	0.18	0.25
Net earnings per common share (diluted)	0.17	0.23
Weighted average number of common shares outstanding (basic)	23,734	22,851
Weighted average number of common shares outstanding (diluted)	24,531	24,640

These pro forma results of operations include adjustments to the historical financial statements of the consolidated companies and have been prepared for comparative purposes only. Because our fiscal year ends on April 30, and DMI’s ends on December 31, timing differences exist in the twelve month periods reported; however, we believe these timing differences are not material, as DMI’s operating results have historically been consistent quarter to quarter. For DMI, we have used the twelve month period from April 1 – March 31. These pro forma results exclude the post-acquisition fair value adjustment made to deferred revenue from the date of acquisition as described below, and do not purport to be indicative of our actual results of operations had the acquisition occurred at the beginning of 2004.

In accordance with SFAS No. 141, “Business Combinations,” we have accounted for the acquisition under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

management’s estimates of current fair values. We allocated the total purchase price to the net tangible assets and intangible assets acquired based on management’s estimates fair value at the date of acquisition. We based the allocation of the total purchase price to the acquired technology and other intangible assets, including trade names and maintenance contracts, on such estimates. The estimating process included analyses based on income, cost, and market approaches. We allocated $5.8 million of the total purchase price to goodwill, which is deductible for income tax purposes.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

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

On June 27, 2005, Logility, Inc., our approximately 88% owned subsidiary, purchased approximately 247,189 shares of its common stock for approximately $1.5 million. In accordance with SFAS No. 141, “Business Combinations,” we have accounted for this transaction under the purchase method of accounting. The total amount allocated from this transaction was $1.2 million, which includes approximately $237,000 related to the non-cash tax effects of this treasury stock purchase. We have allocated the $1.2 million to capitalized software development costs, totaling approximately $197,000, intangible assets, totaling approximately $189,000, and goodwill, totaling approximately $821,000, based on management’s estimates of fair value at the date of the transaction. The costs allocated to capitalized software development costs and intangible assets are being amortized ratably based on the projected revenues associated with the related assets of Logility, Inc. or on a straight-line basis over three to six years, whichever method results in a higher level of amortization. Amortization of these capitalized costs is included in the cost of license revenues and general and administrative costs in the accompanying consolidated statements of operations for capitalized software development costs and intangible assets, respectively.

(6) Income Taxes

Income tax expense consisted of the following:

	Years ended April 30,
	2006	2005	2004
Current:
Federal	$1,144	$53	$60
State	141	33	22

	1,285	86	82

Deferred:
Federal	1,966	1,376	—
State	380	161	—

	2,346	1,537	—

	$3,631	$1,623	$82

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

The Company’s effective income tax rate differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 34% to earnings before income taxes as follows:

	Years ended April 30,
	2006	2005	2004
	(In thousands)
Computed “expected” income tax expense	$3,258	$1,642	$2,055
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	394	249	100
Change in valuation allowance for deferred tax assets	56	(3,391)	(1,638)
Derecognition of R&D credits	(75)
Recognition of benefit to additional paid-in capital from stock option net operating loss carryforwards	—	3,239	—
Other, net, including permanent items	(2)	(116)	(435)

	$3,631	$1,623	$82

The Company recorded income tax expense of $82,000 during 2004, which was primarily related to federal alternative minimum taxes and state income taxes. Our effective income tax rates were 37.89%, 33.6% and 1.4% in 2006, 2005 and 2004, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits and net operating loss carryforwards. The provision for income taxes in 2006 and 2005 excludes $1.1 million and $3.6 million, respectively, of tax benefits realized from the recognition of stock option net operating losses, which has been recorded in additional paid-in capital.

The significant components of deferred income tax expense attributable to income from continuing operations before income taxes for the years ended April 30, 2006, 2005, and 2004 are as follows:

	Years ended April 30,
	2006	2005	2004
	(In thousands)
Deferred tax expense	$2,290	$1,689	$1,638
Increase (decrease) in beginning-of-the-year balance of the valuation allowance for deferred tax assets[1]	56	(152)	(1,638)

	$2,346	$1,537	$—

[1]	Excludes approximately $3.2 million reduction in valuation allowance from the recognition of benefit to additional paid-in capital from stock option net operating loss carryforwards in fiscal 2005.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2006 and 2005 are presented as follows:

	2006	2005
	(In thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$530	$564
Net operating loss carryforwards	1,776	3,992
Intangible assets and fixed asset basis differences	283	389
Research and experimentation tax credit carryforwards	393	362
Investment tax credit carryforwards	849	732

Total gross deferred tax assets	3,831	6,039
Less valuation allowance	449	393

Net deferred tax assets	3,382	5,646

Deferred tax liabilities:
Capitalized computer software development costs	(2,627)	(2,521)
Unrealized Gains/losses on trading securities	(812)	(488)
Goodwill amortization	(58)	—
Fixed asset basis differences	(92)	(21)
Deferred revenue	(339)	(677)
Other	(76)	(88)

Total gross deferred tax liabilities	(4,004)	(3,795)

Net deferred tax (liabilities) assets	$(622)	$1,851

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2006.

At April 30, 2006, the Company has net operating loss, research and experimentation credit and AMT tax credit carry forwards, for U.S. federal income tax purposes of approximately $3.5 million, $393,000 and $849,000, respectively which are available to offset future federal taxable income, if any, through 2026, except for the AMT credit carryforward which does not expire. The net operating loss carryforwards are related to the exercise of stock options which have been recognized and credited to additional paid-in capital. During fiscal 2006, the Company would have recognized as tax expense approximately $59,000 of alternative minimum tax (AMT) that would have been payable had there been no stock option deductions. Actual stock option deductions incurred for income tax purposes results in no actual payment of AMT, a “hypothetical” deferred income tax asset would have been created by the AMT expense incurred.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

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

Under the 2001 Stock Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant, except with respect to non-employee directors, who receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 10 years after the date of grant (or 5 years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

stock of the Company at the time of grant). A total of 3,575,000 shares are authorized for issuance pursuant to options granted under this Plan. In February 2005, the Board amended the stock option grant forms to be used in connection with the 2001 Option Plan for future grants to provide for a six year grant life and a five year vesting period. In July 2005, the Board of Directors approved an amendment increasing the number of shares available for grant by 600,000 shares.

Incentive and nonqualified options exercisable at April 30, 2006 and 2005 totaled 2,277,005 and 2,456,443, respectively. Options available for grant at April 30, 2006, for the 2001 Plan are 618,397 shares.

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

A summary of the status of the Company’s stock option plans as of April 30, 2006, 2005, and 2004 and changes during the years ended on those dates is presented below:

	Shares	Weighted average price
Outstanding at April 30, 2003	4,918,276	$3.18
Granted	77,000	6.31
Exercised	(1,482,173)	2.69
Forfeited/canceled	(91,975)	3.71

Outstanding at April 30, 2004	3,421,128	3.45

Granted	424,163	5.58
Exercised	(448,246)	2.90
Forfeited/canceled	(75,979)	3.21

Outstanding at April 30, 2005	3,321,066	3.81

Granted	347,000	5.89
Exercised	(493,039)	2.96
Forfeited/canceled	(156,165)	6.49

Outstanding at April 30, 2006	3,018,862	$4.04

Options exercisable at April 30, 2006	2,277,005	$3.67
Weighted average fair value of options granted during:
2006		$3.29
2005		2.46
2004		3.35

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

The following table summarizes information about fixed stock options outstanding at April 30, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2006	Weighted Average remaining contractual life (years)	Weighted average exercise price	Number exercisable at April 30, 2006	Weighted average exercise price
$0.50 – 1.69	68,463	5.2	$1.50	68,463	$1.50
1.70 – 3.38	1,487,544	4.6	2.68	1,339,669	2.64
3.39 – 5.06	483,338	4.2	3.94	480,838	3.94
5.07 – 6.75	792,573	6.5	5.68	236,985	5.72
6.76 – 8.44	121,550	6.0	7.43	85,550	7.57
8.45 – 10.13	500	1.3	8.75	500	8.75
10.14 –11.81	15,000	1.5	11.75	15,000	11.75
$11.82 –13.50	50,000	3.9	12.75	50,000	12.75

	3,018,968	5.1	4.04	2,277,005	3.67

A summary of the status of the Subsidiary’s Stock Plan as of April 30, 2006, 2005, and 2004 and changes during the years then ended is presented below:

	Shares	Weighted average price
Outstanding at April 30, 2003	779,045	$3.65
Granted	17,200	4.67
Exercised	(69,380)	3.10
Forfeited/canceled	(15,266)	3.90

Outstanding at April 30, 2004	711,599	3.72

Granted	175,000	4.02
Exercised	(15,600)	3.01
Forfeited/canceled	(7,776)	3.36

Outstanding at April 30, 2005	863,223	3.79

Granted	13,500	7.01
Exercised	(188,456)	3.10
Forfeited/canceled	(5,170)	3.72

Outstanding at April 30, 2006	683,097	$4.05

Options exercisable at April 30, 2006	545,747	$4.10
Weighted average fair value of options granted during:
2006		$5.76
2005		2.92
2004		3.35

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

The following table summarizes information about fixed stock options outstanding at April 30, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2006	Weighted Average remaining contractual life (years)	Weighted average exercise price	Number exercisable at April 30, 2006	Weighted average exercise price
$1.63 – 3.25	243,532	4.3	$2.71	226,907	$2.72
3.26 – 4.88	367,825	6.0	3.91	247,200	3.86
4.89 – 6.50	12,150	8.6	5.40	12,050	5.40
6.51 – 8.13	25,000	3.6	7.30	25,000	7.30
8.14 – 9.75	6,000	9.9	9.20	6,000	9.20
9.76 - 11.38	12,795	3.3	10.22	12,795	10.22
11.39 – 13.00	2,000	1.8	11.63	2,000	11.63
13.01 – 14.63	6,795	1.4	14.50	6,795	14.50
$14.64 – 16.25	7,000	2.5	15.61	7,000	15.61

	683,097	5.2	$4.05	545,747	$4.10

(c) Stock Repurchases

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. We did not make any repurchases of our common stock in the quarter ended April 30, 2006. For this repurchase plan, through July 10, 2006, we have repurchased 247,232 shares of common stock at a cost of approximately $1.1 million.

In February 2003, the Logility’s Board of Directors amended an existing stock repurchase program to authorize the repurchase of up to an additional 400,000 shares of the Company’s common stock for a total authorized repurchase amount of up to 1,550,000 shares. The Logility has repurchased 1,281,104 shares of its common stock for $7,674,000 as of July 10, 2006.

(8) International Revenue and Significant Customer

International revenues approximated $6.8 million or 9%, $5.0 million or 8%, and $4.0 million or 7%, of consolidated revenues for the years ended April 30, 2006, 2005, and 2004, respectively, and were derived primarily from customers in Canada and Europe.

One customer accounted for approximately 14% of consolidated revenue for the year ended April 30, 2006, principally from our IT Consulting segment. Accounts receivable from this customer was $1,439,000 at April 30, 2006.

Two customers accounted for approximately 11% and 14% of consolidated revenue for the year ended April 30, 2005, principally from our ERP and IT Consulting segments. Accounts receivable from these customers were $1,249,000 and $505,000 at April 30, 2005, respectively.

One customer accounted for approximately 11% of consolidated revenue for the year ended April 30, 2004, principally from our ERP segment. Accounts receivable from this customer was $951,000 at April 30, 2004.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

(9) Investment Impairment

In 2006 and 2005, we recorded $281,000 and $100,000 of investment impairment charges related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred. The remaining carrying amounts as of April 30, 2006 and 2005 were $0 and $281,000, respectively, and are recorded in other non-current assets.

(10) Commitments and Contingencies

(a) Leases

The Company previously leased an office facility from a partnership controlled by the two Class B shareholders, under an operating lease that by its term expired December 31, 1996. That lease was continued on a month-to-month basis through August, 2003, when it was terminated. Amounts expensed under this lease for each of the years ended April 30, 2006, 2005, and 2004 approximated $0, $0, and $100,000, respectively.

The Company leases other office facilities and equipment under various operating leases. Rental expense for these leases approximated $789,000, $865,000, and $959,000 for the years ended April 30, 2006, 2005, and 2004, respectively. A facility leased by a subsidiary of the Company included a lease incentive which was recorded as an increase in leasehold improvements and deferred rent.

The Company leased several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $509,000 $398,000 and $425,000 for three years ended April 30, 2006, 2005 and 2004. In addition the Company owns properties leased under various operating leases. Rental income for these leases approximated $211,000, $146,000, and $88,000 for the three years ended April 30, 2006, 2005, and 2004. The rental income is included as a component of other income in the accompanying consolidated income statement.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2006 are as follows:

Years ended April, 30:
2007	$329
2008	274
2009	233
2010	235
2011	39

$1,110

Future minimum lease rentals receivable under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2006 are as follows:

Years ended April, 30:
2007	$727
2008	495
2009	231
2010	205
2011	115

$1,773

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

(b) 401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2006, 2005, or 2004.

Through December 31, 2001, the Company contributed an employer match in an amount equal to 25% of the eligible participant’s compensation contributed to the Plan subject to a maximum of 6% of compensation The Company did not make profit sharing contributions for 2006, 2005, or 2004.

(c) Contingencies

The Company more often than not indemnifies its customers against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with use of the Company’s products. The Company has historically not been required to make any payments under such indemnifications. However, the Company continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are estimable. In addition, the Company warrants to customers that the Company’s products operate substantially in accordance with the software product’s specifications. Historically, no costs have been incurred related to software product warranties and none are expected in the future, and as such no accruals for software product warranty costs have been made. Additionally, the Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

(11) Segment information

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates and manages its business in three segments based on software and services provided in three key product markets: (i) Collaborative Supply Chain Management, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 88%, as of April 30, 2006, owned subsidiary Logility, Inc., as well as the recently acquired DMI.

The Company’s chief operating decision maker is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Company’s business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. The CEO does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses, interest income and other, net, and the provision for income taxes are not broken out by segment. The Company’s does not account for, or report to the CEO, assets or capital expenditures by segment.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

Following is information related to each segment as of and for the years ended April 30, 2006, 2005 and 2004:

	2006	2005	2004
Revenues:
Enterprise Resource Planning	$20,750	$23,502	$23,186
Collaborative Supply Chain Management	37,303	24,876	22,826
IT Consulting	18,577	16,166	8,646

	$76,630	$64,544	$54,658

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(131)	$2,419	$1,848
Collaborative Supply Chain Management	5,959	(876)	1,803
IT Consulting	180	1,004	339

	$6,008	$2,547	$3,990

Intersegment eliminations:
Enterprise Resource Planning	$(1,600)	$(1,595)	$(1,541)
Collaborative Supply Chain Management	1,600	1,595	1,541
IT Consulting	—	—	—

	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,731)	$824	$307
Collaborative Supply Chain Management	7,559	719	3,344
IT Consulting	180	1,004	339

	$6,008	$2,547	$3,990

Capital expenditures:
Enterprise Resource Planning	$482	$915	$111
Collaborative Supply Chain Management	196	415	86
IT Consulting	—	—	5

	$678	$1,330	$202

Capitalized Software:
Enterprise Resource Planning	$(220)	$136	$577
Collaborative Supply Chain Management	2,423	2,750	3,292
IT Consulting	—	—	—

	$2,203	$2,886	$3,869

Depreciation and amortization:
Enterprise Resource Planning	$1,063	$1,124	$1,291
Collaborative Supply Chain Management	2,556	3,064	4,280
IT Consulting	—	3	1

	$3,618	$4,191	$5,572

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

	April 30, 2006	April 30, 2005	April 30, 2004
Identifiable assets:
Enterprise Resource Planning	$51,650	$52,746	$53,117
Collaborative Supply Chain Management	53,074	47,809	42,368
IT Consulting	5,165	3,789	1,751

	$109,889	$104,344	$97,236

(12) Financial Statements and Supplementary Data (Unaudited)

The following schedule presents results for each quarter in the years ended April 30, 2006 and 2005 (in thousands, except per share amounts):

	Total revenues	Operating income	Net earnings	Diluted earnings per share
Quarter ended:
July 31, 2005	$16,766	$729	$1,024	$0.04
October 31, 2005	19,034	1,797	819	0.03
January 31, 2006	20,368	2,119	1,987	0.08
April 30, 2006	20,462	1,363	1,189	0.05

Year ended April 30, 2006	$76,630	$6,008	$5,020	$0.20

Quarter ended:
July 31, 2004	$13,705	$565	$1,150	$0.05
October 31, 2004	14,877	810	1,481	0.06
January 31, 2005	17,362	532	50	0.00
April 30, 2005	18,600	640	603	0.02

Year ended April 30, 2005	$64,544	$2,547	$3,284	$0.13

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2006. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2006.

We believe our consolidated financial statements fairly present in all material respects our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements as of April 30, 2006 and 2005 and for each of the years in the three-year period ended April 30, 2006 is included in this Form 10-K.

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

Reports on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm on management’s assessment of internal control over financial reporting are included under Item 8 “Financial Statements and Supplementary Data” of this report.

Item 9B.	Other Information

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

Name	Age	Position

James C. Edenfield	71	President, Chief Executive Officer, Treasurer and Director; Chairman of the Board of Directors of Logility, Inc.

Thomas L. Newberry	73	Chairman of the Board of Directors

J. Michael Edenfield	48	Director, Executive Vice President; President and Director of Logility, Inc.

David H. Gambrell	76	Director

Dennis Hogue	53	Director

John J. Jarvis	64	Director

James B. Miller, Jr.	66	Director

Thomas L. Newberry, V	39	Director

Jeffrey W. Coombs	54	Executive Vice President of American Software USA, Inc.

Vincent C. Klinges	43	Chief Financial Officer

James R. McGuone	59	Secretary

All directors hold office until the next annual meeting of the shareholders of the Company. Information regarding the directors of the Company, including their ages, their principal occupations for at least the past five years, other public company directorships held by them and the year each was first elected as a director of the Company, are set forth under the caption “Election of Directors” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference.

Executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors. Information regarding the directors and the executive officers of the Company, including their ages and their principal occupations for at least the past five years, is set forth below:

Mr. Coombs first joined American Software in January 1985. In 1988, he was elected Vice President of Professional Services. From May 1994 to February 1996, Mr. Coombs was employed by Indus International, Inc. (formerly known as TSW International, Inc.) as Senior Vice President. Mr. Coombs rejoined us in February 1996 as Senior Vice President of Professional Services. In April 2001, Mr. Coombs was promoted to Executive Vice President of American Software USA, Inc. From March 1978 to June 1984 Mr. Coombs was employed by Saudi Arabian Airlines as a Project Manager in Information Technology. Prior to that time Mr. Coombs held various positions with the Northern Bank Ltd., Belfast.

Mr. Klinges joined American Software in February 1998, as Vice President of Finance. In September 1999, Mr. Klinges was promoted to Chief Financial Officer. In September 1999, Mr. Klinges became the Chief Financial Officer of Logility, Inc. From July 1995 to February 1998, Mr. Klinges was employed by Indus International, Inc. (formerly known as TSW International, Inc.), as Controller. From November 1986 to July 1995, Mr. Klinges held various positions with Dun & Bradstreet, Inc., including Controller of Sales Technologies, a software division of Dun & Bradstreet Inc. Mr. Klinges holds a Bachelor of Business Administration from St. Bonaventure University.

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

During fiscal 2006, based upon a review by the Company of filings made under Section 16(a) of the Exchange Act and representations from its directors and officers, all of the reports required to be filed during fiscal 2006 were filed on a timely basis except Jeffrey W. Coombs filed one report late.

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

This information is set forth under the caption “Certain Information Regarding Executive Officers and Directors” in the Proxy Statement, which information is incorporated herein by reference

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of management and others is set forth under the caption “Voting Securities—Security Ownership” in the Proxy Statement, which information is incorporated herein by reference.

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

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term by giving proper notice. Logility will indemnify us against any damages that we may incur in connection with our performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with our rendering of services under the Services Agreement. For the fiscal years 2006, 2005 and 2004 the services related to this agreement were valued at $1.3 million, $1.2 million and $1.1 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities owned or leased by us (or our subsidiaries).

The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated by Logility for any reason with respect to any particular facility upon thirty days’ written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years 2006, 2005 and 2004, the services related to this agreement were valued at $411,000, $410,000 and $454,000, respectively. Included in these costs are lease expense, utilities expense, telephone expense, and security expense.

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

Marketing License Agreement

American Software USA, Inc. (“USA”), a wholly-owned subsidiary of American Software, and Logility had previously entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement ended August 1, 2003, and was not renewed. No payments were made under this agreement for fiscal year 2006 and 2005. Payments equal to $102,000 were made in fiscal 2004.

Intercompany Loans

As a result of the various transactions between the Company and Logility, amounts payable to and receivable from Logility arise from time to time. At April 30, 2006, there was a receivable from Logility in the amount of $3,445,000.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is set forth under the caption “Independent Registered Public Accounting Firm – Audit Fees and All Other Fees” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Page
Report of Independent Registered Public Accounting Firm	106
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2006	107

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

Under date of July 13, 2006, we reported on the consolidated balance sheets of American Software, Inc. and Subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2006, which are included in the April 30, 2006 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with standards of the Public Company Oversight Board (United States), the effectiveness of American Software, Inc.’s internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control – Intergrated Framework issued by the Committee on Sponsoring Organization of the Treadway Commission (COSO), and our report dated July 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

July 13, 2006

SCHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2006, 2005, 2004

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions (1)	Deductions (2)	Balance at end of year
April 30, 2006	$638	(3)	1	392	244
April 30, 2005	$768	392	202	724	638
April 30, 2004	$788	191	11	222	768

(1)	Recovery of previously written-off amounts and beginning balance from acquisition of Demand Management, Inc.
(2)	Write-off of uncollectible accounts.

Deferred Income Tax Valuation Allowance

The deferred tax valuation allowance roll-forward is included in Item 8 of this Report the “Notes to Consolidated Financial Statements”—Note 6.

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

Date: July 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James C. Edenfield James C. Edenfield	President, Chief Executive Officer, Treasurer and Director	July 13, 2006

/s/ Thomas L. Newberry Thomas L. Newberry	Chairman of the Board of Directors	July 13, 2006

/s/ J. Michael Edenfield J. Michael Edenfield	Director, Executive Vice President	July 13, 2006

/s/ David H. Gambrell David H. Gambrell	Director	July 13, 2006

/s/ Dennis Hogue Dennis Hogue	Director	July 13, 2006

/s/ John J. Jarvis John J. Jarvis	Director	July 13, 2006

/s/ Thomas L. Newberry, V Thomas L. Newberry, V.	Director	July 13, 2006

/s/ James B. Miller, Jr. James B. Miller, Jr.	Director	July 13, 2006

/s/ Vincent C. Klinges Vincent C. Klinges	Chief Financial Officer	July 13, 2006

/s/ Herman L. Moncrief Herman L. Moncrief	Controller and Principal Accounting Officer	July 13, 2006