Form 10-Q
period 2006-07-31
AMERICAN SOFTWARE INC
filed 2006-09-11
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at September 8, 2006
Class A Common Stock, $.10 par value	21,203,225 Shares
Class B Common Stock, $.10 par value	3,314,994 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2006	April 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$30,073	$29,425
Investments	33,445	32,724
Trade accounts receivable, less allowance for doubtful accounts of $223 at July 31, 2006 and $244 at April 30, 2006:
Billed	10,505	11,302
Unbilled	3,701	4,514
Deferred Income taxes	96	248
Prepaid expenses and other current assets	2,303	2,323

Total current assets	80,123	80,536

Investments - noncurrent	406	499
Property and equipment, net	7,510	7,669
Capitalized software, net	6,500	6,711
Goodwill	11,120	11,120
Other intangibles, net	1,839	1,893
Other assets	1,439	1,461

	$108,937	$109,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$866	$917
Accrued compensation and related costs	2,005	4,195
Dividends payable	1,716	1,712
Other current liabilities	4,568	3,358
Deferred revenue	15,050	15,306

Total current liabilities	24,205	25,488

Deferred income taxes	1,060	870
Minority interest	4,344	4,159
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares:
Issued 24,985,410 shares at July 31, 2006 and 24,918,930 shares at April 30, 2006	2,497	2,492
Class B, $.10 par value. Authorized 10,000,000 shares:
Issued and outstanding 3,314,994 shares at July 31, 2006 and 3,324,994 shares at April 30, 2006; convertible into Class A shares on a one-for-one basis	331	332
Additional paid-in capital	79,413	79,001
Accumulated other comprehensive income	145	136
Retained earnings	17,447	17,916
Class A treasury stock, 3,782,185 shares at July 31, 2006 and April 30, 2006	(20,505)	(20,505)

Total shareholders’ equity	79,328	79,372

Commitments and contingencies

	$108,937	$109,889

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2006	2005
Revenues:
License	$4,373	$3,444
Services and other	9,263	7,687
Maintenance	6,545	5,635

Total revenues	20,181	16,766

Cost of revenues:
License	1,454	1,074
Services and other	6,644	5,529
Maintenance	1,777	1,568

Total cost of revenues	9,875	8,171

Gross margin	10,306	8,595

Research and development	1,719	1,511
Sales and marketing	3,517	3,112
General and administrative	3,265	3,082
Amortization of acquisition-related intangibles	88	88
Provision for doubtful accounts	43	73

Total operating expenses	8,632	7,866

Operating income	1,674	729
Other income:
Interest income	624	399
Other, net	(19)	718

Earnings before income taxes	2,279	1,846
Income tax expense	(905)	(724)
Minority interest expense	(127)	(98)

Net earnings	$1,247	$1,024

Earnings per common share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04
Shares used in the calculation of earnings per common share:
Basic	24,508	23,970
Diluted	25,266	25,064

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$1,247	$1,024
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,117	981
Stock compensation expense	225	—
Bond amortization	(75)	(32)
Tax benefit of stock options exercised	117	—
Net (gain) loss on investments	325	(524)
Minority interest in net earnings of subsidiary	127	98
Deferred income taxes	342	664
Changes in operating assets and liabilities:
Purchases of trading securities	(7,435)	(4,676)
Proceeds from sale of trading securities	7,371	3,863
Proceeds from maturities of trading securities	1,000	—
Accounts receivable, net	1,610	(328)
Prepaid expenses and other assets	42	237
Accounts payable and other liabilities	(1,470)	(647)
Deferred revenue	(256)	573
Other	9	—

Net cash provided by operating activities	4,295	1,233

Cash flows from investing activities:
Capitalized computer software development costs	(596)	(904)
Intangible assets	—	(684)
Purchases of property and equipment, net of disposals	(98)	(211)
Proceeds from maturities of investments	32,738	(28,373)
Purchases of investments	(34,551)	27,373
Proceeds from exercise of stock options by subsidiary	38	—
Purchases of common stock by subsidiary	—	(532)

Net cash used in investing activities	(2,470)	(3,331)

Cash flows from financing activities:
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	5	11
Excess tax benefits from stock based compensation	447	—
Proceeds from exercise of stock options	91	79
Dividends paid	(1,720)	(1,681)

Net cash used in financing activities	(1,178)	(1,591)

Net change in cash and cash equivalents	647	(3,689)
Cash and cash equivalents at beginning of period	29,425	31,147

Cash and cash equivalents at end of period	$30,073	$27,458

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2006

A.	Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. You should review these condensed consolidated financial statements in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006, as filed with the SEC. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

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

License. License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we: 1) act as principal in the transaction, 2) take title to the products, 3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are recorded on a gross basis.

Maintenance. Revenue derived from maintenance contracts primarily includes telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Typically, we sell maintenance contracts for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. We generally bill maintenance fees annually in advance. We recognize maintenance ratably over the term of the maintenance agreement. In situations where we bundle all or a portion of the maintenance fee with the license fee, VSOE for maintenance is determined based on prices when sold separately.

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognized them as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other.

Indirect Channel Revenue. We recognized revenues for sales made through indirect channels principally when the distributor makes the sale to an end-user, when the license fee is fixed or determinable, the license fee is nonrefundable, and the sale meets all other conditions of SOP 97-2 and SOP 98-9.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2006

Deferred Revenue. Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenue is recognized.

D.	Major Customer

One customer accounted for approximately 12% our total revenues for the three months ended July 31, 2006 and two customers accounted for 11% each of our total revenues for the three months ended July 31, 2005. The related accounts receivable balance for these customers as of July 31, 2006 and 2005 was approximately $948,000 and $1.1 million, respectively.

E.	Declaration of Dividend Payable

On May 16, 2006, our Board of Directors declared a quarterly cash dividend of $0.07 per share of American Software Class A and Class B common stock. The cash dividend is payable on September 12, 2006 to Class A and Class B shareholders of record at the close of business on August 21, 2006.

F.	Net Earnings Per Common Share

We compute basic earnings per common share available to common shareholders based on the weighted-average number of Class A and B common shares outstanding, since we consider the two classes of common stock as one class for purposes of the per share computation. We base diluted net earnings per common share available to common shareholders on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

We use the same numerator in calculating both basic and diluted net earnings per common share for a given period. We base the denominator on the number of common shares as shown in the following table:

	Three Months Ended July 31,
	2006	2005
	(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	21,186	20,464
Class B Shares	3,322	3,506

Basic weighted average common shares outstanding	24,508	23,970

Dilutive effect of outstanding Class A common stock options outstanding, net of income taxes	758	1,094

Total	25,266	25,064

Net earnings	$1,247	$1,024

Net earnings per common share:
Basic	$0.05	$0.04

Diluted	$0.05	$0.04

For the three months ended July 31, 2006, we excluded options to purchase 197,050 shares of common stock and for the three months ended July 31, 2005, we excluded options to purchase 596,054 of common stock from the computation of diluted earnings per share of common stock. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of July 31, 2006, we had a total of 3,265,402 options outstanding and as of July 31, 2005 we had a total of 3,260,447 options outstanding.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2006

G. Acquisitions

Logility Share Repurchase

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

H. Stock-Based Compensation

As of July 31, 2006, we had three stock-based employee compensation plans, which are described below. Prior to May 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Substantially no expense associated with employee stock options was recognized prior to May 1, 2006 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective May 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment” using the modified prospective transition method. Under that transition method, compensation cost recognized on or after May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).

We recorded stock option compensation cost of $224,913 and related income tax benefits of $49,507 during the three months ended July 31, 2006. Compensation is recorded over the vesting period directly to additional paid-in capital.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the quarter ended July 31, 2006, we realized tax benefits from stock option net operating losses (NOLs) generated in previous periods resulting in approximately $447,000 of excess tax benefits which are included as a component of cash flows from financing activities in the accompanying condensed consolidated statement of cash flows.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2006

The following disclosure shows what our net earnings and earnings per share would have been using the fair value compensation model under SFAS 123 for the three months ended July 31, 2005 (in thousands):

Net earnings:
As reported	$1,024
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(272)

Pro forma net earnings	$752

Basic earnings per share:
As reported	$0.04
Pro forma in accordance with SFAS No. 123	0.03
Diluted earnings per share:
As reported	$0.04
Pro forma in accordance with SFAS No. 123	$0.03

I. Stock Option Plans

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

Under the 2001 Stock Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant, except with respect to non-employee directors, who receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The exercise price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 10 years after the date of grant (or 5 years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 3,575,000 shares are authorized for issuance pursuant to options granted under this Plan. In February 2005, the Board amended the stock option grant forms to be used in connection with the 2001 Option Plan for future grants to provide for a six year option life and a five year vesting period. In July 2005, the Board of Directors approved an amendment increasing the number of shares available for issuance by 600,000 shares.

Effective August 7, 1997, Logility Inc., a subsidiary of the Company, adopted the Logility, Inc. 1997 Stock Plan (Subsidiary Stock Plan). The Subsidiary Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of Logility, Inc. The Subsidiary Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1.6 million shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights (SARs), as defined, may be granted under the Subsidiary Stock Plan. The options generally vest over a four-year period. The contractual terms of the options generally are for ten years. There have been no SARs granted to date. In March 2005, the Logility, Inc. Board amended the stock option grant forms to be used in connection with the 2001 Option Plan for future grants to provide for a six year award life and a five year vesting period. In July 2006, Logility’s Board of Directors approved an amendment increasing the number of shares available for grant by 400,000 shares, which amendment was approved by shareholders in August 2006.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2006

A summary of changes in outstanding options for the period ended July 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	3,018,968	$4.04
Granted	285,000	6.02
Exercised	36,898	2.23
Forfeited/cancelled	1,668	3.38

Outstanding at July 31, 2006	3,265,402	$4.24	4.8	$6,403,783

Exercisable at July 31, 2006	2,412,214	$3.73	4.4	$6,055,929

The weighted-average grant date fair value of stock options granted during the three months ended July 31, 2006 and 2005, was $1.70 and $2.18, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended July 31, 2006 and 2005:

	2006	2005
Dividend yield	5.0%	4.7%
Expected volatility	43.1%	61.1%
Risk-free interest rate	5.0%	4.0%
Expected term	4.5 years	4.5 years

A summary of changes in outstanding options for the Subsidiary’s Stock Plan for the period ended July, 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	683,097	$4.05
Granted	83,000	8.16
Exercised	15,505	2.43
Forfeited/cancelled	—	—

Outstanding at July 31, 2006	750,592	$4.53	5.1	$2,590,326

Exercisable at July 31, 2006	572,617	$4.16	4.5	$2,201,396

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2006

The weighted-average grant date fair value of stock options granted during the three months ended July 31, 2006 and 2005, was $4.61 and $3.77, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended July 31, 2006 and 2005:

	2006	2005
Dividend yield	0%	0%
Expected volatility	65.0%	70.0%
Risk-free interest rate	5.0%	4.1%
Expected term	4.5 years	4.5 years

The expected volatility is based on the historical volatility and other factors. The Company uses historical data to estimate stock option exercise and forfeiture rates. The expected term represents the period over which the share-based awards are expected to be outstanding. It has been determined using the shortcut method described in SEC Staff Accounting Bulletin (“SAB”) No. 107. The dividend yield is an estimate of the expected dividend yield on the Company’s stock. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the stock options.

Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the three months ended July 31, 2006 and July 31, 2005, we issued 36,898 and 21,706 shares of common stock, respectively, resulting from the exercise of stock options. During the three months ended July 31, 2006 and 2005, our subsidiary issued 15,505 and 41,251 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2006 and 2005 based on market value at the exercise dates was $182,917 and $50,830, respectively. The total intrinsic value of options exercised at our subsidiary during the three months ended July 31, 2006 and 2005 based on market value at the exercised dates was $124,884 and $122,408, respectively. As of July 31, 2006, unrecognized compensation cost related to unvested stock option awards approximated $1.6 million and is expected to be recognized over a weighted average period of 1.9 years. As of July 31, 2006, unrecognized compensation cost related to unvested stock option awards at our subsidiary approximated $811,000 million and is expected to be recognized over a weighted average period of 2.1 years.

J. Comprehensive Income

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

K. Industry Segments

We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Enterprise Resource Planning, which automates customers’ internal financing, human resources, and manufacturing functions; (ii) Collaborative Supply Chain Management, which provides business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 88%-owned subsidiary Logility, Inc., including its subsidiary, DMI. In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2006 and 2005:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2006

	Three Months Ended July 31,
	2006	2005
Revenues:
Enterprise Resource Planning	$5,648	$5,130
Collaborative Supply Chain Management	9,594	7,903
IT Consulting	4,939	3,733

	$20,181	$16,766

Operating income before intersegment eliminations:
Enterprise Resource Planning	$261	$(86)
Collaborative Supply Chain Management	1,236	759
IT Consulting	177	56

	$1,674	$729

Intersegment eliminations:
Enterprise Resource Planning	$(433)	$(402)
Collaborative Supply Chain Management	433	402
IT Consulting	—	—

	$—	$—

Operating income after intersegment eliminations:
Enterprise Resource Planning	$(172)	$(488)
Collaborative Supply Chain Management	1,670	1,161
IT Consulting	177	56

	$1,674	$729

Capital expenditures:
Enterprise Resource Planning	$49	$148
Collaborative Supply Chain Management	50	63
IT Consulting	—	—

	$98	$211

Capitalized Software:
Enterprise Resource Planning	$0	$463
Collaborative Supply Chain Management	596	617
IT Consulting	—	—

	$596	$1,080

Depreciation and amortization:
Enterprise Resource Planning	$296	$338
Collaborative Supply Chain Management	821	643
IT Consulting	0	—

	$1,117	$981

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2006

L. Leases

We have various operating and facilities leases. Expense under these operating and facilities leases approximated $223,000 and $228,000 for the three months ended July 31, 2006 and 2005, respectively. A facility leased by a subsidiary of the Company included a lease incentive which was recorded as an increase in leasehold improvements and deferred rent.

The Company leased several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $159,000 and $115,000 for the three months ended July 31, 2006 and 2005, respectively. In addition the Company owns properties leased under various operating leases. Rental income for these leases approximated $57,000 and $53,000 for the three months ended July 31, 2006 and 2005, respectively. The rental income is included as a component of other income in the accompanying condensed consolidated statements of operations.

M. Subsequent Event

On August 29, 2006, our Board of Directors approved a 14% increase to the Company’s quarterly dividend from $0.07 per share to $0.08 per share. In addition our Board of Directors declared a quarterly cash dividend of $0.08 per share of American Software Class A and Class B common stock. The cash dividend is payable on December 8, 2006 to Class A and Class B shareholders of record at the close of business on November 20, 2006.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. We discuss certain factors in greater detail in “Business Overview”, below. The terms “fiscal 2007” and “fiscal 2006” refer to our fiscal years ending April 30, 2007 and 2006, respectively.

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

However, we believe information technology spending has incrementally improved in Fiscal 2007 and will continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines are improving, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

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

We derive revenues primarily from three sources: software licenses, services and other, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting and customization services. We primarily bill under time and materials arrangements and recognize revenues as we perform services. We typically enter into maintenance agreements for a one- to three-year term at the time of the initial product license. We generally bill maintenance fees annually in advance and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

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

We currently view the following factors as the primary opportunities and risks associated with our business:

Strategic Relationships. We intend to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate our solutions into their services and products and to create joint marketing opportunities. We have a number of marketing alliances, including those with SAP and IBM. In addition, we have developed a network of international agents who assist in the sale and support of our products. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position.

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Recent Developments

Adoption of SFAS 123(R). Prior to May 1, 2006, we accounted for our employee stock option plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” Substantially no stock-based employee compensation cost related to stock options was recognized in the consolidated statements of operations for periods prior to May 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

As a result of adopting SFAS 123(R) on May 1, 2006, our earnings before income taxes and net earnings for the three months ended July 31, 2006 were $225,000 and $175,000 respectively, lower than if we had continued to account for share-based compensation under APB Opinion No. 25.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Effective May 1, 2006, expected volatilities are based on historical volatility of our stock. Previously, we had relied exclusively on historical volatility, disregarding periods of time in which our share price was extraordinarily volatile because of circumstances that were not expected to recur. We applied the short cut method as prescribed in SAB No. 107 to estimate the term that options are expected to be outstanding and used historical data to estimate the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of the grant with a term approximating the expected term. Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the three months ended July 31, 2006 and July 31, 2005, we issued 36,898 and 21,706 shares of common stock, respectively, resulting from the exercise of stock options. During the three months ended July 31, 2006 and 2005 our subsidiary issued 15,505 and 41,251 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2006 and 2005 based on market value at the exercise dates was $182,917 and $50,830, respectively. The total intrinsic value of options exercised at our subsidiary during the three months ended July 31, 2006 and 2005 based on market value at the exercised dates was $124,884 and $122,408, respectively. As of July 31, 2006, unrecognized compensation cost related to unvested stock option awards approximated $1.6 million and is expected to be recognized over a weighted average period of 1.9 years. As of July 31, 2006, unrecognized compensation cost related to unvested stock option awards at our subsidiary approximated $811,000 and is expected to be recognized over a weighted average period of 2.1 years.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2006 and 2005:

	Percentage of Total Revenues		Pct. Change in Dollars
	2006	2005	2006 vs 2005
Revenues:
License	22%	20%	27%
Services and other	46	46	21
Maintenance	32	34	16

Total revenues	100	100	20

Cost of revenues:
License	7	7	35
Services and other	33	33	20
Maintenance	9	9	13

Total cost of revenues	49	49	21

Gross margin	51	51	20

Research and development	9	9	14
Sales and marketing	17	19	13
General and administrative	16	18	6
Amortization of acquisition-related intangibles	—	1	—
Provision for doubtful accounts	—	—	(41)

Total operating expenses	42	47	10

Operating income	9	4	130
Other income:
Interest income	3	2	56
Other, net	—	5	nm

Earnings before income taxes	12	11	23
Income tax expense	(4)	(4)	25
Minority interest expense	(1)	(1)	30

Net earnings	7%	6%	22%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005

REVENUES:

For the three months ended July 31, 2006, the increase in revenues from the three months ended July 31, 2005 was attributable to an increase in license fees, services revenues, and to a lesser extent an increase in maintenance revenues. International revenues represented approximately 10% and 9% of total revenues in the three months ended July 31, 2006 and 2005, respectively. Our revenues in particular our international revenues may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

LICENSES. For the three months ended July 31, 2006, the license fee revenues increased 27% when compared to the same periods in the prior year, due primarily to increased license fees from our Logility subsidiary as a result of an increase in overall license fees sales due to an improved selling environment and better sales execution. Our ERP business unit also increased license fees by 6% for the three months ended July 31, 2006 when compared to the same periods in the prior year also due to improved sales execution. In the three months ended July 31, 2006, license fee revenues from Logility increased 35% to $3.3 million, of which DMI contributed $888,000. Logility constituted 75% of total license fee revenues for the three months ended July 31, 2006, compared to 71% for the three months ended July 31, 2005.

The direct sales channel provided approximately 78% of license fee revenues for the three months ended July 31, 2006, compared to approximately 75% in the comparable quarter a year ago. This increase was due primarily to improved sales execution and sales environment within our direct channel. For the three months ended July 31, 2006, our margins after commissions on direct sales were approximately 80%, and our margins after commissions on indirect sales were approximately 46%. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. For the three months ended July 31, 2006, the increase in services and other revenues were due primarily to increased services revenues from our ERP and IT consulting segments. For the three months ended July 31, 2006, our IT Consulting segment’s revenues increased 32% when compared to the prior year quarter, to $4.9 million from $3.7 million due to increased project work. For the three months ended July 31, 2006, our ERP segment’s revenues increased 16% when compared to the prior year quarter, to $2.9 million from $2.5 million due to increased implementation services. For the three months ended July 31, 2006, services and other revenues from Logility decreased 2%, to $1.4 million compared to $1.5 million for the three months ended July 31, 2005. This decrease was due primarily to timing of implementation projects. We have observed that there is a tendency for services and other revenues, other than IT consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. For the three months ended July 31, 2006, maintenance revenues increased 16% to $6.5 million compared to the same period in the prior year. This increase was primarily from Logility which increased 21% to $4.9 million compared to $4.0 million for the same period in the prior year. Logility constituted 75% of total maintenance revenues for the three month period ended July 31, 2006, compared to 71% of total maintenance for the corresponding prior year period. The increases in maintenance revenues for the three months ended July 31, 2006 were due primarily to increased maintenance revenues resulting from the acquisition of DMI and increased license fees in prior periods resulting in new maintenance revenue in the current quarter. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended July 31,
	2006		2005
Gross margin on license fees:	$2,919	67%	$2,370	69%
Gross margin on services and other:	$2,619	28%	$2,158	28%
Gross margin on maintenance:	$4,768	73%	$4,067	72%

Total gross margin:	$10,306	51%	$8,594	51%

For the three months ended July 31, 2006, total gross margin percentage was primarily flat when compared to the same period in the prior year.

LICENSES. For the three months ended July 31, 2006, gross margin on license fees decreased slightly due to higher amortization of capitalized software development costs when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

SERVICES AND OTHER For the three months ended July 31, 2006, percentage was relatively consistent when compared to the same period in the prior fiscal year. Services and other gross margin normally are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. Maintenance gross margin percentage was slightly higher for three months ended July 31, 2006 when compared to the same periods last year due to the increase in overall maintenance revenue and lower costs at our ERP business unit.

EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	July 31, 2006	Percent Change	July 31, 2005
Total capitalized computer software development costs	$596	(3)%	$617
Percentage of gross product research and development costs	26%		24%
Purchase accounting impact on share repurchases by subsidiary and related tax effect	—	nm	463
Percentage of total revenues	0%		3%
Total research and development expense	1,719	14%	1,511

Percentage of total revenues	9%		9%
Total research and development expense and capitalized computer software development costs	$2,315	11%	$2,591

Percentage of total revenues	11%		15%
Total amortization of capitalized computer software development costs *	$806	(37)%	$589

nm: not meaningful

*	Included in cost of license fees

For the three months ended July 31, 2006, gross product research and development costs increased when compared to the same periods last year and capitalized software development costs decreased when compared to the same periods last year. These changes were primarily due to increased research and development costs of DMI acquisition and in our ERP segment, which added gross R&D costs but did not capitalize any R&D costs during the period. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects; however, we expect capitalized software amortization expense to remain relatively consistent when compared to the three months ended July 31, 2006.

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s share repurchases.

Sales and Marketing

For the three months ended July 31, 2006, the increase in sales and marketing expenses when compared to the same period a year ago was due primarily to an increase in sales commissions as a result of higher license fee sales when compared to the same period last year. In addition, marketing expenses increased from the DMI acquisition. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended July 31, 2006, the increases in general and administrative expenses were primarily due to expenses related to compensation expense related to stock options. During the quarter ended July 31, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payments” using the modified prospective transition method. Under that transition method, compensation cost recognized on or after May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). We recorded stock option compensation cost of $224,913 in the quarter ended July 31, 2006 of which approximately $166,000 was recorded to general and administrative expense.

At July 31, 2006, the total number of employees was 302 compared to 300 at July 31, 2005.

Other Income

Other income is comprised of interest and dividend income, rental income and realized and unrealized gains and losses from investments. For both the three months ended July 31, 2006, the decrease in other income was due primarily to unrealized losses on investments when compared to the prior year period. This was partially offset by increased interest and rental income when compared to the same period last year.

Income Taxes

In the three months ended July 31, 2006, we recorded income tax expense of approximately $905,000 compared to $724,000 recorded in the three month period ended July 31, 2005 due to increased pretax income. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. We expect the Company’s effective rate to range between 38% and 40% during fiscal year 2007.

Minority Interest

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to Logility’s net earnings in the three months ended July 31, 2006, we recorded minority interest expenses of approximately $127,000 for the three months ended July 31, 2006 and $98,000 for the three months ended July 31, 2005.

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

The following tables show information about our cash flows and liquidity positions during the three months ended July 31, 2006 and 2005. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

	Three Months Ended July 31, (in thousands)
	2006	2005
Net cash provided by operating activities	$4,295	$1,233
Net cash used in investing activities	(2,470)	(3,331)
Net cash used in financing activities	(1,178)	(1,591)

Net change in cash and cash equivalents	$647	$(3,689)

For the three months ended July 31, 2006, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to the increases in net earnings and collections from our customer accounts receivable. The decrease in cash used in investing activities when compared to the same period in the prior year was due primarily to the purchase of treasury shares by our subsidiary in the quarter ended July 31, 2006. Cash used in financing activities decreased when compared to the same period in the prior year, due primarily to excess tax benefits from stock based compensation in the current quarter.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31, (in thousands)
	2006	2005
Cash and cash equivalents	$30,073	$27,458
Short and Long-Term Investments	33,851	30,282

Total cash and short and long-term investments	$63,924	$57,740

Net increase (decrease) in total cash and investments (three months ended July 31)	$1,276	$(1,321)

Our total activities used cash and investments during the three months ended July 31, 2006, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 64 days as of July 31, 2006, compared to 72 days as of July 31, 2005. This decrease was due primarily to improved collections. Our current ratio on July 31, 2006 was 3.3 to 1 and on July 31, 2005 was 3.1 to 1.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $63.9 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that Logility generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments).

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through September 8, 2006, we have repurchased 247,232 shares of common stock at a cost of approximately $1.1 million. We did not make any repurchases of our common stock in the quarter ended July 31, 2006.

On December 15, 1997, Logility Board of Directors approved a resolution authorizing Logility to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and Logility’s assessment of its liquidity and cash flow needs. For all repurchase plans, through September 8, 2006, Logility had purchased a cumulative total of 1,281,104 shares at a total cost of $7.7 million. In the first quarter of fiscal 2006, Logility purchased approximately 272,000 shares of its common stock at an average price of $6.00 per share for a total price of $1.6 million. In the first quarter of fiscal 2006, Logility did not purchase any shares under this program. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter and the number of remaining shares available for purchase under the Company’s and Logility’s existing repurchase program.

RECENT ACCOUNTING PRONOUNCEMENTS

During June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes, and interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is based on a more likely than not approach. This interpretation is effective for our fiscal year 2008.

The Company is currently evaluating the effect of this statement.

During June 2006 the Emerging Issues Task Force (“EITF”) issued Issue 06-03: How Taxes Collected for Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). The task force reached a conclusion on issue one that the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise tax. The task force also reached a conclusion on issue two that the presentation of taxes within the scope of issue one on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, Disclosure of Accounting Policy. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The task force also reached a conclusion that this Issue should be applied to financial reports for Interim and annual periods beginning after December 15, 2006; our fiscal fourth quarter.

The Company currently uses net presentation for sales tax and will continue to do so.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to make payments, we may require additional allowances. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when we evaluate the adequacy of the allowance for doubtful accounts.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At July 31, 2006, our goodwill balance was $11.1 million and our intangible assets with definite lives balance was $1.8 million, net of accumulated amortization.

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

Stock-Based Compensation. Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock compensation expense. We periodically review all assumptions used in our stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock compensation expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In the three months ended July 31, 2006, we generated approximately 10% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominated those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. The effect of foreign exchange rate fluctuations on us in the three months of fiscal 2006 were not material. We estimate that a 10% movement in foreign currency rates would have up to $207,000 exchange gain or loss on our financial condition or results of operations for the three months ended July 31, 2006. We have not engaged in any hedging activities.

Interest rates and other market risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of July 31, 2006 was approximately $61.6 million.

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

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

As of the end of the period covered by this report, our management evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2006. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2006.

We believe our financial statements fairly present in all material respects our financial position, results of operations and cash in our quarterly report on Form 10-Q.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the three months ended July 31, 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2006 through May 31, 2006	0	$0.00	0	1,752,768
June 1, 2006 through June 30, 2006	0	$0.00	0	1,752,768
July 1, 2006 through July 31, 2006	0	$0.00	0	1,752,768

Total Fiscal 2007 First Quarter	0	$0.00	0	1,752,768

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the three months ended July 31, 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2006 through May 31, 2006	0	$0.00	0	268,896
June 1, 2006 through June 30, 2006	0	$0.00	0	268,896
July 1, 2006 through July 31, 2006	0	$0.00	0	268,896

Total Fiscal 2007 First Quarter	0	$0.00	0	268,896

*	The Logility Board of Directors approved the above share purchase authority in December 1997, November 1998 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.6 million shares of common stock. The authorizations have no expiration dates.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1 Logility, Inc’s Amended and Restated 1997 Stock Plan dated August 17, 2006

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: September 11, 2006	By:	/s/ James C. Edenfield

James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: September 11, 2006	By:	/s/ Vincent C. Klinges

Vincent C. Klinges
Chief Financial Officer

Date: September 11, 2006	By:	/s/ Herman L. Moncrief

Herman L. Moncrief
Controller and Principal Accounting Officer