Form 10-Q
period 2006-10-31
AMERICAN SOFTWARE INC
filed 2006-12-11
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 7, 2006
Class A Common Stock, $.10 par value	25,235,250 Shares
Class B Common Stock, $.10 par value	3,222,794 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2006	April 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$31,763	$29,425
Investments	33,342	32,724
Trade accounts receivable, less allowance for doubtful accounts of $170 at October 31, 2006 and $244 at April 30, 2006:
Billed	12,972	11,302
Unbilled	4,502	4,514
Deferred income taxes	—	248
Prepaid expenses and other current assets	2,909	2,323

Total current assets	85,488	80,536

Investments - noncurrent	107	499
Property and equipment, net	7,362	7,669
Capitalized software, net	6,373	6,711
Goodwill	11,211	11,120
Other intangibles, net	1,732	1,893
Other assets	295	1,461

	$112,568	$109,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,109	$917
Accrued compensation and related costs	1,831	4,195
Dividends payable	1,967	1,712
Other current liabilities	4,592	3,358
Deferred income taxes	174	—
Deferred revenue	17,321	15,306

Total current liabilities	26,994	25,488

Deferred income taxes	1,384	870
Minority interest	4,467	4,159
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares:
Issued 25,128,609 shares at October 31, 2006 and 24,918,930 shares at April 30, 2006	2,513	2,492
Class B, $.10 par value. Authorized 10,000,000 shares:
Issued and outstanding 3,239,694 shares at October 31, 2006 and 3,324,994 shares at April 30, 2006; convertible into Class A shares on a one-for-one basis	324	332
Additional paid-in capital	79,947	79,001
Accumulated other comprehensive income	144	136
Retained earnings	17,300	17,916
Class A treasury stock, 3,782,185 shares at October 31, 2006 and April 30, 2006	(20,505)	(20,505)

Total shareholders’ equity	79,723	79,372

Commitments and contingencies

	$112,568	$109,889

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Revenues:
License	$4,333	$4,989	$8,706	$8,433
Services and other	9,280	8,114	18,543	15,801
Maintenance	6,612	5,931	13,157	11,566

Total revenues	20,225	19,034	40,406	35,800

Cost of revenues:
License	1,605	1,008	3,059	2,082
Services and other	6,300	5,964	12,944	11,493
Maintenance	1,791	1,639	3,568	3,207

Total cost of revenues	9,696	8,611	19,571	16,782

Gross margin	10,529	10,423	20,835	19,018

Research and development	1,726	1,601	3,445	3,112
Sales and marketing	3,523	3,524	7,040	6,636
General and administrative	3,470	3,329	6,735	6,411
Amortization of acquisition-related intangibles	87	87	175	175
(Recovery) provision for doubtful accounts	(43)	85	—	158

Total operating expenses	8,763	8,626	17,395	16,492

Operating income	1,766	1,797	3,440	2,526

Other income:
Interest income	642	442	1,266	841
Other, net	824	(241)	805	477

Earnings before income taxes	3,232	1,998	5,511	3,844

Income tax expense	(1,273)	(758)	(2,178)	(1,482)

Minority interest expense	(138)	(421)	(265)	(519)

Net earnings	$1,821	$819	$3,068	$1,843

Earnings per common share:

Basic	$0.07	$0.03	$0.13	$0.08

Diluted	$0.07	$0.03	$0.12	$0.07

Cash dividends declared per common share	$0.08	$0.07	$0.15	$0.14

Shares used in the calculation of earnings per common share:
Basic	24,534	23,992	24,529	23,981

Diluted	25,645	25,167	25,628	24,921

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$3,068	$1,843
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,289	1,830
Stock-based compensation expense	442	—
Bond amortization	(181)	(47)
Tax benefit of stock options exercised	191	—
Excess tax benefits from stock-based compensation	(661)	—
Net gain on investments	(162)	(369)
Minority interest in net earnings of subsidiary	265	519
Deferred income taxes	936	1,649
Investment impairment and other non-cash items	—	160
Changes in operating assets and liabilities:
Purchases of trading securities	(14,229)	(12,617)
Proceeds from sale of trading securities	14,206	10,205
Proceeds from maturities of trading securities	1,400	—
Accounts receivable, net	(1,658)	13
Prepaid expenses and other assets	(517)	(601)
Accounts payable and other liabilities	(843)	(748)
Deferred revenue	2,015	(301)
Other	9	—

Net cash provided by operating activities	6,570	1,536

Cash flows from investing activities:
Capitalized computer software development costs	(1,183)	(1,431)
Intangible assets	(110)	(189)
Goodwill	(90)	(584)
Purchases of property and equipment, net of disposals	(190)	(267)
Purchases of investments	(58,310)	(50,441)
Proceeds from maturities of investments	57,050	49,027
Proceeds from exercise of stock options by subsidiary	87	—
Proceeds of cash surrender life insurance	1,097	—
Purchases of common stock by subsidiary	—	(532)

Net cash used in investing activities	(1,649)	(4,417)

Cash flows from financing activities:
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	13	23
Excess tax benefits from stock based compensation	661	—
Proceeds from exercise of stock options	269	89
Dividends paid	(3,526)	(3,361)

Net cash used in financing activities	(2,583)	(3,249)

Net change in cash and cash equivalents	2,338	(6,130)
Cash and cash equivalents at beginning of period	29,425	31,147

Cash and cash equivalents at end of period	$31,763	$25,017

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2006

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2006

D. Major Customer

No single customer accounted for more than 10% of out total revenues during the three months ended October 31, 2006. One customer accounted for approximately 11% of our total revenues for the six months ended October 31, 2006. One customer accounted for 13% and 14% each of our total revenues for the three and six months ended October 31, 2005. The related accounts receivable balance for these customers as of October 31, 2006 and 2005 was approximately $1.1 and $1.4 million, respectively.

E. Declaration of Dividend Payable

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

We use the same numerator in calculating both basic and diluted net earnings per common share for a given period. We base the denominator on the number of common shares as shown in the following table:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
	(in thousands, except per share data)		(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	21,294	20,502	21,218	20,491
Class B Shares	3,240	3,490	3,311	3,490

Basic weighted average common shares outstanding	24,534	23,992	24,529	23,981

Dilutive effect of outstanding Class A common stock options outstanding	1,111	1,175	1,099	940

	25,645	25,167	25,628	24,921

Total
Net earnings	$1,821	$819	$3,068	$1,843

Net earnings per common share:
Basic	$0.07	$0.03	$0.13	$0.08

Diluted	$0.07	$0.03	$0.12	$0.07

For the three months ended October 31, 2006 and 2005, we excluded options to purchase 280,050 and 361,998 and for the six months ended October 31, 2006 and 2005, we excluded options to purchase 237,050 and 402,543 shares of common stock, respectively, from the computation of diluted earnings per share of common stock. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of October 31, 2006, we had a total of 3,278,502 options outstanding and as of October 31, 2005 we had a total of 3,496,146 options outstanding.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2006

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

H. Stock-Based Compensation

As of October 31, 2006, we had three stock-based employee compensation plans, which are described below. Prior to May 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Substantially no expense associated with employee stock options was recognized prior to May 1, 2006 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

We recorded stock option compensation cost of $225,000 and $442,000 and related income tax benefits of $105,000 and $155,000 during the three and six months ended October 31, 2006, respectively. Compensation is recorded over the vesting period directly to additional paid-in capital.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the six months ended October 31, 2006, we realized tax benefits from stock option net operating losses (NOLs) generated in previous periods resulting in approximately $661,000 of excess tax benefits which are included as a component of cash flows from financing activities in the accompanying condensed consolidated statement of cash flows.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2006

The following table illustrates what our net earnings and earnings per share would have been using the fair value compensation model under SFAS 123 for the three and six months ended October 31, 2005 (in thousands, except per share amounts):

	Three Months Ended October 31, 2005	Six Months Ended October 31, 2005
Net earnings:
As reported	$819	$1,843
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of income tax	(163)	(355)

Pro forma net earnings	$656	$1,488

Basic earnings per share:
As reported	$0.03	$0.08
Pro forma in accordance with SFAS No. 123	$0.03	$0.06
Diluted earnings per share:
As reported	$0.03	$0.07
Pro forma in accordance with SFAS No. 123	$0.03	$0.06

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

Under the 2001 Stock Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant, except with respect to non-employee directors, who receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The exercise price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 10 years after the date of grant (or 5 years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 3,575,000 shares are authorized for issuance pursuant to options granted under this Plan. In February 2005, the Board amended the stock option grant forms to be used in connection with the 1997 Stock Plan for future grants to provide for a six year option life and a five year vesting period. In July 2005, the Board of Directors approved an amendment increasing the number of shares available for issuance by 600,000 shares.

Effective August 7, 1997, Logility Inc., a subsidiary of the Company, adopted the Logility, Inc. 1997 Stock Plan (Subsidiary Stock Plan). The Subsidiary Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of Logility, Inc. The Subsidiary Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1.6 million shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights (SARs), as defined, may be granted under the Subsidiary Stock Plan. The options generally vest over a four-year period. The contractual terms of the options generally are for ten years. There have been no SARs granted to date. In March 2005, the Logility, Inc. Board amended the stock option grant forms to be used in connection with the 2001 Option Plan for future grants to provide for a six year award life and a five year vesting period. In July 2006, Logility’s Board of Directors approved an amendment increasing the number of shares available for grant by 400,000 shares, to 1.6 million shares, which amendment was approved by shareholders in August 2006.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2006

A summary of changes in outstanding options for the six month period ended October 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	3,018,968	$4.04
Granted	370,000	6.10
Exercised	(102,848)	2.53
Forfeited/cancelled	(7,618)	5.01

Outstanding at October 31, 2006	3,278,502	$4.32	4.6	$9,825,325

Exercisable at October 31, 2006	2,460,863	$3.79	4.3	$8,773,069

The weighted-average grant date fair value of stock options granted during the six months ended October 31, 2006 and 2005, was $1.71 and $1.96, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended October 31, 2006 and 2005:

	2006	2005
Dividend yield	5.0%	5.1%
Expected volatility	42.9%	55.5%
Risk-free interest rate	4.9%	4.2%
Expected term	4.5 years	4.5 years

A summary of changes in outstanding options for the Subsidiary Stock Plan for the period ended October 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	683,097	$4.05
Granted	111,000	8.14
Exercised	(27,765)	3.13
Forfeited/cancelled	(2,750)	4.00

Outstanding at October 31, 2006	763,582	$4.67	4.9	$3,336,572

Exercisable at October 31, 2006	564,607	$4.19	4.3	$2,771,553

The weighted-average grant date fair value of stock options granted during the six months ended October 31, 2006 and 2005, was $4.57 and $3.39, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended October 31, 2006 and 2005:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2006

	2006	2005
Dividend yield	0%	0%
Expected volatility	64.7%	68.5%
Risk-free interest rate	5.0%	4.3%
Expected term	4.5 years	4.5 years

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

Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the six months ended October 31, 2006 and 2005, we issued 102,848 and 24,394 shares of common stock, respectively, resulting from the exercise of stock options. During the six months ended October 31, 2006 and 2005, our subsidiary issued 27,765 and 43,001 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2006 and 2005 based on market value at the exercise dates was $466,551 and $59,345, respectively. The total intrinsic value of options exercised at our subsidiary during the six months ended October 31, 2006 and 2005 based on market value at the exercised dates was $171,951 and $127,800, respectively. As of October 31, 2006, unrecognized compensation cost related to unvested stock option awards approximated $1.6 million and is expected to be recognized over a weighted average period of 1.9 years. As of October 31, 2006, unrecognized compensation cost related to unvested stock option awards at our subsidiary approximated $871,000 and is expected to be recognized over a weighted average period of 2.1 years.

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

K. Industry Segments

We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Enterprise Resource Planning, which automates customers’ internal financing, human resources, and manufacturing functions; (ii) Collaborative Supply Chain Management, which provides business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 88%-owned subsidiary Logility, Inc., including its subsidiary, DMI. In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2006 and 2005 (in thousands):

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2006

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Revenues:
Enterprise Resource Planning	$5,248	$5,414	$10,895	$10,544
Collaborative Supply Chain Management	10,018	9,275	19,612	17,178
IT Consulting	4,959	4,345	9,898	8,078

	$20,225	$19,034	$40,405	$35,800

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(29)	$285	$230	$198
Collaborative Supply Chain Management	1,479	1,267	2,715	2,027
IT Consulting	316	245	493	301

	$1,766	$1,797	$3,438	$2,526

Intersegment eliminations:
Enterprise Resource Planning	$(418)	$(386)	$(433)	$(789)
Collaborative Supply Chain Management	418	386	433	789
IT Consulting	—	—	—	—

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(447)	$(101)	$(203)	$(591)
Collaborative Supply Chain Management	1,897	1,653	3,148	2,816
IT Consulting	316	245	493	301

	$1,766	$1,797	$3,438	$2,526

Capital expenditures:
Enterprise Resource Planning	$36	$30	$85	$179
Collaborative Supply Chain Management	56	25	106	88
IT Consulting	—	—	—	—

	$92	$55	$190	$267

Capitalized Software:
Enterprise Resource Planning	$12	$(683)	$12	$(220)
Collaborative Supply Chain Management	587	617	1,183	1,234
IT Consulting	—	—	—	—

	$599	$(66)	$1,195	$1,014

Depreciation and amortization:
Enterprise Resource Planning	$275	$203	$571	$542
Collaborative Supply Chain Management	896	645	1,717	1,287
IT Consulting	—	1	1	1

	$1,171	$849	$2,289	$1,830

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2006

L. Leases

We have various operating and facilities leases. Expense under these operating and facilities leases approximated $248,000 and $471,000, respectively, for the three and six months ended October 31, 2006 and $223,000 and $452,000 for the three and six month ended October 31, 2005, respectively. A facility leased by a subsidiary of the Company included a lease incentive which was recorded as an increase in leasehold improvements and deferred rent.

The Company leases several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $127,000 and $286,000 for the three and six months ended October 31, 2006 and $118,000 and $234,000 for the three and six months ended October 31 2005, respectively. In addition the Company owns properties leased under various operating leases. Rental income for these leases approximated $58,000 and $115,000 for the three and six months ended October 31, 2006 and $53,000 and $106,000 for the three and six months ended October 31, 2005, respectively. The rental income is included as a component of other income in the accompanying condensed consolidated statement of operations.

M. New Accounting Pronouncements

During June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes, and interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is based on a more likely than not approach. This interpretation is effective for fiscal years beginning after December 15, 2006.

The Company does not expect this Interpretation to have a material impact on its financial statements.

During June 2006 the Emerging Issues Task Force (“EITF”) issued Issue 06-03: How Taxes Collected for Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). The task force reached a tentative conclusion on issue one that the scope of this issue includes any tax assessed by a governmental authority this is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise tax. The task force also reached a tentative conclusion on issue two that the presentation of taxes within the scope of issue one on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, Disclosure of Accounting Policy. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The task force also reached a tentative conclusion that this Issue should be applied to financial reports for Interim and annual periods beginning after December 15, 2006.

The Company does not expect this Issue to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements due to the current diversity in practice. SAB 108 will require companies to use two approaches when quantifying financial statement misstatements. We are required to adopt SAB 108 for the fiscal year ending April 30, 2007.

We are currently evaluating the impact of adopting SAB 108 on our Consolidated Financial Statements.

M. Subsequent Event

On November 22, 2006, our Board of Directors declared a quarterly cash dividend of $0.08 per share of American Software Class A and Class B common stock. The cash dividend is payable on March 10, 2007 to Class A and Class B shareholders of record at the close of business on February 23, 2007.

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

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy, and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. Overall information technology spending continues to be relatively weak when compared to the period prior to 2001.

However, we believe information technology spending has incrementally improved in Fiscal 2007 and will continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines have improved in the last several quarters, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to 2001.

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

As a result of adopting SFAS 123(R) on May 1, 2006, our net income for the three and six months ended October 31, 2006 were $120,000 and $287,000, respectively, net of related income tax benefit of $105,000 and $155,000, respectively, lower than if we had continued to account for share-based compensation under APB Opinion No. 25.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Effective May 1, 2006, expected volatilities are based on historical volatility of our stock. Previously, we had relied exclusively on historical volatility, disregarding periods of time in which our share price was extraordinarily volatile because of circumstances that were not expected to recur. We applied the short cut method as prescribed in SAB No. 107 to estimate the term that options are expected to be outstanding and used historical data to estimate the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of the grant with a term approximating the expected term. Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the six months ended October 31, 2006 and 2005, we issued 102,848 and 24,394 shares of common stock, respectively, resulting from the exercise of stock options. During the six months ended October 31, 2006 and 2005, our subsidiary issued 27,765 and 43,001 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2006 and 2005 based on market value at the exercise dates was $466,551 and $59,345, respectively. The total intrinsic value of options exercised at our subsidiary during the six months ended October 31, 2006 and 2005 based on market value at the exercised dates was $171,951 and $127,800, respectively. As of October 31, 2006, unrecognized compensation cost related to unvested stock option awards approximated $1.6 million and is expected to be recognized over a weighted average period of 1.9 years. As of October 31, 2006, unrecognized compensation cost related to unvested stock option awards at our subsidiary approximated $871,000 and is expected to be recognized over a weighted average period of 2.1 years.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2006 and 2005:

	Percentage of Total Revenues		Pct. Change in Dollars
	2006	2005	2006 vs 2005
Revenues:
License	21%	26%	(13)%
Services and other	46	43	14
Maintenance	33	31	11

Total revenues	100	100	6

Cost of revenues:
License	8	5	59
Services and other	31	31	6
Maintenance	9	9	9

Total cost of revenues	48	45	13

Gross margin	52	55	1

Research and development	9	8	8
Sales and marketing	17	19	nm
General and administrative	17	17	4
Amortization of acquisition-related intangibles	—	—	nm
Provision for doubtful accounts	—	—	nm

Total operating expenses	43	44	2

Operating income	9	11	(2)
Other income:
Interest income	3	2	45
Other, net	4	(1)	nm

Earnings before income taxes	16	12	62

Income tax expense	(6)	(4)	68

Minority interest expense	(1)	(2)	(67)

Net earnings	9%	6%	122%

nm - not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2006 and 2005:

	Percentage of Total Revenues		Pct. Change in Dollars
	2006	2005	2006 vs 2005
Revenues:
License	21%	24%	3%
Services and other	46	44	17
Maintenance	33	32	14

Total revenues	100	100	13

Cost of revenues:
License	8	6	47
Services and other	31	32	13
Maintenance	9	9	11

Total cost of revenues	48	47	17

Gross margin	52	53	10

Research and development	9	9	11
Sales and marketing	17	19	6
General and administrative	17	18	5
Amortization of acquisition-related intangibles	—	—	nm
Provision for doubtful accounts	—	—	nm

Total operating expenses	43	46	5

Operating income	9	7	36
Other income:
Interest income	3	2	51
Other, net	4	1	69

Earnings before income taxes	16	10	43

Income tax expense	(6)	(4)	47

Minority interest expense	(1)	(1)	(49)

Net earnings	9%	5%	66%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED

OCTOBER 31, 2006 AND 2005:

REVENUES:

For the three months ended October 31, 2006, the increase in revenues from the three months ended October 31, 2005 was attributable to an increase in services and maintenance revenues. This was partially offset by a decrease in license fees revenue. For the six months ended October 31, 2006, the increase in revenues from the six months ended October 31, 2005 was attributable to an increase in maintenance and services revenues, and to a lesser extent an increase in license fees. International revenues represented approximately 10% of total revenues in the three and six months ended October 31, 2006, respectively. International revenues represented approximately 9% of total revenues in the three and six months ended October 31, 2005, respectively. Our revenues in particular our international revenues may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

LICENSES. For the three months ended October 31, 2006, license fee revenues decreased 13% when compared to the same period in the prior year, due to timing of closing license fees sales from our Logility and ERP subsidiaries. For the six months ended October 31, 2006, license fee revenues increased 3% when compared to the same periods in the prior year, due primarily to increased license fees from our Logility subsidiary due to an improved selling environment and better sales execution. In the six months ended October 31, 2006, license fee revenues from Logility increased 10% to $6.6 million, of which DMI contributed $2.2 million. Logility constituted 77% and 76% of total license fee revenues for the three and six months ended October 31, 2006, compared to 72% and 71% for the three and six months ended October 31, 2005.

The direct sales channel provided approximately 65% and 72% of license fee revenues for the three and six months ended October 31, 2006, compared to approximately 85% and 81% in the three and six months ended October 31, 2005. This decrease was due primarily to improved sales execution and sales environment within our indirect channel. For the three months ended October 31, 2006, our margins after commissions on direct sales were approximately 84%, and our margins after commissions on indirect sales were approximately 46%. For the three months ended October 31, 2005, our margins after commissions on direct sales were approximately 87%, and our margins after commissions on indirect sales were approximately 49%. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. For the three and six months ended October 31, 2006, the increase in services and other revenues were due primarily to increased services revenues from all three of our business segments, Logility, ERP and IT Consulting. For the three and six months ended October 31, 2006, services and other revenues from Logility increased 19% and 8% when compared to the three and six months ended October 31, 2005. These increases were due primarily to timing of implementation projects from the increase in license fee sales in recent the prior quarters. For the three and six months ended October 31, 2006, our ERP segment’s services and other revenues increased 12% and 14%, respectively, when compared to the prior year quarter due to increased implementation services. For the three and six months ended October 31, 2006, our IT Consulting segment’s revenues increased 14% and 23%, respectively, when compared to the prior year periods due to increases in project work. We have observed that there is a tendency for services and other revenues, other than IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. For the three and six months ended October 31, 2006, maintenance revenues increased 11%and 14% when compared to the same period in the prior year. This increase was primarily from Logility which increased 17% and 19%, respectively, for the three and six months ended October 31, 2006 compared to the same period in the prior year. Logility constituted 77% and 75%, respectively, of total maintenance revenues for the three and six month period ended October 31, 2006, compared to 73% and 72%, respectively, of total maintenance for the corresponding prior year periods. The increases in maintenance revenues for the three and six months ended October 31, 2006 were due primarily to increased license fees in prior periods resulting in new maintenance revenue in the current period. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended October 31,				Six months ended October 31,
	2006		2005		2006		2005
Gross margin on license fees:	$2,728	63%	$3,981	80%	$5,647	65%	$6,351	75%
Gross margin on services and other:	2,980	32%	2,150	26%	5,599	30%	4,308	27%
Gross margin on maintenance:	4,821	73%	4,292	72%	9,589	73%	8,359	72%

Total gross margin:	$10,529	52%	$10,423	55%	$20,835	52%	$19,018	53%

For the three and six months ended October 31, 2006, total gross margin percentage was primarily flat when compared to the same period in the prior year.

LICENSES. The decrease in gross margin percentage on license fees for the three and six months ended October 31, 2006 were due to an increase in expense related to amortization of capitalized software development costs when compared to the same period in the prior year and to a lesser extent increased indirect sales, which resulted in an increase in indirect commission expense. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees. To a lesser degree, our license fee gross margin percentage in a given period is related to the variable expense of DMI’s agent commissions, and the proportion of license fees represented by DMI in that period.

SERVICES AND OTHER. For the three and six months ended October 31, 2006, the gross margin percentage for services and other increased when compared to the same period in the prior fiscal year due to increased software implementation work from license fee sales in recent prior quarters. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. Maintenance gross margin percentage was slightly higher for three and six months ended October 31, 2006 when compared to the same periods last year due to the increase in overall maintenance revenue.

EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	October 31, 2006	Percent Change	October 31, 2005
Total capitalized computer software development costs	$587	(5)%	$617
Percentage of gross product research and development costs	25%		36%

Purchase accounting impact on share repurchases by subsidiary and related tax effect	—	nm	(683)
Percentage of total revenues	0%		(4)%

Total research and development expense	1,726	8%	1,601

Percentage of total revenues	9%		8%
Total research and development expense and capitalized computer software development costs	$2,313	51%	$1,535

Percentage of total revenues	11%		8%
Total amortization of capitalized computer software development costs *	$664	43%	$465

nm: not meaningful

	Six months ended (in thousands)
	October 31, 2006	Percent Change	October 31, 2005
Total capitalized computer software development costs	$1,183	(4)%	$1,234
Percentage of gross product research and development costs	26%		29%

Purchase accounting impact on share repurchases by subsidiary and related tax effect	—	nm	(220)
Percentage of total revenues	0%		(1)%

Total research and development expense	3,446	11%	3,112

Percentage of total revenues	9%		9%

Total research and development expense and capitalized computer software development costs	$4,629	12%	$4,126

Percentage of total revenues	11%		12%
Total amortization of capitalized computer software development costs *	$1,407	33%	$1,054

nm: not meaningful

*	Included in cost of license fees

For the three and six months ended October 31, 2006, gross product research and development costs increased when compared to the same periods last year and capitalized software development costs decreased when compared to the same periods last year. These changes were primarily due to increased research and development costs in our Logility and ERP segment. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects; however, we expect capitalized software amortization expense to remain relatively consistent when compared to the three and six months ended October 31, 2006.

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s share repurchases.

Sales and Marketing

For the three months ended October 31, 2006, sales and marketing expenses when compared to the same period a year ago were relatively flat. For the six months ended October 31, 2006, sales and marketing expenses increased slightly compared to the same period a year ago due increase sales commission from increase license fee sales. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and six months ended October 31, 2006, general and administrative expenses when compared to the same period a year ago were relatively flat. During the three months ended October 31, 2006, we incurred approximately $111,000 of restructuring expenses related to the closure of our French operations. We expect to incur approximately $200,000 in additional expenses during fiscal year 2007. At October 31, 2006, the total number of employees was 294 compared to 308 at October 31, 2005.

Other Income

Other income is comprised of interest and dividend income, rental income and realized and unrealized gains and losses from investments. For both the three and six months ended October 31, 2006, the increase in other income was due primarily to realized/unrealized gains on investments compared to a loss in the same period of the prior year and to an increase in the average cash balance and improved yield on interest rates, particularly on money market accounts when compared to the prior year periods. For the three and six months ended October 31, 2006, these investments generated an annualized yield of approximately 5.44% and 5.46%, respectively, compared to approximately 3.95 and 3.72%, respectively, for the three and six months ended October 31, 2005. For the three and six months ended October 31, 2005, these investment earnings were partially offset by a write-down of a minority investment of $160,000.

Income Taxes

In the three and six months ended October 31, 2006, we recorded income tax expense of approximately $1.3 million and $2.2 million compared to $758,000 and $1.5 million recorded in the three and six month period ended October 31, 2005 due to increased pretax income. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. We expect the Company’s effective rate to range between 38% and 40% during fiscal year 2007.

Minority Interest

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to Logility’s net earnings, we recorded minority interest expenses of approximately $138,000 and $265,000, respectively, for the three and six months ended October 31, 2006 and $421,000 and $519,000, respectively, for the three and six months ended October 31, 2005.

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

The following tables show information about our cash flows and liquidity positions during the six months ended October 31, 2006 and 2005. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

	Six Months Ended October 31, (in thousands)
	2006	2005
Net cash provided by operating activities	$6,570	$1,536
Net cash used in investing activities	(1,649)	(4,417)
Net cash used in financing activities	(2,583)	(3,249)

Net change in cash and cash equivalents	$2,338	$(6,130)

For the six months ended October 31, 2006, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to the increases in net earnings, deferred revenue, depreciation and amortization and stock option compensation expense. This was partially offset by an increase in our customer accounts receivable. The decrease in cash used in investing activities when compared to the same period in the prior year was due primarily to reduce purchases of treasury shares by our subsidiary in the current year and proceeds from cancellation of an executive life insurance policy in the six months ended October 31, 2006. Cash used in financing activities decreased when compared to the same period in the prior year, due primarily to excess tax benefits from stock based compensation and higher proceeds from exercise of stock options in the six months ended October 31, 2006 when compared to the same period in the prior year. This was partially offset by higher dividend payments in the six months ended October 31, 2006.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of October 31, (in thousands)
	2006	2005
Cash and cash equivalents	$31,763	$25,017
Short and Long-Term Investments	33,449	32,155

Total cash and short and long-term investments	$65,212	$57,172

Net increase (decrease) in total cash and investments (six months ended October 31)	$2,564	$(1,889)

Our total activities used cash and investments during the six months ended October 31, 2006, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 79 days as of October 31, 2006, compared to 61 days as of October 31, 2005. This increase was due primarily to timing of closing license fees sales toward the end of the current quarter which resulted in an increase in the accounts receivable balance. Our current ratio on both October 31, 2006 and 2005 was 3.2 to 1.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $65.2 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that Logility generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments).

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through December 8, 2006, we have repurchased 247,232 shares of common stock at a cost of approximately $1.1 million. We did not make any repurchases of our common stock in the quarter ended October 31, 2006.

On December 15, 1997, Logility Board of Directors approved a resolution authorizing Logility to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and Logility’s assessment of its liquidity and cash flow needs. For all repurchase authorizations, through December 8, 2006, Logility had purchased a cumulative total of 1,296,104 shares at a total cost of $7.8 million. In the second quarter of fiscal 2007, Logility purchased 15,000 shares under this program for an average price of $7.45 per share. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter and the number of remaining shares available for purchase under the Company’s and Logility’s existing repurchase program.

RECENT ACCOUNTING PRONOUNCEMENTS

During June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is based on a more likely than not approach. This interpretation is effective for fiscal years beginning after December 15, 2006.

The Company does not expect this Interpretation to have a material impact on its financial statements.

During June 2006 the Emerging Issues Task Force (“EITF”) issued Issue 06-03: How Taxes Collected for Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). The task force reached a tentative conclusion on issue one that the scope of this issue includes any tax assessed by a governmental authority this is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise tax. The task force also reached a tentative conclusion on issue two that the presentation of taxes within the scope of issue one on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, Disclosure of Accounting Policy. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The task force also reached a tentative conclusion that this Issue should be applied to financial reports for Interim and annual periods beginning after December 15, 2006.

The Company does not expect this Issue to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements due to the current diversity in practice. SAB 108 will require companies to use two approaches when quantifying financial statement misstatements. We are required to adopt SAB 108 for the fiscal year ending April 30, 2007.

We are currently evaluating the impact of adopting SAB 108 on our Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the year ended April 30, 2006, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At October 31, 2006, our goodwill balance was $11.2 million and our intangible assets with definite lives balance was $1.7 million, net of accumulated amortization.

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

Stock-Based Compensation. Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). Results for prior periods have not been restated. SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In the three and six months ended October 31, 2006, we generated approximately 10% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. For the three and six months ended October 31, 2006, we recorded an exchange rate gain of $35,000 and $27,000 compared to an exchange rate loss of $47,000 for the three months ended October 31, 2005 and a loss of $78,000 for the six months ended October 31, 2005. We estimate that a 10% movement in foreign currency rates would have up to $639,000 exchange gain or loss on our financial condition or results of operations. We have not engaged in any hedging activities.

Interest rates and other market risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of October 31, 2006 was approximately $63.6 million.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2006. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2006.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the three months ended October 31, 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2006 through August 31, 2006	0	$0.00	0	1,752,768

September 1, 2006 through September 30, 2006	0	$0.00	0	1,752,768

October 1, 2006 through October 31, 2006	0	$0.00	0	1,752,768

Total Fiscal 2007 Second Quarter	0	$0.00	0	1,752,768

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the three months ended October 31, 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2006 through August 31, 2006	0	$0.00	0	268,896

September 1, 2006 through September 30, 2006	15,000	$7.45	15,000	253,896

October 1, 2006 through October 31, 2006	0	$0.00	0	253,896

Total Fiscal 2007 Second Quarter	15,000	$7.45	15,000	253,896

*	The Logility Board of Directors approved the above share purchase authority in December 1997, November 1998 and February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.6 million shares of common stock. The authorizations have no expiration dates.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Shareholders on August 28, 2006. At the meeting, a Class A shareholders vote was taken with respect to the re-election of W. Dennis Hogue, John J. Jarvis and James B. Miller as directors for a one-year term. There were no other nominees. The results of that shareholder vote were as follows:

Election of W. Dennis Hogue

Votes “For:” 19,118,738; Withholding Authority to Vote “For:” 552,390.

Election of John J. Jarvis

Votes “For:” 19,120,547; Withholding Authority to Vote “For:” 550,581.

Election of James B. Miller

Votes “For:” 18,520,295; Withholding Authority to Vote “For:” 1,150,832.

The Class B shareholders unanimously re-elected James C. Edenfield, J. Michael Edenfield, Thomas L. Newberry and Thomas L. Newberry, V as Directors.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 11, 2006	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: December 11, 2006	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 11, 2006	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer