Form 10-Q/A
period 2006-10-31
AMERICAN SOFTWARE INC
filed 2006-12-20
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 7, 2006
Class A Common Stock, $.10 par value	21,453,065 Shares
Class B Common Stock, $.10 par value	3,222,794 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2006

Index

Page No.
Part II - Other Information

Item 6. Exhibits	4

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the six months ended October 31, 2006 for the purpose of amending the number of Class A Common Shares reported on the cover page of our Form 10-Q as outstanding on December 7, 2006. We have determined that the previously reported amount of 25,235,250 was inadvertently misstated. The correct amount outstanding as of that date is 21,453,065. This correction did not have an impact on our financial statements for any period presented.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 contains only the sections and exhibits to the Form 10-Q that are being amended. The sections of and exhibits to the Form 10-Q as originally filed, which are not included herein, are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 20, 2006	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: December 20, 2006	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 20, 2006	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer