Form 10-Q
period 2007-01-31
AMERICAN SOFTWARE INC
filed 2007-03-12
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 8, 2007
Class A Common Stock, $.10 par value	21,578,379 Shares
Class B Common Stock, $.10 par value	3,157,294 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended January 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2007	April 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$38,714	$29,425
Investments	30,996	32,724
Trade accounts receivable, less allowance for doubtful accounts of $181 at January 31, 2007 and $244 at April 30, 2006:
Billed	12,415	11,302
Unbilled	3,730	4,514
Deferred income taxes	—	248
Prepaid expenses and other current assets	2,591	2,323

Total current assets	88,446	80,536

Investments - noncurrent	208	499
Property and equipment, net	7,201	7,669
Capitalized software, net	6,233	6,711
Goodwill	11,211	11,120
Other intangibles, net	1,602	1,893
Other assets	278	1,461

	$115,179	$109,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,093	$917
Accrued compensation and related costs	2,594	4,195
Dividends payable	1,979	1,712
Other current liabilities	5,286	3,358
Deferred income taxes	462	—
Deferred revenue	16,055	15,306

Total current liabilities	27,469	25,488

Deferred income taxes	1,845	870
Minority interest	4,748	4,159
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares:
Issued 25,359,097 shares at January 31, 2007 and 24,918,930 shares at April 30, 2006	2,534	2,492
Class B, $.10 par value. Authorized 10,000,000 shares:
Issued and outstanding 3,157,294 shares at January 31, 2007 and 3,324,994 shares at April 30, 2006; convertible into Class A shares on a one-for-one basis	316	332
Additional paid-in capital	80,818	79,001
Accumulated other comprehensive income	130	136
Retained earnings	17,824	17,916
Class A treasury stock, 3,782,185 shares at January 31, 2007 and April 30, 2006	(20,505)	(20,505)

Total shareholders’ equity	81,117	79,372

Commitments and contingencies

	$115,179	$109,889

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Revenues:
License	$5,726	$4,952	$14,432	$13,385
Services and other	8,577	9,110	27,120	24,911
Maintenance	7,175	6,306	20,332	17,872

Total revenues	21,478	20,368	61,884	56,168

Cost of revenues:
License	1,415	747	4,474	2,830
Services and other	6,022	7,110	18,965	18,602
Maintenance	1,823	1,769	5,391	4,976

Total cost of revenues	9,260	9,626	28,830	26,408

Gross margin	12,218	10,742	33,054	29,760

Research and development	1,913	1,743	5,358	4,856
Sales and marketing	3,560	3,675	10,600	10,311
General and administrative	3,694	3,019	10,430	9,429
Amortization of acquisition-related intangibles	88	88	263	263
Provision for doubtful accounts	—	98	—	256

Total operating expenses	9,255	8,623	26,651	25,115

Operating income	2,963	2,119	6,403	4,645
Other income:
Interest income	765	495	2,031	1,336
Other, net	658	876	1,463	1,353

Earnings before income taxes	4,386	3,490	9,897	7,334
Income tax expense	1,635	1,277	3,813	2,759
Minority interest	(248)	(226)	(513)	(745)

Net earnings	$2,503	$1,987	$5,571	$3,830

Earnings per common share:
Basic	$0.10	$0.08	$0.23	$0.16

Diluted	$0.10	$0.08	$0.22	$0.15

Cash dividends declared per common share	$0.08	$0.07	$0.23	$0.21

Shares used in the calculation of earnings per common share:
Basic	24,676	24,088	24,573	24,017

Diluted	25,859	25,349	25,693	25,229

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$5,571	$3,830
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,294	2,437
Stock-based compensation expense	636	—
Bond amortization	(228)	(63)
Tax benefit of stock options exercised	423	442
Excess tax benefits from stock-based compensation	(812)	—
Net gain on investments	(537)	(1,020)
Minority interest in net earnings of subsidiary	513	745
Deferred income taxes	1,685	2,553
Investment impairment	—	160
Changes in operating assets and liabilities:
Purchases of trading securities	(17,937)	(17,104)
Proceeds from sale of trading securities	18,044	13,732
Proceeds from maturities of trading securities	1,900	2,003
Accounts receivable, net	(329)	(4,160)
Prepaid expenses and other assets	(182)	(1,030)
Accounts payable and other liabilities	599	1,182
Deferred revenue	749	1,023
Other	(3)	—

Net cash provided by operating activities	13,386	4,730

Cash flows from investing activities:
Capitalized computer software development costs	(1,678)	(1,968)
Intangible assets	(110)	(189)
Goodwill	(91)	(584)
Purchases of property and equipment, net of disposals	(271)	(538)
Purchases of investments	(81,964)	(73,546)
Proceeds from maturites of investments	82,741	71,077
Proceeds from exercies of stock options by subsidiary	115	548
Proceeds of cash surrender value life insurance	1,097	—
Purchases of common stock by subsidiary	—	(659)

Net cash used in investing activities	(161)	(5,859)

Cash flows from financing activities:
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	20	32
Excess tax benefits from stock-based compensation	812	—
Proceeds from exercise of stock options	726	698
Dividends paid	(5,494)	(5,070)

Net cash used in financing activities	(3,936)	(4,340)

Net change in cash and cash equivalents	9,289	(5,469)
Cash and cash equivalents at beginning of period	29,425	31,147

Cash and cash equivalents at end of period	$38,714	$25,678

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2007

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

License. License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products gross, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we: 1) act as principal in the transaction, 2) take title to the products, 3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are recorded on a gross basis.

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

January 31, 2007

D.	Major Customer

No single customer accounted for more than 10% of out total revenues during the three and nine months ended January 31, 2007. One customer accounted for 15% and 13% each of our total revenues for the three and nine months ended January 31, 2006. The related accounts receivable balance for these customers as of January 31, 2006 was approximately $1.0 million.

E.	Declaration of Dividend Payable

On November 22, 2006, our Board of Directors declared a quarterly cash dividend of $0.08 per share of American Software Class A and Class B common stock. The cash dividend is payable on March 10, 2007 to Class A and Class B shareholders of record at the close of business on February 23, 2007.

F.	Earnings Per Common Share

We compute basic earnings per common share available to common shareholders based on the weighted-average number of Class A and B common shares outstanding, since we consider the two classes of common stock as one class for purposes of the per share computation. We based diluted earnings per common share available to common shareholders on the weighted-average number of common shares outstanding and dilutive potential common shares, such as diluted stock options.

We use the same numerator in calculating both basic and diluted earnings per common share for a given period. We base the denominator on the number of common shares as shown in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
	(in thousands, except per share data)		(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding:
Class A Shares	21,466	20,663	21,293	20,592
Class B Shares	3,210	3,425	3,280	3,425

Basic weighted average common shares outstanding	24,676	24,088	24,573	24,017

Dilutive effect of outstanding Class A common stock options outstanding	1,183	1,261	1,120	1,212

Total	25,859	25,349	25,693	25,229

Net earnings	$2,503	$1,987	$5,571	$3,830

Earnings per common share:
Basic	$0.10	$0.08	$0.23	$0.16

Diluted	$0.10	$0.08	$0.22	$0.15

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2007

For the three months ended January 31, 2007 and 2006, we excluded options to purchase 154,050 and 233,721 and for the nine months ended January 31, 2007 and 2006, we excluded options to purchase 252,050 and 278,950 shares of common stock, respectively, from the computation of diluted earnings per share of common stock. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of January 31, 2007, we had a total of 3,145,510 options outstanding and as of January 31, 2006 we had a total of 3,263,932 options outstanding.

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

As of January 31, 2007, we had three stock-based employee compensation plans, which are described below. Prior to May 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Substantially no expense associated with employee stock options was recognized prior to May 1, 2006 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2007

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

We recorded stock option compensation cost of $194,000 and related income tax expense of $15,000 during the three months ended January 31, 2007. The additional expense of $15,000 recorded during the three months ended January 31, 2007 resulted from a correction of previously recorded amounts. For the nine months ended January 31, 2007 we recorded stock option compensation cost and related income tax benefit of $636,000 and $139,000, respectively. Compensation is recorded over the vesting period directly to additional paid-in capital.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the nine months ended January 31, 2007, we realized tax benefits from stock option net operating losses (NOLs) generated in previous periods resulting in approximately $812,000 of excess tax benefits which are included as a component of cash flows from financing activities in the accompanying condensed consolidated statement of cash flows.

The following table illustrates what our net earnings and earnings per share would have been using the fair value compensation model under SFAS 123 for the three and nine months ended January 31, 2006 (in thousands, except per share amounts):

	Three Months Ended January 31, 2006	Nine Months Ended January 31, 2006
Net earnings-as reported:	$1,987	$3,830
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of income tax	(174)	(495)

Pro forma net earnings	$1,813	$3,335

Basic earnings per share:
As reported	$0.10	$0.19
Pro forma in accrodance with SFAS No. 123	$0.09	$0.16
Diluted earnings per share:
As reported	$0.08	$0.15
Pro forma in accrodance with SFAS No. 123	$0.07	$0.13

I.	Stock Option Plans

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

Under the 2001 Stock Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant, except with respect to non-employee directors, who receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The exercise price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 10 years after the date of grant (or 5 years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 3,575,000 shares are authorized

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2007

for issuance pursuant to options granted under this Plan. In February 2005, the Board amended the stock option grant forms to be used in connection with the 1997 Stock Plan for future grants to provide for a six-year option life and a five-year vesting period. In July 2005, the Board of Directors approved an amendment increasing the number of shares available for issuance by 600,000 shares.

Effective August 7, 1997, Logility Inc., a subsidiary of the Company, adopted the Logility, Inc. 1997 Stock Plan (Subsidiary Stock Plan). The Subsidiary Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of Logility, Inc. The Subsidiary Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1.6 million shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights (SARs), as defined, may be granted under the Subsidiary Stock Plan. The options generally vest over a four-year period. The contractual terms of the options generally are for ten years. There have been no SARs granted to date. In March 2005, the Logility, Inc. Board amended the stock option grant forms to be used in connection with the 2001 Option Plan for future grants to provide for a six-year award life and a five-year vesting period. In July 2006, Logility’s Board of Directors approved an amendment increasing the number of shares available for grant by 400,000 shares, to 1.6 million shares, which amendment was approved by shareholders in August 2006.

A summary of changes in outstanding options for the nine-month period ended January 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	3,019,968	$4.04
Granted	385,000	6.13
Exercised	(249,446)	2.87
Forfeited/cancelled	(10,012)	4.93

Outstanding at January 31, 2007	3,145,510	$4.39	4.4	$8,753,112

Exercisable at January 31, 2007	2,312,929	$3.83	4.3	$7,824,346

The weighted-average grant date fair value of stock options granted during the nine months ended January 31, 2007 and 2006, was $1.71 per share and $1.96 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended January 31, 2007 and 2006:

	2007	2006
Dividend yield	5.0%	5.1%
Expected volatility	42.8%	55.5%
Risk-free interest rate	4.9%	4.2%
Expected term	4.5 years	4.5 years

A summary of changes in outstanding options for the Subsidiary Stock Plan for the nine-month period ended January 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	683,097	$4.05
Granted	114,000	8.12
Exercised	(34,961)	3.28
Forfeited/cancelled	(4,750)	4.00

Outstanding at January 31, 2007	757,386	$4.69	4.6	$2,396,053

Exercisable at January 31, 2007	576,836	$4.16	4.1	$2,127,119

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2007

The weighted-average grant date fair value of stock options granted during the nine months ended January 31, 2007 and 2006, was $4.56 per share and $4.40 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended January 31, 2007 and 2006:

	2007	2006
Dividend yield	0%	0%
Expected volatility	64.6%	68.4%
Risk-free interest rate	5.0%	4.3%
Expected term	4.5 years	4.5 years

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

Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the nine months ended January 31, 2007 and 2006, we issued 249,446 and 230,292 shares of common stock, respectively, resulting from the exercise of stock options. During the nine months ended January 31, 2007 and 2006, our subsidiary issued 34,961 and 171,381 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2007 and 2006 based on market value at the exercise dates was $1,125,318 and $768,550, respectively. The total intrinsic value of options exercised at our subsidiary during the nine months ended January 31, 2007 and 2006 based on market value at the exercised dates was $201,609 and $967,809, respectively. As of January 31, 2007, unrecognized compensation cost related to unvested stock option awards approximated $1.5 million and is expected to be recognized over a weighted average period of 1.9 years. As of January 31, 2007, unrecognized compensation cost related to unvested stock option awards at our subsidiary approximated $774,000 and is expected to be recognized over a weighted average period of 2 years.

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

January 31, 2007

K.	Industry Segments

We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Enterprise Resource Planning, which automates customers’ internal financing, human resources, and manufacturing functions; (ii) Collaborative Supply Chain Management, which provides business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 88%-owned subsidiary Logility, Inc., including its subsidiary, DMI. In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2007 and 2006 (in thousands):

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2007

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Revenues:
Enterprise Resource Planning	$5,797	$5,284	$16,692	$15,829
Collaborative Supply Chain Management	11,296	10,050	30,908	27,228
IT Consulting	4,385	5,034	14,284	13,111

	$21,478	$20,368	$61,884	$56,168

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$161	$109	$393	$307
Collaborative Supply Chain Management	2,650	2,172	5,364	4,199
IT Consulting	152	(162)	646	139

	$2,963	$2,119	$6,403	$4,645

Intersegment eliminations:
Enterprise Resource Planning	$(396)	$(418)	$(1,230)	$(1,206)
Collaborative Supply Chain Management	396	418	1,230	1,206
IT Consulting	—	—	—	—

	$—	$—	$—	$—

Operating income (loss) after segment eliminations:
Enterprise Resource Planning	$(235)	$(309)	$(837)	$(899)
Collaborative Supply Chain Management	3,046	2,590	6,594	5,405
IT Consulting	152	(162)	646	139

	$2,963	$2,119	$6,403	$4,645

Capital expenditures:
Enterprise Resource Planning	$35	$210	$119	$391
Collaborative Supply Chain Management	46	61	152	147
IT Consulting	—	—	—	—

	$81	$271	$271	$538

Capitalized Software:
Enterprise Resource Planning	$—	$—	$—	$(220)
Collaborative Supply Chain Management	495	537	1,678	1,771
IT Consulting	—	—	—	—

	$495	$537	$1,678	$1,551

Depreciation and amortization:
Enterprise Resource Planning	$109	$219	$819	$760
Collaborative Supply Chain Management	896	387	2,474	1,675
IT Consulting	—	1	1	2

	$1,005	$607	$3,294	$2,437

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2007

L.	Leases

We have various operating and facilities leases. Expense under these operating and facilities leases approximated $214,000 and $685,000, respectively, for the three and nine months ended January 31, 2007 and $121,000 and $572,000 for the three and nine month ended January 31, 2006, respectively. A facility leased by a subsidiary of the Company included a lease incentive which was recorded as an increase in leasehold improvements and deferred rent.

The Company leased several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $128,000 and $414,000 for the three and nine months ended January 31, 2007 and $172,000 and $352,000 for the three and nine months ended January 31 2006, respectively. In addition, the Company owns properties leased under various operating leases. Rental income for these leases approximated $57,000 and $172,000 for the three and nine months ended January 31, 2007 and $53,000 and $159,000 for the three and nine months ended January 31, 2006, respectively. The rental income is included as a component of other income in the accompanying condensed consolidated statements of operations.

M.	New Accounting Pronouncements

During June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes, and interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is based on a more likely than not approach. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting this interpretation on our 2008 consolidated financial statements.

During June 2006 the Emerging Issues Task Force (“EITF”) issued Issue 06-03: How Taxes Collected for Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). This particular EITF addressed two issues related to 1) what amounts assessed by governmental entities should be included within the scope of this issue and 2) How the tax assessed within the scope of this issue should be presented in the income statement. The task force reached a tentative conclusion on issue one that the scope of this issue includes any tax assessed by a governmental authority this is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise tax. The task force also reached a tentative conclusion on issue two that the presentation of taxes within the scope of issue one on either a gross(included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, Disclosure of Accounting Policy. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The task force also reached a tentative conclusion that this Issue should be applied to financial reports for Interim and annual periods beginning after December 15, 2006. The Company does not expect this Issue to have a material impact on its 2008 financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements due to the current diversity in practice. SAB 108 will require companies to use two approaches when quantifying financial statement misstatements. We are required to adopt SAB 108 for the fiscal year ending April 30, 2007. We are currently evaluating the impact of adopting SAB 108 on our 2007 consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective for fiscal periods beginning after November 15, 2007. SFAS No.157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No.157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company does not expect this Issue to have a material impact on its 2009 consolidated financial statements.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2007

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company does not expect this issue to have a material impact on its 2009 consolidated financial statements.

M.	Subsequent Event

On February 20, 2007, our Board of Directors declared a quarterly cash dividend of $0.08 per share of American Software Class A and Class B common stock. The cash dividend is payable on June 1, 2007 to Class A and Class B shareholders of record at the close of business on May 18, 2007.

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

As a result of adopting SFAS 123(R) on May 1, 2006, our income before income taxes and net income for the three months ended January 31, 2007 was $194,000 including additional income tax expense of $15,000, lower than if we had continued to account for share-based compensation under APB Opinion No. 25. For the nine months ended January 31, 2007 our income before income taxes and net income was $636,000, net of related income tax benefit of $139,000, lower than if we had continued to account for share based-compensation under APB Opinion No. 25.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Effective May 1, 2006, expected volatilities are based on historical volatility of our stock. Previously, we had relied exclusively on historical volatility, disregarding periods of time in which our share price was extraordinarily volatile because of circumstances that were not expected to recur. We applied the short cut method as prescribed in SAB No. 107 to estimate the term that options are expected to be outstanding and used historical data to estimate the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of the grant with a term approximating the expected term. Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the nine months ended January 31, 2007 and 2006, we issued 249,446 and 230,292 shares of common stock, respectively, resulting from the exercise of stock options. During the nine months ended January 31, 2007 and 2006, our subsidiary issued 34,961 and 171,381 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2007 and 2006 based on market value at the exercise dates was $1,125,318 and $768,550, respectively. The total intrinsic value of options exercised at our subsidiary during the nine months ended January 31, 2007 and 2006 based on market value at the exercised dates was $201,609 and $967,809, respectively. As of January 31, 2007, unrecognized compensation cost related to unvested stock option awards approximated $1.5 million and is expected to be recognized over a weighted average period of 1.9 years. As of January 31, 2007, unrecognized compensation cost related to unvested stock option awards at our subsidiary approximated $774,000 and is expected to be recognized over a weighted average period of 2 years.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2007 and 2006:

	Percentage of Total Revenues		Pct. Change in Dollars
	2007	2006	2007 vs 2006
Revenues:
License	27%	24%	16%
Services and other	40	45	(6)
Maintenance	33	31	14

Total revenues	100	100	5

Cost of revenues:
License	7	4	89
Services and other	28	35	(15)
Maintenance	8	9	3

Total cost of revenues	43	48	(4)

Gross margin	57	52	14

Research and development	9	9	10
Sales and marketing	17	18	(3)
General and administrative	17	15	22
Amortization of acquisition-related intangibles	—	—	nm
Provision for doubtful accounts	—	—	nm

Total operating expenses	43	42	7

Operating income	14	10	40

Other income:
Interest income	4	2	55
Other, net	3	4	(25)

Earnings before income taxes	21	16	26

Income tax expense	8	6	28

Minority interest	(1)	(1)	10

Net earnings	28%	21%	26%

nm—not meaningful

Subtotals may not total due to rounding.

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2007 and 2006:

	Percentage of Total Revenues		Pct. Change in Dollars
	2007	2006	2007 vs 2006
Revenues:
License	23%	24%	8%
Services and other	44	44	9
Maintenance	33	32	14

Total revenues	100	100	10

Cost of revenues:
License	7	5	58
Services and other	31	33	2
Maintenance	9	9	8

Total cost of revenues	47	47	9

Gross margin	53	53	11

Research and development	9	9	10
Sales and marketing	17	18	3
General and administrative	17	17	11
Amortization of acquisition-related intangibles	—	—	nm
Provision for doubtful accounts	—	—	nm

Total operating expenses	43	44	6

Operating income	10	9	38

Other income:
Interest income	3	2	52
Other, net	2	2	8

Earnings before income taxes	15	13	35

Income tax expense	4	5	(2)

Minority interest expense	(1)	(1)	(31)

Net earnings	18%	17%	74%

nm — not meaningful

Subtotals may not total due to rounding.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2007 AND 2006:

REVENUES:

For the three months ended January 31, 2007, the increase in revenues from the three months ended January 31, 2006 was attributable to an increase in license fees and maintenance revenues. This was partially offset by a decrease in services revenue. For the nine months ended January 31, 2007, the increase in revenues from the nine months ended January 31, 2006 was attributable to an increase in all three revenue streams. International revenues represented approximately 13% and 11% of total revenues in the three and nine months ended January 31, 2007, respectively. International revenues represented approximately 7% and 8% of total revenues in the three and nine months ended January 31, 2006, respectively. Our revenues in particular our international revenues may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

LICENSES. For the three months ended January 31, 2007, license fee revenues increased 16% when compared to the same period in the prior year, due to increased license fees sales from our ERP subsidiaries. This increase was partially offset by a slight decrease from our Logility subsidiary. For the nine months ended January 31, 2007, license fee revenues increased 8% when compared to the same periods in the prior year, due primarily to increased license fees from our Logility and ERP subsidiary due to an improved selling environment and better sales execution. In the nine months ended January 31, 2007, license fee revenues from Logility increased 5% to $10.5 million, of which DMI contributed $3.5 million. Logility constituted 68% and 73% of total license fee revenues for the three and nine months ended January 31, 2007, compared to 81% and 75% for the three and nine months ended January 31, 2006.

The direct sales channel provided approximately 74% and 73% of license fee revenues for the three and nine months ended January 31, 2007, compared to approximately 84% and 82% in the three and nine months ended January 31, 2006. This decrease was due primarily to improved sales execution and sales environment within our indirect channel. For the three months ended January 31, 2007, our margins after commissions on direct sales were approximately 87%, and our margins after commissions on indirect sales were approximately 52%. For the three months ended January 31, 2006, our margins after commissions on direct sales were approximately 84%, and our margins after commissions on indirect sales were approximately 53%. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. For the three months ended January 31, 2007, the decrease in services and other revenues were due primarily to decreased services revenues from our IT Consulting subsidiary as a result of the timing of project work. We believe the IT Consulting unit services revenue will sequentially increase in the next quarter. For the three and nine months ended January 31, 2007, services and other revenues from Logility increased 31% and 15% when compared to the three and nine months ended January 31, 2006. These increases were due primarily to timing of implementation projects from the increase in license fee sales in recent the prior quarters. For the three and nine months ended January 31, 2007, our ERP segment’s services and other revenues decreased 11% and increase 5%, respectively, when compared to the prior year quarter due to increased implementation services. For the three and nine months ended January 31, 2007, our IT Consulting segment’s revenues decreased 12% and increase 9%, respectively, when compared to the prior year periods due to the timing of project work. We have observed that there is a tendency for services and other revenues, other than IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. For the three and nine months ended January 31, 2007, maintenance revenues increased 14% for both periods when compared to the same periods in the prior year. This increase was primarily from Logility which increased 20% and 19%, respectively, for the three and nine months ended January 31, 2007 compared to the same period in the prior year. Logility constituted 78% and 77%, respectively, of total maintenance revenues for the three and nine month period ended January 31, 2007, compared to 75% and 73%, respectively, of total maintenance for the corresponding prior year periods. The increases in maintenance revenues for the three and nine months ended January 31, 2007 were due primarily to increased license fees in prior periods resulting in new maintenance revenue in the current period. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended January 31,				Nine months ended January 31,
	2007		2006		2007		2006
Gross margin on license fees:	$4,311	75%	$4,205	85%	$9,958	69%	$10,555	79%
Gross margin on services and other:	2,555	30%	2,000	22%	8,155	30%	6,308	25%
Gross margin on maintenance:	5,352	75%	4,537	72%	14,941	73%	12,896	72%

Total gross margin:	$12,218	57%	$10,742	53%	$33,054	53%	$29,759	53%

For the three months ended January 31, 2007, total gross margin percentage increased due to increases in services and maintenance gross margin partially offset by a decrease in the license fee gross margin when compared to the same period in the prior year. For the nine months ended January 31, 2007, total gross margin percentage was primarily flat when compared to the same period in the prior year.

LICENSES. The decrease in gross margin percentage on license fees for the three and nine months ended January 31, 2007 were due to an increase in expense related to amortization of capitalized software development costs when compared to the same period in the prior year and to a lesser extent increased indirect sales, which resulted in an increase in indirect commission expense. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees. To a lesser degree, our license fee gross margin percentage in a given period is related to the variable expense of DMI’s agent commissions, and the proportion of license fees represented by DMI in that period.

SERVICES AND OTHER. For the three and nine months ended January 31, 2007, the gross margin percentage for services and other increased when compared to the same period in the prior fiscal year due to increased software implementation work from license fee sales in recent prior quarters. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. Maintenance gross margin percentage was slightly higher for three and nine months ended January 31, 2007 when compared to the same periods last year due to the increase in overall maintenance revenue.

EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	January 31, 2007	Percent Change	January 31, 2006
Total capitalized computer software development costs	$495	(8)%	$537
Percentage of gross product research and development costs	25%		24%

Total research and development expense	1,913	10%	1,743

Percentage of total revenues	9%		9%

Total research and development expense and capitalized computer software development costs	$2,408	6%	$2,280

Percentage of total revenues	11%		11%

Total amortization of capitalized computer software development costs *	$591	145%	$241

nm:	not meaningful

	Nine months ended (in thousands)
	January 31, 2007	Percent Change	January 31, 2006
Total capitalized computer software development costs	$1,678	(5)%	$1,771
Percentage of gross product research and development costs	24%		27%

Purchase accounting impact on share repurchases by subsidiary and related tax effect	—		(220)
Percentage of total revenues	0%		0%
Total research and development expense	5,358	10%	4,856

Percentage of total revenues	9%		9%

Total research and development expense and capitalized computer software development costs	$7,036	10%	$6,407

Percentage of total revenues	11%		11%

Total amortization of capitalized computer software development costs *	$1,998	63%	$1,228

nm:	not meaningful
*	Included in cost of license fees

For the three and nine months ended January 31, 2007, gross product research and development costs increased when compared to the same periods last year and capitalized software development costs decreased when compared to the same periods last year. These changes were primarily due to increased research and development costs in our Logility and ERP segment. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects; however, we expect capitalized software amortization expense to remain relatively consistent when compared to the three and nine months ended January 31, 2007.

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s share repurchases.

Sales and Marketing

For the three months ended January 31, 2007, sales and marketing expenses when compared to the same period a year ago decreased slightly due to increased license fee sales through our indirect channel. For the nine months ended January 31, 2007, sales and marketing expenses increased slightly compared to the same period a year ago due increase sales commission from increase license fee sales. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and nine months ended January 31, 2007, general and administrative expenses when compared to the same period a year ago increased due to employee stock option expense which was not included in the Company’s prior year’s financial results and increased professional services. Also, during the three and nine months ended January 31, 2007, we incurred approximately $65,000 and $176,000 of restructuring expenses related to the closure of our French operations. At January 31, 2007, the total number of employees was 300 compared to 312 at January 31, 2006.

Other Income

Other income is comprised of interest and dividend income, rental income and realized and unrealized gains and losses from investments. For both the three and nine months ended January 31, 2007, the increase in other income was due primarily to realized/unrealized gains on investments compared to a loss in the same period of the prior year and to an increase in the average cash balance and improved yield on interest rates, particularly on money market accounts when compared to the prior year periods. For the three and nine months ended January 31, 2007, these investments generated an annualized yield of approximately 5.7% and 5.6%, respectively, compared to approximately 4.4% and 4.0%, respectively, for the three and nine months ended January 31, 2006. For the nine months ended January 31, 2006, these investment earnings were partially offset by a write-down of a minority investment of $160,000.

Income Taxes

In the three and nine months ended January 31, 2007, we recorded income tax expense of approximately $1.6 million and $3.8 million compared to $1.3 million and $2.8 million recorded in the three and nine month period ended January 31, 2006. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized.

Minority Interest

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to Logility’s net earnings, we recorded minority interest expenses of approximately $248,000 and $513,000, respectively, for the three and nine months ended January 31, 2007 and $226,000 and $745,000, respectively, for the three and nine months ended January 31, 2006.

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

The following tables show information about our cash flows and liquidity positions during the nine months ended January 31, 2007 and 2006. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

	Nine Months Ended January 31, (in thousands)
	2007	2006
Net cash provided by operating activities	$13,386	$4,730
Net cash used in investing activities	(161)	(5,859)
Net cash used in financing activities	(3,936)	(4,340)

Net change in cash and cash equivalents	$9,289	$(5,469)

For the nine months ended January 31, 2007, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to the increases in net earnings, depreciation and amortization, customer accounts receivable and stock option compensation expense. This was partially offset by a decrease in our accounts payable and other liabilities, deferred income tax and deferred revenue. The decrease in cash used in investing activities when compared to the same period in the prior year was due primarily to a reduction in capitalized computer software development costs, purchases of treasury shares by our subsidiary in the current year and an increase in proceeds from cancellation of an executive life insurance policy in the nine months ended January 31, 2007. Cash used in financing activities decreased when compared to the same period in the prior year, due primarily to excess tax benefits from stock based compensation and higher proceeds from exercise of stock options in the nine months ended January 31, 2007 when compared to the same period in the prior year. This was partially offset by higher dividend payments in the nine months ended January 31, 2007.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of January 31, (in thousands)
	2007	2006
Cash and cash equivalents	$38,714	$25,678
Short and Long-Term Investments	31,204	32,833

Total cash and short and long-term investments	$69,918	$58,511

Net increase (decrease) in total cash and investments (nine months ended January 31)	$7,270	$(550)

Our total activities used cash and investments during the nine months ended January 31, 2007, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding (“DSO”) in accounts receivable were 68 days as of January 31, 2007, compared to 76 days as of January 31, 2006. This increase was due primarily to timing of closing license fees sales toward the end of the current quarter which resulted in an increase in the accounts receivable balance. Our current ratio was 3.2 to 1 and 3.1 to 1 on January 31, 2007 and 2006 .

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $69.9 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that Logility generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments).

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through March 12, 2007, we have repurchased 247,232 shares of common stock at a cost of approximately $1.1 million. We did not make any repurchases of our common stock in the quarter ended January 31, 2007.

On December 15, 1997, Logility Board of Directors approved a resolution authorizing Logility to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and Logility’s assessment of its liquidity and cash flow needs. For all repurchase authorizations, through March 12, 2007, Logility had purchased a cumulative total of 1,296,104 shares at a total cost of $7.8 million. We did not make any repurchases of our common stock in the quarter ended January 31, 2007. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter and the number of remaining shares available for purchase under the Company’s and Logility’s existing repurchase program.

RECENT ACCOUNTING PRONOUNCEMENTS

During June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is based on a more likely than not approach. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting this interpretation on our 2008 consolidated financial statements.

During June 2006 the Emerging Issues Task Force (“EITF”) issued Issue 06-03: How Taxes Collected for Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). This particular EITF addressed two issues related to 1) what amounts assessed by governmental entities should be included within the scope of this issue and 2) How the tax assessed within the scope of this issue should be presented in the income statement. The task force reached a tentative conclusion on issue one that the scope of this issue includes any tax assessed by a governmental authority this is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise tax. The task force also reached a tentative conclusion on issue two that the presentation of taxes within the scope of issue one on either a gross(included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, Disclosure of Accounting Policy. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The task force also reached a tentative conclusion that this Issue should be applied to financial reports for Interim and annual periods beginning after December 15, 2006. The Company does not expect this Issue to have a material impact on its 2008 consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements due to the current diversity in practice. SAB 108 will require companies to use two approaches when quantifying financial statement misstatements. We are required to adopt SAB 108 for the fiscal year ending April 30, 2007. We are currently evaluating the impact of adopting SAB 108 on our 2007 consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective for fiscal periods beginning after November 15, 2007. SFAS No.157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No.157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company does not expect this Issue to have a material impact on its 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company does not expect this issue to have a material impact on its 2009 consolidated financial statements.

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

Revenue Recognition. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products gross, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded gross.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At January 31, 2007, our goodwill balance was $11.2 million and our intangible assets with definite lives balance was $1.6 million, net of accumulated amortization.

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

Foreign Currency. In the three and nine months ended January 31, 2007, we generated approximately 13% and 11% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. For the three and nine months ended January 31, 2007, we recorded an exchange rate gain of $28,000 and $55,000 compared to an exchange rate loss of $43,000 for the three months ended January 31, 2006 and a loss of $175,000 for the nine months ended January 31, 2006. We estimate that a 10% movement in foreign currency rates would have up to a $1.0 million exchange gain or loss on our financial condition or results of operations. We have not engaged in any hedging activities.

Interest rates and other market risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of January 31, 2007 was approximately $67.0 million.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of January 31, 2007.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the three months ended January 31, 2007:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2006 through November 30, 2006	0	$0.00	0	1,752,768
December 1, 2006 through December 31, 2006	0	$0.00	0	1,752,768
January 1, 2007 through January 31, 2007	0	$0.00	0	1,752,768

Total Fiscal 2007 Third Quarter	0	$0.00	0	1,752,768

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the three months ended January 31, 2007:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2006 through November 30, 2006	0	$0.00	0	253,896
December 1, 2006 through December 31, 2006	0	$0.00	0	253,896
January 1, 2007 through January 31, 2007	0	$0.00	0	253,896

Total Fiscal 2007 Third Quarter	0	$0.00	0	253,896

*	The Logility Board of Directors approved the above share purchase authority in December 1997, November 1998 and February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.6 million shares of common stock. The authorizations have no expiration dates.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: March 12, 2007	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: March 12, 2007	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 12, 2007	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer