Form 10-K
period 2007-04-30
AMERICAN SOFTWARE INC
filed 2007-07-16
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Exchange Act Rule 12b-2 (check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, 21,346,424 Class A Common Shares and 3,239,694 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 31, 2006) of the Class A shares held by non-affiliates on that date was approximately $152.2 million. At July 13, 2007, 22,423,048 Class A Common Shares and 2,978,824 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2007

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

Although we believe that the goals, plans, expectations, and prospects reflected by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, undetected software errors, and risks associated with market acceptance of our products, the challenges and risks associated with integration of acquired product line and companies, and services; as well as a number of other risk factors that could affect our future performance. Factors that could cause or contribute to such differences include, but are not limited to, those we discuss under the section captioned “Risk Factors” in Item 1A. of this Form 10-K as well as the cautionary statements and other factors that we discuss in other sections of this Form 10-K.

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

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc. (DMI), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers which expanded Logility’s customer base, which now includes approximately 1,150 companies, located in 70 countries and gives Logility what we believe is the largest installed base of supply chain planning customers among application software vendors. Logility markets and sell the Demand Solutions product line through Demand Management’s global value-added reseller distribution network. Logility offers the Logility Voyager Solutions™ suite to its target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

We derive revenues primarily from three sources: software licenses, services, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, and consulting services. We bill primarily under time and materials arrangements and recognize revenues as we perform services. Maintenance agreements typically are for a one to three-year term, usually commencing the time of the initial product license. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

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

Industry Background

In response to increasing global competition, companies are continually seeking new ways to enhance the productivity of their operations. Computer software applications can be an effective tool for companies to re-engineer and streamline their core business processes. ERP applications help companies reduce employee headcount and increase employee utilization through recording, consolidating, and reporting the large quantities of transactional data that are generated through daily operations. Core ERP applications include automation of financials, human resources, and manufacturing functions. Included in the manufacturing function are supply chain applications that assist companies in managing relationships with external trading partners such as customers, suppliers, manufacturers, distributors, and retailers.

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

Where appropriate, our software solutions to leverage the Internet to expand the potential user community and streamline collaboration among the various trading partners in the supply chain. The supply chain planning process focuses on demand forecasting, inventory simulation, global sourcing, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, streamline global sourcing, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service.

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

Logility, Inc. (“Logility” or the “Company”) was incorporated as a Georgia corporation in 1996. Logility provides supply chain management (SCM) solutions to streamline and optimize the market planning, management, production, and distribution of products for manufacturers, suppliers, distributors, and retailers. The supply chain refers to the complex network of business relationships with trading partners (customers, suppliers and carriers) used to forecast, source, manufacture, store, and deliver products and services to multiple locations and customers by various modes of transportation. Supply chain operations include forecasting, demand management, supply planning, sourcing, manufacturing, logistics, warehouse management, and transportation operations both within an enterprise as well as with other business-to-business collaborative processes between customers, suppliers and carriers. Logility’s solutions enable enterprises to increase their market visibility to build competitive advantages and increase profitability by reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions.

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc., a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers in the growing small and midsize business (SMB) market, which brought the Logility customer base to approximately 1,150 companies, located in 70 countries and gives Logility what is believed to be the largest installed base of supply chain planning customers among application software vendors. Logility markets and sells the Demand Solutions product line to the SMB market through Demand Management’s global value-added reseller distribution network. Logility also offers the Logility Voyager Solutions™ suite to its target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

We derive revenues primarily from three sources: software licenses, services, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, and consulting services. We bill primarily under time and materials arrangements and recognize revenues as we perform services. Maintenance agreements typically are for a one to three-year term, usually commencing the time of the initial product license. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

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

Industry Background

In response to increasing global competition, shorter product life cycles and reduced lead times, companies are continually seeking new ways to enhance the productivity and profitability of their operations. Companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise or “supply chain” can realize significant competitive advantages in the form of lower costs, greater customer responsiveness, reduced stock-outs, more efficient sourcing, lower inventory, synchronized supply and demand, improved transportation and logistics operations, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners (customers, suppliers, manufacturers, distributors and retailers) to source, manufacture and deliver goods and services to the end consumer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that impact the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

Today, several market trends are driving organizations to expand collaboration with trading partners across the supply chain. Global economic conditions and competitive pressures are forcing companies to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are increasingly under pressure to better manage the supply chain as they seek to reduce costs, improve manufacturing efficiency and accelerate logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. The increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers compound these pressures.

Organizations are increasingly deploying internet-based business-to-business application solutions to address their supply chain planning and supply chain execution requirements. The supply chain planning function involves the use of information to facilitate the on-time delivery of the right products to the correct location at the right time and at the lowest cost. The planning process focuses on demand forecasting, inventory simulation, global sourcing, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service.

The supply chain execution function addresses procuring, manufacturing, warehousing, order fulfillment and distributing products throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with planning and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors.

In a report entitled “Producing to Demand: A Pardigm Shift for Manufacturing” (February 2006), a leading information technology analyst firm, AMR Research stated that “companies need to invest in global coordination and local execution to make the change from low-cost manufacturing efficiency to produce to demand. This involves blending the global coordination of their fleet of manufacturing assets, and ensuring efficiency and responsiveness from individual manufacturing sites. Whether it’s internal manufacturing or contract, both will have to perform to a new set of metrics that align their capabilities with Demand-Driven Supply Network (DDSN) objectives.”

In order to effectively manage and coordinate supply chain activities, companies require demand planning, supply chain planning, global sourcing, supply chain execution, and performance management software that provides for integrated communication, optimization and collaboration among the various constituents throughout the supply chain network. This enhanced collaboration synchronizes production and distribution plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays, excess inventory and distribution network problems.

We believe that traditional enterprise resource planning (ERP) systems do not provide the visibility, depth, flexibility or synchronization required to effectively meet the demands of today’s intensely competitive global environment. Organizations are demanding supply chain solutions that are modular and scaleable to extend ERP functionality, fit the dynamic needs of their businesses, deploy quickly and deliver rapid time-to-benefit.

Additionally, market drivers for more sophisticated software are finding their way downstream. Issues that the multi-billion dollar companies faced ten years ago are impacting even the low-end of the SMB market. Increasingly, our customers now have to manage to offshore manufacturing requirements and the demands associated with selling to mass merchants. With new, more complex data management needs to monitor global supply lines and deal with the retailers’ demand for accurate forecast and supply data, the SMB market is outgrowing spreadsheets for demand planning and turning to automated supply and demand management software.

Logility Products and Services

Leveraging its supply chain management expertise, Logility has been an innovator in developing and deploying supply chain solutions, with its first Internet-based collaborative planning solution implemented in 1996. We continue to invest and expand our innovative solutions, which support the Collaborative Planning, Forecasting and Replenishment (CPFR®) standards defined by the Voluntary Interindustry Commerce Standards Association (VICS). Logility’s systems also support other emerging collaborative supply chain management standards for transportation and distribution center management such as collaborative transportation management (CTM), and radio frequency identification (RFID), a technology that uses radio waves to uniquely identify items as well as packaging such as cartons, containers and pallets.

We believe companies in distribution-intensive industries face considerable competitive pressure, which is intensified by the high cost of inventory and distribution investments, dynamically changing consumer needs, and variability in overall supply chain performance. These companies need solutions that are capable of delivering significant financial benefits by quickly solving problems that arise in sourcing, manufacturing and distribution operations. Logility’s solutions are capable of helping these companies collaborate with their trading partners to improve customer service and optimize their sourcing, manufacturing, inventory and distribution networks.

With more than 1,150 customers in 70 countries, Logility is a leading provider of collaborative supply chain solutions that help small, medium, and large as well as Fortune 1000 companies realize substantial bottom-line results. Logility provide two product suites, Logility Voyager Solutions and Demand Solutions, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite of products features performance monitoring capabilities in a single Internet-based framework and provides supply chain visibility; demand, inventory and replenishment planning; supply and global sourcing optimization; manufacturing planning and scheduling; transportation planning and execution; and warehouse management. The Demand Solutions product suite provides forecasting, demand planning, replenishment and point-of-sale analysis for maximizing profits for small to midsize manufacturing, distribution and retail operations.

Logility has licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including Armour Eckrich, Avery Dennison Corporation, Continental Mills, Cooper Industries, Farnell InOne, Hyundai Motor America, ICI Paints, Komatsu, Leviton Manufacturing Company, L’Oreal USA, Malt-O-Meal Company, Pernod-Ricard, Pfizer, Porsche, Remington Products Company, Shaw Industries, Sigma Aldrich, Standard Motor Products, The Coleman Company, Under Armour Performance Apparel, Verizon

Wireless, Wacoal, Warnaco, and VF Corporation. Logility sells products and services through direct and indirect channels. Logility derived approximately 15% of its revenues in the fiscal year ended April 30, 2007 from international sales.

Product Features: Logility Voyager Solutions

Logility Voyager Solutions is an integrated software suite that provides advanced supply chain management including collaborative planning, strategic network design, optimized supply sourcing, production management, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service. Logility Voyager Solutions incorporate performance management analytics to drive decision support for critical processes like demand management, inventory optimization and sales and operations planning (S&OP).

The Logility Voyager Solutions software suite is modular and scaleable to meet the management requirements of global organizations involving tens of thousands of products with a complex manufacturing or distribution network. In addition, The Voyager Solutions suite readily interfaces with a broad range of existing enterprise applications deployed on a variety of Internet and client/server operating environments and platforms.

Logility customers can implement these modules individually, as well as in combinations or as a full solution suite. Logility Voyager Solutions support multiple communications protocols and is designed to operate with industry-standard open technologies, including leading web-based and client/server environments, such as Microsoft Windows, UNIX, and iSeries (AS/400) on Oracle, Microsoft SQL Server and DB2 databases. The following summarizes key features of the Logility Voyager Solutions product suite:

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

SUPPLY CHAIN COLLABORATION

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

Logility Voyager Demand Planning™ helps reconcile differences between high-level business planning and low-level product forecasting. Aligning inventory with customer demand, this solution makes it easier to boost service levels, shorten cycle times and reduce inventory obsolescence. Logility provides control to model each phase in a product's sunrise-to-sunset lifecycle—including introduction, maturity, replacement, substitution and retirement—so that the right products are available at the point of customer demand. Voyager Demand Planning integrates the marketing department in real time into forecasting, distribution and logistics planning to calculate the impact of promotional plans and events.

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

SUPPLY CHAIN EXECUTION

Logility Voyager Solutions provide industry-leading capabilities for optimizing both warehouse and transportation operations. These solutions systematically balance logistics strategies, customer service policies, carrier effectiveness, inventory management, and radio frequency identification (RFID) solutions to boost perfect orders and spur improvements that favorably impact profitability.

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

Voyager Transportation Planning and Management™ provides a performance-driven, multi-modal solution for dramatic savings of time, effort and money. It enables automated shipment planning, shipment execution and freight accounting. User workflows, driven by exceptions, increase visibility and accelerate more proactive communications among trading partners. The Optimization Engine evaluates logical alternatives for grouping and shipping orders considering business rules, consolidation parameters, carriers, rates, and date/time requirements.

Product Features: Demand Solutions

Demand Solutions’ proven, sophisticated supply chain software provides a smooth transition from spreadsheet management to robust reporting and tracking. It’s simple to install and easy to use.

The Demand Solutions application suite makes it easier to predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability. Demand Solutions is a complete time-phased, multi-tiered planning and replenishment system, and a proven platform for Vendor Managed Inventory. Demand Solutions helps manufacturers, wholesalers and distributors exchange information for inventory, proactively manage demand rather than operate in reactive mode, and increase profitability.

DS Forecast Management provides a powerful yet easy to use demand planning solution that fits virtually any industry and deploys quickly. The system offers significant flexibility and allows the user to select the forecasting formula which best addresses each item’s demand pattern to predict an accurate forecast of future demand.

DS Requirements Planning incorporates collaborative planning capabilities to streamline supply activities from the production line through delivery. With instant analysis of the projected demand for unlimited items against current inventory, DS Requirements Planning recommends the ideal inventory level for each ship-to location, providing valuable visibility up and down the supply chain.

DS Collaboration offers a certified CPFR compliant collaborative planning solution that streamlines communications between a company and its customers and suppliers. This solution minimizes the barriers to entry for smaller trading partners, who need only a Web browser, and extends the value available through the entire Demand Solutions product line. Collaboration results in greater demand visibility and closer synchronization of production and inventory investments.

DS Sales & Operations Planning automates and continually analyzes the annual business planning process. There are two annual business plans available for each of the sections of data (bookings, sales, production, inventory, backlog and shipments): the Annual Plan and the Flexible Plan.

DS Rough Cut dramatically increases the accuracy of available-to-promise (ATP) ratios and can reduce the cost of manual processes and calculations. It provides visibility of resource utilization and allows users to level the plan instantly. DS Rough Cut’s powerful “what if” scenarios help ensure that businesses can meet demand as promised.

DS View significantly extends the value of Demand Solutions, empowering users to aggregate, rotate, filter, sort and otherwise manipulate large volumes of data into meaningful information. DS View can gather data from any field within Demand Solutions, as well as external sources. Enterprises can also share output with colleagues, customers and vendors over networks, captive and secure Intranets and The Internet.

DS Retail Planning enables manufacturers, distributors and retailers to collaboratively produce, ship and replenish product based on point-of-sale data. Highly accurate and easy to use, Demand Solutions Stores can track thousands of SKUs in more than a hundred locations, resulting in optimized store-level replenishment, reduced out-of-stocks, greater inventory turns, elevated customer service levels and increased profits. DS Retail Planning is designed around the philosophy of continuous replenishment, enabling actual demand to be consolidated from each point-of-sale (POS) location and routed to suppliers. DS Retail Planning leverages detailed analysis and strategic assortment planning for a store or group of stores. The result is a collaborative, highly responsive value chain from manufacturer or distributor to retail.

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

Our product line consists of software and services that operate on three strategic computer platforms: (1) IBM System/390 Mainframe or compatible, (2) IBM iSeries (AS/400), and (3) Intel-based servers and clients that operate Windows 2000, 2003, and Windows XP. We have written our products in various standard programming languages used for business application software, including ANSI COBOL, Micro Focus COBOL, C, C++, Visual Basic, JAVA, JAVA2 and other programming languages. Many have both on-line and batch capabilities.

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

Flow Manufacturing Modules

Our Flow Manufacturing solution is designed to operate on a stand-alone basis, or with the e-intelliprise ERP suite or with an ERP suite provided by another vendor. Customers can use Flow Manufacturing in conjunction with traditional manufacturing or they can use it as the sole manufacturing solution throughout an enterprise. Flow Manufacturing is a comprehensive solution designed expressly for companies considering the adoption of this approach to manufacturing. The solution is comprised of the following modules:

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

AsIrecall

AsIrecall is an integrated document management solution for the capture, storage and retrieval of documents. AsIrecall enables the automation of document based business processes within the enterprise. AsIrecall enables not only the retrieval of scanned images such as packing slips, picking tickets, etc., but also the retrieval of spool files created within the ERP system. Documents can be stored in a variety of file types (TIFF, JPG, BMP, PDF, DOC HTML), and EDI files can be converted to viewable documents.

New Generation Computing, Inc.

New Generation Computing (NGC) is our wholly-owned subsidiary that provides product solutions for both retailers, importer and manufacturers in the Apparel, Footwear, Sewn Products and Furniture industries. NGC provides functionality that allows customers to improve efficiencies, lower operating costs, reduce supply chain time, meet complex customer requirements, improve supply chain visibility, improve inventory management, and reduce production costs. NGC’s solutions include an Internet Sourcing and Supply Chain Visibility system (e-SPS), a comprehensive Enterprise Resource Planning system (RedHorseTM), a Product Lifecycle Management system (e-PDM), a Shop Floor Control and Incentive Payroll System (TPM), an Import Management System (IMS), an Electronic Data Interchange (EDI), a Full Package Management System (FMS), and an EZ-Ship Packing and Shipping System for Remote Factories (EZ-Ship). All products are completely integrated or can be implemented individually.

e-SPS—NGC has designed e-SPS to provide a wide range of supply chain management solutions over the Internet. e-SPS is a powerful software application for companies producing and sourcing products around the world. Users include retailers, apparel manufacturers, brand managers, footwear companies, importers, contractors, agents, brokers, and logistics providers. e-SPS users around the world only need a web browser to use and update the system. e-SPS employs secure hierarchical views to select data that is appropriate for each user. It creates Triggers and Alerts automatically based on events defined in the Time and Action calendars, Business Processes and other specific collaboration issues. Barcode labels and ASN’s facilitate distribution channel receipts. e-SPS provides end-to-end visibility into the Supply Chain from product inception to distribution channel reception, all in real time. Several industry leading companies have successfully implemented this product, including Armani Exchange, Wilson’s Leather, Maidenform, Carter’s, VF Corporation, Casual Male Retail Group, Dick’s Sporting Goods and Russell Corporation. e-SPS features include:

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

EDI Orders and Invoices is a key ingredient of an overall quick response strategy. Significant savings are possible by eliminating manual data entry and printed invoices, which require time and postage to deliver. These EDI facilities can provide a rapid return on investment through improved customer service and internal efficiency gains.

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

Segment 3—IT Consulting

The Proven Method, Inc.

The Proven Method, Inc., our wholly-owned subsidiary, is a technology services firm that specializes in assisting a diverse customer base to solve business issues with custom-developed technology solutions. The Proven Method maintains a full-time staff of over 125 technical specialists and business management consultants with a wide range of technical skills, business applications, and industry experience.

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

The cross industry and cross platform experience that The Proven Method has acquired over the past 12 years enables it to provide services to virtually any type or size company.

The Proven Method customers typically benefit from its services in one of three ways:

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

The Proven Method has worked with customers such as Aon, IBM, Kubota Manufacturing of North America, Home Depot, BellSouth (now AT&T), the State of Georgia, Getronics, Xerox, Global Payments, Georgia Tech Research Institute and numerous small to midsize companies.

See Note 11 in the Consolidated Financial Statements for further business segment information.

Customers

We primarily target businesses in the retail, apparel, consumer-packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. A sample of companies that have purchased one or more of our products or services is as follows:

Consumer Goods	Chemicals, Oil & Gas, Pharmaceuticals	Wholesale Distribution	Manufacturing and Others
Avery Dennison Corporation	Afrox	Amerisource Bergen	American Racing
Ashley Furniture	BP Lubricants	Barnes Distribution	A.O. Smith Water Products
Basic American Foods	Caremark	CHF Industries	Ad Plastik
Constellation Wines	Cambrex Karlskoga AB	Donaldson Company	Cintas
Carriage House Companies	Chamberlin-Edmonds	Farnell InOne	Corning Cable Systems
Dawn Foods	Dana-Co	Group SEB Holdings	Crown Crafts, Inc.
Farley’s & Sathers Candy Company	Dow Chemical Company	Holley Carburetors	Dal-Tile Corporation
Hamilton Beach Proctor-Silex	Everlast Worldwide	Hyundai Motor America	DaimlerChrysler Buses
Haverty Furniture Company	Mizuno USA	Ingersoll-Rand	Dassault Falcon Jet
Hooker Furniture	Facet Technologies	Komatsu Europe International	Draka Elevator Products
Jarden Consumer Products	Fisher Scientific International	Peugeot International	IBM/Synertech
Leviton Manufacturing Company	Kaiser Healthcare	Remy International	Intertape Polymer Group
L’Oreal USA	Millipore	Rheem Manufacturing	Koch Industries
Malt-O-Meal Company	NB Coatings	Saab Aircraft	Louisana Pacific
Maybelline Inc.	Norpro St. Gobain	Standard Motor Products	Newell Rubbermaid
McCain Foods	PDVSA		Porsche Cars North America
O’Sullivan Furniture	Pfizer, Inc.	Retail & Apparel	Reliable Automatic Sprinkler
Parmalat	Sandoz	Armani Exchange	School Specialty
Pernod-Ricard	Sigma-Aldrich Corporation	Boots The Chemists	Snap On, Incorporated
Rand McNally	Stepan Company	Brown Shoe Company	Thomson Learning
Reckitt Benckisen	West Pharmaceutical	Carters	Tyco Plastics and Adhesives
Remington Products Company	WM Barr & Company	Casual Male Retail Group	Weyerhauser
Rockline Industries		Columbia Sportswear Company
S.C. Johnson & Sons, Inc.	Telecommunications & Utilities	Dick’s Sporting Goods
The Coleman Company	Britsh Telecom	Goody’s Family Clothing
Xerox Global Solutions	Huntsville Utilities	Hugo Boss
Wm. Wrigley	Piedmont Natural Gas	Jos A. Banks Clothiers
	Saudi Consolidated Electric	Maidenform
	Sprint Nextel	Polo Ralph Lauren
	Texas Utilities	Rafaella Apparel Group
	Verizon Wireless	Ralph Lauren Childrenswear
Rocky Shoes & Boots
Russell
Savane
Tiffany & Co.
The Home Depot
Under Armour Performance Apparel
Warnaco
Williamson-Dickie Manufacturing
VF Corporation

No single customer accounted for 10% or more of our total revenues during fiscal year 2007. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector customers. We account for our backlog in deferred revenues (refer to note 1(c) in Notes to Consolidated Financial Statements).

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

Logility has a number of marketing alliances, including those with IBM and SAP. Generally, these marketing alliance agreements provide the vendors with non-exclusive rights to market our products and access to our marketing materials and product training. Some highlights of these agreements are as follows:

•

IBM—Logility entered into an agreement with IBM on March 17, 2000 pursuant to which we modified our Supply Chain products, with IBM’s technical and financial assistance, to operate with IBM’s eServer iSeries (AS/400) platform. Also, Logility agreed to market and support the IBM-compatible supply chain products that resulted from its efforts. IBM may also market Logility supply chain products and refer potential customers to Logility.

•

SAP— On January 23, 2006, Logility was named a SAP® Business One Partner to provide supply chain solutions for the small and midsize business market in the United States. Logility has integrated its Demand Solutions application suite with SAP Business One to drive supply chain improvements for small and midsize businesses (SMB). Demand Solutions dovetails with SAP Business One’s solution extending the core business automation capabilities of SAP Business One and provides critical supply chain expertise to help customers predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability.

In addition to these marketing alliances, Logility has developed a network of agents who assist in selling our products globally. Logility intends to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in North America, South America, Mexico, Europe and the Asia/Pacific region, distribute our product lines in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products.

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

Logility’s current release of Logility Voyager Solutions is version 7.5. This version uses an Internet-based architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution and collaborative commerce. Logility Voyager Solutions interface with software of leading ERP vendors such as SAP and Oracle.

The current release of the Demand Solutions products is version 10 and the current release of DS Retail Planning is version 4.2. These products are designed to work with a wide variety of MRP, ERP and legacy enterprise applications.

Our client/server and Internet-based solutions will be important for our long-term growth. As of April 30, 2007, we employed 88 persons in product research, development and enhancement activities.

Competition

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. Our existing competitors include:

•

Large enterprise resource planning (ERP) application software vendors such as SAP and Oracle each of which offers sophisticated ERP solutions that currently, or may in the future, incorporate supply chain management modules, advanced planning and scheduling, warehouse management, transportation or collaboration software;

•	Vendors focusing on the supply chain application software market, including but not limited to, vendors such as i2 Technologies, JDA Software and Red Prairie;

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

The principal competitive factors in the target markets in which we compete include product functionality and quality, domain expertise, integration technologies, product suite integration, breadth of products and related services such as customer support, training and implementation services. Other factors important to customers and prospects include:

•	customer service and satisfaction

•	ability to provide relevant customer references

•	compliance with industry-specific requirements and standards

•	flexibility to adapt to changing business requirements

•	ability to generate business benefits

•	rapid payback and measurable return on investment

•	vendor financial stability and company as well as product reputation

•	initial license price, cost to implement and long term total cost of ownership.

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

Company Strategy

Our objective is to become a leading provider of collaborative supply chain solutions and enterprise-wide ERP to enable small, medium, large and Fortune 1000 companies to optimize their operations associated with the planning, sourcing, manufacture, storage, and distribution of products. Our strategy includes the following key elements:

Leverage and Expand Installed Base of Customers. We currently target businesses in the consumer goods, chemicals and pharmaceuticals, food and beverage, apparel and sewn products, and oil and gas industries. We intend to continue to leverage our installed base of more than 1,300 customers to introduce additional functionality, product upgrades, and complementary modules. In addition, we intend to expand sales to new customers in our existing vertical markets and to target additional vertical markets over time.

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

Increase Penetration of International Markets. In the fiscal year ended April 30, 2007, we generated 10% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. The acquisition of Demand Management by Logility added 9 domestic and 14 international VARs to its indirect channel in fiscal 2005. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in 70 countries. We intend to further expand our international presence by creating additional relationships with distributors in South America, Europe, and the Asia/Pacific region.

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

Employees

As of April 30, 2007, we had 308 full-time employees, including 88 in product research, development and enhancement, 33 in customer support, 102 in professional services, 44 in marketing, sales and sales support, and 41 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

ITEM 1A.	RISK FACTORS

A variety of factors may affect our future results and the market price of our stock.

We have included certain forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K. We may also make oral and written forward-looking statements from time to time, in reports filed with the Securities and Exchange Commission, and otherwise. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our securities could decline and you may lose all or part of your investment in our company. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-K.

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

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. The following factors, among others, could have an adverse impact on our business and earnings:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities including, without limitation, software localization requirements

•	failure to properly comply with U.S. laws and regulations relating to the export of our products and services

•

compliance with multiple and potentially conflicting regulations in Europe, Asia and North America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements

•	difficulties in managing foreign operations and appropriate levels of staffing

•	longer collection cycles

•	tariffs and other trade barriers

•	seasonal reductions in business activities, particularly throughout Europe

•	reduced protection for intellectual property rights in some countries

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences

•	anti-American sentiment due to the war with Iraq and other American policies that may be unpopular in certain countries

•	increasing political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries

•	difficulties in enforcing agreements through foreign legal systems

•

fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency

•	changes in general economic and political conditions in countries where we operate

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports

•	restrictions on downsizing operations in Europe and expenses and delays associated with any such activities.

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

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of copyright, trademark and trade secret laws; confidentiality agreements with employees and third parties; and protective contractual provisions such as those contained in our license agreements with consultants, vendors, partners and customers and other measures to protect this information. Existing copyright laws afford only limited protection. We believe that the rapid pace of technological change in the computer software industry has made trade secret and copyright protection less significant than factors such as:

•	knowledge, ability and experience of our employees

•	frequent software product enhancements

•	customer education

•	timeliness and quality of support services.

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

If in the future we are unable to assert that our internal control over financial reporting is effective as of the end of the then current fiscal year (or, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they it is unable to express an opinion on the effectiveness of our internal controls over financial reporting), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a negative market reaction.

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

It is difficult to predict our revenues and operating results, which have varied widely from quarter to quarter in the past. We expect they will continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. We base our expense levels, operating costs and hiring plans on projections of future revenues, and it is difficult for us to rapidly adjust when actual results do not match our projections. A failure to meet expectations of revenues could adversely affect the price of our stock. License revenues in any quarter depend substantially on the combined contracting activity of the American Software group of companies and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

•	we complete a significant portion of our license agreements within the last few weeks of each quarter

•	our sales cycle is relatively long and variable because of the complex and mission-critical nature of our products

•	the size of our license transactions can vary significantly

•

the possibility of adverse global political conditions and economic downturns, both domestic and international, characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs, may substantially reduce customer demand and contracting activity

•

customers may unexpectedly postpone or cancel anticipated system replacement or new system evaluations and implementation due to changes in their strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management

•

customer evaluations and purchasing processes vary from company to company, and a customer’s internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor

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

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community

•	reduced investor confidence in equity markets, due in part to corporate collapses in recent years

•	speculation in the press or analyst community

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other technology companies

•	announcements of technological innovations by us or our competitors

•	new products or the acquisition of significant customers by us or our competitors

•	developments with respect to our copyrights or other proprietary rights or those of our competitors

•	changes in interest rates

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors

•	changes in recommendations or financial estimates by securities analysts who track our common stock or the stock of other software companies

•	changes in management

•	sales of common stock by our controlling stockholders, directors and executive officers

•	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods

•	conditions and trends in the software industry generally

•	the announcement of acquisitions or other significant transactions by us or our competitors

•	adoption of new accounting standards affecting the software industry

•	general market conditions

•	domestic or international terrorism and other factors

•	the other factors described in these “Risk Factors.”

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

James C. Edenfield, Chief Executive Officer of the Company, and Thomas L. Newberry, Chairman of the Board of Directors, own 100% of our outstanding Class B common stock between them, giving them the right to elect a majority of the Board of Directors. Mr. Edenfield and Dr. Newberry have reported in filings with the Securities and Exchange Commission that they constitute a group, for voting purposes. Mr. Edenfield, Dr. Newberry and members of their immediate families currently constitute four of the seven members of the Board and, thus, have significant influence in directing the actions of the Board of Directors and all other matters requiring approval by shareholders, including the approval of mergers and other business combinations.

Future sales of substantial amounts of our common stock could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Current directors and executive officers of the Company as a group beneficially own approximately 6.1% of our Class A common stock as of June 30, 2007. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

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

Trading Market

Our Class A Common Shares are listed on the Nasdaq Stock Market—National Market under the symbol AMSWA. As of July 10, 2007, there were over 10,000 holders of Class A Common Shares who held their stock either individually or in nominee or “street” names through various brokerage firms, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years 2007 and 2006, as well as the amount of cash dividends declared in each quarter.

	High	Low	Cash Dividends Declared
Fiscal Year 2007
First Quarter	$7.48	$5.75	$0.07
Second Quarter	7.20	5.55	0.08
Third Quarter	8.25	6.74	0.08
Fourth Quarter	9.05	6.95	0.08
Fiscal Year 2006
First Quarter	$6.10	$5.01	$0.07
Second Quarter	6.13	4.35	0.07
Third Quarter	7.25	5.10	0.07
Fourth Quarter	7.41	6.55	0.07

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2007:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	3,089,462	$4.41	223,353

Dividends

On August 29, 2006, our Board of Directors approved a 14% increase to the Company’s quarterly dividend from $0.07 to $0.08 per share. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. The continuation of this policy, and payment of future cash dividends, will be at the sole discretion of the Board of Directors. In exercising this discretion, the Board of Directors will consider our profitability, financial condition, cash requirements, future prospects and other relevant factors.

Stock Price Performance Graph

The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the Nasdaq Composite Index and a peer group index on a quarterly basis. The graph reflects the investment of $100 on April 30, 2002 in the Company’s stock, the Nasdaq Stock Market-US Companies (“Nasdaq Composite Index”) and in the Nasdaq Computer Index, a published industry peer group index. The Nasdaq Computer Index consists of 538 companies, including computer hardware and software companies that furnish computer programming and data processing services, and firms that produce computers, office equipment, and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2007.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2007:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2007 through February 28, 2007	0	$0.00	0	1,752,768

March 1, 2007 through March 31, 2007	0	$0.00	0	1,752,768

April 1, 2007 through April 30, 2007	0	$0.00	0	1,752,768

Total Fiscal 2007 Fourth Quarter	0	$0.00	0	1,752,768

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the quarter ended April 30, 2007:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2007 through February 28, 2007	0	$0.00	0	268,896

March 1, 2007 through March 31, 2007	0	$0.00	0	268,896

April 1, 2007 through April 30, 2007	0	$0.00	0	268,896

Total Fiscal 2007 Fourth Quarter	0	$0.00	0	268,896

*	The above share purchase authority was approved by the Logility Board of Directors in December 1997 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.55 million shares of common stock. These actions were announced in December 1997 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Transfer Agent

American Stock Transfer & Trust Company

10150 Mallard Creek Road, Suite 307

Charlotte, NC 28262

Phone: (718) 921-8520

http://www.amstock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the Class A common shares of American Software, Inc:

Archipelago Stock Exchange	Hudson Securities, Inc.
Automated Trading Desk	ICAP Corporates LLC
Cantor, Fitzgerald & Co.	Knight Equity Markets, L.P.
Citadel Derivatives Group LLC	Morgan, Keegan & Company
Citigroup Global Markets Inc.	Nasdaq Execution Services LLC
Credit Suisse Securities USA	National Stock Exchange
Davenport & Company LLC	SunTrust Capital Markets Inc
Direct Edge ECN LLC	Susquehanna Capital Group
Domestic Securities, Inc.	UBS Securities LLC
E*Trade Capital Markets LLC

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended April 30, 2007, 2006, 2005, 2004, and 2003 is derived from our audited consolidated financial statements. On September 30, 2004, we purchased Demand Management Inc. (“DMI”). DMI’s operations have been included herein since October 2004.

Consolidated Statements of Operations Data:

	Years Ended April 30,
	2007	2006	2005	2004	2003
	( In thousands, except per share data)
Revenues:
License fees	$21,080	$17,885	$12,310	$12,353	$12,485
Services and other	36,258	34,693	32,771	24,407	26,933
Maintenance	27,029	24,052	19,463	17,898	19,884

Total revenues	84,367	76,630	64,544	54,658	59,302

Cost of revenues:
License fees	6,169	4,147	4,191	4,322	4,107
Services and other	25,105	26,047	22,718	16,747	18,698
Maintenance	7,324	6,590	5,729	4,678	5,522
Write-down of capitalized computer software	—	—	703	—	—

Total cost of revenues	38,598	36,784	33,341	25,747	28,327

Gross margin	45,769	39,846	31,203	28,911	30,975
Operating expenses:
Research and development costs	7,555	6,709	4,948	4,203	5,116
Sales and marketing expense	14,079	13,796	12,344	11,459	11,636
General and administrative expenses	13,774	12,986	10,768	9,068	9,287
(Recovery)/provision for doubtful accounts	(18)	(3)	392	191	414
Amortization of acquisition-related intangibles	350	350	204	—	—

Total operating expenses	35,740	33,838	28,656	24,921	26,453

Operating income	10,029	6,008	2,547	3,990	4,522
Other income, net	4,676	3,573	2,282	2,055	1,286

Earnings from continuing operations before income taxes	14,705	9,581	4,829	6,045	5,808
Income tax expense	(5,496)	(3,631)	(1,623)	(82)	—
Minority interest income / (expense)	(776)	(931)	78	(246)	(306)

Earnings from continuing operations	8,433	5,019	3,284	5,717	5,502
Discontinued operations—gain on sale of discontinued segment	—	—	—	—	2,084

Net earnings	$8,433	$5,019	$3,284	$5,717	$7,586

Earnings per common share (a)
Basic:
Continuing operations	$0.34	$0.21	$0.14	$0.25	$0.25
Discontinued operations	—	—	—	—	0.09

	$0.34	$0.21	$0.14	$0.25	$0.34

Diluted:
Continuing operations	$0.33	$0.20	$0.13	$0.23	$0.24
Discontinued operations	—	—	—	—	0.09

	$0.33	$0.20	$0.13	$0.23	$0.33

Weighted average common shares—Basic	24,616	24,086	23,734	22,851	22,411
Diluted	25,761	25,099	24,474	24,640	23,132
Cash dividends declared	$0.31	$0.28	$0.28	$0.24	$—
Consolidated Balance Sheet Data:
Cash and cash equivalents	$45,627	$29,425	$31,147	$37,530	$30,724
Investments—short and long term	$27,142	$33,223	$27,914	$28,836	$29,853
Working capital	$63,351	$55,048	$48,205	$59,961	$54,236
Total assets	$117,816	$109,889	$104,344	$97,236	$94,340
Total long-term lease obligation and debt	$—	$—	$—	$—	$—
Shareholders’ equity	$82,731	$79,372	$77,777	$76,453	$72,978

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.34, $0.21, $0.14, $0.25 and $0.25 for the years ended April 30, 2007, 2006, 2005, 2004 and 2003, respectively. See Note 1(s) of the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2007, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded gross.

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

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ materially.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill and intangible assets are impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2007, our goodwill balance was $11.2 million and our intangible assets with definite lives balance was $1.5 million, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write-off the amount by which the unamortized software development costs exceed net realizable value. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2007, our capitalize software balance was $6.1 million, net of accumulated amortization. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. At April 30, 2007, our capitalized software balance was $6.1 million, net of accumulated amortization.

Income Taxes. We provide for the effect of income taxes on our financial position and results of operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, tax planning strategies, projected tax credits and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account our expectations of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years, which could significantly increase tax expense, could render inaccurate our current assumptions, judgments and estimates of recoverable net deferred taxes.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2007, 2006, and 2005 and the percentage increases and decreases in those items for the years ended April 30, 2007 and 2006:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2007	2006	2005	2007 vs 2006	2006 vs 2005
Revenues:
License	25%	23%	19%	18%	45%
Services and other	43	45	51	5	6
Maintenance	32	32	30	12	24

Total revenues	100	100	100	10	19

Cost of revenues:
License	7	5	7	49	(1)
Services and other	30	34	35	(4)	15
Maintenance	9	9	9	11	15
Write-down of capitalized computer software development costs	—	—	1	nm	nm

Total cost of revenues	46	48	52	5	10

Gross margin	54	52	48	15	28

Research and development	9	9	8	13	36
Sales and marketing	17	18	19	2	12
General and administrative	16	17	16	6	21
Amortization of acquisition-related intangibles	—	—	—	—	72
(Recovery)/provision for doubtful accounts	—	—	1	nm	(101)

Total operating expenses	42	44	44	6	18

Operating income	12	8	4	67	136
Other income:
Interest income	3	2	2	47	41
Other, net	2	3	2	(3)	89
Charge for investment impairment	—	—	—	(100)	181

Earnings before income taxes and minority interest	17	13	8	53	98
Income tax expense	(7)	(5)	(3)	51	124
Minority interest income / (expense)	(1)	(1)	—	nm	nm

Net earnings	9%	7%	5%	68%	53%

nm—not meaningful

Economic Overview

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the overall information technology spending is relatively weak when compared to the period prior to the last economic downturn.

However, we believe information technology spending has incrementally improved in the recent years due to increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines have improved, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

We currently view the following factors as the primary opportunities and risks associated with our business:

-	The opportunity to expand the depth and number of strategic relationships with leading enterprise software providers, systems integrators and service providers to integrate our software solutions into their services and products and to create joint marketing opportunities; we currently have a number of marketing alliances, including those with IBM, and SAP;

-	The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets;

-	Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control;

-	The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology; and

-	The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

For more information, please see “Risk Factors” in Item 1A. above.

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

Our SCM segment experienced a significant upward trend in revenues during fiscal 2007 due to several factors such as 1) improvement in technical capital spending by companies in the market verticals Logility serves, 2) increased pressure on supply chains as a result of globalization and higher capacity utilization, and 3) improved sales execution within Logility. Services and maintenance revenues have trended upward as a result of increased license fees sales.

The revenue trend in our ERP segment improved in fiscal 2007 due to multiple factors. The ERP segment revenues increased 6% in fiscal 2007 when compared to fiscal 2006. While we face heavy competition in the

ERP segment from major software vendors, license fee sales increased 21% in fiscal 2007 when compared to fiscal 2006 due to 1) improvement in technical capital spending by companies in the apparel market vertical the Company serves, 2) increased pressure on supply chains as a result of globalization and higher capacity utilization, and 3) improved sales execution.

Our IT Consulting segment has experienced an slight upward trend in revenues of approximately 1% in fiscal 2007 when compared to fiscal 2006 as a result of more customers outsourcing IT staffing work rather than hiring. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. This trend has resulted in increased business for this segment. One customer comprised 38% of our IT Consulting revenue in fiscal 2007 and 58% in fiscal 2006. The loss of this customer would negatively and materially affect our IT consulting business. However, there is a trend to outsourcing IT to international markets that historically have been more price competitive than domestic sources, like ourselves.

We do not segment our business on a geographic basis due to the fact that international revenues have historically constituted only 8-12% of total revenues.

Fiscal Years Ended April 30, 2007 and April 30, 2006:

REVENUES:

For the fiscal year ended April 30, 2007, the increase in total revenues was attributable to increases in license fee and maintenance revenues.

International revenues represented approximately 10% of total revenues in the year ended April 30, 2007, compared to approximately 9% a year ago. This increase was due primarily to the increased sales at DMI, which receives a larger portion of its revenue from international customers. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

LICENSES. For the year ended April 30, 2007, license fee revenues increased by 18% compared to last year due to an improved selling environment and better sales execution in the SCM and the ERP segment. License fee revenues from Logility increased 17% to $16.2 million and constituted 77% of total license fee revenues for the year ended April 30, 2007, compared to $13.9 million for the prior year period, which comprised 78% of total license fee revenues. Our ERP segment, which includes New Generation Computing, license fees increased 21% to $4.84 million in fiscal 2007 compared to $4.0 million for fiscal 2006.

The direct sales channel provided approximately 70% of license fee revenues for the year ended April 30, 2007, compared to approximately 83% a year ago. This decrease is primarily the result of the additional revenue from Logility’s indirect sales channel which is primarily the Demand Management subsidiary. For the year ended April 30, 2007, our margins after commissions on direct sales were approximately 83%, and our margins after commissions on indirect sales were approximately 52%. For the year ended April 30, 2006, our margins after commissions on direct sales were approximately 83%, and our margins after commissions on indirect sales were approximately 46%.

SERVICES AND OTHER. The increase in services and other revenues for the year ended April 30, 2007 was primarily the result of an increase in Logility implementation services due to improved license fees sales and to a lesser extent due to our IT Staffing business unit, The Proven Method, as several of its customers increased utilization of outside contractors. In our software business units, we have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The increase in total maintenance revenues for the year ended April 30, 2007 was due primarily to increased maintenance revenue from Logility as a result of improved license fees in the prior quarters. This was partially offset by a 1% decreased maintenance revenues from legacy ERP customers when compared to fiscal 2006. For the year ended April 30, 2007, maintenance revenues from Logility increased 17% to $20.7 million, and constituted 77% of total maintenance revenues, compared to $17.6 million for the prior year period, which comprised 73% of total maintenance revenues. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Fiscal Years ended April 30,
	2007		2006
(in thousands)
Gross margin on license fees:	$14,911	71%	$13,738	77%
Gross margin on services and other:	$11,153	31%	$8,646	25%
Gross margin on maintenance:	$19,705	73%	$17,462	73%

Total gross margin:	$45,769	54%	$39,846	52%

The increase in total gross margin percentage for the year ended April 30, 2007 was due primarily to the increase in gross margin percentage on services revenues and partially offset by a decrease in license fees revenues.

LICENSES. The decrease in license fee gross margin percentage for the year ended April 30, 2007 compared to fiscal 2006 was due primarily to an increase in license fee sales through Logility’s indirect channel at DMI whose agent commissions are expensed to cost of license fees. Also, the decrease was due to a lesser extent an increase in amortization of capitalized software development costs as a result of the completion of amortization for several R&D projects. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel. We expect capitalized software amortization to remain relatively the same in fiscal 2008 compared to fiscal 2007.

SERVICES AND OTHER. For the year ended April 30, 2007, our gross margin percentage on services and other revenues increased primarily due to increased revenue at Logility which has higher margin implementation service revenue. Logility’s services revenue increased 18% to $6.8 million in fiscal 2007 when compared to fiscal 2006. Also, our IT Consulting margins improved when compared to last fiscal year due to improved contracted utilization rates. The IT Consulting segment was 52% of the Company’s services revenue in fiscal 2007 compared to 54% in fiscal 2006.

MAINTENANCE. For the year ended April 30, 2007, maintenance gross margin percentage remained the same when compared to fiscal 2006.

EXPENSES:

Research and Development. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years ended (in thousands)
	April 30, 2007	Percent Change	April 30, 2006
Total capitalized computer software development costs	$2,264	(7)%	$2,424
Percentage of gross product research and development costs	23%		27%
Purchase accounting impact on share repurchases by subsidiary and related tax effect	12	nm	(220)
Percentage of total revenues	0%		0%
Total research and development expense	7,555	13%	6,709

Percentage of total revenues	9%		9%
Total research and development expense and capitalized computer software development costs	$9,831	10%	$8,913

Percentage of total revenues	12%		12%
Total amortization of capitalized computer software development costs *	$2,851	33%	$2,129

nm: not meaningful

*	Included in cost of license fees

For the year ended April 30, 2007, gross product research and development costs increased when compared to the same period last year and capitalized software development costs decreased when compared to the same periods last year. These changes were primarily due to increased gross R&D costs but lower capitalizable R&D projects during the period. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects; however, we expect capitalized software amortization expense to remain consistent in fiscal 2008 when compared to fiscal 2007.

Sales and Marketing. In the year ended April 30, 2007, the increase in sales and marketing expenses was due primarily to the increase in sales of our ERP and IT Consulting business units which resulted in an increase in sales commission expense. This was partially offset by a decrease in sales and marketing expense at Logility as a result of lower license fees sales from the direct channel resulted in lower sales commissions. Commissions on indirect sales are generally recorded to cost of sales.

General and Administrative. For the year ended April 30, 2007, the increase in general and administrative expenses was primarily due to stock-based compensation expense. For the year ended April 30, 2007, the average number of total employees was approximately 301, compared to approximately 310 for the year ended April 30, 2006.

Amortization of Acquisition-related Intangibles. For the year ended April 30, 2007, we recorded $450,000 in intangible amortization expense related to the DMI acquisition that occurred on September 30, 2004, of which $100,000 related to amortization of acquired software is included in cost of licenses fees and $350,000 related to other intangible assets is included in operating expenses. Additionally, we recorded $25,000 related to purchased software and $20,000 related to the Logility treasury stock buy-back (see note 1(k)).

Provision (Recovery) for Doubtful Accounts. For the year ended April 30, 2007, the decrease in provision for doubtful accounts was due an improvement in overall collection issues among outstanding accounts receivable. We record an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. In estimating the allowance for doubtful accounts, we consider the age of the accounts receivable, our historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when we determine that the specific balance is not collectible.

Other Income. Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses and realized and unrealized gains and losses from investments. Other income increased to approximately $4.7 million in the year ended April 30, 2007 compared to approximately $3.6 million a year ago. This increase was primarily the result of 1) increase in our cash available for investment, 2) increased market yields realized on investments, 3) unrealized gains on investments, 4) an increase in rental income from subleases on our Atlanta property in fiscal 2007 and 5) in fiscal 2006 our Logility subsidiary recorded a $281,000 investment impairment charge related to a minority investment.

Income Taxes. During fiscal 2007, the Company recorded income tax expense of $5.5 million compared to $3.6 million in fiscal 2006. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits and net operating loss carryforwards. Our tax effective rate was 37.4% in fiscal 2007 compared to 37.9% in fiscal 2006. We expect the Company’s tax effective rate to be in the range of 38% to 39% in the next fiscal year.

Minority Interest. Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest expense recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to lower income in fiscal 2007 when compared to fiscal 2006 at Logility, we recorded $776,000 in minority interest expense compared to $931,000 minority interest income in fiscal 2006.

Fiscal Years Ended April 30, 2006 and April 30, 2005:

REVENUES:

For the fiscal year ended April 30, 2006, the increase in total revenues was attributable to increases in license fee and maintenance revenues.

International revenues represented approximately 9% of total revenues in the year ended April 30, 2006, compared to approximately 8% for the prior year. This increase was due primarily to the acquisition on September 30, 2004 of Demand Management, which receives a larger portion of its revenue from international customers than the Company prior to the acquisition.

LICENSES. For the year ended April 30, 2006, license fee revenues increased by 45% compared to the prior year due to an improved selling environment and better sales execution in the SCM segment. License fee revenues from Logility increased 107% to $13.9 million and constituted 78% of total license fee revenues for the year ended April 30, 2006, compared to $6.7 million for the prior year period, which comprised 55% of total license fee revenues. The increase in Logility license fees was partially offset by decreased license fees from our ERP segment, which includes New Generation Computing.

The direct sales channel provided approximately 83% of license fee revenues for the year ended April 30, 2006, compared to approximately 82% for the prior year. This increase is primarily the result of the additional revenue from Logility’s direct sales channel. For the year ended April 30, 2006, our margins after commissions on direct sales were approximately 83%, and our margins after commissions on indirect sales were approximately 46%.

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

MAINTENANCE. The increase in total maintenance revenues for the year ended April 30, 2006 was due primarily to increased maintenance revenue from Logility as a result of the September 30, 2004 acquisition of Demand Management, which increased revenues for the full year in fiscal 2006 compared to seven months in fiscal 2005. .Also, to a lesser extent, the increase was due to improved license fees which resulted in increased maintenance revenues and the diminishing effect of purchase accounting effect on maintenance revenue from the DMI acquisition. The purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues of $319,000 that would have otherwise been recognized in fiscal 2006 compared to $1,259,000 in fiscal 2005. This was partially offset by a 1% decreased maintenance revenues from legacy ERP customers when compared to Fiscal 2005. For the year ended April 30, 2006, maintenance revenues from Logility increased 36% to $17.6 million, and constituted 73% of total maintenance revenues, compared to $13.0 million for the prior year period, which comprised 67% of total maintenance revenues.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Fiscal Years ended April 30,
	2006		2005
(in thousands)
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

EXPENSES:

Research and Development. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years ended (in thousands)
	April 30, 2006	Percent Change	April 30, 2005
Total capitalized computer software development costs	$2,424	(24)%	$3,201
Percentage of gross product research and development costs	27%		39%
Purchase accounting impact on share repurchases by subsidiary and related tax effect	(220)	nm	—
Percentage of total revenues	0%
Total research and development expense	6,709	36%	4,948

Percentage of total revenues	9%		8%
Total research and development expense and capitalized computer software development costs	$8,913	9%	$8,149

Percentage of total revenues	12%		13%
Total amortization of capitalized computer software development costs *	$2,129	(29)%	$2,980

nm: not meaningful

*	Included in cost of license fees

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

Amortization of Acquisition-related Intangibles. For the year ended April 30, 2006, we recorded $450,000 in intangible amortization expense related to the DMI acquisition that occurred on September 30, 2004, of which $100,000 related to amortization of acquired software is included in cost of license fees and $350,000 related to other intangible assets is included in operating expenses as amortization of acquisition-related intangibles in the accompanying consolidated statements of operations. Additionally, we recorded $43,000 related to the Logility treasury stock buy-back (see note 1(k)).

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

The following tables show information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2007 and 2006. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended April 30 (in thousands)
	2007	2006
Net cash provided by operating activities	$18,169	$10,540
Net cash provided by (used in) investing activities	3,215	(6,993)
Net cash used in financing activities	(5,182)	(5,269)

Net change in cash and cash equivalents	$16,202	$(1,722)

For the year ended April 30, 2007, the increase in cash provided by operating activities was due primarily to increases in net earnings, depreciation and amortization, deferred income taxes, stock based compensation, tax benefit realized from stock options and other activity and changes in operating assets and liabilities. This was partially offset by excess tax benefits from stock-based compensation and changes in minority interest. The decrease in cash used in investing activities in fiscal 2007 compared to fiscal 2006 was due primarily to the increase in net proceeds of investments, the sale of the life insurance policy, lower capitalized software development costs and purchases of property and equipment. This was partially offset by lower purchases of common stock by subsidiary, Logility. The increase in cash used in financing activities was due primarily to an increase in our cash dividends paid on common stock and a decrease in proceeds from the exercise of stock options of our common stock. This was partially offset by an excess tax benefits from stock-based compensation when compared to the prior fiscal year

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30 (in thousands)
	2007	2006
Cash and cash equivalents	$45,627	$29,425
Investments	27,142	33,223

Total cash and investments	$72,769	$62,648

Net increase in total cash and investments	$10,121	$3,587

The following table provides information regarding our known contractual obligations as of April 30, 2007 (in thousands):

Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$833	$368	$412	$53	$—

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $72.8 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that our Logility subsidiary generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments). For the year ended April 30, 2007, we generated approximately $7.4 million in cash from operations, exclusive of cash that Logility generated from its operations.

Days Sales Outstanding in accounts receivable were 66 days as of April 30, 2007, compared to 71 days as of April 30, 2006. This decrease was due primarily to the increase in sales activity and the related timing of closing license fees contracts towards the end of the fiscal year and overall improved collections. Our current ratio on April 30, 2007 and 2006 was 3.2 to 1.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our

Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For these repurchase plans, as of July 13, 2007, we have repurchased approximately 2.4 million shares of common stock at a cost of approximately $8.5 million.

On December 15, 1997, Logility’s Board of Directors approved a resolution authorizing it to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. For all repurchase plans, through July 13, 2007, we had purchased a cumulative total of approximately 1,326,000 shares at a total cost of approximately $8.1 million.

See Item 5 of this report, under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

Recent Accounting Pronouncements

During June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is based on a more likely than not approach. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact on its 2008 consolidated financial statements.

During June 2006, the Emerging Issues Task Force (“EITF”) released Issue 06-03: How Taxes Collected for Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). This particular EITF addressed two issues related to 1) what amounts assessed by governmental entities should be included within the scope of this issue and 2) How the tax assessed within the scope of this issue should be presented in the income statement. The task force reached a tentative conclusion on issue one that the scope of this issue includes any tax assessed by a governmental authority this is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise tax. The task force also reached a tentative conclusion on issue two that the presentation of taxes within the scope of issue one on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, Disclosure of Accounting Policy. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The task force also reached a tentative conclusion that this issue should be applied to financial reports for interim and annual periods beginning after December 15, 2006. The Company does not expect this Issue to have a material impact on its 2008 consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements due to the current diversity in practice. SAB 108 requires companies to use two approaches when quantifying financial statement misstatements. We have adopted SAB 108 for the fiscal year ending April 30, 2007. This Issue did not have a material impact on its 2007 consolidated financial statements.

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

Foreign Currency. For the fiscal year ended April 30, 2007, we generated 10% of our revenues outside of the United States. We typically denominate our international sales in U.S. Dollars, Euros or British Pounds Sterling. We denominate our expenses associated with our international operations in local currencies. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. In fiscal 2007, we recorded an exchange rate gain of $124,000 compared to an exchange rate loss of $257,000 in fiscal 2006. We estimate that a 10% movement in foreign currency rates would have up to $1,075,000 exchange gain or loss on our financial condition or results of operations.

Interest rates and other market risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of April 30, 2007 was approximately $70.2 million.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of April 30, 2007. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of April 30, 2007.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on our management’s assessment of our internal control over financial reporting as of April 30, 2007, and this attestation report follows immediately below.

(b) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

American Software, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8(a)), that American Software, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 30, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that American Software, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, American Software, Inc. and subsidiaries has maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2007, and our report dated July 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

July 16, 2007

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries (the “Company”) as of April 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2007. In connection with our audits of the consolidated financial statement, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements effective May 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

July 16, 2007

American Software, Inc. and Subsidiaries

Consolidated Balance Sheets

April 30, 2007 and 2006

(in thousands, except share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$45,627	$29,425
Investments	27,142	32,724
Trade accounts receivable, less allowance for doubtful accounts of $162 at April 30, 2007 and $244 at April 30, 2006:
Billed	12,489	11,302
Unbilled	3,860	4,514
Deferred income taxes	—	248
Prepaid expenses and other current assets	2,560	2,323

Total current assets	91,678	80,536
Investments—noncurrent	—	499
Property and equipment, net	7,080	7,669
Capitalized software, net	6,137	6,711
Goodwill, net	11,210	11,120
Other intangibles, net	1,472	1,893
Other assets	239	1,461

Total assets	$117,816	$109,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,138	$917
Accrued compensation and related costs	3,308	4,195
Dividends payable	1,984	1,712
Other current liabilities	5,545	3,358
Deferred income taxes	911	—
Deferred revenue	15,441	15,306

Total current liabilities	28,327	25,488
Deferred income taxes	1,697	870
Minority interest	5,061	4,159
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 25,418,913 shares at April 30, 2007 and 24,918,930 shares at April 30, 2006	2,542	2,492
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 3,157,294 shares at April 30, 2007 and 3,324,994 shares at April 30, 2006; convertible into Class A shares on a one-for-one basis	315	332
Additional paid-in capital	81,614	79,001
Accumulated other comprehensive income	67	136
Retained earnings	18,698	17,916
Class A treasury stock, 3,782,185 shares at April 30, 2007 and 2006	(20,505)	(20,505)

Total shareholders’ equity	82,731	79,372

Commitments and contingencies
Total liabilities and shareholders’ equity	$117,816	$109,889

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended April 30, 2007, 2006, and 2005

(In thousands, except per share data)

	2007	2006	2005
Revenues:
License	$21,080	$17,885	$12,310
Services and other	36,258	34,693	32,771
Maintenance	27,029	24,052	19,463

Total revenues	84,367	76,630	64,544

Cost of revenues:
License	6,169	4,147	4,191
Services and other	25,105	26,047	22,718
Maintenance	7,324	6,590	5,729
Write-down of capitalized computer software development costs	—	—	703

Total cost of revenues	38,598	36,784	33,341

Gross margin	45,769	39,846	31,203

Research and development	7,555	6,709	4,948
Sales and marketing	14,079	13,796	12,344
General and administrative	13,774	12,986	10,768
Amortization of acquisition-related intangibles	350	350	204
Provision/(Recovery) for doubtful accounts	(18)	(3)	392

Total operating expenses	35,740	33,838	28,656

Operating income	10,029	6,008	2,547
Other income:
Interest income	2,771	1,882	1,336
Other, net; primarily investment income	1,905	1,972	1,046
Charge for investment impairment	—	(281)	(100)

Earnings from continuing operations before income taxes and minority interest	14,705	9,581	4,829
Income tax expense	(5,496)	(3,631)	(1,623)
Minority interest income (expense)	(776)	(931)	78

Net earnings	$8,433	$5,019	$3,284

Earnings per common share: (a)
Basic:	$0.34	$0.21	$0.14

Diluted:	$0.33	$0.20	$0.13

Shares used in the calculation of earnings per common share:
Basic	24,616	24,086	23,734
Diluted	25,761	25,099	24,474

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.34, $0.21 and $0.14 for the years ended April 30, 2007, 2006 and 2005, respectively. See Note 1(s) to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

Years ended April 30, 2007, 2006, and 2005

(in thousands, except share data)

	Common stock				Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury stock	Total shareholders’ equity	Comprehensive Income
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2004	23,638,927	$2,364	3,649,994	$365	$70,948	$236	$23,045	$(20,505)	$76,453
Proceeds from stock options exercised	448,246	44	—	—	1,304	—	—	—	1,348
Conversion of Class B shares into Class A shares	130,000	13	(130,000)	(13)	—	—	—	—	—
Issuance of 7,025 Class A shares under Dividend Reinvestment and Stock Purchase Plan	7,025	1	—	—	42	—	—	—	43
Net change in minority interest resulting from changes in subsidiary equity	—	—	—	—	(234)	—	—	—	(234)
Net earnings	—	—	—	—	—	—	3,284	—	3,284	3,284
Dividends declared	—	—	—	—	—	—	(6,666)	—	(6,666)
Tax effect of stock option net operating loss carryforwards	—	—	—	—	3,646	—	—	—	3,646
Translation adjustments	—	—	—	—	—	(97)	—	—	(97)	(97)

Comprehensive income for fiscal 2005										$3,187

Balance at April 30, 2005	24,224,198	$2,422	3,519,994	$352	$75,706	$139	$19,663	$(20,505)	$77,777
Proceeds from stock options exercised	493,039	48	—	—	2,021	—	—	—	2,069
Conversion of Class B shares into Class A shares	195,000	20	(195,000)	(20)	—	—	—	—	—
Issuance of 6,693 Class A shares under Dividend Reinvestment and Stock Purchase Plan	6,693	2	—	—	39	—	—	—	41
Net change in minority interest resulting from changes in subsidiary equity	—	—	—	—	98	—	—	—	98
Net earnings	—	—	—	—	—	—	5,019	—	5,019	5,019
Dividends declared	—	—	—	—	—	—	(6,766)	—	(6,766)
Tax benefit of stock option exercises	—	—	—	—	1,137	—	—	—	1,137
Translation adjustments	—	—	—	—	—	(3)	—	—	(3)	(3)

Comprehensive income for fiscal 2006										$5,016

Balance at April 30, 2006	24,918,930	$2,492	3,324,994	$332	$79,001	$136	$17,916	$(20,505)	$79,372
Proceeds from stock options exercised	317,594	33	—	—	1,139	—	—	—	1,172
Stock-based compensation	—	—	—	—	825	—	—	—	825
Conversion of Class B shares into Class A shares	167,700	17	(167,700)	(17)	—	—	—	—	—
Issuance of 4,711 Class A shares under Dividend Reinvestment and Stock Purchase Plan	14,689	—	—	—	22	—	—	—	22
Net change in minority interest resulting from changes in subsidiary equity	—	—	—	—	(126)	—	—	—	(126)
Net earnings	—	—	—	—	—	—	8,433	—	8,433	8,433
Dividends declared	—	—	—	—	—	—	(7,651)	—	(7,651)
Tax benefit of stock option exercises	—	—	—	—	753	—		—	753
Translation adjustments	—	—	—	—	—	(69)	—	—	(69)	(69)

Comprehensive income for fiscal 2007										$8,364

Balance at April 30, 2007	25,418,913	$2,542	3,157,294	$315	$81,614	$67	$18,698	$(20,505)	$82,731

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended April 30, 2007, 2006, and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net earnings	$8,433	$5,019	$3,284
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,392	3,618	4,191
Stock-based compensation expense	825	—	—
Investment impairment and write-down of capitalized computer software development costs	—	281	803
Bond amortization	(255)	(92)	242
Tax benefit of options exercised	2,053	3,479	—
Excess tax benefits from stock-based compensation	(1,256)	—	—
Net (gain) loss on investments	(675)	(1,218)	(470)
Minority interest in net earnings (loss) of subsidiary	776	931	(78)
Deferred income taxes	1,987	174	1,585
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(20,961)	(20,921)	(17,612)
Proceeds from sale of trading securities	21,019	17,778	14,635
Proceeds from maturities of trading securities	2,050	2,003	1,900
Accounts receivable, net	(533)	(3,306)	(930)
Prepaid expenses and other assets	(69)	(358)	(598)
Accounts payable and other liabilities	248	1,579	257
Deferred revenue	135	1,573	2,522

Net cash provided by operating activities	18,169	10,540	9,731

Cash flows from investing activities:
Capitalized computer software development costs	(2,264)	(2,620)	(2,886)
Intangible asset	(110)	(189)	—
Goodwill	(90)	(584)	—
Purchases of property and equipment, net of disposals	(435)	(678)	(1,330)
Proceeds from maturities of investments	106,781	93,899	93,506
Purchases of investments	(101,880)	(96,758)	(91,279)
Purchase of business, net of cash acquired	—	—	(8,641)
Purchases of common stock by subsidiary	—	(659)	(633)
Proceeds from exercise of stock options by subsidiary	161	596	—
Proceeds from sale of life insurance policy	1,052	—	159

Net cash provided by (used in) investing activities	3,215	(6,993)	(11,104)

Cash flows from financing activities:
Proceeds from Dividend Reinvestment and Stock Purchase Plan	22	39	43
Excess tax benefits from stock-based compensation	1,256	—	—
Proceeds from exercise of stock options	1,012	1,475	1,348
Dividends paid	(7,472)	(6,783)	(6,401)

Net cash used in financing activities	(5,182)	(5,269)	(5,010)

Net change in cash and cash equivalents	16,202	(1,722)	(6,383)
Cash and cash equivalents at beginning of year	29,425	31,147	37,530

Cash and cash equivalents at end of year	$45,627	$29,425	$31,147

Supplemental disclosures of cash paid during the year for:
Income taxes	$1,463	$323	$171
Interest	$—	$—	$—
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$1,984	$1,712	$1,677
Tax effect of treasury share purchases by a subsidiary	$13	$237	$315

See accompanying notes to consolidated financial statements.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2007, 2006, and 2005

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

•

The Collaborative Supply Chain Management segment consists of Logility, Inc., an 88%, as of April 30, 2007 (see Note 11), owned subsidiary which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners.

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

License. License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the Company recognizes revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net,

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

including but not limited to assessing whether or not the Company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded gross.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed under primarily time and materials arrangements and are recognized as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, (EITF No. 01-14), the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenues and totaled approximately $1,385,000, $876,000 and $832,000 for 2007, 2006 and 2005, respectively.

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

(d) Cost of Revenues

Cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits and value added reseller (VAR) commissions. These commission costs are deferred and amortized over the related maintenance term. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel.

(e) Cash Equivalents

Cash equivalents of $43.1 million and $28.4 million at April 30, 2007 and 2006, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

(f) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. The Company’s sales are primarily to companies located in North America and Europe. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from companies under stated contract terms.

(g) Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at April 30, 2007 or 2006.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts expense/(recovery) to operations were approximately $(18,000), $(3,000) and $392,000 for 2007, 2006 and 2005, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

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

(i) Furniture, Equipment, and Purchased Computer Software

Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation of computer and communications equipment and furniture and fixtures is calculated using the straight-line method based upon the estimated useful lives of the assets ranging from three to seven years. Purchased computer software costs represent the cost of acquiring computer software. Amortization of purchased computer software costs is calculated using the straight-line method over periods of three to five years. Depreciation and amortization expense on furniture, equipment, and purchased computer software was $1,024,000, $1,003,000 and $949,000 in 2007, 2006, and 2005, respectively.

(j) Capitalized Computer Software Development Costs

The Company capitalizes certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are being amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30, (in thousands)
	2007	2006	2005
Total capitalized computer software development costs	$2,264	$2,423	$2,750
Purchase accounting impact on treasury share repurchases by subsidiary and related tax effect	12	(220)	451
Total research and development expense	7,555	6,709	4,948

Total research and development expense and capitalized computer software development costs	$9,831	$8,912	$8,149

Total amortization of capitalized computer software development costs	$2,851	$2,129	$2,980
Write-off capitalized computer software costs as a result of net relizable value analysis, net of accumulated amortization	$—	$—	$703

Capitalized computer software development costs consist of the following at April 30, 2007 and 2006 (in thousands):

	2007	2006
Capitalized computer software development costs	$26,269	$23,992
Accumulated amortization	(20,132)	(17,281)

	$6,137	$6,711

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s treasury stock repurchases. During fiscal 2007 and 2006, the Company capitalized $12,000 and $197,000, respectively, as a result of such repurchases.

In fiscal 2006, the Company recorded purchase price adjustments of approximately $417,000 to reallocate costs previously classified as capitalized software. Such amounts were reallocated among goodwill, deferred income taxes and other intangible assets. These costs are being amortized ratably based on the projected revenues associated with the related assets of Logility, Inc. or on a straight-line basis over three years, whichever method

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

results in a higher level of amortization. Amortization of these capitalized costs is included in the cost of license revenues in the consolidated statements of operations and totaled $193,000 and $242,000 in fiscal 2007 and 2006, respectively. In the fourth quarter of fiscal year ended April 30, 2005, we incurred a charge of $703,000 in our SCM segment related to the write-off of certain capitalized software development costs.

(k) Acquisition-Related Intangible Assets

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definitive lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, three years, including the period being reported on. The other intangible assets are being amortized on a straight-line basis over a period of six years. Total amortization expense related to acquisition-related intangible assets was approximately $450,000 for 2007 and 2006, of which $100,000 related to amortization of acquired software included in cost of license revenues and $350,000 related to other intangible assets is included in operating expenses as amortization of acquisition-related intangibles in the accompanying consolidated statements of operations at April 30, 2007 and 2006.

Acquisition related intangible assets consist of the following (in thousands):

Acquisition-Related Intangible Assets consist of the following (in thousands):

	2007	2006
Acquired software	$300	$300
Distribution Channel	1,000	1,000
Customer Relationships	800	800
Trademarks	300	300

	2,400	2,400
Less accumulated amortization	(1,162)	(712)

	$1,238	$1,688

The Company expects amortization expense for the next four years to be as follows based on intangible assets as of April 30, 2007 (in thousands):

2008	$392
2009	350
2010	350
2011	146

$1,238

(l) Goodwill and Other Intangibles

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company has adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Asset. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized,

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

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

Goodwill consisted of the following by segment (in thousands):

	Enterprise resource planning	Collaborative Supply Chain management	IT Consulting	Total
Balance at April 30, 2005	$4,241	$6,103	$—	$10,344
Purchase accounting adjustment related to DMI contingent liability	—	(294)	—	(294)
Goodwill related to the Logility Stock Buyback Step Acquisition	821	—	—	821
Reallocation of previously recorded amounts related to Logility Stock Buyback Step Acquisition	249	—	—	249

Balance at April 30, 2006	$5,311	$5,809	$—	$11,120
Goodwill related to the Logility Stock Buyback Step Acquisition	90	—	—	90

Balance at April 30, 2007	$5,401	$5,809	$—	$11,210

Intangible Assets consisted of the following by segment (in thousands):

	Enterprise resource planning	Collaborative Supply Chain management	IT Consulting	Total
Balance at April 30, 2005	$—	$2,138	$—	$2,138
Intangibles related to the Logility Stock Buyback Step Acquisition, net of amortization	189	—	—	189
Reallocation of previously recorded amounts related to Logility Stock Buyback Step Acquisition	58	—	—	58
Amortization expense	(43)	(450)	—	(493)

Balance at April 30, 2006	$205	$1,688	$—	$1,893
Purchased software	—	75	—	75
Intangible related to the Logility Stock Buyback Step Acquisition	23	—	—	23
Amortization expense	(44)	(475)	—	(519)

Balance at April 30, 2007	$184	$1,288	$—	$1,472

Goodwill and intangible assets include the effects of applying purchase accounting resulting from Logility’s treasury stock repurchases. During fiscal 2007, the Company capitalized $90,000 in goodwill and $23,000 in intangible assets as a result of such repurchases.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

The Company also purchased an additional $75,000 of acquired software and recorded it as an intangible asset. Amortization expense related to the purchase of the additional software was $25,000 (to be expensed over 3 years) and is included in the cost of license revenues.

During 2006, the Company reversed the purchase accounting accrual related to certain contingent liabilities, which totaled approximately $294,000 and reduced goodwill by this same amount. In addition, the Company recorded purchase price adjustments related to the Logility stock buyback step acquisition initially allocated to Capitalized Software. Approximately $307,000 was reallocated between Goodwill and Intangible assets based on their relative fair values. The adjustment resulted in a reversal of amortization expense in the amount of $70,446, which is recorded as a component of general and administrative expense in the accompanying consolidated financial statements at April 30, 2006.

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

(n) Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2007, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

(o) Stock Compensation Plan

The Company has three stock-based employee compensation plans, which are described more fully in Note 7. Prior to May 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Substantially no expense associated with employee stock options was recognized prior to May 1, 2006 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

Adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”

Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment” using the modified prospective transition method. Under this transition method, compensation cost recognized on or after May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with this transition method, the Company’s financial statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R).

During fiscal 2007, the Company recorded stock option compensation cost of $825,000 and related income tax benefits of approximately $144,000. Stock-based compensation expense on current year grants is recorded on a straight-line basis over the vesting period directly to additional paid-in capital.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the year ended April 30, 2007, the Company realized tax benefits from stock option net operating losses (NOLs) generated in previous and current periods resulting in approximately $1,256,000 of excess tax benefits which are included as a component of cash flows from financing activities in the accompanying 2007 consolidated statement of cash flows.

The following table shows what the Company’s net earnings and earnings per share would have been using the fair value based method under SFAS No. 123 for the years ended April 30, 2006 and 2005:

	Years ended April 30,
	2006	2005
	(in thousands, except per share amounts)
Net earnings as reported
Add: Stock-based employee compensation expense included in reported net income, net of taxes	$5,019	$3,284
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(665)	(587)

Pro forma net earnings in accordance with SFAS No. 123	$4,354	$2,697

Basic net earnings per share:
As reported	$0.21	$0.14
Pro forma in accordance with SFAS No. 123	$0.18	$0.11
Diluted net earnings per share:
As reported	$0.20	$0.13
Pro forma in accordance with SFAS No. 123	$0.17	$0.11

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

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

(q) Impairment of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill for impairment as of April 30, 2007 and did not identify any asset impairment as a result of the review.

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

(s) Earnings per Common Share

The Company has two classes of common stock of which Class B common shares are convertible into Class A common shares at any time, on a one-for-one basis. Under the Company’s Articles of Incorporation, if dividends are declared, holders of Class A common shares shall receive a $.05 dividend per share prior to the Class B common stock receiving any dividend and holders of Class A common stock shall receive a dividend at least equal to Class B common stock dividends on a per share basis. As a result, the Company has computed the earnings per share in compliance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

For the Company’s basic earnings per share calculation, the Company uses the “two-class” method. Basic earnings per share are calculated by dividing net earnings attributable to each class of common stock by the weighted average number of shares outstanding. All undistributed earnings are allocated evenly between Class A and B common stock in the earnings per share calculation to the extent that earnings equal or exceed $.05 per share. This allocation is based on management’s judgment after considering the dividend rights of the two-classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B shares to Class A shares.

Diluted earnings per share is calculated similar to basic earnings per share, except that the calculation includes the dilutive effect of the assumed exercise of options issuable under the Company’s stock incentive plans. For the Company’s diluted earnings per share calculation for Class A shares, the Company uses the “if-converted” method. This calculation assumes that all Class B common shares are converted into Class A common shares and, as a result, assumes there are no holders of Class B common shares to participate in undistributed earnings.

For the Company’s diluted earnings per share calculation for Class B shares, the Company uses the “two-class” method. This calculation does not assume that all Class B common shares are converted into Class A common shares. In addition, this method assumes the dilutive effect of Class A stock options were converted to Class A shares and the undistributed earnings are allocated evenly to both Class A and B shares including Class shares issued pursuant to those converted stock options. This allocation is based on management’s judgment after considering the dividend rights of the two-classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B shares to Class A shares.

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts), See Note 7 for total stock options outstanding and potentially dilutive:

Basic earnings per common share:

	Year Ended April 30, 2007		Year Ended April 30, 2006		Year Ended April 30, 2005
	Class A	Class B	Class A	Class B	Class A	Class B
Distributed earnings	$0.31	$0.31	$0.28	$0.28	$0.28	$0.28
Undistributed earnings/(loss)	0.03	0.03	(0.07)	(0.07)	(0.14)	(0.14)

Total	$0.34	$0.34	$0.21	$0.21	$0.14	$0.14

Distributed earnings	$6,663	$994	$5,808	$961	$5,673	$992
Undistributed earnings/(loss)	674	102	(1,509)	(242)	(2,873)	(508)

Total	$7,337	$1,096	$4,300	$719	$2,800	$484

Basic weighted average common shares	21,366	3,250	20,761	3,325	20,171	3,563

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

Diluted EPS for Class A common shares using the If-Converted Method

Year Ended April 30, 2007
	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS
Per basic	$7,337	21,366	$0.34
Common stock equivalents	—	1,145

	7,337	22,511	0.33
Class B conversion	1,096	3,250

Diluted EPS for Class A	$8,433	25,761	$0.33

Year Ended April 30, 2006
	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS
Per basic	$4,300	20,761	$0.21
Common stock equivalents	—	1,013

	4,300	21,774	0.20
Class B conversion	719	3,325

Diluted EPS for Class A	$5,019	25,099	$0.20

Year Ended April 30, 2005
	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS
Per basic	$2,800	20,171	$0.14
Common stock equivalents	—	740

	2,800	20,911	0.13
Class B conversion	484	3,563

Diluted EPS for Class A	$3,284	24,474	$0.13

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

Diluted EPS for Class B common shares using the Two-Class Method

Year Ended April 30, 2007
	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS
Per basic	$1,096	3,250	$0.34
Reallocation of undistributed earnings to Class A shares from Class B shares	(5)

Diluted EPS for Class B	$1,091	3,250	$0.34

Year Ended April 30, 2006
	Undistributed and distributed earnings to Class B Common*	Class B Common Shares	EPS**
Per basic	$719	3,325	$0.21
Reallocation of undistributed earnings to Class A shares from Class B shares	10

Diluted EPS for Class B	$729	3,325	$0.21

Year Ended April 30, 2005
	Undistributed and distributed earnings to Class B Common*	Class B Common Shares	EPS
Per basic	$484	3,563	$0.14
Reallocation of undistributed earnings to Class A shares from Class B shares	15

Diluted EPS for Class B	$499	3,563	$0.14

*	Reallocation of undistributed shares is anti-dilutive
**	Amounts adjusted for rounding

(t) Guarantees and Indemnifications

The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2007 or 2006.

The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2007 or 2006.

(u) Industry Segments

The Company operates and manages its business in three reportable segments. See Note 11 of the Consolidated Financial Statements.

(2) Investments

Investments consist of the following (in thousands):

	April 30
	2007	2006
Trading:
Debt Securities:
US Treasury securities	$806	$2,281
Tax-exempt state and municipal bonds	308	463
Other government bonds	2,065	1,476
Certificates of Deposit	199	198

Total Debt securities	3,378	4,418
Marketable equity securities	7,592	7,974

	$10,970	$12,392

	April 30, 2007
	Carrying value	Fair value	Unrealized gain (loss)
Held-to-maturity:
Commercial paper	$6,972	$6,990	$18
Corporate bonds	1,485	1,341	(144)
Government securities	7,715	7,709	(6)

	$16,172	$16,040	$(132)

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

	April 30, 2006
	Carrying value	Fair value	Unrealized gain (loss)
Held-to-maturity:
Commercial paper	$6,972	$6,980	$8
Corporate bonds	3,556	3,553	(3)
Government securities	10,303	10,277	(26)

	$20,831	$20,810	$(21)

The total carrying value of all investments on a consolidated basis was approximately $27,142,000 and $33,223,000 at April 30, 2007 and 2006, respectively. At April 30, 2007 and 2006, approximately $0 and $499,000, respectively, of held-to-maturity investments are included in investments-noncurrent in the accompanying consolidated balance sheets. As of April 30, 2007, the Company does not believe any investments to be impaired other than on a temporary basis.

The Contractual maturities of debt securities classified as trading at April 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Due within one year	$3,157	$3,520
Due within two years	—	491
Due within three years	—	98
Due after three years	221	309

	$3,378	$4,418

The contractual maturity of debt securities classified as held to maturity at April 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Due within one year	$16,040	$20,311
Due within two years	—	—
Due within three years	—	—
Due after three years	—	499

	$16,040	$20,810

In 2007, 2006, and 2005, the Company’s investment portfolio of trading securities experienced net unrealized holding gains of approximately $433,000, $1,002,000, and $367,000, respectively, which have been included in other income, net in the accompanying consolidated statements of operations.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

(4) Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2007 and 2006 (in thousands):

	2007	2006
Buildings and leasehold improvements	$17,979	$17,847
Computer equipment and purchased software	8,327	8,165
Office furniture and equipment	3,823	3,837

	30,129	29,849
Less accumulated depreciation and amortization	23,049	22,180

	$7,080	$7,669

(5) Acquisitions

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc. (“DMI”), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand, for $9.5 million in cash, less working capital and cash on hand, for a net cash consideration of $8.6 million.

The following unaudited pro forma information presents our results of operations for the year ended April 30, 2005 as if the acquisition had taken place at May 1, 2004 (in thousands, except per share data):

Year Ended
April 30, 2005
Total revenues	$70,467
Net earnings	4,202
Net earnings per common share (basic)	0.18
Net earnings per common share (diluted)	0.17
Weighted average number of common shares outstanding (basic)	23,734
Weighted average number of common shares outstanding (diluted)	24,531

These pro forma results of operations include adjustments to the financial statements of the consolidated companies and have been prepared for comparative purposes only. Because our fiscal year ends on April 30, and DMI’s ends on December 31, timing differences exist in the twelve month periods reported; however, we believe these timing differences are not material, as DMI’s operating results have historically been consistent quarter to quarter. For DMI, we have used the twelve month period from April 1 – March 31. These pro forma results exclude the post-acquisition fair value adjustment made to deferred revenue from the date of acquisition as described below, and do not purport to be indicative of our actual results of operations had the acquisition occurred at the beginning of 2005.

The acquisition has been accounted for under the purchase method of accounting, and the results of operations are included in operations after October 1, 2004. The purchase price has been allocated to net tangible assets acquired of $432,000 (including acquisition related expenses of approximately $373,000), identifiable intangible assets of $2.4 million and other intangibles assets of $5.8 million. The identifiable intangibles assets include $1.0 million for contractual distributor relationships, $800,000 for customer relationships, and $300,000

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

for trademarks, all of which are being amortized on a straight-line basis over period of six years. Identifiable intangible assets also include $300,000 for acquired developed technology which is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product (three years) including the period being reported on. The remaining $5.8 million of other intangibles assets is goodwill, which is not being amortized, but it being reviewed for impairment on an annual basis.

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

(6) Income Taxes

Income tax expense consisted of the following:

	Years ended April 30,
	2007	2006	2005
	(In thousands)
Current:
Federal	$2,630	$1,144	$53
State	676	141	33

	3,306	1,285	86

Deferred:
Federal	2,114	1,966	1,376
State	76	380	161

	2,190	2,346	1,537

	$5,496	$3,631	$1,623

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

The Company’s effective income tax rate differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 34% to earnings before income taxes and minority interest as follows:

	Years ended April 30,
	2007	2006	2005
	(In thousands)
Computed “expected” income tax expense	$5,000	$3,258	$1,642
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	483	394	249
Research and development credits	(184)
Change in valuation allowance for deferred tax assets	(449)	56	(3,391)
Write-off of foreign net operating loss carryforwards	449	—	—
Recognition of benefit to additional paid-in capital from stock option net operating loss carryforwards	—	—	3,239
Tax contingencies	115	—	—
Other, net, including permanent items	82	(77)	(116)

	$5,496	$3,631	$1,623

As of April 30, 2007, the Company has provided a tax accrual of approximately $115,000 related to state income tax contingencies. This amount is included in income taxes payable in the consolidated balance sheets.

Our effective income tax rates were 37.4%, 37.9% and 33.6% in 2007, 2006 and 2005, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits and net operating loss carryforwards. The provision for income taxes in 2007 and 2006 excludes $753,000 and $1.1 million, respectively, of tax benefits realized from the recognition of stock option net operating losses, which has been recorded in additional paid-in capital.

The significant components of deferred income tax expense attributable to income from continuing operations before income taxes for the years ended April 30, 2007, 2006, and 2005 are as follows:

	Years ended April 30,
	2007	2006	2005
	(In thousands)
Deferred tax expense	$2,639	$2,290	$1,689
Increase (decrease) in beginning-of-the-year balance of the valuation allowance for deferred tax assets[1]	(449)	56	(152)

	$2,190	$2,346	$1,537

[1]	Excludes approximately $3.2 million reduction in valuation allowance from the recognition of benefit to additional paid-in capital from stock option net operating loss carryforwards in fiscal 2005.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2007 and 2006 are presented as follows:

	2007	2006
	(In thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$546	$530
Net operating loss carryforwards	—	1,776
Intangible assets and fixed asset basis differences	312	283
Research and experimentation tax credit carryforwards	—	393
Tax credit carryforwards	—	849
Nonqualified stock options	144	—

Total gross deferred tax assets	1,002	3,831
Less valuation allowance	—	449

Net deferred tax assets	1,002	3,382

Deferred tax liabilities:
Capitalized computer software development costs	(2,401)	(2,627)
Unrealized gains/losses on trading securities	(1,033)	(812)
Goodwill amortization	(99)	(58)
Fixed asset basis differences	—	(92)
Deferred revenue	—	(339)
Other	(77)	(76)

Total gross deferred tax liabilities	(3,610)	(4,004)

Net deferred tax liabilities	$(2,608)	$(622)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2007.

The Company’s subsidiaries in France and the United Kingdom generated net operating losses in prior years and a deferred tax asset was recorded. A full valuation allowance had also been recorded against these deferred tax assets. During fiscal year 2007, these net operating loss deferred tax assets and related valuation allowance were removed primarily due to the liquidation of the Company’s French subsidiary and the net operating loss was removed as part of the liquidation. Additionally included in the net operating loss utilized during 2007 are stock option benefits of approximately $203,000 which were generated in prior years.

(7) Shareholders’ Equity

Certain Class A and Class B Common Stock Rights

Except for the election or removal of Directors and class votes as required by law or the Articles of Incorporation, holders of both classes of common stock vote as a single class on all matters with each share of

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

Class A common stock entitled to cast one-tenth vote per share and each share of Class B common stock entitled to cast one vote per share. Neither class has cumulative voting rights. Holders of Class A common stock, as a class, are entitled to elect 25% of the board of directors (rounded up to the nearest whole number of Directors) if the number of outstanding shares of Class A common stock is at least 10% of the number of outstanding shares of both classes of common stock. No cash or property dividend may be paid to holders of shares of Class B common stock during any fiscal year of the Company unless a dividend of $0.05 per share has been paid in such year on each outstanding share of Class A common stock. This $0.05 per share annual dividend preference is noncumulative. Dividends per share of Class B common stock during any fiscal year may not exceed dividends paid per share of Class A common stock during each year. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the shareholder.

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

Under the 2001 Stock Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant, except with respect to non-employee directors, who receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 10 years after the date of grant (or 5 years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 3,575,000 shares are authorized for issuance pursuant to options granted under this Plan. In February 2005, the Board amended the stock option grant forms to be used in connection with the 2001 Option Plan for future grants to provide for a six year grant life and a five year vesting period. In July 2005, the Board of Directors approved an amendment increasing the number of shares available for grant by 600,000 shares. When stock options are exercised, it is the Company’s policy is to issue stock from authorized shares rather than from treasury shares.

Incentive and nonqualified options exercisable at April 30, 2007, 2006 and 2005 totaled 2,301,656, 2,278,005, and 2,457,443, respectively. Options available for grant at April 30, 2007, for the 2001 Plan are 223,353 shares.

Effective August 7, 1997, Logility Inc., a subsidiary of the Company, adopted the Logility, Inc. 1997 Stock Plan (Subsidiary Stock Plan). The Subsidiary Stock Plan provides for grants of incentive stock options and non-qualified stock options to certain key employees and directors of Logility, Inc. The Subsidiary Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1.6 million shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights (SARs), as defined, may be granted under the Subsidiary Stock Plan. The options generally vest over a four-year period. The terms of the options generally are for ten years. There have been no SARs granted to date. In March 2005, the Logility, Inc. Board amended the stock option grant forms to be used in connection with the 2001 Option Plan for future grants to provide for a six year grant life and a five year vesting period.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

A summary of changes in outstanding options for the year ended April 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	3,019,968	$4.04
Granted	400,000	6.23
Exercised	(317,594)	3.16
Forfeited/cancelled	(12,912)	5.06

Outstanding at April 30, 2007	3,089,462	$4.41	4.2	$13,793,779

Exercisable at April 30, 2007	2,301,656	$3.89	3.8	$11,547,049

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2007, 2006, and 2005 are $1.74, $2.03, and $2.65 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2007, 2006, and 2005:

	2007	2006	2005
Dividend yield	5.0%	4.8%	5.0%
Expected volatility	42.6%	54.5%	78.5%
Risk-free interest rate	4.9%	4.3%	3.7%
Expected term	4.5 years	4.5 years	6 years

A summary of changes in outstanding options for our Subsidiary’s Stock Plan for the year ended April 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	683,097	$4.05
Granted	117,000	8.17
Exercised	(50,261)	3.19
Forfeited/cancelled	(3,750)	4.00

Outstanding at April 30, 2007	746,086	$4.75	4.5	$3,885,249

Exercisable at April 30, 2007	564,536	$4.22	4.0	$3,257,112

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2007, 2006, and 2005 are $4.57, $4.80, and $3.36 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2007, 2006, and 2005:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	64.5%	68.0%	106.4%
Risk-free interest rate	4.9%	4.5%	3.7%
Expected term	4.5 years	4.5 years	6.2 years

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

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

Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2007, 2006, and 2005, we issued 317,594, 492,933 and 448,246 shares of common stock, respectively, resulting from the exercise of stock options. During the years ended April 30, 2007, 2006 and 2005, our subsidiary issued 50,261, 188,456 and 15,600 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2007, 2006 and 2005 based on market value at the exercise dates was $1,410,802, $1,860,202 and $1,398,269, respectively. The total intrinsic value of options exercised at our subsidiary during the years ended April 30, 2007, 2006 and 2005 based on market value at the exercised dates was $284,972, $1,097,466 and $25,453, respectively. As of April 30, 2007, unrecognized compensation cost related to unvested stock option awards approximated $1.3 million and is expected to be recognized over a weighted average period of 1.8 years. As of April 30, 2007, unrecognized compensation cost related to unvested stock option awards at our subsidiary approximated $702,000 and is expected to be recognized over a weighted average period of 2 years.

Stock Repurchases

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. We did not make any repurchases of our common stock in the quarter ended April 30, 2007. For this repurchase plan, through April 30, 2007, we have repurchased 247,232 shares of common stock at a cost of approximately $1.1 million. Under all repurchase plans as of April 30, 2007, we have repurchased 3,782,185 shares of common stock at a cost of approximately $20.5 million.

In February 2003, the Logility’s Board of Directors amended an existing stock repurchase program to authorize the repurchase of up to an additional 400,000 shares of the Company’s common stock for a total authorized repurchase amount of up to 1,550,000 shares. Logility has repurchased 1,296,104 shares of its common stock for $7.8 million as of April 30, 2007.

(8) International Revenue and Significant Customer

International revenues approximated $8.6 million or 10%, $6.8 million or 9%, and $5.0 million or 8%, of consolidated revenues for the years ended April 30, 2007, 2006, and 2005, respectively, and were derived primarily from customers in Canada and Europe.

No customer accounted for approximately 10% of consolidated revenue for the year ended April 30, 2007.

One customer accounted for approximately 14% of consolidated revenue for the year ended April 30, 2006, principally from our IT Consulting segment. Accounts receivable from this customer was $1,439,000 at April 30, 2006.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

Two customers accounted for approximately 11% and 14% of consolidated revenue for the year ended April 30, 2005, principally from our ERP and IT Consulting segments. Accounts receivable from these customers were $1,249,000 and $505,000 at April 30, 2005, respectively.

(9) Investment Impairment

In 2006 and 2005 we recorded $281,000 and $100,000, respectively, of investment impairment charges related to a minority investment.

(10) Commitments and Contingencies

(a) Leases

The Company leases other office facilities and equipment under various operating leases. Rental expense for these leases approximated $889,000, $789,000, and $865,000 for the years ended April 30, 2007, 2006, and 2005, respectively. A facility leased by a subsidiary of the Company included a lease incentive which was recorded as an increase in leasehold improvements and deferred rent.

The Company leased several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $532,000 $509,000 and $398,000 for three years ended April 30, 2007, 2006 and 2005, respectively. In addition the Company owns properties leased under various operating leases. Rental income for these leases approximated $230,000, $211,000 and $146,000 for the three years ended April 30, 2007, 2006, and 2005, respectively. The rental income is included as a component of other income in the accompanying consolidated statements of operations.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2007 are as follows (existence of renewal or escalation clauses) (in thousands):

Years ended April, 30:
2008	$368
2009	293
2010	119
2011	53

$833

Future minimum lease rentals receivable under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2007 are as follows (already included or prorated at the company’s occupied building) (in thousands):

Years ended April, 30:
2008	$579
2009	308
2010	212
2011	123
2012	126

$1,348

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

(b) 401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2007, 2006, or 2005.

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

(11) Segment information

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates and manages its business in three segments based on software and services provided in three key product markets: (i) Collaborative Supply Chain Management, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 88%, as of April 30, 2007, owned subsidiary Logility, Inc., as well as the recently acquired DMI.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

Following is information related to each segment as of and for the years ended April 30, 2007, 2006 and 2005:

	2007	2006	2005
Revenues:
Enterprise Resource Planning	$21,895	$20,750	$23,502
Collaborative Supply Chain Management	43,763	37,303	24,876
IT Consulting	18,709	18,577	16,166

	$84,367	$76,630	$64,544

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$685	$(131)	$2,419
Collaborative Supply Chain Management	8,521	5,959	(876)
IT Consulting	823	180	1,004

	$10,029	$6,008	$2,547

Intersegment eliminations:
Enterprise Resource Planning	$(1,704)	$(1,600)	$(1,595)
Collaborative Supply Chain Management	1,704	1,600	1,595
IT Consulting	—	—	—

	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,019)	$(1,731)	$824
Collaborative Supply Chain Management	10,225	7,559	719
IT Consulting	823	180	1,004

	$10,029	$6,008	$2,547

Capital expenditures:
Enterprise Resource Planning	$241	$482	$915
Collaborative Supply Chain Management	194	196	415
IT Consulting	—	—	—

	$435	$678	$1,330

Capitalized Software:
Enterprise Resource Planning	$12	$(220)	$136
Collaborative Supply Chain Management	2,264	2,423	2,750
IT Consulting	—	—	—

	$2,276	$2,203	$2,886

Depreciation and amortization:
Enterprise Resource Planning	$1,096	$1,063	$1,124
Collaborative Supply Chain Management	3,295	2,556	3,064
IT Consulting	1	—	3

	$4,392	$3,618	$4,191

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

	April 30, 2007	April 30, 2006	April 30, 2005
Identifiable assets:
Enterprise Resource Planning	$53,537	$51,650	$52,746
Collaborative Supply Chain Management	59,657	53,074	47,809
IT Consulting	4,622	5,165	3,789

	$117,816	$109,889	$104,344

(12) Financial Statements and Supplementary Data (Unaudited)

The following schedule presents results for each quarter in the years ended April 30, 2007 and 2006 (in thousands, except per share amounts):

	Total revenues	Gross Margins	Operating income	Net earnings	Diluted earnings per share
Quarter ended:
July 31, 2006	$20,181	$10,306	$1,674	$1,247	$0.05
October 31, 2006	20,225	10,529	1,766	1,821	0.07
January 31, 2007	21,478	12,218	2,963	2,503	0.10
April 30, 2007	22,483	12,716	3,626	2,862	0.11

Year ended April 30, 2007	$84,367	$45,769	$10,029	$8,433	$0.33

Quarter ended:
July 31, 2005	$16,766	$8,595	$729	$1,024	$0.04
October 31, 2005	19,034	10,423	1,797	819	0.03
January 31, 2006	20,368	10,742	2,119	1,987	0.08
April 30, 2006	20,462	10,086	1,363	1,189	0.05

Year ended April 30, 2006	$76,630	$39,846	$6,008	$5,019	$0.20

(13) Subsequent Events

On May 15, 2007, the Logility Board of Directors adopted the Logility, Inc. 2007 Stock Plan, subject to Shareholder approval at the Logility annual meeting of Shareholders, scheduled for August 21, 2007. If approved, the 2007 Stock Plan would replace the Company’s 1997 Stock Plan, which expires August 7, 2007, and provide for the granting of options to purchase up to 500,000 shares of common stock and up to 300,000 stock appreciation rights units, on terms similar to those in the 1997 Stock Plan. Options previously granted under the 1997 Stock Plan will continue to be exercisable in accordance with their terms.

On June 21, 2007 the Company’s Board of Directors approved an increase to the 2001 Stock Plan for the granting of options to purchase an additional 800,000 shares of common stock. This motion is subject to Shareholder approval at the Company’s annual meeting of Shareholders, scheduled for August 20, 2007.

On June 28, 2007 our subsidiary purchased 30,000 shares of its common stock for approximately $337,800 under the current authorized share buy-back program.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2007.

We believe our financial statements fairly present in all material respects our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our financial statements for the years ended April 30, 2007 and 2006 and each of the years in the three-year period ended April 30, 2007 is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter within the fiscal year 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reports on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm on management’s assessment of internal control over financial reporting are included under Item 8 “Financial Statements and Supplementary Data” of this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position
James C. Edenfield	72	President, Chief Executive Officer, Treasurer and Director; Chairman of the Board of Directors of Logility, Inc.
Thomas L. Newberry	74	Chairman of the Board of Directors
J. Michael Edenfield	49	Director, Executive Vice President; President and Director of Logility, Inc.
Dennis Hogue	54	Director
John J. Jarvis	65	Director
James B. Miller, Jr.	67	Director
Thomas L. Newberry, V	40	Director
Jeffrey W. Coombs	55	Executive Vice President of American Software USA, Inc.
Vincent C. Klinges	44	Chief Financial Officer
James R. McGuone	60	Secretary

All directors hold office until the next annual meeting of the shareholders of the Company. Information regarding the directors of the Company, including their ages, their principal occupations for at least the past five years, other public company directorships held by them and the year each was first elected as a director of the Company, are set forth under the caption “Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

During fiscal 2007, based upon a review by the Company of filings made under Section 16(a) of the Exchange Act and representations from its directors and officers, all of the reports required to be filed during fiscal 2007 were filed on a timely basis.

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

This information is set forth under the caption “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of management and others is set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term by giving proper notice. Logility will indemnify us against any damages that we may incur in connection with our performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with our rendering of services under the Services Agreement. For the fiscal years 2007, 2006 and 2005 the services related to this agreement were valued at $1.3 million, $1.3 million and $1.2 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities owned or leased by us (or our subsidiaries).

The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated by Logility for any reason with respect to any particular facility upon thirty days’ written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years 2007, 2006 and 2005, the services related to this agreement were valued at $417,000, $411,000 and $410,000, respectively. Included in these costs are lease expense, utilities expense, telephone expense, and security expense.

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

Intercompany Loans

As a result of the various transactions between the Company and Logility, amounts payable to and receivable from Logility arise from time to time. At April 30, 2007, there was a payable to Logility in the amount of $1,167,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is set forth under the caption “Audit Committee Report and Independent Registered Public Accounting Firm in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.	Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2007	107

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3. Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	The Company’s Amended and Restated Articles of Incorporation, and amendments thereto. (1)

3.2	The Company’s Amended and Restated By-Laws dated November 13, 1989. (2)

10.1	Amended and Restated 1991 Employee Stock Option Plan dated February 14, 2000. (3)

10.2	Amended and Restated Directors and Officers Stock Option Plan effective August 26, 1999. (4)

10.3	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement. (5)

10.4	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement. (6)

10.5	Subsidiary Formation Agreement entered into among the Company, Logility, Inc., and certain subsidiaries of the Company, as amended, dated January 23, 1997. (7)

10.6	Facilities Agreement between the Company and Logility, Inc., dated August 1, 1997. (7)

10.7	Tax Sharing Agreement between the Company and Logility, Inc., dated January 23, 1997. (7)

10.8	Stock Option Agreement between the Company and Logility, Inc., dated August 1, 1997. (7)

10.9	Technology License Agreement between the Company and Logility, Inc., as amended, dated August 1, 1997. (7)

10.10	Logility, Inc.’s Amended and Restated 1997 Stock Plan dated August 26, 1998. (8)

10.11	The Company’s 2001 Stock Option Plan. (10)

10.12	The Company’s Dividend Reinvestment and Stock Purchase Plan. (11)

10.13	Asset Purchase Agreement dated as of September 30, 2004 by and among Demand Management, Inc., a Georgia corporation, as purchaser; Demand Management, Inc., a Missouri corporation, as Seller; and the shareholders of Seller. (12)

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 1990.
(3)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2000.
(4)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-86141 filed on Form S-8 on August 30, 1999.
(5)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.
(6)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2002.
(7)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1998.

(8)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1999.
(9)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the fiscal quarter ended January 31, 2004.
(10)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-129999 filed on form S-8 on November 30, 2005.
(11)	Incorporated by reference herein. Filed by the Company as the Prospectus within its Registration Statement No. 33-79640 filed on Form S-3 on June 1, 1994, as amended by Post-Effective Amendment No. 1 filed December 13, 2001.
(12)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the fiscal quarter ended October 31, 2004.

SCHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2007, 2006, 2005

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions (1)	Deductions (2)	Balance at end of year
April 30, 2007	$244	(18)	0	64	162
April 30, 2006	$638	(3)	1	392	244
April 30, 2005	$768	392	202	724	638

(1)	Recovery of previously written-off amounts and beginning balance from acquisition of Demand Management, Inc.
(2)	Write-off of uncollectible accounts.

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

Date: July 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James C. Edenfield James C. Edenfield	President, Chief Executive Officer, Treasurer and Director	July 16, 2007

/s/ Thomas L. Newberry Thomas L. Newberry	Chairman of the Board of Directors	July 16, 2007

/s/ J. Michael Edenfield J. Michael Edenfield	Director, Executive Vice President	July 16, 2007

/s/ W. Dennis Hogue W. Dennis Hogue	Director	July 16, 2007

/s/ John J. Jarvis John J. Jarvis	Director	July 16, 2007

/s/ Thomas L. Newberry, V Thomas L. Newberry, V.	Director	July 16, 2007

/s/ James B. Miller, Jr. James B. Miller, Jr.	Director	July 16, 2007

/s/ Vincent C. Klinges Vincent C. Klinges	Chief Financial Officer	July 16, 2007

/s/ Herman L. Moncrief Herman L. Moncrief	Controller and Principal Accounting Officer	July 16, 2007