Form 10-Q
period 2007-07-31
AMERICAN SOFTWARE INC
filed 2007-09-10
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at September 7, 2007
Class A Common Stock, $.10 par value	22,556,768 Shares
Class B Common Stock, $.10 par value	2,963,824 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2007	April 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$58,500	$45,627
Investments	17,108	27,142
Trade accounts receivable, less allowance for doubtful accounts of $156 at July 31, 2007 and $162 at April 30, 2007:
Billed	11,880	12,489
Unbilled	5,185	3,860
Prepaid expenses and other current assets	2,474	2,560

Total current assets	95,147	91,678
Property and equipment, net	7,055	7,080
Capitalized software, net	6,029	6,137
Goodwill	11,503	11,210
Other intangibles, net	1,388	1,472
Other assets	241	239

Total assets	$121,363	$117,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,334	$1,138
Accrued compensation and related costs	1,998	3,308
Dividends payable	2,039	1,984
Other current liabilities	3,712	5,545
Deferred income taxes	900	911
Deferred revenue	16,176	15,441

Total current liabilities	26,159	28,327
Deferred income taxes	1,667	1,697
Minority interest	5,403	5,061
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 26,290,848 shares at July 31, 2007 and 25,418,913 shares at April 30, 2007	2,629	2,542
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,973,825 shares at July 31, 2007 and 3,157,294 shares at April 30, 2007; convertible into Class A shares on a one-for-one basis	297	315
Additional paid-in capital	85,609	81,614
Accumulated other comprehensive income	68	67
Retained earnings	20,036	18,698
Class A treasury stock, 3,782,185 shares at July 31, 2007 and April 30, 2007	(20,505)	(20,505)

Total shareholders’ equity	88,134	82,731

Commitments and contingencies

Total liabilities and shareholders’ equity	$121,363	$117,816

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2007	2006
Revenues:
License	$5,120	$4,373
Services and other	9,787	9,263
Maintenance	6,815	6,545

Total revenues	21,722	20,181

Cost of revenues:
License	1,685	1,454
Services and other	6,823	6,644
Maintenance	1,761	1,777

Total cost of revenues	10,269	9,875

Gross margin	11,453	10,306

Operating expenses:
Research and development	1,910	1,719
Sales and marketing	3,392	3,517
General and administrative	3,482	3,265
Amortization of acquisition-related intangibles	88	88
Provision for doubtful accounts	35	43

Total operating expenses	8,907	8,632

Operating income	2,546	1,674
Other income:
Interest income	855	624
Other income (expense), net	61	(19)

Earnings before income taxes	3,462	2,279
Income taxes	(1,271)	(905)
Minority interest expense	(236)	(127)

Net earnings	$1,955	$1,247

Earnings per common share:
Basic	$0.08	$0.05

Diluted	$0.07	$0.05

Shares used in the calculation of earnings per common share:
Basic	25,126	24,508
Diluted	26,819	25,266

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $.08 and $.05 for the periods ended July 31, 2007 and 2006, respectively. See Note F to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,955	$1,247
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,041	1,117
Stock-based compensation expense	182	225
Bond amortization	—	(75)
Tax benefit of stock options exercised	1,342	117
Excess tax benefits from stock based compensation	(1,160)	(447)
Net loss on investments	142	325
Minority interest in net earnings of subsidiary	236	127
Deferred income taxes	(41)	342
Changes in operating assets and liabilities:
Purchases of trading securities	(3,372)	(7,435)
Proceeds from sale of trading securities	92	7,371
Proceeds from maturities of trading securities	3,969	1,000
Accounts receivable, net	(716)	1,610
Prepaid expenses and other assets	86	42
Accounts payable and other liabilities	(1,517)	(1,023)
Deferred revenue	735	(256)
Other	—	9

Net cash provided by operating activities	2,974	4,296

Cash flows from investing activities:
Capitalized computer software development costs	(552)	(596)
Intangible assets	(46)	—
Goodwill	(293)	—
Purchases of property and equipment, net of disposals	(226)	(99)
Proceeds from maturities of investments	31,108	32,738
Purchases of investments	(21,904)	(34,551)
Proceeds from exercise of stock options by subsidiary	195	38

Net cash provided by (used in) investing activities	8,282	(2,470)

Cash flows from financing activities:
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	10	4
Excess tax benefits from stock based compensation	1,160	447
Proceeds from exercise of stock options	2,441	91
Dividends paid	(1,994)	(1,720)

Net cash provided by (used in) financing activities	1,617	(1,178)

Net change in cash and cash equivalents	12,873	648
Cash and cash equivalents at beginning of period	45,627	29,425

Cash and cash equivalents at end of period	$58,500	$30,073

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2007

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at July 31, 2007, the results of operations for the three months ended July 31, 2007 and 2006 and cash flows for the three months ended July 31, 2007 and 2006. The results for the three months ended July 31, 2007 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our annual report on Form 10-K for the year ended April 30, 2007.

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

July 31, 2007

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenue and totaled approximately $488,000 and $295,000 for the three months ended July 31, 2007 and 2006, respectively.

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

No single customer accounted for more than 10% of our total revenues for the three months ended July 31, 2007. One customer accounted for approximately 12% our total revenues for the three months ended July 31, 2006. The related accounts receivable balance for this customer as of July 31, 2006 was approximately $948,000.

E.	Declaration of Dividend Payable

On June 6, 2007, our Board of Directors declared a quarterly cash dividend of $0.08 per share of American Software Class A and Class B common stock. The cash dividend is payable on September 12, 2007 to Class A and Class B shareholders of record at the close of business on August 21, 2007.

F.	Earnings Per Common Share

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2007

For the Company’s diluted earnings per share calculation for Class B shares, the Company uses the “two-class” method. This calculation does not assume that all Class B common shares are converted into Class A common shares. In addition, this method assumes the dilutive effect of Class A stock options were converted to Class A shares and the undistributed earnings are allocated evenly to both Class A and B shares including Class shares issued pursuant to those converted stock options. This allocation is based on management’s judgment after considering the dividend rights of the two classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B shares into Class A shares.

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2007		Three Months Ended July 31, 2006
	Class A	Class B	Class A	Class B
Distributed earnings	$0.08	$0.08	$0.07	$0.07
Undistributed loss	—	—	(0.02)	(0.02)

Total	$0.08	$0.08	$0.05	$0.05

Distributed earnings	$1,802	$237	$1,485	$232
Undistributed loss	(75)	(9)	(406)	(64)

Total	$1,727	$228	$1,079	$168

Basic weighted average common shares	22,045	3,081	21,186	3,322

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2007

Diluted EPS for Class A common shares using the If-Converted Method

Three Months Ended July 31, 2007

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,727	22,045	$0.08
Common Stock Equivalents	—	1,693	(0.01)

	1,727	23,738	0.07
Class B Conversion	228	3,081	—

Diluted EPS for Class A	$1,955	26,819	$0.07

Three Months Ended July 31, 2006

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,079	21,186	$0.05
Common Stock Equivalents	—	758	—

	1,079	21,944	0.05
Class B Conversion	168	3,322	—

Diluted EPS for Class A	$1,247	25,266	$0.05

Diluted EPS for Class B common shares using the Two-Class Method

Three Months Ended July 31, 2007

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$228	3,081	$0.08
Reallocation of undistributed earnings to Class A shares from Class B shares	—	—	—

Diluted EPS for Class B	$228	3,081	$0.08

Three Months Ended July 31, 2006

	Undistributed & Distributed earnings to Class B Common *	Class B Common Shares	EPS
Per Basic	$168	3,322	$0.05
Reallocation of undistributed earnings to Class A shares from Class B shares	2	—	—

Diluted EPS for Class B	$170	3,322	$0.05

*	Reallocation of undistributed shares is anti-dilutive

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2007

For the three months ended July 31, 2007 and July 31, 2006, we excluded options to purchase 80,000 and 197,050 Class A Common Shares from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2007, we had a total of 2,414,203 options outstanding and as of July 31, 2006, we had a total of 3,265,402 options outstanding.

G.	Acquisitions

Logility Share Repurchase

On June 28, 2007, Logility, Inc., our approximately 88% owned subsidiary, purchased 30,000 shares of its common stock for $337,800. In accordance with SFAS No. 141, “Business Combinations,” we have accounted for this transaction under the purchase method of accounting. The total amount allocated from this transaction was $365,289, which includes approximately $27,000 related to the non-cash tax effects of this treasury stock purchase. We have allocated the $365,289 to capitalized software development costs, totaling approximately $27,000, intangible assets, totaling approximately $45,000, and goodwill, totaling approximately $293,000, based on management’s estimates of fair value at the date of the transaction. The costs allocated to capitalized software development costs and intangible assets are being amortized ratably based on the projected revenues associated with the related assets of Logility, Inc. or on a straight-line basis over three to six years, whichever method results in a higher level of amortization. Amortization of these capitalized costs is included in the cost of license revenues and general and administrative costs in the accompanying consolidated statements of operations for capitalized software development costs and intangible assets, respectively.

H.	Stock-Based Compensation

As of July 31, 2007, we had three stock-based employee compensation plans, which are described below. Effective May 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment” using the modified prospective transition method. Under this transition method, compensation cost recognized on or after May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).

We recorded stock option compensation cost of $182,139 and $224,913 and related income tax benefits of $40,169 and $49,507 during the three months ended July 31, 2007 and 2006, respectively. Stock-based compensation expense is recorded on a straight-line basis over the vesting period directly to additional paid-in capital.

SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the three months ended July 31, 2007 and 2006, we realized excess tax benefits of approximately $1,160,000 and $447,000, respectively.

During the three months ended July 31, 2007 and 2006, we issued 683,259 and 36,898 shares of common stock, respectively, resulting from the exercise of stock options. During the three months ended July 31, 2007 and 2006, our subsidiary issued 63,776 and 15,505 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2007 and 2006 based on market value at the exercise dates was approximately $4,600,000 and $183,000, respectively. The total intrinsic value of options exercised at our subsidiary during the three months ended July 31, 2007 and 2006 based on market value at the exercised dates was approximately $500,000 and $125,000, respectively. As of July 31, 2007, unrecognized compensation cost related to unvested stock option awards approximated $1.3 million and is expected to be recognized over a weighted average period of 1.7 years. As of July 31, 2007, unrecognized compensation cost related to unvested stock option awards at our subsidiary approximated $653,000 and is expected to be recognized over a weighted average period of 1.9 years.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2007

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

We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Collaborative Supply Chain Management, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 88%-owned subsidiary Logility, Inc., including its subsidiary, DMI. In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2007 and 2006:

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2007

	Three Months Ended July 31,
	2007	2006
Revenues:
Enterprise Resource Planning	$4,488	$5,648
Collaborative Supply Chain Management	11,965	9,594
IT Consulting	5,269	4,939

	$21,722	$20,181

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(637)	$261
Collaborative Supply Chain Management	3,000	1,236
IT Consulting	183	177

	$2,546	$1,674

Intersegment eliminations:
Enterprise Resource Planning	$(426)	$(433)
Collaborative Supply Chain Management	426	433
IT Consulting		—

	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,063)	$(172)
Collaborative Supply Chain Management	3,426	1,669
IT Consulting	183	177

	$2,546	$1,674

Capital expenditures:
Enterprise Resource Planning	$180	$48
Collaborative Supply Chain Management	46	50
IT Consulting	—	—

	$226	$98

Capitalized Software:
Enterprise Resource Planning	$27	$—
Collaborative Supply Chain Management	525	596
IT Consulting	—	—

	$552	$596

Depreciation and amortization:
Enterprise Resource Planning	$228	$296
Collaborative Supply Chain Management	813	821
IT Consulting	—	—

	$1,041	$1,117

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2007

K.	Recent Accounting Pronouncements

In July 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS Statement No. 109. FIN 48 applies to all “tax provisions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include the following:

•	A decision not to file a tax return in a particular jurisdiction for which a return might be required,

•	An allocation or a shift of income between taxing jurisdictions,

•	The characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	A decision to classify a transaction, entity, or other position in a tax return as tax exempt.

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from prior practice, whereby companies were able to recognize a tax benefit only if it is probable a tax position will be sustained.

On May 1, 2007, the Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (FIN 48). As a result of the implementation of FIN 48, we recognized a decrease of approximately $1.4 million to current income taxes payable and recorded a corresponding increase to the May 1, 2007 balance of retained earnings. As of the date of adoption, the Company’s unrecognized tax benefits totaled $120,000, inclusive of interest and penalties of approximately $52,000, mainly related to state income taxes, all of which, if recognized, would affect the effective tax rate. An additional accrual of $3,000 was made for the three months ended July 31, 2007.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations in income taxes. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company conducts business globally and, as a result, files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations for years before 2000.

The Company does not anticipate that total unrecognized tax benefits will significantly change in the next twelve months due to the expiration of statute of limitations prior to March 31, 2008.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-03: How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). EITF 06-03 provides that any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer may include, but is not limited to, sales, use, value added, and some excise taxes. EITF also provides that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that a company should make and disclose in its financial statements. Any such taxes that are reported on a gross basis, if material, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The disclosure of those taxes can be done on an aggregate basis. EITF 06-03 is effective for financial statements for interim and annual reporting periods beginning after December 15, 2006. The Company recognizes taxes collected from customers and remitted to governmental authorities on a net basis therefore no additional disclosure are deemed necessary.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective for fiscal periods beginning after November 15, 2007. SFAS No. 157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No. 157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company does not expect this Issue to have a material impact on its 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company does not expect this issue to have a material impact on its 2009 consolidated financial statements.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

July 31, 2007

L.	Subsequent Event

On May 15, 2007, the Logility Board of Directors adopted the Logility, Inc. 2007 Stock Plan. The 2007 Stock Plan was approved by Shareholders on August 21, 2007, at the Logility annual meeting of Shareholders. The 2007 Stock Plan replaced the Logility’s 1997 Stock Plan, which expires on August 7, 2007 and provides for the granting of options to purchase up to 500,000 shares of common stock and up to 300,000 stock appreciation rights units, on terms similar to those in the 1997 Stock Plan. Options previously granted under the 1997 Stock Plan will continue to be exercisable in accordance with their terms.

On June 21, 2007, the Company’s Board of Directors approved an increase in authorized shares under the 2001 Stock Plan for the granting of options to purchase an additional 800,000 shares of common stock. This motion was approved by Shareholders on August 20, 2007 at the annual meeting of Shareholders.

On July 17, 2007, the Company exercised its right to extend the term of the Stock Option Agreement between the Company and Logility for an additional ten years, expiring August 7, 2017.

On August 20, 2007, our Board of Directors approved a 12.5% increase to the Company’s quarterly dividend from $0.08 per share to $0.09 per share. In addition our Board of Directors declared a quarterly cash dividend of $0.09 per share of American Software Class A and Class B common stock. The cash dividend is payable on November 30, 2007 to Class A and Class B shareholders of record at the close of business on November 12, 2007.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. We discuss certain factors in greater detail in “Business Overview”, below. The terms “fiscal 2008” and “fiscal 2007” refer to our fiscal years ending April 30, 2008 and 2007, respectively.

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

However, we believe information technology spending has incrementally improved and will continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines are improving, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2007 and 2006:

	Percentage of Total Revenues		Pct. Change in Dollars
	2007	2006	2007 vs 2006
Revenues:
License	24%	22%	17%
Services and other	45	46	6
Maintenance	31	32	4

Total revenues	100	100	8

Cost of revenues:
License	8	7	16
Services and other	31	33	3
Maintenance	8	8	(1)

Total cost of revenues	47	49	4

Gross margin	53	51	11

Research and development	9	9	11
Sales and marketing	16	17	(4)
General and administrative	16	16	7
Amortization of acquisition-related intangibles	—	—	—
Provision for doubtful accounts	—	—	(19)

Total operating expenses	41	42	3

Operating income	12	9	52
Other income:
Interest income	4	3	37
Other, net	—	—	nm

Earnings before income taxes	16	12	52
Income taxes	(6)	(4)	40
Minority interest expense	(1)	(1)	86

Net earnings	9%	7%	57%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006

REVENUES:

For the three months ended July 31, 2007, the increase in revenues from the three months ended July 31, 2006 was attributable to an increase in license fees, service and other revenues, and to a lesser extent an increase in maintenance revenues. International revenues represented approximately 10% of total revenues in the three months ended July 31, 2007 and 2006, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

LICENSES. For the three months ended July 31, 2007, the license fee revenues increased 17% to $5.1 million when compared to the same periods in the prior year, due primarily to increased license fees from our Logility subsidiary as a result of an improved selling environment and better sales execution. In the three months ended July 31, 2007, license fee revenues from Logility increased 42% to $4.7 million. Logility constituted 91% of total license fee revenues for the three months ended July 31, 2007, compared to 75% for the three months ended July 31, 2006. Our ERP business unit license fees decreased by 59% to $0.4 million for the three months ended July 31, 2007 when compared to the same period in the prior year due to timing of closing sales.

The direct sales channel provided approximately 63% of license fee revenues for the three months ended July 31, 2007, compared to approximately 78% in the comparable quarter a year ago. This decrease was due primarily to improved sales execution and sales environment within our indirect channel. For the three months ended July 31, 2007 and July 31 2006, our margins after commissions on direct sales were approximately 85% and 80%, and our margins after commissions on indirect sales were approximately 51% and 46%. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. For the three months ended July 31, 2007, the increase in services and other revenues were due primarily to increased services revenues from our SCM and IT consulting segments which were partially offset by decrease in the ERP segment. For the three months ended July 31, 2007, our IT Consulting segment’s revenues increased 7% when compared to the prior year quarter, to $5.3 million from $4.9 million due to increased project work. For the three months ended July 31, 2007, our ERP segment’s revenues decreased 14% when compared to the prior year quarter, to $2.5 million due to lower implementation services. For the three months ended July 31, 2007, services and other revenues from Logility increased 42%, to $2.0 million compared to $1.4 million for the three months ended July 31, 2006. This increase was due primarily to increased implementation projects from higher license fees sales in the pervious quarters. We have observed that there is a tendency for services and other revenues, other than IT consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. For the three months ended July 31, 2007, maintenance revenues increased 4% to $6.8 million compared to the same period in the prior year. This increase was primarily from Logility which increased 8% to $5.3 million compared to the same period in the prior year. Logility constituted 77% of total maintenance revenues for the three month period ended July 31, 2007, compared to 75% of total maintenance for the corresponding prior year period. The increases in maintenance revenues for the three months ended July 31, 2007 were due primarily to increased maintenance revenues resulting from increased license fees in prior periods resulting in new maintenance revenue in the current quarter. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended July 31,
	2007		2006
Gross margin on license fees:	$3,435	67%	$2,919	67%
Gross margin on services and other:	2,964	30%	2,619	28%
Gross margin on maintenance:	5,054	74%	4,768	73%

Total gross margin:	$11,453	53%	$10,306	51%

For the three months ended July 31, 2007, total gross margin percentage increased when compared to the same period in the prior year due to increases in services and other and maintenance gross margins.

LICENSES. For the three months ended July 31, 2007, gross margin on license fees was relatively consistent when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

SERVICES AND OTHER For the three months ended July 31, 2007, percentage increased when compared to the same period in the prior fiscal year due to better billing utilization rates at Logility and the IT Consulting segment’s TPM. Services and other gross margin normally are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. Maintenance gross margin percentage was slightly higher for three months ended July 31, 2007 when compared to the same period last year due to the increase in overall maintenance revenue.

EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	July 31, 2007	Percent Change	July 31, 2006
Total capitalized computer software development costs	$525	(12)%	$596
Percentage of gross product research and development costs	22%		26%
Purchase accounting impact on share repurchases by subsidiary and related tax effect	27	nm	—
Percentage of total revenues	0%		0%
Total research and development expense	1,883	10%	1,719

Percentage of total revenues	8%		9%
Total research and development expense and capitalized computer software development costs	$2,435	5%	$2,315

Percentage of total revenues	11%		11%
Total amortization of capitalized computer software development costs *	$638	(21)%	$806

nm: not meaningful

*	Included in cost of license fees

For the three months ended July 31, 2007, gross product research and development costs increased when compared to the same periods last year and capitalized software development costs decreased when compared to the same periods last year. These changes were primarily due to increased research and development costs of our SCM segment, which added gross R&D costs but did not capitalize any R&D costs during the period. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects; however, we expect capitalized software amortization expense to remain relatively consistent when compared to the three months ended July 31, 2007.

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s share repurchases.

Sales and Marketing

For the three months ended July 31, 2007, the decrease in sales and marketing expenses when compared to the same period a year ago was due primarily to a decrease in direct sales commissions. This was partially offset by increased marketing expenses. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended July 31, 2007, the increases in general and administrative expenses were primarily due to bonus compensation, audit related and annual report expenses when compared to three months ended July 31, 2006.

At July 31, 2007, the total number of employees was 328 compared to 302 at July 31, 2006.

Other Income

Other income is comprised of interest and dividend income, rental income and realized and unrealized gains and losses from investments. For the three months ended July 31, 2007, the increase in other income was due primarily to increased interest income, lower unrealized losses on investments when compared to the prior year period. This was partially offset by lower rental income when compared to the same period last year.

Income Taxes

In the three months ended July 31, 2007, we recorded income tax expense of approximately $1.3 million compared to $905,000 recorded in the three month period ended July 31, 2006 due to increased pretax earnings before income taxes. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. We expect the Company’s effective rate to range between 36% and 39% during fiscal year 2008.

Minority Interest

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to Logility’s net earnings in the three months ended July 31, 2007, we recorded minority interest expenses of approximately $236,000 for the three months ended July 31, 2007 and $127,000 for the three months ended July 31, 2006.

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

The following tables show information about our cash flows and liquidity positions during the three months ended July 31, 2007 and 2006. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

	Three Months Ended July 31, (in thousands)
	2007	2006
Net cash provided by operating activities	$2,974	$4,296
Net cash provided by (used in) investing activities	8,282	(2,470)
Net cash provided by (used in) financing activities	1,617	(1,178)

Net change in cash and cash equivalents	$12,873	$648

For the three months ended July 31, 2007, the net decrease in cash provided by operating activities when compared to the same period last year was due primarily to the decrease in collections of customer accounts receivables and accounts payable and an increase in the excess tax benefit from stock options exercised partially offset by an increase in deferred revenues. The increase in cash provided by investing activities when compared to the same period in the prior year was due primarily to the proceeds from the maturities of investments . Cash provided by financing activities increased when compared to the same period in the prior year, due primarily to proceeds from exercise of stock options and excess tax benefits from stock based compensation in the current quarter partially offset by payment of the quarterly dividend.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31, (in thousands)
	2007	2006
Cash and cash equivalents	$58,500	$30,073
Short and Long-Term Investments	17,108	33,851

Total cash and short and long-term investments	$75,608	$63,924

Net increase (decrease) in total cash and investments (three months ended July 31)	$2,839	$1,276

Our total activities added cash and investments during the three months ended July 31, 2007, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 71 days as of July 31, 2007, compared to 64 days as of July 31, 2006. This increase was due primarily to timing of closing license fees sales. Our current ratio on July 31, 2007 was 3.6 to 1 and on July 31, 2006 was 3.3 to 1.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $75.6 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that Logility generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments).

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through September 10, 2007, we have repurchased 247,232 shares of common stock at a cost of approximately $1.1 million. We did not make any repurchases of our common stock in the quarter ended July 31, 2007.

On December 15, 1997, Logility Board of Directors approved a resolution authorizing Logility to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and Logility’s assessment of its liquidity and cash flow needs. For all repurchase plans, through September 10, 2007, Logility had purchased a cumulative total of 1,326,104 shares at a total cost of $8.1 million. In the first quarter of fiscal 2008, Logility purchased 30,000 shares of its common stock at an average price of $11.26 per share for a total price of $338,000. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter and the number of remaining shares available for purchase under the Company’s and Logility’s existing repurchase program.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective for fiscal periods beginning after November 15, 2007. SFAS No. 157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No. 157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company does not expect this Issue to have a material impact on its 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which becomes effective for fiscal periods beginning after

November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company does not expect this issue to have a material impact on its 2009 consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the quarter ended July 31, 2007, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At July 31, 2007, our goodwill balance was $11.5 million and our intangible assets with definite lives balance was $1.4 million, net of accumulated amortization.

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

Income Taxes. We provide for the effect of income taxes on our financial position and results of operations in accordance with SFAS No. 109, Accounting for Income Taxes including the recently adopted SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an an interpretation of SFAS Statement No. 109. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, and projected tax credits. Changes in tax law or our interpretation of tax laws could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account our expectations of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years, which could significantly increase tax expense, could render inaccurate our current assumptions, judgments and estimates of recoverable net deferred taxes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In the three months ended July 31, 2007, we generated approximately 10% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominated those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. The effect of foreign exchange rate fluctuations on us in the three months of fiscal 2007 were not material. We estimate that a 10% movement in foreign currency rates would have up to $241,000 exchange gain or loss on our financial condition or results of operations for the three months ended July 31, 2007. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt, so we have limited our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of July 31, 2007 were approximately $72.5 million.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2007.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended July 31, 2007:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2007 through May 31, 2007	0	$0.00	0	1,752,768
June 1, 2007 through June 30, 2007	0	$0.00	0	1,752,768
July 1, 2007 through July 31, 2007	0	$0.00	0	1,752,768

Total Fiscal 2008 First Quarter	0	$0.00	0	1,752,768

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the three months ended July 31, 2007:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2007 through May 31, 2007	30,000	$11.26	30,000	223,896
June 1, 2007 through June 30, 2007	0	$0.00	0	223,896
July 1, 2007 through July 31, 2007	0	$0.00	0	223,896

Total Fiscal 2008 First Quarter	30,000	$0.00	30,000	223,896

*	The Logility Board of Directors approved the above share purchase authority in December 1997, November 1998 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.6 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 10.1	Logility, Inc’s 2007 Stock Plan dated August 21, 2007

Exhibit 10.2	Notice of Election to Extend Term of Stock Option Agreement between the Company and Logility, Inc. dated July 17, 2007.

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: September 10, 2007	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: September 10, 2007	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: September 10, 2007	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer