Form 10-Q
period 2007-10-31
AMERICAN SOFTWARE INC
filed 2007-12-10
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 5, 2007
Class A Common Stock, $.10 par value	22,665,469 Shares
Class B Common Stock, $.10 par value	2,893,824 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2007	April 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$67,174	$45,627
Investments	9,238	27,142
Trade accounts receivable, less allowance for doubtful accounts of $117 at October 31, 2007 and $162 at April 30, 2007:
Billed	12,027	12,489
Unbilled	5,238	3,860
Prepaid expenses and other current assets	2,985	2,560

Total current assets	96,662	91,678

Property and equipment, net	6,909	7,080
Capitalized software, net	5,997	6,137
Goodwill	11,503	11,210
Other intangibles, net	1,264	1,472
Other assets	228	239

	$122,563	$117,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,589	$1,138
Accrued compensation and related costs	2,464	3,308
Dividends payable	2,300	1,984
Other current liabilities	3,913	5,545
Deferred income taxes	846	911
Deferred revenue	15,269	15,441

Total current liabilities	26,381	28,327

Deferred income taxes	1,579	1,697
Minority interest	5,712	5,061
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares:
Issued 26,441,677 shares at October 31, 2007 and 25,418,913 shares at April 30, 2007	2,644	2,542
Class B, $.10 par value. Authorized 10,000,000 shares:
Issued and outstanding 2,893,824 shares at October 31, 2007 and 3,157,294 shares at April 30, 2007; convertible into Class A shares on a one-for-one basis	289	315
Additional paid-in capital	86,119	81,614
Accumulated other comprehensive income	68	67
Retained earnings	20,276	18,698
Class A treasury stock, 3,782,185 shares at October 31, 2007 and April 30, 2007	(20,505)	(20,505)

Total shareholders’ equity	88,891	82,731

Commitments and contingencies
	$122,563	$117,816

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months ended October 31, 2007 and 2006

	2007	2006	2007	2006
Revenues:
License	$4,806	$4,333	$9,926	$8,706
Services and other	11,634	9,280	21,421	18,543
Maintenance	7,179	6,612	13,994	13,157

Total revenues	23,619	20,225	45,341	40,406

Cost of revenues:
License	1,550	1,605	3,235	3,059
Services and other	8,450	6,300	15,273	12,944
Maintenance	1,880	1,791	3,641	3,568

Total cost of revenues	11,880	9,696	22,149	19,571

Gross margin	11,739	10,529	23,192	20,835

Research and development	1,829	1,726	3,739	3,445
Sales and marketing	3,820	3,523	7,212	7,040
General and administrative	3,204	3,470	6,687	6,735
Amortization of acquisition-related intangibles	87	87	174	175
Provision (recovery) for doubtful accounts	40	(43)	75	—

Total operating expenses	8,980	8,763	17,887	17,395

Operating income	2,759	1,766	5,305	3,440

Other income:
Interest income	825	642	1,679	1,266
Other, net	839	824	901	805

Earnings before income taxes	4,423	3,232	7,885	5,511
Income tax expense	1,665	1,273	2,936	2,178
Minority interest expense	214	138	450	265

Net earnings	$2,544	$1,821	$4,499	$3,068

Earnings per common share(a):
Basic	$0.10	$0.07	$0.18	$0.13

Diluted	$0.10	$0.07	$0.17	$0.12

Cash dividends declared per common share	$0.09	$0.08	$0.17	$0.15

Shares used in the calculation of earnings per common share:
Basic	25,530	24,534	25,328	24,529

Diluted	26,658	25,645	27,080	25,628

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.10 and $0.07 for the three months ended July 31, 2007 and 2006 and $0.18 and $0.13 for the six months ended July 31, 2007 and 2006, respectively. See Note F to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$4,499	$3,068
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,077	2,289
Stock-based compensation expense	363	442
Bond amortization	4	(181)
Tax benefit of stock options exercised	1,453	191
Excess tax benefits from stock-based compensation	(1,210)	(661)
Net gain on investments	(453)	(162)
Minority interest in net earnings of subsidiary	450	265
Deferred income taxes	(183)	936
Changes in operating assets and liabilities:
Purchases of trading securities	(7,417)	(14,229)
Proceeds from sale of trading securities	256	14,206
Proceeds from maturities of trading securities	9,349	1,400
Accounts receivable, net	(916)	(1,658)
Prepaid expenses and other assets	(414)	(517)
Accounts payable and other liabilities	(594)	(843)
Deferred revenue	(172)	2,015
Other	1	9

Net cash provided by operating activities	7,093	6,570

Cash flows from investing activities:
Capitalized computer software development costs	(1,181)	(1,183)
Intangible assets	(46)	(110)
Goodwill	(293)	(90)
Purchases of property and equipment, net of disposals	(332)	(190)
Purchases of investments	(25,892)	(58,310)
Proceeds from maturities of investments	42,057	57,050
Proceeds from exercise of stock options by subsidiary	231	87
Proceeds of cash surrender life insurance	—	1,097

Net cash provided by (used in) investing activities	14,544	(1,649)

Cash flows from financing activities:
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	27	13
Excess tax benefits from stock based compensation	1,210	661
Proceeds from exercise of stock options	2,709	269
Dividends paid	(4,036)	(3,526)

Net cash used in financing activities	(90)	(2,583)

Net change in cash and cash equivalents	21,547	2,338
Cash and cash equivalents at beginning of period	45,627	29,425

Cash and cash equivalents at end of period	$67,174	$31,763

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2007

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financials statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at October 31, 2007, the results of operations for the three and six months ended October 31, 2007 and 2006 and cash flows for the six months ended October 31, 2007 and 2006. The results for the three and six months ended October 31, 2007 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our annual report on Form 10-K for the year ended April 30, 2007.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2007, describes the significant accounting policies that we used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

License. License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we: 1) act as principal in the transaction, 2) take title to the products, 3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our revenues through the DMI channel are typically recorded on a gross basis.

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

October 31, 2007

bill maintenance fees annually in advance. We recognize maintenance revenue ratably over the term of the maintenance agreement. In situations where we bundle all or a portion of the maintenance fee with the license fee, VSOE for maintenance is determined based on prices when sold separately.

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenue and totaled approximately $629,000 and $1.1 million for the three and six months ended October 31, 2007, respectively, and $294,000 and $589,000 for the three and six months ended October 31, 2006, respectively.

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

One customer accounted for approximately 15% and 12% of our total revenues for the three and six months ended October 31, 2007, respectively. No single customer accounted for more than 10% of our total revenues during the three months ended October 31, 2006. One customer accounted for approximately 11% of our total revenues for the six months ended October 31, 2006. The related accounts receivable balances for these customers as of October 31, 2007 and 2006 were approximately $2.0 million and $1.1 million, respectively.

E.	Declaration of Dividend Payable

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

For the Company’s basic earnings per share calculation, the Company uses the “two-class” method. Basic earnings per share are calculated by dividing net earnings attributable to each class of common stock by the weighted average number of shares outstanding. All undistributed earnings are allocated evenly between Class A and B common stock in the earnings per share calculation to the extent that earnings equal or exceed $.05 per share. This allocation is based on management’s judgment after considering the dividend rights of the two-classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B shares to Class A shares. Due to Class B shares converting to Class A shares during the period, the distributed net earnings for Class B shares is calculated using the weighted average common shares outstanding during the period.

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

October 31, 2007

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

Basic earnings per common share:

	Three Months Ended October 31, 2007		Six Months Ended October 31, 2007
	Class A	Class B	Class A	Class B
Distributed earnings per share	$0.09	$0.09	$0.17	$0.17
Undistributed earnings per share	0.01	0.01	0.01	0.01

Total	$0.10	$0.10	$0.18	$0.18

Distributed net earnings	$2,039	$260	$3,830	$511
Undistributed net earnings	216	29	139	19

Total	$2,255	$289	$3,969	$530

Basic weighted average common shares	22,602	2,928	22,323	3,005

	Three Months Ended October 31, 2006		Six Months Ended October 31, 2006
	Class A	Class B	Class A	Class B
Distributed earnings per share	$0.08	$0.08	$0.15	$0.15
Undistributed loss per share	(0.01)	(0.01)	(0.02)	(0.02)

Total	$0.07	$0.07	$0.13	$0.13

Distributed net earnings	$1,710	$258	$3,186	$498
Undistributed net loss	(128)	(19)	(532)	(84)

Total	$1,582	$239	$2,654	$414

Basic weighted average common shares	21,294	3,240	21,218	3,311

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2007

Diluted EPS for Class A common shares using the If-Converted Method

Three Months Ended October 31, 2007

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per basic earnings per share	$2,255	22,602	$0.10
Common stock equivalents	—	1,128

	2,255	23,730	0.10
Class B Conversion	289	2,928

Diluted EPS for Class A	$2,544	26,658	$0.10

Six Months Ended October 31, 2007

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per basic earnings per share	$3,969	22,323	$0.18
Common stock equivalents	—	1,752

	3,969	24,075	0.17
Class B Conversion	530	3,005

Diluted EPS for Class A	$4,499	27,080	$0.17

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2007

Three Months Ended October 31, 2006

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per basic earnings per share	$1,582	21,294	$0.07
Common stock equivalents	—	1,111

	1,582	22,405	0.07
Class B Conversion	239	3,240

Diluted EPS for Class A	$1,821	25,645	$0.07

Six Months Ended October 31, 2006
	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per basic earnings per share	$2,654	21,218	$0.13
Common stock equivalents	—	1,099

	2,654	22,317	0.12
Class B Conversion	414	3,311

Diluted EPS for Class A	$3,068	25,628	$0.12

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2007

Diluted EPS for Class B common shares using the Two-Class Method

Three Months Ended October 31, 2007

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per basic earnings per share	$289	2,928	$0.10
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)

Diluted EPS for Class B	$288	2,928	$0.10

Six Months Ended October 31, 2007

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per basic earnings per share	$530	3,005	$0.18
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)

Diluted EPS for Class B	$529	3,005	$0.18

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2007

Three Months Ended October 31, 2006

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per basic earnings per share	$239	3,240	$0.07
Reallocation of undistributed earnings to Class A shares from Class B shares	1

Diluted EPS for Class B	$240	3,240	$0.07

Six Months Ended October 31, 2006
	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per basic earnings per share	$414	3,311	$0.13
Reallocation of undistributed earnings to Class A shares from Class B shares	4

Diluted EPS for Class B	$418	3,311	$0.13

For the three and six months ended October 31, 2007, we excluded options to purchase 80,000 and 72,582 Class A Common Shares, respectively, and for the three and six months ended October 31, 2006, we excluded options to purchase 280,050 and 237,050 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Share. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2007, we had a total of 2,912,360 options outstanding and as of October 31, 2006, we had a total of 3,278,502 options outstanding.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2007

H.	Stock-Based Compensation

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

During the six months ended October 31, 2007 and 2006 we granted options for 575,197 and 85,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $181,000 and $214,000 and related income tax benefits of approximately $21,000 and $105,000 during the three months ended October 31, 2007 and 2006, respectively. We recorded stock option compensation cost of approximately $363,000 and $442,000 and related income tax benefits of approximately $61,000 and $155,000 during the six months ended October 31, 2007 and 2006, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the six months ended October 31, 2007 and 2006, we realized excess tax benefits of approximately $1,210,000 and $661,000, respectively.

During the six months ended October 31, 2007 and 2006, we issued 745,299 and 102,848 shares of common stock, respectively, resulting from the exercise of stock options. During the six months ended October 31, 2007 and 2006, our subsidiary issued 70,926 and 27,765 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2007 and 2006 based on market value at the exercise dates was $4,954,486 and $466,551, respectively. The total intrinsic value of options exercised at our subsidiary during the six months ended October 31, 2007 and 2006 based on market value at the exercise dates was $568,702 and $171,951, respectively. As of October 31, 2007, unrecognized compensation cost related to unvested stock option awards approximated $2.5 million and we expect to recognize that amount over a weighted average period of 2.2 years. As of October 31, 2007, unrecognized compensation cost related to unvested stock option awards at our subsidiary approximated $1.3 million and is expected to be recognized over a weighted average period of 2.3 years.

On May 15, 2007, the Logility Board of Directors adopted the Logility, Inc. 2007 Stock Plan. The 2007 Stock Plan was approved by Logility’s Shareholders on August 21, 2007, at the Logility annual meeting of Shareholders. The 2007 Stock Plan replaced the Logility’s 1997 Stock Plan, which expired on August 7, 2007 and provides for the granting of options to purchase up to 500,000 shares of common stock and up to 300,000 stock appreciation rights units, on terms similar to those in the 1997 Stock Plan. Options previously granted under the 1997 Stock Plan will continue to be exercisable in accordance with their terms.

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

October 31, 2007

J.	Industry Segments

We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Collaborative Supply Chain Management, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 88%-owned subsidiary Logility, Inc., including its subsidiary, DMI. In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2007 and 2006 (in thousands):

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2007

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Revenues:
Enterprise Resource Planning	$5,521	$5,248	$10,008	$10,895
Collaborative Supply Chain Management	11,134	10,018	23,099	19,613
IT Consulting	6,964	4,959	12,234	9,898

	$23,619	$20,225	$45,341	$40,406

Operating income (loss) before intersegment
eliminations:
Enterprise Resource Planning	$208	$(29)	$(429)	$230
Collaborative Supply Chain Management	2,200	1,479	5,199	2,716
IT Consulting	351	316	535	494

	$2,759	$1,766	$5,305	$3,440

Intersegment eliminations:
Enterprise Resource Planning	$(413)	$(418)	$(839)	$(833)
Collaborative Supply Chain Management	413	418	839	833
IT Consulting	—	—	—	—

	—	—	—	—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(205)	$(447)	$(1,268)	$(603)
Collaborative Supply Chain Management	2,613	1,897	6,038	3,549
IT Consulting	351	316	535	494

	$2,759	$1,766	$5,305	$3,440

Capital expenditures:
Enterprise Resource Planning	$27	$36	$207	$85
Collaborative Supply Chain Management	79	56	125	105
IT Consulting	—	—	—	—

	$106	$92	$332	$190

Capitalized Software:
Enterprise Resource Planning	$—	$12	$26	$12
Collaborative Supply Chain Management	630	587	1,155	1,183
IT Consulting	—	—	—	—

	$630	$599	$1,181	$1,195

Depreciation and amortization:
Enterprise Resource Planning	$230	$275	$458	$571
Collaborative Supply Chain Management	806	896	1,618	1,717
IT Consulting	—	—	1	1

	$1,036	$1,171	$2,077	$2,289

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

October 31, 2007

K.	Recent Accounting Pronouncements

In July 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS Statement No. 109. FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include the following:

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

On May 1, 2007, the Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (FIN 48). As a result of the implementation of FIN 48, we recognized a decrease of approximately $1.4 million to current income taxes payable and recorded a corresponding increase to the May 1, 2007 balance of retained earnings. As of the date of adoption, the Company’s unrecognized tax benefits totaled $120,000, inclusive of interest and penalties of approximately $52,000, mainly related to state income taxes, all of which, if recognized, would affect the effective tax rate. An additional accrual of $6,500 was made for the six months ended October 31, 2007. The Company classifies interest and penalties related to uncertain tax positions in income taxes.

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

October 31, 2007

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect this issue to have a material impact on its 2010 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”, which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidate net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect this issue to have a material impact on its 2010 consolidated financial statements.

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

However, we believe information technology spending has incrementally improved and should continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time due to the recent concerns in the global capital markets, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines are improving, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2007 and 2006:

	Percentage of Total Revenues		Pct. Change in Dollars
	2007	2006	2007 vs 2006
Revenues:
License	21%	21%	11%
Services and other	49	46	25
Maintenance	30	33	9

Total revenues	100	100	17

Cost of revenues:
License	6	8	(3)
Services and other	36	31	34
Maintenance	8	9	5

Total cost of revenues	50	48	23

Gross margin	50	52	11

Research and development	8	9	6
Sales and marketing	16	17	8
General and administrative	14	17	(8)
Amortization of acquisition-related intangibles	—	—	n	m
Provision for doubtful accounts	—	—	n	m

Total operating expenses	38	43	2

Operating income	12	9	56
Other income:
Interest income	3	3	29
Other, net	4	4	2

Earnings before income taxes	19	16	37
Income tax expense	7	6	31

Minority interest expense	1	1	55

Net earnings	11%	9%	40%

nm - not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2007 and 2006:

	Percentage of Total Revenues		Pct. Change in Dollars
	2007	2006	2007 vs 2006
Revenues:
License	22%	21%	14%
Services and other	47	46	16
Maintenance	31	33	6

Total revenues	100	100	12

Cost of revenues:
License	7	8	6
Services and other	34	31	18
Maintenance	8	9	2

Total cost of revenues	49	48	13

Gross margin	51	52	11

Research and development	8	9	9
Sales and marketing	16	17	2
General and administrative	15	17	(1)
Amortization of acquisition-related intangibles	—	—	n	m
Provision for doubtful accounts	—	—	n	m

Total operating expenses	39	43	3

Operating income	12	9	54
Other income:
Interest income	3	3	33
Other, net	2	4	12

Earnings before income taxes	17	16	43
Income tax expense	6	6	35
Minority interest expense	1	1	70

Net earnings	10%	9%	47%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED

OCTOBER 31, 2007 AND 2006:

REVENUES:

For the three and six months ended October 31, 2007, the increase in revenues from the three and six months ended October 31, 2006 was attributable to an increase in license fees, service and other revenues, and to a lesser extent an increase in maintenance revenues. International revenues represented approximately 9% of total revenues in the three and six months ended October 31, 2007 and 10% of total revenues in the three and six months ended October 31, 2006. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

LICENSES. For the three and six months ended October 31, 2007, license fee revenues increased 11% and 14% when compared to the same periods in the prior year, due primarily to increased license fees from our Logility subsidiary as a result of an improved selling environment and better sales execution. In the three and six months ended October 31, 2007, license fee revenues from Logility increased 2% and 22%, respectively. Logility constituted 71% and 81% of total license fee revenues for the three and six months ended October 31, 2007, respectively, compared to 77% and 76% for the three and six months ended October 31, 2006, respectively. Our ERP business unit license fees increased by 42% and decreased 10% for the three and six months ended October 31, 2007, respectively, when compared to the same period in the prior year due to timing of closing sales.

The direct sales channel provided approximately 66% and 65% of license fee revenues for the three and six months ended October 31, 2007, respectively, compared to approximately 65% and 72% of license fee revenues for the three and six months ended October 31, 2006, respectively. This decrease was due primarily to improved sales execution and sales environment within our indirect channel. For the three and six months ended October 31, 2007, our margins after commissions on direct sales were approximately 83% and 84%, respectively, compared to 81% for the three and six months ended October 31, 2006. For the three and six months ended October 31, 2007, our margins after commissions on indirect sales were approximately 49%, compared to 46% and 43% for the three and six months ended October 31, 2006, respectively. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. For the three and six months ended October 31, 2007, the 25% and 16% increase in services and other revenues were due to increased services revenues from our Logility and IT Consulting business segments. For the three and six months ended October 31, 2007, services and other revenues from Logility increased 28% and 35%, respectively, when compared to the three and six months ended October 31, 2006. The Logility increases were due primarily to timing of implementation projects relating to the increased license fee sales in recent the prior quarters. For the three and six months ended October 31, 2007, our IT Consulting segment’s revenues increased 40% and 24%, respectively, when compared to the prior year periods due to increases in project work from new and existing customers. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. For the three and six months ended October 31, 2007, maintenance revenues increased 9% and 6% when compared to the same period in the prior year. This increase was primarily from Logility which increased 12% and 10%, respectively, for the three and six months ended October 31, 2007 compared to the same period in the prior year. Logility accounted for 79% and 78%, respectively, of total maintenance revenues for the three and six month period ended October 31, 2007, compared to 77% and 76%, respectively, of total maintenance revenues for the three and six month period ended October 31, 2006. The increases in maintenance revenues for the three and six months ended October 31, 2007 were due primarily to increased license fees in prior periods resulting in new maintenance revenue in the current period. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended October 31,				Six months ended October 31,
	2007		2006		2007		2006
Gross margin on license fees:	$3,256	68%	$2,728	63%	$6,691	67%	$5,647	65%
Gross margin on services and other:	3,184	27%	2,980	32%	6,148	29%	5,599	30%
Gross margin on maintenance:	5,299	74%	4,821	73%	10,353	74%	9,589	73%

Total gross margin:	$11,739	50%	$10,529	52%	$23,192	51%	$20,835	52%

For the three and six months ended October 31, 2007, total gross margin percentage decreased slightly when compared to the same period in the prior year.

LICENSES. For the three months ended October 31, 2007, gross margin on license fees increased when compared to the same period in the prior year due to the increase in license fee revenue. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

SERVICES AND OTHER. For the three and six months ended October 31, 2007, the gross margin percentage on services and other revenue decreased when compared to the same periods in the prior fiscal year. This decrease was because services revenue from our IT Consulting segment’s The Proven Method (“TPM”) which typically has a lower margin, increased at a higher rate than other sources of services and other revenue. Services and other gross margin normally are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. Maintenance gross margin percentage was slightly higher for three and six months ended October 31, 2007 when compared to the same periods last year due to the increase in overall maintenance revenue. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively fixed in the short term.

OPERATING EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	October 31, 2007	Percent Change	October 31, 2006
Total capitalized computer software development costs	$630	7%	$587
Percentage of gross product research and development costs	26%		25%
Total research and development expense	1,829	6%	1,726

Percentage of total revenues	8%		9%
Total research and development expense and capitalized computer software development costs	$2,459	6%	$2,313

Percentage of total revenues	10%		11%
Total amortization of capitalized computer software development costs *	$638	(4)%	$664

	Six months ended (in thousands)
	October 31, 2007	Percent Change	October 31, 2006
Total capitalized computer software development costs	$1,155	(2)%	$1,183
Percentage of gross product research and development costs	24%		26%
Total research and development expense	3,739	9%	3,445

Percentage of total revenues	8%		9%
Total research and development expense and capitalized computer software development costs	$4,894	6%	$4,629

Percentage of total revenues	11%		11%
Total amortization of capitalized computer software development costs *	$1,275	9%	$1,407

*	Included in cost of license fees

For the three and six months ended October 31, 2007, gross product research and development costs increased when compared to the same periods last year. Capitalized software development costs increased for the three months ended October 31, 2007 when compared to the same period last year due to timing of capitalizable project work. Capitalized software development costs decreased for the six months ended October 31, 2007 when compared to the same period last year were due to increased research and development costs of our SCM segment, which added gross R&D costs but did not capitalize any R&D costs during the period. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects; however, we expect capitalized software amortization expense to remain relatively consistent when compared to the three months ended October 31, 2007.

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s share repurchases.

Sales and Marketing

For the three and six months ended October 31, 2007, the 8% and 2% increases in sales and marketing expenses when compared to the same periods a year ago were due primarily to a increase in direct sales commissions as a result of increased license fee sales as well as additional sales and marketing headcount and marketing expenses. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended October 31, 2007, the decreases in general and administrative expenses were primarily due to timing of audit related and annual report expenses when compared to three months ended October 31, 2006. For the six months ended October 31, 2007, the increases in general and administrative expenses were primarily due to bonus compensation expenses, which increased when compared to six months ended October 31, 2006.

At October 31, 2007, the total number of employees was 330 compared to 294 at October 31, 2006.

Other Income

Other income is comprised of interest and dividend income, rental income and realized and unrealized gains and losses from investments. For the three and six months ended October 31, 2007, the increase in other income was due primarily to increased interest income as a result of an increase in the average cash balance, and increase levels of unrealized gains on investments due to improved equity market conditions, when compared to the prior year period. This was partially offset by lower rental income when compared to the same period last year.

Income Taxes

In the three and six months ended October 31, 2007, we recorded income tax expense of approximately $1.7 million and $2.9 million compared to $1.3 million and $2.2 million recorded in the three and six month periods ended October 31, 2006 due to increased pretax earnings before income taxes. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. We expect the Company’s effective rate to range between 36% and 39% during fiscal year 2008.

Minority Interest

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to Logility’s net earnings, we recorded minority interest expenses of approximately $214,000 and $450,000, respectively, for the three and six months ended October 31, 2007, and $138,000 and $265,000, respectively, for the three and six months ended October 31, 2006.

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

The following tables show information about our cash flows and liquidity positions during the six months ended October 31, 2007 and 2006. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

	Six Months Ended October 31, (in thousands)
	2007	2006
Net cash provided by operating activities	$7,093	$6,570
Net cash provided by (used in) investing activities	14,544	(1,649)
Net cash used in financing activities	(90)	(2,583)

Net change in cash and cash equivalents	$21,547	$2,338

For the six months ended October 31, 2007, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to the increases in net earnings, proceeds from maturities of trading securities, depreciation and amortization and stock option compensation expense. This was partially offset by an increase in purchases of trading securities, our customer accounts receivable and prepaid expenses as well as a decrease in accounts payable and other liabilities, and deferred revenue. The decrease in cash used in investing activities when compared to the same period in the prior year was due primarily to reduced purchases of treasury shares by our Logility subsidiary in the current year and proceeds from cancellation of an executive life insurance policy in the six months ended October 31, 2007. Cash used in financing activities decreased when compared to the same period in the prior year, due primarily to excess tax benefits from stock based compensation and higher proceeds from exercise of stock options in the six months ended October 31, 2007 when compared to the same period in the prior year. This was partially offset by higher dividend payments in the six months ended October 31, 2007.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of October 31, (in thousands)
	2007	2006
Cash and cash equivalents	$67,174	$31,763
Short and Long-Term Investments	9,238	33,449

Total cash and short and long-term investments	$76,412	$65,212

Net increase in total cash and investments (six months ended October 31)	$3,643	$2,564

Our total activities generated an increased amount of cash and investments during the six months ended October 31, 2007, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 66 days as of October 31, 2007, compared to 79 days as of October 31, 2006. This decrease was due to improved collections and to the timing of closing license fees sales. Our current ratio was 3.7 to 1 on October 31, 2007 and 3.2 to 1 on October 31, 2006.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $76.4 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that Logility generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments).

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through December 10, 2007, we have repurchased 247,232 shares of common stock at a cost of approximately $1.1 million. We did not make any repurchases of our common stock in the quarter ended October 31, 2007.

On December 15, 1997, Logility Board of Directors approved a resolution authorizing Logility to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and Logility’s assessment of its liquidity and cash flow needs. For all repurchase plans, through December 10, 2007, Logility had purchased a cumulative total of 1,326,104 shares at a total cost of $8.1 million. In the first quarter of fiscal 2008, Logility purchased 30,000 shares of its common stock at an average price of $11.26 per share for a total price of $338,000. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter and the number of remaining shares available for purchase under the Company’s and Logility’s existing repurchase program.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect this issue to have a material impact on its 2010 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”, which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidate net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect this issue to have a material impact on its 2010 consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the quarter ended October 31, 2007, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Our management makes judgments and assumptions related to volatility, the expected term and the forfeiture rate in connection with the calculation of stock compensation expense. We periodically review all assumptions used in our stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock compensation expense.

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

Foreign Currency. In the three and six months ended October 31, 2007, we generated approximately 9% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded an exchange rate gain of $36,000 for the three months ended October 31, 2007, and a loss of $2,000 for the six months ended October 31, 2007, compared to exchange rate gains of $35,000 and $27,000, respectively, for the three and six months ended October 31, 2006. We estimate that a 10% movement in foreign currency rates would have up to $474,000 exchange gain or loss on our financial condition or results of operations for the six months ended October 31, 2007. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt, so we have limited our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of October 31, 2007 was approximately $74.3 million.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2007.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended October 31, 2007:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2007 through August 31, 2007	0	$0.00	0	1,752,768
September 1, 2007 through September 30, 2007	0	$0.00	0	1,752,768
October 1, 2007 through October 31, 2007	0	$0.00	0	1,752,768

Total Fiscal 2008 Second Quarter	0	$0.00	0	1,752,768

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the three months ended October 31, 2007:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2007 through August 31, 2007	0	$0.00	0	223,896
September 1, 2007 through September 30, 2007	0	$0.00	0	223,896
October 1, 2007 through October 31, 2007	0	$0.00	0	223,896

Total Fiscal 2008 Second Quarter	0	$0.00	0	223,896

*	The Logility Board of Directors approved the above share purchase authority in December 1997, November 1998 and February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.6 million shares of common stock. The authorizations have no expiration dates.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2007 Annual Meeting of Shareholders on August 20, 2007. At the meeting, a Class A shareholders vote was taken with respect to the re-election of W. Dennis Hogue, John J. Jarvis and James B. Miller as directors for a one-year term. There were no other nominees. The results of that shareholder vote were as follows:

Election of W. Dennis Hogue

Votes “For:” 18,963,728; Withholding Authority to Vote “For:” 623,441.

Election of John J. Jarvis

Votes “For:” 18,969,773; Withholding Authority to Vote “For:” 617,396.

Election of James B. Miller

Votes “For:” 17,735,543; Withholding Authority to Vote “For:” 1,851,626.

The Class B shareholders unanimously re-elected James C. Edenfield, J. Michael Edenfield, Thomas L. Newberry and Thomas L. Newberry, V as Directors.

There was also a shareholder vote upon an amendment to increase the Company’s 2001 Stock Option Plan to increase the number of Class A Common Shares that may be subject to options granted under the Plan from 3,575,000 shares to 4,375,000 shares. The results of that shareholder vote were: Votes “For:”3,508,177; “Against:” 731,583.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 10, 2007	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: December 10, 2007	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 10, 2007	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer