Form 10-Q/A
period 2007-10-31
AMERICAN SOFTWARE INC
filed 2007-12-13
CIK 713425

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the exchange act. (Check one):

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the six months ended October 31, 2007 for the purpose of including Exhibit 10.1, “Amended and Restated Bylaws of American Software, Inc.”, which were inadvertently omitted from Item 6 of Part II of the previously released filing. This correction did not have an impact on our financial statements for any period presented.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibits 10.1 American Software, Inc. Amended and Restated Bylaws dated November 19, 2007

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 13, 2007	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: December 13, 2007	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 13, 2007	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer