Form 10-Q
period 2008-01-31
AMERICAN SOFTWARE INC
filed 2008-03-10
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 7, 2008
Class A Common Stock, $.10 par value	22,654,436 Shares
Class B Common Stock, $.10 par value	2,886,586 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended January 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2008	April 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$67,106	$45,627
Investments	7,790	27,142
Trade accounts receivable, less allowance for doubtful accounts of $225 at January 31, 2008 and $162 at April 30, 2007:
Billed	12,559	12,489
Unbilled	4,815	3,860
Prepaid expenses and other current assets	3,251	2,560

Total current assets	95,521	91,678

Property and equipment, net	7,032	7,080
Capitalized software, net	4,652	6,137
Goodwill	11,503	11,210
Other intangibles, net	1,157	1,472
Other assets	249	239

Total assets	$120,114	$117,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,358	$1,138
Accrued compensation and related costs	1,857	3,308
Dividends payable	2,301	1,984
Other current liabilities	3,185	5,545
Deferred income taxes	697	911
Deferred revenue	15,432	15,441

Total current liabilities	24,830	28,327

Deferred income taxes	1,224	1,697

Total liabilities	26,054	30,024

Minority interest	5,888	5,061

Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares:
Issued 26,464,642 shares at January 31, 2008 and 25,418,913 shares at April 30, 2007	2,646	2,542
Class B, $.10 par value. Authorized 10,000,000 shares:
Issued and outstanding 2,886,586 shares at January 31, 2008 and 3,157,294 shares at April 30, 2007; convertible into Class A shares on a one-for-one basis	288	315
Additional paid-in capital	86,563	81,614
Accumulated other comprehensive income	68	67
Retained earnings	19,112	18,698
Class A treasury stock, 3,782,185 shares at January 31, 2008 and April 30, 2007	(20,505)	(20,505)

Total shareholders’ equity	88,172	82,731

Commitments and contingencies

Total liabilities and equity	$120,114	$117,816

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Revenues:
License	$4,336	$5,726	$14,261	$14,432
Services and other	10,611	8,577	32,032	27,120
Maintenance	7,126	7,175	21,121	20,332

Total revenues	22,073	21,478	67,414	61,884

Cost of revenues:
License	1,386	1,415	4,620	4,474
Services and other	7,246	6,022	22,520	18,965
Maintenance	1,940	1,823	5,582	5,391
Write-down of capitalized computer software	1,196	—	1,196	—

Total cost of revenues	11,768	9,260	33,918	28,830

Gross margin	10,305	12,218	33,496	33,054

Research and development	1,757	1,913	5,496	5,358
Sales and marketing	4,086	3,560	11,298	10,600
General and administrative	2,705	3,694	9,391	10,430
Amortization of acquisition-related intangibles	87	88	263	263
Provision for doubtful accounts	108	—	183	—

Total operating expenses	8,743	9,255	26,631	26,651

Operating income	1,562	2,963	6,865	6,403
Other income:
Interest income	823	765	2,502	2,031
Other, net	(680)	658	220	1,463

Earnings before income taxes	1,705	4,386	9,587	9,897
Income tax expense	461	1,635	3,397	3,813
Minority interest	107	248	557	513

Net earnings	$1,137	$2,503	$5,633	$5,571

Earnings per common share (a):
Basic	$0.04	$0.10	$0.22	$0.23

Diluted	$0.04	$0.10	$0.21	$0.22

Cash dividends declared per common share	$0.09	$0.08	$0.26	$0.23

Shares used in the calculation of earnings per common share:
Basic	25,562	24,676	25,406	24,573

Diluted	26,449	25,859	27,125	25,693

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.04 and $0.10 for the three months ended January 31, 2008 and 2007 and $0.22 and $0.23 for the nine months ended January 31, 2008 and 2007, respectively. See Note F to the Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$5,633	$5,571
Adjustments to reconcile net earnings to net cash provided by operating activities:
Write-down of computer software development costs	1,196	—
Depreciation and amortization	3,069	3,294
Stock-based compensation expense	581	636
Bond amortization	4	(228)
Tax benefit of stock options exercised	1,640	423
Excess tax benefits from stock-based compensation	(1,374)	(812)
Net loss (gain) on investments	520	(537)
Minority interest in net earnings of subsidiary	557	513
Deferred income taxes	(687)	1,685
Changes in operating assets and liabilities:
Purchases of trading securities	(10,624)	(17,937)
Proceeds from sale of trading securities	865	18,044
Proceeds from maturities of trading securities	12,423	1,900
Accounts receivable, net	(1,025)	(329)
Prepaid expenses and other assets	(701)	(182)
Accounts payable and other liabilities	(2,160)	599
Deferred revenue	(9)	749
Other	—	(3)

Net cash provided by operating activities	9,908	13,386

Cash flows from investing activities:
Capitalized computer software development costs	(1,661)	(1,678)
Intangible assets	(46)	(110)
Goodwill	(293)	(91)
Purchases of property and equipment, net of disposals	(710)	(271)
Purchases of investments	(25,893)	(81,964)
Proceeds from maturities of investments	42,057	82,741
Proceeds from exercise of stock options by subsidiary	278	115
Proceeds of cash surrender life insurance	—	1,097

Net cash provided by (used in) investing activities	13,732	(161)

Cash flows from financing activities:
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	39	20
Excess tax benefits from stock based compensation	1,374	812
Proceeds from exercise of stock options	2,761	726
Dividends paid	(6,335)	(5,494)

Net cash used in financing activities	(2,161)	(3,936)

Net change in cash and cash equivalents	21,479	9,289
Cash and cash equivalents at beginning of period	45,627	29,425

Cash and cash equivalents at end of period	$67,106	$38,714

See accompanying notes to condensed consolidated financial statements - unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2008

A. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at January 31, 2008, the results of operations for the three and nine months ended January 31, 2008 and 2007 and cash flows for the nine months ended January 31, 2008 and 2007. The results for the three and nine months ended January 31, 2008 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our annual report on Form 10-K for the year ended April 30, 2007.

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

License. We recognize license revenue in connection with license agreements for standard proprietary software upon delivery of the software, provided we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we: 1) act as principal in the transaction, 2) take title to the products, 3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, in most cases we record our revenues through the DMI channel on a gross basis.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2008

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under Services and Other. Reimbursements received from customers for out-of-pocket expenses totaled approximately $383,000 and $1.5 million for the three and nine months ended January 31, 2008, respectively, and $336,000 and $925,000 for the three and nine months ended January 31, 2007, respectively.

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

D. Major Customer

One customer accounted for approximately 14% and 13% of our total revenues for the three and nine months ended January 31, 2008, respectively. No single customer accounted for more than 10% of out total revenues during the three and nine months ended January 31, 2007. The related accounts receivable balance for this customer as of January 31, 2008 was approximately $1.4 million.

E. Declaration of Dividend Payable

On November 20, 2007, our Board of Directors declared a quarterly cash dividend of $0.09 per share of American Software Class A and Class B common stock. The cash dividend is payable on March 10, 2008 to Class A and Class B shareholders of record at the close of business on February 22, 2008.

F. Earnings Per Common Share

The Company has two classes of common stock of which Class B common shares are convertible into Class A common shares at any time, on a one-for-one basis. Under the Company’s Articles of Incorporation, if dividends are declared, holders of Class A common shares shall receive a $0.05 dividend per share prior to the Class B common stock receiving any dividend and holders of Class A common stock shall receive a dividend at least equal to Class B common stock dividends on a per share basis. As a result, the Company has computed the earnings per share in compliance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.

For the Company’s basic earnings per share calculation, the Company uses the “two-class” method. Basic earnings per share are calculated by dividing net earnings attributable to each class of common stock by the weighted average number of shares outstanding. All undistributed earnings are allocated evenly between Class A and B common stock in the earnings per share calculation to the extent that earnings equal or exceed $0.05 per share. This allocation is based on management’s judgment after considering the dividend rights of the two classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B shares to Class A shares. Due to Class B shares converting to Class A shares during the period, the distributed net earnings for Class B shares is calculated using the weighted average common shares outstanding during the period.

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

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2008

For the Company’s diluted earnings per share calculation for Class B shares, the Company uses the “two-class” method. This calculation does not assume that all Class B common shares are converted into Class A common shares. In addition, this method assumes the dilutive effect of Class A stock options converted to Class A shares and the undistributed earnings are allocated evenly to both Class A and B shares including Class A shares issued pursuant to those converted stock options. This allocation is based on management’s judgment after considering the dividend rights of the two classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B shares into Class A shares.

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended January 31, 2008		Nine Months Ended January 31, 2008
	Class A	Class B	Class A	Class B
Distributed earnings per share	$0.09	$0.09	$0.26	$0.26
Undistributed loss per share	(0.05)	(0.05)	(0.04)	(0.04)

Total	$0.04	$0.04	$0.22	$0.22

Distributed net earnings	$2,041	$260	$5,885	$757
Undistributed net loss	(1,033)	(131)	(891)	(118)

Total	$1,008	$129	$4,994	$639

Basic weighted average common shares	22,672	2,890	22,439	2,967

	Three Months Ended January 31, 2007		Nine Months Ended January 31, 2007
	Class A	Class B	Class A	Class B
Distributed earnings per share	$0.08	$0.08	$0.23	$0.23
Undistributed earnings per share	0.02	0.02	—	—

Total	$0.10	$0.10	$0.23	$0.23

Distributed net earnings	$1,726	$253	$4,920	$743
Undistributed net earnings (loss)	456	68	(80)	(12)

Total	$2,182	$321	$4,840	$731

Basic weighted average common shares	21,466	3,210	21,293	3,280

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2008

Diluted EPS for Class A common shares using the If-Converted Method

Three Months Ended January 31, 2008

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per basic earnings per share	$1,008	22,672	$0.04
Common stock equivalents	—	887

	1,008	23,559	0.04
Class B Conversion	129	2,890

Diluted EPS for Class A	$1,137	26,449	$0.04

Nine Months Ended January 31, 2008

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per basic earnings per share	$4,994	22,439	$0.22
Common stock equivalents	—	1,719

	4,994	24,158	0.21
Class B Conversion	639	2,967

Diluted EPS for Class A	$5,633	27,125	$0.21

Three Months Ended January 31, 2007

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per basic earnings per share	$2,182	21,466	$0.10
Common stock equivalents	—	1,183

	2,182	22,649	0.10
Class B Conversion	321	3,210

Diluted EPS for Class A	$2,503	25,859	$0.10

Nine Months Ended January 31, 2007

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per basic earnings per share	$4,840	21,293	$0.23
Common stock equivalents	—	1,120

	4,840	22,413	0.22
Class B Conversion	731	3,280

Diluted EPS for Class A	$5,571	25,693	$0.22

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2008

Diluted EPS for Class B common shares using the Two-Class Method

Three Months Ended January 31, 2008

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic earnings per share	$129	2,890	$0.04
Reallocation of undistributed earnings to Class A shares from Class B shares	4

Diluted EPS for Class B	$133	2,890	$0.04

Nine Months Ended January 31, 2008

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per basic earnings per share	$639	2,966	$0.22
Reallocation of undistributed earnings to Class A shares from Class B shares	7

Diluted EPS for Class B	$646	2,966	$0.22

Three Months Ended January 31, 2007

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per basic earnings per share	$321	3,210	$0.10
Reallocation of undistributed earnings to Class A shares from Class B shares	(3)

Diluted EPS for Class B	$318	3,210	$0.10

Nine Months Ended January 31, 2007

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic earnings per share	$731	3,280	$0.23
Reallocation of undistributed earnings to Class A shares from Class B shares	1

Diluted EPS for Class B	$732	3,280	$0.23

*	Adjusted for rounding

For the three and nine months ended January 31, 2008, we excluded options to purchase 665,360 and 72,647 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2007, we excluded options to purchase 154,050 and 252,050 Class A Common Shares, respectively, from the computation of diluted earnings per Class A common stock. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A common stock during the applicable period. As of January 31, 2008, we had a total of 2,913,360 options outstanding and as of January 31, 2007 we had a total of 3,145,510 options outstanding.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2008

G. Acquisitions

Logility Share Repurchase

On June 28, 2007, Logility, Inc., our approximately 87% owned subsidiary, purchased 30,000 shares of its common stock for $337,800. In accordance with SFAS No. 141, “Business Combinations,” we have accounted for this transaction under the purchase method of accounting. The total amount allocated from this transaction was $365,289, which includes approximately $27,000 related to the non-cash tax effects of this treasury stock purchase. We have allocated the $365,289 to capitalized software development costs, totaling approximately $27,000, intangible assets, totaling approximately $45,000, and goodwill, totaling approximately $293,000, based on management’s estimates of fair value at the date of the transaction. The costs allocated to capitalized software development costs and intangible assets are being amortized ratably based on the projected revenues associated with the related assets of Logility, Inc. or on a straight-line basis over three to six years, whichever method results in a higher level of amortization. Amortization of these capitalized costs is included in the cost of license revenues and general and administrative costs in the accompanying consolidated statements of operations for capitalized software development costs and intangible assets, respectively.

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

During the nine months ended January 31, 2008 and 2007, we granted options for 605,197 and 385,000 shares of common stock, respectively. During the nine months ended January 31, 2008 and 2007, our subsidiary granted options for 20,000 and 114,000 shares of common stock, respectively.

We recorded stock option compensation cost of approximately $218,000 and $194,000 and related income tax benefits of approximately $5,000 and income tax expense of $15,000 during the three months ended January 31, 2008 and 2007, respectively. The additional expense of $15,000 recorded during the three months ended January 31, 2007 resulted from a correction of previously recorded amounts. For the nine months ended January 31, 2008 and 2007, we recorded stock option compensation cost of approximately $581,000 and $636,000 and related income tax benefits of approximately $66,000 and $139,000, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the nine months ended January 31, 2008 and 2007, we realized excess tax benefits of approximately $1,374,000 and $812,000, respectively.

During the nine months ended January 31, 2008 and 2007, we issued 759,299 and 249,446 shares of common stock, respectively, resulting from the exercise of stock options. During the nine months ended January 31, 2008 and 2007, our subsidiary issued 83,276 and 34,961 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2008 and 2007 based on market value at the exercise dates was $5,017,378 and $1,125,318, respectively. The total intrinsic value of options exercised at our subsidiary during the nine months ended January 31, 2008 and 2007 based on market value at the exercise dates was $685,946 and $201,609, respectively. As of January 31, 2008, unrecognized compensation cost related to unvested stock option awards approximated $2.3 million and is expected to be recognized over a weighted average period of 2.1 years. As of January 31, 2008, unrecognized compensation cost related to unvested stock option awards at our subsidiary approximated $1.2 million and is expected to be recognized over a weighted average period of 2.1 years.

On May 15, 2007, the Logility Board of Directors adopted the Logility, Inc. 2007 Stock Plan. The 2007 Stock Plan was approved by Logility’s Shareholders on August 21, 2007, at the Logility annual meeting of Shareholders. The 2007 Stock

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2008

Plan replaced Logility’s 1997 Stock Plan, which expired on August 7, 2007 and provides for the granting of options to purchase up to 500,000 shares of common stock and up to 300,000 stock appreciation rights units, on terms similar to those in the 1997 Stock Plan. Options previously granted under the 1997 Stock Plan will continue to be exercisable in accordance with their terms.

On June 21, 2007, our Board of Directors approved an increase in authorized shares under the 2001 Stock Plan for the granting of options to purchase an additional 800,000 shares of common stock. This motion was approved by Shareholders on August 20, 2007 at the annual meeting of Shareholders.

On July 17, 2007, we exercised our right to extend the term of the Stock Option Agreement between the Company and Logility, Inc. for an additional ten years, expiring August 7, 2017.

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

J. Industry Segments

We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; (ii) Collaborative Supply Chain Management, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 88%-owned subsidiary Logility, Inc., including its subsidiary, DMI. In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2008 and 2007 (in thousands):

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2008

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Revenues:
Enterprise Resource Planning	$6,319	$5,797	$16,327	$16,692
Collaborative Supply Chain Management	9,931	11,296	33,030	30,908
IT Consulting	5,823	4,385	18,057	14,284

	$22,073	$21,478	$67,414	$61,884

Operating income before intersegment eliminations:
Enterprise Resource Planning	$679	$161	$248	$393
Collaborative Supply Chain Management	675	2,650	5,874	5,364
IT Consulting	208	152	743	646

	$1,562	$2,963	$6,865	$6,403

Intersegment eliminations:
Enterprise Resource Planning	$(402)	$(396)	$(1,241)	$(1,230)
Collaborative Supply Chain Management	402	396	1,241	1,230
IT Consulting	—	—	—	—

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$277	$(235)	$(993)	$(837)
Collaborative Supply Chain Management	1,077	3,046	7,115	6,594
IT Consulting	208	152	743	646

	$1,562	$2,963	$6,865	$6,403

Capital expenditures:
Enterprise Resource Planning	$314	$35	$521	$119
Collaborative Supply Chain Management	64	46	189	152
IT Consulting	—	—	—	—

	$378	$81	$710	$271

Capitalized Software:
Enterprise Resource Planning	$—	$—	$26	$—
Collaborative Supply Chain Management	480	495	1,635	1,678
IT Consulting	—	—	—	—

	$480	$495	$1,661	$1,678

Depreciation and amortization:
Enterprise Resource Planning	$230	$109	$687	$819
Collaborative Supply Chain Management	762	896	2,381	2,474
IT Consulting	—	—	1	1

	$992	$1,005	$3,069	$3,294

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2008

K. Contingencies

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

L. Recent Accounting Pronouncements

In July 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS Statement No. 109. FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include the following:

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

On May 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). As a result of the implementation of FIN 48, we recognized a decrease of approximately $1.4 million to current income taxes payable and recorded a corresponding increase to the May 1, 2007 balance of retained earnings. As of the date of adoption, our unrecognized tax benefits totaled $120,000, inclusive of interest and penalties of approximately $52,000, mainly related to state income taxes, all of which, if recognized, would affect the effective tax rate. An additional accrual of $34,000, inclusive of interest and penalties of approximately $1,000, was made for the nine months ended January 31, 2008.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within its operations in income taxes. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We conduct business globally and, as a result, file income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations for years prior to 2000.

We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months due to the expiration of statute of limitations prior to March 31, 2008.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-03: How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

January 31, 2008

Presentation). EITF 06-03 provides that any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-03 also provides that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that a company should make and disclose in its financial statements. Any such taxes that are reported on a gross basis, if material, should be disclosed in interim and annual financial statements for each period for which an income statement is presented. The disclosure of those taxes can be done on an aggregate basis. EITF 06-03 is effective for financial statements for interim and annual reporting periods beginning after December 15, 2006. We recognize taxes collected from customers and remitted to governmental authorities on a net basis, therefore, no additional disclosures are deemed necessary.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective for fiscal periods beginning after November 15, 2007. SFAS No.157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No.157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. We do not expect this Issue to have a material impact on our 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect this issue to have a material impact on our 2009 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to re-evaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. We do not expect this issue to have a material impact on our 2010 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51”, which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We do not expect this issue to have a material impact on our 2010 consolidated financial statements.

L. Subsequent Event

On February 19, 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of American Software Class A and Class B common stock. The cash dividend is payable on May 30, 2008 to Class A and Class B shareholders of record at the close of business on May 16, 2008.

On March 7, 2008 we purchased 30,000 shares of common stock for approximately $170,000 under the current authorized share buy-back program.

On March 7, 2008 our subsidiary purchased 25,000 shares of its common stock for approximately $143,000 under the current authorized share buy-back program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “will,” “seek,” “estimate,” “believe,” “expect,” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements we make herein are pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations

•	liquidity, cash flow and capital expenditures

•	demand for and pricing of our products and services

•	acquisition activities and the effect of completed acquisitions

•	industry conditions and market conditions

•	general economic conditions

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

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad, and in particular may be affected by conditions in U.S. and global credit markets. In the recent period, the weakness in the overall world economy and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. Overall information technology spending continues to be relatively weak when compared to the period prior to the last economic downturn.

However, we believe over the long-term information technology spending should incrementally improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time due in part to the recent concerns in the global capital markets, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines have been improving, customers continue to take long periods to evaluate discretionary software purchases.

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

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Enterprise Resource Planning (“ERP”), (2) Collaborative Supply Chain Management (“SCM”), and (3) Information Technology (“IT”) Consulting. The Collaborative Supply Chain Management segment consists of Logility, Inc., an 87% owned subsidiary that provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry specific business software to both retailers and manufacturers in the Apparel, Sewn Products and Furniture industries. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm.

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

We derive revenue primarily from three sources: software licenses, services and other, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting and customization services. We primarily bill under time and materials arrangements and recognize revenue as we perform services. We typically enter into maintenance agreements for a one- to three-year term at the time of the initial product license. We generally bill maintenance fees annually in advance and then recognize the resulting revenue ratably over the term of the maintenance agreement. Deferred revenue represents advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

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

Sarbanes-Oxley Section 404. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include our assessment of the effectiveness of our internal control over financial reporting in our annual reports. Our independent registered public accounting firm is also required to audit our internal control over financial reporting and to separately report on whether or not they believe that we have an effective internal control over financial reporting, in all material respects. If for any fiscal year we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely audit our internal control over financial reporting, we could be subject to regulatory sanctions and a possible loss of public confidence in the reliability of our financial reporting. Such a failure, as well as difficulties in implementing required new or improved controls, could result in our inability to provide timely and reliable financial information and could adversely affect our business.

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2008 and 2007:

QTR

	Percentage of Total Revenues		Pct. Change in Dollars
	2008	2007	2008 vs 2007
Revenues:
License	20%	27%	(24)%
Services and other	48	40	24
Maintenance	32	33	(1)

Total revenues	100	100	3

Cost of revenues:
License	6	7	(2)
Services and other	33	28	20
Maintenance	9	8	6
Write-down of capitalized computer software	5	—	nm

Total cost of revenues	53	43	27

Gross margin	47	57	(16)

Research and development	8	9	(8)
Sales and marketing	19	17	15
General and administrative	12	17	(27)
Amortization of acquisition-related intangibles	—	—	nm
Provision for doubtful accounts	—	—	nm

Total operating expenses	39	43	(6)

Operating income	8	14	(47)
Other income:
Interest income	4	4	8
Other, net	(3)	3	(203)

Earnings before income taxes	8	21	(61)
Income tax expense	(2)	(8)	(72)
Minority interest	—	(1)	(143)

Net earnings	5%	12%	(46)%

nm - not meaningful

Subtotals may not total due to rounding.

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2008 and 2007:

YTD

	Percentage of Total Revenues		Pct. Change in Dollars
	2008	2007	2008 vs 2007
Revenues:
License	21%	23%	(1)%
Services and other	48	44	18
Maintenance	31	33	4

Total revenues	100	100	9

Cost of revenues:
License	7	7	3
Services and other	33	31	19
Maintenance	8	9	4
Write-down of capitalized computer software	2	—	nm

Total cost of revenues	50	47	18

Gross margin	50	53	1

Research and development	8	9	3
Sales and marketing	17	17	7
General and administrative	14	17	(10)
Amortization of acquisition-related intangibles	—	—	nm
Provision for doubtful accounts	—	—	nm

Total operating expenses	39	43	(0)

Operating income	11	10	7
Other income:
Interest income	4	3	23
Other, net	—	2	(85)

Earnings before income taxes	14	16	(3)
Income tax expense	(5)	(6)	(11)
Minority interest expense	(1)	(1)	9

Net earnings	8%	9%	1%

nm - not meaningful

Subtotals may not total due to rounding.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

JANUARY 31, 2008 AND 2007:

REVENUES:

For the three months ended January 31, 2008, the increase in revenues from the three months ended January 31, 2007 was attributable to an increase in services revenues. This was partially offset by a decrease in license fees revenue and maintenance. For the nine months ended January 31, 2008, the increase in revenues from the nine months ended January 31, 2007 was attributable to an increase in services and maintenance revenue streams. This was partially offset by a slight decrease in license fees revenue. International revenues represented approximately 9% of total revenue in both the three and nine months ended January 31, 2008. International revenues represented approximately 13% and 10% of total revenues in the three and nine months ended January 31, 2007, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenue from a relatively small number of customers in a given period.

LICENSES. For the three months ended January 31, 2008, license fee revenues decreased 24% when compared to the same period in the prior year, due to a decrease in license fee sales from our Logility subsidiary. This decrease was partially offset by an increase from our ERP subsidiary. For the nine months ended January 31, 2008, license fee revenues decreased 1% when compared to the same period in the prior year, due primarily to decreased license fees from our Logility and ERP subsidiaries. We believe the decreases for the three and nine months ended January 31, 2008 were possibly due to the recent economic uncertainty in the U.S. markets. In the three and nine months ended January 31, 2008, license fee revenues from Logility decreased 40% and 1% to $2.3 million and $10.4 million, respectively. Logility constituted 54% and 73% of total license fee revenues for the three and nine months ended January 31, 2008, compared to 68% and 73% for the three and nine months ended January 31, 2007, respectively.

The direct sales channel provided approximately 70% and 66% of license fee revenues for the three and nine months ended January 31, 2008, compared to approximately 74% and 73%, respectively, in the three and nine months ended January 31, 2007. This decrease was due to lower license fee sales through our direct channel and to a lesser extent improved sales execution from our indirect channel, increasing the ratio of sales from our indirect channel when compared to the same periods last year. For the three months ended January 31, 2008, our margins after commissions on direct sales were approximately 77%, and our margins after commissions on indirect sales were approximately 46%. For the three months ended January 31, 2007, our margins after commissions on direct sales were approximately 82%, and our margins after commissions on indirect sales were approximately 52%. For both the nine months ended January 31, 2008 and 2007, our margins after commissions on direct sales were approximately 82%. For the nine months ended January 31, 2008 and 2007, our margins after commissions on indirect sales were approximately 49% and 46%, respectively. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. For the three months ended January 31, 2008, the increase in services and other revenues were due largely to increased service revenue from our IT Consulting subsidiary as a result of the timing of project work and an increase in the number of customers when compared to the same period last year. For the three and nine months ended January 31, 2008, services and other revenues from our IT Consulting subsidiary increased 33% and 26%, respectively, when compared to the three and nine months ended January 31, 2007. For the three and nine months ended January 31, 2008, services and other revenues from Logility increased 9% and 25%, respectively, when compared to the three and nine months ended January 31, 2007. These increases were due primarily to timing of implementation projects resulting from the increase in license fee sales in recent prior quarters. For the three and nine months ended January 31, 2008, our ERP segment’s services and other revenues increased 18% and decreased 1%, respectively, when compared to the prior year periods, with the increase in the three-month period being due to increased implementation services. We have observed that there is a tendency for services and other revenues, other than IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. For the three and nine months ended January 31, 2008, maintenance revenues decreased 1% and increased 4%, respectively, when compared to the same periods in the prior year. The increase was primarily from Logility, whose maintenance revenues increased 1% and 7%, respectively, for the three and nine months ended January 31, 2008 when compared to the same periods in the prior year. Logility constituted 79% of total maintenance revenues for both the three and nine month periods ended January 31, 2008, compared to 78% and 77%, respectively, of total maintenance for the corresponding prior year periods. The increase in maintenance revenues for Logility for the nine months ended January 31, 2008 was due primarily to increased license fees in prior periods resulting in new maintenance revenue in the current period. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended January 31,				Nine months ended January 31,
	2008		2007		2008		2007
Gross margin on license fees:	$2,950	68%	$4,311	75%	$9,641	68%	$9,958	69%
Gross margin on services and other:	3,365	32%	2,555	30%	9,512	30%	8,155	30%
Gross margin on maintenance:	5,186	73%	5,352	75%	15,539	74%	14,941	73%

Write-down of capitalized computer software development costs	(1,196)		—	nm	(1,196)		—	nm

Total gross margin:	$10,305	47%	$12,218	57%	$33,496	50%	$33,054	53%

Total gross margin excluding write-down of capitalized computer software development costs	$11,501	52%	$12,218	57%	$34,692	51%	$33,054	53%

nm - not meaningful

For the three and nine months ended January 31, 2008, total gross margin percentage decreased primarily due to decreases in the license fee gross margin partially offset by an increase in the services fee gross margin when compared to the same period in the prior year.

LICENSES. The decrease in gross margin percentage on license fees for the three and nine months ended January 31, 2008 were primarily due to lower license fee software sales and to a lesser extent increased indirect sales, which resulted in an increase in indirect commission expense. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees. To a lesser degree, our license fee gross margin percentage in a given period is related to the variable expense of DMI’s agent commissions, and the proportion of license fees represented by DMI in that period.

SERVICES AND OTHER. For the three months ended January 31, 2008, the gross margin percentage for services and other increased when compared to the same periods in the prior fiscal year due to increased software implementation work from license fee sales in recent prior quarters. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. Maintenance gross margin percentage decreased for the three months ended January 31, 2008 when compared to the same period last year due to the decrease in overall maintenance revenue and timing of increased expenses. Maintenance gross margin percentage increased slightly for the nine months ended January 31, 2008 when compared to the same period last year due to the increase in overall maintenance revenue.

WRITE-DOWN OF CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the unamortized amount for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. For the quarter ended January 31, 2008, we incurred a charge of $1,196,000 related to the write-off of certain capitalized software development costs in our Logility subsidiary.

EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	January 31, 2008	Percent Change	January 31, 2007
Total capitalized computer software development costs	$480	(3)%	$495
Percentage of gross product research and development costs	21%		21%

Total research and development expense	1,757	(8)%	1,913

Percentage of total revenues	8%		9%

Total research and development expense and capitalized computer software development costs	$2,237	(7)%	$2,408

Percentage of total revenues	10%		11%

Total amortization of capitalized computer software development costs *	$610	3%	$591

nm: not meaningful

	Nine months ended (in thousands)
	January 31, 2008	Percent Change	January 31, 2007
Total capitalized computer software development costs	$1,661	(3)%	$1,678
Percentage of gross product research and development costs	23%		24%

Total research and development expense	5,496	3%	5,358

Percentage of total revenues	8%		9%

Total research and development expense and capitalized computer software development costs	$7,131	1%	$7,036

Percentage of total revenues	11%		11%

Total amortization of capitalized computer software development costs *	$1,886	(6)%	$1,998

nm: not meaningful

*	Included in cost of license fees

For the three and nine months ended January 31, 2008, gross product research and development costs slightly increased when compared to the same periods last year. Capitalized software development costs decreased when compared to the same periods last year. These changes were primarily due to increased research and development costs in our Logility and ERP segments. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects. We also expect capitalized software amortization expense to decrease when compared to the three and nine months ended January 31, 2007 as a result of the current quarter write-down of capitalized software assets. Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s share repurchases.

Sales and Marketing

For the three and nine months ended January 31, 2008, sales and marketing expenses increased when compared to the same period a year ago due to increased headcount and marketing related expenses that we partially offset with a decrease in commission expense as a result of lower license fee sales through our direct channel. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and nine months ended January 31, 2008, general and administrative expenses when compared to the same period a year ago decreased primarily due to lower management bonus compensation expense in the Company’s current year financial results.

At January 31, 2008, the total number of employees was 331 compared to 300 at January 31, 2007.

Other Income

Other income is comprised of interest and dividend income, rental income and realized and unrealized gains and losses from investments. For the three and nine months ended January 31, 2008, the decrease in other income was due primarily to realized/unrealized loss on investments compared to a gain in the same period of the prior year. This was partially offset by an increase in interest income as a result of an increase in the average cash balance and improved yields on interest rates, particularly on money market accounts when compared to the prior year periods.

Income Taxes

In the three and nine months ended January 31, 2008, we recorded income tax expense of approximately $461,000 and $3.4 million, respectively, compared to $1.6 million and $3.8 million recorded in the three and nine months ended January 31, 2007. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized.

Minority Interest

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to Logility’s net earnings, we recorded minority interest expenses of approximately $107,000 and $557,000, respectively, for the three and nine months ended January 31, 2008 and $248,000 and $513,000, respectively, for the three and nine months ended January 31, 2007.

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

The following tables show information about our cash flows and liquidity positions during the nine months ended January 31, 2008 and 2007. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

	Nine Months Ended January 31, (in thousands)
	2008	2007
Net cash provided by operating activities	$9,908	$13,386
Net cash provided by (used in) investing activities	13,732	(161)
Net cash used in financing activities	(2,161)	(3,936)

Net change in cash and cash equivalents	$21,479	$9,289

For the nine months ended January 31, 2008, the net decrease in cash provided by operating activities when compared to the same period last year was due primarily to an increase in customer accounts receivable, prepaid expenses and excess tax benefit from stock-based compensation and the decreases in our accrued compensation and other liabilities, deferred income tax, deferred revenue and depreciation and amortization. This was partially offset by an increase in tax benefit of stock options exercised and a charge for asset impairment. The increase in cash provided by investing activities when compared to the same period in the prior year was due primarily to a reduction in purchases of investments, which was partially offset by an increase in purchases of property and equipment. Cash used in financing activities decreased when compared to the same period in the prior year, due primarily to excess tax benefits from stock-based compensation and higher proceeds from exercise of stock options in the nine months ended January 31, 2008 when compared to the same period in the prior year. This was partially offset by higher dividend payments in the nine months ended January 31, 2008.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of January 31, (in thousands)
	2008	2007
Cash and cash equivalents	$67,106	$38,714
Short and Long-Term Investments	7,790	31,204

Total cash and short and long-term investments	$74,896	$69,918

Net increase in total cash and investments (nine months ended January 31)	$2,127	$7,270

Our total activities generated cash and investments during the nine months ended January 31, 2008, due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding (“DSO”) in accounts receivable were 72 days as of January 31, 2008, compared to 68 days as of January 31, 2007. This increase was due primarily to timing of closing license fees sales toward the end of the current quarter, which resulted in an increase in the accounts receivable balance. Our current ratio was 3.8 to 1 and 3.2 to 1 on January 31, 2008 and 2007, respectively.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $74.9 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that Logility generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments).

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through March 10, 2008, we have repurchased 247,232 shares of common stock at a cost of approximately $1.1 million. We did not make any repurchases of our common stock in the quarter ended January 31, 2008.

On December 15, 1997, the Logility Board of Directors approved a resolution authorizing Logility to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and Logility’s assessment of its liquidity and cash flow needs. For all repurchase plans, through March 10, 2008, Logility had purchased a cumulative total of 1,326,104 shares at a total cost of $8.1 million. In the first quarter of fiscal 2008, Logility purchased 30,000 shares of its common stock at an average price of $11.26 per share for a total price of $338,000. Logility did not make any repurchases of its common stock in the quarter ended January 31, 2008.

See Part II, Item 2 for a table summarizing stock repurchases in the last quarter and the number of remaining shares available for purchase under the Company’s and Logility’s existing repurchase program.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective for fiscal periods beginning after November 15, 2007. SFAS No.157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No.157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. We do not expect this issue to have a material impact on our 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect this issue to have a material impact on our 2009 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values the identifiable assets acquired, liabilities assumed and any non-controlling interests in the acquiree. In the case of a bargain purchase, the acquirer is required to re-evaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. We do not expect this issue to have a material impact on our 2010 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51”, which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We do not expect this issue to have a material impact on our 2010 consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the year ended April 30, 2007, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to VSOE, bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenue from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded gross.

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

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed were impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At January 31, 2008, our goodwill balance was $11.5 million and our intangible assets with definite lives balance was $1.2 million, net of accumulated amortization.

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

Income Taxes. We provide for the effect of income taxes on our financial position and results of operations in accordance with SFAS No. 109, Accounting for Income Taxes, including the recently adopted SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS Statement No. 109. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions and projected tax credits. Changes in tax law or our interpretation of tax laws could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account our expectations of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years, which could significantly increase tax expense, could render inaccurate our current assumptions, judgments and estimates of recoverable net deferred taxes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In both the three and nine months ended January 31, 2008, we generated approximately 9% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. For the three and nine months ended January 31, 2008, we recorded exchange rate gains of approximately $87,000 and $85,000, respectively, compared to exchange rate gains of approximately $28,000 and $55,000, respectively, for the three and nine months ended January 31, 2007, respectively. We estimate that a 10% movement in foreign currency rates would result in up to a $706,000 exchange rate gain or loss affecting our financial condition or results of operations for the nine months ended January 31, 2008. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of January 31, 2008 was approximately $73.9 million.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of January 31, 2008.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the three months ended January 31, 2008:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2007 through November 30, 2007	0	$0.00	0	1,752,768

December 1, 2007 through December 31, 2007	0	$0.00	0	1,752,768

January 1, 2008 through January 31, 2008	0	$0.00	0	1,752,768

Total Fiscal 2008 Third Quarter	0	$0.00	0	1,752,768

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the three months ended January 31, 2008:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2007 through November 30, 2007	0	$0.00	0	223,896

December 1, 2007 through December 31, 2007	0	$0.00	0	223,896

January 1, 2008 through January 31, 2008	0	$0.00	0	223,896

Total Fiscal 2008 Third Quarter	0	$0.00	0	223,896

*	The Logility Board of Directors approved the above share purchase authority in December 1997, November 1998 and February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.6 million shares of common stock. The authorizations have no expiration dates.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: March 10, 2008	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: March 10, 2008	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 10, 2008	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer