Form 10-K
period 2008-04-30
AMERICAN SOFTWARE INC
filed 2008-07-14
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, 22,659,492 Class A Common Shares and 2,893,824 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 31, 2006) of the Class A shares held by non-affiliates on that date was approximately $204.9 million. At July 11, 2008, 22,481,556 Class A Common Shares and 2,886,856 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2008

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

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc. (DMI), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers, which expanded Logility’s customer base. That customer base now includes more than 1,250 companies, located in 74 countries and gives Logility what we believe is the largest installed base of supply chain planning customers among application software vendors. Logility markets and sell the Demand Solutions product line through Demand Management’s global value-added reseller distribution network. Logility offers the Logility Voyager Solutions™ suite to its target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

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

Industry Background

In response to increasing global competition, companies are continually seeking new ways to enhance the productivity of their operations. Computer software applications can be an effective tool for companies to re-engineer and streamline their core business processes. ERP applications help companies reduce employee headcount and increase employee utilization through recording, consolidating, and reporting the large quantities of transactional data that are generated through daily operations. Core ERP applications include automation of financial reporting, human resources, and manufacturing functions. Included in the manufacturing function are supply chain applications that assist companies in managing relationships with external trading partners such as customers, suppliers, manufacturers, distributors, and retailers.

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

The Internet enhances the ability of organizations to integrate their business processes through collaborative planning to synchronize internal assets and production with external demand and supplier capabilities. Global Internet technology adoption and supply chain strategies are converging to create a competitive advantage by reducing the cost of goods sold, improving customer service, building global brands and increasing global supply chain visibility as companies move product to market quicker. Our customers’ goal is to cost effectively provide the right product in the right place at the right time at a competitive price.

Where appropriate, our software solutions leverage the Internet to expand the potential user community and streamline collaboration among the various trading partners in the supply chain. The supply chain planning process focuses on demand forecasting, inventory simulation, global sourcing, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, streamline global sourcing, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service.

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

Business Segments

Segment 1—Supply Chain Management—Logility, Inc.

Our majority-owned subsidiary, Logility, Inc. (“Logility”) provides Supply Chain Management, an integrated set of supply chain planning and supply chain execution solutions. We own approximately 88% (as of the date of this filing) of the common stock of Logility and the remaining 12% is publicly held (NASDAQ: LGTY).

Logility was incorporated as a Georgia corporation in 1996. Logility provides supply chain management (SCM) solutions to streamline and optimize the market planning, management, production, and distribution of products for manufacturers, suppliers, distributors, and retailers. The supply chain refers to the complex network of business relationships with trading partners (customers, suppliers and carriers) used to forecast, source, manufacture, store, and deliver products and services to multiple locations and customers by various modes of transportation. Supply chain operations include forecasting, demand management, supply planning, sourcing, manufacturing, logistics, warehouse management, and transportation operations both within an enterprise as well as with other business-to-business collaborative processes between customers, suppliers and carriers. Logility’s solutions enable enterprises to increase their market visibility to build competitive advantages and increase profitability by reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions. Additionally, Logility’s solutions streamline and automate the executive Sales and Operations Planning (S&OP) process to create and assess business plans that profitably match supply with demand while synchronizing supply chain operations with strategic corporate goals.

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc., a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers in the growing small and midsize business (SMB) market, which (at the time) expanded Logility’s customer base to approximately 1,250 companies, located in 70 countries and gave Logility what Logility believes is the largest installed base of supply chain planning customers among application software vendors. Logility markets and sells the Demand Solutions product line to the SMB market through Demand Management’s global value-added reseller distribution network. Logility offers the Logility Voyager Solutions™ suite to its target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains through both direct and indirect sales channels.

Logility derives revenues primarily from three sources: software licenses, services, and maintenance. Logility generally determines software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, and consulting services. Logility bills primarily under time and materials arrangements and recognizes revenues as it performs services. Maintenance agreements typically are for a one to three year term, usually commencing the time of the initial product license. Logility generally bills maintenance fees annually in advance under agreements with terms of one to three years, and then recognizes the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time Logility recognizes the related revenues.

Logility’s cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits and value-added reseller (VAR) commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel.

Logility’s selling expenses generally include the salary and commissions it pays to its direct sales professionals, along with marketing, promotional, travel and associated costs. Logility’s general and administrative expenses generally include the salary and benefits it pays to executive, corporate and support personnel, as well as office rent, utilities, communications expenses, and various professional fees.

Supply Chain Industry Background

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

Today, several market trends are driving organizations to invest in collaborative supply chain initiatives. Global economic conditions and competitive pressures are forcing companies to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are increasingly under pressure to better manage the supply chain as they seek to reduce costs, improve manufacturing efficiency and accelerate logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

Organizations are increasingly deploying supply chain application solutions to address their supply chain planning and supply chain execution requirements. The supply chain planning function involves the use of information to facilitate the on-time delivery of the right products to the correct location at the right time and at the lowest cost. The planning process focuses on demand forecasting, inventory simulation, global sourcing, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service.

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

In a recent Aberdeen Group report, Supply Chain Innovator’s Technology Footprint 2008, the technology analyst firm found best-in-class supply chain performance contributes to compelling operational results. Best-in-class companies were distinguished from industry average and laggard organizations by key metrics as indicators of overall supply chain process competency. The March 2008 report highlights three best-in-class metrics:

•	Finished goods inventory turns per year: 28

•	Total logistics costs as a percentage of sales: 5%

•	Perfect order percentage (percent of orders shipped complete and on-time to the customer’s requested delivery date): 96%

Additional survey results showed that best-in-class companies are:

•	70% more likely than all other companies to have a closed-loop integration of supply chain planning and execution;

•	Two-times more likely to have end-to-end supply chain data and process visibility (enabled by supply chain software solutions) than all others; and

•	50% more likely than all others to have implemented cross functional metrics across their enterprise.

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

Additionally, market drivers for more sophisticated software are finding their way downstream. Issues that the multi-billion dollar companies faced ten years ago are impacting even the low-end of the SMB market. Increasingly, Logility’s customers have to manage offshore manufacturing requirements, which often extend time-to-market as well as the unique challenges associated with selling to mass merchants. With new, increasingly complex data management needs to monitor global supply lines and deal with the retailers’ demand for accurate forecast and supply visibility, the SMB market is outgrowing spreadsheets for demand planning and turning to automated supply and demand, inventory and replenishment management software.

Logility Products and Services

Leveraging its supply chain management expertise, Logility has been an innovator in developing and deploying supply chain solutions, with our first internet-based collaborative planning software application implemented in 1996. Logility continues to invest and expand its innovative solutions, which support the Collaborative Planning, Forecasting and Replenishment (CPFR®) standards defined by the Voluntary Interindustry Commerce Standards Association (VICS). Logility’s systems also support other emerging collaborative supply chain standards for transportation and distribution center management such as collaborative transportation management (CTM), and radio frequency identification (RFID), a technology that uses radio waves to uniquely identify items as well as packaging such as cartons, containers and pallets.

Logility’s experience indicates that distribution-intensive industries face considerable competitive pressure, which is intensified by the high cost of inventory and distribution investments, dynamically changing consumer needs, and variability in overall supply chain performance. These companies need solutions that are capable of delivering significant financial benefits by quickly solving problems that arise in sourcing, manufacturing and distribution operations. Logility solutions are capable of helping these companies collaborate with their trading partners to improve customer service and optimize their sourcing, manufacturing, inventory and distribution networks.

With approximately 1,250 customers in 74 countries, Logility is a leading provider of collaborative supply chain solutions that help small, medium, and large as well as Fortune 1000 companies realize substantial bottom-line results. Logility provides two product suites, Logility Voyager Solutions and Demand Solutions, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite of products features performance monitoring capabilities in a single internet-based framework and provides supply chain visibility; demand, inventory and replenishment planning; supply and global sourcing optimization; manufacturing planning and scheduling; transportation planning and execution; and warehouse management. The Demand Solutions product suite provides forecasting, demand planning, replenishment and point-of-sale analysis for maximizing profits for small to midsize manufacturing, distribution and retail operations.

Logility has licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including A.O. Smith, Alberto Culver, Armour Eckrich, Avery Dennison Corporation, Berry Plastics Corporation, BP (British Petroleum), Continental Mills, Cooper Industries, Electrolux, Farnell InOne, Fastenal Company, Hyundai Motor America, ICI Paints, Jarden Corporation, Leviton Manufacturing Company, L’Oreal, Malt-O-Meal Company, McCain Foods, Pernod-Ricard, Pfizer, Porsche, Remington Products Company, Rexnord, Shaw Industries, Sigma Aldrich, Standard Motor Products, Under Armour Performance Apparel, Verizon Wireless, Wacoal, Warnaco, and VF Corporation. Logility sells products and services through direct and indirect channels. Logility derived approximately 17% of its revenues in the fiscal year ended April 30, 2008 from international sales.

Product Features: Logility Voyager Solutions

Logility Voyager Solutions is an integrated software suite that provides advanced supply chain management including collaborative planning, strategic network design, optimized supply sourcing, production management, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service. Logility Voyager Solutions incorporate performance management analytics to drive decision support for critical processes such as demand management, inventory and supply optimization, manufacturing planning and scheduling, transportation planning and management and sales and operations planning (S&OP).

The Logility Voyager Solutions software suite is modular and scaleable to meet the management requirements of global organizations involving tens of thousands of products with a complex manufacturing or distribution network. In addition, the Voyager Solutions suite interfaces with a broad range of existing enterprise applications deployed on a variety of Internet and client/server operating environments and platforms.

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

SUPPLY CHAIN COLLABORATION

Streamlining Sales and Operations Planning (S&OP) and enhancing strategic trading partner relationships, Logility Voyager Solutions allows companies to accelerate and manage demand plans, direct material procurement, sourcing, production and fulfillment using the power of the Internet.

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

DEMAND CHAIN PLANNING

Logility Voyager Solutions provide the visibility to significantly improve forecasting accuracy by creating comprehensive overviews of market demand, new product introductions, promotions and inventory policies. As a result, enterprises can build plans that are more closely attuned to the market.

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

The Demand Solutions application suite makes it easier to predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability. Demand Solutions is a complete time-phased, multi-tiered planning and replenishment system and a proven platform for Vendor Managed Inventory. Demand Solutions helps manufacturers, wholesalers and distributors exchange information for inventory, proactively manage demand rather than operate in reactive mode, and increase profitability.

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

Our e-applications are e-business solutions that can web-enable specific business functions through integration with existing ERP or legacy systems. Currently, e-applications are available for the following applications: e-procurement, e-store, e-expenses, e-forms, e-payables, e-receivables, Purchase Order Tracking and Vendor Collaboration, Requisition Tracking, Shipment Tracking, e-process management and e-connect, a seamless, XML-enabled data exchange. We believe that these products represent a cost-effective solution for customers with an e-business requirement.

We also market a tool to enable our customers to enter inventory and production transactions using barcode data collection devices. This product is known as RF Direct Connect, and ensures accurate entry of such information as shipping, transfer, inventory movement, receiving, and production data.

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

Our product line consists of software and services that operate on three strategic computer platforms: (1) IBM System z Mainframe or compatible, (2) IBM System i (AS/400), and (3) Intel-based servers and clients that operate Windows 2000, 2003, XP and Vista. We have written our products in various standard programming languages used for business application software, including ANSI COBOL, Micro Focus COBOL, C, C++, Visual Basic, JAVA, JAVA2 and other programming languages. Many have both on-line and batch capabilities.

We have web-enabled our legacy System z and System i applications using Host Access Transformation Server (an IBM WebSphere application). This product enables our existing System z and System i customers to access their back office systems from any Windows-based computer with Internet access using only a web browser. The graphical user interface reduces the learning curve for new users and rejuvenates the look and feel of the systems. We market this product under the name Host- Access.

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

Deployable over the Internet, intranet and extranet. Companies can deploy e-intelliprise over multiple channels without a separate implementation. e-intelliprise allows users to create multiple secure role-based views of the system. We believe this system flexibility provides greater business value by extending the information within the ERP securely across to employees, customers and trading partners, as needed.

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

e-Expenses. This paperless workflow solution enables employees to submit expense reports via the Internet, document receipts via fax and merge receipts and electronic documents. By giving employees access into expense status at all stages of the processing cycle (routing, approval and payment) and by supplying company management with a system wide look into expense behavior, the e-Expenses solution offers a new level of control over and accountability for the cost of the function.

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

Requisition Tracking. This solution is designed to reduce sourcing cycle time, improve control and compliance with approvals and lower transaction costs with labor and hard copy savings. It streamlines the requisitioning process easily and cost effectively providing better control and management of the process. It provides for full electronic approval of requisitions, consolidation of vendor orders to meet minimum order requirements and get volume discounts, tracking of in-process requisitions and full history of approval process.

Shipment Tracking. This solution is a critical element of the global sourcing process. It is designed to provide shipment planning with full approval workflow, Advanced Ship Notice (ASN) management and shipment documentation. This solution works hand in hand with the Vendor Collaboration system to provide full visibility of inbound logistics and product availability.

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

RF Direct Connect

The RF Direct Connect solution offers an automated data collection system integrating hand-held data collection devices and printing devices (RF terminals, scanners, barcode readers and printers) with the host ERP system’s Inventory, Customer Order Processing, and Production Control systems. Users can perform a number of inventory and production reporting transactions using data collection devices including:

•	Purchase Order Receiving

•	Transfer Order Receiving/Shipping

•	Production Order Receiving/Receipt Reversal

•	Customer Order Pick Verification/Reversal

•	Customer Order Shipment Verification/Reversal

AsIrecall

AsIrecall is an integrated document management solution for the capture, storage and retrieval of documents. AsIrecall enables the automation of document-based business processes within the enterprise. AsIrecall enables not only the retrieval of scanned images such as packing slips, picking tickets, etc., but also the retrieval of spool files created within the ERP system. Documents can be stored in a variety of file types (TIFF, JPG, BMP, PDF, DOC HTML), and EDI files can be converted to viewable documents.

New Generation Computing, Inc.

New Generation Computing (NGC) is our wholly-owned subsidiary that provides product solutions for retailers, importers and manufacturers primarily in the Apparel, Footwear, Sewn Products and Furniture industries. NGC provides functionality that allows customers to improve efficiencies, lower operating costs, reduce supply chain time, meet complex customer requirements, improve supply chain visibility, improve inventory management, and reduce production costs. NGC’s solutions include an Internet Sourcing and Supply Chain Visibility system (e-SPS), a comprehensive Enterprise Resource Planning system (RedHorseTM), a Product Lifecycle Management system (e-PLM), a Shop Floor Control and Incentive Payroll System (TPM), an Import Management System (IMS), an Electronic Data Interchange (EDI), a Full Package Management System (FMS), and an EZ-Ship Packing and Shipping System for Remote Factories (EZ-Ship). All products are completely integrated or can be implemented individually.

e-SPS. NGC has designed e-SPS to provide a wide range of supply chain management solutions over the Internet. e-SPS is a powerful software application for companies producing and sourcing products around the world. Users include retailers, apparel manufacturers, brand managers, footwear companies, importers, contractors, agents, brokers, and logistics providers. e-SPS users around the world only need a web browser to use and update the system. e-SPS employs secure hierarchical views to select data that is appropriate for each user. It creates Triggers and Alerts automatically based on events defined in the Time and Action calendars, Business Processes and other specific collaboration issues. Barcode labels and ASN’s facilitate distribution channel receipts. e-SPS provides end-to-end visibility into the Supply Chain from product inception to distribution channel reception, all in real time. Several industry leading companies have successfully implemented this product, including Armani Exchange, Wilson’s Leather, Maidenform, Carter’s, VF Corporation, Casual Male Retail Group, Dick’s Sporting Goods and Russell Corporation. e-SPS features include:

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

RedHorse. RedHorse is a comprehensive Enterprise Resource Planning system designed specifically for the sewn products industry. It consists of 12 optional modules; Customer Order Processing, EDI Information System, Invoicing and Accounts Receivable, Finished Goods Inventory Control, Purchasing and Receiving, Components Inventory, Accounts Payable, General Ledger, Import Management, Remote Plant Management, Production Planning and Screen Printing and Embroidery. RedHorse features include:

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

e-PLM. e-PLM is a Product Lifecycle Management system that increases speed to market and facilitates collaborative global communication. e-PLM enables companies to organize and share common business processes and product information with design, product development, planning, engineering, manufacturing and sourcing suppliers around the world. e-PLM creates, maintains and globally distributes a complete specification package for sewn-products companies with the following functions:

•	Enhance creativity and collaboration on new ideas

•	Efficiently define concepts and costs, determine viability

•	Develop and deliver new products to market faster

•	Manage frequent changes across global supply chain

•	Track & manage critical timelines and supplier relationships

TPM. TPM is a shop floor control software system, designed for any business that is producing sewn products. Bar-coded coupons permit rapid entry of daily production and payroll data. After scanning the coupons into TPM, TPM generates reports and inquiries to track employee performance, calculate payroll for incentive and non-incentive employees, display the status of work-in-process (WIP) and assist with plant loading. Other methods of data collection are available, including modular monitoring and real time WIP data collection, bar-coded coupons and bundle/container control. Other features of TPM include:

•	Supports modular, progressive bundling, piece rate, salary, and hybrid pay methods

•	Unlimited user-defined Off-Standard pay codes and methodologies

•	Extensive WIP and Operator Analysis, including Skills Inventories

•	Training curves and jump base tables for flexible pay plans

•	Bi-lingual English and Spanish system

•	Lot Tracking System

•	Computerized Time Clock Interface

•	Hand Held Data Collection Interface

•	Interface to GSD Labor Costing

•	Plant Loading

•	Real Time Systems

•	Available on Personal Computers

•	Available on DOS, Novell, Windows 95, and Windows NT

IMS. The Import Management System (IMS) controls factory orders from the issue of purchase orders, through letter of credit requests, issues, tracking and release. Additionally, the system tracks factory orders and shipments to the distribution center while recording estimated and actual costs for each factory order. We designed the Import Management System for any business engaged in the importing of finished products and businesses using letters of credit. Other features of IMS include:

•	Tracks import factory orders

•	Tracks and manages letters of credit

•	Tracks factory shipments

•	Records import costing

EDI. EDI Orders and Invoices interfaces to NGC’s Customer Order Processing Module and Invoicing and Accounts Receivable Modules. This software product accepts electronic customer orders and updates them automatically into the NGC Customer Order Processing Module. The EDI customer order data is translated under program control into the NGC database to create customer orders. It provides a comprehensive audit/validation process to check EDI order information prior to posting into the Customer Order file.

EDI Orders and Invoices is a key ingredient of an overall quick response strategy. Significant savings are possible by eliminating manual data entry and printed invoices, which require time and postage to deliver. These EDI facilities can provide a rapid return on investment through improved customer service and internal efficiency gains.

FMS. Full Package production has become an important part of the overall sourcing strategy for many apparel manufacturers. A Full Package environment includes many business activities beyond the sewing process. FMS has been created to address these multiple and complex business processes. Some of the Business Processes encompassed in the bilingual (Spanish and English) FMS system are:

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

EZ-Ship. EZ-Ship facilitates a global sourcing strategy for companies producing sewn products around the world. This multi-lingual system allows for shipping to multiple distribution centers or customers from factories, contractors and suppliers. EZ-Ship supports unlimited ASN and label formats, thereby giving remote shipping sites greater flexibility. EZ-Ship uses a standard import/export data set to easily integrate with most ERP or Distribution Center system. EZ-Ship also integrates with NGC’s Shop Floor Control System (TPM) and NGC’s Internet Sourcing and Production System (e-SPS). EZ-Ship utilizes a web-enabled FTP data exchange utility to easily facilitate data transfer between host and remote systems. Other features of EZ-Ship include:

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

Customers

We primarily target businesses in the retail, apparel, consumer-packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. A sample of companies that have purchased one or more of our products or services is as follows:

Consumer Goods	Chemicals, Oil & Gas, Pharmaceuticals	Retail & Apparel	Manufacturing and Others
Avery Dennison Corporation	Afrox	A/X Armani Exchange	American Racing
Ashley Furniture	Arch Corporation	The Boots Company	A.O. Smith Water Products
Barilla	Berry Plastics Corporation	Broder Brothers	Ad Plastik
Basic American Foods	BP Lubricants	Brown Shoe Company	Cengage Learning
Constellation Wines	Caremark	Carters	Cintas
Cott Beverages	Cambrex Karlskoga AB	Casual Male Retail Group	CNH Case New Holland
Carriage House Companies	Chamberlin-Edmonds	Dana-Co	Corning Cable Systems
Dawn Foods	Dow Chemical Company	Dick’s Sporting Goods	Crown Crafts, Inc.
Farley’s & Sathers Candy Company	Mizuno USA	Everlast Worldwide	Dal-Tile Corporation
Gloria Jeans Coffee	Fisher Scientific International	Georgia Boot	Dassault Falcon Jet
Hamilton Beach Proctor-Silex	Genencor International	Gold Toe Brands	Draka Elevator Products
Haverty Furniture Company	Genzyme Diagnostics	Goody’s Family Clothing	Fastenal Company
Hooker Furniture	Kaiser Healthcare	Hartmarx	IBM/Synertech
Jarden Consumer Products	Millipore	Hugo Boss	Ingram Micro
Johnson Polymer	NB Coatings	Jos. A. Banks Clothiers	Intertape Polymer Group
Lance	Nike	Landau Uniform	Koch Industries
Leviton Manufacturing Company	PDVSA	Lululemon Athletica	Louisana Pacific
L’Oreal USA	Pfizer, Inc.	Maidenform	Newell Rubbermaid
Malt-O-Meal Company	Sandoz	Maggy London	Parker Hannifin
Maybelline Inc.	Shell Oil Company	Polo Ralph Lauren	Porsche Cars North America
McCain Foods	Sigma-Aldrich Corporation	Rafaella Apparel Group	Reliable Automatic Sprinkler
O’Sullivan Furniture	Stepan Company	Rocky Shoes & Boots	School Specialty
Parmalat	West Pharmaceutical	Russell	Snap On, Incorporated
Pernod-Ricard	WM Barr & Company	Savane	Thomas Built Buses
Rand McNally		Tiffany & Co.	Weyerhauser
Reckitt Benckisen	Wholesale Distribution	The Home Depot
Remington Products Company	Amerisource Bergen	Under Armour Performance Apparel
Republic Beverage Company	Barnes Distribution	Unifirst Corp
Rockline Industries	CHF Industries	Warnaco
Snyders of Hanover	Donaldson Company	Wells Lamont
Stanley Works	Farnell InOne	Williamson-Dickie Manufacturing
S.C. Johnson & Sons, Inc.	Group SEB Holdings	VF Corporation
Wm. Wrigley	Holley Carburetors
Xango	Hyundai Motor Australia	Telecommunications & Utilities
	Hyundai Motor America	Britsh Telecom
	Ingersoll-Rand	Energy Future Holdings
	Komatsu Europe International	Huntsville Utilities
	Peugeot International	Piedmont Natural Gas
	Remy International	Saudi Consolidated Electric
	Rheem Manufacturing	Sprint Nextel
	Saab Aircraft	Verifone
	SAIC	Verizon Wireless
Standard Motor Products
Trelleborg

One customer, The Home Depot, accounted for 12% of our total revenues during fiscal year 2008. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector customers. We account for our backlog in deferred revenues (refer to Note 1(c) in Notes to Consolidated Financial Statements).

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

Sales and Marketing

We market our products through direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and have sales and/or support offices in Boston, Chicago, Dallas, and Pittsburgh. We manage sales channels outside of North America from our international offices primarily in the United Kingdom.

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

•

SAP—On January 23, 2006, Logility was named a SAP® Business One Partner to provide supply chain solutions for the small and midsize business market in the United States. Logility has integrated its Demand Solutions application suite with SAP Business One to drive supply chain improvements for small and midsize businesses (SMB). Demand Solutions dovetails with SAP Business One’s solution extending the core business automation capabilities of SAP Business One and provides critical supply chain expertise to help customers predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability.

In addition to these marketing alliances, we have developed a network of agents who assist in selling our products globally. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in North America, South America, Mexico, Europe and the Asia/Pacific region, distribute our product lines in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products. Our global distribution channel consists of 31 organizations with sales, implementation and support resources serving customers in 74 countries.

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

Our client/server and internet-based solutions will be important for our long-term growth. As of April 30, 2008, we employed 79 persons in product research, development and enhancement activities.

Competition

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. Our existing competitors include:

•

Large enterprise resource planning (ERP) application software vendors such as SAP and Oracle, each of which offers sophisticated ERP solutions that currently, or may in the future, incorporate supply chain management modules, advanced planning and scheduling, warehouse management, transportation or collaboration software;

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

We have re-licensed, and expect in the future to re-license, certain software from third parties for use in connection with our products. There can be no assurance that these third-party software vendors will not change their product offerings or that these software licenses will continue to be available to us on commercially reasonable terms, if at all. The termination of any such licenses or product offerings, or the failure of the third-party licensors to adequately maintain or update their products, could result in delays in our ability to ship certain of our products while we seek to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Further, any such delay, if it becomes extended, could result in a material adverse effect on our results of operations.

Company Strategy

Our objective is to become a leading provider of collaborative supply chain solutions and enterprise-wide ERP to enable small, medium, large and Fortune 1000 companies to optimize their operations associated with the planning, sourcing, manufacture, storage, and distribution of products. Our strategy includes the following key elements:

Leverage and Expand Installed Base of Customers. We currently target businesses in the consumer goods, chemicals and pharmaceuticals, food and beverage, apparel and sewn products, and oil and gas industries. We intend to continue to leverage our installed base of more than 1,350 customers to introduce additional functionality, product upgrades, and complementary modules. In addition, we intend to expand sales to new customers in our existing vertical markets and to target additional vertical markets over time.

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

Expand Indirect Channels to Increase Market Penetration. We believe that key relationships with value-added resellers (VARs) will increase sales and expand market penetration of our products and services. For example, on January 23, 2006, Logility was named a SAP® Business One Partner to provide supply chain solutions for the small and midsize business market in the United States. Logility will integrate its Demand Solutions application suite with SAP Business One to drive supply chain improvements for small and midsize businesses (SMB). Demand Solutions will extend the core business automation capabilities of SAP Business One and provide critical supply chain expertise to help customers predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability. In addition, the acquisition of Demand Management added several domestic and international VARs to our indirect channel. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in 74 countries.

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

Increase Penetration of International Markets. In the fiscal year ended April 30, 2008, we generated 10% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. The acquisition of Demand Management by Logility added, at the time, 14 international VARs to its indirect channel. This experienced global distribution network has significantly expanded Logility’s reach and provides sales, implementation and support resources serving customers in 74 countries. We intend to further expand our international presence by creating additional relationships with distributors in South America, Europe, and the Asia/Pacific region.

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

Employees

As of April 30, 2008, we had 315 full-time employees, including 79 in product research, development and enhancement, 45 in customer support, 94 in professional services, 60 in marketing, sales and sales support, and 37 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

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

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that we believe may have a material adverse effect on our business, financial condition, cash flow or results of operations. In that case, the trading price of our securities could decline and you may lose all or part of your investment in our company. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-K.

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

The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased in part as a result of the deterioration in the current business climate within the United States and other geographic regions in which we operate. We expect this intensity of competition to increase in the future. Our current and potential competitors may make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Any significant consolidation among ERP or supply chain software companies could adversely affect our competitive position. Increased competition has resulted and in the future could result in price reductions, lower gross margins, longer sales cycles and the loss of market share. Each of these developments could have a material adverse effect on our operating performance and financial condition.

Many of our current and potential competitors have significantly greater resources than we do, and therefore, we may be at a disadvantage in competing with them.

We directly compete with other supply chain software vendors, including SAP, I2 Technologies, Lawson Software, Inc., Oracle Corporation, QAD Inc., SAP AG, Manhattan Associates, JDA Software Group, Inc. and others. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The ERP software market has experienced significant consolidation. This consolidation has included numerous mergers and acquisitions, including takeovers such as the Oracle acquisitions of Peoplesoft, Reek, ProfitLogic, Inc., 360 Commerce, Siebel Systems, Inc. and Global Logistics Technologies, Inc.; SAP AG’s acquisitions of Triversity, Inc. and Khimetics. Inc.; and JDA Software’s acquisition of Manugistics Group. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations where we suspect that large competitors, in order to encourage customers to purchase licenses of its non-retail specific applications and gain retail market share, have also offered to license at no charge certain of its retail software applications that compete with our solutions. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition. Also, some prospective buyers are experiencing reluctance in purchasing applications that could have a short lifespan due to an acquisition resulting in the application’s life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from a larger vendor than us since those larger vendors offer a wider range of products. Furthermore, certain of these larger vendors such as Oracle Corporation may be capable of bundling their software with their database applications, which underlie a significant portion of our installed applications. When we compete with these larger vendors for new customers, we believe that these larger businesses often attempt to use their size as a competitive advantage against us.

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

In addition, we face competition from the corporate information technology departments of current or potential customers capable of internally developing solutions and we compete with a variety of more specialized software and services vendors, including:

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

The continuing uncertainty in U.S. and global markets may reduce demand for our software and related services, which may negatively affect our revenues and operating results. Our performance may be negatively impacted by macroeconomic or other external influences.

Our revenues and profitability depend on the overall demand for our software, professional services and maintenance. Regional and global economic change and uncertainty and political instability in key geographic areas have resulted in companies reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of the war in the Middle East, terrorist activities, related uncertainties and risks, and other geopolitical issues may adversely impact the purchasing decisions of current or potential customers. Future declines in demand for our products or services could adversely affect our revenues and operating results. We are a technology company selling technology-based solutions with total pricing, including software and services, in many cases, exceeding $500,000. Reductions in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our solutions. We believe that a deterioration in the current business climate within the United States and/or other geographic regions in which we operate, continued delays in capital spending, or the timing of deals closed could have a material adverse impact on our business and our ability to compete, and is likely to further intensify in our already intensely competitive markets.

We are dependent upon key personnel, and need to attract and retain highly qualified personnel in all areas.

Our future operating results depend significantly upon the continued service of a relatively small number of key senior management and technical personnel, including our Chief Executive Officer, James C. Edenfield. None of our key personnel are bound by long-term employment agreements. We do not have in place “key person” life insurance policies on any of our employees. The loss of Mr. Edenfield or one or more other key individuals could have an adverse effect on us.

Our future success also depends on our continuing ability to attract, train retain and motivate other highly qualified managerial and technical personnel. Competition for these personnel is intense, and we have at times experienced difficulty in recruiting and retaining qualified personnel, including sales and marketing representatives, qualified software engineers involved in ongoing product development, and personnel who assist in the implementation of our products and provide other services. The market for such individuals is competitive. For example, it has been particularly difficult to attract and retain product development personnel experienced in object oriented development technologies. Given the critical roles of our sales, product development and consulting staffs, our inability to recruit successfully or any significant loss of key personnel would adversely affect us. A high level of employee mobility and aggressive recruiting of skilled personnel characterizes the software industry. It may be particularly difficult to retain or compete for skilled personnel against larger, better known software companies. We cannot guarantee that we will be able to retain our current personnel, attract and retain other highly qualified technical and managerial personnel in the future, or be able to assimilate the employees from any acquired businesses. We will continue to adjust the size and composition of our workforce to match the different product and geographic demand cycles. If we are unable to attract and retain the necessary technical and managerial personnel, or assimilate the employees from any acquired businesses, our business, operating results and financial condition would be adversely affected.

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

Our growth is dependent upon the successful further development of our direct and indirect sales channels.

We believe that our future growth also will depend on developing and maintaining successful strategic relationships with systems integrators and other technology companies. Our strategy is to continue to increase the proportion of customers served through these indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop these indirect channels. This investment could adversely affect our operating results if these efforts do not generate license and service revenue necessary to offset this investment. Also, our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels will reduce our consulting service revenues, as the third-party systems integrators provide these services. As indirect sales increase, our direct contact with our customer base will decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, these systems integrators and third-party software providers may develop, acquire or market products competitive with our products. Our strategy of marketing our products directly to customers and indirectly through systems integrators and other technology companies may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different systems integrators target the same customers, systems integrators may also come into conflict with each other. Any channel conflicts that develop may have a material adverse effect on our relationships with systems integrators or harm our ability to attract new systems integrators.

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

Historically, we have derived a significant portion of our revenues from the license of software products and the sale of collaborative applications that address vertical market opportunities with manufacturers and wholesalers that supply retail customers. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns in our customers’ industries.

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

We expect to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that purchasing our products is relatively discretionary and generally involves a significant commitment of a customer’s capital resources. Therefore, a downturn in any customer’s business could result in order cancellations that could have a significant adverse impact on our revenues and quarterly results. Moreover, continued declines in general economic conditions could precipitate significant reductions in corporate spending for information technology, which could result in delays or cancellations of orders for our products.

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

We derive a significant portion of our services revenues, and total revenues, from a small number of customers using our services for product enhancement and other optional services. If these customers were to discontinue or delay the usage of these services, or obtain these services from a competitor, our services revenues and total revenues would be adversely affected. Customers may delay or terminate implementation of our services due to budgetary constraints related to economic uncertainty, dissatisfaction with product quality, the difficulty of prioritizing a surplus of information technology projects, changes in business strategy, personnel or priorities, or for other reasons. Such customers may be less likely to invest in additional software in the future and to continue to pay for software maintenance. Since our business relies to a large extent upon sales to existing customers and since maintenance and services revenues are key elements of our revenue base, any reduction in these sales or these maintenance and services payments could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In addition, the Securities and Exchange Commission staff has issued Staff Accounting Bulletin No. 104, which explain how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we currently comply with these standards.

The accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application and with respect to potential interpretations. These discussions and the issuance of new interpretations could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations. In addition, companies we acquire may have historically interpreted software revenue recognition rules differently than we do or may not have been subject to US GAAP as a result of reporting under local GAAP in a foreign country. If we discover that companies we have acquired have interpreted and applied software revenue recognition rules differently than prescribed by US GAAP, we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of the acquired companies’ financial statements.

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

Despite testing by us, our software programs, like all software programs generally, may contain a number of undetected errors or “bugs” when we first introduce them or as new versions are released. We do not discover some errors until we have installed the product and our customers have used it. Errors may result in the delay or loss of revenues, diversion of software engineering resources, material non-monetary concessions, negative media attention, or increased service or warranty costs as a result of performance or warranty claims could lead to customer dissatisfaction, resulting in litigation, damage to our reputation, and impaired demand for our products. Correcting bugs may result in increased costs and reduced acceptance of our software products in the marketplace. Further, such errors could subject us to claims from our customers for significant damages, and we cannot assure you that courts would enforce the provisions in our customer agreements that limit our liability for damages. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

•	vendor hardware platforms;

•	operating systems and updated versions;

•	application software products and updated versions; and

•	database management system platforms and updated versions

Developing consistent software product performance characteristics across all of these combinations could place a significant strain on our development resources and software product release schedules.

If the open source community expands into enterprise application and supply chain software, our license fee revenues may decline.

The open source community is comprised of many different formal and informal groups of software developers and individuals who have created a wide variety of software and have made that software available for use, distribution and modification, often free of charge. Open source software, such as the Linux operating system, has been gaining in popularity among business users. If developers contribute enterprise and supply chain application software to the open source community, and that software has competitive features and scale to support business users in our markets, we will need to change our product pricing and distribution strategy to compete successfully.

Implementation of our products can be complex, time-consuming and expensive; customers may be unable to implement our products successfully and we may become subject to warranty or product liability claims, which could be costly to resolve and result in negative publicity.

Our products must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. Our customers may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Although we test each of our new products and product enhancement releases and evaluate and test the products we obtain through acquisitions before introducing them to the market, there may still be significant errors in existing or future releases of our software products, with the possible result that we may be required to expend significant resources in order to correct such errors or otherwise satisfy customer demands. In addition, defects in our products or difficulty integrating our products with our customers’ systems could result in delayed or lost revenues, warranty or other claims against us by customers or third parties, adverse customer reaction and negative publicity about us or our products and services or reduced acceptance of our products and services in the marketplace, any of which could have a material adverse effect on our reputation, business, results of operations and financial condition.

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

Historically, we have been able to recognize software license revenue upon delivery of our solutions and contract execution. Customers and prospects could ask for unique capabilities in addition to our core capabilities to give them a competitive edge in the market place. These instances could cause us to recognize more of our software license revenue on a contract accounting basis over the course of the delivery of the solution rather than upon delivery and contract execution. The period between initial contact and the completion of the implementation of our products can be lengthy and is subject to a number of factors (over many of which of which we have little or no control) that may cause significant delays. These factors include the size and complexity of the overall project. As a result, a shift toward a higher proportion of software license contracts requiring contract accounting would have a material adverse effect on our operating performance and financial condition and cause our operating results to vary significantly from quarter to quarter.

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

Recent changes in the law require the use of the purchase method of accounting in all new business acquisitions. Many acquisition candidates have significant intangible assets, and an acquisition of these businesses would likely result in significant amounts of goodwill and other intangible assets. The purchase method of accounting for business combinations may require large write-offs of any in-process research and development costs related to companies being acquired, as well as ongoing amortization costs for other intangible assets valued in combinations of companies. Goodwill and certain other intangible assets are not amortized to income, but are subject to at least annual impairment reviews. If the acquisitions do not perform as planned, future write-offs and charges to income arising from such impairment reviews could be significant. In addition, these acquisitions could involve acquisition-related charges, such as one-time acquired research and development charges. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net earnings in the quarter of the combination and for several subsequent years. We may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

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

Our business may require additional capital.

We may require additional capital to finance our growth or to fund acquisitions or investments in complementary businesses, technologies or product lines. Our capital requirements may be impacted by many factors, including:

•	demand for our products;

•	the timing of and extent to which we invest in new technology;

•	the timing of and extent to which we acquire other companies;

•	the level and timing of revenue;

•	the expenses of sales and marketing and new product development;

•	the success and related expense of increasing our brand awareness;

•	the cost of facilities to accommodate a growing workforce;

•	the extent to which competitors are successful in developing new products and increasing their market share; and

•	the costs involved in maintaining and enforcing intellectual property rights.

To the extent that our resources are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. However, additional funding, if needed, may not be available on terms attractive to us, or at all. Our inability to raise capital when needed could have a material adverse effect on our business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our company by our current shareholders would be diluted.

Our international operations and sales subject us to risks associated with unexpected activities outside of the United States.

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. As we grow our international operations, we may need to recruit and hire new consulting, product development, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels, as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe. The following factors, among others, could have an adverse impact on our business and earnings:

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

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	longer collection cycles;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities, particularly throughout Europe;

•	reduced protection for intellectual property rights in some countries;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to the war in Iraq and other American policies that may be unpopular in certain countries;

•	increasing political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries;

•	difficulties in enforcing agreements through foreign legal systems;

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

Changes in the value of the U.S. Dollar, as compared to the currencies of foreign countries where we transact business, could harm our operating results.

To date, our international revenues have been denominated primarily in U.S. Dollars. However, the majority of our international expenses, including the wages of some of our employees, have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

It may become increasingly expensive to obtain and maintain liability insurance.

Our products are often critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. If our products fail to function as required, we may be subject to claims for substantial damages. Courts may not enforce provisions in our contracts that would limit our liability or otherwise protect us from liability for damages. Although we maintain general liability insurance coverage, including coverage for errors or omissions, this coverage may not continue to be available on reasonable terms or in sufficient amounts to cover claims against us. In addition, our insurer may disclaim coverage as to any future claim. If claims exceeding the available insurance coverage are successfully asserted against us, or our insurer imposes premium increases, large deductibles or co-insurance requirements on us, our business and results of operations could be adversely affected.

We contract for insurance to cover a variety of potential risks and liabilities, including those relating to the unexpected failure of our products. In the current market, insurance coverage for all types of risk is becoming more restrictive, and when insurance coverage is offered, the deductible for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact our results of operations.

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

Third parties may assert infringement claims against us. Although we do not believe that our products infringe on the proprietary rights of third parties, we cannot guarantee that third parties will not assert or prosecute infringement or invalidity claims against us. These assertions could distract management, require us to enter into royalty arrangements, and could result in costly and time consuming litigation, including damage awards. Such assertions or defense of such claims may materially adversely affect our business, operating results, or financial condition. In addition, such assertions could result in injunctions against us. Injunctions that prevent us from distributing our products would have a material adverse effect on our business, operating results, and financial condition. If third parties assert such claims against us, we may seek to obtain a license to use such intellectual property rights. There can be no assurance that such a license would be available on commercially reasonable terms. If a patent claim against us were successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software.

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

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of that assessment have required, and continue to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. Over time, we have made significant changes in, and may consider making additional changes to, our internal controls, our disclosure controls and procedures, and our corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our controls, policies and procedures could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

We obtain insurance to cover a variety of potential risks and liabilities, including those relating to the unexpected failure of our products. Our products are often critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. If our products fail to function as required, we may be subject to claims for substantial damages. Courts may not enforce provisions in our contracts that would limit our liability or otherwise protect us from liability for damages. Although we maintain general liability insurance coverage, including coverage for errors or omissions, this coverage may not continue to be available on reasonable terms or in sufficient amounts to cover claims against us. In addition, our insurer may disclaim coverage as to any future claim. If claims exceeding the available insurance coverage are successfully asserted against us, or our insurer imposes premium increases, large deductibles or co-insurance requirements on us, our business and results of operations could be adversely affected.

In the current market, insurance coverage for all types of risk has become more restrictive, and when insurance coverage is offered, the deductible for which we are responsible is larger and premiums have increased substantially. As a result, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could have a material effect on our operating performance and financial condition.

RISKS RELATED TO OUR STOCK PRICE

We could experience fluctuations in quarterly operating results that could adversely impact our stock price.

Our actual quarterly operating results have varied in the past and are expected to continue to vary in the future. It is difficult to predict our revenues and operating results, which have varied widely from quarter to quarter in the past. We expect they will continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. We base our expense levels, operating costs and hiring plans on projections of future revenues, and it is difficult for us to rapidly adjust when actual results do not match our projections. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. License revenues in any quarter depend substantially on the combined contracting activity of the American Software group of companies and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

•	we complete a significant portion of our license agreements within the last few weeks of each quarter;

•

our sales cycle for our products and services from customer to customer, including multiple levels of authorization required by some customers is relatively long and variable because of the complex and mission-critical nature of our products;

•	the demand for our products and services can vary significantly;

•	the size of our license transactions can vary significantly;

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

Variances or slowdowns in our licensing activity in prior quarters may affect current and future consulting, training and maintenance revenues since these revenues typically follow license fee revenues. Our ability to maintain or increase services revenues primarily depends on our ability to increase the number and size of our licensing agreements. In addition, we base our budgeted operating costs and hiring plans primarily on our projections of future revenues. Because most of our expense levels are relatively fixed including employee compensation and rent in the near term, if our actual revenues fall below projections in any particular quarter, our business, operating results, and financial condition could be materially adversely affected. In addition, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses. As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. Although we have grown significantly during the past several years, our prior growth rates may not be an accurate indicator of future operating results. As a result, predictions of our future performance should not be based solely on our historical quarterly revenue and operating results.

Our stock price is volatile and there is a risk of litigation.

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•

customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, management changes, corporate reorganizations or otherwise;

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

Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Although no such lawsuits are currently pending against us and we are not aware that any such lawsuit is threatened to be filed in the future, there is no assurance that we will not be sued based on fluctuations in the price of our common stock. Defending against such lawsuits could result in substantial cost and divert management’s attention and resources. In addition, any settlement or adverse determination of these lawsuits could subject us to significant liabilities.

Our principal shareholders may control our management decisions.

James C. Edenfield, Chief Executive Officer of the Company, and Thomas L. Newberry, Chairman of the Board of Directors, own 100% of our outstanding Class B common stock between them, giving them the right to elect a majority of the Board of Directors. Mr. Edenfield and Dr. Newberry have reported in filings with the Securities and Exchange Commission that they constitute a group, for voting purposes. Current directors and executive officers as a group beneficially own approximately 5.8% of our Class A common stock. Mr. Edenfield, Dr. Newberry and members of their immediate families currently constitute four of the eight members of the Board and, thus, have significant influence in directing the actions of the Board of Directors and all other matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors, the approval of mergers and other business combinations, amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our Company that other shareholders might find favorable, which in turn could adversely affect the market price of our common stock.

Our articles of incorporation and bylaws and Georgia law may inhibit a takeover of our company.

Our basic corporate documents and Georgia law contain provisions that might enable our management to resist a takeover of our Company. These provisions might discourage, delay or prevent a change in the control of our company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. The existence of these provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

The price of our common stock may decline due to shares eligible for future sale or actual future sales of substantial amounts of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Current directors and executive officers of the Company as a group beneficially own approximately 5.8% of our Class A common stock as of June 30, 2008. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

Both the Company and our subsidiary, Logility, are “controlled companies” within the meaning of NASDAQ rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

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

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in an approximately 100,000 square foot office building that we own, at 470 East Paces Ferry Road, N.E., Atlanta, Georgia. We also own a four-story 42,000 square foot building at 3110 Maple Drive, a one-story 1,400 square foot building at 3116 Maple Drive and a one-story 14,000 square foot building at 3120 Maple Drive, each in Atlanta, Georgia.

We lease approximately 1,800 square feet of office space in the United Kingdom. We have also entered into leases for sales offices located in various cities in the United States and overseas. We believe our existing facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

Each of our three segments makes use of the properties at 470 East Paces Ferry Road and the United Kingdom office space.

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

Trading Market

Our Class A Common Shares are listed on the NASDAQ Global Select Market under the symbol AMSWA. As of July 11, 2008, there were over 10,000 holders of Class A Common Shares who held their stock either individually or in nominee or “street” names through various brokerage firms, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years 2008 and 2007, as well as the amount of cash dividends declared in each quarter.

	High	Low	Cash Dividends Declared
Fiscal Year 2008
First Quarter	$13.19	$8.87	$0.08
Second Quarter	11.77	8.06	0.09
Third Quarter	9.31	7.02	0.09
Fourth Quarter	8.85	5.50	0.09

Fiscal Year 2007
First Quarter	$7.48	$5.75	$0.07
Second Quarter	7.20	5.55	0.08
Third Quarter	8.25	6.74	0.08
Fourth Quarter	9.05	6.95	0.08

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2008:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	2,917,171	$5.52	403,348

Dividend Policy

On August 20, 2007, our Board of Directors approved a 12.5% increase to the Company’s quarterly dividend from $0.08 to $0.09 per share. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. The continuation of this policy, and payment of future cash dividends, will be at the sole discretion of the Board of Directors. In exercising this discretion, the Board of Directors will consider our profitability, financial condition, cash requirements, future prospects and other relevant factors.

Stock Price Performance Graph

The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the NASDAQ Composite Index and a peer group index on a quarterly basis. The graph reflects the investment of $100 on April 30, 2003 in the Company’s stock, the NASDAQ Stock Market-US Companies (“NASDAQ Composite Index”) and in the NASDAQ Computer Index, a published industry peer group index. The NASDAQ Computer Index consists of 502 companies, including computer hardware and software companies that furnish computer programming and data processing services, and firms that produce computers, office equipment, and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2008.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2008:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2008 through February 29, 2008	0	$0.00	0	1,752,768
March 1, 2008 through March 31, 2008	173,664	$5.66	0	1,579,104
April 1, 2008 through April 30, 2008	0	$0.00	0	1,579,104

Total Fiscal 2008 Fourth Quarter	173,664	$5.66	0	1,579,104

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the quarter ended April 30, 2008:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2008 through February 29, 2008	0	$0.00	0	223,896
March 1, 2008 through March 31, 2008	114,421	$6.88	0	109,475
April 1, 2008 through April 30, 2008	0	$0.00	0	109,475

Total Fiscal 2008 Fourth Quarter	114,421	$6.88	0	109,475

*	The above share purchase authority was approved by the Logility Board of Directors in December 1997 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.55 million shares of common stock. These actions were announced in December 1997 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Transfer Agent

American Stock Transfer & Trust Company

10150 Mallard Creek Road, Suite 307

Charlotte, NC 28262

Phone: (718) 921-8520

http://www.amstock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the Class A common shares of American Software, Inc:

Archipelago Stock Exchange	Lehman Brothers Inc
Automated Trading Desk	Maxim Group LLC
Cantor, Fitzgerald & Co.	Morgan Stanley & Co., Inc.
Citadel Derivatives Group LLC	Morgan, Keegan & Company
Citigroup Global Markets Inc.	Nasdaq Execution Services LLC
Credit Suisse Securities USA	National Stock Exchange
Domestic Securities, Inc.	Needham & Company, LLC
E*Trade Capital Markets LLC	SunTrust Capital Markets Inc
Hudson Securities, Inc.	Susquehanna Capital Group
ICAP Corporates LLC	Susquehanna Financial Group,
Int’l Securities Exchange	Thomas Weisel Partners
Jefferies & Company, Inc.	Timber Hill Inc.
Knight Equity Markets, L.P.	UBS Securities LLC

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended April 30, 2008, 2007, 2006, 2005, and 2004 is derived from our audited consolidated financial statements. On September 30, 2004, we purchased Demand Management Inc. (“DMI”). DMI’s operations have been included herein since October 2004.

Consolidated Statements of Operations Data:

	Years Ended April 30,
	2008	2007	2006	2005	2004
	( In thousands, except per share data)
Revenues:
License fees	$18,957	$21,080	$17,885	$12,310	$12,353
Services and other	41,656	36,258	34,693	32,771	24,407
Maintenance	28,388	27,029	24,052	19,463	17,898

Total revenues	89,001	84,367	76,630	64,544	54,658

Cost of revenues:
License fees	6,149	6,169	4,147	4,191	4,322
Services and other	29,281	25,105	26,047	22,718	16,747
Maintenance	7,602	7,324	6,590	5,729	4,678
Write-down of capitalized computer software development costs	1,196	—	—	703	—

Total cost of revenues	44,228	38,598	36,784	33,341	25,747

Gross margin	44,773	45,769	39,846	31,203	28,911
Operating expenses:
Research and development costs	7,475	7,555	6,709	4,948	4,203
Sales and marketing expense	15,805	14,079	13,796	12,344	11,459
General and administrative expenses	13,048	13,756	12,983	11,160	9,259
Amortization of acquisition-related intangibles	350	350	350	204	—

Total operating expenses	36,678	35,740	33,838	28,656	24,921

Operating income	8,095	10,029	6,008	2,547	3,990
Other income, net	3,198	4,676	3,573	2,282	2,055

Earnings before income taxes and minority interest	11,293	14,705	9,581	4,829	6,045
Income tax expense	(4,004)	(5,496)	(3,631)	(1,623)	(82)
Minority interest (expense)/income	(756)	(776)	(931)	78	(246)

Net earnings	$6,533	$8,433	$5,019	$3,284	$5,717

Earnings per common share:(a)
Basic	$0.26	$0.34	$0.21	$0.14	$0.25

Diluted	$0.25	$0.33	$0.20	$0.13	$0.23

Weighted average common shares—Basic	25,423	24,616	24,086	23,734	22,851
Diluted	26,547	25,761	25,099	24,474	24,640
Cash dividends declared	$0.35	$0.31	$0.28	$0.28	$0.24

Consolidated Balance Sheet Data:
Cash and cash equivalents	$59,236	$45,627	$29,425	$31,147	$37,530
Investments—short and long term	$16,905	$27,142	$33,223	$27,914	$28,836
Working capital	$68,062	$63,351	$55,048	$48,205	$59,961
Total assets	$120,217	$117,816	$109,889	$104,344	$97,236
Shareholders’ equity	$86,495	$82,731	$79,372	$77,777	$76,453

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.26, $0.34, $0.21, $0.14 and $0.25 for the years ended April 30, 2008, 2007, 2006, 2005 and 2004, respectively. See Note 1(s) of the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2008, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill and intangible assets are impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2008, our goodwill balance was $11.9 million and our intangible assets with definite lives balance was $1.6 million, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write-off the amount by which the unamortized software development costs exceed net realizable value. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. During fiscal year ending April 30, 2008, we recorded an impairment charge of $1.2 million based on such analysis. There was no impairment charge related to capitalized computer software during the years ended April 30, 2007 and 2006. At April 30, 2008, our capitalized software balance was $4.7 million, net of accumulated amortization. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

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

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2008, 2007, and 2006 and the percentage increases and decreases in those items for the years ended April 30, 2008 and 2007:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Revenues:
License	21%	25%	23%	(10)%	18%
Services and other	47	43	45	15	5
Maintenance	32	32	32	5	12

Total revenues	100	100	100	5	10

Cost of revenues:
License	7	7	5	—	49
Services and other	33	30	34	17	(4)
Maintenance	9	9	9	4	11
Write-down of capitalized computer software development costs	1	—	—	nm	nm

Total cost of revenues	50	46	48	15	5

Gross margin	50	54	52	(2)	15

Research and development	8	9	9	(1)	13
Sales and marketing	18	17	18	12	2
General and administrative	15	16	17	(5)	6
Amortization of acquisition-related intangibles	—	—	—	—	—

Total operating expenses	41	42	44	3	6

Operating income	9	12	8	(19)	67
Other income:
Interest income	3	3	2	8	47
Other, net	—	2	3	(89)	(3)
Charge for investment impairment	—	—	—	—	(100)

Earnings before income taxes and minority interest	12	17	13	(23)	53
Income tax expense	(4)	(7)	(5)	(27)	51
Minority interest expense	(1)	(1)	(1)	(3)	nm

Net earnings	7%	9%	7%	(23)%	68%

nm—not meaningful

Economic Overview

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in U.S. and global credit markets. During fiscal 2008, we believe the weakness in the overall world economy and the U.S. economy in particular has resulted in reduced expenditures in the business software market.

However, we believe over the long-term information technology spending should incrementally improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time due in part to the recent concerns in the global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

Business opportunities and risks

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

•

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

•	Competitive Technologies. There is a risk that our competitors may develop technologies that are substantially equivalent or superior to our technology.

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

For more information, please see “Risk Factors” in Item 1A. above.

Adoption of New Accounting Pronouncements

Adoption of FIN 48. The Company adopted Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on May 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold for the financial statement recognition and measurement of a tax position take or expected to be taken within an income tax return. As a result of the adoption of FIN 48, we recognized a cumulative effect adjustment which we recorded by a decrease of approximately $1.4 million to current income taxes payable and recorded a corresponding increase to the May 1, 2007 balance of retained earnings. As of April 30, 2008 and May 1, 2007, we have recorded approximately $148,000 and $115,000, respectively, of unrecognized tax benefits, inclusive of interest and penalties, all of which would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of April 30, 2008 and May 1, 2007, we had recorded a liability for potential penalties and interest of approximately $53,000 and $52,000, respectively, related to uncertain tax positions.

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

As a result of adopting SFAS 123(R) on May 1, 2006, our earnings before income taxes and net earnings for the fiscal year ended April 30, 2007 were lower by $377,000, with related income tax benefit of $45,000, than they would have been if we had continued to account for share-based compensation under APB Opinion No. 25.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Expected volatilities are based on historical volatility of our stock or the stock of our parent, ASI, for the period previous to our incorporation in fiscal 1997. We applied the short cut method as prescribed in SAB No. 107, Share-Based Payment, to estimate the term that options are expected to be outstanding and used historical data to estimate the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of the grant with a term approximating the expected term. Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the year ended April 30, 2008 and 2007, we issued 762,778 and 317,594 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2008 and 2007 based on market value at the exercise dates was $5,032,924 and $1,410,802, respectively. As of April 30, 2008, unrecognized compensation cost related to unvested stock option awards totaled approximately $2.1 million and is expected to be recognized over a weighted average period of 2.0 years.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements due to the current diversity in practice. SAB 108 requires companies to use two approaches when quantifying financial statement misstatements. We adopted SAB 108 for the year ended April 30, 2007. This issue did not have a material impact on our 2007 consolidated financial statements.

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

Our SCM segment experienced a slight upward trend in revenues of 3% during fiscal 2008 when compared to fiscal 2007 due primarily to 1) improved execution within our Demand Management Inc. (DMI) subsidiary and increased services and maintenance revenues from both business units. Larger software license fee deals decreased due to the overall general economic conditions in the U.S. that delayed purchases of our software products in the second half of fiscal 2008. Services and maintenance revenues have trended upward as a result of increased license fees sales in prior periods. The improvement in our SCM segment was centered in the first two quarters of fiscal 2008 with declining results in the third and fourth quarters.

The ERP segment revenues decreased 5% in fiscal 2008 when compared to fiscal 2007. License fee sales decreased 9% in fiscal 2008 when compared to fiscal 2007 due to 1) the overall general economic conditions in the U.S. that delayed purchases of our software products in the second half of fiscal 2008 and 2) heavy competition in the ERP segment from major software vendors.

Our IT Consulting segment has experienced an upward trend in revenues of approximately 24% in fiscal 2008 when compared to fiscal 2007 as a result of more customers outsourcing IT staffing work rather than hiring. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. This trend has resulted in increased business for this segment. However, there is a countervailing trend to outsourcing IT to international markets that historically have been more price competitive than domestic sources, like ourselves. The Home Depot comprised 47% of our IT Consulting revenues in fiscal 2008 and 38% in fiscal 2007. The loss of this customer would negatively and materially affect our IT consulting business.

We do not segment our business on a geographic basis due to the fact that international revenues have historically constituted only 8-12% of total revenues.

REVENUE

	Years Ended April 30,
				% Change		% of Total Revenue
	2008	2007	2006	2008 to 2007	2007 to 2006	2008	2007	2006
	(in thousands)
License	$18,957	$21,080	$17,885	(10)%	18%	21%	25%	23%
Services and other	41,656	36,258	34,693	15%	5%	47%	43%	45%
Maintenance	28,388	27,029	24,052	5%	12%	32%	32%	32%

Total revenues	$89,001	$84,367	$76,630	5%	10%	100%	100%	100%

For the fiscal year ended April 30, 2008, the increase in total revenues was attributable to increases in services and maintenance revenues partially offset by a decrease in license fee revenues. For fiscal year ended April 30, 2007, the increase in total revenues was attributable to increases in license fee and maintenance revenues.

International revenues represented approximately 10% of total revenues for both the years ended April 30, 2008 and April 30, 2007. International revenues represented approximately 9% of total revenues for the year ended April 30, 2006. The increase in international revenues from fiscal year 2006 to 2007 was due primarily to the increased sales at DMI, which receives a larger portion of its revenues from international customers.

Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

License revenue

For the year ended April 30, 2008, license fee revenues decreased by 10% compared to last year due to a difficult selling environment as a result of the overall general economic conditions in the U.S. that delayed purchases of our software products in the second half of fiscal 2008. License fee revenues from Logility decreased 10% to $14.6 million and constituted 77% of total license fee revenues for the year ended April 30, 2008, compared to $16.2 million for the prior year period, which comprised 77% of total license fee revenues. Our ERP segment, which includes New Generation Computing, license fees decreased 9% to $4.4 million in fiscal 2008 compared to $4.8 million for fiscal 2007.

For the year ended April 30, 2007, license fee revenues increased by 18% compared to fiscal 2006 due to an improved selling environment and better sales execution in the SCM and the ERP segment. License fee revenues from Logility increased 17% to $16.2 million and constituted 77% of total license fee revenues for the year ended April 30, 2007, compared to $13.9 million for the prior year period, which comprised 78% of total license fee revenues. Our ERP segment, which includes New Generation Computing, license fees increased 21% to $4.8 million in fiscal 2007 compared to $4.0 million for fiscal 2006.

The direct sales channel provided approximately 64% of license fee revenues for the year ended April 30, 2008, compared to approximately 70% a year ago. This decrease is primarily the result of the additional revenue from Logility’s indirect sales channel, which primarily sells products of the Demand Management subsidiary. The direct sales channel provided approximately 70% of license fee revenues for the year ended April 30, 2007, compared to approximately 83% the previous year. This decrease was primarily the result of the additional revenues from Logility’s indirect sales channel.

For the year ended April 30, 2008, our margins after commissions on direct sales were approximately 82%, and our margins after commissions on indirect sales were approximately 50%. For the year ended April 30, 2007, our margins after commissions on direct sales were approximately 83%, and our margins after commissions on indirect sales were approximately 52%. For the year ended April 30, 2006, our margins after commissions on direct sales were approximately 83%, and our margins after commissions on indirect sales were approximately 46%.

Services and other revenue

The increase in services and other revenues for the year ended April 30, 2008 was primarily the result of an increase in our IT Staffing business unit, The Proven Method, as several of its customers increased utilization of outside contractors and to a lesser extent due to Logility implementation services due to improved license fees sales in recent periods. The increase in services and other revenues for the year ended April 30, 2007 was primarily the result of an increase in Logility implementation services due to improved license fees sales and to a lesser extent due to The Proven Method, as several of its customers increased utilization of outside contractors. In our software business units, we have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance revenue

The increase in total maintenance revenues for the year ended April 30, 2008 was due primarily to increased maintenance revenue from Logility as a result of improved license fees in the prior quarters. This was partially offset by an 8% decrease in maintenance revenues from our ERP customers when compared to fiscal 2007. For the year ended April 30, 2008, maintenance revenues from Logility increased 9% to $22.5 million, and constituted 79% of total maintenance revenues, compared to $20.7 million for the prior year period, which comprised 77% of total maintenance revenues. The 12% increase in total maintenance revenues for the year ended April 30, 2007 compared to the prior year was due primarily to increased maintenance revenue from Logility as a result of improved license fees in the prior quarters. This was partially offset by a 1% decrease in maintenance revenues from legacy ERP customers when compared to fiscal 2006. For the year ended April 30, 2007, maintenance revenues from Logility increased 17% to $20.7 million, and constituted 77% of total maintenance revenues, compared to $17.6 million for the prior year period, which comprised 73% of total maintenance revenues. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Years Ended April 30,
	2008		2007		2006
	(in thousands)
Gross margin on license fees	$12,808	68%	$14,911	71%	$13,738	77%
Gross margin on services and other	12,375	30%	11,153	31%	8,646	25%
Gross margin on maintenance	20,786	73%	19,705	73%	17,462	73%
Write down of capitalized software development costs	(1,196)	nm	—	nm	—	nm

Total gross margins	$44,773	50%	$45,769	54%	$39,846	52%

Total gross margin excluding write-down of capitalized computer software development costs	$45,969	52%	$45,769	54%	$39,846	52%

The decrease in total gross margin percentage for the year ended April 30, 2008 was due primarily to the decrease in gross margin percentage on license fees and services and other revenues.

The increase in total gross margin percentage for the year ended April 30, 2007 was due primarily to the increase in gross margin percentage on services and other revenues and partially offset by a decrease in license fees revenues.

Gross Margin on License Fees

The decrease in license fee gross margin percentage for the year ended April 30, 2008 compared to fiscal 2007 was due primarily to overall decrease in license fee sales and to a lesser extent to the increase of license sales through Logility’s indirect channel at DMI, whose agent commissions are expensed to cost of license fees. The margin decrease was partially offset by lower amortization of capitalized software development costs as a result of the write-down of capitalized software during the third quarter of fiscal 2008. The decrease in license fee gross margin percentage for the year ended April 30, 2007 compared to fiscal 2006 was due primarily to an increase in license fee sales through Logility’s indirect channel at DMI whose agent commissions are expensed to cost of license fees. Also, the decrease was due to a lesser extent to an increase in amortization of capitalized software development costs as a result of the completion of amortization for several R&D projects. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel. We expect capitalized software amortization to be slightly lower in fiscal 2009 compared to fiscal 2008.

Gross Margin on Services and Other

For the year ended April 30, 2008, our gross margin percentage on services and other revenues decreased primarily due to increased revenue at our IT Consulting business unit, which typically has lower margins when compared to the other business units that have higher margin implementation service revenue. The IT Consulting service revenues increased 24% to $23.2 million in fiscal 2008 when compared to $18.7 million in fiscal 2007. The IT Consulting segment was 56% of the Company’s service revenues in fiscal 2008 compared to 52% in fiscal 2007. Also, Logility’s service revenues increased 14% to $7.8 million in fiscal 2008 when compared to $6.8 million in fiscal 2007.

For the year ended April 30, 2007, our gross margin percentage on services and other revenues increased primarily due to increased revenues at Logility which has higher margin implementation service revenues. Logility’s services revenues increased 18% to $6.8 million in fiscal 2007 when compared to fiscal 2006. Also, our IT Consulting margins improved when compared to fiscal 2006 due to improved contracted utilization rates. The IT Consulting segment was 52% of the Company’s services revenues in fiscal 2007 compared to 54% in fiscal 2006.

Gross Margin on Maintenance

Maintenance gross margin percentage has remained consistent for the years ended April 30, 2008, 2007 and 2006.

Write-down of Capitalized Computer Software Development Costs

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

EXPENSES

	Years Ended April 30,
				% of Revenues
	2008	2007	2006	2008	2007	2006
	(in thousands)
Research and development	$7,475	$7,555	$6,709	8%	9%	9%
Sales and marketing	15,805	14,079	13,796	18%	17%	18%
General and administrative	13,048	13,756	12,983	15%	16%	17%
Amortization of acquisition-related intangible assets	350	350	350	0%	0%	0%
Other income	3,198	4,676	3,573	4%	5%	5%
Income tax expense	(4,004)	(5,496)	(3,631)	(4)%	(7)%	(5)%
Minority interest expense	(756)	(776)	(931)	(1)%	(1)%	(1)%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended
	April 30, 2008	Percent Change	April 30, 2007	Percent Change	April 30, 2006
	(in thousands)
Total capitalized computer software development costs	$2,155	-5%	$2,264	-7%	$2,424
Percentage of gross product research and development costs	22%		23%		27%
Purchase accounting impact on share repurchases by subsidiary and related tax effect	89	nm	12	nm	(220)
Percentage of total revenues	0%		0%		0%
Total research and development expense	7,475	-1%	7,555	13%	6,709

Percentage of total revenues	8%		9%		9%
Total research and development expense and capitalized computer software development costs	$9,719	-1%	$9,831	10%	$8,913

Percentage of total revenues	11%		12%		12%
Total amortization of capitalized computer software development costs*	$2,523	-12%	$2,851	33%	$2,129

nm: not meaningful

*	Included in cost of license fees

For the year ended April 30, 2008, gross product research and development and capitalized software development costs decreased slightly when compared to the same period last year. These changes were primarily due to lower variable compensation costs when compared to fiscal 2007. We expect gross R&D costs for fiscal 2009 to remain relatively the same as in fiscal 2008; however, we expect capitalized product development costs to be slightly lower in coming quarters as a result of fewer capitalizable R&D projects and we also expect capitalized software amortization expense to decrease slightly in fiscal 2009 when compared to fiscal 2008.

For the year ended April 30, 2007, gross product research and development costs increased when compared to the same period last year and capitalized software development costs decreased when compared to fiscal 2006. These changes were primarily due to increased gross R&D costs but lower capitalizable R&D projects during the period.

Sales and Marketing

In the year ended April 30, 2008, the increase in sales and marketing expenses was due primarily to the increased cost in our IT Consulting and Logility business units from higher headcount and increased marketing-related expenses. Commissions on indirect sales are generally recorded to cost of sales.

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

General and Administrative

For the year ended April 30, 2008, the decrease in general and administrative expenses was primarily due to lower variable compensation expense partially offset by increased audit-related fees, an increase in the provision for doubtful accounts and an increase in headcount. For the year ended April 30, 2007, the increase in general and administrative expenses was primarily due to stock-based compensation expense. On April 30, 2008, the total number of employees was approximately 315, compared to approximately 308 on April 30, 2007 and 310 on April 30, 2006.

Amortization of Acquisition-related Intangible

For the year ended April 30, 2008, we recorded $392,000 in intangible amortization expense related to the DMI acquisition that occurred on September 30, 2004, of which $42,000 related to amortization of acquired software. This amount is included in cost of licenses fees and $350,000 related to other intangible assets is included in operating expenses. Additionally, we recorded $25,000 related to purchased software and $62,000 related to the Logility treasury stock buy-back (see Note 1(l)). For the year ended April 30, 2007, we recorded $450,000 in intangible amortization expense related to the DMI acquisition, of which $100,000 related to amortization of acquired software is included in cost of licenses fees and $350,000 related to other intangible assets is included in operating expenses. Additionally, we recorded $25,000 related to purchased software and $20,000 related to the Logility treasury stock buy-back (see note 1(l)).

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses and realized and unrealized gains and losses from investments. Other income decreased to approximately $3.2 million in the year ended April 30, 2008 compared to approximately $4.7 million a year ago. This decrease was primarily the result of, 1) lower market yields realized on investments, 2) unrealized losses on investments, and to a lesser extent 3) a decrease in rental income from subleases on our Atlanta property in fiscal 2008. This was partially offset by an increase in our cash available for investment.

Other income increased to approximately $4.7 million in the year ended April 30, 2007 compared to approximately $3.6 million the previous year. This increase was primarily the result of 1) increase in our cash available for investment, 2) increased market yields realized on investments, 3) unrealized gains on investments, 4) an increase in rental income from subleases on our Atlanta property in fiscal 2007 and 5) in fiscal 2006 our Logility subsidiary recorded a $281,000 investment impairment charge related to a minority investment.

Income Taxes

During fiscal 2008, the Company recorded income tax expense of $4.0 million compared to $5.5 million in fiscal 2007 and $3.6 million in fiscal 2006. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits and net operating loss carryforwards. Our tax effective rate was 35.5%, 37.4% and 37.9% in fiscal years 2008, 2007 and 2006, respectively. We expect the Company’s tax effective rate to be in the range of 35% to 38% in the next fiscal year.

Minority Interest

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest expense recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to successively lower income levels in fiscal 2008 and fiscal 2007 at Logility, we recorded $756,000 in minority interest expense in fiscal 2008 compared to $776,000 minority interest expense in fiscal 2007 and $931,000 minority interest expense in fiscal 2006.

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

The following tables show information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2008 and 2007. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended April 30
	2008	2007
	(in thousands)
Net cash provided by operating activities	$10,382	$18,169
Net cash provided by investing activities	8,646	3,215
Net cash used in financing activities	(5,419)	(5,182)

Net change in cash and cash equivalents	$13,609	$16,202

For the year ended April 30, 2008, the decrease in cash provided by operating activities was due primarily to decreases in the net proceeds of trading securities due to timing of trading activity, deferred income taxes due to an increased tax payments, net earnings (offset by a non cash impairment charge related to capitalized computer software development costs), accounts payable and other accruals due to timing of payments, tax benefits realized from stock options due to increases in the exercises of stock options, depreciation and amortization and other activity and changes in operating assets and liabilities. This was partially offset by increases in loss on unrealized investments, accounts receivable and deferred revenue. The increase in cash provided by in investing activities in fiscal 2008 compared to fiscal 2007 was due primarily to the increase in net proceeds of investments and lower capitalized software development costs and proceeds from exercises of stock options granted by our subsidiary, Logility. This was partially offset by a decrease in the proceeds from the sale of a life insurance policy during 2007 and increased goodwill and purchases of property and equipment. The increase in cash used in financing activities was due primarily to an increase in our cash dividends paid on common stock and the repurchase of common stock. This was partially offset by an increase in proceeds from exercise of stock options and the excess tax benefits from stock-based compensation when compared to the prior fiscal year.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30
	2008	2007
	(in thousands)
Cash and cash equivalents	$59,236	$45,627
Investments	16,905	27,142

Total cash and investments	$76,141	$72,769

Net increase in total cash and investments	$3,372	$10,121

The following table provides information regarding our known contractual obligations as of April 30, 2008 (in thousands):

Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$3,744	$921	$1,315	$1,216	$292

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $76.1 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of free cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that our Logility subsidiary generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments). For the year ended April 30, 2008, we utilized approximately $2.8 million in cash from operations, exclusive of cash that Logility generated from its operations.

Days Sales Outstanding in accounts receivable were 67 days as of April 30, 2008, compared to 66 days as of April 30, 2007. This slight increase was due primarily to the timing of collections. Our current ratio on April 30, 2008 was 3.5 to 1 compared to 3.2 to 1 in fiscal 2007.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of July 14, 2008, we have repurchased approximately 2.7 million shares of common stock at a cost of approximately $10.0 million.

On December 15, 1997, Logility’s Board of Directors approved a resolution authorizing it to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. Under these repurchase plans, through July 14, 2008, Logility had purchased a cumulative total of approximately 1.5 million shares of common stock at a total cost of approximately $9.2 million.

See Item 5 of this report, under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009. We are currently assessing the impact that the implementation of SFAS No. 157 will have on our 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective at the beginning of fiscal years beginning after November 15, 2007. We are currently assessing the impact that electing fair value measurement would have on our 2009 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply this Statement prospectively to business combinations for which the acquisition date is on or after May 1, 2009. We are in the process of evaluating the impact of SFAS No. 141R on our 2010 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of operations. SFAS No. 160 is effective for all periods beginning after December 15, 2008. We do not expect our adoption of SFAS No. 160 to have a material impact on our 2010 consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Foreign Currency. For the fiscal year ended April 30, 2008, we generated 10% of our revenues outside of the United States. We typically denominate our international sales in U.S. Dollars, Euros or British Pounds Sterling. We denominate our expenses associated with our international operations in local currencies. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies We recorded an exchange rate gain of $49,000 and $124,000 in fiscal 2008 and 2007, respectively. We estimate that a 10% movement in foreign currency rates would have the effect of creating up to a $138,000 exchange gain or loss.

Interest rates and other market risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities as of April 30, 2008 was approximately $73.3 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency and are minor.

Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. In addition, our investments in equity securities are subject to stock market volatility. Due in part to these factors, our future investment income may fall short of expectations or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates. We attempt to mitigate risk by holding fixed-rate securities to maturity, but, if our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal. We believe that a 10% fluctuation in interest rates would not have a material effect on our financial condition or results of operations.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of April 30, 2008.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of April 30, 2008, and this attestation report follows immediately below.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited American Software Inc.’s internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Software Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8(a)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, American Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2008, and our report dated July 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Atlanta, Georgia

July 14, 2008

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries (the “Company”) as of April 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2008. In connection with our audits of the consolidated financial statement, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements effective May 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment in 2007.

As discussed in Note 6 to the consolidated financial statements, effective May 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Software, Inc.’s internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Atlanta, Georgia

July 14, 2008

American Software, Inc. and Subsidiaries

Consolidated Balance Sheets

April 30, 2008 and 2007

(in thousands, except share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$59,236	$45,627
Investments	16,905	27,142
Trade accounts receivable, less allowance for doubtful accounts of $215 at April 30, 2008 and $162 at April 30, 2007:
Billed	12,563	12,489
Unbilled	3,311	3,860
Prepaid expenses and other current assets	2,946	2,560

Total current assets	94,961	91,678
Property and equipment, net	6,903	7,080
Capitalized software, net	4,657	6,137
Goodwill	11,912	11,210
Other intangibles, net	1,586	1,472
Other assets	198	239

Total assets	$120,217	$117,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,578	$1,138
Accrued compensation and related costs	2,260	3,308
Dividends payable	2,286	1,984
Other current liabilities	3,694	5,545
Deferred income taxes	640	911
Deferred revenue	16,441	15,441

Total current liabilities	26,899	28,327
Deferred income taxes	1,202	1,697
Minority interest	5,621	5,061
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 26,467,534 shares at April 30, 2008 and 25,418,913 shares at April 30, 2007	2,647	2,542
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,886,586 shares at April 30, 2008 and 3,157,294 shares at April 30, 2007; convertible into Class A shares on a one-for-one basis	288	315
Additional paid-in capital	87,256	81,614
Accumulated other comprehensive income	67	67
Retained earnings	17,725	18,698
Class A treasury stock, 3,955,849 shares at April 30, 2008 and 3,782,185 shares at April 30, 2007	(21,488)	(20,505)

Total shareholders’ equity	86,495	82,731

Commitments and contingencies
Total liabilities and shareholders’ equity	$120,217	$117,816

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended April 30, 2008, 2007, and 2006

(In thousands, except per share data)

	2008	2007	2006
Revenues:
License	$18,957	$21,080	$17,885
Services and other	41,656	36,258	34,693
Maintenance	28,388	27,029	24,052

Total revenues	89,001	84,367	76,630

Cost of revenues:
License	6,149	6,169	4,147
Services and other	29,281	25,105	26,047
Maintenance	7,602	7,324	6,590
Write-down of capitalized computer software development costs	1,196	—	—

Total cost of revenues	44,228	38,598	36,784

Gross margin	44,773	45,769	39,846

Research and development	7,475	7,555	6,709
Sales and marketing	15,805	14,079	13,796
General and administrative	13,048	13,756	12,983
Amortization of acquisition-related intangibles	350	350	350

Total operating expenses	36,678	35,740	33,838

Operating income	8,095	10,029	6,008
Other income:
Interest income	2,997	2,771	1,882
Other, net, primarily investment income and mark to market adjustments	201	1,905	1,972
Charge for investment impairment	—	—	(281)

Earnings before income taxes and minority interest	11,293	14,705	9,581
Income tax expense	(4,004)	(5,496)	(3,631)
Minority interest expense	(756)	(776)	(931)

Net earnings	$6,533	$8,433	$5,019

Earnings per common share: (a)
Basic	$0.26	$0.34	$0.21

Diluted	$0.25	$0.33	$0.20

Shares used in the calculation of earnings per common share:
Basic	25,423	24,616	24,086
Diluted	26,547	25,761	25,099

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.26, $0.34 and $0.21 for the years ended April 30, 2008, 2007 and 2006, respectively. See Note 1 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

Years ended April 30, 2008, 2007, and 2006

(in thousands, except share data)

	Common stock				Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Treasury stock	Total shareholders’ equity	Comprehensive income
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2005	24,224,198	$2,422	3,519,994	$352	$75,706	$139	$19,663	$(20,505)	$77,777
Proceeds from stock options exercised	493,039	48	—	—	2,021	—	—	—	2,069
Conversion of Class B shares into Class A shares	195,000	20	(195,000)	(20)	—	—	—	—	—
Issuance of 6,693 Class A shares under Dividend Reinvestment and Stock Purchase Plan	6,693	2	—	—	39	—	—	—	41
Net change in minority interest resulting from changes in subsidiary equity	—	—	—	—	98	—	—	—	98
Net earnings	—	—	—	—	—	—	5,019	—	5,019	$5,019
Dividends declared	—	—	—	—	—	—	(6,766)	—	(6,766)
Tax benefit of stock option exercises	—	—	—	—	1,137	—	—	—	1,137
Translation adjustments	—	—	—	—	—	(3)	—	—	(3)	(3)

Comprehensive income for fiscal 2006										$5,016

Balance at April 30, 2006	24,918,930	2,492	3,324,994	332	79,001	136	17,916	(20,505)	79,372
Proceeds from stock options exercised	317,594	33	—	—	1,139	—	—	—	1,172
Stock-based compensation	—	—	—	—	825	—	—	—	825
Conversion of Class B shares into Class A shares	167,700	17	(167,700)	(17)	—	—	—	—	—
Issuance of 14,689 Class A shares under Dividend Reinvestment and Stock Purchase Plan	14,689	—	—	—	22	—	—	—	22
Net change in minority interest resulting from changes in subsidiary equity	—	—	—	—	(126)	—	—	—	(126)
Net earnings	—	—	—	—	—	—	8,433	—	8,433	$8,433
Dividends declared	—	—	—	—	—	—	(7,651)	—	(7,651)
Tax benefit of stock option exercises	—	—	—	—	753	—	—	—	753
Translation adjustments	—	—	—	—	—	(69)	—	—	(69)	(69)

Comprehensive income for fiscal 2007										$8,364

Balance at April 30, 2007	25,418,913	2,542	3,157,294	315	81,614	67	18,698	(20,505)	82,731
Proceeds from stock options exercised	762,778	77	—	—	2,976	—	—	—	3,053
Stock-based compensation	—	—	—	—	800	—	—	—	800
Conversion of Class B shares into Class A shares	270,708	27	(270,708)	(27)	—	—	—	—	—
Issuance of 15,135 Class A shares under Dividend Reinvestment and Stock Purchase Plan	15,135	1	—	—	53	—	—	—	54
Net change in minority interest resulting from changes in subsidiary equity	—	—	—	—	196	—	—	—	196
Net earnings	—	—	—	—	—	—	6,533	—	6,533	$6,533
Dividends declared	—	—	—	—	—	—	(8,938)	—	(8,938)
Repurchase of common shares	—	—	—	—	—	—	—	(983)	(983)
FIN 48 cumulative effect adjustment	—	—	—	—	—	—	1,432	—	1,432
Tax benefit of stock option exercises	—	—	—	—	1,617	—		—	1,617

Comprehensive income for fiscal 2008										$6,533

Balance at April 30, 2008	26,467,534	$2,647	2,886,586	$288	$87,256	$67	$17,725	$(21,488)	$86,495

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended April 30, 2008, 2007, and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net earnings	$6,533	$8,433	$5,019
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,027	4,392	3,618
Stock-based compensation expense	800	825	—
Investment impairment and write-down of capitalized computer software development costs	1,196	—	281
Bond amortization	(14)	(255)	(92)
Tax benefit of options exercised	1,617	2,053	3,479
Excess tax benefits from stock-based compensation	(1,377)	(1,256)	—
Net loss (gain) on investments	668	(675)	(1,218)
Minority interest in net earnings of subsidiary	756	776	931
Deferred income taxes	(1,025)	1,987	174
Changes in operating assets and liabilities:
Purchases of trading securities	(22,947)	(20,961)	(20,921)
Proceeds from sale of trading securities	4,122	21,019	17,778
Return on capital of equity method investment	322	—	—
Proceeds from maturities of trading securities	15,603	2,050	2,003
Accounts receivable, net	475	(533)	(3,306)
Prepaid expenses and other assets	(345)	(69)	(358)
Accounts payable and other liabilities	(1,029)	248	1,579
Deferred revenue	1,000	135	1,573

Net cash provided by operating activities	10,382	18,169	10,540

Cash flows from investing activities:
Capitalized computer software development costs	(2,233)	(2,264)	(2,620)
Intangible asset	(575)	(110)	(189)
Goodwill	(470)	(90)	(584)
Purchases of property and equipment, net of disposals	(842)	(435)	(678)
Proceeds from maturities of investments	42,057	106,781	93,899
Purchases of investments	(29,894)	(101,880)	(96,758)
Return of capital from equity method investment	320	—	—
Net change in minority interest resulting from changes in subsidiary equity	—	—	(659)
Proceeds from exercise of stock options by subsidiary	283	161	596
Proceeds from sale of life insurance policy	—	1,052	—

Net cash provided by (used in) investing activities	8,646	3,215	(6,993)

Cash flows from financing activities:
Proceeds from Dividend Reinvestment and Stock Purchase Plan	54	22	39
Repurchase of common stock	(983)	—	—
Excess tax benefits from stock-based compensation	1,377	1,256	—
Proceeds from exercise of stock options	2,770	1,012	1,475
Dividends paid	(8,637)	(7,472)	(6,783)

Net cash used in financing activities	(5,419)	(5,182)	(5,269)

Net change in cash and cash equivalents	13,609	16,202	(1,722)
Cash and cash equivalents at beginning of year	45,627	29,425	31,147

Cash and cash equivalents at end of year	$59,236	$45,627	$29,425

Supplemental disclosures of cash paid during the year for:
Income taxes	$2,445	$1,463	$323
Interest	$—	$—	$—
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$2,286	$1,984	$1,712
Tax effect of treasury share purchases by a subsidiary	$259	$13	$237
FIN 48 cumulative effect adjustment	$1,432	$—	$—

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2008, 2007, and 2006

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

•

The Collaborative Supply Chain Management segment consists of Logility, Inc., an 88% owned subsidiary, as of April 30, 2008 (see Note 11), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners.

•

The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry specific business software to both retailers and manufacturers primarily in the Apparel, Sewn Products and Furniture industries.

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

April 30, 2008, 2007, and 2006

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed under primarily time and materials arrangements and are recognized as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, (EITF No. 01-14), the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenues and totaled approximately $1,904,000, $1,385,000 and $876,000 for 2008, 2007 and 2006, respectively.

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

Sales Taxes. We account for sales taxes on a net basis in accordance with EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation).

(d) Cost of Revenues

Cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits and value added reseller (VAR) commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel. Commission costs for maintenance are deferred and amortized over the related maintenance term.

(e) Cash Equivalents

Cash equivalents of $56.4 million and $43.1 million at April 30, 2008 and 2007, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

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

(g) Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded an allowance for the cost of returns and product warranty claims at April 30, 2008 or 2007.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts of expense/(recovery) to operations were approximately $134,000, $(18,000) and $(3,000) for 2008, 2007 and 2006, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

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

(i) Furniture, Equipment, and Purchased Computer Software

Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation of computer and communications equipment and furniture and fixtures is calculated using the straight-line method based upon the estimated useful lives of the assets ranging from three to seven years. Purchased computer software costs represent the cost of acquiring computer software. Amortization of purchased computer software costs is calculated using the straight-line method over periods of three to five years. Depreciation and amortization expense on furniture, equipment, and purchased computer software was $1,019,000, $1,024,000 and $1,003,000 in 2008, 2007, and 2006, respectively.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

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

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2008	2007	2006
	(in thousands)
Total capitalized computer software development costs	$2,155	$2,264	$2,423
Purchase accounting impact on treasury share repurchases by subsidiary	89	12	(220)
Total research and development expense	7,475	7,555	6,709

Total research and development expense and capitalized computer software development costs	$9,719	$9,831	$8,912

Total amortization of capitalized computer software development costs	$2,523	$2,851	$2,129
Write-off of capitalized computer software costs as a result of net realizable value analysis, net of accumulated amortization	$1,196	$—	$—

Capitalized computer software development costs consist of the following at April 30, 2008 and 2007 (in thousands):

	2008	2007
Capitalized computer software development costs	$9,877	$26,269
Accumulated amortization	(5,220)	(20,132)

	$4,657	$6,137

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s treasury stock repurchases. During fiscal 2008 and 2007, the Company capitalized $89,000 and $12,000, respectively, as a result of such repurchases.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

In fiscal 2006, the Company recorded purchase price adjustments of approximately $417,000 to reallocate costs previously classified as capitalized software. Such amounts were reallocated among goodwill, deferred income taxes and other intangible assets. These costs are being amortized ratably based on the projected revenues associated with the related assets of Logility, Inc. or on a straight-line basis over three years, whichever method results in a higher level of amortization. In the third quarter of fiscal year ended April 30, 2008, we incurred a charge of $1,196,000 related to the write-off of certain capitalized software development costs in our Logility subsidiary based on the net realizable value analysis at that time.

(k) Acquisition-Related Intangible Assets (exclusive of Logility’s treasury stock repurchases)

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definitive lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, three years, including the period being reported on. The other intangible assets are being amortized over a period of six years. Total amortization expense related to acquisition-related intangible assets was approximately $392,000 for 2008, of which $42,000 related to amortization of acquired software included in cost of license revenues and $350,000 related to other intangible assets included in operating expenses as amortization of acquisition-related intangibles in the accompanying consolidated statement of operations as of April 30, 2008. Total amortization expense related to acquisition-related intangible assets was approximately $450,000 for 2007 and 2006, of which $100,000 related to amortization of acquired software included in cost of license revenues and $350,000 related to other intangible assets included in operating expenses as amortization of acquisition-related intangibles in the accompanying consolidated statements of operations at April 30, 2007 and 2006.

Acquisition-Related Intangible Assets consist of the following (in thousands):

	2008	2007
Acquired software	$300	$300
Distribution Channel	1,000	1,000
Customer Relationships	800	800
Trademarks	300	300

	2,400	2,400
Less accumulated amortization	(1,554)	(1,162)

	$846	$1,238

The Company expects amortization expense for the next three years to be as follows based on intangible assets as of April 30, 2008 (in thousands):

2009	$350
2010	350
2011	146

$846

Also see Footnote (l).

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

(l) Goodwill and Other Intangibles

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company has adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Asset. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In accordance with SFAS No. 142, the Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill for impairment as of April 30, 2008, 2007 and 2006 and did not identify any asset impairment as a result of the review.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill consisted of the following by segment (in thousands):

	Enterprise resource planning	Collaborative Supply Chain management	IT Consulting	Total
Balance at April 30, 2006	$5,311	$5,809	$—	$11,120
Goodwill related to the Logility Stock Buyback Step Acquisition	90	—	—	90

Balance at April 30, 2007	$5,401	$5,809	$—	$11,210
Goodwill related to the Logility Stock Buyback Step Acquisition	702	—	—	702

Balance at April 30, 2008	$6,103	$5,809	$—	$11,912

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

Intangible Assets consisted of the following by segment (in thousands):

	Enterprise resource planning	Collaborative Supply Chain management	IT Consulting	Total
Balance at April 30, 2006	$205	$1,688	$—	$1,893
Purchased software	—	75	—	75
Intangible related to the Logility Stock Buyback Step Acquisition	23	—	—	23
Amortization expense	(44)	(475)	—	(519)

Balance at April 30, 2007	$184	$1,288	$—	$1,472
Intangible related to the Logility Stock Buyback Step Acquisition	593	—	—	593
Amortization expense	(62)	(417)	—	(479)

Balance at April 30, 2008	$715	$871	$—	$1,586

Goodwill and intangible assets include the effects of applying purchase accounting resulting from Logility’s treasury stock repurchases. During fiscal 2008, the Company recorded $702,000 in goodwill and $593,000 in intangible assets as a result of such repurchases, which are being amortized over a six year period.

During fiscal 2007, the Company purchased an additional $75,000 of acquired software and recorded it as an intangible asset. Amortization expense related to the purchase of the additional software was $25,000 (to be expensed over 3 years) and is included in the cost of license revenues.

Intangible assets related to Logility Stock Buyback Step Acquisition and purchased software consist of the following (in thousands):

	2008	2007
Acquired software	$75	$75
Distribution Channel	95	22
Customer Relationships	600	139
Trademarks	167	108

	937	344
Less accumulated amortization	(197)	(110)

	$740	$234

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2008 (in thousands):

2009	$164
2010	144
2011	138
2012	108
2013	101
Thereafter	85

$740

During 2006, the Company reversed the purchase accounting accrual related to certain contingent liabilities, which totaled approximately $294,000 and reduced goodwill by this same amount. In addition, the Company recorded purchase price adjustments related to the Logility stock buyback step acquisition initially allocated to Capitalized Software. Approximately $307,000 was reallocated between Goodwill and Intangible assets based on their relative fair values. The adjustment resulted in a reversal of amortization expense in the amount of $70,000, which is recorded as a component of general and administrative expense in the accompanying consolidated statements of operations for the year ended April 30, 2006.

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

(n) Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2008, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

(o) Stock Compensation Plan

The Company has three stock-based employee compensation plans, which are described more fully in Note 7. Prior to May 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

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

The Company recorded stock option compensation cost of approximately $800,000 and $825,000 and related income tax benefits of approximately $212,000 and $144,000 for the fiscal years ended April 30, 2008 and 2007, respectively. Stock-based compensation expense on current year grants is recorded on a straight-line basis over the vesting period for the entire award directly to additional paid-in capital.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized or that would have been recognized under SFAS No. 123(R) for those options (excess tax benefits) to be classified as financing cash flows. During the years ended April 30, 2008 and 2007, the Company realized tax benefits from stock options generated in previous and current periods resulting in approximately $1,377,000 and $1,256,000 of excess tax benefits which are included as a component of cash flows from financing activities in the accompanying 2008 and 2007 consolidated statement of cash flows, respectively.

The following table shows what the Company’s net earnings and earnings per share would have been using the fair value based method under SFAS No. 123 for the year ended April 30, 2006:

2006
(In thousands, except per share data)
Net earnings as reported	$5,019
Add: Stock-based employee compensation expense included in reported net income, net of taxes	—
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(665)

Pro forma net earnings in accordance with SFAS No. 123	$4,354

Basic net earnings per share:
As reported	$0.21
Pro forma in accordance with SFAS No. 123	$0.18
Diluted net earnings per share:
As reported	$0.20
Pro forma in accordance with SFAS No. 123	$0.17

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

(p) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(q) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net earnings and certain adjustments including but not limited to foreign currency translation adjustments and is presented in the consolidated statements of shareholders’ equity and comprehensive income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s consolidated financial position or results of operations.

(r) Earnings per Common Share

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

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts), See Note 7 for total stock options outstanding and potentially dilutive:

Basic earnings per common share:

	Year Ended April 30, 2008		Year Ended April 30, 2007		Year Ended April 30, 2006
	Class A	Class B	Class A	Class B	Class A	Class B
Distributed earnings	$0.35	$0.35	$0.31	$0.31	$0.28	$0.28
Undistributed earnings/(loss)	(0.09)	(0.09)	0.03	0.03	(0.07)	(0.07)

Total	$0.26	$0.26	$0.34	$0.34	$0.21	$0.21

Distributed earnings	$7,911	$1,017	$6,663	$994	$5,809	$961
Undistributed earnings/(loss)	(2,117)	(278)	674	102	(1,509)	(242)

Total	$5,794	$739	$7,337	$1,096	$4,300	$719

Basic weighted average common shares	22,476	2,947	21,366	3,250	20,761	3,325

Diluted EPS for Class A common shares using the If-Converted Method

Year Ended April 30, 2008
	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS
Per basic	$5,794	22,476	$0.26
Common stock equivalents	—	1,124

	5,794	23,600	0.24
Class B conversion	739	2,947

Diluted EPS for Class A	$6,533	26,547	$0.25

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

Year Ended April 30, 2007
	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS
Per basic	$7,337	21,366	$0.34
Common stock equivalents	—	1,145

	7,337	22,511	0.33
Class B conversion	1,096	3,250

Diluted EPS for Class A	$8,433	25,761	$0.33

Year Ended April 30, 2006
	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS
Per basic	$4,300	20,761	$0.21
Common stock equivalents	—	1,013

	4,300	21,774	0.20
Class B conversion	719	3,325

Diluted EPS for Class A	$5,019	25,099	$0.20

Diluted EPS for Class B common shares using the Two-Class Method

Year Ended April 30, 2008
	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS
Per basic	$739	2,947	$0.26
Reallocation of undistributed earnings to Class A shares from Class B shares	12

Diluted EPS for Class B	$751	2,947	$0.26

Year Ended April 30, 2007
	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS
Per basic	$1,096	3,250	$0.34
Reallocation of undistributed earnings to Class A shares from Class B shares	(5)

Diluted EPS for Class B	$1,091	3,250	$0.34

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

Year Ended April 30, 2006

	Undistributed and distributed earnings to Class B Common*	Class B Common Shares	EPS**
Per basic	$719	3,325	$0.21
Reallocation of undistributed earnings to Class A shares from Class B shares	10

Diluted EPS for Class B	$729	3,325	$0.21

*	Reallocation of undistributed shares is anti-dilutive
**	Amounts adjusted for rounding

(s) Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $2.3 million, $2.1 million and $1.9 million in fiscal 2008, 2007 and 2006, respectively.

(t) Guarantees and Indemnifications

The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2008 or 2007.

The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2008 or 2007.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

(u) Industry Segments

The Company operates and manages its business in three reportable segments. See Note 11 of the Consolidated Financial Statements.

(2) Investments

Investments consist of the following (in thousands):

	April 30
	2008	2007
Trading:
Debt securities:
US Treasury securities	$6,055	$806
Tax-exempt state and municipal bonds	107	308
Other government bonds	93	2,065
Certificates of deposit	—	199

Total debt securities	6,255	3,378
Marketable equity securities	6,637	7,592

	$12,892	$10,970

	April 30, 2008
	Carrying value	Fair value	Unrealized gain (loss)
Held-to-maturity:Government securities	$4,013	$4,013	—

	April 30, 2007
	Carrying value	Fair value	Unrealized gain (loss)
Held-to-maturity:
Commercial paper	$6,972	$6,990	$18
Corporate bonds	1,485	1,341	(144)
Government securities	7,715	7,709	(6)

	$16,172	$16,040	$(132)

The total carrying value of all investments on a consolidated basis was approximately $16,905,000 and $27,142,000 at April 30, 2008 and 2007, respectively. At April 30, 2008 and 2007, there were no held-to-maturity investments included in investments-noncurrent in the accompanying consolidated balance sheets. As of April 30, 2008, the Company does not believe any investments to be impaired.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

The contractual maturities of debt securities classified as trading at April 30, 2008 and 2007 were as follows (in thousands):

	2008	2007
Due within one year	$6,055	$3,157
Due within two years	—	—
Due within three years	—	—
Due after three years	200	221

	$6,255	$3,378

The contractual maturity of debt securities classified as held to maturity at April 30, 2008 and 2007 were as follows (in thousands):

	2008	2007
Due within one year	$4,013	$16,040
Due within two years	—	—
Due within three years	—	—
Due after three years	—	—

	$4,013	$16,040

In 2008, the Company’s investment portfolio of trading securities experienced net unrealized holding losses of approximately $559,000, while in 2007 and 2006, the Company’s investment portfolio of trading securities experienced net unrealized holding gains of approximately $433,000, and $1,002,000, respectively, which have been included in other income, net in the accompanying consolidated statements of operations. In 2006, we recorded $281,000 of investment impairment charges related to a minority investment.

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

(4) Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2008 and 2007 (in thousands):

	2008	2007
Buildings and leasehold improvements	$18,332	$17,979
Computer equipment and purchased software	8,530	8,327
Office furniture and equipment	4,007	3,823

	30,869	30,129
Less accumulated depreciation and amortization	23,966	23,049

	$6,903	$7,080

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

(5) Acquisitions

During the fiscal year ended April 30, 2008, Logility, Inc., our approximately 88% owned subsidiary, purchased 144,421 shares of its common stock for approximately $1.1 million. In accordance with SFAS No. 141, “Business Combinations,” we have accounted for this transaction under the purchase method of accounting. The total amount allocated from this transaction was $1.4 million, which includes approximately $259,000 related to the non-cash tax effects of this treasury stock purchase. We have allocated the $1.4 million to capitalized software development costs, totaling approximately $89,000, intangible assets, totaling approximately $593,000, and goodwill, totaling approximately $702,000, based on management’s estimates of fair value at the date of the transaction. The costs allocated to capitalized software development costs and intangible assets are being amortized ratably based on the projected revenues associated with the related assets of Logility, Inc. or on a straight-line basis over three to six years, whichever method results in a higher level of amortization. Amortization of these capitalized costs is included in the cost of license revenues and general and administrative costs in the accompanying consolidated statements of operations for capitalized software development costs and intangible assets, respectively.

(6) Income Taxes

Income tax expense consisted of the following:

	Years ended April 30,
	2008	2007	2006
	(In thousands)
Current:
Federal	$4,224	$2,630	$1,144
State	805	676	141

	5,029	3,306	1,285

Deferred:
Federal	(848)	2,114	1,966
State	(177)	76	380

	(1,025)	2,190	2,346

	$4,004	$5,496	$3,631

The Company’s effective income tax rate differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 34% to earnings before income taxes and minority interest as follows:

	Years ended April 30,
	2008	2007	2006
	(In thousands)
Computed “expected” income tax expense	$3,840	$5,000	$3,258
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	368	483	394
Research and development credits	(222)	(184)
Change in valuation allowance for deferred tax assets	—	(449)	56
Write-off of foreign net operating loss carryforwards	—	449	—
Tax contingencies	33	115	—
Other, net, including permanent items	(15)	82	(77)

	$4,004	$5,496	$3,631

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

Our effective income tax rates were 35.5%, 37.4% and 37.9% in 2008, 2007 and 2006, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits and net operating loss carryforwards. The provision for income taxes in 2008, 2007 and 2006 excludes approximately $1.6 million, $753,000 and $1.1 million, respectively, of tax benefits realized from the recognition of stock option deductions, which have been recorded in additional paid-in capital.

The significant components of deferred income tax expense attributable to income from continuing operations before income taxes for the years ended April 30, 2008, 2007, and 2006 are as follows:

	Years ended April 30,
	2008	2007	2006
	(In thousands)
Deferred tax (benefit) expense	$(1,025)	$2,639	$2,290
Increase (decrease) in beginning-of-the-year balance of the valuation allowance for deferred tax assets	—	(449)	56

	$(1,025)	$2,190	$2,346

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2008 and 2007 are presented as follows:

	2008	2007
	(In thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$556	$497
State net operating loss carryforwards	395	395
Intangible assets and fixed asset basis differences	387	312
Nonqualified stock options	212	144

Total gross deferred tax assets	1,550	1,397
Less valuation allowance	346	346

Net deferred tax assets	1,204	1,002

Deferred tax liabilities:
Capitalized computer software development costs	(1,732)	(2,401)
Unrealized gains/losses on trading securities	(820)	(1,033)
Goodwill	(469)	(99)
Other	(25)	(77)

Total gross deferred tax liabilities	(3,046)	(3,610)

Net deferred tax liabilities	$(1,842)	$(2,608)

At April 30, 2008, the Company has approximately, 8.7 million of various state net operating loss carryfowards which are available to offset future state taxable income, if any through 2024.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2008.

The Company’s subsidiaries in France and the United Kingdom generated net operating losses in prior years and a deferred tax asset was recorded. A full valuation allowance had also been recorded against these deferred tax assets. During fiscal year 2007, these net operating loss deferred tax assets and related valuation allowance were removed primarily due to the liquidation of the Company’s French subsidiary and the net operating loss was removed as part of the liquidation. Additionally included in the net operating loss utilized during 2007 are stock option benefits of approximately 203,000, which were generated in prior years.

The Company adopted Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on May 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold for the financial statement recognition and measurement of a tax position take or expected to be taken within an income tax return. As a result of the adoption of FIN 48, we recognized a cumulative effect adjustment which we recorded by a decrease of approximately $1.4 million to current income taxes payable and recorded a corresponding increase to the May 1, 2007 balance of retained earnings. As of April 30, 2008 and May 1, 2007, we have recorded approximately $148,000 and $115,000, respectively, of unrecognized tax benefits, inclusive of interest and penalties, all of which would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of April 30, 2008 and May 1, 2007, we had recorded a liability for potential penalties and interest of approximately $53,000 and $52,000, respectively, related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, excluding interest and penalties (in thousands):

Balance at May 1, 2007	$115
Increases as a result of positions taken during prior periods	—
Decreases as a result of positions taken during prior periods	—
Increases as a result of positions taken during the current period	33
Reductions in benefits from lapse in statute of limitations	—

Balance at April 30, 2008	$148

We conduct business globally and, as a result, file income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations for years prior to 2000.

We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

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

Under the 2001 Stock Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant, except with respect to non-employee directors, who receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 10 years after the date of grant (or 5 years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 3,575,000 shares are authorized for issuance pursuant to options granted under this Plan. In July 2005 and June 2007, the Board of Directors approved an amendment increasing the number of shares available for grant by 600,000 shares and 800,000 shares, respectively. In February 2005, the Board amended the stock option grant forms to be used in connection with the 2001 Option Plan for future grants to provide for a six year grant life and a five year vesting period. When stock options are exercised, it is the Company’s policy is to issue stock from authorized shares rather than from treasury shares.

Incentive and nonqualified options exercisable at April 30, 2008, 2007 and 2006 totaled 1,771,397, 2,301,656, and 2,278,005, respectively. Options available for grant at April 30, 2008, for the 2001 Plan are 403,348 shares.

On May 15, 2007, the Logility Board of Directors adopted the Logility, Inc. 2007 Stock Plan. The 2007 Stock Plan was approved by Logility’s Shareholders on August 21, 2007, at the Logility annual meeting of Shareholders. The 2007 Stock Plan replaced Logility’s 1997 Stock Plan, which expired on August 7, 2007 and provides for the granting of incentive stock options and non-qualified stock options to certain employees and directors of Logility, Inc. The 2007 Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

to purchase up to 500,000 shares of common stock and up to 300,000 stock appreciation rights (SARs), may be granted under the 2007 Stock Plan. The options granted under the 1997 Stock Plan generally vest over a four-year period and the terms of the options are generally for ten years. In March 2005, the Logility, Inc. Board of Directors amended the stock option grant forms to be used in connection with the 1997 Stock Plan for future grants to provide for a six year grant life and a five year vesting period. These same terms apply for options granted under the 2007 Stock Plan. There have been no SARs granted to date under either Plan. Options previously granted under the 1997 Stock Plan will continue to be exercisable in accordance with their terms.

A summary of changes in outstanding options for the year ended April 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2007	3,089,462	$4.41
Granted	620,197	8.89
Exercised	(762,778)	3.63
Forfeited/cancelled	(29,710)	10.00

Outstanding at April 30, 2008	2,917,171	$5.52	3.9	$4,106,600

Exercisable at April 30, 2008	1,771,397	$4.23	3.3	$3,919,429

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2008, 2007, and 2006 are $2.47, $1.74, and $2.03 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2008, 2007, and 2006:

	2008	2007	2006
Dividend yield	4.4%	5.0%	4.8%
Expected volatility	41.3%	42.6%	54.5%
Risk-free interest rate	4.4%	4.9%	4.3%
Expected term	4.5 years	4.5 years	4.5 years

A summary of changes in outstanding options for our Subsidiary’s Stock Plans for the year ended April 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2007	746,086	$4.75
Granted	23,000	10.17
Exercised	(85,226)	3.32
Forfeited/cancelled	(14,340)	13.85

Outstanding at April 30, 2008	669,520	$4.92	3.8	$1,850,393

Exercisable at April 30, 2008	536,895	$4.39	3.5	$1,724,366

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2008, 2007, and 2006 are $4.99, $4.57 and $4.80 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2008, 2007, and 2006:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	63.3%	64.5%	68.0%
Risk-free interest rate	4.8%	4.9%	4.5%
Expected term	4.4 years	4.5 years	4.5 years

The expected volatility is based on the historical volatility and other factors. The Company uses historical data to estimate stock option exercise and forfeiture rates. The expected term represents the period over which the share-based awards are expected to be outstanding. It had been determined prior to December 31, 2007 using the shortcut method described in SEC Staff Accounting Bulletin (“SAB”) No. 107. Beginning after December 31, 2007, the expected term was estimated using historical data. The dividend yield is an estimate of the expected dividend yield on the Company’s stock. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the stock options.

Options issued after May 1, 2007 with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2008, 2007, and 2006, we issued 762,778, 317,594 and 492,933 shares of common stock, respectively, resulting from the exercise of stock options. During the years ended April 30, 2008, 2007 and 2006, our subsidiary issued 85,226, 50,261 and 188,456 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2008, 2007 and 2006 based on market value at the exercise dates was $5,032,924, $1,410,802 and $1,860,202, respectively. The total intrinsic value of options exercised at our subsidiary during the years ended April 30, 2008, 2007 and 2006 based on market value at the exercise dates was $693,870, $284,972 and $1,097,466, respectively. As of April 30, 2008, unrecognized compensation cost related to unvested stock option awards approximated $2.1 million and is expected to be recognized over a weighted average period of 2.0 years. As of April 30, 2008, unrecognized compensation cost related to unvested stock option awards at our subsidiary approximated $1.1 million and is expected to be recognized over a weighted average period of 2.1 years.

Stock Repurchases

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. In the fiscal year ended April 30, 2008, we repurchased 173,664 shares of common stock at a cost of approximately $984,000. For this repurchase plan, through April 30, 2008, we have repurchased 420,896 shares of common stock at a cost of approximately $2.1 million. Under all repurchase plans as of April 30, 2008, we have repurchased 3,955,849 shares of common stock at a cost of approximately $21.5 million.

In February 2003, the Logility’s Board of Directors amended an existing stock repurchase program to authorize the repurchase of up to an additional 400,000 shares of the Company’s common stock for a total

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

authorized repurchase amount of up to 1,550,000 shares. During the year ended April 30, 2008, Logility repurchased 144,421 shares of common stock at a cost of approximately $1.1 million. Logility has repurchased 1,440,525 shares of its common stock for $8.9 million as of April 30, 2008.

(8) International Revenue and Significant Customer

International revenues approximated $8.6 million or 10%, $8.5 million or 10%, and $6.8 million or 9%, of consolidated revenues for the years ended April 30, 2008, 2007, and 2006, respectively, and were derived primarily from customers in Canada and Europe.

One customer, The Home Depot, accounted for approximately 12% of consolidated revenue for the year ended April 30, 2008, principally from our IT consulting segment. Accounts receivable from this customer were approximately $979,000 at April 30, 2008.

No customer accounted for approximately 10% of consolidated revenue for the year ended April 30, 2007.

One customer accounted for approximately 14% of consolidated revenue for the year ended April 30, 2006, principally from our IT consulting segment. Accounts receivable from this customer was $1,439,000 at April 30, 2006.

(9) Commitments and Contingencies

(a) Leases

The Company leases other office facilities and equipment under various operating leases. Rental expense for these leases approximated $871,000, $889,000, and $789,000 for the years ended April 30, 2008, 2007, and 2006, respectively, and are included in the consolidated statements of operations. A facility leased by a subsidiary of the Company included a lease incentive which was recorded as an increase in leasehold improvements and deferred rent.

The Company leased several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $471,000 $532,000 and $509,000 for three years ended April 30, 2008, 2007 and 2006, respectively. In addition, the Company owns properties leased under various operating leases. Rental income for these leases approximated $233,000, $230,000 and $211,000 for the three years ended April 30, 2008, 2007, and 2006, respectively. The rental income is included as a component of Other Income, Net in the accompanying consolidated statements of operations.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2008 are as follows (existence of renewal or escalation clauses) (in thousands):

Years ended April, 30:
2009	$921
2010	707
2011	608
2012	608
2013	608
Thereafter	292

$3,744

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

Future minimum lease rentals receivable under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2008 are as follows (already included or prorated at the company’s occupied building) (in thousands):

Years ended April, 30:
2009	$308
2010	212
2011	123
2012	126
2013	130
Thereafter	156

$1,055

(b) 401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2008, 2007, or 2006.

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

We are currently a party to a legal proceeding. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position or overall trends in our results of operations, legal proceedings are subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which the ruling occurs. The estimate of the potential impact from these legal proceedings on our financial position or overall results of operation could change in the future.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

(10) Segment information

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates and manages its business in three segments based on software and services provided in three key product markets: (i) Collaborative Supply Chain Management, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 88% owned subsidiary, as of April 30, 2008, Logility, Inc., as well as DMI.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

Following is information related to each segment as of and for the years ended April 30, 2008, 2007 and 2006:

	2008	2007	2006
Revenues:
Enterprise Resource Planning	$20,905	$21,895	$20,750
Collaborative Supply Chain Management	44,908	43,763	37,303
IT Consulting	23,188	18,709	18,577

	$89,001	$84,367	$76,630

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,019)	$685	$(131)
Collaborative Supply Chain Management	8,305	8,521	5,959
IT Consulting	809	823	180

	$8,095	$10,029	$6,008

Intersegment eliminations:
Enterprise Resource Planning	$(1,662)	$(1,704)	$(1,600)
Collaborative Supply Chain Management	1,662	1,704	1,600
IT Consulting	—	—	—

	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(2,681)	$(1,019)	$(1,731)
Collaborative Supply Chain Management	9,967	10,225	7,559
IT Consulting	809	823	180

	$8,095	$10,029	$6,008

Capital expenditures:
Enterprise Resource Planning	$645	$241	$482
Collaborative Supply Chain Management	197	194	196
IT Consulting	—	—	—

	$842	$435	$678

Capitalized Software:
Enterprise Resource Planning	$89	$12	$(220)
Collaborative Supply Chain Management	2,155	2,264	2,423
IT Consulting	—	—	—

	$2,244	$2,276	$2,203

Depreciation and amortization:
Enterprise Resource Planning	$936	$1,096	$1,063
Collaborative Supply Chain Management	3,089	3,295	2,556
IT Consulting	2	1	—

	$4,027	$4,392	$3,618

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

	April 30, 2008	April 30, 2007	April 30, 2006
Identifiable assets:
Enterprise Resource Planning	$50,114	$53,537	$51,650
Collaborative Supply Chain Management	65,072	59,657	53,074
IT Consulting	5,031	4,622	5,165

	$120,217	$117,816	$109,889

(11) Financial Statements and Supplementary Data (Unaudited)

The following schedule presents results for each quarter in the years ended April 30, 2008 and 2007 (in thousands, except per share amounts):

	Total revenues	Gross margins	Operating income	Net earnings	Diluted earnings per share*
Quarter ended:
July 31, 2007	$21,722	$11,453	$2,546	$1,955	$0.07
October 31, 2007	23,619	11,739	2,759	2,544	0.10
January 31, 2008	22,073	10,305	1,562	1,137	0.04
April 30, 2008	21,587	11,276	1,228	897	0.03

Year ended April 30, 2008	$89,001	$44,773	$8,095	$6,533	$0.25

Quarter ended:
July 31, 2006	$20,181	$10,306	$1,674	$1,247	$0.05
October 31, 2006	20,225	10,529	1,766	1,821	0.07
January 31, 2007	21,478	12,218	2,963	2,503	0.10
April 30, 2007	22,483	12,716	3,626	2,862	0.11

Year ended April 30, 2007	$84,367	$45,769	$10,029	$8,433	$0.33

*	Quarterly amounts do not sum to full year total due to rounding.

(12) Subsequent Events

On May 20, 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of American Software Class A and Class B common stock. The cash dividend is payable on September 25, 2008 to Class A and Class B shareholders of record at the close of business on August 22, 2008.

On June 30, 2008, the Company’s Board of Directors approved an increase to the 2001 Stock Option Plan for the granting of options to purchase an additional 900,000 shares of common stock. This action is subject to Shareholder approval at the Company’s annual meeting of Shareholders, scheduled for August 18, 2008.

During June 2008, the Company purchased 86,239 shares of its common stock for $504,050 under the current authorized share buy-back program.

During June 2008, our subsidiary purchased 39,620 shares of its common stock for $296,841 under the current authorized share buy-back program.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2008.

We believe our consolidated financial statements fairly present in all material respects our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements for the years ended April 30, 2008 and 2007 and each of the years in the three-year period ended April 30, 2008 is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter within the fiscal year 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reports on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm on internal control over financial reporting are included under Item 8 “Financial Statements and Supplementary Data” of this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position
James C. Edenfield	73	President, Chief Executive Officer, Treasurer and Director; Chairman of the Board of Directors of Logility, Inc.
Thomas L. Newberry	75	Chairman of the Board of Directors
J. Michael Edenfield	50	Director, Executive Vice President; President and Director of Logility, Inc.
Dennis Hogue	55	Director
John J. Jarvis	66	Director
James B. Miller, Jr.	68	Director
Thomas L. Newberry, V.	41	Director
Jeffrey W. Coombs	56	Executive Vice President of American Software USA, Inc.
Vincent C. Klinges	45	Chief Financial Officer
James R. McGuone	61	Secretary

All directors hold office until the next annual meeting of the shareholders of the Company. Information regarding the directors of the Company, including their ages, their principal occupations for at least the past five years, other public company directorships held by them and the year each was first elected as a director of the Company, are set forth under the caption “Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

During fiscal 2008, based upon a review by the Company of filings made under Section 16(a) of the Exchange Act and representations from its directors and officers, all of the reports required to be filed during fiscal 2008 were filed on a timely basis, except for reports related to grants of stock options to four executive officers during the second quarter, and a report filed by the Company’s Secretary, James R. McGuone with respect to a stock option exercise and sale of shares, which were inadvertently filed after the dates on which they were required to be filed.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Controller. The Code of Business Conduct and Ethics is available on the Company’s website at http://www.amsoftware.com/marketing/Code-of-Ethics.pdf. The Company will post any material amendments or waivers to its website.

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

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term by giving proper notice. Logility will indemnify us against any damages that we may incur in connection with our performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with our rendering of services under the Services Agreement. For the fiscal years 2008, 2007 and 2006 the services related to this agreement were valued at $1.3 million, $1.4 million and $1.3 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities owned or leased by us (or our subsidiaries).

The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated by Logility for any reason with respect to any particular facility upon thirty days’ written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years 2008, 2007 and 2006, the services related to this agreement were valued at $428,000, $417,000 and $411,000, respectively. Included in these costs are lease expense, utilities expense, telephone expense, and security expense.

Tax Sharing Agreement

Logility is included in our federal consolidated income tax group and certain state consolidated groups, and Logility’s federal income tax liability will be included in the consolidated federal income tax and certain state liability of American Software and its subsidiaries. Logility and American Software have entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) pursuant to which American Software and Logility will make payments between them such that the amount of taxes to be paid by Logility, subject to certain adjustments, will be determined as though Logility were to file separate federal, state, and local income tax returns, rather than as a consolidated subsidiary of American Software. Pursuant to the Tax Sharing Agreement, under certain circumstances, Logility will be reimbursed for tax attributes that it generates after deconsolidation of Logility from the consolidated tax group of American Software, such as net operating losses and loss carryforwards. Such reimbursement, if any, will be made for utilization of Logility’s losses only after such losses are utilized by American Software. For that purpose, all losses of American Software and its consolidated income tax group will be deemed utilized in the order in which they are recognized. Logility will pay American Software a fee intended to reimburse American Software for all direct and indirect costs and expenses incurred with respect to our share of the overall costs and expense incurred by us with respect to tax related services.

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

Intercompany Loans

As a result of the various transactions between the Company and Logility, amounts payable to and receivable from Logility arise from time to time. At April 30, 2008, there was a receivable from Logility in the amount of $638,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is set forth under the caption “Audit Committee Report and Independent Registered Public Accounting Firm” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.	Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2008	113

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3. Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	The Company’s Amended and Restated Articles of Incorporation, and amendments thereto. (1)

3.2	The Company’s Amended and Restated By-Laws dated November 13, 1989. (2)

10.1	Amended and Restated 1991 Employee Stock Option Plan dated February 14, 2000. (3)

10.2	Amended and Restated Directors and Officers Stock Option Plan effective August 26, 1999. (4)

10.3	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement. (5)

10.4	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement. (6)

10.5	Subsidiary Formation Agreement entered into among the Company, Logility, Inc., and certain subsidiaries of the Company, as amended, dated January 23, 1997. (7)

10.6	Facilities Agreement between the Company and Logility, Inc., dated August 1, 1997. (7)

10.7	Tax Sharing Agreement between the Company and Logility, Inc., dated January 23, 1997. (7)

10.8	Stock Option Agreement between the Company and Logility, Inc., dated August 1, 1997. (7)

10.9	Technology License Agreement between the Company and Logility, Inc., as amended, dated August 1, 1997. (7)

10.10	Logility, Inc.’s Amended and Restated 1997 Stock Plan dated August 26, 1998. (8)

10.11	Logility, Inc.’s 2007 Stock Plan dated May 15, 2007. (9)

10.12	The Company’s 2001 Stock Option Plan. (10)

10.13	The Company’s Dividend Reinvestment and Stock Purchase Plan. (11)

10.14	Asset Purchase Agreement dated as of September 30, 2004 by and among Demand Management, Inc., a Georgia corporation, as purchaser; Demand Management, Inc., a Missouri corporation, as Seller; and the shareholders of Seller. (12)

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 1990.
(3)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2000.
(4)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-86141 filed on Form S-8 on August 30, 1999.
(5)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.
(6)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2002.
(7)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1998.
(8)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1999.
(9)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report on Form 10-Q for the fiscal Quarter ended July 31, 2007.
(10)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-129999 filed on form S-8 on November 30, 2005.
(11)	Incorporated by reference herein. Filed by the Company as the Prospectus within its Registration Statement No. 33-79640 filed on Form S-3 on June 1, 1994, as amended by Post-Effective Amendment No. 1 filed December 13, 2001.
(12)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the fiscal quarter ended October 31, 2004.

SCHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2008, 2007, 2006

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions (1)	Deductions (2)	Balance at end of year
April 30, 2008	$162	134	0	81	215
April 30, 2007	$244	(18)	0	64	162
April 30, 2006	$638	(3)	1	392	244

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

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

Date: July 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James C. Edenfield James C. Edenfield	President, Chief Executive Officer, Treasurer and Director	July 14, 2008

/s/ Thomas L. Newberry Thomas L. Newberry	Chairman of the Board of Directors	July 14, 2008

/s/ J. Michael Edenfield J. Michael Edenfield	Director, Executive Vice President	July 14, 2008

/s/ W. Dennis Hogue W. Dennis Hogue	Director	July 14, 2008

/s/ John J. Jarvis John J. Jarvis	Director	July 14, 2008

/s/ Thomas L. Newberry, V. Thomas L. Newberry, V.	Director	July 14, 2008

/s/ James B. Miller, Jr. James B. Miller, Jr.	Director	July 14, 2008

/s/ Vincent C. Klinges Vincent C. Klinges	Chief Financial Officer	July 14, 2008

/s/ Herman L. Moncrief Herman L. Moncrief	Controller and Principal Accounting Officer	July 14, 2008