Form 10-Q
period 2008-07-31
AMERICAN SOFTWARE INC
filed 2008-09-09
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at September 5, 2008
Class A Common Stock, $.10 par value	22,519,121 Shares
Class B Common Stock, $.10 par value	2,886,586 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2008	April 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$38,217	$59,236
Investments	35,487	16,905
Trade accounts receivable, less allowance for doubtful accounts of $189 at July 31, 2008 and $215 at April 30, 2008:
Billed	11,104	12,563
Unbilled	2,840	3,311
Prepaid expenses and other current assets	2,866	2,946

Total current assets	90,514	94,961
Property and equipment, net of accumulated depreciation of $24,236 at July 31, 2008 and $23,966 at April 30, 2008.	7,277	6,903
Capitalized software, net of accumulated amortization of $5,796 at July 31, 2008 and $5,220 at April 30, 2008.	4,563	4,657
Goodwill	11,669	11,912
Other intangibles, net of accumulated amortization of $1,861 at July 31, 2008 and $1,752 at April 30, 2008.	1,262	1,586
Other assets	191	198

Total assets	$115,476	$120,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$709	$1,578
Accrued compensation and related costs	1,705	2,260
Dividends payable	2,283	2,286
Other current liabilities	3,606	3,694
Deferred income taxes	610	640
Deferred revenue	15,315	16,441

Total current liabilities	24,228	26,899
Deferred income taxes	1,076	1,202
Minority interest	5,781	5,621
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 26,546,369 shares at July 31, 2008 and 26,467,534 shares at April 30, 2008	2,655	2,647
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,886,586 shares at July 31, 2008 and April 30, 2008; convertible into Class A shares on a one-for-one basis	288	288
Additional paid-in capital	87,321	87,256
Accumulated other comprehensive income	67	67
Retained earnings	16,052	17,725
Class A treasury stock, 4,042,088 shares at July 31, 2008 and 3,955,849 shares at April 30, 2008	(21,992)	(21,488)

Total shareholders’ equity	84,391	86,495

Commitments and contingencies
Total liabilities and shareholders’ equity	$115,476	$120,217

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2008	2007
Revenues:
License	$2,742	$5,120
Services and other	9,331	9,787
Maintenance	7,125	6,815

Total revenues	19,198	21,722

Cost of revenues:
License	1,288	1,685
Services and other	6,008	6,823
Maintenance	1,814	1,761

Total cost of revenues	9,110	10,269

Gross margin	10,088	11,453

Operating expenses:
Research and development	1,829	1,910
Sales and marketing	3,796	3,392
General and administrative	3,094	3,517
Amortization of acquisition-related intangibles	88	88

Total operating expenses	8,807	8,907

Operating income	1,281	2,546
Other income:
Interest income	372	855
Other income (expense), net, primarily rental income, dividend income and mark to market adjustments	(508)	61

Earnings before income taxes	1,145	3,462
Income tax expense	(448)	(1,271)
Minority interest in net earnings of subsidiary	(87)	(236)

Net earnings	$610	$1,955

Earnings per common share:
Basic	$0.02	$0.08

Diluted	$0.02	$0.07

Shares used in the calculation of earnings per common share:
Basic	25,393	25,126
Diluted	25,984	26,819

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $.02 and $.08 for the periods ended July 31, 2008 and 2007, respectively. See Note F to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$610	$1,955
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	954	1,041
Stock-based compensation expense	216	182
Bond amortization	41	4
Tax benefit of stock options exercised	173	1,342
Excess tax benefits from stock based compensation	(60)	(1,160)
Net loss on investments	596	142
Minority interest in net earnings of subsidiary	87	236
Deferred income taxes	(65)	(41)
Changes in operating assets and liabilities:
Purchases of trading securities	(5,742)	(3,372)
Proceeds from sale of trading securities	219	92
Proceeds from maturities of trading securities	607	3,965
Accounts receivable, net	1,930	(716)
Prepaid expenses and other assets	87	86
Accounts payable and other liabilities	(1,949)	(1,517)
Deferred revenue	(1,126)	735

Net cash (used in) provided by operating activities	(3,422)	2,974

Cash flows from investing activities:
Capitalized computer software development costs	(517)	(552)
Intangible assets	(86)	(46)
Goodwill	(57)	(293)
Purchases of property and equipment, net of disposals	(204)	(226)
Proceeds from maturities of investments	23,465	31,108
Purchases of investments	(37,768)	(21,904)
Net change in minority interest resulting from changes in subsidiary equity	(144)	—
Proceeds from exercise of stock options of subsidiary	221	195

Net cash (used in) provided by investing activities	(15,090)	8,282

Cash flows from financing activities:
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	12	10
Repurchase of common stock	(504)	—
Excess tax benefits from stock based compensation	60	1,160
Proceeds from exercise of stock options	211	2,441
Dividends paid	(2,286)	(1,994)

Net cash (used in) provided by financing activities	(2,507)	1,617

Net change in cash and cash equivalents	(21,019)	12,873
Cash and cash equivalents at beginning of period	59,236	45,627

Cash and cash equivalents at end of period	$38,217	$58,500

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

July 31, 2008

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at July 31, 2008, the results of operations for the three months ended July 31, 2008 and 2007 and cash flows for the three months ended July 31, 2008 and 2007. The results for the three months ended July 31, 2008 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our annual report on Form 10-K for the year ended April 30, 2008.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2008, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible assets, stock based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

License. We recognize license revenue in connection with license agreements for standard proprietary software upon delivery of the software, provided we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we: 1) act as principal in the transaction, 2) take title to the products, 3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, in most case we record our sales through the Demand Management, Inc (DMI) channel on a gross basis.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for

Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $377,000 and $488,000 for the three months ended July 31, 2008 and 2007, respectively.

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

D.	Reclassification

Certain prior year amounts have been reclassified for presentation purposes.

E.	Major Customer

One customer, The Home Depot, accounted for approximately 10% of our total revenues for the three months ended July 31, 2008, principally from our IT consulting segment (see footnote M). The related accounts receivable balance for this customer as of July 31, 2008 was approximately $1,284,000. No single customer accounted for more than 10% of our total revenues for the three months ended July 31, 2007.

F.	Declaration of Dividend Payable

On May 20, 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of American Software Class A and Class B common stock. The cash dividend is payable on September 25, 2008 to Class A and Class B shareholders of record at the close of business on August 22, 2008.

G.	Earnings Per Common Share

We have two classes of common stock of which Class B common shares are convertible into Class A common shares at any time, on a one-for-one basis. Under the Company’s Articles of Incorporation, if dividends are declared, holders of Class A common shares shall receive a $.05 dividend per share prior to the Class B common stock receiving any dividend and holders of Class A common stock shall receive a dividend at least equal to Class B common stock dividends on a per share basis. As a result, we have computed the earnings per share in compliance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.

For our basic earnings per share calculation, we use the “two-class” method. Basic earnings per share are calculated by dividing net earnings attributable to each class of common stock by the weighted average number of shares outstanding. All undistributed earnings are allocated evenly between Class A and B common stock in the earnings per share calculation to the extent that earnings equal or exceed $.05 per share. This allocation is based on management’s judgment after considering the dividend rights of the two-classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B shares to Class A shares.

Diluted earnings per share is calculated similar to basic earnings per share, except that the calculation includes the dilutive effect of the assumed exercise of options issuable under the Company’s stock incentive plans. For our diluted earnings per share calculation for Class A shares, we use the “if-converted” method. This calculation assumes that all Class B common shares are converted into Class A common shares and, as a result, assumes there are no holders of Class B common shares to participate in undistributed earnings.

For our diluted earnings per share calculation for Class B shares, we use the “two-class” method. This calculation does not assume that all Class B common shares are converted into Class A common shares. In addition, this method assumes the dilutive effect of Class A stock options were converted to Class A shares and the undistributed earnings are allocated evenly to both Class A and B shares including Class shares issued pursuant to those converted stock options. This allocation is based on management’s judgment after considering the dividend rights of the two classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B shares into Class A shares.

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2008		Three Months Ended July 31, 2007
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.08	$0.08
Undistributed loss	(0.07)	(0.07)	—	—

Total	$0.02	$0.02	$0.08	$0.08

Distributed earnings	$2,026	$260	$1,802	$237
Undistributed loss	(1,486)	(190)	(75)	(9)

Total	$540	$70	$1,727	$228

Basic weighted average common shares	22,506	2,887	22,045	3,081

Diluted EPS for Class A common shares using the If-Converted Method

Three Months Ended July 31, 2008

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$540	22,506	$0.02
Common Stock Equivalents	—	591	—

	540	23,097	0.02
Class B Conversion	70	2,887	—

Diluted EPS for Class A	$610	25,984	$0.02

Three Months Ended July 31, 2007

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,727	22,045	$0.08
Common Stock Equivalents	—	1,693	(0.01)

	1,727	23,738	0.07
Class B Conversion	228	3,081	—

Diluted EPS for Class A	$1,955	26,819	$0.07

Diluted EPS for Class B common shares using the Two-Class Method

Three Months Ended July 31, 2008

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS**
Per Basic	$70	2,887	$0.02
Reallocation of undistributed earnings to Class A shares from Class B shares	4	—	—

Diluted EPS for Class B	$74	2,887	$0.02

Three Months Ended July 31, 2007

	Undistributed & Distributed earnings to Class B Common *	Class B Common Shares	EPS**
Per Basic	$228	3,081	$0.08
Reallocation of undistributed earnings to Class A shares from Class B shares	—	—	—

Diluted EPS for Class B	$228	3,081	$0.08

*	Reallocation of undistributed shares is anti-dilutive

**	Amounts adjusted for rounding

For the three months ended July 31, 2008 and July 31, 2007, we excluded options to purchase 1,344,057 and 80,000 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2008, we had a total of 3,102,323 options outstanding and as of July 31, 2007, we had a total of 2,414,203 options outstanding.

H.	Acquisitions

Logility Share Repurchase

During June 2008, Logility, Inc., our approximately 88% owned subsidiary, purchased 39,620 shares of its common stock for $297,000. In accordance with SFAS No. 141, “Business Combinations,” we have accounted for this transaction under the purchase method of accounting. The total amount allocated from this transaction was $297,000, this amount is net of approximately $36,000 related to the tax effects of this treasury stock purchase. We have allocated the $297,000 to capitalized software development costs, totaling approximately $10,000, intangible assets, totaling approximately $86,000, minority interest, totaling $144,000 and goodwill, totaling approximately $93,000 (including $36,000 related to tax effects), based on management’s estimates of fair value at the date of the transaction. The costs allocated to capitalized software development costs and intangible assets are being amortized ratably based on the projected revenues associated with the related assets of Logility, Inc. or on an accelerated method over three to six years, whichever method results in a higher level of amortization. Amortization of these capitalized costs is included in the cost of license revenues and general and administrative costs in the accompanying consolidated statements of operations for capitalized software development costs and intangible assets, respectively.

During the three months ended July 31, 2008, we made revisions to the purchase price adjustments related to previously recorded Logility stock buybacks. Approximately $544,000 was reallocated to additional paid in capital through minority interest by recording a debit to the related deferred tax liability of approximately $127,000, and credits to capitalized software development costs, intangible assets and goodwill of approximately $35,000, $300,000, and $336,000, respectively. The adjustment resulted in a reversal of amortization expense in the amount of $20,000, which is recorded as a component of general and administrative expense in the accompanying condensed consolidated statements of operations for the three months ended July 31, 2008.

I.	Stock-Based Compensation

During the three months ended July 31, 2008 and 2007, we granted options for 265,000 and 15,000 shares of common stock, respectively. During the three months ended July 31, 2008 and 2007, we recorded stock option compensation cost of $216,000 and $182,000 and related income tax benefits of $43,000 and $40,000, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the three months ended July 31, 2008 and 2007, we realized excess tax benefits of approximately $60,000 and $1,160,000, respectively.

During the three months ended July 31, 2008 and 2007, we issued 74,172 and 683,259 shares of common stock, respectively, resulting from the exercise of stock options. During the three months ended July 31, 2008 and 2007, our subsidiary issued 64,000 and 63,776 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2008 and 2007 based on market value at the exercise dates was approximately $221,000 and $4,600,000, respectively. The total intrinsic value of options exercised at our subsidiary during the three months ended July 31, 2008 and 2007 based on market value at the exercised dates was approximately $232,000 and $500,000, respectively. As of July 31, 2008, unrecognized compensation cost related to unvested stock option awards approximated $2.3 million and is expected to be recognized over a weighted average period of 2.0 years. As of July 31, 2008, unrecognized compensation cost related to unvested stock option awards at our subsidiary approximated $1.2 million, we expect to recognize over a weighted average period of 2.0 years.

J.	Fair Value of Financial Instrument

Effective May 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which requires disclosures about our assets and liabilities that are measured at fair value. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We have not applied the provisions of SFAS No. 157 to non-financial assets, such as our property and equipment, goodwill, capitalized software and certain other assets, which are measured at fair value for impairment assessment. We will apply the provisions of SFAS No. 157 to these assets and liabilities, beginning May 1, 2009, in accordance with FASB Staff Position

No. 157-2, “Effective Date of FASB Statement No. 157”.

SFAS No. 157 establishes a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical instruments.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Cash Equivalents—Cash equivalents include investments in government obligations money-market fund, in other money market instruments and in interest-bearing deposits with initial or remaining terms of three months or less. The fair value of cash equivalents approximates its carrying value due to the short-term nature of these instruments.

Marketable Securities—Marketable securities utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds, and most U.S. Government debt securities, as these securities all have quoted prices in active markets. Marketable securities utilizing Level 2 inputs include municipal bonds. These securities are valued using market corroborated pricing or other models that utilize observable inputs such as yield curves.

The following table presents our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2008
Cash equivalents	$37,305	—	—	$37,305
Marketable securities	25,557	9,930	—	$35,487

Total	$62,862	$9,930	$—	$72,792

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115”, permits but does not require us to measure financial instruments and certain other items at fair value. We did not elect to measure at fair value any of our financial instruments under the provisions of SFAS No. 159, thus our adoption of this statement effective May 1, 2008 did not have an impact on our consolidated financial statements.

K.	Stock Repurchases

On August 22, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. In the three months ended July 31, 2008, we repurchased 86,239 shares of common stock at a cost of approximately $504,000. Under this repurchase plan, through July 31, 2008, we have repurchased 507,135 shares of common stock at a cost of approximately $2.6 million. Under all repurchase plans as of July 31, 2008, we have repurchased 4,042,088 shares of common stock at a cost of approximately $22.0 million.

L.	Comprehensive Income

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

M.	Industry Segments

We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; (ii) Collaborative Supply Chain Management, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 88% owned subsidiary Logility, Inc., including its subsidiary, DMI. In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2008 and 2007:

	Three Months Ended July 31,
	2008	2007
Revenues:
Enterprise Resource Planning	$5,376	$4,488
Collaborative Supply Chain Management	9,388	11,965
IT Consulting	4,434	5,269

	$19,198	$21,722

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$193	$(637)
Collaborative Supply Chain Management	986	3,000
IT Consulting	102	183

	$1,281	$2,546

	Three Months Ended July 31,
	2008	2007
Intersegment eliminations:
Enterprise Resource Planning	$(394)	$(426)
Collaborative Supply Chain Management	394	426
IT Consulting	—	—

	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(201)	$(1,063)
Collaborative Supply Chain Management	1,380	3,426
IT Consulting	102	183

	$1,281	$2,546

Capital expenditures:
Enterprise Resource Planning	$184	$180
Collaborative Supply Chain Management	20	46
IT Consulting	—	—

	$204	$226

Capitalized Software:
Enterprise Resource Planning	$10	$27
Collaborative Supply Chain Management	507	525
IT Consulting	—	—

	$517	$552

Depreciation and amortization:
Enterprise Resource Planning	$261	$228
Collaborative Supply Chain Management	693	813
IT Consulting	—	—

	$954	$1,041

N.	Contingencies

The Company more often than not indemnifies its customers against damages and costs resulting from claims of patent, copyright or trademark infringement associated with use of the Company’s products. The Company has historically not been required to make any payments under such indemnifications. However, the Company continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are estimable. In addition, the Company warrants to customers that the Company’s products operate substantially in accordance with the software product’s specifications. Historically, no costs have been incurred related to software product warranties and none are expected in the future, and as such no accruals for software product warranty costs have been made. Additionally, the Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

O.	Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements

for Purposes of Lease Classification or Measurement Under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2010. Our adoption of SFAS No. 157 for financial assets and liabilities on May 1, 2008 did not have a material impact on our consolidated financial statements (see note I). We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements once we adopt it for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements,” and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for the entity’s fiscal year that begins after November 15, 2007. We did not elect to measure at fair value any of its financial instruments under the provisions of SFAS No. 159, thus the adoption of this statement effective May 1, 2008 did not have an impact on our consolidated financial statements (see note I).

P.	Subsequent Event

On August 19, 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of American Software Class A and Class B common stock. The cash dividend is payable on December 2, 2008 to Class A and Class B shareholders of record at the close of business on November 10, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive” “will,” “seek,” “estimate,” “believe,” “expect,” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements we make herein are pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	acquisition activities and the effect of completed acquisitions;

•	industry conditions and market conditions; and

•	general economic conditions.

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. We discuss certain factors in greater detail in “Business Overview” below. The terms “fiscal 2009” and “fiscal 2008” refer to our fiscal years ending April 30, 2009 and 2008, respectively.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in U.S. global credit markets. In recent years, the weakness in the overall world economy and the U.S. economy in particular, has resulted in reduced expenditures in the business software market.

Overall information technology spending continues to be relatively weak as a result of the current global economic environment particularly in the United States. We believe, over the long term, information technology spending should incrementally improve as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time due in part to the recent concerns in the global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held DMI, a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers, which brought the Logility customer base to approximately 1,100 companies, located in 70 countries, and gives Logility what we believe to be the largest installed base of supply chain planning customers among application software vendors. Since the acquisition, Logility has continued to market and sell the Demand Solutions product line through Demand Management’s existing value-added reseller (VAR) distribution network. Logility also continues to offer the Logility Voyager Solutions™ suite to its traditional target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

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

Sarbanes-Oxley Section 404. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include our assessment of the effectiveness of our internal control over financial reporting in our annual reports. Our independent registered public accounting firm is also required to attest as to whether or not they believe that we maintained, in all material respects, effective internal control over financial reporting. If for any fiscal year we fail to timely complete this assessment, we could be subject to regulatory sanctions and a possible loss of public confidence in the reliability of our financial reporting. Such a failure, as well as difficulties in implementing required new or improved controls, could result in our inability to provide timely and reliable financial information and could adversely affect our business.

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2008 and 2007:

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2008	2007	2008 vs 2007
Revenues:
License	14%	24%	(46)%
Services and other	49	45	(5)
Maintenance	37	31	5

Total revenues	100	100	(12)

Cost of revenues:
License	7	8	(24)
Services and other	31	31	(12)
Maintenance	9	8	3

Total cost of revenues	47	47	(11)

Gross margin	53	53	(12)

Research and development	10	9	(4)
Sales and marketing	20	16	12
General and administrative	16	16	(11)
Amortization of acquisition-related intangibles	—	—	—
Provision for doubtful accounts	—	—	—

Total operating expenses	46	41	(1)

Operating income	7	12	(50)
Other income:
Interest income	2	4	(56)
Other, net	(3)	—	nm

Earnings before income taxes	6	16	(67)
Income tax expense	(2)	(6)	(65)
Minority interest expense	(1)	(1)	(63)

Net earnings	3	9%	(69)

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007 REVENUES:

For the three months ended July 31, 2008, the decrease in revenues from the three months ended July 31, 2007 was attributable to a decrease in license fees and service and other revenues. This decrease was partially offset by an increase in maintenance revenues. International revenues represented approximately 10% of total revenues in the three months ended July 31, 2008 and 2007, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

LICENSES. For the three months ended July 31, 2008, license fee revenues decreased 46% to $2.7 million when compared to the same period in the prior year, due primarily to decreased license fees from our Logility subsidiary as a result of a difficult selling environment during the current economic downturn. In the three months ended July 31, 2008, license fee revenues from Logility decreased 57% to $2.0 million. Logility constituted 73% of total license fee revenues for the three months ended July 31, 2008, compared to 91% for the three months ended July 31, 2007. Our ERP business unit license fees increased by 65% to $0.7 million for the three months ended July 31, 2008 when compared to the same period in the prior year due to timing of closing sales.

The direct sales channel provided approximately 52% of license fee revenues for the three months ended July 31, 2008, compared to approximately 63% in the comparable quarter a year ago. This decrease was due primarily to lower sales within our direct channel as a result of customers taking a longer time to evaluate larger size deals. For the three months ended July 31, 2008 and July 31 2007, our margins after commissions on direct sales were approximately 77% and 85%, respectively, and our margins after commissions on indirect sales were approximately 48% and 51%, respectively. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. For the three months ended July 31, 2008, the decrease in services and other revenues were due primarily to decreased services revenues from our SCM and IT consulting segments which were partially offset by an increase in sales in the ERP segment. For the three months ended July 31, 2008, our IT Consulting segment’s revenues decreased 16% when compared to the prior year quarter, to $4.4 million from $5.3 million due to decreased project work. For the three months ended July 31, 2008, our ERP segment’s revenues increased 33% when compared to the prior year quarter, to $3.3 million due to higher implementation services as a result of higher license fees in recent quarters. For the three months ended July 31, 2008, services and other revenues from Logility decreased 22%, to $1.6 million compared to $2.0 million for the three months ended July 31, 2007. This decrease was due primarily to fewer implementation projects from lower license fees sales in the previous quarters. We have observed that there is a tendency for services and other revenues, other than IT consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. For the three months ended July 31, 2008, maintenance revenues increased 5% to $7.1 million compared to the same period in the prior year. This increase was primarily from Logility, whose maintenance reserves increased 10% to $5.8 million compared to the same period in the prior year. Logility constituted 82% of total maintenance revenues for the three month period ended July 31, 2008, compared to 77% of total maintenance for the corresponding prior year period. The increases in maintenance revenues for Logility for the three months ended July 31, 2008 were due primarily to increased license fees in prior periods resulting in new maintenance revenue in the current quarter as well as improved customer maintenance retention rates. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended July 31,
	2008		2007
Gross margin on license fees:	$1,454	53%	$3,435	67%
Gross margin on services and other:	3,323	36%	2,964	30%
Gross margin on maintenance:	5,311	75%	5,054	74%

Total gross margin:	$10,088	53%	$11,453	53%

For the three months ended July 31, 2008, total gross margin percentage was the same when compared to the same period in the prior year.

LICENSES. For the three months ended July 31, 2008, gross margin on license fees decreased when compared to the same period in the prior year primarily due to lower license fees partially offset by lower capitalized software amortization costs. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

SERVICES AND OTHER. For the three months ended July 31, 2008, percentage increased when compared to the same period in the prior fiscal year due to better billing utilization rates at our ERP and the IT Consulting segment’s TPM. Services and other gross margin normally are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. Maintenance gross margin percentage was slightly higher for three months ended July 31, 2008 when compared to the same period last year due to the increase in overall maintenance revenue.

EXPENSES

Research and Development

Gross product research and development (R&D) costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	July 31, 2008	Percent Change	July 31, 2007
Total capitalized computer software development costs	$507	(3)%	$525
Percentage of gross product research and development costs	22%		22%
Purchase accounting impact on share repurchases by subsidiary and related tax effect	10	(63)%	27
Percentage of total revenues	0%		0%
Total research and development expense	1,829	(3)%	1,910

Percentage of total revenues	10%		8%
Total research and development expense and capitalized computer software development costs	$2,346	(4)%	$2,435

Percentage of total revenues	12%		11%
Total amortization of capitalized computer software development costs *	$555	(13)%	$638

nm: not meaningful

*	Included in cost of license fees

For the three months ended July 31, 2008, gross product research and development costs decreased when compared to the same periods last year and capitalized software development costs decreased when compared to the same periods last year. These changes were primarily due to decreased research and development costs of our SCM segment. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects; however, we expect capitalized software amortization expense to remain relatively consistent when compared to the three months ended July 31, 2008. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s share repurchases.

Sales and Marketing

For the three months ended July 31, 2008, the increase in sales and marketing expenses when compared to the same period a year ago was due primarily to the increased cost from higher headcount. This was partially offset by a decrease in direct sales commissions. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended July 31, 2008, the decreases in general and administrative expenses were primarily due to lower variable bonus compensation, headcount and audit related expenses when compared to three months ended July 31, 2007.

At July 31, 2008, the total number of employees was 296 compared to 328 at July 31, 2007.

Other Income/(Loss)

Other income/(loss) is comprised of interest and dividend income, rental income and realized and unrealized gains and losses from investments. For the three months ended July 31, 2008, the decrease in other income/(loss) was due primarily to higher unrealized losses on investments, decreased interest income from lower yield on our investments and lower rental income when compared to the same period last year.

Income Taxes

In the three months ended July 31, 2008, we recorded income tax expense of approximately $448,000 compared to $1.3 million recorded in the three month period ended July 31, 2007 due to lower pretax earnings before income taxes. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. We expect our effective rate to range between 37% and 40% during fiscal year 2009.

Minority Interest

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to Logility’s net earnings in the three months ended July 31, 2008, we recorded minority interest expenses of approximately $87,000 for the three months ended July 31, 2008 and $236,000 for the three months ended July 31, 2007.

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

The following tables show information about our cash flows and liquidity positions during the three months ended July 31, 2008 and 2007. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

	Three Months Ended July 31, (in thousands)
	2008	2007
Net cash (used in) provided by operating activities	$(3,422)	$2,974
Net cash (used in) provided by investing activities	(15,090)	8,282
Net cash (used in) provided by financing activities	(2,507)	1,617

Net change in cash and cash equivalents	$(21,019)	$12,873

For the three months ended July 31, 2008, the net decrease in cash provided by operating activities when compared to the same period last year was due primarily to an increase in purchases of trading securities and a decrease in accounts payable and deferred revenues and net income. This was partially offset by an increase in collections of customer accounts receivables. The increase in cash used in investing activities when compared to the cash provided by investing activities in the same period in the prior year was due primarily to the purchases of investments partially offset by proceeds in maturities of investments. Cash used in financing activities increased when compared to the cash provided by financing activities same period in the prior year, due primarily to lower proceeds from exercise of stock options and excess tax benefits from stock based compensation and an increase in repurchase of our common stock and payment of the quarterly dividend in the current quarter.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31, (in thousands)
	2008	2007
Cash and cash equivalents	$38,217	$58,500
Short and Long-Term Investments	35,487	17,108

Total cash and short and long-term investments	$73,704	$75,608

Net (decrease) increase in total cash and investments (three months ended July 31)	$(2,437)	$2,839

Our total activities used cash and investments during the three months ended July 31, 2008, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above and the payment of the quarterly dividend.

Days Sales Outstanding in accounts receivable were 66 days as of July 31, 2008, compared to 71 days as of July 31, 2007. This decrease was due primarily to timing of closing license fees sales and improved collection activity. Our current ratio on July 31, 2008 was 3.7 to 1 and on July 31, 2007 was 3.6 to 1.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $73.7 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor Logility currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that Logility generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments).

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. In the first quarter of fiscal 2008, the company purchased 86,239 of its common stock at an average price of $5.84 per share for a total price of approximately $504,000. Under these repurchase plans, as of September 9, 2008; we have repurchased approximately 2.7 million shares of common stock at a cost of approximately $10.0 million.

On December 15, 1997, Logility Board of Directors approved a resolution authorizing Logility to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and Logility’s assessment of its liquidity and cash flow needs. For all repurchase plans, through September 9, 2008, Logility had purchased a cumulative total of 1,480,145 shares at a total cost of $9.2 million. In the first quarter of fiscal 2008, Logility purchased 39,620 shares of its common stock at an average price of $7.49 per share for a total price of $297,000. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter and the number of remaining shares available for purchase under the Company’s and Logility’s existing repurchase program.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We will adopt SFAS No. 141R effective May 1, 2009 and apply it to any business combinations on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the statement of operations. SFAS No. 160 is effective for all periods beginning after December 15, 2008. We do not expect our adoption of SFAS No. 160 to have a material impact on our fiscal 2010 consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of General Accepted Accounting Principles.” This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Our adoption of SFAS No. 162 is not expected to have a material impact on our fiscal 2009 consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact of adopting

FSP 142-3 on our fiscal 2010 consolidated financial statements.

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

Generally, our software products do not require significant modification or customization. Installation of the products is routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established VSOE for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those sold with the initial license fee, based on VSOE, and recognize the revenue ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At July 31, 2008, our goodwill balance was $12.4 million and our intangible assets with definite lives balance was $1.3 million, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, we capitalize all software development costs and report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the condensed consolidated statements of operations.

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

Income Taxes. We provide for the effect of income taxes on our financial position and results of operations in accordance with SFAS No. 109, Accounting for Income Taxes including the recently adopted SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an an interpretation of SFAS Statement No. 109. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, and projected tax credits. Changes in tax law or our interpretation of tax laws could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our deferred tax assets take into account our expectations of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years, which could significantly increase tax expense, could render inaccurate our current assumptions, judgments and estimates of recoverable net deferred taxes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In the three months ended July 31, 2008, we generated approximately 10% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominated those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. The effect of foreign exchange rate fluctuations on us in the three months of fiscal 2008 were not material. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $131,000 exchange gain or loss for the three months ended July 31, 2008. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of July 31, 2008 were approximately $73.0 million.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2008.

We believe our financial statements fairly present in all material respects our financial position, results of operations and cash in our quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and

15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended July 31, 2008:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2008 through May 31, 2008	0	$0.00	0	1,579,104
June 1, 2008 through June 30, 2008	86,239	$5.84	86,239	1,492,865
July 1, 2008 through July 31, 2008	0	$0.00	0	1,492,865

Total Fiscal 2009 First Quarter	86,239	$5.84	86,239	1,492,865

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the three months ended July 31, 2008:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2008 through May 31, 2008	0	$0.00	0	109,475
June 1, 2008 through June 30, 2008	39,620	$7.49	39,620	69,855
July 1, 2008 through July 31, 2008	0	$0.00	0	69,855

Total Fiscal 2009 First Quarter	39,620	$7.49	39,620	69,855

*	The Logility Board of Directors approved the above share purchase authority in December 1997, November 1998 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.6 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: September 9, 2008	By:	/s/ James C. Edenfield
James C. Edenfield President, Chief Executive Officer and Treasurer

Date: September 9, 2008	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer

Date: September 9, 2008	By:	/s/ Herman L. Moncrief
Herman L. Moncrief Controller and Principal Accounting Officer