Form 10-Q
period 2008-10-31
AMERICAN SOFTWARE INC
filed 2008-12-10
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 10, 2008
Class A Common Stock, $.10 par value	22,519,121 Shares
Class B Common Stock, $.10 par value	2,886,586 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2008	April 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$35,683	$59,236
Investments	24,274	16,905
Trade accounts receivable, less allowance for doubtful accounts of $209 at October 31, 2008 and $215 at April 30, 2008:
Billed	9,190	12,563
Unbilled	2,951	3,311
Prepaid expenses and other current assets	3,453	2,946

Total current assets	75,551	94,961
Investments – Noncurrent	11,099	—
Property and equipment, net of accumulated depreciation of $24,534 at October 31, 2008 and $23,966 at April 30, 2008	7,240	6,903
Capitalized software, net of accumulated amortization of $6,380 at October 31, 2008 and $5,220 at April 30, 2008	4,502	4,657
Goodwill	11,709	11,912
Other intangibles, net of accumulated amortization of $1,986 at October 31, 2008 and $1,752 at April 30, 2008	1,196	1,586
Other assets	190	198

Total assets	$111,487	$120,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$657	$1,578
Accrued compensation and related costs	1,592	2,260
Dividends payable	2,278	2,286
Other current liabilities	2,807	3,694
Deferred income taxes	450	640
Deferred revenue	14,420	16,441

Total current liabilities	22,204	26,899
Deferred income taxes	1,074	1,202
Minority interest	5,908	5,621
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 26,570,027 shares at October 31, 2008 and 26,467,534 shares at April 30, 2008	2,656	2,647
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,886,586 shares at October 31, 2008 and April 30, 2008; convertible into Class A shares on a one-for-one basis	288	288
Additional paid-in capital	87,594	87,256
Accumulated other comprehensive income	67	67
Retained earnings	14,239	17,725
Class A treasury stock, 4,141,588 shares at October 31, 2008 and 3,955,849 shares at April 30, 2008	(22,543)	(21,488)

Total shareholders’ equity	82,301	86,495

Commitments and contingencies
Total liabilities and shareholders’ equity	$111,487	$120,217

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Revenues:
License	$3,794	$4,806	$6,536	$9,926
Services and other	9,012	11,634	18,343	21,421
Maintenance	7,042	7,179	14,167	13,994

Total revenues	19,848	23,619	39,046	45,341

Cost of revenues:
License	1,518	1,550	2,806	3,235
Services and other	6,290	8,450	12,298	15,273
Maintenance	1,808	1,880	3,622	3,641

Total cost of revenues	9,616	11,880	18,726	22,149

Gross margin	10,232	11,739	20,320	23,192

Research and development	1,842	1,829	3,671	3,739
Sales and marketing	3,472	3,820	7,268	7,212
General and administrative	2,780	3,204	5,875	6,687
Amortization of acquisition-related intangibles	87	87	174	174
Provision for doubtful accounts	54	40	54	75

Total operating expenses	8,235	8,980	17,042	17,887

Operating income	1,997	2,759	3,278	5,305
Other income (expense):
Interest income	455	825	827	1,679
Other, net	(1,642)	839	(2,150)	901

Earnings before income taxes	810	4,423	1,955	7,885
Income tax expense	152	1,665	600	2,936
Minority interest expense	188	214	275	450

Net earnings	$470	$2,544	$1,080	$4,499

Earnings per common share(a):
Basic	$0.02	$0.10	$0.04	$0.18

Diluted	$0.02	$0.10	$0.04	$0.17

Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.17

Shares used in the calculation of earnings per common share:
Basic	25,357	25,530	25,375	25,328

Diluted	25,860	26,658	25,931	27,080

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.02 and $0.10 for the three months ended October 31, 2008 and 2007 and $0.04 and $0.18 for the six months ended October 31, 2008 and 2007, respectively. See Note G to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements - unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$1,080	$4,499
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,962	2,077
Stock-based compensation expense	418	363
Bond amortization	166	4
Tax benefit of stock options exercised	194	1,453
Excess tax benefits from stock based compensation	(69)	(1,210)
Net loss/(gain) on investments	1,995	(453)
Minority interest in net earnings of subsidiary	275	450
Deferred income taxes	(253)	(183)
Changes in operating assets and liabilities:
Purchases of trading securities	(5,742)	(7,417)
Proceeds from sale of trading securities	1,608	256
Proceeds from maturities of trading securities	607	9,349
Accounts receivable, net	3,733	(916)
Prepaid expenses and other assets	(499)	(414)
Accounts payable and other liabilities	(2,915)	(594)
Deferred revenue	(2,021)	(172)

Net cash provided by operating activities	539	7,092

Cash flows from investing activities:
Capitalized computer software development costs	(1,039)	(1,181)
Intangible assets	(145)	(46)
Goodwill	(72)	(293)
Purchases of property and equipment, net of disposals	(466)	(332)
Proceeds from maturities of investments	55,571	42,057
Purchases of investments	(72,673)	(25,892)
Net change in minority interest resulting from changes in subsidiary equity	(245)	—
Proceeds from exercise of stock options of subsidiary	233	232

Net cash (used in) provided by investing activities	(18,836)	14,545

Cash flows from financing activities:
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	34	27
Repurchase of common stock	(1,055)	—
Excess tax benefits from stock based compensation	69	1,210
Proceeds from exercise of stock options	268	2,709
Dividends paid	(4,572)	(4,036)

Net cash used in financing activities	(5,256)	(90)

Net change in cash and cash equivalents	(23,553)	21,547
Cash and cash equivalents at beginning of period	59,236	45,627

Cash and cash equivalents at end of period	$35,683	$67,174

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

October 31, 2008

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at October 31, 2008, the results of operations for the three and six months ended October 31, 2008 and 2007 and cash flows for the six months ended October 31, 2008 and 2007. The results for the three and six months ended October 31, 2008 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our annual report on Form 10-K for the year ended April 30, 2008.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for

Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $334,000 and $711,000 for the three and six months ended October 31, 2008, respectively, and $629,000 and $1.1 million for the three and six months ended October 31, 2007, respectively.

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

One customer, The Home Depot, accounted for approximately 11% of our total revenues for the three and six months ended October 31, 2008, principally from our IT consulting segment (see footnote M). The related accounts receivable balance for this customer as of October 31, 2008 was approximately $1.4 million. This one customer accounted for approximately 15% and 12% of total revenues for the three and six months ended October 31, 2007, respectively. The related accounts receivable balance for this customer as of October 31, 2007 was approximately $2.0 million.

F.	Declaration of Dividend Payable

On August 19, 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend is payable on December 2, 2008 to Class A and Class B shareholders of record at the close of business on November 10, 2008.

G.	Earnings Per Common Share

We have two classes of common stock of which Class B common shares are convertible into Class A common shares at any time, on a one-for-one basis. Under our Articles of Incorporation, if dividends are declared, holders of Class A common shares shall receive a $.05 dividend per share prior to the Class B common stock receiving any dividend and holders of Class A common stock shall receive a dividend at least equal to Class B common stock dividends on a per share basis. As a result, we have computed the earnings per share in compliance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.

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

Diluted earnings per share is calculated similar to basic earnings per share, except that the calculation includes the dilutive effect of the assumed exercise of options issuable under our stock incentive plans. For our diluted earnings per share calculation for Class A shares, we use the “if-converted” method. This calculation assumes that all Class B common shares are converted into Class A common shares and, as a result, assumes there are no holders of Class B common shares to participate in undistributed earnings.

For our diluted earnings per share calculation for Class B shares, we use the “two-class” method. This calculation does not assume that all Class B common shares are converted into Class A common shares. In addition, this method assumes the dilutive effect if Class A stock options were converted to Class A shares and the undistributed earnings are allocated evenly to both Class A and B shares including Class shares issued pursuant to those converted stock options. This allocation is based on management’s judgment after considering the dividend rights of the two classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B shares into Class A shares.

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended October 31, 2008		Six Months Ended October 31, 2008
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.18	$0.18
Undistributed loss	(0.07)	(0.07)	(0.14)	(0.14)

Total	$0.02	$0.02	$0.04	$0.04

Distributed earnings	$2,019	$260	$4,044	$520
Undistributed loss	(1,603)	(206)	(3,086)	(398)

Total	$416	$54	$958	$122

Basic weighted average common shares	22,471	2,886	22,488	2,887

	Three Months Ended October 31, 2007		Six Months Ended October 31, 2007
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.17	$0.17
Undistributed earnings	0.01	0.01	0.01	0.01

Total	$0.10	$0.10	$0.18	$0.18

Distributed earnings	$2,039	$260	$3,830	$511
Undistributed earnings	216	29	139	19

Total	$2,255	$289	$3,969	$530

Basic weighted average common shares	22,602	2,928	22,323	3,005

Diluted EPS for Class A common shares using the If-Converted Method

Three Months Ended October 31, 2008

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$416	22,471	$0.02
Common Stock Equivalents	—	503	—

	416	22,974	0.02
Class B Conversion	54	2,886	—

Diluted EPS for Class A	$470	25,860	$0.02

        Six Months Ended October 31, 2008

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$958	22,488	$0.04
Common Stock Equivalents	—	557	—

	958	23,045	0.04
Class B Conversion	122	2,886	—

Diluted EPS for Class A	$1,080	25,931	$0.04

        Three Months Ended October 31, 2007

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,255	22,602	$0.10
Common Stock Equivalents	—	1,128	—

	2,255	23,730	0.10
Class B Conversion	289	2,928	—

Diluted EPS for Class A	$2,544	26,658	$0.10

        Six Months Ended October 31, 2007

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$3,969	22,323	$0.18
Common Stock Equivalents	—	1,752	—

	3,969	24,075	0.17
Class B Conversion	530	3,005	—

Diluted EPS for Class A	$4,499	27,080	$0.17

        Diluted EPS for Class B common shares using the Two-Class Method

        Three Months Ended October 31, 2008

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$54	2,886	$0.02
Reallocation of undistributed earnings to Class A shares from Class B shares	4	—	—

Diluted EPS for Class B	$58	2,886	$0.02

        Six Months Ended October 31, 2008

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$122	2,886	$0.04
Reallocation of undistributed earnings to Class A shares from Class B shares	8	—	—

Diluted EPS for Class B	$130	2,886	$0.04

        Three Months Ended October 31, 2007

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$289	2,928	$0.10
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)	—	—

Diluted EPS for Class B	$288	2,928	$0.10

        Six Months Ended October 31, 2007

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$530	3,005	$0.18
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)	—	—

Diluted EPS for Class B	$529	3,005	$0.18

**	Amounts adjusted for rounding

For the three and six months ended October 31, 2008, we excluded options to purchase 1,818,389 and 1,502,252 Class A Common Shares, respectively, and for the three and six months ended October 31, 2007, we excluded options to purchase 80,000 and 72,582 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2008, we had a total of 3,304,538 options outstanding and as of October 31, 2007, we had a total of 2,912,360 options outstanding.

H.	Acquisitions

Logility Share Repurchase

During September 2008, Logility, Inc., our approximately 88% owned subsidiary, purchased 27,122 shares of its common stock for approximately $181,000. In accordance with SFAS No. 141, “Business Combinations,” we have accounted for this transaction under the purchase method of accounting. The total amount allocated from this transaction was approximately $181,000, this amount is net of approximately $25,000 related to the tax effects of this treasury stock purchase. We have allocated the $181,000 to capitalized software development costs, totaling approximately $7,000, intangible assets, totaling approximately $59,000, minority interest, totaling approximately $101,000 and goodwill, totaling approximately $39,000 (including $25,000 related to tax effects), based on management’s estimates of fair value at the date of the transaction. The costs allocated to capitalized software development costs and intangible assets are being amortized ratably based on the projected revenues associated with the related assets of Logility, Inc. or on an accelerated method over three to six years, whichever method results in a higher level of amortization. Amortization of these capitalized costs is included in the cost of license revenues and general and administrative costs in the accompanying consolidated statements of operations for capitalized software development costs and intangible assets, respectively.

I.	Stock-Based Compensation

During the six months ended October 31, 2008 and 2007, we granted options for 494,978 and 590,197 shares of common stock, respectively. We recorded stock option compensation cost of approximately $202,000 and $181,000 and related income tax benefits of approximately $38,000 and $21,000 during the three months ended October 31, 2008 and 2007, respectively. We recorded stock option compensation cost of approximately $418,000 and $363,000 and related income tax benefits of approximately $76,000 and $61,000 during the six months ended October 31, 2008 and 2007, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the six months ended October 31, 2008 and 2007, we realized excess tax benefits of approximately $69,000 and $1,210,000, respectively.

During the six months ended October 31, 2008 and 2007, we issued 94,012 and 745,299 shares of common stock, respectively, resulting from the exercise of stock options. During the six months ended October 31, 2008 and 2007, our subsidiary issued 67,650 and 70,926 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2008 and 2007 based on market value at the exercise dates was approximately $280,000 and $4,954,000, respectively. The total intrinsic value of options exercised at our subsidiary during the six months ended October 31, 2008 and 2007 based on market value at the exercised dates was approximately $243,000 and $569,000, respectively. As of October 31, 2008, unrecognized compensation cost related to unvested stock option awards approximated $2.3 million which we expect to recognize over a weighted average period of 2.0 years. As of October 31, 2008, unrecognized compensation cost related to unvested stock option awards at our subsidiary approximated $1.2 million, which we expect to recognize over a weighted average period of 1.9 years.

J.	Fair Value of Financial Instrument

Effective May 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which requires disclosures about our assets and liabilities that are measured at fair value. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We have not applied the provisions of SFAS No. 157 to non-financial assets, such as our property and equipment, goodwill, capitalized software and certain other assets, which are measured at fair value for impairment assessment. We will apply the provisions of SFAS No. 157 to these assets and liabilities, beginning May 1, 2009, in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157.”

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

Cash Equivalents—Cash equivalents include investments in government obligation based money-market funds, in other money market instruments and in interest-bearing deposits with initial or remaining terms of three months or less. The fair value of cash equivalents approximates its carrying value due to the short-term nature of these instruments.

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

The following table presents our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2008
Cash equivalents	$34,758	—	—	$34,758
Marketable securities	3,511	240	—	$3,751

Total	$38,269	$240	$—	$38,509

In addition to cash equivalents we also have approximately $31.6 million in held-to-maturity investments. These investments consist of corporate bonds, tax-exempt state and municipal bonds and U.S Government debt securities. These investments are recorded at amortized cost.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115,” permits but does not require us to measure financial instruments and certain other items at fair value. We did not elect to measure at fair value any of our financial instruments under the provisions of SFAS No. 159 thus our adoption of this statement effective May 1, 2008 did not have an impact on our condensed consolidated financial statements.

K.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. In the three months ended October 31, 2008, we repurchased 99,500 shares of common stock at a cost of approximately $550,000. Under this repurchase plan, through October 31, 2008, we have repurchased 606,635 shares of common stock at a cost of approximately $3.2 million. Under all repurchase plans as of October 31, 2008, we have repurchased 4,141,588 shares of common stock at a cost of approximately $23.0 million.

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

(ii) Collaborative Supply Chain Management, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 88% owned subsidiary Logility, Inc., including its subsidiary, DMI. In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2008 and 2007:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Revenues:
Enterprise Resource Planning	$4,372	$5,521	$9,749	$10,008
Collaborative Supply Chain Management	10,483	11,134	19,870	23,099
IT Consulting	4,993	6,964	9,427	12,234

	$19,848	$23,619	$39,046	$45,341

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(343)	$208	$(150)	$(429)
Collaborative Supply Chain Management	2,192	2,200	3,178	5,199
IT Consulting	148	351	250	535

	$1,997	$2,759	$3,278	$5,305

Intersegment eliminations:
Enterprise Resource Planning	$(404)	$(413)	$(798)	$(839)
Collaborative Supply Chain Management	404	413	798	839
IT Consulting	—	—	—	—

	—	—	—	—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(747)	$(205)	$(948)	$(1,268)
Collaborative Supply Chain Management	2,596	2,613	3,976	6,038
IT Consulting	148	351	250	535

	$1,997	$2,759	$3,278	$5,305

Capital expenditures:
Enterprise Resource Planning	$236	$27	$421	$207
Collaborative Supply Chain Management	25	79	45	125
IT Consulting	—	—	—	—

	$261	$106	$466	$332

Capitalized Software:
Enterprise Resource Planning	$6	$—	$16	$26
Collaborative Supply Chain Management	516	630	1,023	1,155
IT Consulting	—	—	—	—

	$522	$630	$1,039	$1,181

Depreciation and amortization:
Enterprise Resource Planning	$293	$230	$553	$458
Collaborative Supply Chain Management	715	806	1,408	1,618
IT Consulting	—	—	1	1

	$1,008	$1,036	$1,962	$2,077

N.	Contingencies

We more often than not indemnify our customers against damages and costs resulting from claims of patent, copyright or trademark infringement associated with use of our products. We have historically not been required to make any payments under such indemnifications. However, we continue to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are estimable. In addition, we warrant to our customers that our products operate substantially in accordance with the software product’s specifications. Historically, no costs have been incurred related to software product warranties and none are expected in the future, and as such no accruals for software product warranty costs have been made. Additionally, we are involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

O.	Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2010. Our adoption of SFAS No. 157 for financial assets and liabilities on May 1, 2008 did not have a material impact on our consolidated financial statements. In accordance with SFAS No. 157, we expanded our disclosures regarding the fair values of financial assets and liabilities (See Note J). We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements once we adopt it for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements,” and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for the entity’s fiscal year that begins after November 15, 2007. We did not elect to measure at fair value any of our financial instruments under the provisions of SFAS No. 159. Thus, our adoption of this statement effective May 1, 2008 did not have an impact on our consolidated financial statements (see note J).

P.	Subsequent Event

On November 17, 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of American Software Class A and Class B common stock. The cash dividend is payable on March 9, 2009 to Class A and Class B shareholders of record at the close of business on February 20, 2009.

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

BUSINESS OVERVIEW

American Software, Inc. (the “Company”) was incorporated as a Georgia corporation in 1970. We develop, market and support a portfolio of software and services that deliver enterprise management and collaborative supply chain solutions to the global marketplace. We have designed our software and services to bring business value to enterprises by supporting their operations over intranets, extranets, client/servers or the Internet. References to “the Company,” “us,”, “we,” “our products,” “our software,” “our services” and similar references include the appropriate business unit actually providing the product or service.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2008 and 2007:

	Percentage of Total Revenues		Pct. Change in Dollars
	2008	2007	2008 vs 2007
Revenues:
License	19%	21%	(21)%
Services and other	45	49	(23)
Maintenance	36	30	(2)

Total revenues	100	100	(16)

Cost of revenues:
License	8	6	(2)
Services and other	32	36	(26)
Maintenance	9	8	(4)

Total cost of revenues	49	50	(19)

Gross margin	51	50	(13)

Research and development	9	8	1
Sales and marketing	18	16	(9)
General and administrative	14	14	(13)
Amortization of acquisition-related intangibles	—	—	nm
Provision for doubtful accounts	—	—	nm
Total operating expenses	41	38	(8)

Operating income	10	12	(28)

Other income:
Interest income	2	3	(45)
Other, net	(8)	4	nm

Earnings before income taxes	4	19	(82)

Income tax expense	1	7	(91)

Minority interest expense	1	1	(12)

Net earnings	2%	11%	(82)%

nm - not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2008 and 2007:

	Percentage of Total Revenues		Pct. Change in Dollars
	2008	2007	2008 vs 2007
Revenues:
License	17%	22%	(34)%
Services and other	47	47	(14)
Maintenance	36	31	1

Total revenues	100	100	(14)

Cost of revenues:
License	7	7	(13)
Services and other	31	34	(19)
Maintenance	9	8	(1)

Total cost of revenues	47	49	(15)

Gross margin	53	51	(12)

Research and development	9	8	(2)
Sales and marketing	19	16	1
General and administrative	15	15	(12)
Amortization of acquisition-related intangibles	—	—	—
Provision for doubtful accounts	—	—	(28)

Total operating expenses	43	39	(5)

Operating income	10	12	(38)
Other income:
Interest income	2	3	(51)
Other, net	(6)	2	nm

Earnings before income taxes	6	17	(75)
Income tax expense	2	6	(80)
Minority interest expense	1	1	(39)

Net earnings	3%	10%	(76)%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007

REVENUES:

OVERVIEW: For the three and six months ended October 31, 2008, the decrease in revenues from the three and six months ended October 31, 2007 was attributable to a decrease in license fees and service and other revenues. This decrease was partially offset by a slight increase in maintenance revenues for the six months ended October 31, 2008 when compared to the same period last year. The primary reasons for these decreases were lower license fee sales in recent periods as a result of the poor economic environment, which resulted in lower implementation services billing and license fee sales when compared to the same periods last year. International revenues represented approximately 9% and 10% of total revenues in the three and six months ended October 31, 2008, respectively, and 9% of total revenues in the three and six months ended October 31, 2007. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

LICENSES. For the three and six months ended October 31, 2008, license fee revenues decreased 21% and 34% when compared to the same periods in the prior year, due primarily to decreased license fees from our ERP segment and from our Logility subsidiary as a result of the timing of closing sales and a difficult selling environment in the current economy. In particular, the financial crisis that emerged during the three month period ended October 31, 2008 has interfered with customers’ normal sources of financing and has greatly increased the level of uncertainty about future economic conditions. In the three and six months ended October 31, 2008, license fee revenues from Logility decreased 4% and 35%, respectively. Logility constituted 86% and 81% of total license fee revenues for the three and six months ended October 31, 2008, respectively, compared to 71% and 81% for the three and six months ended October 31, 2007, respectively. Our ERP business unit license fees decreased by 56% and 27% for the three and six months ended October 31, 2008, respectively, when compared to the same periods in the prior year.

The direct sales channel provided approximately 56% and 54% of license fee revenues for the three and six months ended October 31, 2008, respectively, compared to approximately 66% and 65% of license fee revenues for the three and six months ended October 31, 2007, respectively. This decrease was due primarily to improved sales execution and sales environment within our indirect channel. For the three and six months ended October 31, 2008, our margins after commissions on direct sales were approximately 87% and 83%, respectively, compared to 83% and 84% for the three and six months ended October 31, 2007, respectively. For the three and six months ended October 31, 2008, our margins after commissions on indirect sales were approximately 47% and 48%, respectively, compared to 49% for the three and six months ended October 31, 2007, respectively. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. For the three and six months ended October 31, 2008, the 23% and 14% respective decreases in services and other revenues were due primarily to decreased services revenues from our Logility and IT Consulting business segments. For the three and six months ended October 31, 2008, services and other revenues from Logility decreased 32% and 27%, respectively, when compared to the three and six months ended October 31, 2007. The Logility decreases were due primarily to timing of implementation projects relating to the decreased license fee sales in recent quarters. For the three and six months ended October 31, 2008, our IT Consulting segment’s revenues decreased 28% and 23%, respectively, when compared to the prior year periods due to decreases in project work from customers. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. For the three and six months ended October 31, 2008, maintenance revenues decreased 2% and increased 1% when compared to the same periods in the prior year. The decrease during the quarter was primarily from lower renewals rates in our legacy ERP unit which experienced decreases of 18% and 16%, respectively, for the three and six months ended October 31, 2008 compared to the same periods in the prior year. The decrease was partially offset by increased maintenance revenue in Logility which increased 2% and 6%, respectively, for the three and six months ended October 31, 2008 when compared to the same periods last year as a result of improved renewal rates. Logility accounted for 83% and 82%, respectively, of total maintenance revenues for the three and six month period ended October 31, 2008, compared to 79% and 78%, respectively, of total maintenance revenues for the three and six month period ended October 31, 2007. The increases in Logility maintenance revenues for the three and six months ended October 31, 2008 were due primarily to improved customer retention and to a lesser extent increased license fees in prior periods resulting in new maintenance revenue in the current period. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended October 31,				Six months ended October 31,
	2008		2007		2008		2007
Gross margin on license fees:	$2,276	60%	$3,256	68%	$3,730	57%	$6,691	67%
Gross margin on services and other:	2,722	30%	3,184	27%	6,045	33%	6,148	29%
Gross margin on maintenance:	5,234	74%	5,299	74%	10,545	74%	10,353	74%

Total gross margin:	$10,232	52%	$11,739	50%	$20,320	52%	$23,192	51%

For the three and six months ended October 31, 2008, total gross margin percentage increased slightly when compared to the corresponding periods in the prior year.

LICENSES. For the three and six months ended October 31, 2008, gross margin on license fees decreased when compared to the same period in the prior year due to the decrease in license fee revenue. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

SERVICES AND OTHER. For the three and six months ended October 31, 2008, the gross margin percentage on services and other revenue increased when compared to the same periods in the prior fiscal year. This increase was due to the improved margins at our IT Consulting segment’s The Proven Method (“TPM”) and our ERP business. Services and other gross margin normally are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

MAINTENANCE. Maintenance gross margin percentage was relatively unchanged for three and six months ended October 31, 2008 when compared to the same periods last year. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

OPERATING EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	October 31, 2008	Percent Change	October 31, 2007
Total capitalized computer software development costs	$516	(18)%	$630
Percentage of gross product research and development costs	22%		26%
Total research and development expense	1,842	1%	1,829

Percentage of total revenues	9%		8%
Total research and development expense and capitalized computer software development costs	$2,358	(4)%	$2,459

Percentage of total revenues	12%		10%
Total amortization of capitalized computer software development costs *	$585	(8)%	$638

	Six months ended (in thousands)
	October 31, 2008	Percent Change	October 31, 2007
Total capitalized computer software development costs	$1,023	(11)%	$1,155
Percentage of gross product research and development costs	22%		24%
Total research and development expense	3,671	(2)%	3,739

Percentage of total revenues	9%		8%
Total research and development expense and capitalized computer software development costs	$4,694	(4)%	$4,894

Percentage of total revenues	12%		11%
Total amortization of capitalized computer software development costs *	$1,161	(9)%	$1,275

*	Included in cost of license fees

For the three and six months ended October 31, 2008, gross product research and development costs decreased when compared to the same periods last year. Capitalized software development costs increased slightly for the three months ended October 31, 2008 when compared to the same period last year due to timing of capitalizable project work. Capitalized software development costs decreased for the six months ended October 31, 2008 when compared to the same period last year were due to decreased research and development costs of our SCM segment. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects; however, we expect capitalized software amortization expense to remain relatively consistent for the remainder of fiscal 2009 when compared to the three months ended October 31, 2008.

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s share repurchases during the three months ended October 31, 2008.

Sales and Marketing

For the three months ended October 31, 2008, sales and marketing expenses decreased 9% and increased 1% for the six months ended October 31, 2008 when compared to the same periods a year ago. These changes were due primarily to the timing of direct sales commissions as a result of license fee sales. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and six months ended October 31, 2008, the decreases in general and administrative expenses were primarily due to lower variable compensation and salary expenses from reduced headcount

At October 31, 2008, the total number of employees was 299 compared to 330 at October 31, 2007.

Other Income

Other income is comprised of interest and dividend income, rental income and realized and unrealized gains and losses from investments. For the three and six months ended October 31, 2008, the decrease in other income was due primarily to unrealized losses on investments due to poor equity market conditions when compared to the prior year period. Also, to a lesser extent, the decrease is due to lower investment yields resulting from a decrease in money market yields and lower rental income when compared to the same period last year.

Income Taxes

In the three and six months ended October 31, 2008, we recorded income tax expense of approximately $152,000 and $600,000 compared to $1.7 million and $2.9 million recorded in the three and six month periods ended October 31, 2007 due to lower pretax earnings before income taxes. In addition during the current quarter Congress extended the Research Tax Credit which expired on December 31, 2007. As a result of this extension the Company recorded as a discrete item, a tax benefit of approximately $98,000 related to qualified R&D expenses incurred during the period after the credit expired through the end of our prior fiscal year. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. We expect our effective rate to range between 35% and 38% during fiscal year 2009.

Minority Interest

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to Logility’s net earnings, we recorded minority interest expenses of approximately $188,000 and $275,000, respectively, for the three and six months ended October 31, 2008, and $214,000 and $450,000, respectively, for the three and six months ended October 31, 2007.

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

The following tables show information about our cash flows and liquidity positions during the six months ended October 31, 2008 and 2007. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

	Six Months Ended October 31, (in thousands)
	2008	2007
Net cash provided by operating activities	$539	$7,092
Net cash (used in) provided by investing activities	(18,836)	14,545
Net cash used in financing activities	(5,256)	(90)

Net change in cash and cash equivalents	$(23,553)	$21,547

For the six months ended October 31, 2008, the net decrease in cash provided by operating activities when compared to the same period last year was due primarily to lower proceeds from the maturity of trading securities and a decrease in accounts payable, deferred revenues and net income. This was partially offset by a decrease in the purchases of trading securities and an increase in collections of customer accounts receivables. The increase in cash used in investing activities when compared to the cash provided by investing activities in the same period in the prior year was due primarily to the purchases of investments partially offset by proceeds in maturities of investments. Cash used in financing activities increased when compared to the cash provided by financing activities same period in the prior year, due primarily to lower proceeds from exercise of stock options and excess tax benefits from stock based compensation and an increase in repurchase of our common stock and payment of the quarterly dividend.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of October 31, (in thousands)
	2008	2007
Cash and cash equivalents	$35,683	$67,174
Short and Long-Term Investments	35,373	9,238

Total cash and short and long-term investments	$71,056	$76,412

Net (decrease) increase in total cash and investments (six months ended October 31)	$(5,085)	$3,643

Our total activities used cash and investments during the six months ended October 31, 2008, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above and the payment of the quarterly dividend.

Days Sales Outstanding in accounts receivable were 56 days as of October 31, 2008, compared to 66 days as of October 31, 2007. This decrease was due in part to timing of closing license fees sales and improved collection activity and lower license fee sales. Our current ratio on October 31, 2008 was 3.4 to 1 and on October 31, 2007 was 3.7 to 1.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $71.1 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that Logility generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments).

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. In the second quarter of fiscal 2009, we purchased 99,500 shares of our common stock at an average price of $5.53 per share for a total price of approximately $550,000. Under these repurchase plans, as of December 9, 2008; we have repurchased approximately 2.8 million shares of common stock at a cost of approximately $10.6 million.

On December 15, 1997, Logility Board of Directors approved a resolution authorizing Logility to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November

1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and Logility’s assessment of its liquidity and cash flow needs. For all repurchase plans, through December 9, 2008, Logility had purchased a cumulative total of 1,507,267 shares at a total cost of $9.4 million. In the second quarter of fiscal 2009, Logility purchased 27,122 shares of its common stock at an average price of $6.69 per share for a total price of $181,000. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter and the number of remaining shares available for purchase under our and Logility’s existing repurchase programs.

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

Revenue Recognition. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we 1) act as principal in the transaction, 2) take title to the products, 3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded on a gross basis.

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

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), long-lived assets, such as property and equipment and intangible assets, are reviewed for Impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At October 31, 2008, our goodwill balance was $11.7 million and our intangible assets with definite lives balance was $1.2 million, net of accumulated amortization.

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

Foreign Currency. In the three and six months ended October 31, 2008, we generated approximately 9% and 10%, respectively of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominated those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $193,000 and $196,000 for the three and six months ended October 31, 2008, respectively, compared to an exchange rate gain of approximately $36,000 for the three months ended October 31, 2007 and a loss of approximately $2,000 for the six months ended October 31, 2007. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $101,000 exchange gain or loss for the six months ended October 31, 2008. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of October 31, 2008 was approximately $70.1 million compared to $74.3 million as of October 31, 2007.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2008.

We believe our financial statements fairly present in all material respects our financial position, results of operations and cash flows in our quarterly report on Form 10-Q.

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

Item 1A.         Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2008. We are updating those risk factors by adding the risk factor below to highlight the risks that the current global credit crisis presents to us.

Economic, political and market conditions can adversely affect our revenue results and profitability

Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy or financial markets, such as the current global economic downturn, could result in delay or cancellation of customer purchases. Current adverse conditions in credit markets, uncertainty in consumer confidence and spending and the fluctuating cost of fuel and commodities and their effects on the United States and global economies and markets are examples of negative changes that have delayed certain customer purchases. Although these adverse conditions have only delayed a small number of customer deals to date, a further worsening or broadening, or protracted extension, of these conditions may have a more significant negative impact on our operating results. Such negative impacts could include, but are not limited to: a potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongation of our selling cycles, and delay, suspension or reduction of the demand for our products. Weak and uncertain economic conditions also could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended October 31, 2008:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2008 through August 31, 2008	0	$0.00	0	1,492,865
September 1, 2008 through September 30, 2008	99,500	$5.53	99,500	1,393,365
October 1, 2008 through October 31, 2008	0	$0.00	0	1,393,365

Total Fiscal 2009 Second Quarter	99,500	$5.53	99,500	1,393,365

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the three months ended October 31, 2008:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2008 through August 31, 2008	0	$0.00	0	69,855
September 1, 2008 through September 30, 2008	27,122	$6.69	27,122	42,733
October 1, 2008 through October 31, 2008	0	$0.00	0	42,733

Total Fiscal 2009 Second Quarter	27,122	$6.69	27,122	42,733

*	The Logility Board of Directors approved the above share purchase authority in December 1997, November 1998 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.6 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Shareholders on August 18, 2008. At the meeting, a Class A shareholders vote was taken with respect to the re-election of W. Dennis Hogue, John J. Jarvis and James B. Miller as directors for a one-year term. There were no other nominees. The results of that shareholder vote were as follows:

Election of W. Dennis Hogue

Votes “For:” 19,538,504; Withholding Authority to Vote “For:” 1,029,215.

Election of John J. Jarvis

Votes “For:” 19,237,880; Withholding Authority to Vote “For:” 1,329,840.

Election of James B. Miller

Votes “For:” 17,354,501; Withholding Authority to Vote “For:” 3,213,218.

The Class B shareholders unanimously re-elected James C. Edenfield, J. Michael Edenfield, Thomas L. Newberry and Thomas L. Newberry, V as Directors.

There was also a shareholder vote upon an amendment to increase our 2001 Stock Plan to increase the number of Class A Common Shares that may be subject to options granted under the Plan from 4,375,000 shares to 5,275,000 shares. The results of that shareholder vote were: Votes “For:”3,381,802; “Against:” 787,293.

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit 10.1	2001 Stock Plan Amended and Restated as of November 17, 2008

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 10, 2008	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: December 10, 2008	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 10, 2008	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer