Form 10-Q/A
period 2008-10-31
AMERICAN SOFTWARE INC
filed 2008-12-16
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 9, 2008
Class A Common Stock, $.10 par value	22,428,438 Shares
Class B Common Stock, $.10 par value	2,886,586 Shares

Form 10-Q/A

Quarter ended October 31, 2008

Index

Page No.
Part II - Other Information

Item 6. Exhibits	4

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the six months ended October 31, 2008 for the purpose of amending the number of Class A Common Shares reported on the cover page of our Form 10-Q as outstanding on December 9, 2008. We have determined that the previously reported amount of 22,519,121 was inadvertently misstated. The correct amount outstanding as of that date is 22,428,438. This correction did not have an impact on our financial statements for any period presented.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 contains only the sections and exhibits to the Form 10-Q that are being amended. The sections of and exhibits to the Form 10-Q as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 16, 2008	By:	/s/ James C. Edenfield

James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: December 16, 2008	By:	/s/ Vincent C. Klinges

Vincent C. Klinges
Chief Financial Officer

Date: December 16, 2008	By:	/s/ Herman L. Moncrief

Herman L. Moncrief
Controller and Principal Accounting Officer

4