Form 10-Q
period 2009-01-31
AMERICAN SOFTWARE INC
filed 2009-03-10
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 5, 2009
Class A Common Stock, $.10 par value	22,403,991 Shares
Class B Common Stock, $.10 par value	2,877,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended January 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2009	April 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$39,388	$59,236
Investments	16,505	16,905
Trade accounts receivable, less allowance for doubtful accounts of $464 at January 31, 2009 and $215 at April 30, 2008:
Billed	11,077	12,563
Unbilled	2,112	3,311
Prepaid expenses and other current assets	3,208	2,946

Total current assets	72,290	94,961
Investments – Noncurrent	14,428	—
Property and equipment, net of accumulated depreciation of $24,828 at January 31, 2009 and $23,966 at April 30, 2008	7,263	6,903
Capitalized software, net of accumulated amortization of $6,958 at January 31, 2009 and $5,220 at April 30, 2008	4,405	4,657
Goodwill	11,709	11,912
Other intangibles, net of accumulated amortization of $2,110 at January 31, 2009 and $1,752 at April 30, 2008	1,073	1,586
Other assets	190	198

Total assets	$111,358	$120,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$893	$1,578
Accrued compensation and related costs	2,108	2,260
Dividends payable	2,271	2,286
Other current liabilities	3,100	3,694
Deferred income taxes	147	640
Deferred revenue	14,996	16,441

Total current liabilities	23,515	26,899
Deferred income taxes	1,121	1,202
Minority interest	6,133	5,621
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 26,579,527 shares at January 31, 2009 and 26,467,534 shares at April 30, 2008	2,657	2,647
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,877,086 shares at January 31, 2009 and 2,886,586 shares at April 30, 2008; convertible into Class A shares on a one-for-one basis	288	288
Additional paid-in capital	87,781	87,256
Accumulated other comprehensive income	—	67
Retained earnings	12,744	17,725
Class A treasury stock, 4,224,088 shares at January 31, 2009 and 3,955,849 shares at April 30, 2008	(22,881)	(21,488)

Total shareholders’ equity	80,589	86,495

Commitments and contingencies
Total liabilities and shareholders’ equity	$111,358	$120,217

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Revenues:
License	$4,722	$4,336	$11,258	$14,261
Services and other	8,386	10,611	26,729	32,032
Maintenance	6,932	7,126	21,099	21,121

Total revenues	20,040	22,073	59,086	67,414

Cost of revenues:
License	1,064	1,386	3,870	4,620
Services and other	5,925	7,246	18,223	22,520
Maintenance	1,778	1,940	5,400	5,582
Write-down of capitalized computer software development costs	—	1,196	—	1,196

Total cost of revenues	8,767	11,768	27,493	33,918

Gross margin	11,273	10,305	31,593	33,496

Research and development	1,765	1,757	5,436	5,496
Sales and marketing	3,829	4,086	11,097	11,298
General and administrative	3,203	2,705	9,077	9,392
Amortization of acquisition-related intangibles	87	87	262	262
Provision for doubtful accounts	255	108	309	183

Total operating expenses	9,139	8,743	26,181	26,631

Operating income	2,134	1,562	5,412	6,865
Other income (expense):
Interest income	596	823	1,569	2,502
Other, net	(791)	(680)	(3,087)	220

Earnings before income taxes	1,939	1,705	3,894	9,587
Income tax expense	952	461	1,552	3,397
Minority interest expense	212	107	487	557

Net earnings	$775	$1,137	$1,855	$5,633

Earnings per common share(a):
Basic	$0.03	$0.04	$0.07	$0.22

Diluted	$0.03	$0.04	$0.07	$0.21

Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.26

Shares used in the calculation of earnings per common share:
Basic	25,279	25,562	25,343	25,406

Diluted	25,599	26,449	25,791	27,125

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.03 and $0.04 for the three months ended January 31, 2009 and 2008 and $0.07 and $0.22 for the Nine months ended January 31, 2009 and 2008, respectively. See Note G to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$1,855	$5,633
Adjustments to reconcile net earnings to net cash provided by operating activities:
Write-down of computer software development costs	—	1,196
Depreciation and amortization	2,957	3,069
Stock-based compensation expense	620	581
Bond amortization	390	4
Tax benefit of stock options exercised	194	1,640
Excess tax benefits from stock based compensation	(69)	(1,374)
Net loss on investments	2,491	520
Minority interest in net earnings of subsidiary	487	557
Deferred income taxes	(508)	(687)
Changes in operating assets and liabilities:
Purchases of trading securities	(7,068)	(10,624)
Proceeds from sale of trading securities	1,920	865
Proceeds from maturities of trading securities	607	12,423
Accounts receivable, net	2,685	(1,025)
Prepaid expenses and other assets	(254)	(701)
Accounts payable and other liabilities	(1,871)	(2,160)
Deferred revenue	(1,445)	(9)
Other	(67)	—

Net cash provided by operating activities	2,924	9,908

Cash flows from investing activities:
Capitalized computer software development costs	(1,521)	(1,661)
Intangible assets	(145)	(46)
Goodwill	(71)	(293)
Purchases of property and equipment, net of disposals	(781)	(710)
Proceeds from maturities of investments	77,478	42,057
Purchases of investments	(89,847)	(25,893)
Net change in minority interest resulting from changes in subsidiary equity	(245)	—
Proceeds from exercise of stock options of subsidiary	232	278

Net cash (used in) provided by investing activities	(14,900)	13,732

Cash flows from financing activities:
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	34	39
Repurchase of common stock	(1,393)	—
Excess tax benefits from stock based compensation	69	1,374
Proceeds from exercise of stock options	268	2,761
Dividends paid	(6,850)	(6,335)

Net cash used in financing activities	(7,872)	(2,161)

Net change in cash and cash equivalents	(19,848)	21,479
Cash and cash equivalents at beginning of period	59,236	45,627

Cash and cash equivalents at end of period	$39,388	$67,106

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

January 31, 2009

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at January 31, 2009, the results of operations for the three and nine months ended January 31, 2009 and 2008 and cash flows for the nine months ended January 31, 2009 and 2008. The results for the three and nine months ended January 31, 2009 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our annual report on Form 10-K for the year ended April 30, 2008.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2008, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible assets, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

B.	Principles of Consolidation

The consolidated financial statements include the accounts of American Software, Inc., and its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

C.	Revenue Recognition

We recognize revenue in accordance with Statement of Position 97-2: Software Revenue Recognition, (SOP 97-2) and SOP No. 98-9: Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions (SOP 98-9).

License. We recognize license revenue in connection with license agreements for standard proprietary software upon delivery of the software, provided we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products in accordance with Emerging Issues Task Force Issue (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we: 1) act as principal in the transaction, 2) take title to the products, 3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) act as an agent or broker with compensation on a commission or fee basis.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for

Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $256,000 and $967,000 for the three and nine months ended January 31, 2009, respectively, and $383,000 and $1.5 million for the three and nine months ended January 31, 2008, respectively.

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

Sales Taxes. We account for sales taxes on a net basis in accordance with EITF 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation).

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At January 31, 2009 and April 30, 2008 unbilled license fee and services revenues were approximately $694,000 and $1.4 million and $1.9 and $1.4 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

D.	Reclassification

Certain prior year amounts have been reclassified for presentation purposes.

E.	Major Customer

One customer, The Home Depot, accounted for approximately 11% of our total revenues for the three and nine months ended January 31, 2009, principally from our IT consulting segment (see footnote M). The related accounts receivable balance for this customer as of January 31, 2009 was approximately $1.5 million. This one customer accounted for approximately 14% and 13% of total revenues for the three and nine months ended January 31, 2008, respectively. The related accounts receivable balance for this customer as of January 31, 2008 was approximately $1.4 million.

F.	Declaration of Dividend Payable

On November 17, 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend is payable on March 9, 2009 to Class A and Class B shareholders of record at the close of business on February 20, 2009.

G.	Earnings Per Common Share

We have two classes of common stock of which Class B common shares are convertible into Class A common shares at any time, on a one-for-one basis. Under our Articles of Incorporation, if dividends are declared, holders of Class A common shares shall receive a $.05 dividend per share prior to the Class B common stock receiving any dividend and holders of Class A common stock shall receive a dividend at least equal to Class B common stock dividends on a per share basis. As a result, we have computed the earnings per share in compliance with Statement of Financial Accounting Standards (SFAS) 128, Earnings per Share which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.

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

For our diluted earnings per share calculation for Class B shares, we use the “two-class” method. This calculation does not assume that all Class B common shares are converted into Class A common shares. In addition, this method assumes the dilutive effect if Class A stock options are converted to Class A shares and the undistributed earnings are allocated evenly to both Class A and B shares including Class shares issued pursuant to those converted stock options. This allocation is based on management’s judgment after considering the dividend rights of the two classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B shares into Class A shares.

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended January 31, 2009		Nine Months Ended January 31, 2009
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.27	$0.27
Undistributed loss	(0.06)	(0.06)	(0.20)	(0.20)

Total	$0.03	$0.03	$0.07	$0.07

Distributed earnings	$2,012	$259	$6,056	$779
Undistributed loss	(1,325)	(171)	(4,413)	(567)

Total	$687	$88	$1,643	$212

Basic weighted average common shares	22,396	2,883	22,458	2,885

	Three Months Ended January 31, 2008		Nine Months Ended January 31, 2008
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.26	$0.26
Undistributed loss	(0.05)	(0.05)	(0.04)	(0.04)

Total	$0.04	$0.04	$0.22	$0.22

Distributed earnings	$2,041	$260	$5,885	$757
Undistributed loss	(1,033)	(131)	(891)	(118)

Total	$1,008	$129	$4,994	$639

Basic weighted average common shares	22,672	2,890	22,439	2,967

Diluted EPS for Class A common shares using the If-Converted Method

Three Months Ended January 31, 2009

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$687	22,396	$0.03
Common Stock Equivalents	—	320	—

	687	22,716	0.03
Class B Conversion	88	2,883	—

Diluted EPS for Class A	$775	25,599	$0.03

Nine Months Ended January 31, 2009

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,643	22,458	$0.07
Common Stock Equivalents	—	448	—

	1,643	22,906	0.07
Class B Conversion	212	2,885	—

Diluted EPS for Class A	$1,855	25,791	$0.07

Three Months Ended January 31, 2008

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,008	22,672	$0.04
Common Stock Equivalents	—	887	—

	1,008	23,559	0.04
Class B Conversion	129	2,890	—

Diluted EPS for Class A	$1,137	26,449	$0.04

Nine Months Ended January 31, 2008

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$4,994	22,439	$0.22
Common Stock Equivalents	—	1,719	—

	4,994	24,158	0.21
Class B Conversion	639	2,967	—

Diluted EPS for Class A	$5,633	27,125	$0.21

Diluted EPS for Class B common shares using the Two-Class Method

Three Months Ended January 31, 2009

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$88	2,883	$0.03
Reallocation of undistributed earnings to Class A shares from Class B shares	2	—	—

Diluted EPS for Class B	$90	2,883	$0.03

Nine Months Ended January 31, 2009

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS**
Per Basic	$212	2,885	$0.07
Reallocation of undistributed earnings to Class A shares from Class B shares	10	—	—

Diluted EPS for Class B	$222	2,885	$0.07

Three Months Ended January 31, 2008

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$129	2,890	$0.04
Reallocation of undistributed earnings to Class A shares from Class B shares	4	—	—

Diluted EPS for Class B	$133	2,890	$0.04

Nine Months Ended January 31, 2008

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$639	2,967	$0.22
Reallocation of undistributed earnings to Class A shares from Class B shares	7	—	—

Diluted EPS for Class B	$646	2,967	$0.22

**	Amounts adjusted for rounding

For the three and nine months ended January 31, 2009, we excluded options to purchase 2,295,499 and 2,286,499 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2008, we excluded options to purchase 665,360 and 72,647 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Share. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2009, we had a total of 3,325,396 options outstanding and as of January 31, 2008, we had a total of 2,913,360 options outstanding.

H.	Acquisitions

Logility Share Repurchase

During September 2008, Logility, Inc., our approximately 88% owned subsidiary, purchased 27,122 shares of its common stock for approximately $181,000. In accordance with SFAS 141, we have accounted for this transaction under the purchase method of accounting. The total amount allocated from this transaction of approximately $181,000, is net of approximately $25,000 related to the tax effects of this treasury stock purchase. We have allocated the $181,000 to capitalized software development costs, totaling approximately $7,000, intangible assets, totaling approximately $59,000, minority interest, totaling approximately $101,000 and goodwill, totaling approximately $39,000 (including $25,000 related to tax effects), based on management’s estimates of fair value at the date of the transaction. The costs allocated to capitalized software development costs and intangible assets are being amortized ratably based on the projected revenues associated with the related assets of Logility or on an accelerated method over three to six years, whichever method results in a higher level of amortization. Amortization of these capitalized costs is included in the cost of license revenues and general and administrative costs in the accompanying consolidated statements of operations for capitalized software development costs and intangible assets, respectively.

I.	Stock-Based Compensation

During the nine months ended January 31, 2009 and 2008, we granted options for 515,978 and 605,197 shares of common stock, respectively. We recorded stock option compensation cost of approximately $202,000 and $218,000 and related income tax benefits of approximately $37,000 and $5,000 during the three months ended January 31, 2009 and 2008, respectively. We recorded stock option compensation cost of approximately $620,000 and $581,000 and related income tax benefits of approximately $113,000 and $66,000 during the nine months ended January 31, 2009 and 2008, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the nine months ended January 31, 2009 and 2008, we realized excess tax benefits of approximately $69,000 and $1.4 million, respectively.

During the nine months ended January 31, 2009 and 2008, we issued 94,012 and 759,299 shares of common stock, respectively, resulting from the exercise of stock options. During the nine months ended January 31, 2009 and 2008, our subsidiary issued 67,650 and 83,276 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2009 and 2008 based on market value at the exercise dates was approximately $280,000 and $686,000, respectively. The total intrinsic value of options exercised at our subsidiary during the nine months ended January 31, 2009 and 2008 based on market value at the exercised dates was approximately $243,000 and $686,000 respectively. As of January 31, 2009, unrecognized compensation cost related to unvested stock option awards approximated $2.1 million which we expect to recognize over a weighted average period of 1.9 years. As of January 31, 2009, unrecognized compensation cost related to unvested stock option awards at our subsidiary approximated 1.1 million, which we expect to recognize over a weighted average period of 1.8 years.

J.	Fair Value of Financial Instrument

Effective May 1, 2008, we adopted SFAS 157,Fair Value Measurements, which requires disclosures about our assets and liabilities that are measured at fair value. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received on sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We have not applied the provisions of SFAS 157 to non-financial assets, such as our property and equipment, goodwill, capitalized software and certain other assets, which are measured at fair value for impairment assessment. We will apply the provisions of SFAS No. 157 to these assets and liabilities, beginning May 1, 2009, in accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157.

SFAS 157 establishes a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. A number of factors affect market price observability including the type of asset or liability and its characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

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

The following table presents our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2009
Cash equivalents	$37,844	—	—	$37,844
Marketable securities	3,144	177	—	$3,321

Total	$40,988	$177	$—	$41,165

In addition to cash equivalents and marketable securities classified as trading securities, we also have approximately $27.6 million in held-to-maturity investments. These investments consist of tax-exempt state and municipal bonds as well as U.S. Government debt securities and are recorded at amortized cost. Fair values for these securities are obtained from third party broker statements. The fair value amounts are primarily derived from Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at January 31, 2009 (in thousands):

	January 31, 2009
	Carrying value	Fair value	Unrealized gain (loss)
Held-to-maturity:
Commercial paper	$—	$—	$—
Corporate bonds	16	16	—
Tax-exempt and municipal bonds	23,586	24,072	486
Government securities	4,010	4,011	1

	27,612	28,099	487

The contractual maturity of debt securities classified as held to maturity at January 31, 2009 was as follows (in thousands):

Due within one year	$13,361
Due between one and two years	8,214
Due between two and three years	4,637
Due after three years	1,400

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115, permits but does not require us to measure financial instruments and certain other items at fair value. We did not elect to measure our financial instruments under the provisions of SFAS 159 thus our adoption of this statement effective May 1, 2008 did not have an impact on our condensed consolidated financial statements.

K.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. In the three and nine months ended January 31, 2009, we repurchased 82,500 and 268,239 shares of common stock at a cost of approximately $338,000 and $1.4 million, respectively. Under this repurchase plan, through January 31, 2009, we have repurchased 689,135 shares of common stock at a cost of approximately $3.5 million. Under all repurchase plans as of January 31, 2009, we have repurchased 4,224,088 shares of common stock at a cost of approximately $22.9 million.

L.	Comprehensive Income

We have adopted SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. We have not included condensed consolidated statements of comprehensive income in the accompanying unaudited condensed consolidated financial statements since comprehensive income and net earnings presented in the accompanying condensed consolidated statements of operations would be substantially the same.

M.	Industry Segments

We have adopted SFAS 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; (ii) Collaborative Supply Chain Management, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; and (iii) IT Consulting, which consists of IT staffing and consulting services. The Collaborative Supply Chain Management segment represents the business of our 88% owned subsidiary, including its subsidiary, DMI. In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2009 and 2008:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Revenues:
Enterprise Resource Planning	$4,610	$6,319	$14,358	$16,327
Collaborative Supply Chain Management	10,643	9,931	30,514	33,030
IT Consulting	4,787	5,823	14,214	18,057

	$20,040	$22,073	$59,086	$67,414

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(843)	$679	$(993)	$248
Collaborative Supply Chain Management	2,787	675	5,965	5,874
IT Consulting	190	208	440	743

	$2,134	$1,562	$5,412	$6,865

Intersegment eliminations:
Enterprise Resource Planning	$(461)	$(402)	$(1,277)	$(1,241)
Collaborative Supply Chain Management	461	402	1,277	1,241
IT Consulting	—	—	—	—

	—	—	—	—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,304)	$277	$(2,270)	$(993)
Collaborative Supply Chain Management	3,248	1,077	7,242	7,115
IT Consulting	190	208	440	743

	$2,134	$1,562	$5,412	$6,865

Capital expenditures:
Enterprise Resource Planning	$300	$314	$720	$521
Collaborative Supply Chain Management	16	64	61	189
IT Consulting	—	—	—	—

	$316	$378	$781	$710

Capitalized Software:
Enterprise Resource Planning	$—	$—	$17	$26
Collaborative Supply Chain Management	482	480	1,504	1,635
IT Consulting	—	—	—	—

	$482	$480	$1,521	$1,661

Depreciation and amortization:
Enterprise Resource Planning	$292	$230	$846	$687
Collaborative Supply Chain Management	703	762	2,110	2,381
IT Consulting	—	—	1	1

	$995	$992	$2,957	$3,069

N.	Contingencies

We more often than not indemnify our customers against damages and costs resulting from claims of patent, copyright or trademark infringement associated with use of our products. We historically have not been required to make any payments under such indemnifications. However, we continue to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are estimable. In addition, we warrant to our customers that our products operate substantially in accordance with the software products’ specifications. Historically, we have incurred no costs related to software product warranties and accordingly we have made no accruals for software product warranty costs. Additionally, we are involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

O.	Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 and FSP 157-2, Effective Date of FASB Statement 157. FSP 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2010. Our adoption of SFAS 157 for financial assets and liabilities on May 1, 2008 did not have a material impact on our consolidated financial statements. In accordance with SFAS 157, we expanded our disclosures regarding the fair values of financial assets and liabilities (See Note J). We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements once we adopt it for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, Fair Value Measurements, and FASB Statement 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective for the entity’s fiscal year that begins after November 15, 2007. We did not elect to measure at fair value any of our financial instruments under the provisions of SFAS 159. Thus, our adoption of this statement effective May 1, 2008 did not have an impact on our consolidated financial statements (see note J).

P.	Subsequent Event

On February 17, 2009, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend is payable on May 29, 2009 to Class A and Class B shareholders of record at the close of business on May 15, 2009.

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

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad, and in particular may be affected by conditions in U.S. and global credit markets. In recent years, the weakness in the overall world economy and the U.S. economy, in particular, has resulted in reduced expenditures in the business software market.

Overall information technology spending continues to be relatively weak as a result of the current global economic environment particularly in the United States. We believe, over the long-term, that information technology spending will incrementally improve as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time due in part to the recent concerns in the global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Enterprise Resource Planning (ERP), (2) Collaborative Supply Chain Management (SCM), and (3) Information Technology (IT) Consulting. The Collaborative Supply Chain Management segment consists of Logility, Inc., an 88% owned subsidiary that provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry specific business software to both retailers and manufacturers in the Apparel, Sewn Products and Furniture industries. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm. On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held DMI, a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers, which brought the Logility customer base to approximately 1,100 companies, located in 70 countries, and gives Logility what we believe to be the largest installed base of supply chain planning customers among application software vendors. Since the acquisition, Logility has continued to market and sell the

Demand Solutions product line through DMI’s existing value-added reseller (VAR) distribution network. Logility also continues to offer the Logility Voyager Solutions™ suite to its traditional target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

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

Due to intensely competitive markets, we typically discount our license fees from our published list prices in response to pricing pressure in our industry. Numerous factors contribute to the amount of the discounts provided, such as previous customer purchases, the number of customer sites utilizing the software, the number of modules purchased and the number of users, as well as the overall size of the contract. While all these factors affect the discount amount of one contract, the overall percentage discount has not materially changed in recent reported fiscal periods. Accordingly, changes in our revenues from period to period primarily are due to the volume of products and related services sold in any period and the amounts of products or modules purchased with each sale, rather than variations in pricing.

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors as well as agent commission expenses related to license revenues generated by the indirect channel primarily from DMI. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses, as well as agent commission expenses related to maintenance revenues generated by the indirect channel primarily from DMI. We account for the development costs of software intended for sale in accordance with SFAS 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

Acquisition Risks. There are risks associated with acquisitions of complementary companies, products and technologies, including the risk that we will not achieve the financial and strategic goals that we contemplate at the time of the transaction. More specifically, in any acquisition we will face risks and challenges associated with the uncertain value of the acquired business or assets, the difficulty of assimilating operations and personnel, integrating acquired technologies and products and maintaining the loyalty of the customers of the acquired business.

Competitive Technologies. There is a risk that our competitors may develop technologies that are substantially equivalent or superior to our technology.

Competition in General. There are risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive. For example, some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2009 and 2008:

	Percentage of Total Revenues		Pct. Change in Dollars
	2009	2008	2009 vs 2008
Revenues:
License	23%	20%	9%
Services and other	42	48	(21)
Maintenance	35	32	(3)

Total revenues	100	100	(9)

Cost of revenues:
License	5	6	(23)
Services and other	30	33	(18)
Maintenance	9	9	(8)
Write-down of capitalized computer software	—	5	nm

Total cost of revenues	44	53	(26)

Gross margin	56	47	9

Research and development	9	8	—
Sales and marketing	19	19	(6)
General and administrative	16	12	18
Amortization of acquisition-related intangibles	—	—	nm
Provision for doubtful accounts	1	—	nm
Total operating expenses	46	39	5

Operating income	11	8	37

Other income:
Interest income	3	4	(28)
Other, net	(4)	(3)	(16)

Earnings before income taxes	10	8	14
Income tax expense	5	2	nm
Minority interest expense	1	—	nm

Net earnings	4%	5%	(32)%

nm - not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January, 2009 and 2008:

	Percentage of Total Revenues		Pct. Change in Dollars
	2009	2008	2009 vs 2008
Revenues:
License	19%	21%	(21)%
Services and other	45	48	(17)
Maintenance	36	31	—

Total revenues	100	100	(12)

Cost of revenues:
License	7	7	(16)
Services and other	31	33	(19)
Maintenance	9	8	(3)
Write-down of capitalized computer software	—	2	nm

Total cost of revenues	47	50	(19)

Gross margin	53	50	(6)

Research and development	9	8	(1)
Sales and marketing	19	17	(2)
General and administrative	15	14	(3)
Amortization of acquisition-related intangibles	—	—	nm
Provision for doubtful accounts	1	—	nm

Total operating expenses	44	39	(2)

Operating income	9	11	(21)
Other income:
Interest income	3	4	(37)
Other, net	(5)	—	nm

Earnings before income taxes	7	14	(59)
Income tax expense	3	5	(40)
Minority interest expense	1	1	—

Net earnings	3%	8%	(67)%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 AND 2008

REVENUES:

OVERVIEW: For the three and nine months ended January 31, 2009, the decrease in revenues from the three and nine months ended January 31, 2008 was attributable to a decrease in service and other revenues and maintenance revenues. This decrease was partially offset by an increase in license fees for the three months ended January 31, 2009 when compared to the same period last year. For the nine months ended January 31, 2009, the decrease in revenues from the nine months ended January 31, 2008 was due to declines in all three revenue categories. The primary reason for these decreases, in the nine month period was the overall poor economic environment when compared to the same periods last year. In particular, the financial crisis that emerged during the recent quarters has interfered with customers’ normal sources of financing and has greatly increased the level of uncertainty about future economic conditions. International revenues represented approximately 10% of total revenues in both the three and nine months ended January 31, 2009 and 9% of total revenues in both the three and nine months ended January 31, 2008. Our revenues may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

LICENSES. For the three months ended January 31, 2009, license fee revenues increased 9% when compared to the same period in the prior year, due primarily to increased license fees deals from our SCM segment, Logility, partially offset by decreases in our ERP segment that resulted from increased competition in the ERP segment from major software vendors and numerous niche players in the markets we serve. The increase in license fees from our SCM segment is due to the ability to close several larger license fee deals. We believe the 21% decrease in license fees in the nine months ended January 31, 2009 compared to the same period last year was possibly due to the recent economic uncertainties in the global markets, especially the U.S. market. In the three months ended January 31, 2009, license fee revenues from Logility increased 57% when compared to the same period last year. In the nine months ended January 31, 2009, license fee revenues from Logility decreased 14% when compared to the same period last year. Logility constituted 78% and 80% of total license fee revenues for the three and nine months ended January 31, 2009, respectively, compared to 54% and 73% for the three and nine months ended January 31, 2008, respectively. Our ERP business unit license fees decreased by 48% and 40% for the three and nine months ended January 31, 2009, respectively, when compared to the same periods in the prior year.

The direct sales channel provided approximately 83% and 66% of license fee revenues for the three and nine months ended January 31, 2009, respectively, compared to approximately 70% and 66% of license fee revenues for the three and nine months ended January 31, 2008, respectively. This increase was due primarily to improved sales execution and sales environment within our direct channel in the current quarter. For the three and nine months ended January 31, 2009, our margins after commissions on direct sales were approximately 81% and 82%, respectively, compared to 77% and 82% for the three and nine months ended January 31, 2008, respectively. For the three months ended January 31, 2009, the direct margin improved primarily due to the increase in license fee and the mix of commission rates based on individual targets through that channel. For the three and nine months ended January 31, 2009, our margins after commissions on indirect sales were approximately 43% and 47%, respectively, compared to 46% and 49% for the three and nine months ended January 31, 2008, respectively. For the three months ended January 31, 2009, the indirect margin decreased primarily due to mix of commission rates based on domestic versus international resellers through that channel. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software. Our sales pipeline includes large transactions, which we define as transactions of greater than $500,000, mid-size software sales opportunities, which are in the $100,000 to $500,000 range, as well as many smaller opportunities. There is inherent uncertainty in our sales pipeline due to the nature of our sales cycle. As a result we have limited ability to fully anticipate actual quarterly results which will continue to be subject to normal quarter-to-quarter variability.

SERVICES AND OTHER.

The Company’s services and other revenues are as follows (in thousands except % data):

	Three months ended January 31,				Nine months ended January 31,
	2009	2008	$ Change	Percentage Change	2009	2008	$ Change	Percentage Change
IT Consulting segment	4,787	5,823	(1,036)	-18%	14,214	18,057	(3,843)	-21%
Supply Chain Management (SCM)	1,271	1,933	(662)	-34%	4,227	5,985	(1,758)	-29%
ERP segment (ERP)	2,328	2,855	(527)	-18%	8,288	7,990	298	4%

	8,386	10,611	(2,225)	-21%	26,729	32,032	(5,303)	-17%

For the three and nine months ended January 31, 2009, the 21% and 17% respective decreases in services and other revenues were due primarily to decreased services revenues from our SCM and IT Consulting business segments. For the three and nine months ended January 31, 2009, services and other revenues from Logility decreased 34% and 29%, respectively, when compared to the three and nine months ended January 31, 2008. The Logility decreases were due primarily to timing of software implementation projects relating to the decreased license fee sales in prior quarters. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve an increase in the number of implementation and consulting projects in subsequent quarters, for which we recognize revenues only as we perform those services. For the three and nine months ended January 31, 2009, our IT Consulting segment’s services revenues decreased 18% and 21%, respectively, when compared to the prior year periods due to decreases in project work from customers. For the three months ended January 31, 2009, our ERP segment’s services revenue decreased due to lower implementation project work as a result of lower license fees in the recent prior periods, however for the nine months ended January 31, 2009, our ERP segment’s services revenue increased slightly due to increased project work from license fee deals in fiscal 2008.

MAINTENANCE. For the three and nine months ended January 31, 2009, maintenance revenues decreased 3% and was approximately the same when compared to the same periods in the prior year. The decrease during the quarter was primarily from lower renewals rates in our legacy ERP unit, which experienced decreases of 16% for both the three and nine months ended January 31, 2009 compared to the same periods in the prior year. The decrease was partially offset by increased maintenance revenue for Logility, which increased 1% and 4%, respectively, for the three and nine months ended January 31, 2009 when compared to the same periods last year. Logility accounted for 82% of total maintenance revenues for both the three and nine months ended January 31, 2009, compared to 79% of total maintenance revenues for both the three and nine months ended January 31, 2008. The increases in Logility maintenance revenues for the three and nine months ended January 31, 2009 were due primarily to improved customer retention and, to a lesser extent, increased license fees in the current period, resulting in new maintenance revenue in the current period. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended January 31,				Nine months ended January 31,
	2009		2008		2009		2008
Gross margin on license fees:	$3,658	77%	$2,950	68%	$7,388	66%	$9,641	68%
Gross margin on services and other:	2,461	29%	3,365	32%	8,506	32%	9,512	30%
Gross margin on maintenance:	5,154	74%	5,186	73%	15,699	74%	15,539	74%
Write-down of capitalized computer software development costs	—		(1,196)		—		(1,196)

Total gross margin:	$11,273	56%	$10,305	47%	$31,593	53%	$33,496	50%

Total gross margin excluding write-down of capitalized computer software development costs	$11,273	56%	$11,501	52%	$31,593	53%	$34,692	51%

For the three and nine months ended January 31, 2009, total gross margin percentage increased when compared to the corresponding periods in the prior year. For the three months ended January 31, 2009, the increase in total gross margin percentage was due primarily to an increase in the license fee gross margin percentages and the write-down of capitalized computer software development costs, partially offset by a decrease in the services gross margin percentage. The increase in total gross margin percentage for the nine months ended January 31, 2009 compared to the same period in the prior year was due primarily to an increase in the services fee gross margin percentages and the write-down of capitalized computer software development costs, partially offset by a decrease in the license fee gross margin percentage.

LICENSES. For the three months ended January 31, 2009, gross margin on license fees increased when compared to the same period in the prior year due to the increase in license fee revenue during the current quarter. For the nine months ended January 31, 2009, gross margin on license fees decreased when compared to the same period in the prior year due to the decrease in license fee revenue over that period. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

SERVICES AND OTHER. For the three months ended January 31, 2009, the gross margin percentage on services and other revenue decreased when compared to the same periods in the prior fiscal year due to the decrease in services revenue in the current quarter. For the nine months ended January 31, 2009, the gross margin percentage on services and other revenue increased when compared to the same periods in the prior fiscal year due to improved services margins in the first half of fiscal 2009 from increased services revenue particularly at our IT Consulting segment’s The Proven Method (“TPM”) and our ERP business. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

MAINTENANCE. Maintenance gross margin percentage was relatively unchanged for three and nine months ended January 31, 2009 when compared to the same periods last year. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

WRITE-DOWN OF CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the unamortized amount for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. For the three-month and nine-month periods ended January 31, 2008, we incurred a charge of $1,196,000 related to the write-off of certain capitalized software development costs based on this evaluation.

OPERATING EXPENSES

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	January 31, 2009	Percent Change	January 31, 2008
Total capitalized computer software development costs	$482	(0)%	$480
Percentage of gross product research and development costs	21%		21%
Total research and development expense	1,765	0%	1,757

Percentage of total revenues	9%		8%
Total research and development expense and capitalized computer software development costs	$2,247	(0)%	$2,237

Percentage of total revenues	11%		10%
Total amortization of capitalized computer software development costs *	$596	(2)%	$610

	Nine months ended (in thousands)
	January 31, 2009	Percent Change	January 31, 2008
Total capitalized computer software development costs	$1,521	(8)%	$1,661
Percentage of gross product research and development costs	22%		23%
Total research and development expense	5,436	(1)%	5,496

Percentage of total revenues	9%		8%
Total research and development expense and capitalized computer software development costs	$6,957	(2)%	$7,131

Percentage of total revenues	12%		11%
Total amortization of capitalized computer software development costs *	$1,757	(7)%	$1,886

*	Included in cost of license fees

For the nine months ended January 31, 2009, gross product research and development costs decreased when compared to the same period last year. Capitalized software development costs were approximately the same for the three months ended January 31, 2009 when compared to the same period last year. Capitalized software development costs decreased slightly for the nine months ended January 31, 2009 when compared to the same period last year due to decreased research and development costs of our SCM segment. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects. We also expect capitalized software amortization expense to decrease in the next quarter. Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility share repurchases during the three and nine months ended January 31, 2009.

Sales and Marketing

For the three and nine months ended January 31, 2009, sales and marketing expenses decreased 6% and 2%, respectively, when compared to the same periods a year ago due primarily to lower headcount and marketing expenditures. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended January 31, 2009, the increases in general and administrative expenses were due to higher legal and audit expenses in the current period as well as a reversal of a bonus compensation accrual in the prior year quarter when our performance declined from earlier quarters in that fiscal year. For the nine months ended January 31, 2009, the decreases in general and administrative expenses were primarily due to lower variable compensation and overall lower headcount.

As of January 31, 2009, the total number of employees was 302 compared to 331 on January 31, 2008.

Other Income

Other income is comprised of interest and dividend income, rental income, realized and unrealized gains and losses from investments and foreign exchange gain and losses. For the three and nine months ended January 31, 2009, the decrease in other income was due primarily to unrealized losses on investments caused by poor equity market conditions when compared to the prior year period. Also, to a lesser extent, the decrease was due to lower investment yields resulting from a decrease in money market yields, exchange rate losses and lower rental income when compared to the same period last year.

For the three and nine months ended January 31, 2009, these investments generated an annualized yield of approximately 1.70% and 1.42% respectively, compared to approximately 5.30% and 3.86%, respectively, for the three and nine months ended January 31, 2008.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under SFAS 109, Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. We expect our effective rate to range between 35% and 38% during fiscal year 2009. During the three months ended January 31, 2009, we increased our valuation allowance against certain deferred tax assets related to capital assets by approximately $250,000, which is treated as a discrete tax item in the current quarter and is the primary reason for the increase in our effective tax rate to 49.1% in the three months ended January 31, 2009 from our effective tax rate of 27.0% in the three months ended January 31, 2008. This was also the primary reason for the increase in our effective tax rate to 39.9% in the nine months ended January 31, 2009 from our effective tax rate of 35.4% in the nine months ended January 31, 2008.

Minority Interest

Minority interest is a function of our majority-owned subsidiaries’ earnings or losses, with minority interest losses recorded when these subsidiaries have earnings, and minority interest earnings recorded when they have losses. Due to Logility’s net earnings, we recorded minority interest expenses of approximately $212,000 and $487,000, respectively, for the three and nine months ended January 31, 2009, and $107,000 and $557,000, respectively, for the three and nine months ended January 31, 2008.

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

The following table show information about our cash flows and liquidity positions during the nine months ended January 31, 2009 and 2008. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

	Nine Months Ended January 31, (in thousands)
	2009	2008
Net cash provided by operating activities	$2,924	$9,908
Net cash (used in) provided by investing activities	(14,900)	13,732
Net cash used in financing activities	(7,872)	(2,161)

Net change in cash and cash equivalents	$(19,848)	$21,479

For the nine months ended January 31, 2009, the net decrease in cash provided by operating activities when compared to the same period last year was due primarily to lower proceeds from the maturity of trading securities, a decrease in net income, a decrease in the tax benefit of stock options exercised as a result of fewer options being exercised during the period, a decrease in deferred revenues and a write down in computer software costs. This was partially offset by a decrease in the purchases of trading securities, an increase in collections of customer accounts receivables primarily due to timing, an increase in net loss on unrealized on investments, a decrease in the excess tax benefits from stock based compensation and an increase in the proceeds from trading securities. The increase in cash used in investing activities when compared to the cash provided by investing activities in the same period in the prior year was due primarily to the purchases of investments partially offset by proceeds from maturing investments. Cash used in financing activities increased when compared to the cash provided by financing activities in the same period in the prior year, due primarily to lower proceeds from exercise of stock options and excess tax benefits from stock based compensation and an increase in repurchase of our common stock and payment of the quarterly dividend.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash (used) generated by our activities:

	As of January 31, (in thousands)
	2009	2008
Cash and cash equivalents	$39,388	$67,106
Current and noncurrent Investments	30,933	7,790

Total cash and current and noncurrent investments	$70,321	$74,896

Net (decrease) increase in total cash and investments (nine months ended January 31)	$(5,820)	$2,127

Our total activities used cash and investments during the nine months ended January 31, 2009, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above and the payment of the quarterly dividend.

Days Sales Outstanding in accounts receivable were 61 days as of January 31, 2009, compared to 72 days as of January 31, 2008. This decrease was due in part to timing of closing license fees sales, improved collection activity and lower license fee sales over the nine-month period ended January 31, 2009. Our current ratio on January 31, 2009 was 3.1 to 1 and on January 31, 2008 was 3.8 to 1.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $70.3 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

The sources of cash flow that we have used for dividend payments include cash we generate through our operations (exclusive of cash that Logility generates), supplemented by our cash and investments (exclusive of Logility’s cash and investments).

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. In the third quarter of fiscal 2009, we purchased 82,500 shares of our common stock at an average price of $4.10 per share for a total price of approximately $338,170. Under these repurchase plans, as of March 11, 2009, we have repurchased approximately 2.9 million shares of common stock at a cost of approximately $10.9 million.

On December 15, 1997, Logility Board of Directors approved a resolution authorizing Logility to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and Logility’s assessment of its liquidity and cash flow needs. Through March 11, 2009, we had purchased a cumulative total of 1,507,267 shares at a total cost of $9.4 million. In the third quarter of fiscal 2009, Logility did not purchase any shares of its common stock. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter and the number of remaining shares available for purchase under our and Logility’s existing repurchase programs.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141R, Business Combinations, which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We will adopt SFAS 141R effective May 1, 2009 and apply it to any business combinations on or after that date.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the statement of operations. SFAS 160 is effective for all periods beginning after December 15, 2008. We do not expect our adoption of SFAS 160 to have a material impact on our fiscal 2010 consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of General Accepted Accounting Principles.” This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Our adoption of SFAS 162 is not expected to have a material impact on our fiscal 2009 consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact of adopting FSP 142-3 on our fiscal 2010 consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2008, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to VSOE, bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we (1) act as principal in the transaction, (2) take title to the products, (3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, Logility typically records its sales through the DMI channel on a gross basis.

Generally, our software products do not require significant modification or customization. Installation of the products is routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established VSOE for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including revenue from maintenance agreements signed with the initial license agreement execution, based on VSOE, and recognize the revenue ratably over the maintenance contract period. We recognize consulting and training services revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees.

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

Valuation of Long-Lived and Intangible Assets. In accordance with SFAS 142, Goodwill and Other Intangible Assets, we do not amortize goodwill and other intangible assets with indefinite lives. Our goodwill is subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

In accordance with Financial Accounting Standards Board Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) [is this SFAS or FASB?], we review long-lived assets, such as property and equipment and intangible assets, for impairment whenever events or changes in circumstances have indicated that the carrying amount of an asset may not be recoverable. Recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If we used other assumptions and estimates in our evaluations, the results could differ significantly.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. As of January 31, 2009, our goodwill balance was $11.7 million and our intangible assets with definite lives balance was $1.1, million, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, we capitalize all software development costs and report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the condensed consolidated statements of operations.

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

Income Taxes. We provide for the effect of income taxes on our financial position and results of operations in accordance with SFAS 109, Accounting for Income Taxes including the recently adopted SFAS Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS Statement No. 109. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, and projected tax credits. Changes in tax law or our interpretation of tax laws could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our deferred tax assets take into account our expectations of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years, which could significantly increase tax expense, could render inaccurate our current assumptions, judgments and estimates of recoverable net deferred taxes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In both the three and nine months ended January 31, 2009, we generated approximately 10% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or Logility and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $198,000 and $394,000 for the three and nine months ended January 31, 2009, respectively, compared to exchange rate gains of approximately $87,000 and $85,000 for the three and nine months ended January 31, 2008, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $125,000 exchange gain or loss for the nine months ended January 31, 2009. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with the investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of January 31, 2009 was approximately $69.3 million compared to $73.9 million as of January 31, 2008.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Economic, political and market conditions can adversely affect our revenue results and profitability

Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy or financial markets, such as the current global economic downturn, could result in delay or cancellation of customer purchases. Current adverse conditions in credit markets, uncertainty in consumer confidence and spending and the fluctuating cost of fuel and commodities and their effects on the United States and global economies and markets are examples of negative changes that have delayed certain customer purchases. Although these adverse conditions have only delayed a small number of customer transactions to date, and have been substantially offset by other factors, a further worsening or broadening, or protracted extension, of these conditions may significantly and negatively affect our operating results. Such negative effects could include, but are not limited to, (1) a potential deterioration of our maintenance revenue base as customers look to reduce their costs, (2) elongation of our selling cycles, and (3) delay, suspension or reduction of the demand for our products. Weak and uncertain economic conditions also could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended January 31, 2009:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2008 through November 30, 2008	0	$0.00	0	1,393,365
December 1, 2008 through December 31, 2008	82,500	$4.10	82,500	1,310,865
January 1, 2009 through January 31, 2009	0	$0.00	0	1,310,865

Total Fiscal 2009 Third Quarter	82,500	$4.10	82,500	1,310,865

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the three months ended January 31, 2009:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2008 through November 30, 2008	0	$0.00	0	42,733
December 1, 2008 through December 31, 2008	0	$0.00	0	42,733
January 1, 2009 through January 31, 2009	0	$0.00	0	42,733

Total Fiscal 2009 Third Quarter	0	$0.00	0	42,733

*	The Logility Board of Directors approved the above share purchase authority in December 1997, November 1998 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.6 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: March 10, 2009	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: March 10, 2009	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 10, 2009	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer