Form 10-K
period 2009-04-30
AMERICAN SOFTWARE INC
filed 2009-07-14
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, 22,428,439 Class A Common Shares and 2,886,586 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 31, 2008) of the Class A shares held by non-affiliates on that date was approximately $101.1 million. At July 8, 2009, 22,426,441 Class A Common Shares and 2,877,086 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2009

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

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Supply Chain Management (SCM), (2) Enterprise Resource Planning (ERP), and (3) Information Technology “IT” Consulting.

The SCM segment consists of Logility, Inc., a wholly owned subsidiary (as of July 9, 2009) that provides collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry-specific business software to both retailers and manufacturers in the Apparel, Sewn Products and Furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc. (DMI), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers, which expanded Logility’s customer base. That customer base now includes more than 1,250 companies located in more than 70 countries and gives Logility what we believe is the largest installed base of supply chain planning customers among application software vendors. Logility markets and sell the Demand Solutions product line through DMI’s global value-added reseller (VAR) distribution network. Logility offers the Logility Voyager Solutions™ suite to its target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

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

Our cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits and VAR commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel.

Our selling expenses generally include the salaries and commissions we pay to our direct sales professionals, along with marketing, promotional, travel and associated costs. Our general and administrative expenses generally include the salaries and benefits we pay to executive, corporate and support personnel, as well as office rent, utilities, communications expenses, and various professional fees.

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

Companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise or supply chain can realize significant competitive advantages in the form of lower costs, improved customer service, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners to forecast demand, source, manufacture and deliver goods and services to the end consumer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that influence the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

Today, several market trends are driving organizations to expand collaboration with trading partners along the supply chain. A general shift in market power has forced manufacturers and distributors to become more responsive to retailers and consumers, which has increased the demand for improved planning capabilities. At the same time, global economic conditions and competitive pressures are forcing manufacturers to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are under pressure to better manage the supply chain as they seek to improve manufacturing efficiency and logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the increasing globalization and complexity of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

The Internet enhances the ability of organizations to integrate their business processes through collaborative planning to synchronize internal assets and production with external demand and supplier capabilities. Global Internet technology adoption and supply chain strategies are converging to create a competitive advantage by reducing the cost of goods sold, improving customer service, building global brands and increasing global supply chain visibility as companies move product to the market quicker. Our customers’ goal is to cost effectively provide the right product in the right place at the right time at a competitive price.

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

The supply chain execution function addresses procuring, manufacturing, warehousing, fulfilling orders and distributing products throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with planning systems and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors.

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

Business Segments

Segment 1—Supply Chain Management—Logility, Inc.

Our wholly-owned subsidiary, Logility, Inc. (“Logility”), provides Supply Chain Management, an integrated set of supply chain planning and supply chain execution solutions.

Logility was incorporated in 1996. Logility provides supply chain management (SCM) solutions to streamline and optimize the market planning, management, production, and distribution of products for manufacturers, suppliers, distributors, and retailers. The supply chain refers to the complex network of business relationships with trading partners (customers, suppliers and carriers) used to forecast, source, manufacture, store, and deliver products and services to multiple locations and customers by various modes of transportation. Supply chain operations include forecasting, demand management, inventory optimization, supply planning, sourcing, manufacturing, logistics, warehouse management, and transportation operations both within an enterprise as well as with other business-to-business collaborative processes between customers, suppliers and carriers. Logility’s solutions enable enterprises to increase their market visibility to build competitive advantages and increase profitability by reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions. Additionally, Logility’s solutions streamline and automate the executive sales and operations planning process to create and assess business plans that profitably match supply with demand while synchronizing supply chain operations with strategic corporate goals.

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc., a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers in the growing small and midsize enterprise (SME) market. Today, Logility’s customer base is approximately 1,250 companies located in more than 70 countries and gives Logility what we believe is the largest installed base of supply chain planning customers among application software vendors. Logility markets and sells the Demand Solutions product line to the SME market through DMI’s global VAR distribution network. Logility offers the Logility Voyager Solutions™ suite to its target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains through both direct and indirect sales channels.

Logility derives revenues primarily from three sources: software licenses, services, and maintenance. Logility generally determines software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, and consulting services. Logility bills for these revenues primarily under time and materials arrangements and recognizes revenues as it performs services. Maintenance agreements typically are for a one- to three-year term, usually commencing at the time of the initial product license. Logility generally bills maintenance fees annually in advance under agreements with terms of one to three years, and then recognizes the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time Logility recognizes the related revenues.

Logility’s cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits and VAR commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel.

Logility’s selling expenses generally include the salaries and commissions it pays to its direct sales professionals, along with marketing, promotion, travel and associated costs. Logility’s general and administrative expenses generally include the salaries and benefits it pays to executive, corporate and support personnel, as well as office rent, utilities, communications expenses, and various professional fees.

Supply Chain Industry Background

In response to increasing global competition, shorter product life cycles and reduced lead times, companies are continually seeking new ways to enhance the productivity and profitability of their operations. Companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise network or “supply chain” can realize significant competitive advantages in the form of lower costs, greater customer responsiveness, reduced stock-outs, more efficient sourcing, lower inventory, synchronized supply and demand, improved transportation and logistics operations, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners (customers, suppliers, manufacturers, distributors and retailers) to source, manufacture and deliver goods and services to the end consumer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that influence the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

Today, several market trends are driving organizations to invest in collaborative supply chain initiatives. Global economic conditions and competitive pressures are forcing companies to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are under pressure to better manage the supply chain as they seek to reduce costs, improve manufacturing efficiency and accelerate logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

Companies are increasingly deploying supply chain application solutions to address their supply chain planning and supply chain execution requirements. The supply chain planning function involves the use of information to facilitate the on-time delivery of the right products to the correct location at the right time and at the lowest cost. The planning process focuses on forecasting and demand management, inventory and supply optimization, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service.

The supply chain execution function addresses procuring, manufacturing, warehousing, fulfilling orders and distributing products throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with supply chain planning and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors.

In a recent Aberdeen Group report, Supply Chain Innovator’s Technology Footprint 2008, the technology analyst firm found that best-in-class supply chain performance contributes to compelling operational results. Best-in-class companies were distinguished from industry average and laggard organizations by key metrics as indicators of overall supply chain process competency. The March 2008 report highlights three best-in-class metrics:

•	Finished goods inventory turns per year: 28

•	Total logistics costs as a percentage of sales: 5%

•	Perfect order percentage (percent of orders shipped complete and on-time to the customer’s requested delivery date): 96%.

Additional survey results showed that best-in-class companies are:

•	70% more likely than all other companies to have a closed-loop integration of supply chain planning and supply chain execution;

•	Two-times more likely to have end-to-end supply chain data and process visibility (enabled by supply chain software solutions) than all others; and

•	50% more likely than all others to have implemented cross functional metrics across their enterprise.

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

Sales and Operations Planning (S&OP) is a executive-level management process designed to orchestrate a company’s strategic plans and tactical operations throughout the supply chain. While the concept of S&OP is not new, the renewed interest is noteworthy because of the impressive benefits that have been attributed to an integrated S&OP process that leverages core supply chain technology to gain a comprehensive grasp of the enterprise. According to a May 2009 AMR Research report, Sales and Operations Planning: Transformation From Tradition, companies with a mature S&OP process achieved impressive results that can be crucial to helping cash-strapped companies through the recession. The May 2009 report highlights these benefit metrics:

•	Improved revenue by 2% to 5%;

•	Reduced inventories by 7% to 15%; and

•	Improved the success of new product launch commercialization by 20%.

We believe that traditional ERP systems do not provide the visibility, depth, flexibility or synchronization required to effectively meet the demands of today’s intensely competitive global environment. Organizations are demanding supply chain solutions that are modular and scaleable to extend ERP functionality, fit the dynamic needs of their businesses, deploy quickly and deliver rapid time-to-benefit.

Additionally, market drivers for more sophisticated software are finding their way downstream. Issues that the multi-billion dollar companies faced ten years ago are affecting even the low end of the SME market. Increasingly, Logility’s customers have to manage offshore manufacturing requirements, which often extend time-to-market, as well as the unique challenges associated with selling to mass merchants. With new, increasingly complex data management needs to monitor global supply lines and deal with the retailers’ demand for accurate forecast and supply visibility, the SME market is outgrowing spreadsheets for demand planning and turning to automated supply and demand, inventory and replenishment management software.

Logility Products and Services

Leveraging its SCM expertise, Logility has been an innovator in developing and deploying supply chain solutions, with its first Internet-based collaborative planning software application implemented in 1996. Logility continues to invest and expand its innovative solutions, which support the Collaborative Planning, Forecasting and Replenishment (CPFR®) standards defined by the Voluntary Interindustry Commerce Standards Association (VICS). Logility’s software solutions also support other collaborative supply chain standards for transportation and distribution center management such as collaborative transportation management (CTM), and radio frequency identification (RFID), a technology that uses radio waves to uniquely identify items as well as packaging such as cartons, containers and pallets.

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

With approximately 1,250 customers in more than 70 countries, Logility is a leading provider of collaborative supply chain solutions that help small, medium, and large as well as Fortune 1000 companies realize substantial bottom-line results. Logility provides two product suites, Logility Voyager Solutions and Demand Solutions, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite of products features performance monitoring capabilities in a single Internet-based framework and provides supply chain visibility; demand, inventory and replenishment planning; S&OP, supply and inventory optimization; manufacturing planning and scheduling; transportation planning and management; and warehouse management. The Demand Solutions product suite provides forecasting, demand planning, replenishment and point-of-sale analysis for maximizing profits for small to midsize manufacturing, distribution and retail operations.

Logility has licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including A.O. Smith, Abbott Diabetes Care, Alberto Culver, Armour Eckrich, Augusta Sportswear, Avery Dennison Corporation, Berry Plastics Corporation, BP (British Petroleum), Continental Mills, Electrolux, Farnell InOne, Fastenal Company, Jarden Corporation, L’Oreal, Malt-O-Meal Company, McCain Foods, New Balance, Pernod-Ricard, Pfizer, Porsche, Remington Products Company, Rexnord, Shaw Industries, Sigma Aldrich, SKF, Standard Motor Products, Starbucks China, Trek Bicycle, Verizon Wireless, Warnaco, and VF Corporation. Logility sells products and services through direct and indirect channels. Logility derived approximately 17% of its revenues in the fiscal year ended April 30, 2009 from international sales.

Product Features: Logility Voyager Solutions

Logility Voyager Solutions is an integrated software suite that provides advanced SCM including collaborative planning, strategic network design, optimized supply sourcing, production management, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service. Logility Voyager Solutions incorporates performance management analytics to drive decision support for critical processes such as demand management, inventory and supply optimization, manufacturing planning and scheduling, transportation planning and management and S&OP.

The Logility Voyager Solutions software suite is modular and scaleable to meet the management requirements of global organizations involving tens of thousands of products with a complex manufacturing or distribution network. In addition, the Logility Voyager Solutions suite interfaces with a broad range of existing enterprise applications deployed on a variety of Internet and client/server operating environments and platforms.

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

LOGILITY VOYAGER SOLUTIONS FOR COLLABORATIVE SUPPLY CHAIN MANAGEMENT

These applications allow companies to plan, manage, optimize and measure their supply chain operations and strategic trading partner relationships for direct material procurement, production, logistics and customer order fulfillment. Logility Voyager Solutions provides a performance-based architecture that allows companies to manage supply chain processes on an exception basis. Companies can proactively monitor, alert, measure and resolve critical supply chain events both within their own companies and throughout the extended value chain via the Internet.

SUPPLY CHAIN COLLABORATION

Logility Voyager Solutions accelerates S&OP, as well as strategic trading partner relationships. Logility Voyager Solutions allows companies to accelerate and manage demand plans, direct material procurement, fulfillment and financial goals to increase profitability and improve service.

Voyager Sales and Operations Planning™ enables companies to streamline and accelerate the entire S&OP process. Companies can more easily track key performance indicators, measure and compare multiple plan performance, optimize sales plans and automate data gathering with this workbench.

Voyager Collaborate™ enables companies to communicate easily across their organizations and share real-time supply chain information with external trading partners. With Voyager Collaborate, suppliers, manufacturers, distributors and retailers can use the power of collaborative business processes such as S&OP and built-in standards CPFR to advance enterprise-wide collaboration enabled via the Internet.

DEMAND CHAIN PLANNING

Logility Voyager Solutions provides the visibility to significantly improve forecasting accuracy by creating comprehensive overviews of market demand, new product introductions, product phase-outs, short life cycle products, promotions and inventory policies. As a result, enterprises can build plans that are more closely attuned to the market.

Voyager Fashion Forecasting™ helps enhance profits with unique capabilities that address the challenges of collection launches for fashion-driven businesses.

Voyager Demand Planning™ helps reconcile differences between high-level business planning and low-level product forecasting. Aligning inventory with customer demand, this solution makes it easier to boost service levels, shorten cycle times and reduce inventory obsolescence.

Voyager Life Cycle Planning™ provides control to model each phase in a product’s sunrise-to-sunset lifecycle—including introduction, maturity, replacement, substitution and retirement. Using attribute-based modeling, Logility can improve the accuracy of new product introductions, short life cycle and phase-outs, which result in reduced stock-outs and lower obsolescence costs.

Voyager Event Planning integrates marketing strategies with forecasting, distribution and logistics planning to calculate the impact of promotional plans and demand shaping strategies such as price discounts, coupons, advertising, special packaging and product placement.

INVENTORY OPTIMIZATION

Logility Voyager Solutions enables enterprises to set optimal inventory targets at each node of a multi-echelon distribution network to match strategic inventory goals.

Logility Voyager Inventory Planning™ allows enterprises to effectively measure the tradeoff of inventory investment and desired customer service levels. This solution dynamically sets time-phased inventory targets based on specific safety stock and order quantity rules.

SUPPLY CHAIN PLANNING

Logility Voyager Solutions optimizes material, inventory, production and distribution assets by synchronizing supply and demand. Optimized supply plans are generated based on manufacturing, storage, and transportation constraints as well as various sourcing, production and distribution options.

Voyager Supply Planning™ optimizes complex sourcing and production decisions to balance supply, manufacturing and distribution constraints based on corporate goals for maximizing profit or minimizing costs.

Voyager Replenishment Planning™ provides visibility of future customer demand, corresponding product and material requirements, and the actions needed to satisfy those demands.

Voyager Manufacturing Planning™ creates optimized constraint-based manufacturing schedules and compares multiple schedule scenarios to determine the optimal trade-off between manufacturing efficiencies, inventory investments and greenhouse gas emissions, providing lower costs, fewer setups and increased product availability.

TRANSPORTATION AND LOGISTICS MANAGEMENT

Logility Voyager Solutions provides industry-leading capabilities for optimizing both warehouse and transportation operations. These solutions systematically balance logistics strategies, customer service policies, carrier effectiveness, and inventory management to boost perfect orders and spur improvements that favorably impact profitability.

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

Demand Solutions Forecast Management provides a powerful yet easy-to-use demand planning solution that fits virtually any industry and deploys quickly. The system offers significant flexibility and allows the user to select the forecasting formula which best addresses each item’s demand pattern to predict an accurate forecast of future demand.

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

Demand Solutions Collaboration offers a certified CPFR compliant collaborative planning solution that streamlines communications between a company and its customers and suppliers. This solution minimizes the barriers to entry for smaller trading partners, who need only a web browser, and extends the value available through the entire Demand Solutions product line. Collaboration results in greater demand visibility and closer synchronization of production and inventory investments.

Demand Solutions Sales & Operations Planning automates and continually analyzes the annual business planning process. There are two annual business plans available for each of the sections of data (bookings, sales, production, inventory, backlog and shipments): the Annual Plan and the Flexible Plan.

Demand Solutions Advanced Planning and Scheduling is a powerful and easy-to-use production scheduling solution that quickly produces accurate schedules taking into account machines, personnel, tooling and inventory constraints. The Demand Solutions Advanced Planning and Scheduling software enables manufacturers to balance material, capacity and shop floor schedules simultaneously to meet customer demand “on-time” at the lowest costs.

Demand Solutions View (DS View) significantly extends the value of Demand Solutions, empowering users to aggregate, rotate, filter, sort and otherwise manipulate large volumes of data into meaningful information. DS View can gather data from any field within Demand Solutions, as well as external sources. Enterprises can also share output with colleagues, customers and vendors over networks, captive and secure intranets and the Internet.

Demand Solutions Retail Planning enables manufacturers, distributors and retailers to collaboratively produce, ship and replenish product based on point-of-sale (POS) data. Highly accurate and easy to use, Demand Solutions Retail Planning can track thousands of SKUs in more than a hundred locations, resulting in optimized store-level replenishment, reduced out-of-stocks, greater inventory turns, elevated customer service levels and increased profits. DS Retail Planning is designed around the philosophy of continuous replenishment, enabling actual demand to be consolidated from each POS location and routed to suppliers. DS Retail Planning leverages detailed analysis and strategic assortment planning for a store or group of stores. The result is a collaborative, highly responsive value chain from manufacturer or distributor to retail.

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

We have web-enabled our legacy System z and System i applications using Host Access Transformation Server (an IBM WebSphere application). This product enables our existing System z and System i customers to access their back office systems from any Windows-based computer with Internet access using only a web browser. The graphical user interface reduces the learning curve for new users and rejuvenates the look and feel of the systems. We market this product under the name Host-Access.

The following is a summary of our main ERP software solutions outside of our New Generation Computing, Inc. subsidiary:

Manufacturing Modules

Companies may use e-Intelliprise with traditional material requirements planning (“MRP”) II manufacturing and/or Flow Manufacturing modules. The modules listed below are the solution components within traditional manufacturing:

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

Financial Modules

Our comprehensive financial solutions provide functions such as financial reporting, budgeting, asset management, cash management, credit management and receivables management. These systems assist in resolving customers’ specific financial control issues faster and more effectively. We designed the e-Intelliprise financial module for global companies and in order to allow the use and reporting of multiple currencies, including the European Monetary Unit. The specific applications available are:

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

Front-to-Back Office Integration is critical to the success of an enterprise. e-Intelliprise provides complete integration of e-business transactions to the entire ERP system. This supports comprehensive and consistent flow of information throughout the enterprise and supply chain. Fulfillment issues that have been experienced by some “e-tailers” can be resolved through front-to-back office integration. e-Intelliprise is a single solution for support of traditional and e-business activities.

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

Rapid Deployment. Flow Manufacturing has a modular design, which we believe streamlines implementation and allows deployment in a relatively short time frame. The comprehensive functionality of each module generally permits customers to implement the solutions with nominal modifications. In addition, Flow Manufacturing’s Windows-based interface and other tools and techniques reduce training requirements and implementation tasks.

e-Applications

e-Applications streamline business processes and create competitive advantages that help businesses leverage the full value of their existing ERP and legacy systems. Our e-applications provide added value by extending the reach of the ERP to trading partners, establishing the groundwork for collaborative trading.

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

e-Expenses. This paperless workflow solution enables employees to submit expense reports via the Internet, document receipts via fax and merge receipts and electronic documents. By giving employees access to expense status at all stages of the processing cycle (routing, approval and payment) and by supplying company management with a system wide look into expense behavior, the e-Expenses solution offers a new level of control over and accountability for the cost of the function.

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

e-Payables. This module streamlines administrative processes regarding purchases online without using purchase orders, enabling users to cost-effectively transact business from any location at any time. Using the Internet or internal intranets, e-Payables provides a secure interface into an accounts payable system.

e-Receivables. This solution is designed to supply account information online to an enterprise’s customers. e-Receivables can help improve cash flow, reduce the cost of financing sales and, by automating routine tasks such as customer queries, enable strategic focus on profit creation and reduce time demands on customer service representatives.

Purchase Order Tracking and Vendor Collaboration. Companies that source globally may experience problems communicating with distant suppliers. This module combines some of the features of e-Procurement and e-Forms with the ability to negotiate delivery schedules. The system allows buyers to electronically send purchase orders to suppliers, receive acknowledgments into a secure web site, and communicate and negotiate delivery schedules via a secure web site. It uses e-mail alerts extensively to notify buyers and suppliers of changes to requirements and schedules.

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

New Generation Computing, Inc.

New Generation Computing (NGC) is our wholly-owned subsidiary that provides product solutions for retailers, importers and manufacturers primarily in the Apparel, Footwear, Sewn Products and Furniture industries. NGC provides functionality that allows customers to improve efficiencies, lower operating costs, reduce supply chain time, meet complex customer requirements, improve supply chain visibility, improve inventory management, and reduce production costs. NGC’s solutions include an Internet Sourcing and Supply Chain Visibility system (e-SPS), a comprehensive ERP system (RedHorse™), a Product Lifecycle Management system (e-PLM), a Shop Floor Control and Incentive Payroll System (TPM), an Import Management System (IMS), an Electronic Data Interchange (EDI), a Full Package Management System (FMS), and an EZ-Ship Packing and Shipping System for Remote Factories (EZ-Ship). All products are completely integrated or can be implemented individually.

e-SPS. NGC has designed e-SPS to provide a wide range of supply chain management solutions over the Internet. e-SPS is a powerful software application for companies producing and sourcing products around the world. Users include retailers, apparel manufacturers, brand managers, footwear companies, importers, contractors, agents, brokers, and logistics providers. e-SPS users around the world only need a web browser to use and update the system. e-SPS employs secure hierarchical views to select data that is appropriate for each user. It creates triggers and alerts automatically based on events defined in the time and action calendars, business processes and other specific collaboration issues. Barcode labels and ASNs facilitate distribution channel receipts. e-SPS provides end-to-end visibility into the supply chain from product inception to distribution channel reception, all in real time. Several industry leaders have successfully implemented this product, including Armani Exchange, Wilson’s Leather, Maidenform, Carter’s, VF Corporation, Casual Male Retail Group, Dick’s Sporting Goods and Russell Corporation. e-SPS features include:

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

RedHorse. RedHorse is a comprehensive ERP system designed specifically for the Sewn Products industry. It consists of 12 optional modules: Customer Order Processing, EDI Information System, Invoicing and Accounts Receivable, Finished Goods Inventory Control, Purchasing and Receiving, Components Inventory, Accounts Payable, General Ledger, Import Management, Remote Plant Management, Production Planning and Screen Printing and Embroidery. RedHorse features include:

•	Scaleable MS SQL Database

•	Customer Order Processing

•	Production Control

•	Royalty Management

•	Bar Coded Piece Goods Control

•	Blanks Inventory

•	EDI Management

•	Financial Accounting

•	Remote Inventory Management

•	Outbound Scan/Pack/ASN

•	Powerful Report Generator

•	Client server for remote access

•	Object-oriented development

•	Information Portal for Internet access

•	Integrated to DMI forecasting, MS FRX Financials, DCCS Warehouse Management and UPS/FedEx

e-PLM. e-PLM is a Product Lifecycle Management system that increases speed to market and facilitates collaborative global communication. e-PLM enables companies to organize and share common business processes and product information with design, product development, planning, engineering, manufacturing and sourcing suppliers around the world. e-PLM creates, maintains and globally distributes a complete specification package for sewn products companies with the following functions:

•	Enhance creativity and collaboration on new ideas

•	Efficiently define concepts and costs, determine viability

•	Develop and deliver new products to market faster

•	Manage frequent changes across global supply chain

•	Track and manage critical timelines and supplier relationships

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

IMS. IMS controls factory orders from the issue of purchase orders, through letter of credit requests, issues, tracking and release. Additionally, the system tracks factory orders and shipments to the distribution center while recording estimated and actual costs for each factory order. We designed IMS for any business engaged in the importing of finished products and businesses using letters of credit. Other features of IMS include:

•	Tracks import factory orders

•	Tracks and manages letters of credit

•	Tracks factory shipments

•	Records import costing

EDI. EDI Orders and Invoices interfaces to NGC’s Customer Order Processing Module and Invoicing and Accounts Receivable Modules. This software product accepts electronic customer orders and updates them automatically into the Customer Order Processing Module. The EDI customer order data is translated under program control into the NGC database to create customer orders. It provides a comprehensive audit/validation process to check EDI order information prior to posting into the customer order file.

EDI Orders and Invoices is a key ingredient of an overall quick response strategy. Significant savings are possible by eliminating manual data entry and printed invoices, which require time and postage to deliver. These EDI facilities can provide a rapid return on investment through improved customer service and internal efficiency gains.

FMS. Full Package production has become an important part of the overall sourcing strategy for many apparel manufacturers. A Full Package environment includes many business activities beyond the sewing process. FMS has been created to address these multiple and complex business processes. Some of the business processes encompassed in the bi-lingual (Spanish and English) FMS system features are:

•	Purchasing and receiving

•	Fabric inventory

•	Trim inventory

•	Bills of material

•	Requirements planning

•	Accounts payable

•	Order processing

•	Cut processing

•	Finished goods inventory

•	Invoicing

•	Accounts receivable

•	Quality control

•	Electronic data interchange (EDI)

•	Bar-coded carton labels and electronic ASNs

•	Production Planning

•	Factory tracking for control of local and remote production facilities

•	Import utility for cut/order data from manufacturer’s ERP system

•	Production control and bar-coded payroll system

•	Interface to Web-based e-SPS

EZ-Ship. EZ-Ship facilitates a global sourcing strategy for companies producing sewn products around the world. This multi-lingual system allows for shipping to multiple distribution centers or customers from factories, contractors and suppliers. EZ-Ship supports unlimited ASN and label formats, thereby giving remote shipping sites greater flexibility. EZ-Ship uses a standard import/export data set to easily integrate with most ERP or Distribution Center system. EZ-Ship also integrates with TPM and e-SPS. EZ-Ship utilizes a web-enabled FTP data exchange utility to easily facilitate data transfer between host and remote systems. Other features of EZ-Ship include:

•	Scans UPC labels

•	Creates/scans UCC-128 labels

•	ASNs

•	Manifests

•	Commercial invoices

•	Bills of lading

•	Validates carton and shipment accuracy

•	Carton-level quality

Segment 3—IT Consulting

The Proven Method, Inc.

The Proven Method, Inc., our wholly-owned subsidiary, is a technology services firm that specializes in assisting a diverse customer base to solve business issues with custom-developed technology solutions. The Proven Method maintains a full-time staff of project management, business consultants and technical specialists possessing a wide range of technical skills, business applications, and industry experience.

A key differentiator of The Proven Method is its ability to offer flexibility among potential solutions that are determined by the individual needs of each customer. The solutions it provides can include application development and maintenance, business intelligence, reports on demand, data migration, network infrastructure services, and the temporary use of our project managers and experienced business and technical resources to augment a customer’s in-house IT team.

The cross-industry and cross-platform experience that The Proven Method has acquired since 1995 enables it to provide services to virtually any type or size company.

The Proven Method customers typically benefit from its services in one of three ways:

1.	Some customers rely on The Proven Method to serve in lieu of an in-house applications development group. The Proven Method provides these firms with the management, business and technical experience necessary to run an entire IT organization.

2.	Other companies will typically outsource complete application development projects to The Proven Method, particularly when their internal project management and technical personnel face a combination of critical timing and heavy backlog.

3.	Still other customers call on The Proven Method to provide supplemental management and technical resources when the need arises for a skill or technical discipline that they may not currently possess or if they simply need more of a particular set of skills required to complete a large development project.

The Proven Method has worked with customers such as Aon, IBM, UPS, Norfolk Southern, Xerox, Sun Trust Bank, Coca-Cola Enterprises, Kubota Manufacturing of North America, KaMin LLC, Home Depot, AT&T, State of Georgia, CompuCom, Zep Inc, Chick-fil-A, Global Payments, Verizon, Catlin Group Ltd, Federal Home Loan Bank, Fulton Paper, Aaron Rents, AutoTrader.com, Nalco Chemical, Georgia Tech Research Institute and numerous other customers throughout the Southeast and the United States.

See Note 10 in the Consolidated Financial Statements for further business segment information.

Customers

We primarily target businesses in the retail, apparel, consumer packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. A sample of companies that have purchased one or more of our products or services is as follows:

Consumer Goods	Chemicals, Oil & Gas, Pharmaceuticals	Retail & Apparel	Manufacturing and Others
American Italian Pasta	Abbott Laboratories	A/X Armani Exchange	American Racing
Ashley Furniture	Arch Corporation	Augusta Sportswear	A.O. Smith Water Products
Avery Dennison Corporation	Berry Plastics Corporation	Bernhardt Furniture	Cengage Learning
BASF Corporation	BP Lubricants	Boots UK, Ltd.	Cintas
Basic American Foods	Bracco	Broder Brothers	Corning Cable Systems
C&C Group	Cambrex Karlskoga AB	Brookstone	Crown Crafts, Inc.
Carriage House Companies	Chamberlin-Edmonds	Brown Shoe Company	Dal-Tile Corporation
Clement Pappas	Coopervision	Carters	Dassault Falcon Jet
Constellation Wines	CVS Caremark	Casual Male Retail Group	IBM/Synertech
Cott Beverages	Dow Chemical Company	Dana-Co	Ingram Micro
Farley’s & Sathers Candy Company	Ego Pharma Australia	Dick’s Sporting Goods	Intertape Polymer Group
Gloria Jean’s Coffee International Pty	Fisher Scientific International	Everlast Worldwide	Louisana Pacific
Hamilton Beach Proctor-Silex	Genzyme Diagnostics	Fastenal Company	Newell Rubbermaid
Hooker Furniture	Herbalife	Georgia Boot	Parker Hannifin
Jarden Consumer Products	Kaiser Healthcare	Gold Toe Brands	Porsche Cars North America
L’Oreal USA	Millipore	Goody’s Family Clothing	Reliable Automatic Sprinkler
Lance	NB Coatings	Hugo Boss	School Specialty
Malt-O-Meal Company	PDVSA	Jos. A. Banks Clothiers	Siemens Healthcare Diagnostics
Maybelline Inc.	Pfizer, Inc.	Landau Uniform	SKF
McCain Foods	Sandoz	Lululemon Athletica	Thomas Built Buses
Mizuno USA	Shell Oil Company	Maggy London	Weyerhauser
O’Sullivan Furniture	Sigma-Aldrich Corporation	Maidenform
Parmalat	Stepan Company	New Balance
Pernod-Ricard	West Pharmaceutical	Polo Ralph Lauren
Reckitt Benckisen	WM Barr & Company	Rafaella Apparel Group
Remington Products Company		Rocky Shoes & Boots
Republic Beverage Company	Wholesale Distribution	Roomstore
Rockline Industries	Amerisource Bergen	Russell
Stanley Works	Barnes Distribution	Savane
Starbucks China	CHF Industries	The Home Depot
Ste. Michelle Wine Estates	Donaldson Company	Tiffany & Co.
Trek Bicycle Corporation	Doosan Group	Unifirst Corp
Wm. Wrigley	Farnell InOne	VF Corporation
Xango	Group SEB Holdings	Warnaco
	Holley Carburetors	Wells Lamont
	Komatsu Europe International	Williamson-Dickie Manufacturing
Remy International
	Republic National Distribution	Telecommunications & Utilities
	Saab Aircraft	Britsh Telecom
	SAIC	Energy Future Holdings
	Standard Motor Products	Huntsville Utilities
	Trelleborg	Piedmont Natural Gas
	Westcon Group	Saudi Consolidated Electric
Sprint Nextel
Verifone
Verizon Wireless

One customer, The Home Depot, accounted for 10% of our total revenues during fiscal year 2009. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector customers. We account for our backlog in deferred revenues (refer to Note 1(c) in the Consolidated Financial Statements).

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

Customers frequently require services beyond those provided by our standard support/maintenance agreement. To meet those customers’ needs, we established a separate professional services division that provides specialized business and software implementation consulting, custom programming, on-site installation, system-to-system interfacing and extensive training. We provide these services, frequently referred to as “systems integration services,” for an additional fee, normally under a separate contract based upon time and materials utilized.

Sales and Marketing

We market our products through direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and have sales and/or support offices in Boston, Chicago, Dallas, and Pittsburgh. We manage sales channels outside of North America from our international offices, primarily in the United Kingdom.

In addition to our employee sales force, we have developed a network of agents who assist in selling our products globally. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in North America, South America, Mexico, Europe and the Asia/Pacific region, distribute our product lines domestically and in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products. Our global distribution channel consists of approximately 35 organizations with sales, implementation and support resources serving customers in more than 70 countries.

We support our sales activities by conducting a variety of marketing programs including public relations, direct marketing, advertising, trade shows, product seminars, industry speakers, user group conferences and ongoing customer communication and industry analysts programs. We also participate in industry conferences such as those organized by the Association for Operations Management (APICS), the Council of Supply Chain Management Professionals (CSMCP), formerly called the Council of Logistics Management (CLM), and the Institute for Supply Management (ISM).

We also engage in third party software alliance programs with other software vendors. These programs generally provide some type of assistance for developing or marketing software products which are compatible or complimentary with products of the other party. Under one such program, DMI was designated a Microsoft Gold Certified Partner to provide integrated supply chain products for Microsoft’s Dynamics GP and NAV solutions.

Licenses

Like many business application software firms, our software revenue consists principally of fees generated from licensing our software products. In consideration of the payment of license fees, we typically grant non-exclusive, nontransferable, perpetual licenses, which are primarily business unit- and user-specific and geographically restricted. Our standard license agreement contains provisions designed to prevent disclosure and unauthorized use of our software. In these agreements, we warrant that our products will function in accordance with the specifications set forth in our product documentation.

The prices for our products are typically functions of the number of modules licensed and the number of servers, users and sites for which the solution is designed and deployed.

Customer Service and Support

We provide the following services and support to our customers:

Implementation Support. We offer our customers a professional and proven implementation program that facilitates rapid implementation of our software products. Our consultants help customers define the nature of their project and subsequently proceed through the implementation process. We provide training for all users and managers involved. We first establish measurable financial and logistical performance indicators and then evaluate them for conformance during and after implementation. Additional services beyond implementation can include post-implementation reviews and benchmarks to further enhance the benefits to customers.

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

Product Maintenance and Updates: Support Services. We provide our customers with ongoing product support services. Typically, we enter into support or maintenance contracts with customers for an initial one- to three-year term, billed annually in advance, at the time of the product license with renewal for additional periods thereafter. Under these contracts, we provide telephone consulting, product updates and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. We provide ongoing support and maintenance services on a seven-days-a-week, 24-hours-a-day basis through telephone, electronic mail and web-based support, using a call logging and tracking system for quality assurance.

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

Logility’s current release of Logility Voyager Solutions is version 7.5. This version uses an Internet-based architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution and collaborative commerce. Logility Voyager Solutions interfaces with software of leading ERP vendors such as SAP and Oracle.

The current release of the Demand Solutions products is version 10 and the current release of DS Retail Planning is version 4.2. These products are designed to work with a wide variety of MRP, ERP and legacy enterprise applications.

Our client/server and Internet-based solutions will be important for our long-term growth. As of April 30, 2009, we employed 65 persons in product research, development and enhancement activities.

Competition

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. Our existing competitors include:

•

Large ERP application software vendors such as SAP and Oracle, each of which offers sophisticated ERP solutions that currently, or may in the future, incorporate supply chain management modules, advanced planning and scheduling, warehouse management, transportation or collaboration software;

•	Vendors focusing on the supply chain application software market, including, but not limited to, vendors such as i2 Technologies, JDA Software and Red Prairie;

•

Other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, supply chain management software; and

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

Continue to Expand Sales and Marketing. We intend to continue to pursue an increased share of the market for ERP and SCM software solutions by expanding our sales and marketing activities. We believe our competitive advantage includes providing a rapid implementation, easy-to-maintain configuration, and quick time-to-benefit across the full spectrum of customer operations. Logility intends to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, retail and manufacturing supply chains, and NCG intends to continue to focus on the Apparel, Sewn Goods, and Furniture industries, adding sales and marketing resources when appropriate.

Expand Indirect Channels to Increase Market Penetration. We believe that key relationships with VARs will increase sales and expand market penetration of our products and services. For example, on January 23, 2006, Logility was named an SAP® Business One Partner to provide supply chain solutions for the small and midsize business market in the United States. Logility will integrate its Demand Solutions application suite with SAP Business One to drive supply chain improvements for small and midsize businesses (SMB). Demand Solutions will extend the core business automation capabilities of SAP Business One and provide critical supply chain expertise to help customers predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability. In addition, the acquisition of DMI added several domestic and international VARs to our indirect channel. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in more than 70 countries.

Maintain Technology Leadership. Logility believes that it is a technology leader in the field of collaborative supply chain optimization solutions and intends to continue to provide innovative, advanced solutions and services to this market. Logility believes that it was one of the earliest providers of SCM software solutions on a client/server platform and on Windows, and the first to introduce a collaborative supply chain planning solution that operates over the Internet. Logility intends to continue to develop and introduce new and enhanced products and keep pace with technological developments and emerging industry standards.

Invest Aggressively to Build Market Share. We intend to continue to invest to expand our sales force, research and development efforts, and consulting infrastructure, balanced with our goal of increasing profitability. We believe these investments are necessary to increase our market share and to capitalize on the growth opportunities in the market.

Acquire or Invest in Complementary Businesses, Products and Technologies. We believe that select acquisitions or investments may provide opportunities to broaden our product offering to provide more advanced solutions for our target markets. We will evaluate acquisitions or investments that will provide us with complementary products and technologies, expand our geographic presence and distribution channels, penetrate additional vertical markets with challenges and requirements similar to those we currently meet, and further solidify our leadership position within the SCM market.

Focus on Integrated Collaborative Planning and Supply Chain Execution Solution. Logility believes it is one of the few providers of truly integrated SCM software solutions addressing demand and supply planning as well as transportation and warehousing logistics requirements. Logility Voyager Solutions provides a comprehensive suite for supply chain planning, warehouse and transportation management with collaboration at its core, streamlining business processes between both internal and external trading partners. Logility intends to continue to focus its development initiatives on enhancing its end-to-end solution, expanding its embedded performance management architecture and introducing additional capabilities that complement its integrated solution suite.

Increase Penetration of International Markets. In the fiscal year ended April 30, 2009, we generated 10% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. Logility, along with its subsidiary, DMI, has 14 international VARs in its indirect channel. This experienced global distribution network expands Logility’s reach and provides sales, implementation and support resources, serving customers in more than 70 countries. We intend to further expand our international presence by creating additional relationships with distributors in South America, Europe, and the Asia/Pacific region.

Expand Strategic Relationships. Logility intends to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities. Logility has a number of marketing alliances, including those with SAP. In addition, Logility has developed a network of international agents who assist in the sale and support of its products. Logility intends to utilize these and future relationships with software and service organizations to enhance its sales and marketing position.

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

Focus on Small, Midsized and Large Business Markets. Our broad product portfolio allows us to address the unique business needs and complexity of a wide range of enterprises with small, midsize and large global operations.

There can be no assurance, however, that we will be successful in implementing the strategies outlined above.

Employees

As of April 30, 2009, we had 291 full-time employees, including 65 in product research, development and enhancement, 40 in customer support, 84 in professional services, 62 in marketing, sales and sales support, and 40 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports available free of charge on or through our website, located at http://www.amsoftware.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 1A.	RISK FACTORS

A variety of factors may affect our future results and the market price of our stock.

We have included certain forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K. We may also make oral and written forward-looking statements from time to time, in reports filed with the Securities and Exchange Commission and otherwise. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

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

We cannot predict every event and circumstance that may affect our business, and therefore the risks and uncertainties discussed below may not be the only ones you should consider.

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

Many of our current and potential competitors have significantly greater resources than we do, and therefore we may be at a disadvantage in competing with them.

We directly compete with other supply chain software vendors, including SAP, I2 Technologies, Lawson Software, Inc., Oracle Corporation, QAD Inc., SAP AG, Manhattan Associates, JDA Software Group, Inc. and others. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The ERP software market has experienced significant consolidation. This consolidation has included numerous mergers and acquisitions, including takeovers such as the Oracle acquisitions of Peoplesoft, Reek, ProfitLogic, Inc., 360 Commerce, Siebel Systems, Inc. and Global Logistics Technologies, Inc.; SAP AG’s acquisitions of Triversity, Inc. and Khimetics. Inc.; and JDA Software’s acquisition of Manugistics Group. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations where we suspect that large competitors, in order to encourage customers to purchase licenses of non-retail specific applications and gain retail market share, have also offered to license at no charge certain retail software applications that compete with our solutions. If competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge, this may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition. Also, some prospective buyers are reluctant to purchase applications that could have a short lifespan, due to an acquisition resulting in the application’s life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from a larger vendor than us since those larger vendors offer a wider range of products. Furthermore, certain of these larger vendors, such as Oracle, may be capable of bundling their software with their database applications, which underlie a significant portion of our installed applications. When we compete with these larger vendors for new customers, we believe that these larger businesses often attempt to use their size as a competitive advantage against us.

In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Some competitors have become more aggressive with their prices and payment terms and issuance of contractual implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms. Furthermore, potential customers may consider outsourcing options, including application service providers, data center outsourcing and service bureaus, as alternatives to licensing our software products. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

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

As a result, the market for enterprise software applications has been and continues to be intensely competitive. Some competitors are increasingly aggressive with their pricing, payment terms and/or issuance of contractual warranties, implementation terms or guarantees. Third-party service companies may offer competing maintenance and implementation services to our customers and thereby reduce our opportunities to provide those services. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms to customers. We expect competition to persist and intensify, which could negatively affect our operating results and market share.

Disruptions in the financial and credit markets, the economic downturn, and other external influences in the U.S. and global markets may reduce demand for our software and related services, which may negatively affect our revenues and operating results.

Our revenues and profitability depend on the overall demand for our software, professional services and maintenance. Regional and global changes in the economy and financial markets, such as the current severe global economic downturn, have resulted in companies reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. Current adverse conditions in credit markets, reductions in consumer confidence and spending, the fluctuating cost of fuel and commodities and their effects on the U.S. and global economies and markets are examples of negative changes that have delayed or canceled certain potential customer purchases. Furthermore, the uncertainty posed by the long-term effects of the war in the Middle East, terrorist activities, related uncertainties and risks, and other geopolitical issues may also adversely affect the purchasing decisions of current or potential customers. There can be no assurance that government responses to the disruptions in the financial markets or to weakening economies will restore confidence, stabilize markets or increase liquidity and the availability of credit.

We are a technology company selling technology-based solutions with total pricing, including software and services, in many cases exceeding $500,000. Reductions in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our solutions. These economic and political conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services or to renew existing post-contract support agreements, or their ability to pay for our products and services after purchase. Future declines in demand for our products or services or a further worsening, broadening, or protracted extension of these conditions would have a significant negative impact on our revenues and operating results.

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

Our future success also depends on our continuing ability to attract, train, retain and motivate other highly qualified managerial and technical personnel. Competition for these personnel is intense, and we have at times experienced difficulty in recruiting and retaining qualified personnel, including sales and marketing representatives, qualified software engineers involved in ongoing product development, and personnel who assist in the implementation of our products and provide other services. The market for such individuals is competitive. For example, it has been particularly difficult to attract and retain product development personnel experienced in object oriented development technologies. Given the critical roles of our sales, product development and consulting staffs, our inability to recruit successfully or any significant loss of key personnel would adversely affect us. A high level of employee mobility and aggressive recruiting of skilled personnel characterizes the software industry. It may be particularly difficult to retain or compete for skilled personnel against larger, better-known software companies. We cannot guarantee that we will be able to retain our current personnel, attract and retain other highly qualified technical and managerial personnel in the future, or be able to assimilate the employees from any acquired businesses. We will continue to adjust the size and composition of our workforce to match the different product and geographic demand cycles. If we are unable to attract and retain the necessary technical and managerial personnel, or assimilate the employees from any acquired businesses, our business, operating results and financial condition would be adversely affected.

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

We believe that our future growth also will depend on developing and maintaining successful strategic relationships with systems integrators and other technology companies. Our strategy is to continue to increase the proportion of customers served through these indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop these indirect channels. This investment could adversely affect our operating results if these efforts do not generate license and service revenue necessary to offset this investment. Also, our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels will reduce our consulting service revenues, as the third-party systems integrators provide these services. As indirect sales increase, our direct contact with our customer base will decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, these systems integrators and third-party software providers may develop, acquire or market products competitive with our products. Our strategy of marketing our products directly to customers and indirectly through systems integrators and other technology companies may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent that different systems integrators target the same customers, systems integrators may also come into conflict with each other. Any channel conflicts that develop may have a material adverse effect on our relationships with systems integrators or harm our ability to attract new systems integrators.

We may be required to defer recognition of license revenue for a significant period of time after entering into an agreement, which could negatively affect our results of operations.

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

We believe the retail industry remains cautious in its level of investment in information technology during the current difficult economic cycle. We remain concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain markets, especially if such weak economic conditions or fear of additional terrorist attacks and wars persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively affect our revenues, including potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongation of our selling cycles, and reduction in the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could adversely affect our business, our quarterly or annual operating results and our financial condition.

We have observed that the retail industry may be consolidating, and that the industry is currently experiencing increased competition in certain geographic regions that could negatively affect the industry and our customers’ ability to pay for our products and services. Such consolidation has in the past, and may in the future, negatively impact our revenues and reduce the demand for our products, and may adversely affect our business, operating results and financial condition.

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

We derive a significant portion of our services revenues, and total revenues, from a small number of customers using our services for product enhancement and other optional services. If these customers were to discontinue or delay the usage of these services, or obtain these services from a competitor, our services revenues and total revenues would be adversely affected. Customers may delay or terminate implementation of our services due to budgetary constraints related to economic uncertainty, dissatisfaction with product quality, the difficulty of prioritizing numerous information technology projects, changes in business strategy, personnel or priorities, or for other reasons. Such customers may be less likely to invest in additional software in the future and to continue to pay for software maintenance. Since our business relies to a large extent upon sales to existing customers and since maintenance and services revenues are key elements of our revenue base, any reduction in these sales or these maintenance and services payments could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Services revenues carry lower gross margins than license revenues and an overall increase in services revenues as a percentage of total revenues could have an adverse impact on our business.

Because our service revenues have lower gross margins than do our license revenues, an increase in the percentage of total revenues represented by service revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. As a result, an increase in services revenues as a percentage of total revenues and a change in the mix between services that are provided by our employees versus services provided by third-party consultants may negatively affect our gross margins.

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

We may change our pricing practices, which could adversely affect operating margins or customer ordering patterns.

The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products or services in an effort to recapture or gain market share or to sell other products or services, we may need to lower prices or offer other favorable terms in order to compete successfully. For these and other reasons, in the future we may choose to make changes to our pricing practices. For example, we may (i) offer additional discounts to customers, (ii) increase (or decrease) the use of pricing that involves periodic fees based on the number of users of a product, or (iii) change maintenance pricing. Such changes could reduce margins or inhibit our ability to sell our products.

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

There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In addition, the Securities and Exchange Commission staff has issued Staff Accounting Bulletin No. 104, which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we currently comply with these standards.

The accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application and with respect to potential interpretations. These discussions and the issuance of new interpretations could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations. In addition, companies we acquire may have historically interpreted software revenue recognition rules differently than we do or may not have been subject to U.S. GAAP as a result of reporting under local GAAP in a foreign country. If we discover that companies we have acquired have interpreted and applied software revenue recognition rules differently than prescribed by U.S. GAAP, we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of the acquired companies’ financial statements.

Serious harm to our business could result if our encryption technology fails to ensure the security of our customers’ online transactions.

The secure exchange of confidential information over public networks is a significant concern of consumers engaging in online transactions and interaction. Some of our software applications use encryption technology to provide the security necessary to affect the secure exchange of valuable and confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the algorithms that these applications use to protect customer transaction data. If any compromise or breach occurs, it could have a material adverse affect on our business, results of operations and financial condition.

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

We license critical third-party software products that we incorporate into our own software products. We are likely to incorporate and include additional third-party software into and with our products and solutions as we expand our product offerings. The operation of our products would be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to make their software available to us on acceptable terms, invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software, or even remain in business. Further, due to the limited number of vendors of certain types of third-party software, it may be difficult for us to replace such third-party software if a vendor terminates our license to the software or our ability to license the software to customers. If our relations with any of these third-party software providers are impaired, and if we are unable to obtain or develop a replacement for the software, our business could be harmed. In addition, if the cost of licensing any of these third-party software products significantly increases, our gross margin levels could significantly decrease.

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

As a software company, we have been required to migrate our products and services from mainframe to customer server to web-based environments. In addition, we have been required to adapt our products to emerging standards for operating systems, databases and other technologies. We will be unable to compete effectively if we are unable to:

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

Our core products face competition from new or revised technologies that may render our existing technology less competitive or obsolete, reducing the demand for our products. As a result, we must continually redesign our products to incorporate these new technologies and to adapt our software products to operate on, and comply with evolving industry standards for, hardware and software platforms. Maintaining and upgrading our products to operate on multiple hardware and database platforms reduces our resources for developing new products. Because of the increased costs of developing and supporting software products across multiple platforms, we may need to reduce the number of those platforms. In addition, conflicting new technologies present us with difficult choices of which new technologies to adopt. If we fail to anticipate the most popular platforms, fail to respond adequately to technological developments, or experience significant delays in product development or introduction, our business and operating results will be negatively impacted.

In addition, to the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies may require us to make significant capital investments. We may not be able to obtain capital for these purposes and investments in new technologies may not result in commercially viable products. The loss of revenue and increased costs to us from such changing technologies would adversely affect our business and operating results.

If our products are not able to deliver quick, demonstrable value to our customers, our business could be seriously harmed.

Enterprises are requiring their application software vendors to provide faster returns on their technology investments. We must continue to improve the speed of our implementations and the pace at which our products deliver value or our competitors may gain important strategic advantages over us. If we cannot successfully respond to these market demands, or if our competitors respond more successfully than we do, our business, results of operations and financial condition could be materially and adversely affected.

If we do not maintain software performance across accepted platforms and operating environments, our license and services revenue could be adversely affected.

The markets for our software products are characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. We continuously evaluate new technologies and implement advanced technology into our products. However, if in our product development efforts we fail to accurately address, in a timely manner, evolving industry standards, new technology advancements or important third-party interfaces or product architectures, sales of our products and services will suffer.

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

The market for our software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. For instance, existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge. As a result, it is difficult for us to estimate the life cycles of our software products. There can be no assurance that we will successfully identify new product opportunities or develop and bring new products to the market in a timely and cost-effective manner, or that products, capabilities or technologies developed by our competitors will not render our products obsolete. Our future success will depend in part upon our ability to:

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

Despite testing by us, our software programs, like all software programs generally, may contain a number of undetected errors or “bugs” when we first introduce them or as new versions are released. We do not discover some errors until we have installed the product and our customers have used it. Errors may result in the delay or loss of revenues, diversion of software engineering resources, material non-monetary concessions, negative media attention, or increased service or warranty costs as a result of performance or warranty claims that could lead to customer dissatisfaction, resulting in litigation, damage to our reputation, and impaired demand for our products. Correcting bugs may result in increased costs and reduced acceptance of our software products in the marketplace. Further, such errors could subject us to claims from our customers for significant damages, and we cannot assure you that courts would enforce the provisions in our customer agreements that limit our liability for damages. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

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

Implementation of our products can be complex, time-consuming and expensive; customers may be unable to implement our products successfully; and we may become subject to warranty or product liability claims, which could be costly to resolve and result in negative publicity.

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

A significant portion of our revenues is derived from implementation services. If we fail to scope our implementation projects correctly, our services margins may suffer. Implementation services are predominately billed on an hourly or daily basis (time and materials) and sometimes under fixed price contracts, and we generally recognize revenue from those services as work is performed. If we are not able to maintain the current service rates for our time and materials implementation services, without corresponding cost reductions, or if the percentage of fixed price contracts increases and we underestimate the costs of our fixed price contracts, our operating performance may suffer. The rates we charge for our implementation services depend on a number of factors, including the following:

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

Historically, we have generally been able to recognize software license revenue upon delivery of our solutions and contract execution. Customers and prospects could ask for unique capabilities in addition to our core capabilities to give them a competitive edge in the market place. These instances could cause us to recognize more of our software license revenue on a contract accounting basis over the course of the delivery of the solution rather than upon delivery and contract execution. The period between initial contact and the completion of the implementation of our products can be lengthy and is subject to a number of factors (over many of which we have little or no control) that may cause significant delays. These factors include the size and complexity of the overall project. As a result, a shift toward a higher proportion of software license contracts requiring contract accounting would have a material adverse effect on our operating performance and financial condition and cause our operating results to vary significantly from quarter to quarter.

We sometimes experience delays in product releases, which can adversely affect our business.

Historically, we have issued significant new releases of our software products periodically, with minor interim releases issued more frequently. As a result of the complexities inherent in our software, major new product enhancements and new products often require long development and testing periods before they are released. On occasion, we have experienced delays in the scheduled release dates of new or enhanced products, and we cannot provide any assurance that we will achieve future scheduled release dates. The delay of product releases or enhancements, or the failure of such products or enhancements to achieve market acceptance, could materially affect our business and reputation.

We may not receive significant revenues for several years from our current research and development efforts.

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

We continually evaluate potential acquisitions of complementary businesses, products and technologies. We have in the past acquired and invested, and may continue to acquire or invest, in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies. Acquisitions, joint ventures, strategic alliances, and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. Risks commonly encountered in such transactions include:

•	the risk that the acquired company or assets may not further our business strategy or that we paid more than the company or assets were worth;

•	the difficulty of assimilating the operations and retaining and motivating personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies;

•	the potential disruption of our ongoing business and the diversion of our management’s attention from other business concerns;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	adverse impact on our annual effective tax rate;

•	dilution of existing equity holders caused by capital stock issuance to the stockholders of acquired companies or stock option grants to retain employees of the acquired companies;

•	difficulty in maintaining controls, procedures and policies;

•	potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

•	the impairment of relationships with employees and customers;

•	potential assumption of liabilities of our acquisition targets;

•	significant exit or impairment charges if products acquired in business combinations are unsuccessful; and

•	issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through our due diligence process.

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

We may not realize the expected benefits from our acquisition of the outstanding stock of Logility, Inc.

On July 9, 2009, after a successful tender offer for all of the outstanding stock of Logility, we completed the merger of Logility into our wholly-owned subsidiary, ASI Acquisition, Inc., which subsequently changed its name to Logility, Inc. We expect that the tender offer and merger will allow us to realize cost synergies and improve operational efficiencies by reducing complexity and eliminating duplication in finance and accounting functions and by eliminating the cost of Logility’s separate compliance with laws and regulations that apply to publicly held companies. We already effectively shared technologies, assets, capabilities, knowledge and expertise, so no other major synergies are expected. Our failure to achieve the intended synergies and operational efficiencies could have a material adverse effect on our business, operating performance and financial position.

There may be an increase in customer bankruptcies due to weak economic conditions.

We have in the past and may in the future be affected by customer bankruptcies that occur in periods subsequent to the software license sale. During weak economic conditions there is an increased risk that some of our customers will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in some of these instances be large, due to extended payment terms for software license fees and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-day preference period. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, as the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate our business, operating results and financial condition would be adversely affected.

Our business may require additional capital.

We may require additional capital to finance our growth or to fund acquisitions or investments in complementary businesses, technologies or product lines. Our capital requirements may be influenced by many factors, including:

•	the demand for our products;

•	the timing and extent of our investment in new technology;

•	the timing and extent of our acquisition of other companies;

•	the level and timing of revenue;

•	the expenses of sales and marketing and new product development;

•	the success and related expense of increasing our brand awareness;

•	the cost of facilities to accommodate a growing workforce;

•	the extent to which competitors are successful in developing new products and increasing their market shares; and

•	the costs involved in maintaining and enforcing intellectual property rights.

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

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. As we grow our international operations, we may need to recruit and hire new consulting, product development, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels, as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost-effective manner. If we have to downsize certain international operations, particularly in Europe, the costs to do so are typically much higher than downsizing costs in the United States. The following factors, among others, could have an adverse impact on our business and earnings:

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

•

fluctuations in exchange rates that may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency;

•	changes in general economic and political conditions in countries where we operate;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports; and

•	restrictions on downsizing operations in Europe and expenses and delays associated with any such activities.

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

We contract for insurance to cover a variety of potential risks and liabilities, including those relating to the unexpected failure of our products. In the current market, insurance coverage for all types of risk is becoming more restrictive, and when insurance coverage is offered, the deductible for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels or, if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact our results of operations.

We have limited protection of intellectual property and proprietary rights and may potentially infringe third-party intellectual property rights.

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of copyright, trademark and trade secret laws; confidentiality agreements with employees and third parties; and protective contractual provisions (such as those contained in our license agreements with consultants, vendors, partners and customers) and other measures to protect this information. Existing copyright laws afford only limited protection. We believe that the rapid pace of technological change in the computer software industry has made trade secret and copyright protection less significant than factors such as:

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

We generally enter into confidentiality or license agreements with our employees, customers, consultants, and vendors. These agreements control access to and distribution of our software, documentation, and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products, obtain and use information that we regard as proprietary, or develop similar technology through reverse engineering or other means. Preventing or detecting unauthorized use of our products is difficult. There can be no assurance that the steps we take will prevent misappropriation of our technology or that our license agreements will be enforceable. In addition, we may resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of others’ proprietary rights, or defend against claims of infringement or invalidity in the future. Such litigation could result in significant costs or the diversion of resources. This could materially adversely affect our business, operating results and financial condition.

Third parties may assert infringement claims against us. Although we do not believe that our products infringe on the proprietary rights of third parties, we cannot guarantee that third parties will not assert or prosecute infringement or invalidity claims against us. These assertions could distract management, require us to enter into royalty arrangements, and result in costly and time-consuming litigation, including damage awards. Such assertions or the defense of such claims may materially adversely affect our business, operating results, or financial condition. In addition, such assertions could result in injunctions against us. Injunctions that prevent us from distributing our products would have a material adverse effect on our business, operating results, and financial condition. If third parties assert such claims against us, we may seek to obtain a license to use such intellectual property rights. There can be no assurance that such a license would be available on commercially reasonable terms. If a patent claim against us were successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software.

We may experience liability claims arising out of the licensing of our software and provision of services.

Our agreements normally contain provisions designed to limit our exposure to potential liability claims. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or ordinances. For example, we may not be able to avoid or limit liability for disputes relating to product performance or the provision of services. If a claim against us were to be successful, we may be required to incur significant expense and pay substantial damages. Even if we prevailed, the accompanying publicity could adversely affect the demand for our products and services.

We also rely on certain technology that we license from third parties, including software that is integrated with our internally developed software. Although these third parties generally indemnify us against claims that their technology infringes on the proprietary rights of others, such indemnification is not always available for all types of intellectual property. Often such third-party indemnifiers are not well capitalized and may not be able to indemnify us in the event that their technology infringes on the proprietary rights of others. As a result, we may face substantial exposure if technology we license from a third party infringes on another party’s proprietary rights. Defending such infringement claims, regardless of their validity, could result in significant cost and diversion of resources.

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

We have included security features in certain of our Internet browser-enabled products that are intended to protect the privacy and integrity of customer data. Despite these security features, our products may be vulnerable to break-ins – for example, hackers bypassing firewalls and accessing confidential information—and similar problems caused by Internet users. Such break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Addressing problems caused by such break-ins may have a material adverse effect on our business.

Although our license agreements with our customers contain provisions designed to limit our exposure as a result of the situations listed above, such provisions may not be effective. Existing or future federal, state, or local laws or ordinances or unfavorable judicial decisions could affect their enforceability. To date, we have not experienced any such product liability claims, but there can be no assurance that this will not occur in the future. Because our products are used in essential business applications, a successful product liability claim could have a material adverse effect on our business, operating results, and financial condition. Additionally, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management.

Growth in our operations could increase demands on our managerial and operational resources.

If the scope of our operating and financial systems and the geographic distribution of our operations and customers increase dramatically, this may increase demands on our management and operations. Our officers and other key employees will need to implement and improve our operational, customer support and financial control systems and effectively expand, train and manage our employee base.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and NASDAQ, have issued new requirements and regulations and continue to develop additional regulations and requirements in response to laws enacted recently by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting have required, and continue to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. Over time, we have made significant changes in, and may consider making additional changes to, our internal controls, our disclosure controls and procedures, and our corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our controls, policies and procedures could have a material adverse effect on our business, results of operations, cash flow and financial condition.

If in the future we are unable to assert that our internal control over financial reporting is effective as of the end of the then current fiscal year (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls over financial reporting), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a negative market reaction.

RISKS RELATED TO OUR STOCK PRICE

We could experience fluctuations in quarterly operating results that could adversely affect our stock price.

We have difficulty predicting our actual quarterly operating results, which have varied widely in the past and which we expect to continue to vary in the future. We expect they will continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. We base our expense levels, operating costs and hiring plans on projections of future revenues, and it is difficult for us to rapidly adjust when actual results do not match our projections. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. License revenues in any quarter depend substantially on the combined contracting activity of the American Software group of companies and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

•	we complete a significant portion of our license agreements within the last few weeks of each quarter;

•

our sales cycle for our products and services from customer to customer, including multiple levels of authorization required by some customers, is relatively long and variable because of the complex and mission-critical nature of our products;

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

•

customers may unexpectedly postpone or cancel anticipated system replacement or new system evaluation and implementation due to changes in their strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;

•

customer evaluations and purchasing processes vary from company to company, and a customer’s internal approval and expenditure authorization process can be difficult and time-consuming, even after selection of a vendor; and

•	the number, timing and significance of software product enhancements and new software product announcements by us and by our competitors may affect purchase decisions.

Variances or slowdowns in our licensing activity in prior quarters may affect current and future consulting, training and maintenance revenues, since these revenues typically follow license fee revenues. Our ability to maintain or increase services revenues primarily depends on our ability to increase the number and size of our licensing agreements. In addition, we base our budgeted operating costs and hiring plans primarily on our projections of future revenues. Because most of our expense levels are relatively fixed, including employee compensation and rent in the near term, if our actual revenues fall below projections in any particular quarter, our business, operating results, and financial condition could be materially adversely affected. In addition, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses. As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. As a result, predictions of our future performance should not be based solely on our historical quarterly revenue and operating results.

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

James C. Edenfield, Chief Executive Officer of the Company, and Thomas L. Newberry, Chairman of the Board of Directors, own 100% of our outstanding Class B common stock between them, giving them the right to elect a majority of the Board of Directors. Mr. Edenfield and Dr. Newberry have reported in filings with the Securities and Exchange Commission that they constitute a group, for voting purposes. Current directors and executive officers as a group beneficially owned approximately 6.4% of our Class A common shares as of June 30, 2009. Mr. Edenfield, Dr. Newberry and members of their immediate families currently constitute four of the seven members of the Board and, thus, have significant influence in directing the actions of the Board of Directors and all other matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors, the approval of mergers and other business combinations, amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making a purchase offer that other shareholders might find favorable, which in turn could adversely affect the market price of our common stock.

Our articles of incorporation and bylaws and Georgia law may inhibit a takeover of our company.

Our basic corporate documents and Georgia law contain provisions that might enable our management to resist a takeover. These provisions might discourage, delay or prevent a change in the control or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. The existence of these provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

The price of our common stock may decline due to shares eligible for future sale or actual future sales of substantial amounts of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Current directors and executive officers of the Company as a group beneficially own approximately 6.4% of our Class A common shares as of June 30, 2009. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

We are a “controlled company” within the meaning of NASDAQ rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

Because our Class B shareholders own a controlling interest and act as a group, we are a “controlled company” within the meaning of the rules governing companies with stock quoted on The NASDAQ Global Select Market. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. Our Board of Directors does not have a majority of independent directors, and our compensation committee is not required to consist entirely of independent directors. We are not required to have, and have not chosen to establish, a nominating committee. Accordingly, our procedures for approving significant corporate decisions are not subject to the same corporate governance requirements as non-controlled companies with stock quoted on The NASDAQ Global Select Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in an approximately 100,000 square foot office building that we own at 470 East Paces Ferry Road, N.E., Atlanta, Georgia. We also own a four-story 42,000 square foot building at 3110 Maple Drive, a one-story 1,400 square foot building at 3116 Maple Drive and a one-story 14,000 square foot building at 3120 Maple Drive, each in Atlanta, Georgia.

We lease approximately 1,800 square feet of office space in the United Kingdom. We have also entered into leases for sales offices located in various cities in the United States and overseas. We believe our existing facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

Each of our three segments makes use of the property at 470 East Paces Ferry Road and our SCM segment occupies the United Kingdom office space.

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

Trading Market

Our Class A Common Shares are listed on the NASDAQ Global Select Market under the symbol AMSWA. As of July 7, 2009, there were 11,695 holders of Class A Common Shares who held their stock either individually or in nominee or “street” names through various brokerage firms, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years, as well as the amount of cash dividends declared in each quarter:

	High	Low	Cash Dividends Declared
Fiscal Year 2009
First Quarter	$6.71	$5.10	$0.09
Second Quarter	6.35	3.44	0.09
Third Quarter	4.85	2.92	0.09
Fourth Quarter	6.13	3.10	0.09

Fiscal Year 2008
First Quarter	$13.19	$8.87	$0.08
Second Quarter	11.77	8.06	0.09
Third Quarter	9.31	7.02	0.09
Fourth Quarter	8.85	5.50	0.09

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2009:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	3,264,113	$5.61	778,016

The above table does not reflect stock options granted by Logility pursuant to stock option plans approved by its shareholders, which stock options have been converted, effective July 9, 2009, into options to purchase Class A Common Shares of the Company. The conversion of such stock options was effected in connection with the Company’s tender offer for Logility shares and subsequent short-form merger, pursuant to which Logility became a wholly-owned subsidiary of the Company. The shareholders of the Company are being asked to ratify such conversion and related transactions at the Company’s annual meeting of shareholders to be held August 17, 2009. The following table discloses information regarding the Company’s equity compensation plans, the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan, as of April 30, 2009.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by Logility security holders	606,450	$5.10	474,000

See footnote 12 to Notes to Consolidated Financial Statements.

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

Stock Price Performance Graph

The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the NASDAQ Composite Index and a peer group index on a quarterly basis. The graph reflects the investment of $100 on April 30, 2004 in the Company’s stock, the NASDAQ Stock Market-US Companies (“NASDAQ Composite Index”) and in the NASDAQ Computer Index, a published industry peer group index. The NASDAQ Computer Index consists of 455 companies, including computer hardware and software companies that furnish computer programming and data processing services and firms that produce computers, office equipment, and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2009.

	FY 2004	FY 2005	FY 2006	FY 2007	FY 2008	FY 2009
American Software	$100	$91	$127	$152	$106	$96
NASDAQ Composite	100	100	121	132	126	89
NASDAQ Computer Index	100	100	117	129	131	95

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2009:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2009 through February 28, 2009	0	$0.00	0	1,310,865
March 1, 2009 through March 31, 2009	6,200	$3.45	0	1,304,665
April 1, 2009 through April 30, 2009	0	$0.00	0	1,304,665

Total Fiscal 2009 Fourth Quarter	6,200	$3.45	0	1,304,665

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

The following table summarizes repurchases of stock made by our Logility subsidiary in the quarter ended April 30, 2009:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2009 through February 28, 2009	0	$0.00	0	42,733
March 1, 2009 through March 31, 2009	0	$0.00	0	42,733
April 1, 2009 through April 30, 2009	0	$0.00	0	42,733

Total Fiscal 2009 Fourth Quarter	0	$0.00	0	42,733

*	The above share purchase authority was approved by the Logility Board of Directors in December 1997 and in February 2003, when the Logility Board approved resolutions authorizing Logility to repurchase an aggregate of up to 1.55 million shares of common stock. These actions were announced in December 1997 and on February 19, 2003, respectively. The authorizations have no expiration dates.

See footnote 12 to Notes to Consolidated Financial Statements for a description of our purchase of the shares of Logility common stock that we did not already own.

Transfer Agent

American Stock Transfer & Trust Company

10150 Mallard Creek Road, Suite 307

Charlotte, NC 28262

Phone: (718) 921-8520

http://www.amstock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the Class A common shares of American Software, Inc:

Cantor, Fitzgerald & Co.	Maxim Group LLC
Chicago Board Options Exchange	Morgan Stanley & Co., Inc.
Chicago Stock Exchange	Morgan, Keegan & Company
Citadel Derivatives Group LLC	Nasdaq Execution Services LLC
Credit Suisse Securities USA	SunTrust Capital Markets Inc
Domestic Securities, Inc.	Susquehanna Capital Group
E*Trade Capital Markets LLC	Susquehanna Financial Group,
Goldman, Sachs & Co.	Thomas Weisel Partners
Hudson Securities, Inc.	Timber Hill Inc.
ICAP Corporates LLC	UBS Securities LLC
International Securities Exchange

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended April 30, 2009, 2008, 2007, 2006, and 2005 is derived from our audited consolidated financial statements. On September 30, 2004, we purchased Demand Management Inc. (“DMI”). DMI’s operations have been included herein since October 2004.

Consolidated Statements of Operations Data:

	Years Ended April 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Revenues:
License fees	$16,073	$18,957	$21,080	$17,885	$12,310
Services and other	33,920	41,656	36,258	34,693	32,771
Maintenance	28,031	28,388	27,029	24,052	19,463

Total revenues	78,024	89,001	84,367	76,630	64,544

Cost of revenues:
License fees	4,908	6,149	6,169	4,147	4,191
Services and other	22,963	29,281	25,105	26,047	22,718
Maintenance	7,253	7,602	7,324	6,590	5,729
Write-down of capitalized computer software development costs	—	1,196	—	—	703

Total cost of revenues	35,124	44,228	38,598	36,784	33,341

Gross margin	42,900	44,773	45,769	39,846	31,203
Operating expenses:
Research and development costs	7,150	7,475	7,555	6,709	4,948
Sales and marketing expense	14,979	15,805	14,079	13,796	12,344
General and administrative expenses	13,231	13,048	13,756	12,983	11,160
Amortization of acquisition-related intangibles	350	350	350	350	204

Total operating expenses	35,710	36,678	35,740	33,838	28,656

Operating income	7,190	8,095	10,029	6,008	2,547
Other (expense) income, net	(1,054)	3,198	4,676	3,573	2,282

Earnings before income taxes and minority interest	6,136	11,293	14,705	9,581	4,829
Income tax expense	(2,400)	(4,004)	(5,496)	(3,631)	(1,623)
Minority interest (expense)/income	(720)	(756)	(776)	(931)	78

Net earnings	$3,016	$6,533	$8,433	$5,019	$3,284

Earnings per common share:(a)
Basic	$0.12	$0.26	$0.34	$0.21	$0.14

Diluted	$0.12	$0.25	$0.33	$0.20	$0.13

Weighted average common shares—Basic	25,327	25,423	24,616	24,086	23,734
Diluted	25,756	26,547	25,761	25,099	24,474
Cash dividends declared	$0.36	$0.35	$0.31	$0.28	$0.28

Consolidated Balance Sheet Data:
Cash and cash equivalents	$37,629	$59,236	$45,627	$29,425	$31,147
Investments—short and long term	$33,465	$16,905	$27,142	$33,223	$27,914
Working capital	$45,432	$68,062	$63,351	$55,048	$48,205
Total assets	$112,319	$120,217	$117,816	$109,889	$104,344
Shareholders’ equity	$79,839	$86,495	$82,731	$79,372	$77,777

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.12, $0.26, $0.34, $0.21 and $0.14 for the years ended April 30, 2009, 2008, 2007, 2006 and 2005, respectively. See Note 1(r) of the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2009, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Valuation of Long-Lived and Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill and other intangible assets with indefinite lives. Our goodwill is subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. The impairment tests require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill and intangible assets are impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2009, our goodwill balance was $11.7 million and our intangible assets with definite lives balance was $950,000, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until we establish technological feasibility for the respective product. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write-off the amount by which the unamortized software development costs exceed net realizable value. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. During fiscal year ended April 30, 2008, we recorded an impairment charge of $1.2 million based on such analysis. There was no impairment charge related to capitalized computer software during the years ended April 30, 2009 and 2007. At April 30, 2009, our capitalized software balance was $4.9 million, net of accumulated amortization. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

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

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2009, 2008, and 2007 and the percentage increases and decreases in those items for the years ended April 30, 2009 and 2008:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Revenues:
License	21%	21%	25%	(15)%	(10)%
Services and other	43	47	43	(19)	15
Maintenance	36	32	32	(1)	5

Total revenues	100	100	100	(12)	5

Cost of revenues:
License	6	7	7	(20)	—
Services and other	29	33	30	(22)	17
Maintenance	9	9	9	(5)	4
Write-down of capitalized computer software development costs	—	1	—	nm	nm

Total cost of revenues	45	50	46	(21)	15

Gross margin	55	50	54	(4)	(2)

Research and development	9	8	9	(4)	(1)
Sales and marketing	19	18	17	(5)	12
General and administrative	17	15	16	1	(5)

Total operating expenses	45	41	42	(3)	3

Operating income	10	9	12	(11)	(19)
Other income:
Interest income	2	3	3	(40)	8
Other, net	(4)	—	2	nm	nm

Earnings before income taxes and minority interest	8	12	17	(46)	(23)
Income tax expense	(3)	(4)	(7)	(40)	(27)
Minority interest expense	(1)	(1)	(1)	(5)	(3)

Net earnings	4%	7%	9%	(54)%	(23)%

nm—not meaningful

Economic Overview

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in U.S. and global credit markets. During fiscal 2009, we believe the weakness in the overall world economy and the U.S. economy in particular has resulted in reduced expenditures in the business software market.

However, we believe over the long term information technology spending will incrementally rise as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time, due in part to the recent concerns in the global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. We partially adopted SFAS No. 157 on May 1, 2008 related to all financial assets and liabilities and non-financial assets and liability recognized or disclosed at fair value on a recurring basis. The adoption has not had a material impact on our 2009 consolidated financial statements. We are currently assessing the potential impact this statement will have on the Consolidated Financial Statements once it is adopted for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. In accordance with SFAS No. 157, we expanded our disclosures regarding fair values of financial assets and liabilities (see Note 3).

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements in SFAS No. 157 and Statement No. 107, Disclosures about Fair Value of Financial Instruments. We did not elect to measure at fair value any of our financial instruments under the provisions of SFAS No. 159; thus the adoption of this statement effective May 1, 2008 did not have an impact on our consolidated financial statements.

Market Conditions by Operating Segment

We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Supply Chain Management (SCM), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (ii) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (iii) IT Consulting, which consists of IT staffing and consulting services. The SCM segment represents the business of our subsidiary Logility, Inc., as well as the Demand Management Inc. (DMI) subsidiary of Logility.

Our SCM segment experienced a downward trend in revenues of 7% during fiscal 2009 when compared to fiscal 2008, due primarily to a decrease in license fees within Logility’s DMI subsidiary. We believe this decline was a result of the current difficult economic conditions, which make it more difficult for small and mid-size companies to access the credit markets to finance capital purchases, as well as a decrease in services revenues from our Voyager business unit as a result of fewer implementation projects. These factors were partially offset by a 2% increase in our maintenance revenues in fiscal 2009 when compared to fiscal 2008 as a result of new license fee sales during the current fiscal year and by improved Voyager license fee sales in the second half of fiscal 2009. Software license fee deals decreased due to the overall general economic conditions in the U.S., which we believe delayed purchases of our software products in fiscal 2009. The ERP segment revenues decreased 11% in fiscal 2009 when compared to fiscal 2008. License fee sales decreased 26% in fiscal 2009 compared to fiscal 2008 due to the overall poor general economic conditions in the U.S. that delayed purchases of our software products and heavy competition in the ERP segment from major software vendors.

Our IT Consulting segment experienced a downward trend in revenues of approximately 24% in fiscal 2009 when compared to fiscal 2008 as a result of our customers, primarily Home Depot, cutting back on outsourcing IT staffing work as economic conditions declined during fiscal 2009. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. In the past this trend has resulted in increased business for this segment. However, there is a countervailing trend to outsourcing IT to international markets that historically have been more price competitive than domestic sources, like ourselves. The Home Depot comprised 44% of our IT Consulting revenues in fiscal 2009 and 47% in fiscal 2008. The loss of this customer would negatively and materially affect our IT consulting business.

We do not segment our business on a geographic basis due to the fact that international revenues have historically constituted only 8-10% of total revenues.

REVENUE

	Years Ended April 30,
				% Change		% of Total Revenue
	2009	2008	2007	2009 to 2008	2008 to 2007	2009	2008	2007
	(in thousands)
License	$16,073	$18,957	$21,080	(15)%	(10)%	21%	21%	25%
Services and other	33,920	41,656	36,258	(19)%	15%	43%	47%	43%
Maintenance	28,031	28,388	27,029	(1)%	5%	36%	32%	32%

Total revenues	$78,024	$89,001	$84,367	(12)%	5%	100%	100%	100%

For the fiscal year ended April 30, 2009, the decrease in total revenues was attributable to decreases in license fee, services and maintenance revenues. For fiscal year ended April 30, 2008, the increase in total revenues was attributable to increases in services and maintenance revenues, partially offset by a decrease in license fee revenues.

Due to intensely competitive markets the Company does discount license fees from its published list price due to pricing pressure in the Company’s industry. Numerous factors contribute to the amount of the discounts provided, such as previous customer purchases, the number of customer sites utilizing the software, the number of modules purchased and the number of users, as well as the overall size of the contract. While all these factors affect the discount amount of one contract, the overall percentage discount has not materially changed in the recent reported fiscal periods.

The change in the Company’s revenues from period to period is primarily due to the volume of products and related services sold in any period and the amounts of products or modules purchased with each sale.

International revenues represented approximately 10% of total revenues for the years ended April 30, 2009, April 30, 2008 and April 30, 2007. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

License revenue

	Years Ended April 30,
				% Change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(in thousands)
Enterprise Resource Planning	$3,249	$4,403	$4,838	(26)%	(9)%
Collaborative Supply Chain Management	12,824	14,554	16,242	(12)%	(10)%

Total license revenues	$16,073	$18,957	$21,080	(15)%	(10)%

For the year ended April 30, 2009, license fee revenues decreased by 15% compared to the previous year due to a difficult selling environment as a result of the U.S. and worldwide economic recession. License fee revenues from Logility decreased 12% to $12.8 million and constituted 80% of total license fee revenues for the year ended April 30, 2009, compared to $14.6 million for the prior year period, which comprised 77% of total license fee revenues. License fees from our ERP segment, which includes NCG, decreased 26% to $3.2 million in fiscal 2009 compared to $4.4 million for fiscal 2008, again due to a difficult economic conditions and because of heavy competition from major vendors such as Oracle, Microsoft, SAP and numerous niche players in the markets we serve.

For the year ended April 30, 2008, license fee revenues decreased by 10% compared to the previous year due to a difficult selling environment as a result of the overall general economic conditions primarily in the U.S.

that delayed purchases of our software products in the second half of fiscal 2008. License fee revenues from Logility decreased 10% to $14.6 million and constituted 77% of total license fee revenues for the year ended April 30, 2008, compared to $16.2 million for the prior year period, which comprised 77% of total license fee revenues. In our ERP segment, license fees decreased 9% to $4.4 million in fiscal 2008 compared to $4.8 million for fiscal 2007.

The direct sales channel provided approximately 67% of license fee revenues for the year ended April 30, 2009, compared to approximately 64% a year ago. This percentage change is primarily the result of the lower license fee revenue from Logility’s indirect sales channel, which primarily sells products of its DMI subsidiary. The direct sales channel provided approximately 64% of license fee revenues for the year ended April 30, 2008, compared to approximately 70% the previous year. This decrease was primarily the result of an increase in license fee revenues from Logility’s indirect sales channel.

For the year ended April 30, 2009, our margins after commissions on direct sales were approximately 82%, and our margins after commissions on indirect sales were approximately 44%. For the year ended April 30, 2008, our margins after commissions on direct sales were approximately 82%, and our margins after commissions on indirect sales were approximately 50%. For the year ended April 30, 2007, our margins after commissions on direct sales were approximately 83%, and our margins after commissions on indirect sales were approximately 52%.

Services and other revenue

	Years Ended April 30,
				% Change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(in thousands)
Enterprise Resource Planning	$10,409	$10,661	$10,719	(2)%	(1)%
Collaborative Supply Chain Management	5,793	7,807	6,830	(26)%	14%
IT Consulting	17,718	23,188	18,709	(24)%	24%

Total services and other revenues	$33,920	$41,656	$36,258	(19)%	15%

The 19% decrease in services and other revenues for the year ended April 30, 2009 when compared to fiscal 2008 was primarily the result of a revenue decrease in our IT Consulting business unit, The Proven Method, as several of its customers reduced utilization of outside contractors as a result of worsening economic conditions. To a lesser extent the decrease was also due to fewer Logility implementation service projects as a result of lower license fees sales in recent periods. The increase in services and other revenues for the year ended April 30, 2008 was primarily attributable to The Proven Method, as several of its customers increased utilization of outside contractors, and to a lesser extent due to increased Logility implementation service projects due to improved license fees sales in the second half of fiscal 2007 and the first half of fiscal 2008. In our software business units, we have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services. Thus, it is not necessary for the proportion of customers purchasing implementation services to increase if the amount of license fees increased in recent quarters.

Maintenance revenue

	Years Ended April 30,
				% Change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(in thousands)
Enterprise Resource Planning	$5,045	$5,841	$6,338	(14)%	(8)%
Collaborative Supply Chain Management	22,986	22,547	20,691	2%	9%

Total maintenance revenues	$28,031	$28,388	$27,029	(1)%	5%

The decrease in total maintenance revenues for the year ended April 30, 2009 was due to a 14% decrease in maintenance revenues from our ERP customers when compared to the year ended April 30, 2008. This decrease was due to lower new license fee sales in our ERP segment, as well as lower maintenance renewals from legacy customers. This was partially offset by a 2% increase in maintenance revenue from Logility for the year ended April 30, 2009 as a result of new license fees in fiscal 2009. Logility’s maintenance constituted 82% of total maintenance revenues compared to 79% for the year ended April 30, 2008. For the year ended April 30, 2008, maintenance revenues increased 5%, primarily due to increased maintenance revenue from Logility as a result of improved license fees in the prior quarters, and constituted 79% of total maintenance revenues compared to 77% of total maintenance revenues for fiscal 2007. This was partially offset by an 8% decrease in maintenance revenues from our ERP customers when compared to fiscal 2007 due to fewer legacy customer renewals. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Years Ended April 30,
	2009		2008		2007
	(in thousands)
Gross margin on license fees	$11,165	69%	$12,808	68%	$14,911	71%
Gross margin on services and other	10,957	32%	12,375	30%	11,153	31%
Gross margin on maintenance	20,778	74%	20,786	73%	19,705	73%
Write down of capitalized software development costs	—	nm	(1,196)	nm	—	nm

Total gross margins	$42,900	55%	$44,773	50%	$45,769	54%

Total gross margin excluding write-down of capitalized computer software development costs	$42,900	55%	$45,969	52%	$45,769	54%

nm: not meaningful

The increase in total gross margin excluding write-down of capitalized computer software development costs percentage for the year ended April 30, 2009 was due to the increase in gross margin percentage on license fees, services and other revenues and maintenance revenues.

The decrease in total gross margin excluding write-down of capitalized computer software development costs percentage for the year ended April 30, 2008 was due primarily to the decrease in gross margin percentage on license fees and services and other revenues.

Gross Margin on License Fees

The increase in license fee gross margin percentage for the year ended April 30, 2009 compared to fiscal 2008 was due primarily to a decrease in amortization of capitalized software development costs as a result of the completion of amortization for several R&D projects in the third quarter of fiscal 2009. Also, to a lesser extent, the gross margin increase was due to a reduction in the proportion of license fee sales through our indirect channel at DMI, for which agent commissions are expensed to cost of license fees. These factors were partially offset by a reduction in license fee sales. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

The decrease in license fee gross margin percentage for the year ended April 30, 2008 compared to fiscal 2007 was due primarily to overall decrease in license fee sales and to a lesser extent to the increase of license sales through Logility’s indirect channel at DMI, for which agent commissions are expensed to cost of license fees. The margin decrease was partially offset by lower amortization of capitalized software development costs as a result of the write-down of capitalized software during the third quarter of fiscal 2008. We expect capitalized software amortization expense to be lower in fiscal 2010 compared to fiscal 2009 as a result of the timing of amortization expense of completed projects and the start of amortization expense of current capitalized projects.

Gross Margin on Services and Other

For the year ended April 30, 2009, our gross margin percentage on services and other revenues increased primarily due to higher gross margin at our IT Consulting segment to 17% compared to 14% in fiscal 2008 as a result of improved contracted utilization and hourly billing rates. The IT Consulting segment was 52% of the Company’s services revenues in fiscal 2009 compared to 56% in fiscal 2008. Our ERP segment improved its gross margin to 52% in fiscal 2009 compared to 48% in fiscal 2008 due to cost management. Our ERP segment was 31% of the Company’s services revenues in fiscal 2009 compared 26% in fiscal 2008. This was partially offset by lower gross margins at our SCM segment. Logility’s gross margin decreased to 45% in fiscal 2009 compared to 51% in fiscal 2008 due to lower services revenue and staff utilization rates. Our IT Consulting business unit typically has lower margins when compared to the other business units that have higher margin implementation service revenue, so a reduction in the percentage of services revenues from our IT Consulting segment tends to cause our overall services gross margin percentage to increase.

For the year ended April 30, 2008, our gross margin percentage on services and other revenues decreased primarily due to increased revenue at our IT Consulting business unit, which has a lower gross margin on services and other revenues than do our other business units. The IT Consulting service revenues increased 24% to $23.2 million in fiscal 2008 compared to $18.7 million in fiscal 2007. The IT Consulting segment was 56% of the Company’s service revenues in fiscal 2008 compared to 52% in fiscal 2007. Logility’s service revenues increased 14% to $7.8 million in fiscal 2008 when compared to $6.8 million in fiscal 2007.

Gross Margin on Maintenance

Maintenance gross margin percentage remained relatively consistent for the years ended April 30, 2009, 2008 and 2007.

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

EXPENSES

	Years Ended April 30,
				% of Revenues
	2009	2008	2007	2009	2008	2007
	(in thousands)
Research and development	$7,150	$7,475	$7,555	9%	8%	9%
Sales and marketing	14,979	15,805	14,079	19%	18%	17%
General and administrative	13,231	13,048	13,756	17%	15%	16%
Amortization of acquisition-related intangible assets	350	350	350	0%	0%	0%
Other (expense) income, net	(1,054)	3,198	4,676	(1)%	4%	6%
Income tax expense	(2,400)	(4,004)	(5,496)	(3)%	(4)%	(7)%
Minority interest expense	(720)	(756)	(776)	(1)%	(1)%	(1)%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended
	April 30, 2009	Percent Change	April 30, 2008	Percent Change	April 30, 2007
	(in thousands)
Total capitalized computer software development costs	$2,051	(5)%	$2,155	(5)%	$2,264
Percentage of gross product research and development costs	22%		22%		23%
Purchase accounting impact on share repurchases by subsidiary and related tax effect	(18)	nm	89	nm	12
Percentage of total revenues	0%		0%		0%
Total research and development expense	7,150	(4)%	7,475	(1)%	7,555

Percentage of total revenues	9%		8%		9%
Total research and development expense and capitalized computer software development costs	$9,183	(6)%	$9,719	(1)%	$9,831

Percentage of total revenues	12%		11%		12%
Total amortization of capitalized computer software development costs*	$1,830	(27)%	$2,523	(12)%	$2,851

nm: not meaningful

*	Included in cost of license fees

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility’s, stock repurchases. During fiscal 2009 and 2008, the Company capitalized $17,000 and $89,000, respectively, as a result of such repurchases.

During fiscal 2009, the Company made revisions to the purchase price adjustments related to previously recorded Logility stock buybacks. Approximately $688,000 was reallocated to additional paid in capital through minority interest by recording a debit to the related deferred tax liability of approximately $127,000, and credits to capitalized software development costs, intangible assets and goodwill of approximately $35,000, $300,000, and $480,000, respectively.

For the year ended April 30, 2009, gross product research and development costs and capitalized software development costs decreased compared to fiscal 2008. These changes were primarily due to decreased gross R&D costs, largely at our SCM segment, from cost reduction efforts and lower capitalizable R&D projects during the period.

For the year ended April 30, 2008, gross product research and development and capitalized software development costs decreased slightly compared to the same period the previous year. These changes were primarily due to lower variable compensation costs when compared to fiscal 2007.

Sales and Marketing

In the year ended April 30, 2009, the decrease in sales and marketing expenses compared to fiscal 2008 was due primarily to the cost containment efforts at our Logility UK office, lower marketing expenses and to a lesser extent due to lower sales commissions at our ERP segment from lower license fees.

In the year ended April 30, 2008, the increase in sales and marketing expenses compared to the previous fiscal year was due primarily to the increased cost in our IT Consulting and Logility segments from higher headcount and increased marketing-related expenses. Commissions on indirect sales are generally recorded to cost of sales.

General and Administrative

For the year ended April 30, 2009, the increase in general and administrative expenses compared to fiscal 2008 was primarily due an increase in the provision for doubtful accounts, higher variable compensation expense and expenses related to the Logility tender offer process, partially offset by decreases in audit-related fees. For the year ended April 30, 2008, the decrease in general and administrative expenses compared to the previous fiscal year was primarily due to lower variable compensation expense, partially offset by increased audit-related fees, an increase in the provision for doubtful accounts and an increase in headcount. On April 30, 2009, the total number of employees was approximately 291, compared to approximately 315 on April 30, 2008 and 308 on April 30, 2007.

Amortization of Acquisition-related Intangible

For the year ended April 30, 2009, we recorded $350,000 in intangible amortization expense related to the DMI acquisition that occurred on September 30, 2004. This amount is included in operating expenses. Additionally, we recorded $25,000 related to purchased software and $106,000 related to the Logility treasury stock buy-back (see Note 1(k)).

For the year ended April 30, 2008, we recorded $392,000 in intangible amortization expense related to the DMI acquisition that occurred on September 30, 2004, of which $42,000 related to amortization of acquired software. This amount is included in cost of licenses fees and $350,000 related to other intangible assets is included in operating expenses. Additionally, we recorded $25,000 related to purchased software and $62,000 related to the Logility treasury stock buy-back (see Note 1(k)).

Operating Income/(Loss)

	Years Ended April 30,
				% Change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(in thousands)
Enterprise Resource Planning	$(2,008)	$(1,019)	$685	(97)%	nm
Collaborative Supply Chain Management	8,704	8,305	8,521	5%	(3)%
IT Consulting	494	809	823	(39)%	(2)%

Total Operating Income	$7,190	$8,095	$10,029	(11)%	(19)%

Our ERP segment operating loss in fiscal 2009 and fiscal 2008 is due primarily to the decline in revenues. Specifically, the decline in license fees and related maintenance sales is due to a difficult selling environment as a result of the overall general economic conditions in the U.S. that delayed purchases of our software products and the increased competition in the ERP segment from major and niche software vendors. Also, the increase in operating loss in fiscal 2009, to a lesser extent, is due to 1) the Company investing approximately 11% of total ERP revenues, or approximately $2.1 million, in research and development for new software products to compete more effectively in the sewn goods, apparel and retail industries and 2) an increase in the provision for bad debt expenses due to increased customer collections issues as a result of adverse economic conditions. We have taken actions to reduce our costs in fiscal 2009 and are taking further actions in fiscal 2010 to reduce costs to reflect the current difficult economic environment.

Our SCM segment increased operating income by 5% in fiscal 2009 compared to fiscal 2008. Although revenues declined 7% in fiscal 2009 we were able to increase operating income due to cost containment efforts. The operating income decreased by 3% in fiscal 2008 compared to fiscal 2007 primarily due to the write-down charge of $1,196,000 related to the write-off of certain capitalized software development costs in fiscal 2008.

Our IT consulting segment operating income decreased 39% in fiscal 2009 compared to fiscal 2008 due to a 24% decrease in revenues as a result of several customers’ reduced utilization of outside contractors due to declining economic conditions. The operating income in this segment decreased by 2% in fiscal 2008 compared to fiscal 2007.

Other Income/(Loss)

Other income/(loss) is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. Other income/(loss) decreased to approximately $1.1 million loss in the year ended April 30, 2009 compared to approximately $3.2 million gain a year ago. This decrease from fiscal 2008 was primarily the result of: 1) unrealized losses on investments, 2) lower market yields realized on investments, 3) exchange rate losses and to a lesser extent 4) a decrease in rental income from subleases on our Atlanta property in fiscal 2009 and 5) a decrease in our cash available for investment.

Other income decreased to approximately $3.2 million in the year ended April 30, 2008 compared to approximately $4.7 million in fiscal 2007. This decrease was primarily the result of: 1) lower market yields realized on investments, 2) unrealized losses on investments, and to a lesser extent 3) a decrease in rental income from subleases on our Atlanta property in fiscal 2008. This was partially offset by an increase in our cash available for investment.

Income Taxes

During fiscal 2009, the Company recorded income tax expense of $2.4 million compared to $4.0 million in fiscal 2008 and $5.5 million in fiscal 2007. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. Our tax effective rate was 39.1%, 35.5% and 37.4% in fiscal years 2009, 2008 and 2007, respectively. We expect the Company’s tax effective rate to be in the range of 36% to 40% in fiscal 2010.

Minority Interest

Minority interest is a function of our majority-owned subsidiary’s earnings or losses, with minority interest expense recorded when that subsidiary has earnings, and minority interest earnings recorded when it has losses. Due to successively lower income levels in fiscal 2009 and fiscal 2008 at Logility, we recorded $720,000 in minority interest expense in fiscal 2009 compared to $756,000 minority interest expense in fiscal 2008 and $776,000 minority interest expense in fiscal 2007.

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

The following tables show information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2009 and 2008. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended April 30
	2009	2008
	(in thousands)
Net cash provided by operating activities	$7,798	$10,382
Net cash (used in) provided by investing activities	(19,448)	8,646
Net cash used in financing activities	(9,957)	(5,419)

Net change in cash and cash equivalents	$(21,607)	$13,609

For the year ended April 30, 2009, the decrease in cash provided by operating activities was due primarily to decreases in the net proceeds of maturities of trading securities and proceeds from sale of trading securities due to significant debt securities acquired during the current fiscal year that were classified as “held to maturities” in fiscal 2009 and are included in investing activities. In addition, the decrease is due to lower deferred revenues, a decrease in tax benefits realized from stock options due to a decrease in the exercises of stock options, lower net earnings (not offset by a non-cash impairment charge related to capitalized computer software development costs as in fiscal 2008), a decrease in accounts payable and other accruals due to timing of payments, lower depreciation and amortization expense due to timing of the completion of capitalized software amortization expense and other activity and changes in operating assets and liabilities. This was partially offset by a decrease in purchases of trading securities due to significant debt securities acquired during the current fiscal year that were classified as “held to maturities” and are included in investing activities, a decrease in accounts receivable due to timing of collections, an increase in loss on unrealized investments, and lower excess tax benefits from stock-based compensation as a result of lower exercises of stock options when compared to fiscal 2008.

The increase in cash used in investing activities in fiscal 2009 compared to fiscal 2008 was due primarily to the increase in net purchases of investments resulting from significant debt securities acquired during the current fiscal year that were classified as “held to maturities” and are included in investing activities This was partially offset by a decrease in goodwill and intangible assets as a result of lower subsidiary treasury stock buy-backs in fiscal 2009.

The increase in cash used in financing activities was due primarily to a decrease in proceeds from exercise of stock options and the excess tax benefits from stock-based compensation, as well as an increase in cash dividends paid on common stock and repurchases of common stock compared to the prior fiscal year.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30
	2009	2008
	(in thousands)
Cash and cash equivalents	$37,629	$59,236
Investments	33,465	16,905

Total cash and investments	$71,094	$76,141

Net (decrease) increase in total cash and investments	$(5,047)	$3,372

The following table provides information regarding our known contractual obligations as of April 30, 2009 (in thousands):

Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$1,663	$678	$543	$442	$—

As a result of the positive cash flow from operations our business has generated in recent periods, and because as of April 30, 2009 we had $71.1 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We currently do not have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days Sales Outstanding in accounts receivable were 65 days as of April 30, 2009, compared to 67 days as of April 30, 2008. This slight decrease was due primarily to the timing of collections and to a lesser extent lower license fees. Our current ratio on April 30, 2009 was 2.8 to 1 compared to 3.5 to 1 in fiscal 2008. The ratio declined primarily as a result of $17.1 million in our investments classified as long term assets from current assets due to the length of the investment maturities.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of July 14, 2009, we have repurchased approximately 2.9 million shares of common stock at a cost of approximately $10.9 million.

On December 15, 1997, Logility’s Board of Directors approved a resolution authorizing it to repurchase up to 350,000 shares of its common stock through open market purchases at prevailing market prices. Logility completed this repurchase plan in November 1998, at which time Logility adopted an additional repurchase plan for up to 800,000 shares. In February 2003, Logility’s Board of Directors approved a resolution authorizing it to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of its liquidity and cash flow needs. Under these repurchase plans, through July 14, 2009, Logility had purchased a cumulative total of approximately 1.5 million shares of common stock at a total cost of approximately $9.4 million.

See Item 5 of this report, under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose in its financial statements the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We adopted SFAS No. 141R effective May 1, 2009 and will apply it to any business combinations on or after that date. The impact of SFAS No. 141R on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. As the result of our adoption of SFAS No. 141R on May 1, 2009, the tender offer and repurchase of Logility Inc.’s shares subsequent to April 30, 2009 (See Note 12 to the Notes to the Consolidated Financial Statements) will not be accounted for as a business combination but as an acquisition of a non-controlling interest (SFAS No. 160)—see below. Additionally, the Company elected to expense acquisition related costs of approximately $260,000, which were incurred during the year related to the buy-back of Logility, Inc shares.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of operations. It also defines noncontrolling interests and requires transactions that do not involve a change in control to be accounted for as an equity transaction. SFAS No. 160 is effective for all periods beginning after December 15, 2008. Upon adoption of SFAS 160, we will account for the acquisition of the remaining outstanding Logility, Inc shares as an equity transaction—See Note 12 to the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact of adopting FSP 142-3 on our fiscal 2010 consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position amends the other-than-temporary impairment accounting guidance for debt securities. This Staff Position requires that other-than-temporary impairment be separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit losses is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect our adoption of FSP No. FAS 115-2 and FAS 124-2 to have a material impact on our 2010 consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This Staff Position amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments at interim reporting periods. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 provided FSP No. FAS 115-2 and FAS 124-2 (described above) are also early adopted. We do not expect our adoption of FSP No. FAS 107-1 and APB 28-1 to have a material impact on our 2010 consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. We do not believe our adoption of SFAS No. 165 will result in significant changes to reporting of subsequent events either through recognition or disclosure.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Foreign Currency. For the fiscal year ended April 30, 2009, we generated 10% of our revenues outside of the United States. We typically denominate our international sales in U.S. Dollars, Euros or British Pounds Sterling. We denominate our expenses associated with our international operations in local currencies. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded an exchange rate loss of approximately $318,000 in fiscal 2009 compared to exchange rate gains of approximately $49,000 and $124,000 in fiscal 2008 and 2007, respectively. We estimate that a 10% movement in foreign currency rates would have the effect of creating up to a $123,000 exchange gain or loss.

Interest Rates and Other Market Risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of our cash equivalents and investments as of April 30, 2009 was approximately $70.9 million.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of April 30, 2009. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of April 30, 2009.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of April 30, 2009, and this attestation report follows immediately below.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited American Software, Inc.’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8(a)). Our responsibility is to express an opinion on American Software, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, American Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2009, and our report dated July 14, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Atlanta, Georgia

July 14, 2009

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries (the “Company”) as of April 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Software, Inc.’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 14, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Atlanta, Georgia

July 14, 2009

American Software, Inc. and Subsidiaries

Consolidated Balance Sheets

April 30, 2009 and 2008

(in thousands, except share data)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$37,629	$59,236
Investments	16,371	16,905
Trade accounts receivable, less allowance for doubtful accounts of $484 at April 30, 2009 and $215 at April 30, 2008:
Billed	10,234	12,563
Unbilled	2,995	3,311
Deferred income taxes	246	—
Prepaid expenses and other current assets	2,886	2,946

Total current assets	70,361	94,961
Investments—noncurrent	17,094	—
Property and equipment, net	7,189	6,903
Capitalized software, net	4,859	4,657
Goodwill	11,709	11,912
Other intangibles, net	950	1,586
Other assets	157	198

Total assets	$112,319	$120,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$822	$1,578
Accrued compensation and related costs	2,374	2,260
Dividends payable	2,277	2,286
Other current liabilities	3,355	3,694
Deferred income taxes	—	640
Deferred revenue	16,101	16,441

Total current liabilities	24,929	26,899
Deferred income taxes	1,163	1,202
Minority interest	6,388	5,621
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 26,642,744 shares at April 30, 2009 and 26,467,534 shares at April 30, 2008	2,664	2,647
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,877,086 shares at April 30, 2009 and 2,886,586 shares at April 30, 2008; convertible into Class A shares on a one-for-one basis	288	288
Additional paid-in capital	88,164	87,256
Accumulated other comprehensive income	—	67
Retained earnings	11,625	17,725
Class A treasury stock, 4,230,288 shares at April 30, 2009 and 3,955,849 shares at April 30, 2008	(22,902)	(21,488)

Total shareholders’ equity	79,839	86,495

Commitments and contingencies
Total liabilities and shareholders’ equity	$112,319	$120,217

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended April 30, 2009, 2008, and 2007

(In thousands, except per share data)

	2009	2008	2007
Revenues:
License	$16,073	$18,957	$21,080
Services and other	33,920	41,656	36,258
Maintenance	28,031	28,388	27,029

Total revenues	78,024	89,001	84,367

Cost of revenues:
License	4,908	6,149	6,169
Services and other	22,963	29,281	25,105
Maintenance	7,253	7,602	7,324
Write-down of capitalized computer software development costs	—	1,196	—

Total cost of revenues	35,124	44,228	38,598

Gross margin	42,900	44,773	45,769

Research and development	7,150	7,475	7,555
Sales and marketing	14,979	15,805	14,079
General and administrative	13,231	13,048	13,756
Amortization of acquisition-related intangibles	350	350	350

Total operating expenses	35,710	36,678	35,740

Operating income	7,190	8,095	10,029
Other income:
Interest income	1,798	2,997	2,771
Other, net, primarily investment income (loss)	(2,852)	201	1,905

Earnings before income taxes and minority interest	6,136	11,293	14,705
Income tax expense	(2,400)	(4,004)	(5,496)
Minority interest expense	(720)	(756)	(776)

Net earnings	$3,016	$6,533	$8,433

Earnings per common share:(a)
Basic	$0.12	$0.26	$0.34

Diluted	$0.12	$0.25	$0.33

Shares used in the calculation of earnings per common share:
Basic	25,327	25,423	24,616
Diluted	25,756	26,547	25,761

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.12, $0.26 and $0.34 for the years ended April 30, 2009, 2008 and 2007, respectively. See Note 1 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

Years ended April 30, 2009, 2008, and 2007

(in thousands, except share data)

	Common stock				Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Treasury stock	Total shareholders’ equity	Comprehensive income
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2006	24,918,930	$2,492	3,324,994	$332	$79,001	$136	$17,916	$(20,505)	$79,372
Proceeds from stock options exercised including proceeds from stock options of subsidiary	317,594	33	—	—	1,139	—	—	—	1,172
Stock-based compensation	—	—	—	—	825	—	—	—	825
Conversion of Class B shares into Class A shares	167,700	17	(167,700)	(17)	—	—	—	—	—
Issuance of 14,689 Class A shares under Dividend Reinvestment and Stock Purchase Plan	14,689	—	—	—	22	—	—	—	22
Net change in minority interest resulting from changes in subsidiary equity	—	—	—	—	(126)	—	—	—	(126)
Net earnings	—	—	—	—	—	—	8,433	—	8,433	$8,433
Dividends declared	—	—	—	—	—	—	(7,651)	—	(7,651)
Tax benefit of stock option exercises	—	—	—	—	753	—	—	—	753
Translation adjustments	—	—	—	—	—	(69)	—	—	(69)	(69)

Comprehensive income for fiscal 2007										$8,364

Balance at April 30, 2007	25,418,913	2,542	3,157,294	315	81,614	67	18,698	(20,505)	82,731
Proceeds from stock options exercised including proceeds from stock options of subsidiary	762,778	77	—	—	2,976	—	—	—	3,053
Stock-based compensation	—	—	—	—	800	—	—	—	800
Conversion of Class B shares into Class A shares	270,708	27	(270,708)	(27)	—	—	—	—	—
Issuance of 15,135 Class A shares under Dividend Reinvestment and Stock Purchase Plan	15,135	1	—	—	53	—	—	—	54
Net change in minority interest resulting from changes in subsidiary equity	—	—	—	—	196	—	—	—	196
Net earnings	—	—	—	—	—	—	6,533	—	6,533	$6,533
Dividends declared	—	—	—	—	—	—	(8,938)	—	(8,938)
Repurchase of common shares	—	—	—	—	—	—	—	(983)	(983)
FIN 48 cumulative effect adjustment	—	—	—	—	—	—	1,432	—	1,432
Tax benefit of stock option exercises	—	—	—	—	1,617	—	—	—	1,617

Comprehensive income for fiscal 2008										$6,533

Balance at April 30, 2008	26,467,534	2,647	2,886,586	288	87,256	67	17,725	(21,488)	86,495
Proceeds from stock options exercised including proceeds from stock options of subsidiary	159,905	16	—	—	702	—	—	—	718
Stock-based compensation	—	—	—	—	807	—	—	—	807
Conversion of Class B shares into Class A shares	9,500	—	(9,500)	—	—	—	—	—	—
Issuance of 5,805 Class A shares under Dividend Reinvestment and Stock Purchase Plan	5,805	1	—	—	33	—	—	—	34
Net change in minority interest resulting from changes in subsidiary equity	—	—	—	—	(148)	—	—	—	(148)
Net earnings	—	—	—	—	—	—	3,016	—	3,016	$3,016
Dividends declared	—	—	—	—	—	—	(9,116)	—	(9,116)
Repurchase of common shares	—	—	—	—	—	—	—	(1,414)	(1,414)
Other comprehensive income adjustment	—	—	—	—	—	(67)	—	—	(67)	(67)
Tax benefit of stock option exercises	—	—	—	—	202	—		—	202
Treasury share purchase accounting adjustment (see Note 5)	—	—	—	—	(688)	—		—	(688)

Comprehensive income for fiscal 2009										$2,949

Balance at April 30, 2009	26,642,744	$2,664	2,877,086	$288	$88,164	$—	$11,625	$(22,902)	$79,839

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended April 30, 2009, 2008, and 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net earnings	$3,016	$6,533	$8,433
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,484	4,027	4,392
Stock-based compensation expense	807	800	825
Investment impairment and write-down of capitalized computer software development costs	—	1,196	—
Bond amortization (accretion), net	614	(14)	(255)
Tax benefit of options exercised	202	1,617	2,053
Excess tax benefits from stock-based compensation	(70)	(1,377)	(1,256)
Net loss (gain) on investments	2,211	668	(675)
Minority interest in net earnings of subsidiary	720	756	776
Deferred income taxes	(859)	(1,025)	1,987
Changes in operating assets and liabilities:
Purchases of trading securities	(6,237)	(22,947)	(20,961)
Proceeds from sale of trading securities	2,385	4,122	21,019
Return on capital of equity method investment	—	322	—
Proceeds from maturities of trading securities	607	15,603	2,050
Accounts receivable, net	2,645	475	(533)
Prepaid expenses and other assets	101	(345)	(69)
Accounts payable and other liabilities	(1,420)	(1,029)	248
Deferred revenue	(340)	1,000	135
Currency translation adjustment	(67)	—	—

Net cash provided by operating activities	7,799	10,382	18,169

Cash flows from investing activities:
Capitalized computer software development costs	(2,068)	(2,233)	(2,264)
Intangible asset	(145)	(575)	(110)
Goodwill	(71)	(470)	(90)
Purchases of property and equipment, net of disposals	(1,021)	(842)	(435)
Proceeds from maturities of investments	84,408	42,057	106,781
Purchases of investments	(100,548)	(29,894)	(101,880)
Return of capital from equity method investment	—	320	—
Net change in minority interest resulting from subsidiary treasury share repurchases	(244)	—	—
Proceeds from exercise of stock options by subsidiary	240	283	161
Proceeds from sale of life insurance policy	—	—	1,052

Net cash provided by (used in) investing activities	(19,449)	8,646	3,215

Cash flows from financing activities:
Proceeds from Dividend Reinvestment and Stock Purchase Plan	34	54	22
Repurchase of common stock	(1,414)	(983)	—
Excess tax benefits from stock-based compensation	70	1,377	1,256
Proceeds from exercise of stock options	478	2,770	1,012
Dividends paid	(9,125)	(8,637)	(7,472)

Net cash used in financing activities	(9,957)	(5,419)	(5,182)

Net change in cash and cash equivalents	(21,607)	13,609	16,202
Cash and cash equivalents at beginning of year	59,236	45,627	29,425

Cash and cash equivalents at end of year	$37,629	$59,236	$45,627

Supplemental disclosures of cash paid during the year for:
Income taxes	$3,584	$2,445	$1,463
Interest	$—	$—	$—
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$2,277	$2,286	$1,984
Tax effect of treasury share purchases by a subsidiary	$61	$259	$13
FIN 48 cumulative effect adjustment	$—	$1,432	$—
Leasehold Improvements Allowance paid by lessor	$439	$—	$—

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2009, 2008, and 2007

(1) Presentation and Summary of Significant Accounting Policies

(a) Basis of Presentation

Founded in 1970 and headquartered in Atlanta, Georgia, American Software, Inc. and its subsidiaries (collectively, the “Company”) are engaged in the development, marketing, and support activities of a broad range of computer business application software products. The Company’s operations are principally in the computer software industry, and its products and services are used by customers within the United States and certain international markets. We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Collaborative Supply Chain Management (SCM), (2) Enterprise Resource Planning (ERP), and (3) Information Technology (IT) Consulting.

•

The SCM segment consists of our subsidiary, Logility, Inc. (see Note 10 and Note 12), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners and DMI, a wholly-owned subsidiary of Logility.

•

The ERP segment consists of (i) American Software USA, Inc., which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry specific business software to both retailers and manufacturers primarily in the Apparel, Sewn Products and Furniture industries.

•	The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of American Software, Inc., and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Revenue Recognition and Deferred Revenue

The Company recognizes revenue in accordance with Statement of Position No. 97-2: Software Revenue Recognition (SOP 97-2) and Statement of Position No. 98-9: Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9).

License. License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific object evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the Company recognizes revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net,

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

including but not limited to assessing whether or not the Company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis.

Maintenance. Revenue derived from maintenance contracts primarily includes telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Maintenance contracts are typically sold for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. Maintenance fees are generally billed annually in advance. Maintenance revenue is recognized ratably over the term of the maintenance agreement. In situations where all or a portion of the maintenance fee is bundled with the license fee, revenue/VSOE for maintenance is determined based on prices when sold separately.

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are primarily billed under time and materials arrangements and are recognized as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenues and totaled approximately $1,160,000, $1,904,000 and $1,385,000 for 2009, 2008 and 2007, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At April 30, 2009 and 2008, unbilled license fee and services revenues were approximately $2.0 million and $1.0 million and $1.9 million and $1.4 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

(e) Cash Equivalents

Cash equivalents of $37.4 million and $56.4 million at April 30, 2009 and 2008, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

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

(g) Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, the allowance for the cost of returns and product warranty claims at April 30, 2009 or 2008 is not significant.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts of expense/(recovery) to operations were approximately $355,000, $134,000 and $(18,000) for 2009, 2008 and 2007, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

(h) Investments

Investments consist of commercial paper, corporate bonds, government securities, certificates of deposits and marketable equity securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified its investment portfolio as “trading” and “held-to-maturity.” “Trading” securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings. “Held-to-maturity” investments are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts using the effective interest method. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. Investments with maturities less than one year as of the balance sheet date are classified as short-term investments; and those that mature greater than one year are classified as long-term investments.

(i) Furniture, Equipment, and Purchased Computer Software

Furniture, equipment and purchased computer software are recorded at cost, less accumulated depreciation and amortization. Depreciation of buildings, computer equipment, purchased computer software, office furniture

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

and equipment is calculated using the straight-line method based upon the estimated useful lives of the assets (three years for computer equipment and software, seven years for office furniture and equipment and thirty years for buildings). Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter. Depreciation and amortization expense on furniture, equipment and purchased computer software was $1,174,000, $1,019,000 and $1,024,000 in 2009, 2008 and 2007, respectively.

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

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2009	2008	2007
	(in thousands)
Total capitalized computer software development costs	$2,051	$2,155	$2,264
Purchase accounting impact on treasury share repurchases by subsidiary	(18)	89	12
Total research and development expense	7,150	7,475	7,555

Total research and development expense and capitalized computer software development costs	$9,183	$9,719	$9,831

Total amortization of capitalized computer software development costs	$1,831	$2,523	$2,851
Write-off of capitalized computer software costs as a result of net realizable value analysis, net of accumulated amortization	$—	$1,196	$—

Capitalized computer software development costs consist of the following at April 30, 2009 and 2008 (in thousands):

	2009	2008
Capitalized computer software development costs	$11,910	$9,877
Accumulated amortization	(7,051)	(5,220)

	$4,859	$4,657

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s treasury stock repurchases. During fiscal 2009 and 2008, the Company capitalized $17,000 and $89,000, respectively, as a result of such repurchases.

These costs are being amortized on a straight-line basis over three years, whichever method results in a higher level of amortization. In the third quarter of fiscal year ended April 30, 2008, we incurred a charge of $1,196,000 related to the write-off of certain capitalized software development costs in our Logility subsidiary based on the net realizable value analysis at that time.

(k) Acquisition-Related Intangible Assets (exclusive of Logility’s treasury stock repurchases)

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definitive lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, three years, including the period being reported on. The other intangible assets are being amortized over a period of six years. Total amortization expense related to acquisition-related intangible assets was approximately $350,000 for 2009 and is included in operating expense in the accompanying consolidated statement of operations as of April 30, 2009. Total amortization expense related to acquisition-related intangible assets was approximately $392,000 for 2008, of which $42,000 related to amortization of acquired software included in cost of license revenues and $350,000 related to other intangible assets included in operating expenses as amortization of acquisition-related intangibles in the accompanying consolidated statement of operations as of April 30, 2008. Total amortization expense related to acquisition-related intangible assets was approximately $450,000 for 2007, of which $100,000 related to amortization of acquired software included in cost of license revenues and $350,000 related to other intangible assets included in operating expenses as amortization of acquisition-related intangibles in the accompanying consolidated statements of operations at April 30, 2007.

Acquisition-Related Intangible Assets consist of the following (in thousands):

	2009	2008
Acquired software	$300	$300
Distribution Channel	1,000	1,000
Customer Relationships	800	800
Trademarks	300	300

	2,400	2,400
Less accumulated amortization	(1,904)	(1,554)

	$496	$846

The Company expects amortization expense for the next two years to be as follows based on intangible assets as of April 30, 2009 (in thousands):

2010	$350
2011	146

$496

Also see Footnote (l).

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

(l) Goodwill and Other Intangibles

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company has adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In accordance with SFAS No. 142, the Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. The Company identifies the reporting unit on a basis that is similar to its method for identifying operating segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. This evaluation is applied annually on each impairment testing date (April 30) unless there is a triggering event present during an interim period. The Company used the Income and Market approaches to test for goodwill impairment as of the Valuation Date. The methodology utilized to implement the Income approach was the discounted cash flow (“DCF”) methodology. The methodologies utilized to implement the Market approach were the comparable company methodology (“CCM”) and the comparable transaction methodology (“CTM”). A comparable transaction is identified by reviewing transaction data gathered from financial statements of industry peers and market reports (Pratt Stat’s, Public Stats, and SEC Filings). In addition, SIC codes of the Company’s industry peers are utilized to identify current transactions. The valuation approaches we utilize in determining the fair value for each reporting unit were weighted 50%, 15%, and 35%, for the DCF, CTM, and CCM, respectively. In order to determine the proper weight given to each approach, the Company considers the methodologies utilized to implement each approach and the overall and industry-specific economic conditions, which could affect the quality of the underlying data supporting each analysis. Control premiums for the transactions were difficult to identify due to the limited amount of data available. However, it was assumed that all transactions incorporated a control premium as they consisted of controlling acquisitions. The results from the CTM were not materially different from the DCF and CCM methodologies, none of which indicated the existence of impairment as of the measurement date. The Company considers the following valuation factors in connection with performing annual impairment testing:

•	The nature of the business or entity, the risks to which it is subject, and its historical patterns of growth;

•	The general economic outlook, the position of the industry in the existing economy, and the position of the business or entity within its industry;

•	The book value and general financial condition of the business or entity;

•	The earnings history and earnings capacity of the business or entity;

•	The dividend-paying capacity of the business or entity;

•	The market prices of stocks of businesses engaged in related activities, where such stocks are traded on an exchange or over-the-counter;

•	Any recent sales of the common stock of the business and the size of the block of stock to be valued;

•	The existence of undervalued tangible and intangible assets; and

•	Other special factors and circumstances of the business or entity that can be judged as important to the overall value.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

The material assumptions utilized in the impairment analysis were the long-term growth rate, weighted average cost of capital, financial projections, projected debt free cash flow and tax rate. The assumptions used by the Company have not changed materially from the prior year. In the event of impairment, the loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill for impairment as of April 30, 2009, 2008 and 2007 and did not identify any goodwill impairment as a result of the review.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill consisted of the following by segment (in thousands):

	Enterprise Resource Planning*	Collaborative Supply Chain Management**	IT Consulting	Total
Balance at April 30, 2007	$1,812	$9,398	$—	$11,210
Goodwill related to the Logility Stock Buyback Step Acquisition	—	702	—	702

Balance at April 30, 2008	$1,812	$10,100	$—	$11,912
Goodwill related to the Logility Stock Buyback Step Acquisition	—	277	—	277
Adjustment of Goodwill related to the Logility Stock Buyback Step Acquisition	—	(480)	—	(480)

Balance at April 30, 2009	$1,812	$9,897	$—	$11,709

*	Goodwill related to New Generation Computing, Inc.
**	Goodwill related to Logility, Inc. and Demand Management, Inc.

Intangible Assets (including Acquisition-Related Intangible Assets) consisted of the following by segment (in thousands):

	Enterprise Resource Planning	Collaborative Supply Chain Management	IT Consulting	Total
Balance at April 30, 2007	$—	$1,472	$—	$1,472
Intangible related to the Logility Stock Buyback Step Acquisition	—	593	—	593
Amortization expense	—	(479)	—	(479)

Balance at April 30, 2008	$—	$1,586	$—	$1,586
Intangible related to the Logility Stock Buyback Step Acquisition	—	145	—	145
Adjustment of Intangibles related to the Logility Stock Buyback Step Acquisition	—	(300)	—	(300)
Amortization expense	—	(481)	—	(481)

Balance at April 30, 2009	$—	$950	$—	$950

Goodwill and intangible assets include the effects of applying purchase accounting resulting from Logility’s stock repurchases. During fiscal 2009, the Company recorded $277,000 in goodwill and $145,000 in intangible

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

assets as a result of such repurchases, which are being amortized over a six year period. Also during fiscal 2009, the Company made revisions to the purchase price adjustments related to previously recorded Logility stock buy-backs. Approximately $688,000 was reallocated to additional paid in capital through minority interest by recording a debit to the related deferred tax liability of approximately $127,000, and credits to capitalized software development costs, intangible assets and goodwill of approximately $35,000, $300,000, and $480,000, respectively. The adjustment resulted in a reversal of amortization expense in the amount of $20,000, which is recorded as a component of general and administrative expense in the accompanying statements of operations for the year ended April 30, 2009. For purposes of the disclosure above, amounts related to the buyback of Logility stock are presented as a component of the SCM segment.

Intangible assets related to Logility Stock Buy-back Step Acquisition and purchased software consist of the following (in thousands):

	2009	2008
Acquired software	$75	$75
Distribution Channel	75	95
Customer Relationships	477	600
Trademarks	155	167

	782	937
Less accumulated amortization	(328)	(197)

	$454	$740

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2009 (in thousands):

2010	$115
2011	112
2012	82
2013	75
2014	64
Thereafter	6

$454

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

(n) Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to VSOE, bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

(o) Stock Compensation Plans

The Company has three stock-based employee compensation plans under which options to purchase common stock of the Company were outstanding as of April 30, 2009. Those plans are described more fully in Note 7. As discussed in Note 12, effective July 9, 2009, the Company adopted the Logility, Inc. 1997 Stock Plan and Logility, Inc. 2007 Stock Plan in conjunction with the Company’s acquisition of the shares of Logility common stock it did not previously own. Prior to May 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Substantially no expense associated with employee stock options was recognized prior to May 1, 2006 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost recognized on or after May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R).

The Company recorded stock option compensation cost of approximately $807,000, $800,000 and $825,000 and related income tax benefits of approximately $158,000, $212,000 and $144,000 for the fiscal years ended April 30, 2009, 2008 and 2007, respectively. Stock-based compensation expense on current year grants is recorded on a straight-line basis over the vesting period for the entire award directly to additional paid-in capital.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized or that would have been recognized under SFAS No. 123(R) for those options (excess tax benefits) to be classified as financing cash flows. During the years ended April 30, 2009, 2008 and 2007, the Company realized tax benefits from stock options generated in previous and current periods resulting in approximately $70,000, $1,377,000 and $1,256,000 of excess tax benefits which are included as a component of cash flows from financing activities in the accompanying 2009, 2008 and 2007 consolidated statement of cash flows, respectively.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

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

(r) Earnings per Common Share

The Company has two classes of common stock of which Class B common shares are convertible into Class A common shares at any time, on a one-for-one basis. Under the Company’s Articles of Incorporation, if dividends are declared, holders of Class A common shares shall receive a $.05 dividend per share prior to the Class B common stock receiving any dividend and holders of Class A common stock shall receive a dividend at least equal to Class B common stock dividends on a per share basis. As a result, the Company has computed the earnings per share in compliance with SFAS No. 128, Earnings per Share, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.

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

Diluted earnings per share is calculated similarly to basic earnings per share, except that the calculation includes the dilutive effect of the assumed exercise of options issuable under the Company’s stock incentive plans. For the Company’s diluted earnings per share calculation for Class A shares, the Company uses the “if-converted” method. This calculation assumes that all Class B common shares are converted into Class A common shares and, as a result, assumes there are no holders of Class B common shares to participate in undistributed earnings.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts), See Note 7 for total stock options outstanding and potentially dilutive:

Basic earnings per common share:

	Year Ended April 30, 2009		Year Ended April 30, 2008		Year Ended April 30, 2007
	Class A	Class B	Class A	Class B	Class A	Class B
Distributed earnings	$0.36	$0.36	$0.35	$0.35	$0.31	$0.31
Undistributed earnings/(loss)	(0.24)	(0.24)	(0.09)	(0.09)	0.03	0.03

Total	$0.12	$0.12	$0.26	$0.26	$0.34	$0.34

Distributed earnings	$8,079	$1,037	$7,911	$1,017	$6,663	$994
Undistributed earnings/(loss)	(5,406)	(694)	(2,117)	(278)	674	102

Total	$2,673	$343	$5,794	$739	$7,337	$1,096

Basic weighted average common shares	22,444	2,883	22,476	2,947	21,366	3,250

Diluted EPS for Class A common shares using the If-Converted Method

Year Ended April 30, 2009

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS
Per basic	$2,673	22,444	$0.12
Common stock equivalents	—	429

	2,673	22,873	0.12
Class B conversion	343	2,883

Diluted EPS for Class A	$3,016	25,756	$0.12

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

Year Ended April 30, 2008

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$5,794	22,476	$0.26
Common stock equivalents	—	1,124

	5,794	23,600	0.25
Class B conversion	739	2,947

Diluted EPS for Class A	$6,533	26,547	$0.25

Year Ended April 30, 2007

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$7,337	21,366	$0.34
Common stock equivalents	—	1,145

	7,337	22,511	0.33
Class B conversion	1,096	3,250

Diluted EPS for Class A	$8,433	25,761	$0.33

Diluted EPS for Class B common shares using the Two-Class Method

Year Ended April 30, 2009

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS
Per basic	$343	2,883	$0.12
Reallocation of undistributed earnings to Class A shares from Class B shares	12

Diluted EPS for Class B	$355	2,883	$0.12

Year Ended April 30, 2008
	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$739	2,947	$0.26
Reallocation of undistributed earnings to Class A shares from Class B shares	12

Diluted EPS for Class B	$751	2,947	$0.26

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

Year Ended April 30, 2007
	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS
Per basic	$1,096	3,250	$0.34
Reallocation of undistributed earnings to Class A shares from Class B shares	(5)

Diluted EPS for Class B	$1,091	3,250	$0.34

*	Amounts adjusted for rounding

(s) Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $1.6 million, $2.3 million and $2.1 million in fiscal 2009, 2008 and 2007, respectively.

(t) Guarantees and Indemnifications

The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2009 or 2008.

The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2009 or 2008.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

(u) Industry Segments

The Company operates and manages its business in three reportable segments. See Note 10 of the Consolidated Financial Statements.

(2) Investments

Investments consist of the following (in thousands):

	April 30
	2009	2008
Trading:
Debt securities:
US Treasury securities	$—	$6,055
Tax-exempt state and municipal bonds	—	107
Other government bonds	—	93

Total debt securities	—	6,255
Marketable equity securities	3,338	6,637

	$3,338	$12,892

	April 30, 2009
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$6,840	14	—	$6,854
Government securities	23,287	402	9	23,680

	$30,127	$416	$9	$30,534

	April 30, 2008
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity: Government securities	$4,013	—	—	$4,013

The total carrying value of all investments on a consolidated basis was approximately $33,465,000 and $16,905,000 at April 30, 2009 and 2008, respectively. At April 30, 2009, there was $17,094,000 in held-to-maturity investments included in investments-noncurrent in the accompanying consolidated balance sheets. At April 30, 2008, there were no held-to-maturity investments included in investments-noncurrent in the accompanying consolidated balance sheets. As of April 30, 2009, the Company does not believe any investments to be other-than-temporarily impaired.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

The contractual maturities of debt securities classified as trading at April 30, 2009 and 2008 were as follows (in thousands):

	2009	2008
Due within one year	$—	$6,055
Due within two years	—	—
Due within three years	—	—
Due after three years	—	200

	$—	$6,255

The contractual maturities of debt securities classified as held-to-maturity at April 30, 2009 and 2008 were as follows (in thousands):

	2009	2008
Due within one year	$13,033	$4,013
Due within two years	9,070	—
Due within three years	6,489	—
Due after three years	1,535	—

	$30,127	$4,013

In 2009 and 2008, the Company’s investment portfolio of trading securities experienced net unrealized holding losses of approximately $2,006,000 and $559,000, respectively, while in 2007, the Company’s investment portfolio of trading securities experienced net unrealized holding gains of approximately $433,000, which have been included in other income (loss), net in the accompanying consolidated statements of operations.

(3) Fair Value of Financial Instruments

Effective May 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which requires disclosures about our assets and liabilities that are measured at fair value. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received on sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

The carrying amounts of cash, trade accounts receivable and unbilled accounts receivable, accounts payable, accrued compensation and related costs, and other current liabilities approximate fair value because of their short-term maturities.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

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

The following table presents our assets that we measured at fair value on a recurring basis as of April 30, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of April 30, 2009
Cash equivalents	$37,387	—	—	$37,387
Marketable securities	3,164	—	—	$3,164

Total	$40,551	$—	$—	$40,551

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $174,000 and approximately $30.1 million in held-to-maturity investments which are not recorded at fair value and thus are not recorded in the table above. The held-to-maturity investments consist of certificates of deposit and tax-exempt state and municipal bonds as well as U.S. Government debt securities and are recorded at amortized cost. Fair values for these securities are obtained from third party broker statements. The fair value amounts are primarily derived from Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. See Note 2 for the fair value of the Company’s investments classified as “held-to-maturity.”

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115, permits but does not require us to measure financial instruments and certain other items at fair value. We did not elect to measure our financial instruments under the provisions of SFAS No. 159; thus our adoption of this statement effective May 1, 2008 did not have an impact on our consolidated financial statements.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

(4) Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2009 and 2008 (in thousands):

	2009	2008
Buildings and leasehold improvements	$19,479	$18,332
Computer equipment and purchased software	8,776	8,530
Office furniture and equipment	4,055	4,007

	32,310	30,869
Less accumulated depreciation and amortization	25,121	23,966

	$7,189	$6,903

(5) Acquisitions

During the fiscal year ended April 30, 2009, we owned approximately 88% of the outstanding shares of Logility, Inc. See Note 12 for a discussion of the Company’s subsequent event related to its acquisition of the shares of Logility common stock it did not previously own. During the fiscal year ended April 30, 2009, Logility purchased 66,742 shares of its common stock for approximately $478,000. In accordance with SFAS No. 141, Business Combinations, we have accounted for this transaction under the purchase method of accounting. The total amount allocated from this transaction was $478,000, which is net of approximately $61,000 related to the tax effects of this treasury stock purchase. We have allocated the $478,000 to capitalized software development costs, totaling approximately $17,000, intangible assets, totaling approximately $145,000, minority interest, totaling approximately $244,000 and goodwill, totaling approximately $133,000 (including $61,000 related to tax effects), based on management’s estimates of fair value at the date of the transaction. The costs allocated to capitalized software development costs and intangible assets are being amortized ratably based on the projected revenues associated with the related assets of Logility or on an accelerated method over three to six years, whichever method results in a higher level of amortization. Amortization of these capitalized costs is included in the cost of license revenues and general and administrative costs in the accompanying consolidated statements of operations for capitalized software development costs and intangible assets, respectively.

(6) Income Taxes

Income tax expense consisted of the following:

	Years ended April 30,
	2009	2008	2007
	(In thousands)
Current:
Federal	$2,624	$4,224	$2,630
State	635	805	676

	3,259	5,029	3,306

Deferred:
Federal	(740)	(848)	2,114
State	(119)	(177)	76

	(859)	(1,025)	2,190

	$2,400	$4,004	$5,496

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

The Company’s effective income tax rate differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 34% to earnings before income taxes and minority interest as follows:

	Years ended April 30,
	2009	2008	2007
	(In thousands)
Computed “expected” income tax expense	$2,086	$3,840	$5,000
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	273	368	483
Research and development credits	(433)	(222)	(184)
Change in valuation allowance for deferred tax assets	249	—	(449)
Write-off of foreign net operating loss carryforwards	—	—	449
Tax contingencies	42	33	115
Other, net, including permanent items	183	(15)	82

	$2,400	$4,004	$5,496

Our effective income tax rates were 39.0%, 35.5% and 37.4% in 2009, 2008 and 2007, respectively. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. The provision for income taxes in 2009, 2008 and 2007 excludes approximately $202,000, $1.6 million and $753,000, respectively, of tax benefits realized from the recognition of stock option deductions, which have been recorded in additional paid-in capital.

The significant components of deferred income tax expense attributable to income from continuing operations before income taxes for the years ended April 30, 2009, 2008, and 2007 are as follows:

	Years ended April 30,
	2009	2008	2007
	(In thousands)
Deferred tax (benefit) expense	$(1,108)	$(1,025)	$2,639
Increase (decrease) in the valuation allowance for deferred tax assets	249	—	(449)

	$(859)	$(1,025)	$2,190

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2009 and 2008 are presented as follows:

	2009	2008
	(In thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$783	$556
State net operating loss carryforwards	352	395
Intangible assets and fixed asset basis differences	554	387
Nonqualified stock options	370	212

Total gross deferred tax assets	2,059	1,550
Less valuation allowance	595	346

Net deferred tax assets	1,464	1,204

Deferred tax liabilities:
Capitalized computer software development costs	(1,829)	(1,732)
Net gains/losses on trading securities	(58)	(820)
Goodwill	(427)	(469)
Other	(67)	(25)

Total gross deferred tax liabilities	(2,381)	(3,046)

Net deferred tax liabilities	$(917)	$(1,842)

At April 30, 2009, the Company has approximately, $8.9 million of various state net operating loss carryfowards which are available to offset future state taxable income, if any through 2029.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2009.

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

The Company adopted Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on May 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold for the financial statement recognition and measurement of a tax position take or expected to be taken within an income tax return. As a result of the adoption of FIN 48, we recognized a cumulative effect adjustment which we recorded by a decrease of approximately $1.4 million to current income taxes payable and recorded a corresponding

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

increase to the May 1, 2007 balance of retained earnings. As of April 30, 2009 and 2008, we have recorded approximately $146,000 and $148,000, respectively, of unrecognized tax benefits, inclusive of interest and penalties, all of which would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of April 30, 2009 and 2008, we had recorded a liability for potential penalties and interest of approximately $65,000 and $53,000, respectively, related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, excluding interest and penalties (in thousands):

	2009	2008
Balance at beginning of the period	$94	$63
(Decreases)/Increases as a result of positions taken during prior periods	—	—
(Decreases)/Increases as a result of positions taken during the current period	(13)	31
Reductions in benefits from lapse in statute of limitations	—	—

Balance at April 30,	$81	$94

We conduct business globally and, as a result, file income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations for years prior to 2000. The Company’s 2008 U.S. Federal return is currently under audit examination by the Internal Revenue Service.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

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

Under the 2001 Stock Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant, except with respect to non-employee directors, who receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 10 years after the date of grant (or 5 years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 3,575,000 shares are authorized for issuance pursuant to options granted under this Plan. In July 2005, June 2007 and June 2008, the Board of Directors approved an amendment increasing the number of shares available for grant by 600,000 shares, 800,000 shares and 900,000 shares, respectively. In February 2005, the Board amended the stock option grant forms to be used in connection with the 2001 Option Plan for future grants to provide for a six year grant life and a five year vesting period. When stock options are exercised, it is the Company’s policy to issue stock from authorized shares rather than from treasury shares.

Incentive and nonqualified options exercisable at April 30, 2009, 2008 and 2007 totaled 1,962,225, 1,771,397, and 2,301,656, respectively. Options available for grant at April 30, 2009, for the 2001 Plan are 778,016 shares.

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

See Note 12, for a discussion of the Company’s adoption of the Logility, Inc. 1997 Stock Plan and Logility, Inc. 2007 Stock Plan effective July 9, 2009 in conjunction with the Company’s acquisition of the shares of Logility common stock it did not previously own.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

A summary of changes in outstanding options for the year ended April 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2008	2,910,511	$5.52
Granted	540,978	5.21
Exercised	(159,905)	2.87
Forfeited/cancelled	(27,471)	4.08

Outstanding at April 30, 2009	3,264,113	$5.61	3.5	$2,781,528

Exercisable at April 30, 2009	1,962,225	$4.92	2.8	$2,563,527

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2009, 2008, and 2007 are $1.18, $2.47, and $1.74 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2009, 2008, and 2007:

	2009	2008	2007
Dividend yield	5.2%	4.4%	5.0%
Expected volatility	42.4%	41.3%	42.6%
Risk-free interest rate	3.9%	4.4%	4.9%
Expected term	4.4 years	4.5 years	4.5 years

A summary of changes in outstanding options for Logility’s Stock Plans for the year ended April 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2008	669,520	$4.92
Granted	12,000	5.45
Exercised	(69,650)	3.44
Forfeited/cancelled	(5,420)	5.17

Outstanding at April 30, 2009	606,450	$5.10	3.2	$687,774

Exercisable at April 30, 2009	534,650	$4.67	3.2	$687,774

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2009, 2008, and 2007 are $3.13, $4.99 and $4.57 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2009, 2008, and 2007:

	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	63.6%	63.3%	64.5%
Risk-free interest rate	4.6%	4.8%	4.9%
Expected term	4.5 years	4.4 years	4.5 years

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

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

Options issued after May 1, 2007 with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2009, 2008, and 2007, we issued 159,905, 762,778 and 317,594 shares of common stock, respectively, resulting from the exercise of stock options. During the years ended April 30, 2009, 2008 and 2007, our subsidiary issued 69,650, 85,226 and 50,261 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2009, 2008 and 2007 based on market value at the exercise dates was $381,229, $5,032,924 and $1,410,802, respectively. The total intrinsic value of options exercised at our subsidiary during the years ended April 30, 2009, 2008 and 2007 based on market value at the exercise dates was $245,503, $693,870 and $284,972, respectively. The fair value of grants vested during the years ended April 30, 2009, 2008 and 2007 was $844,632, $553,868 and $816,822, respectively. The fair value of grants vested at our subsidiary during the years ended April 30, 2009, 2008 and 2007 was $270,523, $288,333 and $231,462, respectively. As of April 30, 2009, unrecognized compensation cost related to unvested stock option awards approximated $2.0 million and is expected to be recognized over a weighted average period of 1.7 years. As of April 30, 2009, unrecognized compensation cost related to unvested stock option awards at our subsidiary approximated $245,000 and is expected to be recognized during fiscal year 2010 as a result of the repurchase of the outstanding shares by the Company (See Note 12 to the consolidated financial statements).

Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. In the fiscal year ended April 30, 2009, we repurchased 274,439 shares of common stock at a cost of approximately $1.4 million. For this repurchase plan, through April 30, 2009, we have repurchased 695,335 shares of common stock at a cost of approximately $3.5 million. Under all repurchase plans as of April 30, 2009, we have repurchased 4,230,288 shares of common stock at a cost of approximately $22.9 million.

In February 2003, the Logility Board of Directors amended an existing stock repurchase program to authorize the repurchase of up to an additional 400,000 shares of the Company’s common stock for a total authorized repurchase amount of up to 1,550,000 shares. During the year ended April 30, 2009, Logility repurchased 66,742 shares of common stock at a cost of approximately $478,000. Logility has repurchased 1,507,267 shares of its common stock for $9.4 million as of April 30, 2009.

(8) International Revenue and Significant Customer

International revenues approximated $8.1 million or 10%, $8.6 million or 10%, and $8.5 million or 10%, of consolidated revenues for the years ended April 30, 2009, 2008, and 2007, respectively, and were derived primarily from customers in Canada and Europe.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

One customer, The Home Depot, accounted for approximately 10% and 12% of consolidated revenue for the years ended April 30, 2009 and 2008, respectively, principally from our IT consulting segment. Accounts receivable from this customer were approximately $1.0 million and $979,000 at April 30, 2009 and 2008, respectively.

No customer accounted for 10% of consolidated revenue for the year ended April 30, 2007.

(9) Commitments and Contingencies

(a) Leases

The Company leases other office facilities and equipment under various operating leases. Rental expense for these leases approximated $836,000, $871,000, and $889,000 for the years ended April 30, 2009, 2008, and 2007, respectively, and are included in the consolidated statements of operations. A facility leased by a subsidiary of the Company included a lease incentive which was recorded as an increase in leasehold improvements and deferred rent.

The Company leased several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $80,000, $471,000 and $532,000 for three years ended April 30, 2009, 2008 and 2007, respectively. In addition, the Company owns properties leased under various operating leases. Rental income for these leases approximated $238,000, $233,000 and $230,000 for the three years ended April 30, 2009, 2008, and 2007, respectively. The rental income is included as a component of Other Income, Net in the accompanying consolidated statements of operations.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2009 are as follows (existence of renewal or escalation clauses) (in thousands):

Years ended April, 30:
2010	$678
2011	322
2012	221
2013	221
2014	221

$1,663

Future minimum lease rentals receivable under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2009 are as follows (already included or prorated at the company’s occupied building) (in thousands):

Years ended April, 30:
2010	$395
2011	239
2012	227
2013	231
2014	235
Thereafter	31

$1,358

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

(b) 401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2009, 2008, or 2007.

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

(10) Segment information

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates and manages its business in three segments based on software and services provided in three key product markets: (i) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; (ii) Collaborative Supply Chain Management (SCM), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; and (iii) IT Consulting, which consists of IT staffing and consulting services. The SCM segment represents the business of our wholly-owned (effective July 9, 2009—see Note 12) subsidiary, Logility, Inc., as well as its subsidiary, DMI.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

Following is information related to each segment as of and for the years ended April 30, 2009, 2008 and 2007:

	2009	2008	2007
Revenues:
Enterprise Resource Planning	$18,703	$20,905	$21,895
Collaborative Supply Chain Management	41,603	44,908	43,763
IT Consulting	17,718	23,188	18,709

	$78,024	$89,001	$84,367

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(2,008)	$(1,019)	$685
Collaborative Supply Chain Management	8,704	8,305	8,521
IT Consulting	494	809	823

	$7,190	$8,095	$10,029

Intersegment eliminations:
Enterprise Resource Planning	$(1,736)	$(1,662)	$(1,704)
Collaborative Supply Chain Management	1,736	1,662	1,704
IT Consulting	—	—	—

	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(3,744)	$(2,681)	$(1,019)
Collaborative Supply Chain Management	10,440	9,967	10,225
IT Consulting	494	809	823

	$7,190	$8,095	$10,029

Capital expenditures:
Enterprise Resource Planning	$945	$645	$241
Collaborative Supply Chain Management	76	197	194
IT Consulting	—	—	—

	$1,021	$842	$435

Capitalized Software:
Enterprise Resource Planning	$(18)	$89	$12
Collaborative Supply Chain Management	2,051	2,155	2,264
IT Consulting	—	—	—

	$2,033	$2,244	$2,276

Depreciation and amortization:
Enterprise Resource Planning	$1,095	$936	$1,096
Collaborative Supply Chain Management	2,387	3,089	3,295
IT Consulting	2	2	1

	$3,484	$4,027	$4,392

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

	April 30, 2009	April 30, 2008	April 30, 2007
Identifiable assets:
Enterprise Resource Planning	$38,553	$50,114	$53,537
Collaborative Supply Chain Management	70,734	65,072	59,657
IT Consulting	3,032	5,031	4,622

	$112,319	$120,217	$117,816

(11) Financial Statements and Supplementary Data (Unaudited)

The following schedule presents results for each quarter in the years ended April 30, 2009 and 2008 (in thousands, except per share amounts):

	Total revenues	Gross margins	Operating income	Net earnings	Diluted earnings per share*
Quarter ended:
July 31, 2008	$19,198	$10,088	$1,281	$610	$0.02
October 31, 2008	19,848	10,232	1,997	470	0.02
January 31, 2009	20,040	11,273	2,134	775	0.03
April 30, 2009	18,938	11,307	1,778	1,161	0.05

Year ended April 30, 2009	$78,024	$42,900	$7,190	$3,016	$0.12

Quarter ended:
July 31, 2007	$21,722	$11,453	$2,546	$1,955	$0.07
October 31, 2007	23,619	11,739	2,759	2,544	0.10
January 31, 2008	22,073	10,305	1,562	1,137	0.04
April 30, 2008	21,587	11,276	1,228	897	0.03

Year ended April 30, 2008	$89,001	$44,773	$8,095	$6,533	$0.25

*	Quarterly amounts do not sum to full year total due to rounding.

(12) Subsequent Events

On May 19, 2009, our Board of Directors declared a quarterly cash dividend of $0.09 per share of American Software Class A and Class B common stock. The cash dividend is payable on September 25, 2009 to Class A and Class B shareholders of record at the close of business on August 21, 2009.

On May 23, 2009, the Company commenced a cash tender offer for all the outstanding shares of common stock, no par value, of its majority-owned subsidiary, Logility, Inc. (“Logility”), not already owned by the Company at a price of $7.02 per share, without interest. On June 30, 2009, the Company announced that it had accepted for payment 1,504,866 shares of Logility, Inc. common stock. On July 9, 2009, the Company caused Logility to merge with a wholly-owned subsidiary of the Company, after which all remaining shares of Logility common stock were converted into the right to receive $7.02 per share, without interest. As a result of the merger, Logility became a wholly-owned subsidiary of the Company on July 9, 2009. The Company will account for this transaction in accordance with SFAS No. 160.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2009, 2008, and 2007

In connection with the tender offer and subsequent merger, the Company adopted the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan, and all outstanding Logility stock options were either converted into options to purchase shares of Class A common stock of the Company or net cash settled. The conversion ratio was structured so as to maintain the “spread” between the exercise price and fair market value of Class A common stock of the Company on July 9, 2009, in accordance with the regulations of the U.S. Treasury designed to maintain the status of the converted stock options as incentive stock options under Internal Revenue Code Section 422. As a result of these transactions, the Company has paid or will pay (subject to the exercise of statutory dissenters’ rights by any non-tendering Logility shareholders who elect to do so) $12,300,000 in cash to Logility shareholders and issued options to purchase 1,942,595 shares of the Company’s Class A common stock. The Company expects that fees and expenses related to the transaction will be approximately $754,000 of which $260,000 is included in the Statement of Operations for fiscal 2009. The remaining expense will be reflected on the Company’s financial statements for the first quarter of fiscal 2010.

As a result of the tender offer and subsequent merger the Company will incur stock compensation expense primarily related to the non-vested Logility stock options which, on the date of acquisition, were converted into fully vested options to purchase Class A common stock of the Company. We expect to record estimated compensation expense in the range of $250,000 to $400,000 during the first quarter of fiscal 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2009. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of April 30, 2009.

We believe our consolidated financial statements fairly present in all material respects our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements for the years ended April 30, 2009 and 2008 and each of the years in the three-year period ended April 30, 2009 is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter within the fiscal year 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reports on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm on internal control over financial reporting are included under Item 8, “Financial Statements and Supplementary Data,” of this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position
James C. Edenfield	74	President, Chief Executive Officer, Treasurer and Director; Chairman of the Board of Directors of Logility, Inc.
Thomas L. Newberry	76	Chairman of the Board of Directors
J. Michael Edenfield	51	Director, Executive Vice President; President and Director of Logility, Inc.
Dennis Hogue	56	Director
John J. Jarvis	67	Director
James B. Miller, Jr.	69	Director
Thomas L. Newberry, V.	42	Director
Vincent C. Klinges	46	Chief Financial Officer
James R. McGuone	62	Vice President, General Counsel and Secretary

All directors hold office until the next annual meeting of the shareholders of the Company. Information regarding the directors of the Company, including their ages, their principal occupations for at least the past five years, other public company directorships held by them and the year each was first elected as a director of the Company, are set forth under the caption “Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

Mr. McGuone was elected as our Secretary in May 1988 and was elected Vice President and General Counsel in May 2009. He joined the Company in March 2009. Before joining the Company, Mr. McGuone, who has been a practicing attorney since 1972, was a partner with the law firm of Holland & Knight, L.L.P. in its Atlanta, Georgia office. Mr. McGuone holds a B.A. degree from Pennsylvania State University and a J.D. degree from Fordham University School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and holders of more than 10% of the Common Stock are required by regulations promulgated by the SEC pursuant to the Exchange Act to furnish us with copies of all Section 16(a) forms they file. We assist officers and directors in complying with the reporting requirements of Section 16(a) of the Exchange Act.

During fiscal 2009, based upon a review by the Company of filings made under Section 16(a) of the Exchange Act and representations from its directors and officers, all of the reports required to be filed during fiscal 2009 were filed on a timely basis, except for a report filed by Jeffrey W. Coombs to report that he no longer is classified as an officer of the Company for purposes of Section 16 under the Exchange Act. Mr. Coombs filed such report after the date on which it was required to be filed.

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

This information is set forth under the caption “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference.

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

Relationship with Logility, Inc. and Certain Transactions

On October 10, 1997, we completed an initial public offering of 2,200,000 shares of common stock in our subsidiary, Logility, Inc. (“Logility”). Prior to that time, Logility was a wholly-owned subsidiary of ours, operating as the supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, American Software and Logility entered into a number of agreements for the purpose of defining certain relationships between the parties (the “Intercompany Agreements”). The more significant of the Intercompany Agreements are summarized below. As a result of our ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation. Management of the Company believes, however, that the fees for the various services provided would not exceed fees that would be paid if such services were provided for independent third parties. As described in Note 12 to the Consolidated Financial Statements, effective July 9, 2009 we completed our acquisition of all remaining shares of Logility common stock.

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

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term by giving proper notice. Logility will indemnify us against any damages that we may incur in connection with our performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with our rendering of services under the Services Agreement. For the fiscal years 2009, 2008 and 2007 the services related to this agreement were valued at $1.3 million, $1.3 million and $1.4 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities owned or leased by us (or our subsidiaries).

The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated by Logility for any reason with respect to any particular facility upon thirty days’ written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years 2009, 2008 and 2007, the services related to this agreement were valued at $438,000, $428,000 and $417,000, respectively. Included in these costs are lease expense, utilities expense, telephone expense, and security expense.

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

Intercompany Loans

As a result of the various transactions between the Company and Logility, amounts payable to and receivable from Logility arise from time to time. At April 30, 2009, there was a payable to Logility in the amount of $118,000.

Policy Regarding Transactions with Related Persons

On December 8, 2003 our Board of Directors adopted a resolution directing the Audit Committee of the Board of Directors to establish and implement procedures for identifying and conducting an appropriate review of any proposed transaction that meets the definition of “related party transaction” within the meaning of Item 404 of SEC Regulation S-K. In January 2004 the Audit Committee adopted written procedures in accordance with such direction. Under those procedures, the Audit Committee reviews and evaluates any proposed related party transaction and determines whether the terms of such transaction, judged at the time of the determination, are fair to the Company. Our officers are instructed that when a related party transaction is proposed they are to bring it to the attention of the Audit Committee, which then reviews the transaction and makes a determination of whether it meets the above standard. The Audit Committee is required to prepare a report of its deliberations, conclusions and recommendations, and furnish that report to the full Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is set forth under the caption “Audit Committee Report and Independent Registered Public Accounting Firm” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.	Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2009	115

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	The Company’s Amended and Restated Articles of Incorporation, and amendments thereto.(1)

3.2	The Company’s Amended and Restated By-Laws dated November 13, 1989.(2)

10.1	Amended and Restated 1991 Employee Stock Option Plan dated February 14, 2000.(3)

10.2	Amended and Restated Directors and Officers Stock Option Plan effective August 26, 1999.(4)

10.3	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(5)

10.4	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(6)

10.5	Subsidiary Formation Agreement entered into among the Company, Logility, Inc., and certain subsidiaries of the Company, as amended, dated January 23, 1997.(7)

10.6	Services Agreement between the Company and Logility, Inc., dated August 1, 1997.(7)

10.7	Facilities Agreement between the Company and Logility, Inc., dated August 1, 1997.(7)

10.8	Tax Sharing Agreement between the Company and Logility, Inc., dated January 23, 1997.(7)

10.9	Stock Option Agreement between the Company and Logility, Inc., dated August 1, 1997.(7)

10.10	Technology License Agreement between the Company and Logility, Inc., as amended, dated August 1, 1997.(7)

10.11	Logility, Inc. 1997 Stock Plan as Amended and Restated Effective July 9, 2009.(8)

10.12	Logility, Inc. 2007 Stock Plan as Amended and Restated Effective July 9, 2009.(8)

10.13	The Company’s 2001 Stock Option Plan, as Amended and Restated Effective August 18, 2008.(9)

10.14	Asset Purchase Agreement dated as of September 30, 2004 by and among Demand Management, Inc., a Georgia corporation, as purchaser; Demand Management, Inc., a Missouri corporation, as Seller; and the shareholders of Seller.(10)

10.15	Plan of Merger of Logility, Inc. and ASI Acquisition, Inc. dated as of July 6, 2009, providing for the merger of Logility, Inc. with and into ASI Acquisition, Inc.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 1990.
(3)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2000.
(4)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-86141 filed on Form S-8 on August 30, 1999.
(5)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.
(6)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2002.
(7)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 1998.
(8)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-160559 filed on Form S-8 on July 13, 2009.
(9)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-153122 filed on Form S-8 on August 21, 2008.
(10)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the fiscal quarter ended October 31, 2004.

SCHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2009, 2008, 2007

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions(1)	Deductions (2)	Balance at end of year
April 30, 2009	$215	355	0	86	484
April 30, 2008	$162	134	0	81	215
April 30, 2007	$244	(18)	0	64	162

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

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

Date: July 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James C. Edenfield James C. Edenfield	President, Chief Executive Officer, Treasurer and Director	July 14, 2009

Thomas L. Newberry	Chairman of the Board of Directors

/s/ J. Michael Edenfield J. Michael Edenfield	Director, Executive Vice President	July 14, 2009

/s/ W. Dennis Hogue W. Dennis Hogue	Director	July 13, 2009

/s/ John J. Jarvis John J. Jarvis	Director	July 13, 2009

/s/ Thomas L. Newberry, V. Thomas L. Newberry, V.	Director	July 14, 2009

/s/ James B. Miller, Jr. James B. Miller, Jr.	Director	July 13, 2009

/s/ Vincent C. Klinges Vincent C. Klinges	Chief Financial Officer	July 13, 2009

/s/ Herman L. Moncrief Herman L. Moncrief	Controller and Principal Accounting Officer	July 13, 2009