Form 10-Q
period 2009-07-31
AMERICAN SOFTWARE INC
filed 2009-09-09
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at September 4, 2009
Class A Common Stock, $.10 par value	22,438,732 Shares
Class B Common Stock, $.10 par value	2,877,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2009	April 30, 2009
ASSETS

Current assets:
Cash and cash equivalents	$30,481	$37,629
Investments	14,583	16,371
Trade accounts receivable, less allowance for doubtful accounts of $164 at July 31, 2009 and $484 at April 30, 2009:
Billed	10,212	10,234
Unbilled	3,000	2,995
Deferred income taxes	280	246
Prepaid expenses and other current assets	2,445	2,886

Total current assets	61,001	70,361
Investments—noncurrent	15,972	17,094
Property and equipment, net of accumulated depreciation of $25,434 at July 31, 2009 and $25,121 at April 30, 2009.	7,100	7,189
Capitalized software, net of accumulated amortization of $7,190 at July 31, 2009 and $7,050 at April 30, 2009.	5,278	4,859
Goodwill	11,709	11,709
Other intangibles, net of accumulated amortization of $2,346 at July 31, 2009 and $2,233 at April 30, 2009.	836	950
Other assets	145	157

Total assets	$102,041	$112,319

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,138	$822
Accrued compensation and related costs	1,752	2,374
Dividends payable	2,278	2,277
Accrued tender offer payable	3,073	—
Other current liabilities	3,217	3,355
Deferred revenue	15,651	16,101

Total current liabilities	27,109	24,929
Deferred income taxes	1,163	1,163
Shareholders’ equity:
American Software, Inc. shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 26,661,748 shares at July 31, 2009 and 26,642,744 shares at April 30, 2009	2,666	2,664
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,877,086 shares at July 31, 2009 and April 30, 2009; convertible into Class A shares on a one-for-one basis	288	288
Additional paid-in capital	83,188	88,164
Retained earnings	10,529	11,625
Class A treasury stock, 4,230,288 shares at July 31, 2009 and April 30, 2009	(22,902)	(22,902)

Total American Software, Inc. shareholders’ equity	73,769	79,839

Noncontrolling interests	0	6,388

Total shareholders’ equity	73,769	86,227

Commitments and contingencies
Total liabilities and shareholders’ equity	$102,041	$112,319

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2009	2008
Revenues:
License	$4,144	$2,742
Services and other	6,873	9,331
Maintenance	6,817	7,125

Total revenues	17,834	19,198

Cost of revenues:
License	856	1,288
Services and other	4,624	6,008
Maintenance	1,711	1,814

Total cost of revenues	7,191	9,110

Gross margin	10,643	10,088

Operating expenses:
Research and development	1,670	1,829
Sales and marketing	3,700	3,796
General and administrative	3,731	3,094
Amortization of acquisition-related intangibles	88	88

Total operating expenses	9,189	8,807

Operating income	1,454	1,281

Other income:
Interest income	409	372
Other income (expense), net, primarily rental income, dividend income and mark to market adjustments	209	(508)

Earnings before income taxes	2,072	1,145
Income tax expense	(801)	(448)

Net earnings	$1,271	$697
Less net earnings attributable to noncontrolling interests	(90)	(87)

Net earnings attributable to American Software, Inc.	$1,181	$610

Earnings per common share attributable to American Software, Inc.:
Basic	$0.05	$0.02

Diluted	$0.05	$0.02

Shares used in the calculation of earnings per common share attributable to American Software, Inc.:
Basic	25,302	25,393
Diluted	25,741	25,984

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.05 and $0.02 for the periods ended July 31, 2009 and 2008, respectively. See Note G to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$1,181	$610
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	563	954
Stock-based compensation expense	413	216
Bond amortization	183	41
Tax benefit of stock options exercised	378	173
Excess tax benefits from stock-based compensation	(119)	(60)
Net (gain) loss on investments	(217)	596
Noncontrolling interest in net earnings of subsidiary	90	87
Deferred income taxes	(34)	(65)
Changes in operating assets and liabilities:
Purchases of trading securities	(3,639)	(5,742)
Proceeds from sale of trading securities	2,918	219
Proceeds from maturities of trading securities	—	607
Accounts receivable, net	17	1,930
Prepaid expenses and other assets	441	87
Accounts payable and other liabilities	(444)	(1,949)
Deferred revenue	(450)	(1,126)

Net cash provided by (used in) operating activities	1,281	(3,422)

Cash flows from investing activities:
Capitalized computer software development costs	(559)	(517)
Intangible assets	—	(86)
Goodwill	—	(57)
Purchases of property and equipment, net of disposals	(220)	(204)
Proceeds from maturities of investments	3,677	23,465
Purchases of investments	—	(37,768)
Net change in noncontrolling interest resulting from changes in subsidiary equity	—	(144)
Proceeds from exercise of stock options of subsidiary	29	221
Repurchase of noncontrolling interest	(9,235)	—

Net cash used in investing activities	(6,308)	(15,090)

Cash flows from financing activities:
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	—	12
Repurchase of common stock	—	(504)
Excess tax benefits from stock-based compensation	119	60
Proceeds from exercise of stock options	37	211
Dividends paid	(2,277)	(2,286)

Net cash used in financing activities	(2,121)	(2,507)

Net change in cash and cash equivalents	(7,148)	(21,019)
Cash and cash equivalents at beginning of period	37,629	59,236

Cash and cash equivalents at end of period	$30,481	$38,217

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

July 31, 2009

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at July 31, 2009, the results of operations for the three months ended July 31, 2009 and 2008 and cash flows for the three months ended July 31, 2009 and 2008. The results for the three months ended July 31, 2009 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our annual report on Form 10-K for the year ended April 30, 2009.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2009, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/vendor specific object evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible assets, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

B.	Principles of Consolidation

The consolidated financial statements include the accounts of American Software, Inc. (“American Software” or the “Company”), and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

C.	Revenue Recognition

We recognize revenue in accordance with Statement of Position No. 97-2: Software Revenue Recognition (SOP 97-2), and Statement of Position No. 98-9: Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions (SOP 98-9).

License. We recognize license revenue in connection with license agreements for standard proprietary software upon delivery of the software, provided we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we: (1) act as principal in the transaction, (2) take title to the products, (3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, in most cases we record our sales through the Demand Management, Inc. (“DMI”) channel on a gross basis.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as services are performed. In accordance with the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $204,000 and $377,000 for the three months ended July 31, 2009 and 2008, respectively.

Indirect Channel Revenue. We recognize revenues for sales made through indirect channels principally when the distributor makes the sale to an end-user, when the license fee is fixed or determinable, the license fee is nonrefundable, and the sale meets all other conditions of SOP 97-2 and SOP 98-9.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At July 31, 2009 and April 30, 2009, unbilled license fees were approximately $1.9 million and $2.0 million, respectively, and unbilled services revenues were approximately $1.1 million and $1.0 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

D.	Reclassification

Certain prior year amounts have been reclassified for presentation purposes.

E.	Major Customer

No single customer accounted for more than 10% of our total revenues in the three months ended July 31, 2009.

One customer, The Home Depot, accounted for approximately 10% of our total revenues for the three months ended July 31, 2008, principally from our IT consulting segment (see Note M). The related accounts receivable balance for this customer as of July 31, 2008, was approximately $1,284,000.

F	Declaration of Dividend Payable

On May 19, 2009, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend is payable on September 25, 2009, to Class A and Class B shareholders of record at the close of business on August 21, 2009.

G.	Earnings Per Common Share

We have two classes of common stock, of which Class B Common Shares are convertible into Class A Common Shares at any time, on a one-for-one basis. Under our Articles of Incorporation, if dividends are declared, holders of Class A Common Shares shall receive a $.05 dividend per share prior to the Class B common stock receiving any dividend and holders of Class A common stock shall receive a dividend at least equal to Class B common stock dividends on a per share basis. As a result, we have computed the earnings per share in compliance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.

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

For our diluted earnings per share calculation for Class B shares, we use the “two-class” method. This calculation does not assume that all Class B Common Shares are converted into Class A Common Shares. In addition, this method assumes the dilutive effect if Class A stock options were converted to Class A shares and the undistributed earnings are allocated evenly to both Class A and B shares, including Class A shares issued pursuant to those converted stock options. This allocation is based on management’s judgment after considering the dividend rights of the two classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B shares into Class A shares.

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share

	Three Months Ended July 31, 2009		Three Months Ended July 31, 2008
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.09	$0.09
Undistributed loss	(0.04)	(0.04)	(0.07)	(0.07)

Total	$0.05	$0.05	$0.02	$0.02

Distributed earnings	$2,019	$259	$2,026	$260
Undistributed loss	(972)	(125)	(1,486)	(190)

Total	$1,047	$134	$540	$70

Basic weighted average common shares	22,425	2,877	22,506	2,887

Diluted EPS for Class A Common Shares using the If-Converted Method

Three Months Ended July 31, 2009

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,047	22,425	$0.05
Common Stock Equivalents	—	439	—

	1,047	22,864	0.05
Class B Conversion	134	2,877	—

Diluted EPS for Class A	$1,181	25,741	$0.05

Three Months Ended July 31, 2008

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$540	22,506	$0.02
Common Stock Equivalents	—	591	—

	540	23,097	0.02
Class B Conversion	70	2,887	—

Diluted EPS for Class A	$610	25,984	$0.02

Diluted EPS for Class B Common Shares using the Two-Class Method

Three Months Ended July 31, 2009

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$134	2,877	$0.05
Reallocation of undistributed earnings to Class A shares from Class B shares	2	—	—

Diluted EPS for Class B	$136	2,877	$0.05

Three Months Ended July 31, 2008

	Undistributed & Distributed earnings to Class B Common *	Class B Common Shares	EPS
Per Basic	$70	2,887	$0.02
Reallocation of undistributed earnings to Class A shares from Class B shares	4	—	—

Diluted EPS for Class B	$74	2,887	$0.02

*	Reallocation of undistributed shares is anti-dilutive

For the three months ended July 31, 2009 and July 31, 2008, we excluded options to purchase 2,185,771 and 1,344,057 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2009, we had a total of 3,834,861 options outstanding and as of July 31, 2008, we had a total of 3,102,323 options outstanding.

H.	Acquisitions

On May 23, 2009, we commenced a cash tender offer for all the outstanding shares of common stock, no par value, of our majority-owned subsidiary, Logility, Inc. (“Logility”), not already owned by the Company at a price of $7.02 per share, without interest. On June 30, 2009, we announced that we had accepted for payment 1,504,866 shares of Logility, Inc. common stock. On July 9, 2009, we caused Logility to merge with a wholly-owned subsidiary of the Company, after which all remaining shares of Logility common stock were converted into the right to receive $7.02 per share, without interest. As a result of the merger, Logility became a wholly-owned subsidiary of the Company on July 9, 2009.

In connection with the tender offer and subsequent merger, we adopted the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan, and all outstanding Logility stock options were either converted into options to purchase shares of our Class A common stock or net cash settled. The conversion ratio was structured so as to maintain the “spread” between the exercise price and fair market value of our Class A common stock on July 9, 2009, in accordance with the regulations of the U.S. Treasury designed to maintain the status of the converted stock options as incentive stock options under Internal Revenue Code Section 422. As a result of these transactions, we have paid or will pay (subject to the exercise of statutory dissenters’ rights by any non-tendering Logility shareholders who elect to do so) approximately $12,300,000 in cash to Logility shareholders and issued options to purchase 1,942,595 shares of our Class A common stock. To date, we have incurred fees and expenses related to the transaction of approximately $800,000, of which $540,000 is included in the Condensed Consolidated Statement of Operations for the quarter ended July 31, 2009. We accounted for this transaction in accordance with SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. As a result, we recorded the total consideration of $12.3 million by recording debits to non-controlling interest and additional paid-in capital of $6.5 million and $5.8 million, respectively. An additional $3.1 million remains payable to certain shareholders as of the end of the period and is reflected as a component of other current liabilities in the accompanying condensed consolidated balance sheet.

As a result of the tender offer and subsequent merger we incurred stock compensation expense of approximately $230,000, primarily related to those non-vested Logility stock options which, on the date of acquisition became fully vested. Those option holders that elected not to cash settle their awards were converted into fully vested options to purchase our Class A common stock.

I.	Stock-Based Compensation

During the three months ended July 31, 2009 and 2008, we granted options for 588,310 and 265,000 shares of common stock, respectively. During the three months ended July 31, 2009 and 2008, we recorded stock option compensation cost of $413,000 and $216,000 and related income tax benefits of $150,000 and $43,000, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

SFAS 123(R), Share-Based Payment, requires cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the three months ended July 31, 2009 and 2008, we realized excess tax benefits of approximately $119,000 and $60,000, respectively.

During the three months ended July 31, 2009 and 2008, we issued 19,008 and 74,172 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2009 and 2008 based on market value at the exercise dates was approximately $29,000 and $221,000, respectively. As of July 31, 2009, unrecognized compensation cost related to unvested stock option awards approximated $2.1 million and is expected to be recognized over a weighted average period of 1.9 years.

J.	Fair Value of Financial Instruments

Effective May 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which requires disclosures about our assets and liabilities that are measured at fair value. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We adopted SFAS No. 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis on May 1, 2009. The application of SFAS No. 157 for non-financial assets and liabilities did not have a material impact on our consolidated financial statements.

SFAS No. 157 establishes a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the types of assets or liabilities and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

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

Cash Equivalents—Cash equivalents include investments in government obligations money market funds, other money market instruments and interest-bearing deposits with initial or remaining terms of three months or less. The fair value of cash equivalents approximates its carrying value due to the short-term nature of these instruments.

Marketable Securities—Marketable securities utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds, and most U.S. Government debt securities, as these securities all have quoted prices in active markets. Marketable securities utilizing Level 2 inputs include municipal bonds. These securities are valued using market-corroborated pricing or other models that utilize observable inputs such as yield curves.

The following table presents our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2009
Cash equivalents	$29,305	—	—	$29,305
Marketable securities	499	2,594	—	$3,093

Total	$29,804	$2,594	$—	$32,398

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $201,000 and approximately $27.3 million in held-to-maturity investments which are not recorded at fair value and thus are not included in the table above. The held-to-maturity investments consist of certificates of deposits and tax-exempt state and municipal bonds as well as U.S. Government debt securities and are recorded at amortized cost. Fair values for these securities are obtained from third-party broker statements. The fair value amounts are primarily derived from quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at July 31, 2009 (in thousands):

	July 31, 2009
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	7,086	15	—	7,101
Tax-exempt and municipal bonds	20,175	402	17	20,560

	27,261	417	17	27,661

The contractual maturity of debt securities classified as held to maturity at July 31, 2009 was as follows (in thousands):

Due within one year	$13,722
Due between one and two years	5,907
Due between two and three years	6,199
Due after three years	1,433

$27,261

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115, permits but does not require us to measure financial instruments and certain other items at fair value. We did not elect to measure at fair value any of our financial instruments under the provisions of SFAS No. 159, and thus our adoption of this statement effective May 1, 2008 did not have an impact on our consolidated financial statements.

K.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2009, we have repurchased 695,335 shares of common stock at a cost of approximately $3.5 million. Under all repurchase plans as of July 31, 2009, we have repurchased 4,230,288 shares of common stock at a cost of approximately $22.9 million.

L.	Comprehensive Income

We have adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. We have not included condensed consolidated statements of comprehensive income in the accompanying unaudited condensed consolidated financial statements since comprehensive income and net earnings would be substantially the same.

M.	Industry Segments

We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in three segments based on software and services provided in three key product markets: (i) Enterprise Resource Planning (“ERP”), which automates customers’ internal financing, human resources, and manufacturing functions; (ii) Collaborative Supply Chain Management (“SCM”), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; and (iii) IT Consulting, which consists of IT staffing and consulting services. The SCM segment represents the business of our wholly-owned subsidiary, Logility, as well as its subsidiary, DMI.

Our chief operating decision maker is the President and Chief Executive Officer. While the CEO is apprised of a variety of financial metrics and information, our business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses.

In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2009 and 2008:

	Three Months Ended July 31,
	2009	2008
Revenues:
Enterprise Resource Planning	$3,797	$5,376
Collaborative Supply Chain Management	10,671	9,388
IT Consulting	3,366	4,434

	$17,834	$19,198

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,183)	$193
Collaborative Supply Chain Management	2,598	986
IT Consulting	39	102

	$1,454	$1,281

Intersegment eliminations:
Enterprise Resource Planning	$(424)	$(394)
Collaborative Supply Chain Management	424	394
IT Consulting	—	—

	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,607)	$(201)
Collaborative Supply Chain Management	3,022	1,380
IT Consulting	39	102

	$1,454	$1,281

Capital expenditures:
Enterprise Resource Planning	$98	$184
Collaborative Supply Chain Management	122	20
IT Consulting	—	—

	$220	$204

Capitalized software:
Enterprise Resource Planning	$—	$10
Collaborative Supply Chain Management	559	507
IT Consulting	—	—

	$559	$517

Depreciation and amortization:
Enterprise Resource Planning	$293	$261
Collaborative Supply Chain Management	270	693
IT Consulting	—	—

	$563	$954

N.	Contingencies

More often than not we indemnify our customers against damages and costs resulting from claims of patent, copyright or trademark infringement associated with use of our products. We historically have not been required to make any payments under such indemnifications. However, we continue to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are estimable. In addition, we warrant to our customers that our products operate substantially in accordance with the software products’ specifications. Historically, we have incurred no costs related to software product warranties and accordingly we have made no accruals for software product warranty costs. Additionally, we are involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

O.	Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, and FSP 157-2, Effective Date of FASB Statement 157. FSP 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of our fiscal 2010. Our partial adoption of SFAS 157 for financial assets and liabilities on May 1, 2008 did not have a material impact on our consolidated financial statements. In accordance with SFAS 157, we expanded our disclosures regarding the fair values of financial assets and liabilities (see Note J). We adopted SFAS No. 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis on May 1, 2009. The application of SFAS No. 157 for non-financial assets and liabilities did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose in its financial statements the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R was effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We adopted SFAS No. 141R effective May 1, 2009 and will apply it to any business combinations on or after that date. The impact of SFAS No. 141R on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. As the result of our adoption of SFAS No. 141R on May 1, 2009, the tender offer and repurchase of Logility’s shares was not accounted for as a business combination but as an acquisition of a non-controlling interest (see SFAS No. 160 below). Additionally, we expensed acquisition related costs of approximately $540,000 which were incurred during the first quarter of fiscal 2010 related to the buy-back of Logility shares.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends the accounting and reporting standards for a parent’s noncontrolling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent. SFAS No. 160 requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity; and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. Effective May 1, 2009, we adopted SFAS No. 160 and applied it retrospectively, which affected only presentation and disclosure. As a result, we reclassified noncontrolling interest in the amount of $6.4 million from other long-term liabilities to equity in the April 30, 2009 consolidated balance sheet. Certain reclassifications to the consolidated statement of operations have been made to prior period amounts to conform to the presentation of the current period under SFAS No. 160. Recorded amounts for prior periods previously presented as net earnings, which are now presented as net earnings attributable to American Software, Inc., have not changed as a result of the adoption of SFAS No. 160.

The following table represents a reconcilation of the carrying amount of total equity, equity attributable to American Software, Inc. and equity attributable to the noncontrolling interest:

	American Software, Inc.	Noncontrolling Interest	Total

Balance at April 30, 2009	$79,839	$6,388	$86,227

Net income	1,181	90	1,271

Dividends	(2,278)	—	(2,278)

Stock Compensation	413	—	413

Repurchase of noncontrolling interest	(5,830)	(6,478)	(12,308)

Other	444	—	444

Balance at July 31, 2009	$73,769	$—	$73,769

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S generally accepted accounting principles. FSP 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This Staff Position amends the other-than-temporary impairment accounting guidance for debt securities. This Staff Position requires that other-than-temporary impairment be separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit losses is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. This Staff Position was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Our adoption of FSP No. FAS 115-2 and FAS 124-2 effective May 1, 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This Staff Position amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments at interim reporting periods. This Staff Position was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 provided FSP No. FAS 115-2 and FAS 124-2 (described above) are also early adopted. Our adoption of FSP No. FAS 107-1 and APB 28-1 effective May 1, 2009 did not have a material impact on our consolidated financial statements. The disclosure requirements are presented in Note J.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. SFAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS No. 165 effective May 1, 2009 and it did not have an impact on our consolidated results of operations or consolidated financial position. SFAS No. 165 also requires that we disclose the date through which we have evaluated subsequent events, which was September 9, 2009, the date of issuance of our interim consolidated financial statements as of and for the quarter ended July 31, 2009.

P.	Subsequent Event

On August 18, 2009, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend is payable on December 1, 2009 to Class A and Class B shareholders of record at the close of business on November 19, 2009.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. We discuss certain factors in greater detail in “Business Overview” below. The terms “fiscal 2010” and “fiscal 2009” refer to our fiscal years ending April 30, 2010 and 2009, respectively.

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

Overall information technology spending continues to be relatively weak as a result of the current global economic environment particularly in the United States. However, we noted some improvement in our license fee sales close rate in our SCM business unit during the quarter. We believe information technology spending should incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to the recent concerns in the global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

We believe weak economic conditions may be driving some businesses to focus on achieving more process and efficiency improvements in their operations and to invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. If this trend continues we believe it may tend to favor solutions such as our Logility planning applications, which are designed to provide a more rapid return on investment and are targeted at some of the largest profit drivers in a customer’s business. While the current economic crisis has had a particularly adverse impact on the weaker companies in our target markets, we believe a larger percentage of our customers are seeking to make investments to strengthen their operations, and some are taking advantage of current economic conditions to gain market share.

BUSINESS OVERVIEW

American Software was incorporated as a Georgia corporation in 1970. We develop market and support a portfolio of software and services that deliver enterprise management and collaborative supply chain solutions to the global marketplace. We have designed our software and services to bring business value to enterprises by supporting their operations over intranets, extranets, client/servers or the Internet. References to “the Company,” “our products,” “our software,” “our services” and similar references include the appropriate business unit actually providing the product or service.

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Supply Chain Management (“SCM”), (2) Enterprise Resource Planning (“ERP”) and (3) Information Technology (“IT”) Consulting. The SCM segment consists of Logility, a wholly-owned subsidiary (as of July 9, 2009) that provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (“NGC”), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm.

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management Inc. (“DMI”), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers, which brought the Logility customer base to approximately 1,100 companies, located in 70 countries, and gives Logility what we believe to be the largest installed base of supply chain planning customers among application software vendors. Since the acquisition, Logility has continued to market and sell the Demand Solutions product line through DMI’s existing value-added reseller (“VAR”) distribution network. Logility also continues to offer the Logility Voyager Solutions™ suite to its traditional target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

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

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, royalties paid to third-party software vendors, and agent commission expenses related to license revenues generated by the indirect channel, primarily from DMI. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, other personnel-related expenses, and agent commission expenses related to maintenance revenues generated by the indirect channel, primarily from DMI. We account for the development costs of software intended for sale in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

Our selling expenses generally include the salary and commissions paid to our sales professionals, along with marketing, promotional, travel and associated costs. Our general and administrative expenses generally include the salary and benefits paid to executive, corporate and support personnel, as well as facilities-related costs, utilities, communications expenses, and various professional fees. DMI sells its products primarily through indirect channels.

We currently view the following factors as the primary opportunities and risks associated with our business:

Dependence on Capital Spending Patterns. There is risk associated with our dependence on the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control.

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes (in dollars) for those items for the three months ended July 31, 2009 and 2008:

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2009	2008	2009 vs 2008
Revenues:
License	23%	14%	51%
Services and other	39	49	(26)
Maintenance	38	37	(4)

Total revenues	100	100	(7)

Cost of revenues:
License	5	7	(34)
Services and other	26	31	(23)
Maintenance	9	9	(6)

Total cost of revenues	40	47	(21)

Gross margin	60	53	6

Research and development	9	10	(9)
Sales and marketing	21	20	(3)
General and administrative	21	16	21
Amortization of acquisition-related intangibles	1	—	nm

Total operating expenses	51	46	4

Operating income	8	7	14

Other income:
Interest income	2	2	10
Other income (expense), net	1	(3)	nm

Earnings before income taxes	12	6	81
Income tax expense	(5)	(2)	79

Net earnings	7	4	82
Less net earnings attributable to noncontrolling interests	(1)	(1)	3

Net earnings attributable to American Software, Inc.	7%	3%	94%

nm: not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008

Revenue

	Quarters Ended July 31,
	2009	2008	% Change	% of Total Revenue
				2009	2008
	(in thousands)
License	$4,144	$2,742	51%	23%	14%
Services and other	6,873	9,331	(26)%	39%	49%
Maintenance	6,817	7,125	(4)%	38%	37%

Total revenues	$17,834	$19,198	(7)%	100%	100%

For the three months ended July 31, 2009, the decrease in revenues from the three months ended July 31, 2008 was attributable to decreases in service and other revenues and in maintenance revenues. This decrease was partially offset by an increase in license fee revenues.

Due to intensely competitive markets we do discount license fees from our published list price due to pricing pressure in our industry. Numerous factors contribute to the amount of the discounts we provide, such as previous customer purchases, the number of customer sites utilizing the software, the number of modules purchased and the number of users, as well as the overall size of the contract. While all these factors may affect the discount amount of a particular contract, the overall percentage discount we use with our contracts generally has not materially changed in recent reported fiscal periods. Accordingly, changes in our revenues from period to period primarily are due to the volume of products and related services sold in any period and the amounts of products or modules purchased with each sale, rather than variations in pricing.

International revenues represented approximately 9% and 10% of total revenues in the three months ended July 31, 2009 and 2008, respectively. Our international revenues may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License revenue

	Quarters Ended July 31,
	2009	2008	% Change
	(in thousands)
Enterprise Resource Planning	$621	$733	(15)%
Supply Chain Management	3,523	2,009	75%

Total license revenues	$4,144	$2,742	51%

Software sales are a leading indicator for our business. For the three months ended July 31, 2009, license fee revenues increased 51% when compared to the same period in the prior year due to an increase in license fees from our SCM segment as a result of improved sales close rates on its sales pipeline, predominantly in the final month of the quarter. In the three months ended July 31, 2009, license fee revenues from our SCM segment increased 75% to $3.5 million when compared to the same period in the prior year. We believe weak economic conditions may be driving some businesses to focus on achieving more process and efficiency improvements and to invest in solutions that improve operating margins. If this trend continues we believe it may tend to favor solutions such as our planning and sourcing applications, more than our ERP applications.

Our SCM segment constituted 85% of total license fee revenues for the three months ended July 31, 2009, compared to 73% for the three months ended July 31, 2008. License fees from our ERP segment, which includes NCG, decreased 15% to $621,000 for the three months ended July 31, 2009 when compared to the same period in the prior year, due to difficult economic conditions, timing of closing deals and heavy competition from major vendors such as Oracle, Microsoft, SAP and numerous niche players in the markets we serve.

The direct sales channel provided approximately 73% of license fee revenues for the three months ended July 31, 2009, compared to approximately 52% in the comparable quarter a year ago. This increase was due primarily to increased sales within our direct channel as a result of an improved close rate for large Logility Voyager product licenses this quarter when compared to the same period last year. For the three months ended July 31, 2009 and July 31 2008, our margins after commissions on direct sales were approximately 85% and 77%, respectively, and our margins after commissions on indirect sales were approximately 37% and 48%, respectively. The indirect channel margins for the current quarter decreased when compared to the same period in the prior year due to an increase of several new VARs that are given temporary commission draws for several months to assist in the selling process. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software. Our sales pipeline includes large transactions, which we define as transactions of greater than $500,000, mid-size software sales opportunities, which are in the $100,000 to $500,000 range, as well as many smaller opportunities. There is inherent uncertainty in our sales pipeline due to the nature of our sales cycle. As a result, we have limited ability to fully anticipate actual results, which will continue to be subject to normal quarter-to-quarter variability.

Services and other revenue

	Quarters Ended July 31,
	2009	2008	% Change
	(in thousands)
Enterprise Resource Planning	$2,060	$3,328	(38)%
Supply Chain Management	1,447	1,569	(8)%
IT Consulting	3,366	4,434	(24)%

Total services and other revenues	$6,873	$9,331	(26)%

For the three months ended July 31, 2009, the decrease in services and other revenues was due primarily to decreased services revenues from our ERP and IT consulting segments and to a lesser extent by a decrease in services in the SCM segment. For the three months ended July 31, 2009, our ERP segment’s revenues decreased 38% when compared to the prior year quarter, to $2.1 million, due to lower implementation services as a result of lower license fees in recent quarters. For the three months ended July 31, 2009, our IT Consulting segment’s revenues decreased 24% when compared to the prior year quarter, to $3.4 million, due to decreased IT project work as a result of the poor economic environment. For the three months ended July 31, 2009, services and other revenues from Logility decreased 8% to $1.4 million compared to the three months ended July 31, 2008. This decrease was due primarily to fewer implementation projects from lower license fees sales in the previous quarters. We have observed that there is a tendency for services and other revenues, other than IT consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance revenue

	Quarters Ended July,
	2009	2008	% Change
	(in thousands)
Enterprise Resource Planning	$1,116	$1,315	(15)%
Supply Chain Management	5,701	5,810	(2)%

Total maintenance revenues	$6,817	$7,125	(4)%

For the three months ended July 31, 2009, maintenance revenues decreased 4% to $6.8 million compared to the same period in the prior year. This decrease was primarily from our ERP segment, which declined 15% to $1.1 million for the three months ended July 31, 2009 when compared to the same period last year as a result of lower license fees in the recent periods and legacy customer cancellations or reductions of maintenance revenue, due primarily to adverse economic conditions. Our SCM segment maintenance revenues decreased 2% to $5.7 million for the three months ended July 31, 2009 when compared to the same period in the prior year, due to an increase in the number of customers that have opted for reduced levels of support primarily due to adverse economic conditions. Our SCM segment constituted 84% of total maintenance revenues for the three month period ended July 31, 2009, compared to 82% of total maintenance for the corresponding prior year period. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

Gross Margin:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended July 31,
	2009		2008
Gross margin on license fees:	$3,288	79%	$1,454	53%
Gross margin on services and other:	2,249	33%	3,323	36%
Gross margin on maintenance:	5,106	75%	5,311	75%

Total gross margins	$10,643	60%	$10,088	53%

The increase in total gross margin percentage for the three-month period ended July 31, 2009 when compared to the same period last year was due to the increase in gross margin percentage on license fees revenues. This increase was partially offset by a reduction in our services and other revenues gross margin.

Gross Margin on License Fees

For the three months ended July 31, 2009, gross margin on license fees increased when compared to the same period in the prior year, due primarily to a decrease in amortization of capitalized software development costs as a result of the completion of amortization for several R&D projects in the third quarter of fiscal 2009. Also, to a lesser extent, the gross margin increase was due to a reduction in the proportion of license fee sales through our indirect channel at DMI, for which agent commissions are expensed to cost of license fees. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel. We expect capitalized software amortization expense to increase in the third quarter of fiscal 2010 due to the next release of Logility’s Voyager product offering which will tend to have the effect of reducing gross margin on license fees.

Gross Margin on Services and Other

For the three months ended July 31, 2009, gross margin percentage decreased when compared to the same period in the prior fiscal year, due to lower billing utilization rates at our ERP segment as a result of lower services revenue. This was partially offset by an increase in gross margin for our IT Consulting and SCM segments due to improved utilization and billing rates. Services and other gross margins normally are directly related to the level of services and other revenues as well as the billable rates per hour and utilization of billable personnel. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage remained the same for the three months ended July 31, 2009 and 2008.

Expenses

	Quarters Ended July 31,
	2009	2008	% of Revenues
			2009	2008
	(in thousands)
Research and development	$1,670	$1,829	9%	10%
Sales and marketing	3,700	3,796	21%	20%
General and administrative	3,731	3,094	21%	16%
Amortization of acquisition-related intangible assets	88	88	1%	0%
Other (expense) income, net	618	(136)	3%	(1)%
Income tax expense	(801)	(448)	(5)%	(2)%
Noncontrolling interest	(90)	(87)	(1)%	(1)%

Research and Development

Gross product research and development (R&D) costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	July 31, 2009	Percent Change	July 31, 2008
Total capitalized computer software development costs	$559	10%	$507
Percentage of gross product research and development costs	25%		22%
Purchase accounting impact on share repurchases by subsidiary and related tax effect	$0	(100)%	$10
Percentage of gross product research and development costs	0%		0%
Total research and development expense	1,670	(9)%	1,829

Percentage of total revenues	9%		10%
Total research and development expense and capitalized computer software development costs	$2,229	(5)%	$2,346

Percentage of total revenues	12%		12%
Total amortization of capitalized computer software development costs *	$140	(75)%	$570

*	Included in cost of license fees

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility share repurchases.

For the three months ended July 31, 2009, gross product research and development costs decreased when compared to the same periods last year, primarily due to decreased research and development costs of our ERP segment. Our capitalized software development costs increased when compared to the same periods last year due to the timing of project work. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects; however, we expect capitalized software amortization expense to increase when compared to the three months ended July 31, 2009 as a result of the expected completion of Logility’s next Voyager product release during the second quarter of fiscal 2010. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three months ended July 31, 2009, the decrease in sales and marketing expenses when compared to the same period a year ago was due primarily to decreased marketing-related costs due to the timing of the Logility user conference and cost containment efforts. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended July 31, 2009, the increase in general and administrative expenses were primarily due to expenses related to the Logility tender offer process that was concluded in the current quarter, offset by $320,000 of recoveries of doubtful accounts. At July 31, 2009, the total number of employees was 289 compared to 296 at July 31, 2008.

Operating Income/(Loss)

	Quarters Ended July 31,
	2009	2008	% Change
Enterprise Resource Planning	$(1,183)	$193	nm
Collaborative Supply Chain Management	2,598	986	163%
IT Consulting	39	102	(62)%

Total Operating Income	$1,454	$1,281	14%

nm: not meaningful

Our ERP segment operating loss in the three months ended July 31, 2009 is due primarily to the decline in revenues. Specifically, the decline in license fees and related maintenance revenue is due to a difficult selling environment as a result of the overall general economic conditions in the U.S. that delayed purchases of our ERP software products and the increased competition in the ERP segment from major and niche software vendors. Also, the increase in operating loss in the three months ended July 31, 2009, to a lesser extent, is due to expenses related to the Logility tender offer process that was completed in the current quarter. We have taken actions to reduce our costs in fiscal 2010 as a result of the current difficult economic environment.

Our SCM segment increased operating income by 163% for the three months ended July 31, 2009 compared to same period last year. This increase is primarily due to the 75% increase in Logility license fee revenue for the three months ended July 31, 2009 compared to same period last year. This increase was partially offset by expenses incurred related to the Logility tender offer process in the current quarter.

Our IT consulting segment operating income decreased 62% for the three months ended July 31, 2009 compared to same period in fiscal 2009 due to a 24% decrease in revenues. This decline in revenues was a result of reduced utilization of outside contractors by several customers due to declining economic conditions.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended July 31, 2009, the increase in other income was due primarily to higher unrealized gains on investments, increased interest income on our investments and higher rental income when compared to the same period last year.

For the three months ended July 31, 2009, these investments generated an annualized yield of approximately 1.43%, compared to approximately 1.99% for the three months ended July 31, 2008.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under SFAS 109, Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended July 31, 2009, we recorded several discrete tax items in the current quarter as result of the Logility tender offer process. Our effective tax rate was 38.7% in the current quarter compared to our effective tax rate of 39.1% in the three months ended July 31, 2008. We expect our effective rate to range between 35% and 38% during fiscal year 2010.

Noncontrolling Interest

Noncontrolling interest is a function of our majority-owned subsidiaries’ earnings or losses, with noncontrolling interest losses recorded when these subsidiaries have earnings, and noncontrolling interest earnings recorded when they have losses. As of July 9, 2009, the Company acquired the remaining outstanding shares of Logility. As a result of this transaction, for the three months ended July 31, 2009 we recorded only the portion of noncontrolling interest expense incurred through the acquisition date of July 9, 2009. For the portion of the three months ended July 31, 2009 prior to the July 9, 2009 acquisition date, we recorded noncontrolling interest expenses of approximately $90,000, and for the three months ended July 31, 2008 we recorded noncontrolling interest expenses of approximately $87,000. Since the Company now owns 100% of Logility, there will not be any noncontrolling interest recorded in future periods.

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

The following tables show information about our cash flows and liquidity positions during the three months ended July 31, 2009 and 2008. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

	Three Months Ended July 31, (in thousands)
	2009	2008
Net cash provided by (used in) operating activities	$1,281	$(3,422)
Net cash used in investing activities	(6,308)	(15,090)
Net cash used in financing activities	(2,121)	(2,507)

Net change in cash and cash equivalents	$(7,148)	$(21,019)

For the three months ended July 31, 2009, the net increase in cash provided by operating activities when compared to cash used in operating activities for the same period last year was due primarily to a decrease in purchases and an increase in proceeds of trading securities due to the timing of investment activity. To a lesser extent, this net increase was attributable to a smaller increase in accounts payable and an increase in net income. This was partially offset by an increase in a net gain in investments when compared to a net loss in investments for the same period last year, a decrease in proceeds from maturities of trading securities, a smaller increase in customer accounts receivable and lower depreciation and amortization expense.

The decrease in cash used in investing activities when compared to the same period in the prior year was due primarily to a decrease in purchases of investments classified as held-to-maturity, partially offset by a decrease in proceeds in maturities of investments classified as held-to-maturity due to timing and the purchase of the shares of Logility we did not already own.

Cash used in financing activities decreased when compared to the same period in the prior year, due primarily to no repurchases of our common stock and an increase in excess tax benefits from stock-based compensation. These were partially offset by lower proceeds from exercise of stock options.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31, (in thousands)
	2009	2008
Cash and cash equivalents	$30,481	$38,217
Short and Long-Term Investments	30,555	35,487

Total cash and short and long-term investments	$61,036	$73,704

Net decrease in total cash and investments (three months ended July 31)	$(10,058)	$(2,437)

Our total activities used more cash and investments during the three months ended July 31, 2009, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above, the purchase of the shares of Logility we did not already own and the payment of the quarterly dividend.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $61.0 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days sales outstanding in accounts receivable were 68 days as of July 31, 2009, compared to 66 days as of July 31, 2008. This increase was due primarily to timing of closing license fees sales. Our current ratio on July 31, 2009 was 2.2 to 1 and on July 31, 2008 was 3.7 to 1.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares and on August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of September 9, 2009, we have repurchased approximately 2.9 million shares of common stock at a cost of approximately $10.9 million.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces Statement No. 162, The Hierarchy of GAAP, and establishes the FASB Accounting Standards Codification™ as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Securities and Exchange Commission rules and interpretive releases are also sources of authoritative GAAP for registrants. SFAS No. 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. SFAS No. 168 is effective beginning for periods ended after September 15, 2009. As SFAS No. 168 is not intended to change or alter existing GAAP, it will not impact our results of operations, cash flows or financial position. We will adjust historical GAAP references in our second quarter 2010 Form 10-Q to reflect accounting guidance references included in the codification.

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

Revenue Recognition. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company (1) acts as principal in the transaction, (2) takes title to the products, (3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded gross.

Generally, our software products do not require significant modification or customization. Installation of the products is routine and is not essential to the functionality of the products. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established VSOE for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those sold with the initial license fee, based on VSOE, and recognize the revenue ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees.

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

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At July 31, 2009, our goodwill balance was $11.7 million and our intangible assets with definite lives balance was $836,000, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the product is established. Thereafter, we capitalize all software development costs and report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the condensed consolidated statements of operations.

Stock-Based Compensation. Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock compensation expense. We periodically review all assumptions used in our stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock compensation expense.

Income Taxes. We provide for the effect of income taxes on our financial position and results of operations in accordance with SFAS No. 109, Accounting for Income Taxes, including the recently adopted SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an an interpretation of SFAS Statement No. 109. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, and projected tax credits. Changes in tax laws or our interpretation of tax laws could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our deferred tax assets take into account our expectations of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years, which could significantly increase tax expense, could render inaccurate our current assumptions, judgments and estimates of recoverable net deferred taxes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In the three months ended July 31, 2009, we generated approximately 9% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. The effect of foreign exchange rate fluctuations on us in the first three months of fiscal 2009 was not material. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $109,000 exchange gain or loss for the three months ended July 31, 2009. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of July 31, 2009 was approximately $60.1 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency and are minor.

Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. In addition, our investments in equity securities are subject to stock market volatility. Due in part to these factors, our future investment income may fall short of expectations or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. We attempt to mitigate risk by holding fixed-rate securities to maturity, but if our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal.

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

Management’s Report on Internal Control Over Financial Reporting

As of the end of the period covered by this report, our management evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

We believe our financial statements fairly present in all material respects our financial position, results of operations and cash flows in this quarterly report on Form 10-Q.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended July 31, 2009:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2009 through May 31, 2009	0	$0.00	0	1,304,665
June 1, 2009 through June 30, 2009	0	$0.00	0	1,304,665
July 1, 2009 through July 31, 2009	0	$0.00	0	1,304,665

Total Fiscal 2010 First Quarter	0	$0.00	0	1,304,665

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: September 9, 2009	By:	/s/ James C. Edenfield
James C. Edenfield President, Chief Executive Officer and Treasurer

Date: September 9, 2009	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer

Date: September 9, 2009	By:	/s/ Herman L. Moncrief
Herman L. Moncrief Controller and Principal Accounting Officer