Form 10-Q
period 2009-10-31
AMERICAN SOFTWARE INC
filed 2009-12-09
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 7, 2009
Class A Common Stock, $.10 par value	22,467,547 Shares
Class B Common Stock, $.10 par value	2,877,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2009	April 30, 2009
ASSETS

Current assets:
Cash and cash equivalents	$26,005	$37,629
Investments	15,528	16,371
Trade accounts receivable, less allowance for doubtful accounts of $142 at October 31, 2009 and $484 at April 30, 2009:
Billed	9,098	10,234
Unbilled	2,766	2,995
Deferred income taxes	280	246
Prepaid expenses and other current assets	2,992	2,886

Total current assets	56,669	70,361
Investments—Noncurrent	14,822	17,094
Property and equipment, net of accumulated depreciation of $25,754 at October 31, 2009 and $25,121 at April 30, 2009	6,936	7,189
Capitalized software, net of accumulated amortization of $7,330 at October 31, 2009 and $7,050 at April 30, 2009	5,745	4,859
Goodwill	11,709	11,709
Other intangibles, net of accumulated amortization of $2,463 at October 31, 2009 and $2,233 at April 30, 2009	719	950
Other assets	118	157

Total assets	$96,718	$112,319

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,112	$822
Accrued compensation and related costs	2,133	2,374
Dividends payable	2,281	2,277
Other current liabilities	2,699	3,355
Deferred revenue	14,153	16,101

Total current liabilities	22,378	24,929
Deferred income taxes	1,163	1,163
Shareholders’ equity:
American Software, Inc. shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 26,692,582 shares at October 31, 2009 and 26,642,744 shares at April 30, 2009	2,669	2,664
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,887,086 shares at October 31, 2009 and April 30, 2009; convertible into Class A shares on a one-for-one basis	288	288
Additional paid-in capital	83,522	88,164
Retained earnings	9,600	11,625
Class A treasury stock, 4,230,288 shares at October 31, 2009 and April 30, 2009	(22,902)	(22,902)

Total American Software, Inc. shareholders’ equity	73,177	79,839
Noncontrolling interests	—	6,388
Total shareholders’ equity	73,177	86,227

Commitments and contingencies
Total liabilities and shareholders’ equity	$96,718	$112,319

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
Revenues:
License	$3,579	$3,794	$7,723	$6,536
Services and other	8,223	9,012	15,096	18,343
Maintenance	6,917	7,042	13,734	14,167

Total revenues	18,719	19,848	36,553	39,046

Cost of revenues:
License	947	1,518	1,803	2,806
Services and other	5,682	6,290	10,306	12,298
Maintenance	1,839	1,808	3,550	3,622

Total cost of revenues	8,468	9,616	15,659	18,726

Gross margin	10,251	10,232	20,894	20,320

Research and development	1,702	1,842	3,372	3,671
Sales and marketing	3,829	3,472	7,529	7,268
General and administrative	2,875	2,780	6,926	5,875
Amortization of acquisition-related intangibles	87	87	175	174
Provision for (recovery of) doubtful accounts	22	54	(298)	54

Total operating expenses	8,515	8,235	17,704	17,042

Operating income	1,736	1,997	3,190	3,278

Other income (expense):
Interest income	352	455	761	827
Other, net	49	(1,642)	258	(2,150)

Earnings before income taxes	2,137	810	4,209	1,955
Income tax expense	784	152	1,585	600

Net earnings	$1,353	$658	$2,624	$1,355
Less net earnings attributable to noncontrolling interests	—	(188)	(90)	(275)

Net earnings attributable to American Software, Inc.	$1,353	$470	$2,534	$1,080

Earnings per common share attributable to American Software, Inc.(a):
Basic	$0.05	$0.02	$0.10	$0.04

Diluted	$0.05	$0.02	$0.10	$0.04

Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18

Shares used in the calculation of earnings per common share attributable to American Software, Inc.:
Basic	25,324	25,357	25,313	25,375

Diluted	26,003	25,860	25,857	25,931

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.05 and $0.02 for the three months ended October 31, 2009 and 2008 and $0.10 and $0.04 for the six months ended October 31, 2009 and 2008, respectively. See Note G to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$2,534	$1,080
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	1,145	1,962
Stock-based compensation expense	619	418
Bond amortization	334	166
Tax benefit of stock options exercised	395	194
Excess tax benefits from stock-based compensation	(126)	(69)
Net (gain)/loss on investments	(268)	1,995
Minority interest in net earnings of subsidiary	90	275
Deferred income taxes	(34)	(253)
Changes in operating assets and liabilities:
Purchases of trading securities	(6,881)	(5,742)
Proceeds from sale of trading securities	2,998	1,608
Proceeds from maturities of trading securities	—	607
Accounts receivable, net	1,365	3,733
Prepaid expenses and other assets	(81)	(499)
Accounts payable and other liabilities	(607)	(2,915)
Deferred revenue	(1,948)	(2,021)

Net cash (used in) provided by operating activities	(465)	539

Cash flows from investing activities:
Capitalized computer software development costs	(1,165)	(1,039)
Intangible assets	—	(145)
Goodwill	—	(72)
Purchases of property and equipment, net of disposals	(382)	(466)
Proceeds from maturities of investments	6,946	55,571
Purchases of investments	—	(72,673)
Net change in minority interest resulting from changes in subsidiary equity	—	(245)
Repurchase of noncontrolling interest	(12,328)	0
Proceeds from exercise of stock options of subsidiary	29	233

Net cash used in investing activities	(6,900)	(18,836)

Cash flows from financing activities:
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	—	34
Repurchase of common stock	—	(1,055)
Excess tax benefits from stock based compensation	126	69
Proceeds from exercise of stock options	170	268
Dividends paid	(4,555)	(4,572)

Net cash used in financing activities	(4,259)	(5,256)

Net change in cash and cash equivalents	(11,624)	(23,553)
Cash and cash equivalents at beginning of period	37,629	59,236

Cash and cash equivalents at end of period	$26,005	$35,683

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

October 31, 2009

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at October 31, 2009, the results of operations for the three and six months ended October 31, 2009 and 2008 and cash flows for the six months ended October 31, 2009 and 2008. The results for the three and six months ended October 31, 2009 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our annual report on Form 10-K for the year ended April 30, 2009.

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

We recognize revenue in accordance with the Software Revenue Recognition Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

License. We recognize license revenue in connection with license agreements for standard proprietary software upon delivery of the software, provided we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification. Furthermore, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we: (1) act as principal in the transaction, (2) take title to the products, (3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, in most cases we record our sales through the Demand Management, Inc. (“DMI”) channel on a gross basis.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as services are performed. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $265,000 and $469,000 for the three and six months ended October 31, 2009, respectively, and $334,000 and $711,000 for the three and six months ended October 31, 2008, respectively.

Indirect Channel Revenue. We recognize revenues for sales made through indirect channels principally when the distributor makes the sale to an end-user, when the license fee is fixed or determinable, the license fee is nonrefundable, and the sale meets all other conditions for revenue recognition.

Deferred Revenue. Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenue is recognized.

Sales Taxes. We account for sales taxes collected from customers on a net basis.

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At October 31, 2009 and April 30, 2009, unbilled license fees were approximately $1.2 million and $2.0 million, respectively, and unbilled services revenues were approximately $1.5 million and $1.0 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

D.	Reclassification

Certain prior year amounts have been reclassified for presentation purposes.

E.	Major Customer

One customer, The Home Depot, accounted for approximately 12% of our total revenues in the three months ended October 31, 2009 and no single customer accounted for more than 10% of our total revenues in the six months ended October 31, 2009. The related accounts receivable balance for this customer as of October 31, 2009 was approximately $1.3 million.

This one customer accounted for approximately 11% of our total revenues for the three and six months ended October 31, 2008, principally from our IT consulting segment (see footnote M). The related accounts receivable balance for this customer as of October 31, 2008 was approximately $1.4 million.

F.	Declaration of Dividend Payable

On August 18, 2009, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend is payable on December 1, 2009 to Class A and Class B shareholders of record at the close of business on November 19, 2009.

G.	Earnings Per Common Share

We have two classes of common stock of which Class B Common Shares are convertible into Class A Common Shares at any time, on a one-for-one basis. Under our Articles of Incorporation, if dividends are declared, holders of Class A Common Shares shall receive a $.05 dividend per share prior to the Class B Common Shares receiving any dividend and holders of Class A Common Shares shall receive a dividend at least equal to Class B Common Shares dividends on a per share basis. As a result, we have computed the earnings per share in accordance with Earnings Per Share within the Presentation Topic of the FASB’s Accounting Standards Codification, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.

For our basic earnings per share calculation, we use the “two-class” method. Basic earnings per share are calculated by dividing net earnings attributable to each class of common stock by the weighted average number of shares outstanding. All undistributed earnings are allocated evenly between Class A and B Common Shares in the earnings per share calculation to the extent that earnings equal or exceed $.05 per share. This allocation is based on management’s judgment after considering the dividend rights of the two-classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B shares to Class A shares.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended October 31, 2009		Six Months Ended October 31, 2009
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.18	$0.18
Undistributed loss	(0.04)	(0.04)	(0.08)	(0.08)

Total	$0.05	$0.05	$0.10	$0.10

Distributed earnings	$2,022	$259	$4,047	$519
Undistributed loss	(823)	(105)	(1,802)	(230)

Total	$1,199	$154	$2,245	$289

Basic weighted average common shares	22,447	2,877	22,436	2,877

	Three Months Ended October 31, 2008		Six Months Ended October 31, 2008
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.18	$0.18
Undistributed earnings	(0.07)	(0.07)	(0.14)	(0.14)

Total	$0.02	$0.02	$0.04	$0.04

Distributed earnings	$2,019	$260	$4,044	$520
Undistributed earnings	(1,603)	(206)	(3,086)	(398)

Total	$416	$54	$958	$122

Basic weighted average common shares	22,471	2,886	22,488	2,887

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended October 31, 2009

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,199	22,447	$0.05
Common Stock Equivalents	—	679	—

	1,199	23,126	0.05
Class B Conversion	154	2,877	—

Diluted EPS for Class A	$1,353	26,003	$0.05

Six Months Ended October 31, 2009

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,245	22,436	$0.10
Common Stock Equivalents	—	544	—

	2,245	22,980	0.10
Class B Conversion	289	2,877	—

Diluted EPS for Class A	$2,534	25,857	$0.10

Three Months Ended October 31, 2008

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$416	22,471	$0.02
Common Stock Equivalents	—	503	—

	416	22,974	0.02
Class B Conversion	54	2,886	—

Diluted EPS for Class A	$470	25,860	$0.02

Six Months Ended October 31, 2008

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$958	22,488	$0.04
Common Stock Equivalents	—	556	—

	958	23,044	0.04
Class B Conversion	122	2,887	—

Diluted EPS for Class A	$1,080	25,931	$0.04

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended October 31, 2009

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$154	2,877	$0.05
Reallocation of undistributed earnings to Class A shares from Class B shares	3	—	—

Diluted EPS for Class B	$157	2,877	$0.05

Six Months Ended October 31, 2009

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$289	2,877	$0.10
Reallocation of undistributed earnings to Class A shares from Class B shares	5	—	—

Diluted EPS for Class B	$294	2,877	$0.10

Three Months Ended October 31, 2008

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$54	2,886	$0.02
Reallocation of undistributed earnings to Class A shares from Class B shares	4	—	—

Diluted EPS for Class B	$58	2,886	$0.02

Six Months Ended October 31, 2008

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$122	2,887	$0.04
Reallocation of undistributed earnings to Class A shares from Class B shares	8	—	—

Diluted EPS for Class B	$130	2,887	$0.04

For the three and six months ended October 31, 2009, we excluded options to purchase 1,287,421 and 1,801,771 Class A Common Shares, respectively, and for the three and six months ended October 31, 2008, we excluded options to purchase 1,818,389 and 1,502,252 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2009, we had a total of 4,015,097 options outstanding and, as of October 31, 2008, we had a total of 3,304,538 options outstanding.

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

In connection with the tender offer and subsequent merger, we adopted the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan, and all outstanding Logility stock options were either converted into options to purchase shares of our Class A Common Shares or net cash settled. The conversion ratio was structured so as to maintain the “spread” between the exercise price and fair market value of our Class A Common Shares on July 9, 2009, in accordance with the regulations of the U.S. Treasury designed to maintain the status of the converted stock options as incentive stock options under Internal Revenue Code Section 422. As a result of these transactions, we have paid approximately $12,300,000 in cash to Logility shareholders and issued options to purchase 1,942,595 of our Class A Common Shares. We incurred fees and expenses related to the transaction of approximately $809,000, of which $552,000 is included in the Condensed Consolidated Statement of Operations for the six months ended October 31, 2009. We accounted for this transaction in accordance with Identifiable Assets and Liabilities, and Any Noncontrolling Interests within the Business Combination Topic of the FASB’s Accounting Standards Codification. As a result, we recorded the total consideration of $12.3 million by recording debits to noncontrolling interest and additional paid-in capital of $6.5 million and $5.8 million, respectively.

As a result of the tender offer and subsequent merger we incurred stock compensation expense of approximately $230,000, primarily related to those non-vested Logility stock options that became fully vested on the date of acquisition. Options held by those option holders who elected not to cash settle their awards were converted into fully vested options to purchase our Class A Common Shares.

I.	Stock-Based Compensation

During the six months ended October 31, 2009 and 2008, we granted options for 803,310 and 494,978 shares of common stock, respectively. We recorded stock option compensation cost of approximately $207,000 and $202,000 and related income tax benefits of approximately $49,000 and $38,000 during the three months ended October 31, 2009 and 2008, respectively. We recorded stock option compensation cost of approximately $619,000 and $418,000 and related income tax benefits of approximately $200,000 and $76,000 during the six months ended October 31, 2009 and 2008, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

Cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. During the six months ended October 31, 2009 and 2008, we realized excess tax benefits of approximately $126,000 and $69,000, respectively.

During the six months ended October 31, 2009 and 2008, we issued 48,341 and 94,012 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2009 and 2008 based on market value at the exercise dates was approximately $81,000 and $280,000, respectively. As of October 31, 2009, unrecognized compensation cost related to unvested stock option awards approximated $2.4 million, which we expect to recognize over a weighted average period of 1.9 years.

J.	Fair Value of Financial Instruments

We measure our investments based on a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. A number of factors affect market price observability, including the type of asset or liability and its characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

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

The following is a general description of the valuation methodologies we use for financial assets and liabilities measured at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Cash Equivalents—Cash equivalents include investments in government obligation based money-market funds, other money market instruments and interest-bearing deposits with initial or remaining terms of three months or less. The fair value of cash equivalents approximates its carrying value due to the short-term nature of these instruments.

Marketable Securities—Marketable securities utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds, and most U.S. Government debt securities, as these securities all have quoted prices in active markets. Marketable securities utilizing Level 2 inputs include municipal bonds. We value these securities using market-corroborated pricing or other models that use observable inputs such as yield curves.

The following table presents our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2009, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2009
Cash equivalents	$24,961	—	—	$24,961
Marketable securities	1,423	4,553	—	$5,976

Total	$26,384	$4,553	$—	$30,937

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $200,000 and approximately $24.2 million in held-to-maturity investments which are not recorded at fair value and thus are not included in the table above. The held-to-maturity investments consist of certificates of deposits and tax-exempt state and municipal bonds as well as U.S. Government debt securities and are recorded at amortized cost. Fair values for these securities are obtained from third-party broker statements. The fair value amounts are primarily derived from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at October 31, 2009 (in thousands):

	October 31, 2009
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	6,417	13	—	6,430
Tax-exempt and municipal bonds	17,757	328	29	18,056

	24,174	341	29	24,486

The contractual maturity of debt securities classified as held to maturity at October 31, 2009 was as follows (in thousands):

Due within one year	$12,807
Due between one and two years	5,538
Due between two and three years	4,869
Due after three years	960

$24,174

The Fair Value Option within the Financial Instruments Topic of the FASB’s Accounting Standards Codification permits but does not require us to measure financial instruments and certain other items at fair value. We did not elect to measure at fair value any of our financial instruments under the guidance. Thus, our adoption of this guidance effective May 1, 2008 did not have an impact on our condensed consolidated financial statements.

K.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through October 31, 2009, we have repurchased 695,335 shares of common stock at a cost of approximately $3.5 million. Under all repurchase plans as of October 31, 2009, we have repurchased 4,230,288 shares of common stock at a cost of approximately $22.9 million.

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

The SCM segment consists of Logility, Inc., a wholly owned subsidiary (as of July 9, 2009), as well as its subsidiary, DMI, that provides collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry-specific business software to both retailers and manufacturers in the Apparel, Sewn Products and Furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

Our chief operating decision maker is the President and Chief Executive Officer. While the CEO is apprised of a variety of financial metrics and information, our business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses.

In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2009 and 2008:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
Revenues:
Enterprise Resource Planning	$4,259	$4,372	$8,056	$9,749
Collaborative Supply Chain Management	10,000	10,483	20,671	19,870
IT Consulting	4,460	4,993	7,826	9,427

	$18,719	$19,848	$36,553	$39,046

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(426)	$(343)	$(1,609)	$(150)
Collaborative Supply Chain Management	2,061	2,192	4,659	3,178
IT Consulting	101	148	140	250

	$1,736	$1,997	$3,190	$3,278

Intersegment eliminations:
Enterprise Resource Planning	$(452)	$(413)	$(876)	$(817)
Collaborative Supply Chain Management	452	413	876	817
IT Consulting	—	—	—	—

	—	—	—	—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(878)	$(756)	$(2,485)	$(967)
Collaborative Supply Chain Management	2,513	2,605	5,535	3,995
IT Consulting	101	148	140	250

	$1,736	$1,997	$3,190	$3,278

Capital expenditures:
Enterprise Resource Planning	$107	$236	$205	$421
Collaborative Supply Chain Management	52	25	174	45
IT Consulting	3	—	3	—

	$162	$261	$382	$466

Capitalized Software:
Enterprise Resource Planning	$—	$6	$—	$16
Collaborative Supply Chain Management	606	516	1,165	1,023
IT Consulting	—	—	—	—

	$606	$522	$1,165	$1,039

Depreciation and amortization:
Enterprise Resource Planning	$301	$293	$594	$553
Collaborative Supply Chain Management	281	715	551	1,408
IT Consulting	—	—	—	1

	$582	$1,008	$1,145	$1,962

N.	Contingencies

We more often than not indemnify our customers against damages and costs resulting from claims of patent, copyright or trademark infringement associated with use of our products. We have historically not been required to make any payments under such indemnifications. However, we continue to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are estimable. In addition, we warrant to our customers that our products operate substantially in accordance with the software product’s specifications. Historically, we have incurred no costs related to software product warranties and we do not expect to incur such costs in the future, and as such we have made no accruals for software product warranty costs. Additionally, we are involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

O.	Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance on business combinations. The guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose in its financial statements the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance was effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We adopted the guidance effective May 1, 2009 and will apply it to any business combinations on or after that date. The impact on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. As a result of our adoption of this guidance, we accounted for our tender offer and repurchase of Logility’s shares not as a business combination but as an acquisition of a non-controlling interest (see below). Additionally, during the six months ended October 31, 2009, we expensed acquisition-related costs of approximately $552,000 related to the buy-back of Logility shares.

In December 2007, the FASB issued authoritative guidance on Noncontrolling Interests in Consolidated Financial Statements, which amended the accounting and reporting standards for a parent’s noncontrolling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent. The guidance requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity; and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. Effective May 1, 2009, we adopted the guidance and applied it retrospectively, which affected only presentation and disclosure. As a result, we reclassified noncontrolling interest in the amount of $6.4 million from other long-term liabilities to equity in our April 30, 2009 consolidated balance sheet. We reclassified certain amounts for prior periods in our consolidated statement of operations to conform to the presentation of the current period. Recorded amounts for prior periods previously presented as net earnings, which are now presented as net earnings attributable to American Software, Inc., have not changed as a result of our adoption of this guidance.

The following table represents a reconciliation of the carrying amount of total equity, equity attributable to American Software, Inc. and equity attributable to the noncontrolling interest:

	American Software, Inc.	Noncontrolling Interest	Total

Balance at April 30, 2009	$79,839	$6,388	$86,227

Net income	2,534	90	2,624

Dividends	(4,559)	—	(4,559)

Stock Compensation	619	—	619

Repurchase of noncontrolling interest	(5,850)	(6,478)	(12,328)

Other	594	—	594

Balance at October 31, 2009	$73,177	$—	$73,177

In April 2008, the FASB issued authoritative guidance on the determination of the useful life of intangible assets. This guidance amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognizable intangible asset and the period of expected cash flows used to measure the fair value of the asset. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Our adoption of this guidance effective May 1, 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on the recognition and presentation of other-than-temporary impairments. This guidance amended the other-than-temporary impairment accounting guidance for debt securities. This guidance requires that other-than-temporary impairment be separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit losses is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Our adoption of this guidance effective May 1, 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on interim disclosures about fair value of financial instruments. This guidance amended previously released FASB guidance on Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments at interim reporting periods. This guidance was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Our adoption effective May 1, 2009 did not have a material impact on our consolidated financial statements. The disclosure requirements are presented in Note J.

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the subsequent events guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing. The adoption of the subsequent events guidance did not have an impact on our consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued the FASB Accounting Standards CodificationTM and a new Hierarchy of Generally Accepted Accounting Principles, which establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB’s Accounting Standards Codification (the “Codification”) is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (the “SEC”), which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal year 2010. As the Codification is not intended to change or alter existing GAAP for public companies, it does not have any impact on our consolidated financial statements.

P.	Subsequent Event

On November 17, 2009, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend is payable on March 5, 2010 to Class A and Class B shareholders of record at the close of business on February 19, 2010.

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

Overall information technology spending continues to be relatively weak as a result of the current global economic environment particularly in the United States. However, we experienced some improvement in our license fee sales close rate in our SCM and ERP business units during the first half of the current fiscal year. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

We believe weak economic conditions may be driving some businesses to focus on achieving more process and efficiency improvements in their operations and to invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. If this trend continues we believe it may tend to favor solutions such as our Logility supply chain solutions, which are designed to provide a more rapid return on investment and are targeted at some of the largest profit drivers in a customer’s business. While the current economic crisis has had a particularly adverse impact on the weaker companies in our target markets, we believe a larger percentage of our customers are seeking to make investments to strengthen their operations, and some are taking advantage of current economic conditions to gain market share.

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

In 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management Inc. (“DMI”), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers, which brought the Logility customer base to approximately 1,100 companies, located in 70 countries, and gives Logility what we believe to be the largest installed base of supply chain planning customers among application software vendors. Since the acquisition, Logility has continued to market and sell the Demand Solutions product line through DMI’s existing value-added reseller (“VAR”) distribution network. Logility also continues to offer the Logility Voyager Solutions™ suite to its traditional target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

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

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, royalties paid to third-party software vendors, and agent commission expenses related to license revenues generated by the indirect channel, primarily from DMI. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, other personnel-related expenses, and agent commission expenses related to maintenance revenues generated by the indirect channel, primarily from DMI. We account for the development costs of software intended for sale in accordance with the Intangibles – Goodwill and Other topic of FASB’s Accounting Standards Codification. We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2009 and 2008:

	Three Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2009	2008	2009 vs 2008
Revenues:
License	19%	19%	(6)%
Services and other	44	45	(9)
Maintenance	37	36	(2)

Total revenues	100	100	(6)

Cost of revenues:
License	5	8	(38)
Services and other	30	32	(10)
Maintenance	10	9	2

Total cost of revenues	45	49	(12)

Gross margin	55	51	—

Research and development	9	9	(8)
Sales and marketing	20	18	10
General and administrative	15	14	3
Amortization of acquisition-related intangibles	1	—	nm
Provision for doubtful accounts	—	—	nm

Total operating expenses	45	41	3

Operating income	10	10	(13)

Other income:
Interest income	2	2	(23)
Other, net	—	(8)	nm

Earnings before income taxes	12	4	164
Income tax expense	(4)	(1)	416

Net earnings	8	3	106

Less net earnings attributable to noncontrolling interest	—	(1)	nm

Net earnings attributable to American Software, Inc.	8%	2%	188%

nm - not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2009 and 2008:

	Six Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2009	2008	2009 vs 2008
Revenues:
License	21%	17%	18%
Services and other	41	47	(18)
Maintenance	38	36	(3)

Total revenues	100	100	(6)

Cost of revenues:
License	5	7	(36)
Services and other	28	31	(16)
Maintenance	10	9	(2)

Total cost of revenues	43	47	(16)

Gross margin	57	53	3

Research and development	9	9	(8)
Sales and marketing	21	19	4
General and administrative	19	15	18
Amortization of acquisition-related intangibles	—	—	nm
Provision for doubtful accounts	(1)	—	Nm

Total operating expenses	48	43	4

Operating income	9	10	(3)

Other income:
Interest income	2	2	(8)
Other, net	1	(6)	nm

Earnings before income taxes	12	6	115
Income tax expense	(4)	(2)	164

Net earnings	8	4	94
Less net earnings attributable to noncontrolling interests	—	(1)	nm

Net earnings attributable to American Software, Inc.	8%	3%	135%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

Revenue

	Three Months Ended October 31,
	2009	2008	% Change	% of Total Revenue
				2009	2008
	(in thousands)
License	$3,579	$3,794	(6)%	19%	19%
Services and other	8,223	9,012	(9)%	44%	45%
Maintenance	6,917	7,042	(2)%	37%	36%

Total revenues	$18,719	$19,848	(6)%	100%	100%

	Six Months Ended October 31,
	2009	2008	% Change	% of Total Revenue
				2009	2008
	(in thousands)
License	$7,723	$6,536	18%	21%	17%
Services and other	15,096	18,343	(18)%	41%	47%
Maintenance	13,734	14,167	(3)%	38%	36%

Total revenues	$36,553	$39,046	(6)%	100%	100%

For the three months ended October 31, 2009, the 6% decrease in revenues from the three months ended October 31, 2008 was attributable primarily to a 9% decrease in service and other and, to a lesser extent, declines in license and maintenance revenues. For the six months ended October 31, 2009, the 6% decrease in revenues from the six months ended October 31, 2008 was attributable primarily to an 18% decrease in service and other and, to a lesser extent, maintenance revenues. These declines during the six-month period were partially offset by an increase in license fee revenues when compared to the same period last year. The primary reason for these declines was the poor economic environment, which has resulted in reduced licensed fees in most recent periods resulting in less demand for implementation services. The economic slowdown has led also to a decline in IT consulting services when compared to the same periods last year, as some customers have scaled back or eliminated third-party staffing and software consulting projects. However, we did experience some improvement in our license fee sales in the six-month period ended October 31, 2009 due to improved sales close rates primarily in the first quarter of fiscal 2010.

Due to intensely competitive markets we discount license fees from our published list price due to pricing pressure in our industry. Numerous factors contribute to the amount of the discounts we provide, such as previous customer purchases, the number of customer sites utilizing the software, the number of modules purchased and the number of users, as well as the overall size of the contract. While all these factors may affect the discount amount of a particular contract, the overall percentage discount we use with our contracts generally has not materially changed in recent reported fiscal periods. Accordingly, changes in our revenues from period to period primarily are due to the volume of products and related services sold in any period and the amounts of products or modules purchased with each sale, rather than variations in pricing.

International revenues represented approximately 12% and 11% of total revenues in the three and six months ended October 31, 2009, respectively, and 9% and 10% of total revenues in the three and six months ended October 31, 2008, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenue

	Three Months Ended October 31,
	2009	2008	% Change
	(in thousands)
Enterprise Resource Planning	$780	$521	50%
Supply Chain Management	2,799	3,273	(14)%

Total license revenues	$3,579	$3,794	(6)%

	Six Months Ended October 31,
	2009	2008	% Change
	(in thousands)
Enterprise Resource Planning	$1,401	$1,254	12%
Supply Chain Management	6,322	5,282	20%

Total license revenues	$7,723	$6,536	18%

For the three and six months ended October 31, 2009, license fee revenues decreased 6% and increased 18%, respectively, when compared to the same periods in the prior year. While we expect a degree of quarterly fluctuation due to the timing of signing license fee agreements, we have experienced an improvement in our license fee close rate in the first half of the current fiscal year when compared to the same period last year. However, the financial crisis that emerged during the past year has interfered with customers’ normal sources of financing and has greatly increased the level of uncertainty about future economic conditions. In the three months ended October 31, 2009, license fee revenues from Logility decreased 14% and in the six months ended October 31, 2009 license fee revenues from Logility increased 20%, when compared to the corresponding periods in the prior year. We believe that the increase in the first quarter of the current fiscal year followed by a decline in the most recent quarter was due primarily to timing of closing license fee deals. Logility constituted 78% and 82% of total license fee revenues for the three and six months ended October 31, 2009, respectively, compared to 86% and 81% for the three and six months ended October 31, 2008, respectively. Our ERP business unit license fees increased by 50% and 12% for the three and six months ended October 31, 2009, respectively, when compared to the same periods in the prior year due to improved license fee sales in our NGC subsidiary, which primarily sells to the apparel and retail industries.

The direct sales channel provided approximately 60% and 67% of license fee revenues for the three and six months ended October 31, 2009, respectively, compared to approximately 56% and 54% of license fee revenues for the three and six months ended October 31, 2008, respectively. These increases were due to improved sales execution and improvements in the sales environment that our direct channel primarily targets, namely large and midsized companies. In general, large and midsized companies do not require access to capital markets to fund expenditures to the same degree as smaller companies. Thus, our indirect sales channel faced relatively greater challenges in the current economy, as the indirect channel tends to target smaller companies. For the three and six months ended October 31, 2009, our margins after commissions on direct sales were approximately 84%, compared to 87% and 83% for the three and six months ended October 31, 2008, respectively. For the three and six months ended October 31, 2009, our margins after commissions on indirect sales were approximately 46% and 42%, respectively, compared to 47% and 48% for the three and six months ended October 31, 2008, respectively. The indirect channel margins for the current periods decreased when compared to the same periods in the prior year due to an increase of several new VARs that are given temporary commission draws for several months to assist in the selling process. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenue

	Three Months Ended October 31,
	2009	2008	% Change
	(in thousands)
Enterprise Resource Planning	$2,296	$2,633	(13)%
Supply Chain Management	1,467	1,386	6%
IT Consulting	4,460	4,993	(11)%

Total services and other revenues	$8,223	$9,012	(9)%

	Six Months Ended October 31,
	2009	2008	% Change
	(in thousands)
Enterprise Resource Planning	$4,356	$5,961	(27)%
Supply Chain Management	2,914	2,955	(1)%
IT Consulting	7,826	9,427	(17)%

Total services and other revenues	$15,096	$18,343	(18)%

For the three months ended October 31, 2009, services revenue decreased by 9%, due to decreased services revenues from our ERP and IT Consulting business segments, partially offset by an increase in SCM implementation services. For the six months ended October 31, 2009, services revenue decreased by 18%, due primarily to decreased services revenues from our ERP and IT Consulting business segments. For the three and six months ended October 31, 2009, services and other revenues from Logility (SCM) increased by 6% and decreased by 1%, respectively, when compared to the prior year periods. Logility services revenues increased for the current quarter due to improved license fee sales in recent periods, which tend to increase services implementation revenue. For the three and six months ended October 31, 2009, our IT Consulting segment’s revenues decreased 11% and 17%, respectively, when compared to the prior year periods due to decreases in project work from customers as a result of adverse economic conditions. For the three and six months ended October 31, 2009, our ERP segment’s revenues decreased 13% and 27%, respectively, when compared to the prior year periods due to lower ERP license fees in the recent periods, which resulted in lower implementation revenues. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenue

	Three months Ended October 31,
	2009	2008	% Change
	(in thousands)
Enterprise Resource Planning	$1,183	$1,218	(3)%
Supply Chain Management	5,734	5,824	(2)%

Total maintenance revenues	$6,917	$7,042	(2)%

	Six months Ended October 31,
	2009	2008	% Change
	(in thousands)
Enterprise Resource Planning	$2,299	$2,533	(9)%
Supply Chain Management	11,435	11,634	(2)%

Total maintenance revenues	$13,734	$14,167	(3)%

For the three and six months ended October 31, 2009, maintenance revenues decreased 2% and 3%, respectively, when compared to the same periods in the prior year due primarily to lower renewals rates in our legacy ERP unit, which experienced decreases of 3% and 9%, respectively, for the three and six months ended October 31, 2009 compared to the same periods in the prior year. In our SCM unit we experienced 2% declines in maintenance revenue for both the three and six months ended October 31, 2009 when compared to the same periods last year. We believe that the decline in maintenance revenue generally is due to adverse economic conditions, as some customers may use nonrenewal of software system maintenance as a short-term cost-saving measure. Logility accounted for 83% of total maintenance revenues for both the three and six month periods ended October 31, 2009, compared to 83% and 82%, respectively, of total maintenance revenues for the three and six month period ended October 31, 2008. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended October 31,				Six months ended October 31,
	2009		2008		2009		2008
Gross margin on license fees:	$2,632	74%	$2,276	60%	$5,920	77%	$3,730	57%
Gross margin on services and other:	2,541	31%	2,722	30%	4,790	32%	6,045	33%
Gross margin on maintenance:	5,078	73%	5,234	74%	10,184	74%	10,545	74%

Total gross margin:	$10,251	55%	$10,232	52%	$20,894	57%	$20,320	52%

For the three and six months ended October 31, 2009, total gross margin percentage increased when compared to the corresponding periods in the prior year.

Gross Margin on License Fees

For the three months ended October 31, 2009, gross margin on license fees increased when compared to the same period in the prior year due to the lower computer software amortization expense when compared to the same period last year and an increase in the proportion of license fees attributable to our direct sales channel, partially offset by lower license fee revenue. For the six months ended October 31, 2009, gross margin on license fees increased when compared to the same period in the prior year due to the increase in license fee revenue, lower computer software amortization expense and an increase in the proportion of license fees attributable to our direct sales channel when compared to the same period last year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels. During the three-month period ended October 31, 2009, however, the proportion of license fees attributable to our higher margin direct sales channel increased substantially and amortization of capitalized computer software development costs declined by $445,000 for the three-month period and $880,000 for the six-month period due to timing of computer software development.

Gross Margin on Services and Other

For the three months ended October 31, 2009, the gross margin percentage on services and other revenue increased 1% when compared to the same period in the prior fiscal year. This change was due to the improved margins at our IT Consulting segment’s staffing and consulting firm, The Proven Method, Inc. (“TPM”), partially offset by lower services revenue at our ERP business unit. For the six months ended October 31, 2009, the gross margin percentage on services and other decreased 1% when compared to the same period in the prior fiscal year due to a decrease in higher margin services revenue in the first quarter of fiscal 2010 when compared to the same period last year. Services and other gross margin normally are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage was relatively unchanged for the three and six months ended October 31, 2009 when compared to the same periods last year. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

Expenses

	Three Months Ended October 31,				Six Months Ended October 31,
			% of Revenue				% of Revenue
	2009	2008	2009	2008	2009	2008	2009	2008
	(in thousands)				(in thousands)
Research and development	1,702	1,842	9%	9%	3,372	3,671	9%	9%
Sales and marketing	3,829	3,472	20%	18%	7,529	7,268	21%	19%
General and administrative	2,897	2,834	15%	14%	6,628	5,929	18%	15%
Amortization of acquisition-related intangible assets	87	87	1%	0%	175	174	0%	0%
Other income (expense), net	401	(1,187)	2%	-6%	1,019	(1,323)	3%	-3%
Income tax expense	784	152	4%	1%	1,585	600	4%	2%
Noncontrolling interest	—	(188)	0%	-1%	(90)	(275)	0%	-1%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	October 31, 2009	Percent Change	October 31, 2008
Total capitalized computer software development costs	$606	17%	$516
Percentage of gross product research and development costs	26%		22%
Total research and development expense	1,702	(8)%	1,842

Percentage of total revenues	9%		9%
Total research and development expense and capitalized computer software development costs	$2,308	(2)%	$2,358

Percentage of total revenues	12%		12%
Total amortization of capitalized computer software development costs *	$140	(76)%	$585

	Six months ended (in thousands)
	October 31, 2009	Percent Change	October 31, 2008
Total capitalized computer software development costs	$1,165	14%	$1,023
Percentage of gross product research and development costs	26%		22%
Total research and development expense	3,372	(8)%	3,671

Percentage of total revenues	9%		9%
Total research and development expense and capitalized computer software development costs	$4,537	(3)%	$4,694

Percentage of total revenues	12%		12%
Total amortization of capitalized computer software development costs *	$280	(76)%	$1,161

*	Included in cost of license fees

For the three and six months ended October 31, 2009, gross product research and development costs decreased when compared to the same periods last year due to cost containment efforts. Capitalized software development costs increased for the three and six months ended October 31, 2009 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects; however, we expect capitalized software amortization expense to increase when compared to the three months ended October 31, 2009 as a result of the expected completion of Logility’s next Voyager product release during the fourth quarter of fiscal 2010. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and six months ended October 31, 2009, sales and marketing expenses increased 10% and 4%, respectively, when compared to the same periods a year ago. These changes were due primarily to the increase of direct sales commissions as a result of increased license fee sales by our direct channel and increased health care costs. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and six months ended October 31, 2009, the increases in general and administrative expenses were primarily due to increased healthcare costs, variable compensation and, for the six-month period, expenses related to the Logility tender offer process that was concluded in the quarter ended July 31, 2009.

At October 31, 2009, the total number of employees was 293 compared to 299 at October 31, 2008.

Operating Income/(Loss)

	Three Months Ended October 31,			Six Months Ended October 31,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning	($426)	($343)	24%	($1,609)	($150)	nm
Collaborative Supply Chain Management	2,061	2,192	-6%	4,659	3,178	47%
IT Consulting	101	148	-32%	140	250	-44%

Total Operating Income	$1,736	$1,997		$3,190	$3,278

nm: not meaningful

Our ERP segment operating loss in the three and six months ended October 31, 2009 was due primarily to the decline in revenues. In particular, the decline in service implementation fees and maintenance revenue was due to a difficult selling environment as a result of the overall general economic conditions in the U.S. and the increased competition in the ERP segment from major and niche software vendors. To a lesser extent, the increase in operating loss in the six months ended October 31, 2009 is due to expenses related to the Logility tender offer process that was completed in the three months ended July 31, 2009. We have taken actions to reduce our costs in fiscal 2010 as a result of the current difficult economic environment.

Our SCM segment’s contribution to operating income increased by 47% for the six months ended October 31, 2009 compared to same period last year. This increase was primarily due to the 20% increase in Logility license fee revenue and lower capitalized software amortization expense for the six months ended October 31, 2009 compared to same period last year. This increase was partially offset by expenses incurred related to the Logility tender offer process in the three months ended July 31, 2009.

Our IT consulting segment operating income decreased 32% and 44% for the three and six months ended October 31, 2009, respectively, compared to same period in fiscal 2009 due to 11% and 17% decreases in revenues for the three and six months ended October 31, 2009, respectively. These declines in revenues resulted from reduced utilization of outside contractors by several customers due to declining economic conditions.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three and six months ended October 31, 2009, the increase in other income was due primarily to higher unrealized gains on investments as a result of improved financial market conditions when compared to the same period of the prior year, increased interest income on our investments achieved as a result of the company’s investment mix consisting of more certificates of deposit and municipal bonds, and to a lesser extent higher rental income when compared to the same period last year. We recorded total gains of approximately $51,000 and $266,000 for the three and six months ended October 31, 2009, respectively, compared to total losses of approximately $1.4 million and $1.9 million for the three and six months ended October 31, 2008, respectively, from our trading securities.

For the three and six months ended October 31, 2009, our investments generated an annualized yield of approximately 1.43% and 2.85%, respectively, compared to approximately 2.51% and 4.50% for the three and six months ended October 31, 2008, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three and six months ended October 31, 2009, we recorded several discrete tax items in the first quarter of fiscal 2010 as result of the Logility tender offer process. Our effective tax rate was 36.6% in the current quarter compared to our effective tax rate of 18.8% in the three months ended October 31, 2008. The tax rate for the three months ended October 31, 2008 was impacted by the extension of the Research Tax credit which expired on December 31, 2007. As a result of this extension the Company recorded as a discrete item, a tax benefit of approximately $98,000 related to qualified R&D expenses incurred during the period after the credit expired through the end of our prior fiscal year. We expect our effective rate to be between 35% and 38% during fiscal year 2010.

Noncontrolling Interest

Noncontrolling interest is a function of our majority-owned subsidiaries’ earnings or losses, with noncontrolling interest losses recorded when these subsidiaries have earnings, and noncontrolling interest earnings recorded when they have losses. As of July 9, 2009, we acquired the remaining outstanding shares of Logility. As a result of this transaction, for the six months ended October 31, 2009 we recorded only the portion of noncontrolling interest expense incurred through the acquisition date of July 9, 2009. For the portion of the six months ended October 31, 2009 prior to the July 9, 2009 acquisition date, we recorded noncontrolling interest expenses of approximately $90,000, and for the six months ended October 31, 2008 we recorded noncontrolling interest expenses of approximately $275,000. Since we now own 100% of Logility, there will not be any noncontrolling interest recorded in future periods.

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

The following tables show information about our cash flows and liquidity positions during the six months ended October 31, 2009 and 2008. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

	Six Months Ended October 31, (in thousands)
	2009	2008
Net cash (used in) provided by operating activities	$(465)	$539
Net cash used in investing activities	(6,900)	(18,836)
Net cash used in financing activities	(4,259)	(5,256)

Net change in cash and cash equivalents	$(11,624)	$(23,553)

For the six months ended October 31, 2009, the net increase in cash used in operating activities when compared to cash provided by operating activities during the same period last year was due primarily to a decrease in customer accounts receivables caused by lower sales, an increase in unrealized gain on investments due to an improving market compared to unrealized losses in the same period last year, an increase in purchases of trading securities, lower depreciation and amortization expense due to timing of capitalized software development, lower proceeds from the maturity of trading securities and reduced minority interest expense due to the completion of the Logility tender offer. These factors were partially offset by a lower level of increase in accounts payable and other accruals due to timing of payments, an increase in net earnings, an increase in the proceeds of trading securities due to timing of sales, a decrease in prepaid expenses due to timing of marketing related purchases, lower deferred income taxes and deferred revenues.

The decrease in cash used in investing activities when compared to the same period in the prior year was due primarily to a decrease in the purchases of investments, partially offset by a decrease in proceeds in maturities of investments and the repurchase of the noncontrolling interest in Logility in connection with the Logility tender offer.

Cash used in financing activities decreased when compared to the same period in the prior year due primarily to a decrease in repurchase of our common stock and an increase in excess tax benefits from stock-based compensation, partially offset by lower proceeds from exercise of stock options.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of October 31, (in thousands)
	2009	2008
Cash and cash equivalents	$26,005	$35,683
Short and Long-Term Investments	30,350	35,373

Total cash and short and long-term investments	$56,355	$71,056

Net (decrease) increase in total cash and investments (six months ended October 31)	$(14,739)	$(5,085)

Our total activities used cash and investments during the six months ended October 31, 2009, when compared to the prior year period, due primarily to the repurchase of a noncontrolling interest (Logility Tender offer), changes in operating assets and liabilities noted above and the payment of the quarterly dividend.

Days Sales Outstanding in accounts receivable were 58 days as of October 31, 2009, compared to 56 days as of October 31, 2008. This increase was due in part to the timing of closing and collecting license fees sales. Our current ratio on October 31, 2009 was 2.5 to 1 and on October 31, 2008 was 3.4 to 1. This ratio decreased primarily due to the decrease in cash and investments as a result of the repurchase of a noncontrolling interest (Logility Tender offer) and the purchase of municipal bonds with a maturity of greater than twelve months that are classified as long-term investments.

Our business has in recent periods generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $56.4 million in cash and investments with no debt as of October 31, 2009, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of December 8, 2009, we have repurchased approximately 2.9 million shares of common stock at a cost of approximately $10.9 million.

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

Revenue Recognition. We recognize revenue in accordance with the Software Revenue Recognition Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification. Furthermore, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we 1) act as principal in the transaction, 2) take title to the products, 3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded on a gross basis.

Generally, our software products do not require significant modification or customization. Installation of the products is routine and is not essential to their functionality. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established VSOE for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those sold with the initial license fee, based on VSOE, and recognize the revenue ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees.

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

Valuation of Long-Lived and Intangible Assets. In accordance with the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification, we do not amortize goodwill and other intangible assets with indefinite lives. Our goodwill is subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

In accordance with the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification, long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At October 31, 2009, our goodwill balance was $11.7 million and our intangible assets with definite lives balance was approximately $719,000, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, we capitalize all software development costs and report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the condensed consolidated statements of operations.

Stock-Based Compensation. We estimate the value of options granted on the date of grant using the Black-Scholes option pricing model. Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock compensation expense. We periodically review all assumptions used in our stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock compensation expense.

Income Taxes. We provide for the effect of income taxes on our financial position and results of operations in accordance with the Income Tax Topic of the FASB Accounting Standards Codification. Under this accounting guidance, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, and projected tax credits. Changes in tax law or our interpretation of tax laws could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our deferred tax assets take into account our expectations of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years, which could significantly increase tax expense, could render inaccurate our current assumptions, judgments and estimates of recoverable net deferred taxes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In the three and six months ended October 31, 2009, we generated approximately 12% and 11%, respectively of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate gains of approximately $15,000 and $80,000 for the three and six months ended October 31, 2009, respectively, compared to exchange rate losses of approximately $193,000 and $196,000 for the three and six months ended October 31, 2008, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $111,000 exchange gain or loss for the six months ended October 31, 2009. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of October 31, 2009 was approximately $55.4 million compared to $70.1 million as of October 31, 2008.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended October 31, 2009:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2009 through August 31, 2009	0	$0.00	0	1,304,665
September 1, 2009 through September 30, 2009	0	$0.00	0	1,304,665
October 1, 2009 through October 31, 2009	0	$0.00	0	1,304,665

Total Fiscal 2010 Second Quarter	0	$0.00	0	1,304,665

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Shareholders on August 17, 2009. At the meeting, a Class A shareholders vote was taken with respect to the re-election of W. Dennis Hogue, John J. Jarvis and James B. Miller as directors for a one-year term. There were no other nominees. The results of that shareholder vote were as follows:

Election of W. Dennis Hogue

Votes “For:” 19,942,932; Withholding Authority to Vote “For:” 1,109,025.

Election of John J. Jarvis

Votes “For:” 19,606,169; Withholding Authority to Vote “For:” 1,445,788.

Election of James B. Miller

Votes “For:” 18,326,511; Withholding Authority to Vote “For:” 2,725,446.

The Class B shareholders unanimously re-elected James C. Edenfield, J. Michael Edenfield, Thomas L. Newberry and Thomas L. Newberry, V as Directors.

There was a shareholder vote on an amendment to increase our 2001 Stock Plan to increase the number of Class A Common Shares that may be subject to options granted under the Plan from 5,275,000 shares to 6,075,000 shares. The results of that shareholder vote were: Votes “For:” 3,249,973; “Against:” 1,096,121.

There was also a shareholder vote on the ratification and approval of the conversion of stock options outstanding under the Logility, Inc. stock option plans to Company stock options and related actions. The results of that shareholder vote were: Votes “For:” 4,253,604; “Against:” 93,958.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 9, 2009	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: December 9, 2009	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 9, 2009	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer