Form 10-Q
period 2010-01-31
AMERICAN SOFTWARE INC
filed 2010-03-10
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 8, 2010
Class A Common Stock, $.10 par value	22,427,265 Shares
Class B Common Stock, $.10 par value	2,877,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended January 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2010	April 30, 2009
ASSETS

Current assets:
Cash and cash equivalents	$24,236	$37,629
Investments	15,334	16,371
Trade accounts receivable, less allowance for doubtful accounts of $135 at January 31, 2010 and $484 at April 30, 2009:
Billed	11,508	10,234
Unbilled	3,106	2,995
Deferred income taxes	342	246
Prepaid expenses and other current assets	2,745	2,886

Total current assets	57,271	70,361
Investments—Noncurrent	14,185	17,094
Property and equipment, net of accumulated depreciation of $26,075 at January 31, 2010 and $25,121 at April 30, 2009	6,652	7,189
Capitalized software, net of accumulated amortization of $7,425 at January 31, 2010 and $7,050 at April 30, 2009	6,252	4,859
Goodwill	11,709	11,709
Other intangibles, net of accumulated amortization of $2,580 at January 31, 2010 and $2,233 at April 30, 2009	602	950
Other assets	118	157

Total assets	$96,789	$112,319

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$760	$822
Accrued compensation and related costs	2,628	2,374
Dividends payable	2,281	2,277
Other current liabilities	3,355	3,355
Deferred revenue	13,869	16,101

Total current liabilities	22,893	24,929
Deferred income taxes	1,163	1,163
Shareholders’ equity:
American Software, Inc. shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 26,697,953 shares at January 31, 2010 and 26,642,744 shares at April 30, 2009	2,670	2,664
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,877,086 shares at January 31, 2010 and April 30, 2009; convertible into Class A shares on a one-for-one basis	288	288
Additional paid-in capital	83,764	88,164
Retained earnings	9,161	11,625
Class A treasury stock, 4,270,688 shares at January 31, 2010 and 4,230,288 shares at April 30, 2009	(23,150)	(22,902)

Total American Software, Inc. shareholders’ equity	72,733	79,839
Noncontrolling interests	—	6,388

Total shareholders’ equity	72,733	86,227

Commitments and contingencies
Total liabilities and shareholders’ equity	$96,789	$112,319

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Revenues:
License	$4,602	$4,722	$12,325	$11,258
Services and other	8,349	8,386	23,445	26,729
Maintenance	6,879	6,932	20,613	21,099

Total revenues	19,830	20,040	56,383	59,086

Cost of revenues:
License	934	1,064	2,737	3,870
Services and other	6,193	5,925	16,499	18,223
Maintenance	1,630	1,778	5,180	5,400

Total cost of revenues	8,757	8,767	24,416	27,493

Gross margin	11,073	11,273	31,967	31,593

Research and development	1,607	1,765	4,979	5,436
Sales and marketing	3,653	3,829	11,182	11,097
General and administrative	2,954	3,203	9,880	9,077
Amortization of acquisition-related intangibles	87	87	262	262
(Recovery of) provision for doubtful accounts	(3)	255	(301)	309

Total operating expenses	8,298	9,139	26,002	26,181

Operating income	2,775	2,134	5,965	5,412

Other income (expense):
Interest income	356	596	1,117	1,569
Other, net	(113)	(791)	145	(3,087)

Earnings before income taxes	3,018	1,939	7,227	3,894
Income tax expense	1,177	952	2,762	1,552

Net earnings	$1,841	$987	$4,465	$2,342
Less net earnings attributable to noncontrolling interests	—	(212)	(90)	(487)

Net earnings attributable to American Software, Inc.	$1,841	$775	$4,375	$1,855

Earnings per common share attributable to American Software, Inc.(a):
Basic	$0.07	$0.03	$0.17	$0.07

Diluted	$0.07	$0.03	$0.17	$0.07

Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.27

Shares used in the calculation of earnings per common share attributable to American Software, Inc.:
Basic	25,321	25,279	25,316	25,343

Diluted	25,947	25,599	25,881	25,791

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.07 and $0.03 for the three months ended January 31, 2010 and 2009 and $0.17 and $0.07 for the nine months ended January 31, 2010 and 2009, respectively. See Note G to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$4,375	$1,855
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	1,679	2,957
Stock-based compensation expense	833	620
Bond amortization	575	390
Tax benefit of stock options exercised	395	194
Excess tax benefits from stock-based compensation	(126)	(69)
Net (gain)/loss on investments	(249)	2,491
Minority interest in net earnings of subsidiary	90	487
Deferred income taxes	(96)	(508)
Changes in operating assets and liabilities:
Purchases of trading securities	(11,347)	(7,068)
Proceeds from sale of trading securities	3,265	1,920
Proceeds from maturities of trading securities	126	607
Accounts receivable, net	(1,385)	2,685
Prepaid expenses and other assets	166	(254)
Accounts payable and other liabilities	191	(1,871)
Deferred revenue	(2,232)	(1,445)
Other	—	(67)

Net cash (used in) provided by operating activities	(3,740)	2,924

Cash flows from investing activities:
Capitalized computer software development costs	(1,768)	(1,521)
Intangible assets	—	(145)
Goodwill	—	(71)
Purchases of property and equipment, net of disposals	(418)	(781)
Proceeds from maturities of investments	11,590	77,478
Purchases of investments	—	(89,847)
Net change in minority interest resulting from changes in subsidiary equity	—	(245)
Repurchase of noncontrolling interest	(12,328)	—
Proceeds from exercise of stock options of subsidiary	29	232

Net cash used in investing activities	(2,895)	(14,900)

Cash flows from financing activities:
Proceeds from Dividend Reinvestment Plan and Stock Purchase Plan	—	34
Repurchase of common stock	(248)	(1,393)
Excess tax benefits from stock based compensation	126	69
Proceeds from exercise of stock options	199	268
Dividends paid	(6,835)	(6,850)

Net cash used in financing activities	(6,758)	(7,872)

Net change in cash and cash equivalents	(13,393)	(19,848)
Cash and cash equivalents at beginning of period	37,629	59,236

Cash and cash equivalents at end of period	$24,236	$39,388

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

January 31, 2010

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at January 31, 2010, the results of operations for the three and nine months ended January 31, 2010 and 2009 and cash flows for the nine months ended January 31, 2010 and 2009. The results for the three and nine months ended January 31, 2010 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our annual report on Form 10-K for the year ended April 30, 2009.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as services are performed. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $169,000 and $638,000 for the three and nine months ended January 31, 2010, respectively, and $256,000 and $967,000 for the three and nine months ended January 31, 2009, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At January 31, 2010 and April 30, 2009, unbilled license fees were approximately $1.4 million and $2.0 million, respectively, and unbilled services revenues were approximately $1.6 million and $1.0 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

D.	Reclassification

Certain prior year amounts have been reclassified for presentation purposes.

E.	Major Customer

One customer, The Home Depot, accounted for approximately 14% and 11% of our total revenues in the three and nine months ended January 31, 2010, respectively, principally from our IT consulting segment (see footnote M). This customer accounted for approximately 11% of our total revenues for both the three- and nine-month periods ended January 31, 2009. The related accounts receivable balance for this customer was approximately $2.4 million as of January 31, 2010 and approximately $1.5 million as of January 31, 2009.

F.	Declaration of Dividend Payable

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended January 31, 2010		Nine Months Ended January 31, 2010
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.27	$0.27
Undistributed loss	(0.02)	(0.02)	(0.10)	(0.10)

Total	$0.07	$0.07	$0.17	$0.17

Distributed earnings	$2,018	$258	$6,066	$777
Undistributed loss	(386)	(49)	(2,188)	(280)

Total	$1,632	$209	$3,878	$497

Basic weighted average common shares	22,444	2,877	22,439	2,877

	Three Months Ended January 31, 2009		Nine Months Ended January 31, 2009
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.27	$0.27
Undistributed loss	(0.06)	(0.06)	(0.20)	(0.20)

Total	$0.03	$0.03	$0.07	$0.07

Distributed earnings	$2,012	$259	$6,056	$779
Undistributed loss	(1,325)	(171)	(4,413)	(567)

Total	$687	$88	$1,643	$212

Basic weighted average common shares	22,396	2,883	22,458	2,885

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended January 31, 2010

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,632	22,444	$0.07
Common Stock Equivalents	—	626	—

	1,632	23,070	0.07
Class B Conversion	209	2,877	—

Diluted EPS for Class A	$1,841	25,947	$0.07

Nine Months Ended January 31, 2010

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$3,878	22,439	$0.17
Common Stock Equivalents	—	565	—

	3,878	23,004	0.17
Class B Conversion	497	2,877	—

Diluted EPS for Class A	$4,375	25,881	$0.17

Three Months Ended January 31, 2009

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$687	22,396	$0.03
Common Stock Equivalents	—	320	—

	687	22,716	0.03
Class B Conversion	88	2,883	—

Diluted EPS for Class A	$775	25,599	$0.03

Nine Months Ended January 31, 2009

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,643	22,458	$0.07
Common Stock Equivalents	—	448	—

	1,643	22,906	0.07
Class B Conversion	212	2,885	—

Diluted EPS for Class A	$1,855	25,791	$0.07

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended January 31, 2010

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$209	2,877	$0.07
Reallocation of undistributed earnings to Class A shares from Class B shares	1	—	—

Diluted EPS for Class B	$210	2,877	$0.07

Nine Months Ended January 31, 2010

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$497	2,877	$0.17
Reallocation of undistributed earnings to Class A shares from Class B shares	6	—	—

Diluted EPS for Class B	$503	2,877	$0.17

Three Months Ended January 31, 2009

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$88	2,883	$0.03
Reallocation of undistributed earnings to Class A shares from Class B shares	2	—	—

Diluted EPS for Class B	$90	2,883	$0.03

Nine Months Ended January 31, 2009

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$212	2,885	$0.07
Reallocation of undistributed earnings to Class A shares from Class B shares	10	—	—

Diluted EPS for Class B	$222	2,885	$0.07

For the three and nine months ended January 31, 2010, we excluded options to purchase 1,573,490 and 1,660,134 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2009, we excluded options to purchase 2,295,499 and 2,286,499 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2010, we had outstanding options to purchase a total of 4,031,847 Class A Common Shares and outstanding options to purchase 3,325,396 Class A Commons Shares as of January 31, 2009.

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

In connection with the tender offer and subsequent merger, we adopted the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan, and all outstanding Logility stock options were either converted into options to purchase shares of our Class A Common Shares or net cash settled. The conversion ratio was structured so as to maintain the “spread” between the exercise price and fair market value of our Class A Common Shares on July 9, 2009, in accordance with the regulations of the U.S. Treasury designed to maintain the status of the converted stock options as incentive stock options under Internal Revenue Code Section 422. As a result of these transactions, we have paid approximately $12,300,000 in cash to Logility shareholders and issued options to purchase 1,942,595 of our Class A Common Shares. We incurred fees and expenses related to the transaction of approximately $809,000, of which $552,000 is included in the Condensed Consolidated Statement of Operations for the nine months ended January 31, 2010. We accounted for this transaction in accordance with Identifiable Assets and Liabilities, and Any Noncontrolling Interests within the Business Combination Topic of the FASB’s Accounting Standards Codification. As a result, we recorded the total consideration of $12.3 million by recording debits to noncontrolling interest of $6.5 million and additional paid-in capital of $5.8 million.

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

During the nine months ended January 31, 2010 and 2009, we granted options for 843,310 and 515,978 shares of common stock, respectively. We recorded stock option compensation cost of approximately $213,000 and $202,000 and related income tax benefits of approximately $50,000 and $37,000 during the three months ended January 31, 2010 and 2009, respectively. We recorded stock option compensation cost of approximately $833,000 and $620,000 and related income tax benefits of approximately $248,000 and $113,000 during the nine months ended January 31, 2010 and 2009, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

Cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. During the nine months ended January 31, 2010 and 2009, we realized excess tax benefits of approximately $126,000 and $69,000, respectively.

During the nine months ended January 31, 2010 and 2009, we issued 55,213 and 94,012 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2010 and 2009 based on market value at the exercise dates was approximately $94,000 and $280,000, respectively. As of January 31, 2010, unrecognized compensation cost related to unvested stock option awards approximated $2.3 million, which we expect to recognize over a weighted average period of 1.8 years.

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

The following table presents our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2010, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2010
Cash equivalents	$23,288	—	—	$23,288
Marketable securities	2,444	8,359	—	$10,803

Total	$25,732	$8,359	$—	$34,091

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $169,000 and approximately $18.5 million in held-to-maturity investments which are not recorded at fair value and thus are not included in the table above. The held-to-maturity investments consist of certificates of deposits and tax-exempt state and municipal bonds as well as U.S. Government debt securities and are recorded at amortized cost. Fair values for these securities are obtained from third-party broker statements. The fair value amounts are primarily derived from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at January 31, 2010 (in thousands):

	January 31, 2010
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	3,521	10	—	3,531
Tax-exempt and municipal bonds	15,024	309	40	15,293

	18,545	319	40	18,824

The contractual maturity of debt securities classified as held to maturity at January 31, 2010 was as follows (in thousands):

Due within one year	$9,908
Due between one and two years	6,164
Due between two and three years	2,001
Due after three years	472

$18,545

The Fair Value Option within the Financial Instruments Topic of the FASB’s Accounting Standards Codification permits but does not require us to measure financial instruments and certain other items at fair value. We did not elect to measure at fair value any of our financial instruments under the guidance.

K.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through January 31, 2010, we have repurchased 735,735 shares of common stock at a cost of approximately $3.8 million. Under all repurchase plans as of January 31, 2010, we have repurchased 4,270,688 shares of common stock at a cost of approximately $23.2 million.

L.	Comprehensive Income

We have not included condensed consolidated statements of comprehensive income in the accompanying unaudited condensed consolidated financial statements since comprehensive income and net earnings presented in the accompanying condensed consolidated statements of operations would be substantially the same.

M.	Industry Segments

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Supply Chain Management (“SCM”), (2) Enterprise Resource Planning (“ERP”), and (3) Information Technology Consulting (“IT Consulting”).

The SCM segment consists of Logility, Inc., a wholly-owned subsidiary (as of July 9, 2009), as well as its subsidiary, DMI, which provides collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry-specific business software to both retailers and manufacturers in the Apparel, Sewn Products and Furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

Our chief operating decision maker is the President and Chief Executive Officer. While the CEO is apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses.

In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2010 and 2009:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Revenues:
Enterprise Resource Planning	$3,883	$4,610	$11,939	$14,358
Collaborative Supply Chain Management	11,026	10,643	31,697	30,514
IT Consulting	4,921	4,787	12,747	14,214

	$19,830	$20,040	$56,383	$59,086

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(754)	$(843)	$(2,364)	$(993)
Collaborative Supply Chain Management	3,449	2,787	8,109	5,965
IT Consulting	80	190	220	440

	$2,775	$2,134	$5,965	$5,412

Intersegment eliminations:
Enterprise Resource Planning	$(415)	$(461)	$(1,292)	$(1,277)
Collaborative Supply Chain Management	415	461	1,292	1,277
IT Consulting	—	—	—	—

	—	—	—	—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,169)	$(1,304)	$(3,656)	$(2,270)
Collaborative Supply Chain Management	3,864	3,248	9,401	7,242
IT Consulting	80	190	220	440

	$2,775	$2,134	$5,965	$5,412

Capital expenditures:
Enterprise Resource Planning	$13	$300	$218	$720
Collaborative Supply Chain Management	23	16	197	61
IT Consulting	—	—	3	—

	$36	$316	$418	$781

Capitalized Software:
Enterprise Resource Planning	$—	$—	$—	$17
Collaborative Supply Chain Management	602	482	1,768	1,504
IT Consulting	—	—	—	—

	$602	$482	$1,768	$1,521

Depreciation and amortization:
Enterprise Resource Planning	$304	$292	$898	$846
Collaborative Supply Chain Management	230	703	781	2,110
IT Consulting	—	—	—	1

	$534	$995	$1,679	$2,957

N.	Contingencies

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

O.	Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance on business combinations. The guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose in its financial statements the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance was effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We adopted the guidance effective May 1, 2009 and will apply it to any business combinations on or after that date. The impact on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. As a result of our adoption of this guidance, we accounted for our tender offer and repurchase of Logility’s shares not as a business combination but as an acquisition of a non-controlling interest (see below). Additionally, during the nine months ended January 31, 2010, we expensed acquisition-related costs of approximately $552,000 related to the buy-back of Logility shares.

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

The following table represents a reconciliation of the carrying amount of total equity, equity attributable to American Software, Inc. and equity attributable to the noncontrolling interest:

	American Software, Inc.	Noncontrolling Interest	Total

Balance at April 30, 2009	$79,839	$6,388	$86,227

Net income	4,375	90	4,465

Dividends	(6,840)	—	(6,840)

Stock Compensation	833	—	833

Repurchase of noncontrolling interest	(5,850)	(6,478)	(12,328)

Other	376	—	376

Balance at January 31, 2010	$72,733	$—	$72,733

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

In June 2009, the FASB issued the FASB Accounting Standards CodificationTM and a new Hierarchy of Generally Accepted Accounting Principles, which establishes only two levels of GAAP: authoritative and nonauthoritative. The FASB’s Accounting Standards Codification (the “Codification”) is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (the “SEC”), which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal year 2010. As the Codification is not intended to change or alter existing GAAP for public companies, it does not have any impact on our consolidated financial statements.

P.	Subsequent Event

On February 16, 2010, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend is payable on May 28, 2010 to Class A and Class B shareholders of record at the close of business on May 14, 2010.

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

Overall information technology spending continues to be relatively weak as a result of the current global economic environment particularly in the United States. However, we experienced some improvement in our license fee sales close rate in our SCM business unit during the first half of the current fiscal year that continued into the third quarter of the current fiscal year. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2010 and 2009:

	Three Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2010	2009	2010 vs 2009
Revenues:
License	23%	23%	(3)%
Services and other	42	42	—
Maintenance	35	35	(1)

Total revenues	100	100	(1)

Cost of revenues:
License	5	5	(12)
Services and other	31	30	5
Maintenance	8	9	(8)

Total cost of revenues	44	44	0

Gross margin	56	56	(2)

Research and development	8	9	(9)
Sales and marketing	18	19	(5)
General and administrative	15	16	(8)
Amortization of acquisition-related intangibles	—	—	—
(Recovery of) provision for doubtful accounts	—	1	nm

Total operating expenses	41	46	(9)

Operating income	14	11	30

Other income (expense):
Interest income	2	3	(40)
Other, net	(1)	(4)	nm

Earnings before income taxes	15	10	56
Income tax expense	6	5	24

Net earnings	9	5	87

Less net earnings attributable to noncontrolling interest	—	1	nm

Net earnings attributable to American Software, Inc.	9%	4%	138%

nm - not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2010 and 2009:

	Nine Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2010	2009	2010 vs 2009
Revenues:
License	22%	19%	9%
Services and other	41	45	(12)
Maintenance	37	36	(2)

Total revenues	100	100	(5)

Cost of revenues:
License	5	7	(29)
Services and other	29	31	(9)
Maintenance	9	9	(4)

Total cost of revenues	43	47	(11)

Gross margin	57	53	1

Research and development	9	9	(8)
Sales and marketing	20	19	1
General and administrative	18	15	9
Amortization of acquisition-related intangibles	—	—	—
(Recovery of) provision for doubtful accounts	(1)	1	nm

Total operating expenses	46	44	(1)

Operating income	11	9	10

Other income (expense):
Interest income	2	3	(29)
Other, net	—	(5)	nm

Earnings before income taxes	13	7	86
Income tax expense	(5)	3	nm

Net earnings	8	4	91
Less net earnings attributable to noncontrolling interests	—	1	nm

Net earnings attributable to American Software, Inc.	8%	3%	136%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

Revenue

	Three Months Ended January 31,
	2010	2009	% Change	% of Total Revenue
				2010	2009
	(in thousands)
License	$4,602	$4,722	(3)%	23%	23%
Services and other	8,349	8,386	—	42%	42%
Maintenance	6,879	6,932	(1)%	35%	35%

Total revenues	$19,830	$20,040	(1)%	100%	100%

	Nine Months Ended January 31,
	2010	2009	% Change	% of Total Revenue
				2010	2009
	(in thousands)
License	$12,325	$11,258	9%	22%	19%
Services and other	23,445	26,729	(12)%	41%	45%
Maintenance	20,613	21,099	(2)%	37%	36%

Total revenues	$56,383	$59,086	(5)%	100%	100%

For the three months ended January 31, 2010, the 1% decrease in revenues from the three months ended January 31, 2009 was attributable primarily to a 3% decrease in license fees and, to a lesser extent, a decline in maintenance revenues. For the nine months ended January 31, 2010, the 5% decrease in revenues from the nine months ended January 31, 2009 was attributable primarily to a 12% decrease in services and other revenues and, to a lesser extent, maintenance revenues. These declines during the nine-month period were partially offset by a 9% increase in license fee revenues when compared to the same period last year. The primary reason for the declines in services and other revenues was the poor economic environment, which has resulted in reduced license fees in most of our recent periods, in turn resulting in less demand for implementation services. The economic slowdown has led also to a decline in IT consulting services when compared to the same periods last year, as some customers have scaled back or eliminated third-party staffing and software consulting projects. A slight increase in implementation services relating to higher first quarter license fee revenues resulted in improved services and other revenues in the three months ended January 31, 2010, which were substantially unchanged from the same period in fiscal 2009.

Due to intensely competitive markets we discount license fees from our published list price in response to pricing pressure in our industry. Numerous factors contribute to the amount of the discounts we provide, such as previous customer purchases, the number of customer sites utilizing the software, the number of modules purchased and the number of users, as well as the overall size of the contract. While all these factors may affect the discount amount of a particular contract, the overall percentage discount we use with our contracts generally has not materially changed in recent reported fiscal periods. Accordingly, changes in our revenues from period to period primarily are due to the volume of products and related services sold in any period and the amounts of products or modules purchased with each sale, rather than variations in pricing.

International revenues represented approximately 10% and 11% of total revenues in the three and nine months ended January 31, 2010, respectively, and 10% of total revenues in both the three and nine months ended January 31, 2009. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenue

	Three Months Ended January 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	$587	$1,051	(44)%
Supply Chain Management	4,015	3,671	9%

Total license revenues	$4,602	$4,722	(3)%

	Nine Months Ended January 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	$1,987	$2,305	(14)%
Supply Chain Management	10,338	8,953	16%

Total license revenues	$12,325	$11,258	9%

For the three and nine months ended January 31, 2010, license fee revenues decreased 3% and increased 9%, respectively, when compared to the same periods in the prior year. While we expect a degree of quarterly fluctuation due to the timing of signing license fee agreements, we have experienced an improvement in our SCM business unit license fee close rate year to date when compared to the same period last year. The financial crisis that emerged during the past year has interfered with customers’ normal sources of financing and has greatly increased the level of uncertainty about future economic conditions. In our SCM segment, Logility increased license fee revenues 9% and 16% for the three and nine months ended January 31, 2010, respectively, when compared to the corresponding periods in the prior year. We believe that this increase was due primarily to improved sales execution on our pipeline and an improvement in customer activity due to the cost reduction capabilities of the Logility products, which we believe are critical during the economic downturn. Logility constituted 87% and 84% of total license fee revenues for the three and nine months ended January 31, 2010, respectively, compared to 78% and 80% for the three and nine months ended January 31, 2009, respectively. Our ERP business unit license fees decreased by 44% and 14% for the three and nine months ended January 31, 2010, respectively, when compared to the same periods in the prior year due to the difficult economic selling environment for ERP products caused by the poor economy and intense competition in the ERP market.

The direct sales channel provided approximately 70% and 68% of license fee revenues for the three and nine months ended January 31, 2010, respectively, compared to approximately 83% and 66% of license fee revenues for the three and nine months ended January 31, 2009, respectively. The decrease in the proportion of direct sales for the current quarter when compared to the prior year is primarily due to improved sales execution and improvements in the sales environment that our indirect channel primarily targets, namely midsize and small companies as a result of improved capital markets when compared to last year at this time. For the three and nine months ended January 31, 2010, our margins after commissions on direct sales were approximately 84%, compared to 81% and 82% for the three and nine months ended January 31, 2009, respectively. For the three and nine months ended January 31, 2010, our margins after commissions on indirect sales were approximately 46% and 43%, respectively, compared to 43% and 47% for the three and nine months ended January 31, 2009, respectively. The indirect channel margins for the current quarter increased when compared to the same periods in the prior year due to an increase in sales through the indirect channel and the related mix of VAR commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenue

	Three Months Ended January 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	$2,182	$2,328	(6)%
Supply Chain Management	1,246	1,271	(2)%
IT Consulting	4,921	4,787	3%

Total services and other revenues	$8,349	$8,386	—

	Nine Months Ended January 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	$6,539	$8,288	(21)%
Supply Chain Management	4,159	4,227	(2)%
IT Consulting	12,747	14,214	(10)%

Total services and other revenues	$23,445	$26,729	(12)%

For the three months ended January 31, 2010, services revenue was relatively flat when compared to the same period in the prior year. For the nine months ended January 31, 2010, services revenue decreased by 12%, due primarily to decreased services revenues from our ERP and IT Consulting business segments. For the three and nine months ended January 31, 2010, services and other revenues from Logility (SCM) decreased by 2%, when compared to the same prior year periods. Logility services revenues decreased for the current quarter due to the timing of software implementation project work. For the three and nine months ended January 31, 2010, our IT Consulting segment’s revenues increased 3% and decreased 10%, respectively, when compared to the prior year periods. The current quarter increase was due to an increase in project work from several customers as a result of a slight improvement in economic conditions. For the three and nine months ended January 31, 2010, our ERP segment’s revenues decreased 6% and 21%, respectively, when compared to the prior year periods due to lower ERP license fees in the recent periods, which resulted in lower implementation revenues. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenue

	Three months Ended January 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	$1,114	$1,231	(10)%
Supply Chain Management	5,765	5,701	1%

Total maintenance revenues	$6,879	$6,932	(1)%

	Nine months Ended January 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	$3,413	$3,764	(9)%
Supply Chain Management	17,200	17,335	(1)%

Total maintenance revenues	$20,613	$21,099	(2)%

For the three and nine months ended January 31, 2010, maintenance revenues decreased 1% and 2%, respectively, when compared to the same periods in the prior year, due primarily to lower renewal rates in our legacy ERP unit, which experienced decreases of 10% and 9%, respectively, for the three and nine months ended January 31, 2010 compared to the same periods in the prior year. In our SCM unit we experienced a 1% increase and a 1% decrease in maintenance revenue for the three and nine months ended January 31, 2010, respectively, when compared to the same periods last year. We believe that maintenance revenues remained relatively flat due to adverse economic conditions, as some customers may use nonrenewal of software system maintenance as a short-term cost-saving measure. Logility accounted for 84% and 83% of total maintenance fee revenues for the three and nine months ended January 31, 2010, respectively, compared to 82% of total maintenance revenues for both the three- and nine-month periods ended January 31, 2009. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
($000’s omitted)	2010		2009		2010		2009
Gross margin on license fees:	$3,668	80%	$3,658	78%	$9,588	78%	$7,388	66%
Gross margin on services and other:	2,156	26%	2,461	29%	6,946	30%	8,509	32%
Gross margin on maintenance:	5,249	76%	5,154	75%	15,433	75%	15,696	74%

Total gross margin:	$11,073	56%	$11,273	57%	$31,967	57%	$31,593	53%

For the three and nine months ended January 31, 2010, total gross margin percentage increased when compared to the corresponding periods in the prior year.

Gross Margin on License Fees

For the three months ended January 31, 2010, gross margin on license fees increased when compared to the same period in the prior year, due to the lower computer software amortization expense when compared to the same period last year, partially offset by an increase in the proportion of license fees attributable to our indirect sales channel and by lower license fee revenue. For the nine months ended January 31, 2010, gross margin on license fees increased when compared to the same period in the prior year, due to the increase in license fee revenue, lower computer software amortization expense and an increase in the proportion of license fees attributable to our direct sales channel when compared to the same period last year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels. During the three-month and nine-month periods ended January 31, 2010, amortization of capitalized computer software development costs declined by $0.5 million and $1.4 million, respectively, when compared to the same periods last year, due to timing of the completion and related amortization of computer software development projects.

Gross Margin on Services and Other

For the three and nine months ended January 31, 2010, the gross margin percentage on services and other revenue decreased 3 percentage points and 2 percentage points, respectively, when compared to the same periods in the prior fiscal year. This change was due to increased services revenue in our lower margin IT Consulting segment, The Proven Method, Inc., and lower services margin at Logility, which was caused by lower revenues, resulting in lower billing utilization. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage was relatively unchanged for the three and nine months ended January 31, 2010 when compared to the same periods last year. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

Expenses

	Three Months Ended January 31,				Nine Months Ended January 31,
			% of Revenue				% of Revenue
	2010	2009	2010	2009	2010	2009	2010	2009
	(in thousands)				(in thousands)
Research and development	1,607	1,765	8%	9%	4,979	5,436	9%	9%
Sales and marketing	3,653	3,829	18%	19%	11,182	11,097	20%	19%
General and administrative	2,954	3,203	15%	16%	9,880	9,077	18%	15%
Amortization of acquisition-related intangible assets	87	87	0%	0%	262	262	1%	0%
(Recovery of) provision for doubtful accounts	(3)	255	0%	1%	(301)	309	(1)%	1%
Other income (expense), net	243	(195)	1%	(1)%	1,262	(1,518)	2%	(3)%
Income tax expense	1,177	952	6%	5%	2,762	1,552	5%	3%
Noncontrolling interest	—	(212)	0%	1%	(90)	(487)	0%	(1)%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	January 31, 2010	Percent Change	January 31, 2009
Total capitalized computer software development costs	$602	25%	$482
Percentage of gross product research and development costs	27%		21%
Total research and development expense	1,607	(9)%	1,765

Percentage of total revenues	8%		9%
Total research and development expense and capitalized computer software development costs	$2,209	(2)%	$2,247

Percentage of total revenues	11%		11%
Total amortization of capitalized computer software development costs *	$95	(84)%	$596

	Nine months ended (in thousands)
	January 31, 2010	Percent Change	January 31, 2009
Total capitalized computer software development costs	$1,768	16%	$1,521
Percentage of gross product research and development costs	26%		22%
Total research and development expense	4,979	(8)%	5,436

Percentage of total revenues	9%		9%
Total research and development expense and capitalized computer software development costs	$6,747	(3)%	$6,957

Percentage of total revenues	12%		12%
Total amortization of capitalized computer software development costs *	$375	(79)%	$1,757

*	Included in cost of license fees

For the three and nine months ended January 31, 2010, gross product research and development costs decreased when compared to the same periods last year due to cost containment efforts. Capitalized software development costs increased for the three and nine months ended January 31, 2010 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects; however, we expect capitalized software amortization expense to increase when compared to the three months ended January 31, 2010 as a result of the expected completion of Logility’s next Voyager product release during the fourth quarter of fiscal 2010. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and nine months ended January 31, 2010, sales and marketing expenses decreased 5% and increased 1%, respectively, when compared to the same periods a year ago. These changes were due primarily to the decrease in direct sales commissions as a result of decreased license fee sales by our direct channel and lower marketing-related costs. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended January 31, 2010, the general and administrative expenses decreased 8% due primarily to decreased audit, legal and building improvement related expenses. For the nine months ended January 31, 2010 the general and administrative expenses increased 9% primarily due to expenses related to the Logility tender offer process that was concluded in the quarter ended July 31, 2009.

At January 31, 2010, the total number of employees was 286 compared to 302 at January 31, 2009.

Operating Income/(Loss)

	Three Months Ended January 31,			Nine Months Ended October 31,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning	($754)	($843)	(10%)	($2,364)	($993)	(138%)
Collaborative Supply Chain Management	3,449	2,787	24%	8,109	5,965	36%
IT Consulting	80	190	(58%)	220	440	(50%)

Total Operating Income	$2,775	$2,134	30%	$5,965	$5,412	10%

nm: not meaningful

Our ERP segment operating loss in the three and nine months ended January 31, 2010 was due primarily to the decline in revenues due to a difficult selling environment as a result of the overall general economic conditions in the U.S. and the increased competition in the ERP segment from major and niche software vendors. To a lesser extent, the increase in operating loss in the nine months ended January 31, 2010 was due to expenses related to the Logility tender offer process that was completed in the three months ended July 31, 2009. We have taken actions to reduce our costs in fiscal 2010 as a result of the current difficult economic environment.

Our SCM segment’s contribution to operating income increased by 24% and 36% for the three and nine months ended January 31, 2010 compared to same periods last year, primarily due to the increase in Logility license fee revenue and lower capitalized software amortization expenses. This increase was partially offset by expenses incurred related to the Logility tender offer process in the three months ended July 31, 2009.

Our IT consulting segment operating income decreased 58% and 50% for the three and nine months ended January 31, 2010, respectively, compared to same period in fiscal 2009 due to decreases in revenues and lower gross margins. The declines in revenues resulted from reduced utilization of outside contractors by several customers due to poor economic conditions.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three and nine months ended January 31, 2010, the increase in other income was due primarily to higher unrealized gains on investments as a result of improved financial market conditions as compared to net unrealized losses on investments for the same period in prior years, increased interest income on our investments achieved as a result of our investment mix consisting of more certificates of deposit and municipal bonds, and to a lesser extent higher rental income when compared to the same period last year. We recorded total losses of approximately $18,000 for the three months ended January 31, 2010 and total gains of $249,000 for the nine months ended January 31, 2010, compared to total losses of approximately $438,000 and $2.4 million for the three and nine months ended January 31, 2009, respectively, from our trading securities.

For the three and nine months ended January 31, 2010, our investments generated an annualized yield of approximately 1.23% and 1.27%, respectively, compared to approximately 1.70% and 1.42% for the three and nine months ended January 31, 2009, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we establish a valuation allowance against deferred tax assets for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. We recorded several discrete tax items in the first quarter of fiscal 2010 as result of the Logility tender offer process. During the three months ended January 31, 2009, we increased our valuation allowance against certain deferred tax assets related to capital assets by approximately $250,000, which was treated as a discrete tax item in the period recorded. This is the primary reason for the decrease in our effective tax rate to 39.0% in the three months ended January 31, 2010 compared to our effective rate of 49.1% in the three months ended January 31, 2009 and for the decrease in our effective tax rate to 38.2% in the nine months ended January 31, 2010 from our effective tax rate of 39.8% in the nine months ended January 31, 2009. We expect our effective rate to be between 37% and 39% during fiscal year 2010.

Noncontrolling Interest

Noncontrolling interest is a function of our majority-owned subsidiaries’ earnings or losses, with noncontrolling interest losses recorded when these subsidiaries have earnings, and noncontrolling interest earnings recorded when they have losses. As of July 9, 2009, we acquired the remaining outstanding shares of Logility. As a result of this transaction, for the nine months ended January 31, 2010 we recorded only the portion of noncontrolling interest expense incurred through the acquisition date. For the portion of the nine months ended January 31, 2010 prior to the July 9, 2009 acquisition date, we recorded noncontrolling interest expenses of approximately $90,000, and for the nine months ended January 31, 2009 we recorded noncontrolling interest expenses of approximately $487,000. Since we now own 100% of Logility, there will not be any noncontrolling interest recorded in future periods.

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

The following tables show information about our cash flows and liquidity positions during the nine months ended January 31, 2010 and 2009. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

	Nine Months Ended January 31, (in thousands)
	2010	2009
Net cash (used in) provided by operating activities	$(3,740)	$2,924
Net cash used in investing activities	(2,895)	(14,900)
Net cash used in financing activities	(6,758)	(7,872)

Net change in cash and cash equivalents	$(13,393)	$(19,848)

For the nine months ended January 31, 2010, the net increase in cash used in operating activities when compared to cash provided by operating activities during the same period last year was due primarily to an increase in purchases of trading securities, an increase in customer accounts receivables caused by the timing of closing customer sales, an increase in unrealized gain on investments due to an improving market compared to unrealized losses in the same period last year, lower depreciation and amortization expense due to timing of capitalized software development, a larger decrease in deferred revenues due to timing of revenue recognition, lower proceeds from the maturity of trading securities and reduced minority interest expense due to the completion of the Logility tender offer. These factors were partially offset by an increase in net earnings, an increase in accounts payable and other accruals due to timing of payments, an increase in the proceeds of trading securities due to timing of sales, a decrease in prepaid expenses due to timing of marketing related purchases and lower deferred income taxes.

The decrease in cash used in investing activities when compared to the same period in the prior year was due primarily to a decrease in the purchases of investments and property and equipment, partially offset by a decrease in proceeds in maturities of investments and the repurchase of the noncontrolling interest in Logility in connection with the Logility tender offer.

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

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of January 31, (in thousands)
	2010	2009
Cash and cash equivalents	$24,236	$39,388
Short and Long-Term Investments	29,519	30,933

Total cash and short and long-term investments	$53,755	$70,321

Net (decrease) increase in total cash and investments (nine months ended January 31)	$(17,339)	$(5,820)

Our total activities used cash and investments during the nine months ended January 31, 2010, when compared to the prior year period, due primarily to the repurchase of a noncontrolling interest (Logility tender offer), changes in operating assets and liabilities noted above and the payment of the quarterly dividend.

Days Sales Outstanding in accounts receivable were 67 days as of January 31, 2010, compared to 61 days as of January 31, 2009. This increase was due in part to the timing of closing and collecting license fees sales. Our current ratio on January 31, 2010 was 2.5 to 1 and on January 31, 2009 was 3.1 to 1. This ratio decreased primarily due to the decrease in cash and investments as a result of the repurchase of a noncontrolling interest (Logility tender offer) and the purchase of municipal bonds with a maturity of greater than twelve months that are classified as long-term investments.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $53.8 million in cash and investments with no debt as of January 31, 2010, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of March 10, 2010 we have repurchased approximately 2.9 million shares of common stock at a cost of approximately $11.2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2009, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to VSOE, bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At January 31, 2010, our goodwill balance was $11.7 million and our intangible assets with definite lives balance was approximately $602,000, net of accumulated amortization.

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

Foreign Currency. In the three and nine months ended January 31, 2010, we generated approximately 10% and 11%, respectively of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $17,000 for the three months ended January 31, 2010 and gains of $64,000 for the nine months ended January 31, 2010, compared to exchange rate losses of approximately $198,000 and $394,000 for the three and nine months ended January 31, 2009, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $126,000 exchange gain or loss for the nine months ended January 31, 2010. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of January 31, 2010 was approximately $53.8 million compared to $70.1 million as of January 31, 2009.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended January 31, 2010:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2009 through November 30, 2009	0	$0.00	0	1,304,665
December 1, 2009 through December 31, 2009	40,400	$6.13	40,400	1,264,265
January 1, 2010 through January 31, 2010	0	$0.00	0	1,264,265

Total Fiscal 2010 Third Quarter	40,400	$6.13	40,400	1,264,265

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Bylaws dated May 18, 2009

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: March 10, 2010	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: March 10, 2010	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 10, 2010	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer