Form 10-K
period 2010-04-30
AMERICAN SOFTWARE INC
filed 2010-07-14
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, 22,462,294 Class A Common Shares and 2,877,086 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 30, 2009) of the Class A shares held by non-affiliates on that date was approximately $144.4 million. At July 9, 2010, 22,762,329 Class A Common Shares and 2,747,086 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2010

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

Although we believe that the goals, plans, expectations, and prospects reflected by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, dependence on particular market segments or customers, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, the challenges and risks associated with integration of acquired product lines, companies and services, as well as a number of other risk factors that could affect our future performance. Factors that could cause or contribute to such differences include, but are not limited to, those we discuss under the section captioned “Risk Factors” in Item 1A. of this Form 10-K as well as the cautionary statements and other factors that we discuss in other sections of this Form 10-K.

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

The SCM segment consists of Logility, Inc. (“Logility”), which provides collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (1) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (2) New Generation Computing (NGC), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

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

The Internet enhances the ability of organizations to integrate their business processes through collaborative planning to synchronize internal assets and production with external demand and supplier capabilities. Global Internet technology adoption and supply chain strategies are converging to create a competitive advantage by reducing the cost of goods sold, improving customer service, building global brands and increasing global supply chain visibility as companies move product to the market quicker. Our customers’ goal is to provide the right product in the right place at the right time at a competitive price.

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

Business Segments

Segment 1—Supply Chain Management—Logility, Inc.

Logility, our wholly-owned subsidiary, provides SCM solutions, an integrated set of supply chain planning, inventory optimization, manufacturing, and transportation and logistics solutions.

Logility was incorporated in 1996. Logility provides SCM solutions to streamline and optimize the market planning, management, production, and distribution of products for manufacturers, suppliers, distributors, and retailers. Logility’s solutions enable enterprises to increase their market visibility to build competitive advantages and increase profitability by reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions. Additionally, Logility’s solutions streamline and automate the executive sales and operations planning process to create and assess business plans that profitably match supply with demand while synchronizing supply chain operations with strategic corporate goals.

Today, Logility’s customer base is approximately 1,250 companies located in more than 74 countries, which gives Logility what we believe is the largest active installed base of supply chain planning customers among all application software vendors. Logility markets and sells the Demand Solutions® product line to the global small and midsize enterprise (SME) market through the global VAR distribution network of Demand Management, Inc. (“DMI”). Logility offers the Logility Voyager Solutions™ suite through both direct and indirect sales channels to upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

On March 19, 2010, Logility acquired certain assets of privately-held Optiant, Inc. (“Optiant”), a Boston-based provider of multi-echelon supply chain optimization systems, for approximately $3.3 million in cash. Optiant’s unique optimization technology helps manufacturing companies and distribution businesses free up millions of dollars in working capital trapped within their multi-echelon supply chains. Unlike ERP and advanced planning systems, Optiant’s systems improve both strategic inventory policies and tactical inventory targets to produce bottom-line savings, achieve higher service levels, and mitigate the impact of supply and demand variability. Its advanced modeling and simulation capabilities have helped leaders in consumer goods, high-tech manufacturing, life sciences, and other industries manage complex global supply chains to achieve specific business goals. Optiant has helped transform supply chains for respected industry leaders including Black & Decker, Procter & Gamble, Kraft, HP, Nestle, and Boston Scientific.

Logility is in the process of incorporating the Optiant products, which were formerly marketed under the PowerChain® brand, into the Logility Voyager Solutions™ suite branded as Voyager Inventory Optimization™. The addition of Optiant further strengthens Logility Voyager Solutions as a comprehensive supply chain solution marketed to midsize, large, and Fortune 1000 companies in the consumer goods, life sciences, process manufacturing, discrete manufacturing, wholesale distribution, and high-tech industries. Like other components in Logility’s suite, Voyager Inventory Optimization can be deployed as a stand-alone solution or as a part of a broader supply chain initiative.

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

Logility’s cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits and VAR commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect sales channel.

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

Supply Chain Industry Background

In response to increasing global competition, volatile market demand, shorter product life cycles and reduced lead times, companies are continually seeking new ways to enhance the productivity and profitability of their operations. Companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise network or supply chain can realize significant competitive advantages in the form of lower costs, greater customer responsiveness, reduced stock-outs, more efficient sourcing, reduced inventory levels, synchronized supply and demand, improved transportation and logistics operations, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners (customers, suppliers, manufacturers, distributors and retailers) to source, manufacture and deliver goods and services to the end customer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that influence the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

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

Companies are increasingly deploying supply chain application solutions to address their supply chain planning and supply chain execution requirements. The supply chain planning function involves the use of information to facilitate the on-time delivery of the right products to the correct location at the right time and at the lowest total cost. The planning process focuses on forecasting and demand management, inventory and supply optimization, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service.

The supply chain execution function addresses procuring, manufacturing, warehousing, fulfilling orders, distributing products, and delivery to customers throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with supply chain planning and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors.

According to the Gartner, Inc. 2009 Supply Chain Management End User Study, 27% of respondents said supply chain excellence was a main or key differentiator for their companies and 47% said supply chain was one of several differentiators. In the firm’s April 2010 report, Key Issues for SCM IT Leaders, 2010, research also revealed that the number one imperative of supply chain initiatives is to improve efficiency and productivity.

The report revealed there are barriers to achieving these goals, including:

•	Forecast accuracy/demand variability (59%)

•	Supply chain network complexity (42%)

•	Lack of internal cross functional collaboration and visibility (39%)

In 2010, companies are continuing to emphasize supply chain cost reductions. However, an even greater focus will be on improving productivity as a driver for the cost reduction. As stated in the 2010 Gartner report, “to survive in this new world, companies will need to be to more agile, possess a clear view of the performance levels of their total supply chains, assess alternative plans and strategies quickly and collaborate effectively with important trading partners.”

In order to effectively manage and coordinate supply chain activities, companies require demand planning, supply planning, inventory optimization, global sourcing, transportation and logistics management, and performance management software that provides for integrated communication, optimization and collaboration among the various stakeholders throughout the supply chain network. This enhanced collaboration optimizes production and distribution plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays, excess inventory and distribution network problems.

Sales and Operations Planning (S&OP) is an executive-level management process designed to orchestrate a company’s strategic plans and tactical operations throughout the supply chain. According to a May 2009 AMR Research report, Sales and Operations Planning: Transformation From Tradition, companies with a mature S&OP process achieved impressive results that can be crucial to helping cash-strapped companies through the recession. The May 2009 report highlights these benefit metrics:

•	Improved revenue by 2% to 5%;

•	Reduced inventories by 7% to 15%; and

•	Improved the success of new product launch commercialization by 20%.

We believe that traditional ERP systems alone do not provide the visibility, depth, flexibility or optimization required to effectively meet the demands of today’s intensely competitive global environment. Organizations are demanding supply chain solutions that are modular and scaleable to extend ERP functionality, fit the dynamic needs of their businesses, deploy quickly and deliver rapid time-to-benefit.

Additionally, market drivers for more sophisticated software are finding their way downstream. Issues that the multi-billion dollar companies faced ten years ago are affecting even the low end of the SME market today. Increasingly, Logility’s customers have to manage offshore manufacturing requirements, which often extend time-to-market, as well as the unique challenges associated with selling to mass merchants. With new, increasingly complex data management needs to monitor global supply lines and deal with the retailers’ demand for accurate forecast and supply visibility, the SME market is outgrowing spreadsheets for demand planning and turning to automated supply and demand, inventory and replenishment management software.

Logility Products and Services

Leveraging its SCM expertise, Logility has been an innovator in developing and deploying supply chain solutions, with its first Internet-based collaborative planning software application implemented in 1996. Logility continues to invest and expand its innovative solutions, which support the Collaborative Planning, Forecasting and Replenishment (CPFR®) standards defined by the Voluntary Interindustry Commerce Standards Association (VICS) as well as other collaborative supply chain standards such as vendor managed inventory and S&OP.

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

With approximately 1,250 customers in more than 74 countries, Logility is a leading provider of collaborative supply chain solutions that help small, midsize, and large, as well as Fortune 1000, companies realize substantial bottom-line results. Logility provides two product suites, Logility Voyager Solutions and Demand Solutions, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite of products features performance monitoring capabilities and provides supply chain visibility; demand, inventory and replenishment planning; S&OP, supply and inventory optimization; manufacturing planning and scheduling; transportation planning and management; and warehouse management. The Demand Solutions product suite provides forecasting, demand planning, replenishment and point-of-sale analysis for maximizing profits for small to midsize manufacturing, distribution and retail operations.

Logility has licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including A.O. Smith, Abbott Diabetes Care, Alberto Culver, Armour Eckrich, Augusta Sportswear, Avery Dennison Corporation, Berry Plastics Corporation,, Continental Mills, Electrolux, Farnell InOne, Fastenal Company, Huhtamaki, Jarden Corporation, Johnstone Supply, Kraft, L’Oreal, Malt-O-Meal Company, New Balance, Pernod-Ricard, Pfizer, Porsche, Procter & Gamble, Remington Products Company, Rexnord, Shaw Industries, Shiseido Americas, Sigma Aldrich, Starbucks China, Trek Bicycle, Verizon Wireless, Warnaco, and VF Corporation. Logility sells products and services through direct and indirect channels. Logility derived approximately 17% of its revenues in the fiscal year ended April 30, 2010 from international sales.

Product Features: Logility Voyager Solutions

Logility Voyager Solutions is an integrated software suite that provides advanced SCM including collaborative planning, strategic network design, multi-echelon inventory optimization, optimized supply sourcing, production management, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service. Logility Voyager Solutions incorporates performance management analytics to drive decision support for critical processes such as demand management, inventory and supply optimization, manufacturing planning and scheduling, transportation planning and management and S&OP.

The Logility Voyager Solutions software suite is modular and scaleable to meet the management requirements of global organizations involving tens of thousands of products with complex manufacturing or distribution networks. In addition, the Logility Voyager Solutions suite interfaces with a broad range of existing enterprise applications deployed on a variety of Internet and client/server operating environments and platforms.

Logility’s customers can implement these modules individually, in combinations or as a comprehensive solution suite. Logility Voyager Solutions supports multiple deployment environments, such as Microsoft Windows and UNIX on Oracle and Microsoft SQL Server databases. The following summarizes key features of the Logility Voyager Solutions product suite:

LOGILITY VOYAGER SOLUTIONS FOR COLLABORATIVE SUPPLY CHAIN MANAGEMENT

These applications allow companies to plan, manage, optimize and measure their supply chain operations and strategic trading partner relationships for direct material procurement, production, logistics and customer order fulfillment. Logility Voyager Solutions provides a performance-based architecture that allows companies to manage supply chain processes on an exception basis. Companies can proactively monitor, alert, measure and resolve critical supply chain events both within their own companies and throughout the extended value chain.

SUPPLY CHAIN COLLABORATION

Logility Voyager Solutions accelerates S&OP, as well as strategic trading partner relationships. Logility Voyager Solutions allows companies to accelerate and manage demand plans, sales input, direct material procurement, fulfillment and financial goals to increase profitability and improve service.

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

Voyager Fashion Forecasting™ helps boost profits with unique capabilities that address the challenges of collection launches for fashion-driven businesses.

Voyager Demand Planning™ helps reconcile differences between high-level business planning and detailed product forecasting. Aligning inventory with customer demand, this solution makes it easier to boost service levels, shorten cycle times and reduce inventory obsolescence.

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

INVENTORY OPTIMIZATION

Logility Voyager Solutions enables enterprises to set optimal inventory targets at each node of a multi-echelon distribution network to match strategic inventory goals and service levels.

Voyager Inventory Optimization™ optimizes strategic and tactical inventory investments across multi-echelon manufacturing and distribution networks to meet business and service level objectives for complex supply chains with multiple stages of inventory.

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

Voyager Manufacturing Planning™ creates optimized constraint-based manufacturing schedules and compares multiple schedule scenarios to determine the optimal trade-off between manufacturing efficiencies, inventory investments and greenhouse gas emissions, providing lower costs and increased product availability.

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

Demand Solutions offers two separate product suites: traditional and DSX. The traditional suite continues to build on its 25-year heritage supporting the global SME market. DSX was introduced in February 2010 and combines this history of supply chain experience with the latest technology to create a highly flexible supply chain planning solution. Built on a flexible architecture with configurability, performance and security in mind, DSX is the culmination of more than two decades of customer-driven supply chain functionality. Both suites offer the same robust functionality which allow our customers a path to growth without the costly purchase of a new supply chain suite of products

The Demand Solutions application suite makes it easier to predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability. Demand Solutions is a complete time-phased, multi-tiered planning and replenishment system and a proven platform for vendor managed inventory. Demand Solutions helps manufacturers, wholesalers and distributors exchange information for inventory, proactively manage demand rather than operate in reactive mode, and increase profitability.

Demand Solutions Forecast Management provides a powerful yet easy-to-use demand planning solution that fits virtually any industry and deploys quickly. The system offers significant flexibility and allows the user to select the forecasting formula which best addresses each item’s demand pattern to develop an accurate forecast of future demand.

Demand Solutions Requirements Planning incorporates collaborative planning capabilities to streamline supply activities from the production line through delivery. With instant analysis of the projected demand for unlimited items against current inventory, Demand Solutions Requirements Planning recommends the ideal inventory level for each shipping destination, providing valuable visibility up and down the supply chain.

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

Demand Solutions Advanced Planning and Scheduling is a powerful and easy-to-use production scheduling solution that supports both the process and discrete enterprise environment and quickly produces accurate schedules taking into account machines, personnel, tooling and inventory constraints. The Demand Solutions Advanced Planning and Scheduling software enables manufacturers to balance material, capacity and shop floor schedules simultaneously to meet customer demand “on-time” at the lowest costs.

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

Demand Solutions Retail Planning enables manufacturers, distributors and retailers to collaboratively produce, ship and replenish product based on point-of-sale (POS) data. Highly accurate and easy to use, Demand Solutions Retail Planning can track thousands of SKUs in more than one hundred locations, resulting in optimized store-level replenishment, reduced out-of-stocks, greater inventory turns, elevated customer service levels and increased profits. Demand Solutions Retail Planning is designed around the philosophy of continuous replenishment, enabling actual demand to be consolidated from each POS location and routed to suppliers. Demand Solutions Retail Planning leverages detailed analysis and strategic assortment planning for a store or group of stores. The result is a collaborative, highly responsive value chain from manufacturer or distributor to retail.

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

Flow Manufacturing is a software solution that supports pull-based manufacturing. We believe that Flow Manufacturing, also referred to as “lean” or “agile” manufacturing, will become a key competitive advantage to companies as e-business increases consumer expectations for faster deliveries, reduced pricing and more highly customized products.

Our e-applications are solutions for conducting business on the Internet that can web-enable specific business functions through integration with existing ERP or legacy systems. Currently, e-applications are available for the following applications: e-procurement, e-store, e-expenses, e-forms, e-payables, e-receivables, Purchase Order Tracking and Vendor Collaboration, Requisition Tracking, Shipment Tracking, e-process management and e-connect, a seamless, XML-enabled data exchange. We believe that these products represent a cost-effective solution for customers with an e-business requirement.

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

The following is a summary of our main ERP software solutions outside of our New Generation Computing, Inc. subsidiary:

Manufacturing Modules

Companies may use e-Intelliprise with traditional material requirements planning (MRP) II manufacturing and/or Flow Manufacturing modules. The modules listed below are the solution components within traditional manufacturing:

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

Front-to-Back Office Integration. e-Intelliprise provides complete integration of e-business transactions to the entire ERP system, which is critical to the success of an enterprise. This supports comprehensive and consistent flow of information throughout the enterprise and supply chain. Fulfillment issues that have been experienced by some “e-tailers” can be resolved through front-to-back office integration. e-Intelliprise is a single solution for support of traditional and e-business activities.

Rules-Based Architecture. e-Intelliprise is very flexible due to its rules-based architecture. This allows the ERP data to be presented based upon the profile of the user.

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

AsIrecall

AsIrecall is an integrated document management solution for the capture, storage and retrieval of documents. AsIrecall enables the automation of document-based business processes within the enterprise. AsIrecall enables not only the retrieval of scanned images such as packing slips, picking tickets, etc., but also the retrieval of spool files created within the ERP system. Documents can be stored in a variety of file types (TIFF, JPG, BMP, PDF, DOC, HTML), and EDI files can be converted to viewable documents.

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

e-SPS. NGC has designed e-SPS to provide a wide range of supply chain management solutions over the Internet. e-SPS is a powerful software application for companies producing and sourcing products around the world. Users include retailers, apparel manufacturers, brand managers, footwear companies, importers, contractors, agents, brokers, and logistics providers. e-SPS users around the world only need a web browser to use and update the system. e-SPS employs secure hierarchical views to select data that is appropriate for each user. It creates triggers and alerts automatically based on events defined in the time and action calendars, business processes and other specific collaboration issues. Barcode labels and ASNs facilitate distribution channel receipts. e-SPS provides end-to-end visibility into the supply chain from product inception to distribution channel reception, all in real time. Several industry leaders have successfully implemented this product, including Armani Exchange, Wilson’s Leather, Maidenform, Carter’s, VF Corporation, Casual Male Retail Group, and Russell Corporation. e-SPS includes the following functions and features:

•	Specification Creation and Delivery

•	Product Development Tracking

•	Request for Quotation and Bid Exchange

•	Pre-Production Calendaring

•	Purchase order creation and/or interface to ERP Systems

•	Supplier/factory order acknowledgements/confirmations

•	Track the progress of orders (Routes, Stages, and Milestones)

•	Supplier/Factory Scorecards based on performance standards

•	Capture quality data and facilitate the early detection of quality problems

•	Scan, pack, barcode, and ship the product with ASNs

•	Track the logistics of the shipments

•	Identify and collaboratively resolve issues

•	Analyze, evaluate and monitor efficiencies, on-time deliveries, and quality

•	Exception Reporting and Executive Information System

•	No software is needed at the remote site, only an Internet browser

RedHorse. RedHorse is a comprehensive ERP system designed specifically for the sewn products industry. It consists of 12 optional modules: Customer Order Processing, EDI Information System, Invoicing and Accounts Receivable, Finished Goods Inventory Control, Purchasing and Receiving, Components Inventory, Accounts Payable, General Ledger, Import Management, Remote Plant Management, Production Planning and Screen Printing and Embroidery. RedHorse features include:

•	Scaleable MS SQL Database

•	Customer Order Processing

•	Production Control

•	Royalty Management

•	Bar Coded Piece Goods Control

•	Blanks Inventory

•	EDI Management

•	Financial Accounting

•	Remote Inventory Management

•	Outbound Scan/Pack/ASN

•	Powerful Report Generator

•	Client server for remote access

•	Object-oriented development

•	Information Portal for Internet access

•	Integration with DMI forecasting, MS FRX Financials, DCCS Warehouse Management and UPS/FedEx

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

FMS. Full package production has become an important part of the overall sourcing strategy for many apparel manufacturers. A Full Package environment includes many business activities beyond the sewing process. FMS has been created to address these multiple and complex business processes. Some of the business processes encompassed in the bi-lingual (Spanish and English) FMS system features are:

•	Purchasing and receiving

•	Fabric inventory

•	Trim inventory

•	Bills of material

•	Requirements planning

•	Accounts payable

•	Order processing

•	Cut processing

•	Finished goods inventory

•	Invoicing

•	Accounts receivable

•	Quality control

•	EDI

•	Bar-coded carton labels and electronic ASNs

•	Production planning

•	Factory tracking for control of local and remote production facilities

•	Import utility for cut/order data from manufacturer’s ERP system

•	Production control and bar-coded payroll system

•	Interface to web-based e-SPS

EZ-Ship. EZ-Ship facilitates a global sourcing strategy for companies producing sewn products around the world. This multi-lingual system allows for shipping to multiple distribution centers or customers from factories, contractors and suppliers. EZ-Ship supports unlimited ASN and label formats, thereby giving remote shipping sites greater flexibility. EZ-Ship uses a standard import/export data set to easily integrate with most ERP or Distribution Center systems. EZ-Ship also integrates with TPM and e-SPS. EZ-Ship utilizes a web-enabled FTP data exchange utility to easily facilitate data transfer between host and remote systems. Other features of EZ-Ship include:

•	Scans UPC labels

•	Creates/scans UCC-128 labels

•	ASNs

•	Manifests

•	Commercial invoices

•	Bills of lading

•	Validates carton and shipment accuracy

•	Carton-level quality

Segment 3—IT Consulting

The Proven Method, Inc.

The Proven Method, Inc., our wholly-owned subsidiary, is a technology services firm that specializes in assisting a diverse customer base to solve business issues with realistic and effective technology solutions. The Proven Method maintains a full-time staff of project management, business consultants and technical specialists possessing a wide range of technical skills, business applications, and industry experience.

A key differentiator of The Proven Method is its ability to offer flexible solutions to customers based on current economic conditions. We provide solutions based on how our customers are running their businesses, thereby meeting their specific needs. Customers today efficiently manage their technology investments by implementing lower cost technologies to provide a direct and immediate revenue benefit. The Proven Method helps our customers drive revenue and targets customer satisfaction through their awareness of the best technologies available.

The solutions we provide can range from web applications to complex Business Intelligence applications and solutions. Business Intelligence consists of the development and implementation of a reporting process for dealing with very large volumes of data and multiple business entities/components. Our customers are Internet savvy and knowledgeable in wireless solutions, social networking and channeling implementations, server and desktop virtualization, and deployment of interactive applications. They rely on The Proven Method to provide a fast return on investment, and our customers’ success in turn enhances brand awareness of The Proven Method among other customers and potential customers.

The cross-industry and multiple resource skills The Proven Method has acquired since 1995 enables us to provide services to customers of virtually any type or size. The Proven Method customers benefit from our services in several different ways:

Professional Services / Project Management—Some rely on The Proven Method to serve in lieu of an in-house applications development group. The Proven Method provides these firms with the management, business and technical experience necessary to run an entire IT organization. Other companies will typically outsource complete application development projects to The Proven Method, particularly when their internal project management and technical personnel face a combination of critical timing and heavy backlog.

Staff Augmentation—Other customers call on The Proven Method to provide supplemental management and technical resources for a skill or technical discipline they may not currently possess or if they simply need more of a particular set of skills. The Proven Method enables its customers to leverage their employees who have multiple skills to cover more job functions with fewer resources.

Infrastructure and Consulting Services—The Proven Method has helped chief information officers to manage costs and align spending to match budget expectations and deliverables. The Networking and Infrastructure group offers a wide range of end-to-end communications services, delivering timely and cost effective solutions. They manage telecommunications data center build-outs, as well as integrate voice, data, IP, and networks seamlessly over coax cable, fiber cable, VOIP or space optics. The Proven Method offers advanced technology communications services.

The Proven Method has worked with customers such as: Aon, IBM, UPS, Norfolk Southern, Xerox, SunTrust Bank, Coca-Cola Enterprises, Kubota Manufacturing of North America, The Home Depot, AT&T, State of Georgia, CompuCom, Zep Inc, Chick-fil-A, Global Payments, Verizon, Catlin Group Ltd, Federal Home Loan Bank of Atlanta, Fulton Paper, Aaron Rents, AutoTrader.com, Nalco Chemical, Georgia Tech Research Institute and numerous other customers throughout the Southeast and the United States.

See Note 10 to the Consolidated Financial Statements for further business segment information.

Customers

We primarily target businesses in the retail, apparel, consumer packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. A sample of companies that have purchased one or more of our products or services during the past two fiscal years is as follows:

Consumer Goods	Chemicals, Oil & Gas, Pharmaceuticals	Retail & Apparel	Manufacturing and Others
American Italian Pasta	Abbott Laboratories	A/X Armani Exchange	American Racing
Ashley Furniture	Arch Corporation	Augusta Sportswear	A.O. Smith Water Products
Avery Dennison Corporation	Berry Plastics Corporation	Bernhardt Furniture	Cengage Learning
BASF Corporation	Bracco Spa	Boots UK, Ltd.	Cintas
Basic American Foods	Cambrex Karlskoga AB	Boston Apparel Group	Corning Cable Systems
C&C Group	Chamberlin-Edmonds	Broder Brothers	Dal-Tile Corporation
Carriage House Companies	CooperVision	Brookstone	Dassault Falcon Jet
Clement Pappas	Dow Chemical Company	Brown Shoe Company	IBM/Synertech
Constellation Wines	Ego Pharma Australia	Cache	Ingram Micro
Cott Beverages	Fisher Scientific International	Carters	Intertape Polymer Group
Farley’s & Sathers Candy Company	Genzyme Diagnostics	Casual Male Retail Group	Land of Nod
Gloria Jean’s Coffee International Pty	Herbalife	Dick’s Sporting Goods	Louisiana Pacific
Hamilton Beach Proctor-Silex	Kaiser Healthcare	Everlast Worldwide	Microsoft
Hooker Furniture	Millipore	Fastenal Company	Newell Rubbermaid
Huhtamaki	NB Coatings	Foot Locker	Parker Hannifin
Jarden Consumer Products	PDVSA	Georogia Boot	Porsche Cars North America
Kraft	Pfizer, Inc.	Handcraft Manufacturing Corp.	Reliable Automatic Sprinkler
L’Oreal USA	Sandoz	Hugo Boss	School Specialty
Lance	Shell Oil Company	Jerry Leigh Entertainment	Siemens Healthcare Diagnostics
Levolor	Sigma-Aldrich Corporation	Jos. A. Banks Clothiers	Thomas Built Buses
Malt-O-Meal Company	West Pharmaceutical	Juicy Couture	Weyerhauser
Maybelline Inc.		Landau Uniform
McCain Foods	Wholesale Distribution	Lululemon Athletica	Telecommunications & Utilities
Mizuno USA	Amerisource Bergen	Maidenform	British Telecom
Nestle	Barnes Distribution	New Balance	Energy Future Holdings
Parmalat	CHF Industries	Polo Ralph Lauren	Huntsville Utilities
Pernod-Ricard	Donaldson Company	Rafaella Apparel Group	KGP Telecommunications
Procter & Gamble	Doosan Group	Rocky Shoes & Boots	Piedmont Natural Gas
Reckitt Benckisen	Farnell InOne	Roomstore	Saudi Consolidated Electric
Remington Products Company	Group SEB Holdings	Russell	Sprint Nextel
Rockline Industries	Holley Carburetors	Savane	Verifone
Stanley Works	Johnstone Supply	Stony Apparel	Verizon Wireless
Starbucks China	Komatsu Europe International	The Home Depot
Ste. Michelle Wine Estates	Remy International	Tiffany & Co.
Trek Bicycle Corporation Wm. Wrigley Jr. Company	Republic National Distributing Company	Topson Downs Unifirst Corp
Xango	Saab Aircraft	VF Corporation
	SAIC	Warnaco
	Standard Motor Products	Williamson-Dickie Manufacturing
Trelleborg
Westcon Group

One customer, The Home Depot, accounted for 12% of our total revenues during fiscal 2010. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector customers.

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

In addition to our employee sales force, we have developed a network of agents who assist in selling our products globally. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in North America, South America, Mexico, Europe and the Asia/Pacific region, distribute our product lines domestically and in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products. Our global distribution channel consists of approximately 36 organizations with sales, implementation and support resources serving customers in more than 74 countries.

We support our sales activities by conducting a variety of marketing programs including public relations, direct marketing, advertising, trade shows, product seminars, industry speakers, user group conferences and ongoing customer communication and industry analysts programs. We also participate in industry conferences such as those organized by the Association for Operations Management (APICS), the Council of Supply Chain Management Professionals (CSCMP), formerly called the Council of Logistics Management (CLM), and the Institute for Supply Management (ISM).

We also engage in third-party software alliance programs with other software vendors. These programs generally provide some type of assistance for developing or marketing software products which are compatible or complimentary with products of the other party. Under one such program, DMI was designated a Microsoft Gold Certified Partner to provide integrated supply chain products for Microsoft’s Dynamics GP and NAV solutions.

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

Logility’s current release of Logility Voyager Solutions is version 7.6 and we plan to release version 8.0 in July 2010.Version 7.6 uses an Internet-based architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution and collaborative commerce. Logility Voyager Solutions interfaces with software of leading ERP vendors such as SAP and Oracle.

The current release of the traditional Demand Solutions products is version 11 and the first release of DSX was introduced in February 2010. These products are designed to work with a wide variety of MRP, ERP and legacy enterprise applications.

Our client/server and Internet-based solutions will be important for our long-term growth. As of April 30, 2010, we employed 63 persons in product research, development and enhancement activities.

Competition

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. Our existing competitors include:

•

Large ERP application software vendors such as SAP, Oracle and Infor, each of which offers sophisticated ERP solutions that currently, or may in the future, incorporate supply chain management modules, advanced planning and scheduling, warehouse management, transportation or collaboration software;

•	Vendors focusing on the supply chain application software market, including, but not limited to, vendors such as JDA Software and Red Prairie;

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

We also expect to face additional competition as other established and emerging companies enter the market for collaborative commerce and supply chain management software and new products and technologies are introduced. In addition, current and potential competitors have made and may continue to make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in fewer customer orders, reduced gross margins and loss of market share.

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

Company Strategy

Our objective is to become a leading provider of collaborative supply chain solutions and enterprise-wide ERP to enable small, midsize, large and Fortune 1000 companies to optimize their operations associated with the planning, sourcing, manufacture, storage, and distribution of products. Our strategy includes the following key elements:

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

Continue to Expand Sales and Marketing. We intend to continue to pursue an increased share of the market for ERP and SCM software solutions by expanding our sales and marketing activities. We believe our competitive advantages include providing rapid implementation, easy-to-maintain configuration, and quick time-to-benefit across the full spectrum of customer operations. Logility intends to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, retail and manufacturing supply chains, and NCG intends to continue to focus on the apparel, sewn products, and furniture industries, adding sales and marketing resources when appropriate.

Expand Indirect Channels to Increase Market Penetration. We believe that key relationships with VARs will increase sales and expand market penetration of our products and services. The DMI acquisition added several domestic and international VARs to our indirect channel. During fiscal 2010 we continued to add VARs to the DMI channel in several countries such as China, India, and Singapore. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in more than 74 countries.

Maintain Technology Leadership. We believe that we are a technology leader in the field of collaborative supply chain optimization solutions and we intend to continue to provide innovative, advanced solutions and services to this market. We believe that Logility was one of the earliest providers of SCM software solutions on a client/server platform and on Windows, and the first to introduce a collaborative supply chain planning solution that operates over the Internet. We intend to continue to develop and introduce new and enhanced products and keep pace with technological developments and emerging industry standards.

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

Focus on Integrated Collaborative Planning and Supply Chain Execution Solution. We believe Logility is one of the few providers of truly integrated SCM software solutions addressing demand and supply planning as well as transportation and warehousing logistics requirements. Logility Voyager Solutions provides a comprehensive suite for supply chain planning, warehouse and transportation management with collaboration at its core, streamlining business processes between both internal and external trading partners. We intend to continue to focus Logility’s development initiatives on enhancing its end-to-end solution, expanding its embedded performance management architecture and introducing additional capabilities that complement its integrated solution suite.

Increase Penetration of International Markets. In the fiscal year ended April 30, 2010, we generated 11% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. Logility, along with its subsidiary, DMI, has 25 international VARs in its indirect channel. This experienced global distribution network expands Logility’s reach and provides sales, implementation and support resources, serving customers in more than 74 countries. We intend to further expand our international presence by creating additional relationships with distributors in South America, Europe, and the Asia/Pacific region.

Expand Strategic Relationships. We intend to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities. To date, Logility has entered into several marketing alliances. In addition, Logility has developed a network of international agents who assist in the sale and support of its products. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position.

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

Focus on Small, Midsize and Large Business Markets. Our broad product portfolio allows us to address the unique business needs and complexity of a wide range of enterprises with small, midsize and large global operations.

There can be no assurance, however, that we will be successful in implementing the strategies outlined above.

Employees

As of April 30, 2010, we had 291 full-time employees, including 63 in product research, development and enhancement, 48 in customer support, 79 in professional services, 61 in marketing, sales and sales support, and 40 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

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

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that we believe may have a material adverse effect on our business, financial condition, cash flow or results of operations. In that case, the trading price of our securities could decline and you may lose all or part of your investment in our company. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

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

The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased in part as a result of the deterioration in the current business climate within the United States and other geographic regions in which we operate. We expect this intensity of competition to increase in the future. Our current and potential competitors have made and may continue to make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Any significant consolidation among ERP or supply chain software companies could adversely affect our competitive position. Increased competition has resulted and in the future could result in price reductions, lower gross margins, longer sales cycles and the loss of market share. Each of these developments could have a material adverse effect on our operating performance and financial condition.

Many of our current and potential competitors have significantly greater resources than we do, and therefore we may be at a disadvantage in competing with them.

We directly compete with other supply chain software vendors, including SAP, Oracle Corporation, JDA Software Group, SAP AG, Infor, Inc., Manhattan Associates, Lawson Software Inc. and others. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The ERP software market has experienced significant consolidation. This consolidation has included numerous mergers and acquisitions, including takeovers such as the Oracle acquisitions of PeopleSoft, Retek, ProfitLogic, Inc., 360 Commerce, Siebel Systems, Inc. and Global Logistics Technologies, Inc.; SAP AG’s acquisitions of Triversity, Inc. and Khimetics. Inc.; and JDA Software’s acquisition of Manugistics Group and i2 Technologies. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations where we suspect that large competitors, in order to encourage customers to purchase licenses of non-retail specific applications and gain retail market share, have also offered to license at no charge certain retail software applications that compete with our solutions. If competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge, this may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition. Also, some prospective buyers are reluctant to purchase applications that could have a short lifespan, due to an acquisition resulting in the application’s life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from a larger vendor than us since those larger vendors offer a wider range of products. Furthermore, certain of these larger vendors, such as Oracle, may be capable of bundling their software with their database applications, which underlie a significant portion of our installed applications. When we compete with these larger vendors for new customers, we believe that these larger businesses often attempt to use their size as a competitive advantage against us.

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

We also face competition from the corporate information technology departments of current or potential customers capable of internally developing solutions and we compete with a variety of more specialized software and services vendors, including:

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

Disruptions in the financial and credit markets, the continuing economic downturn, and other external influences in the U.S. and global markets may reduce demand for our software and related services, which may negatively affect our revenues and operating results.

Our revenues and profitability depend on the overall demand for our software, professional services and maintenance. Regional and global changes in the economy and financial markets, such as the current severe global economic downturn, have resulted in companies reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. Current adverse conditions in credit markets, reductions in consumer confidence and spending, the fluctuating cost of fuel and commodities and their effects on the U.S. and global economies and markets are examples of negative changes that have delayed or canceled certain potential customer purchases. Furthermore, the uncertainty posed by the long-term effects of conflicts in the Middle East, terrorist activities, related uncertainties and risks, and other geopolitical issues may also adversely affect the purchasing decisions of current or potential customers. Recent weakness in European economies may adversely affect demand for our products and services, both directly and by adversely affecting business conditions that our customers face, as many of our U.S. customers rely heavily on European sales. There can be no assurance that government responses to the disruptions in the financial markets or to weakening economies will restore confidence, stabilize markets or increase liquidity and the availability of credit.

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

Our future operating results depend significantly upon the continued service of a relatively small number of key senior management and technical personnel, including our Chief Executive Officer, James C. Edenfield. None of our key personnel are bound by long-term employment agreements. We do not have in place “key person” life insurance policies on any of our employees. The loss of Mr. Edenfield or one or more other key executives could have an adverse effect on us.

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

We believe that our future growth also will depend on developing and maintaining successful strategic relationships with systems integrators and other technology companies. Our strategy is to continue to increase the proportion of customers served through these indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop these indirect channels. This investment could adversely affect our operating results if these efforts do not generate license and service revenue necessary to offset this investment. Also, our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels will reduce our consulting service revenues, as the third-party systems integrators generally provide these services. As indirect sales increase, our direct contact with our customer base will decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, these systems integrators and third-party software providers may develop, acquire or market products competitive with our products. Our strategy of marketing our products directly to customers and indirectly through systems integrators and other technology companies may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent that different systems integrators target the same customers, systems integrators may also come into conflict with each other. Any channel conflicts that develop may have a material adverse effect on our relationships with systems integrators or harm our ability to attract new systems integrators.

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

Because license and implementation fees for our software products are substantial and the decision to purchase our products typically involves members of our customers’ senior management, the sales process for our solutions is lengthy. Accordingly, the timing of our license revenues is difficult to predict, and the delay of an order could cause our quarterly revenues to fall substantially below our expectations and those of public market analysts and investors. Moreover, to the extent that we succeed in shifting customer purchases away from individual software products and toward more costly integrated suites of software and services, our sales cycle may lengthen, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in sales could cause significant shortfalls in our revenues and operating results for any particular period. Also, it is difficult for us to forecast the timing and recognition of revenues from sales of our products because our existing and prospective customers often take significant time evaluating our products before licensing them. The period between initial customer contact and a purchase by a customer may vary from nine months to more than one year. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

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

If our customers elect not to renew maintenance contracts after the initial maintenance period and the loss of those customers is not offset by new maintenance customers, our maintenance revenues and total revenues would be adversely affected.

Upon the purchase of a software license, our customers typically enter into a maintenance contract with a term from approximately one to three years. If, after this initial maintenance period, customers elect not to renew their maintenance contracts and we do not offset the loss of those customers by new maintenance customers as a result of new license fees, our maintenance revenues and total revenues would be adversely affected.

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

The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products or services in an effort to recapture or gain market share or to sell other products or services, we may need to lower prices or offer other favorable terms in order to compete successfully. For these and other reasons, in the future we may choose to make changes to our pricing practices. For example, we may (1) offer additional discounts to customers, (2) increase (or decrease) the use of pricing that involves periodic fees based on the number of users of a product, or (3) change maintenance pricing. Such changes could reduce margins or inhibit our ability to sell our products.

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

Our core products face competition from new or modified technologies that may render our existing technology less competitive or obsolete, reducing the demand for our products. As a result, we must continually redesign our products to incorporate these new technologies and to adapt our software products to operate on, and comply with evolving industry standards for, hardware and software platforms. Maintaining and upgrading our products to operate on multiple hardware and database platforms reduces our resources for developing new products. Because of the increased costs of developing and supporting software products across multiple platforms, we may need to reduce the number of those platforms. In addition, conflicting new technologies present us with difficult choices of which new technologies to adopt. If we fail to anticipate the most popular platforms, fail to respond adequately to technological developments, or experience significant delays in product development or introduction, our business and operating results will be negatively impacted.

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

Implementation of our products can be complex, time-consuming and expensive, customers may be unable to implement our products successfully, and we may become subject to warranty or product liability claims, which could be costly to resolve and result in negative publicity.

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

Historically, we generally have been able to recognize software license revenue upon delivery of our solutions and contract execution. Customers and prospects could ask for unique capabilities in addition to our core capabilities to give them a competitive edge in the market place. These instances could cause us to recognize more of our software license revenue on a contract accounting basis over the course of the delivery of the solution rather than upon delivery and contract execution. The period between the initial contract and the completion of the implementation of our products can be lengthy and is subject to a number of factors (over many of which we have little or no control) that may cause significant delays. These factors include the size and complexity of the overall project. As a result, a shift toward a higher proportion of software license contracts requiring contract accounting would have a material adverse effect on our operating performance and financial condition and cause our operating results to vary significantly from quarter to quarter.

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

Accounting rules require the use of the purchase method of accounting in all new business acquisitions. Many acquisition candidates have significant intangible assets, and an acquisition of these businesses would likely result in significant amounts of goodwill and other intangible assets. The purchase method of accounting for business combinations may require large write-offs of any in-process research and development costs related to companies being acquired, as well as ongoing amortization costs for other intangible assets valued in combinations of companies. Goodwill and certain other intangible assets are not amortized to income, but are subject to at least annual impairment reviews. If the acquisitions do not perform as planned, future write-offs and charges to income arising from such impairment reviews could be significant. In addition, these acquisitions could involve acquisition-related charges, such as one-time acquired research and development charges. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net earnings in the quarter of the combination and for several subsequent years. We may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

We may not realize the expected benefits from our acquisition of the outstanding stock of Logility.

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

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	longer collection cycles;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities, particularly throughout Europe;

•	reduced protection for intellectual property rights in some countries;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to conflicts in the Middle East and other American policies that may be unpopular in certain countries;

•	increasing political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries;

•	difficulties in enforcing agreements through foreign legal systems;

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

Our agreements normally contain provisions designed to limit our exposure to potential liability claims and generally exclude consequential and other forms of extraordinary damages. However, these provisions could be rendered ineffective, invalid or unenforceable by unfavorable judicial decisions or by federal, state, local or foreign laws or ordinances. For example, we may not be able to avoid or limit liability for disputes relating to product performance or the provision of services. If a claim against us were to be successful, we may be required to incur significant expense and pay substantial damages, including consequential or punitive damages, which could have a material adverse effect on our business, operating results and financial condition. Even if we prevail in contesting such a claim, the accompanying publicity could adversely affect the demand for our products and services.

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

Maintaining the security of computers and computer networks is an issue of critical importance for our customers. Attempts by experienced computer programmers, or hackers, to penetrate client network security or the security of web sites to misappropriate confidential information are currently an industry-wide phenomenon that affects computers and networks across all platforms. We have included security features in certain of our Internet browser-enabled products that are intended to protect the privacy and integrity of customer data. In addition, some of our software applications use encryption technology to provide the security necessary to effect the secure exchange of valuable and confidential information. Despite these security features, our products may be vulnerable to break-ins and similar problems caused by Internet users, which could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Actual or perceived security vulnerabilities in our products (or the Internet in general) could lead some customers to seek to reduce or delay future purchases or to purchase competitors’ products which are not Internet-based applications. Customers may also increase their spending to protect their computer networks from attack, which could delay adoption of new technologies. Any of these actions by customers and the cost of addressing such security problems may have a material adverse effect on our business.

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

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent public accounting firm’s audit of that assessment have required, and continue to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. Over time, we have made significant changes in, and may consider making additional changes to, our internal controls, our disclosure controls and procedures, and our corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our controls, policies and procedures could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

Our dividend policy is subject to change.

Since the second quarter of fiscal 2008, our Board of Directors has declared quarterly dividends of $0.09 per share. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. However, our dividend policy may be affected by, among other things, our views on business conditions, our financial position, earnings, earnings outlook, capital spending plans and other factors that our Board of Directors considers relevant at that time. Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on the market price of our common stock.

Our principal shareholders may control our management decisions.

James C. Edenfield, Chief Executive Officer of the Company, and Thomas L. Newberry, Chairman of the Board of Directors, own 100% of our outstanding Class B common stock between them, giving them the right to elect a majority of the Board of Directors. Mr. Edenfield and Dr. Newberry have reported in filings with the Securities and Exchange Commission that they constitute a group, for voting purposes. Current directors and executive officers as a group beneficially owned approximately 7.6% of our Class A common shares as of June 30, 2010. Mr. Edenfield, Dr. Newberry and members of their immediate families currently constitute four of the seven members of the Board and, thus, have significant influence in directing the actions of the Board of Directors and all other matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors, the approval of mergers and other business combinations, amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making a purchase offer that other shareholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Current directors and executive officers of the Company as a group beneficially own approximately 7.6% of our Class A common shares as of June 30, 2010. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

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

Many of our installations involve products that are critical to the operations of our customers’ businesses. Any failure in our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability contained in our contracts will be enforceable in all instances. We are not currently a party to any material legal proceeding that would require disclosure under this Item.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market

Our Class A Common Shares are listed on the NASDAQ Global Select Market under the symbol AMSWA. As of July 7, 2010, there were 11,064 holders of Class A Common Shares who held their stock either individually or in nominee or “street” names through various brokerage firms, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years, as well as the amount of cash dividends declared in each quarter:

	High	Low	Cash Dividends Declared
Fiscal Year 2010
First Quarter	$6.41	$4.86	$0.09
Second Quarter	6.96	5.99	0.09
Third Quarter	6.73	5.48	0.09
Fourth Quarter	6.51	5.16	0.09

Fiscal Year 2009
First Quarter	$6.71	$5.10	$0.09
Second Quarter	6.35	3.44	0.09
Third Quarter	4.85	2.92	0.09
Fourth Quarter	6.13	3.10	0.09

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2010:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	3,971,323	$5.65	972,075

Dividend Policy

Since the second quarter of fiscal 2008, our Board of Directors has declared quarterly dividends of $0.09 per share. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. The continuation of this policy, and payment of future cash dividends, will be at the sole discretion of the Board of Directors. In exercising this discretion, the Board of Directors will consider our profitability, financial condition, cash requirements, future prospects and other relevant factors.

Stock Price Performance Graph

The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the NASDAQ Composite Index and a peer group index on a quarterly basis. The graph reflects the investment of $100 on April 30, 2005 in the Company’s stock, the NASDAQ Stock Market-US Companies (“NASDAQ Composite Index”) and in the NASDAQ Computer Index, a published industry peer group index. The NASDAQ Computer Index consists of approximately 500 NASDAQ-listed companies, including computer hardware and software companies that furnish computer programming and data processing services and firms that produce computers, office equipment, and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2010.

	FY 2005	FY 2006	FY 2007	FY 2008	FY 2009	FY 2010
American Software	$100	$139	$166	$116	$105	$121
NASDAQ Composite	100	121	131	126	89	64
NASDAQ Computer Index	100	117	129	131	95	145

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2010:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2010 through February 28, 2010	0	$0.00	0	1,264,265
March 1, 2010 through March 31, 2010	0	$0.00	0	1,264,265
April 1, 2010 through April 30, 2010	0	$0.00	0	1,264,265

Total Fiscal 2010 Fourth Quarter	0	$0.00	0	1,264,265

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Transfer Agent

American Stock Transfer & Trust Company LLC

6201 15th Avenue

Brooklyn, NY 11219

Phone: (866)-668-6550

http://www.amstock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the Class A common shares of American Software, Inc:

Archipelago Stock Exchange	Knight Equity Markets, L.P.
Automated Trading Desk	Maxim Group LLC
Bats Trading, Inc.	Merrill Lynch, Pierce, Fenner
Canaccord Adams Inc.	Morgan Stanley & Co., Inc.
Cantor, Fitzgerald & Co.	Morgan, Keegan & Company
Chicago Board Options Exchange	NASDAQ Execution Services LLC
Citadel Securities LLC	National Stock Exchange
Credit Suisse Securities USA	Pershing Advisor Solution LLC
Domestic Securities, Inc.	SunTrust Capital Markets Inc
E*Trade Capital Markets Llc	Susquehanna Capital Group
Goldman, Sachs & Co.	Susquehanna Financial Group
Hudson Securities, Inc.	Thomas Weisel Partners
ICAP Corporates LLC	Timber Hill Inc.
Int’l Securities Exchange	UBS Securities LLC
Jefferies & Company, Inc.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended April 30, 2010, 2009, 2008, 2007, and 2006 is derived from our audited consolidated financial statements.

Consolidated Statements of Operations Data:

	Years Ended April 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Revenues:
License fees	$15,503	$16,073	$18,957	$21,080	$17,885
Services and other	32,298	33,920	41,656	36,258	34,693
Maintenance	27,475	28,031	28,388	27,029	24,052

Total revenues	75,276	78,024	89,001	84,367	76,630

Cost of revenues:
License fees	3,374	4,908	6,149	6,169	4,147
Services and other	22,797	22,963	29,281	25,105	26,047
Maintenance	6,803	7,253	7,602	7,324	6,590
Write-down of capitalized computer software development costs	—	—	1,196	—	—

Total cost of revenues	32,974	35,124	44,228	38,598	36,784

Gross margin	42,302	42,900	44,773	45,769	39,846
Operating expenses:
Research and development costs	6,722	7,150	7,475	7,555	6,709
Sales and marketing expense	15,045	14,979	15,805	14,079	13,796
General and administrative expenses	12,841	13,231	13,048	13,756	12,983
Amortization of acquisition-related intangibles	395	350	350	350	350

Total operating expenses	35,003	35,710	36,678	35,740	33,838

Operating income	7,299	7,190	8,095	10,029	6,008
Other income/(loss), net	1,929	(1,054)	3,198	4,676	3,573

Earnings before income taxes	9,228	6,136	11,293	14,705	9,581
Income tax expense	(3,434)	(2,400)	(4,004)	(5,496)	(3,631)

Net earnings	$5,794	$3,736	$7,289	$9,209	$5,950

Less net earnings attributable to noncontrolling interests	(90)	(720)	(756)	(776)	(931)

Net earnings attributable to American Software, Inc.	$5,704	$3,016	$6,533	$8,433	$5,019

Earnings per common share:(a)
Basic	$0.23	$0.12	$0.26	$0.34	$0.21

Diluted	$0.22	$0.12	$0.25	$0.33	$0.20

Weighted average common shares—Basic	25,318	25,327	25,423	24,616	24,086
Diluted	25,881	25,756	26,547	25,761	25,099
Cash dividends declared	$0.36	$0.36	$0.35	$0.31	$0.28

Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,730	$37,629	$59,236	$45,627	$29,425
Investments—short and long term	$32,149	$33,465	$16,905	$27,142	$33,223
Working capital	$29,128	$45,432	$68,062	$63,351	$55,048
Total assets	$97,175	$112,319	$120,217	$117,816	$109,889
American Software, Inc. shareholders’ equity	$72,280	$79,839	$86,495	$82,731	$79,372

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.23, $0.12, $0.26, $0.34 and $0.21 for the years ended April 30, 2010, 2009, 2008, 2007 and 2006, respectively. See Note 1(r) to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements for the fiscal year ended April 30, 2010, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/vendor-specific objective evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition. We recognize revenue in accordance with the Software Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. Furthermore, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we (1) act as principal in the transaction, (2) take title to the products, (3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded on a gross basis.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2010, our goodwill balance was $12.6 million and our intangible assets with definite lives balance was $2.7 million, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with the Costs of Software to be Sold, Leased, or Marketed Topic of the FASB Accounting Standards Codification. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, we capitalize all software development costs and report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. During fiscal year ended April 30, 2008, we recorded an impairment charge of $1.2 million based on such analysis. There was no impairment charge related to capitalized computer software during the years ended April 30, 2010 and 2009. At April 30, 2010, our capitalized software balance was $6.9 million, net of accumulated amortization. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

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

Income Taxes. We provide for the effect of income taxes on our financial position and results of operations in accordance with the Income Tax Topic of the FASB Accounting Standards Codification. Under this accounting guidance, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, tax planning strategies, projected tax credits and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our deferred tax asset take into account our expectations of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years, which could significantly increase tax expense, could render inaccurate our current assumptions, judgments and estimates of recoverable net deferred taxes.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2010, 2009, and 2008 and the percentage increases and decreases in those items for the years ended April 30, 2010 and 2009:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenues:
License	21%	21%	21%	(4)%	(15)%
Services and other	43	43	47	(5)	(19)
Maintenance	36	36	32	(2)	(1)

Total revenues	100	100	100	(4)	(12)

Cost of revenues:
License	5	6	7	(31)	(20)
Services and other	30	29	33	(1)	(22)
Maintenance	9	9	9	(6)	(5)
Write-down of capitalized computer software development costs	—	—	1	—	nm

Total cost of revenues	44	45	50	(6)	(21)

Gross margin	56	55	50	(1)	(4)

Research and development	9	9	8	(6)	(4)
Sales and marketing	20	19	18	—	(5)
General and administrative	18	17	15	(3)	1

Total operating expenses	47	45	41	(2)	(3)

Operating income	9	10	9	2	(11)
Other income/(loss):
Interest income	2	2	3	(18)	(40)
Other, net	1	(4)	—	nm	nm

Earnings before income taxes	12	8	12	50	(46)
Income tax expense	(5)	(3)	(4)	43	(40)

Net earnings	8	5	8	55	(49)
Less net earnings attributable to noncontrolling interests	—	(1)	(1)	nm	(5)

Net earnings attributable to American Software, Inc.	8%	4%	7%	89%	(54)%

nm—not meaningful

Economic Overview and Significant Trends in Our Business

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in U.S. and global credit markets. During fiscal 2010, we believe the weakness in the overall world economy and the U.S. economy in particular has resulted in reduced expenditures in the business software market. For fiscal 2011, we expect the world economy to continue to be weak, which could result in a continuation of the difficult selling environment.

However, we believe over the long term information technology spending will incrementally rise as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time, due in part to the current concerns in the global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

Business opportunities and risks

We currently view the following factors as the primary opportunities and risks associated with our business:

•

Dependence on Capital Spending Patterns. There is risk associated with our dependence on the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control.

•

Acquisition Opportunities. There are opportunities for selective acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets.

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

Adoption of New Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance on business combinations. The guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose in its financial statements the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance was effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We adopted the guidance effective May 1, 2009 and will apply it to any business combinations on or after that date. The impact on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. This new guidance was applied to the business combination we completed in 2010, but had an immaterial impact on our financial statements.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements, which amended the accounting and reporting standards for a parent’s noncontrolling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent. The guidance requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity, and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. Effective May 1, 2009, we adopted the guidance and applied it retrospectively, which affected only presentation and disclosure. As a result, we reclassified noncontrolling interest in the amount of $6.4 million from other long-term liabilities to equity in our April 30, 2009 consolidated balance sheet. We reclassified certain amounts for prior periods in our consolidated statements of operations to conform to the presentation of the current period. Recorded amounts for prior periods previously presented as net earnings, which are now presented as net earnings attributable to American Software have not changed as a result of our adoption of this guidance.

In April 2008, the FASB issued authoritative guidance on the determination of the useful life of intangible assets. This guidance amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognizable intangible asset and the period of expected cash flows used to measure the fair value of the asset. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted this guidance effective May 1, 2009, but it has not had a material impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on the recognition and presentation of other-than-temporary impairments. This guidance amended the other-than-temporary impairment accounting guidance for debt securities. This guidance requires that other-than-temporary impairment be separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit losses is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance effective May 1, 2009, but it has not had a material impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on interim disclosures about fair value of financial instruments. This guidance amended previously released FASB guidance on disclosures about fair value of financial instruments, to require disclosures about fair value of financial instruments at interim reporting periods. This guidance was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance effective May 1, 2009, but it did not have a material impact on our consolidated financial statements. We have presented the required disclosures in the interim financial statements reported in our Form 10-Qs filed after that date.

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

In June 2009, the FASB issued the FASB Accounting Standards Codification and a new Hierarchy of Generally Accepted Accounting Principles, which establishes only two levels of GAAP: authoritative and non-authoritative. The FASB Accounting Standards Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (the “SEC”), which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature become non-authoritative. The FASB Accounting Standards Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We adopted the new guidelines and numbering system prescribed by the FASB Accounting Standards Codification when referring to GAAP in the second quarter of fiscal 2010. As the FASB Accounting Standards Codification is not intended to change or alter existing GAAP for public companies, it does not have any impact on our consolidated financial statements.

Market Conditions by Operating Segment

We operate and manage our business in three segments based on software and services provided in three key product markets: (1) Supply Chain Management (SCM), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (2) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (3) IT Consulting, which consists of IT staffing and consulting services. The SCM segment represents the business of Logility, as well as its subsidiaries, DMI and Optiant.

Our SCM segment experienced flat revenues during fiscal 2010 when compared to fiscal 2009, due primarily to a 5% decrease in license fees within Logility’s DMI subsidiary. We believe this decline was a result of the current weak economic conditions, which make it more difficult for small and midsize companies to access the credit markets to finance capital purchases. This was partially offset by a 2% increase from our Voyager business unit as a result of an increase in license fee sales at larger companies that do not rely as much on the capital markets to finance capital purchases. The ERP segment revenues decreased 16% in fiscal 2010 when compared to fiscal 2009. ERP license fee sales decreased 23% in fiscal 2010 compared to fiscal 2009 due to the overall poor economic conditions in the U.S. that delayed purchases of our software products and heavy competition in the ERP segment from major software vendors. The ERP segment services and maintenance revenues decreased 16% and 10%, respectively as a result of lower license fee sales and lower maintenance retention rates.

Our SCM segment experienced a downward trend in revenues of 7% during fiscal 2009 when compared to fiscal 2008, due primarily to a decrease in license fees within Logility’s DMI subsidiary. We believe this decline was a result of the current difficult economic conditions, which make it more difficult for small and midsize companies to access the credit markets to finance capital purchases, as well as a decrease in services revenues from our Voyager business unit as a result of fewer implementation projects. These factors were partially offset by a 2% increase in our maintenance revenues in fiscal 2009 when compared to fiscal 2008 as a result of new license fee sales during the current fiscal year and by improved Voyager license fee sales in the second half of fiscal 2009. Software license fee deals decreased due to the overall general economic conditions in the U.S., which we believe delayed purchases of our software products in fiscal 2009. The ERP segment revenues decreased 11% in fiscal 2009 when compared to fiscal 2008. License fee sales decreased 26% in fiscal 2009 compared to fiscal 2008 due to the overall poor general economic conditions in the U.S. that delayed purchases of our software products and heavy competition in the ERP segment from major software vendors.

Our IT Consulting segment experienced a slight increase in revenues of approximately 1% in fiscal 2010 when compared to fiscal 2009 due to an increase in IT staffing work at Home Depot, our primary customer, as a result of a slightly improving economic environment for retailers. The IT Consulting segment experienced a downward trend in revenues of approximately 24% in fiscal 2009 when compared to fiscal 2008 as a result of our customers, primarily Home Depot, cutting back on outsourcing IT staffing work as economic conditions declined during fiscal 2009. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. In the past this trend has resulted in increased business for this segment. However, there is a countervailing trend to outsourcing IT to international markets that historically have been more price competitive than domestic sources like ourselves. The Home Depot comprised 49% of our IT Consulting revenues in fiscal 2010 and 44% in fiscal 2009. The loss of this customer would negatively and materially affect our IT consulting business.

We do not segment our business on a geographic basis due to the fact that international revenues have historically constituted only 9-11% of total revenues.

REVENUE

	Years Ended April 30,
	2010	2009	2008	% Change		% of Total Revenue
				2010 to 2009	2009 to 2008	2010	2009	2008
	(in thousands)
License	$15,503	$16,073	$18,957	(4)%	(15)%	21%	21%	21%
Services and other	32,298	33,920	41,656	(5)%	(19)%	43%	43%	47%
Maintenance	27,475	28,031	28,388	(2)%	(1)%	36%	36%	32%

Total revenues	$75,276	$78,024	$89,001	(4)%	(12)%	100%	100%	100%

For the fiscal years ended April 30, 2010 and 2009, the decrease in total revenues was broadly attributable to decreases in license fee, services and maintenance revenues, primarily due to the difficult economic environment.

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

The change in our revenues from period to period is primarily due to the volume of products and related services sold in any period and the amounts of products or modules purchased with each sale.

International revenues represented approximately 11% of total revenues for the year ended April 30, 2010 and 10% of total revenues for each of the years ended April 30, 2009 and April 30, 2008. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

License revenue

	Years Ended April 30,
	2010	2009	% Change
			2008	2010 to 2009	2009 to 2008
	(in thousands)
Enterprise Resource Planning	$2,501	$3,249	$4,403	(23)%	(26)%
Supply Chain Management	13,002	12,824	14,554	1%	(12)%

Total license revenues	$15,503	$16,073	$18,957	(4)%	(15)%

For the years ended April 30, 2010 and 2009, license fee revenues decreased by 4% and 15%, respectively, compared to the previous years due to a difficult selling environment as a result of the U.S. and worldwide economic recession. Logility, including its DMI subsidiary, constituted 84%, 80% and 77% of our total license fee revenues for the year ended April 30, 2010, 2009 and 2008, respectively. License fees from our ERP segment, which includes NGC, decreased in fiscal 2010 and in fiscal 2009 due to a difficult economic conditions and strong competition from major vendors such as Oracle, Microsoft, SAP and numerous niche players in the markets we serve.

The direct sales channel provided approximately 68% of license fee revenues for the year ended April 30, 2010, compared to approximately 67% in fiscal 2009 and 64% in fiscal 2008. This percentage change is largely the result of the lower license fee revenue from Logility’s indirect sales channel, which primarily sells software products through its DMI subsidiary to small and midsize companies. As a result of the current economic conditions, we believe it is more difficult for small and midsize companies to access the credit markets to finance capital purchases at this time.

For the year ended April 30, 2010, our margins after commissions on direct sales were approximately 82%, and our margins after commissions on indirect sales were approximately 44%. For the year ended April 30, 2009, our margins after commissions on direct sales were approximately 82%, and our margins after commissions on indirect sales were approximately 44%. For the year ended April 30, 2008, our margins after commissions on direct sales were approximately 82%, and our margins after commissions on indirect sales were approximately 50%. The decline in margins after commissions on indirect sales from fiscal 2008 to fiscal 2009 was due primarily to the proportionately greater impact of the recession on smaller and mid-sized companies for the reasons stated in the preceding paragraph. DMI is the source of the bulk of our indirect sales. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

Services and other revenue

	Years Ended April 30,
	2010	2009	2008	% Change
				2010 to 2009	2009 to 2008
	(in thousands)
Enterprise Resource Planning	$8,754	$10,409	$10,661	(16)%	(2)%
Supply Chain Management	5,626	5,793	7,807	(3)%	(26)%
IT Consulting	17,918	17,718	23,188	1%	(24)%

Total services and other revenues	$32,298	$33,920	$41,656	(5)%	(19)%

The 5% decrease in services and other revenues for the year ended April 30, 2010 when compared to fiscal 2009 was primarily the result of a revenue decrease in our ERP business unit and to a lesser extent our SCM business unit, as lower license fees sales in prior periods resulted in fewer project implementation services. This was partially offset by a 1% increase in our IT Consulting business unit, The Proven Method, as its customers—particularly its primary customer, The Home Depot—slightly increased utilization of outside contractors as a result of slightly improved economic conditions.

The 19% decrease in services and other revenues for the year ended April 30, 2009 when compared to fiscal 2008 was primarily attributable to The Proven Method, as several of its customers reduced utilization of outside contractors in the worsening economic conditions. To a lesser extent the decrease was also due to fewer Logility implementation service projects, stemming from lower license fees sales in recent periods.

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

Maintenance revenue

	Years Ended April 30,
	2010	2009	2008	% Change
				2010 to 2009	2009 to 2008
	(in thousands)
Enterprise Resource Planning	$4,533	$5,045	$5,841	(10)%	(14)%
Supply Chain Management	22,942	22,986	22,547	—	2%

Total maintenance revenues	$27,475	$28,031	$28,388	(2)%	(1)%

The 2% decrease in total maintenance revenues for the year ended April 30, 2010 was due to a 10% decrease in maintenance revenues from our ERP customers when compared to the year ended April 30, 2009. This decrease was due to lower new license fee sales in our ERP segment, as well as lower maintenance renewals from legacy customers. Likewise, the 1% decrease in total maintenance revenues for the year ended April 30, 2009 was due to a 14% decrease in maintenance revenues from our ERP customers when compared to the year ended April 30, 2008. These decreases resulted from lower new license fee sales in our ERP segment, as well as lower maintenance renewals from legacy customers. The decrease in fiscal 2009 was partially offset by a 2% increase in maintenance revenue from Logility as a result of new license fees in fiscal 2009.

Logility’s maintenance revenues constituted 84% of total maintenance revenues for the year ended April 30, 2010 compared to 82% and 79% for the year ended April 30, 2009 and 2008, respectively. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Years Ended April 30,
	2010		2009		2008
	(in thousands)
Gross margin on license fees	$12,129	78%	$11,165	69%	$12,808	68%
Gross margin on services and other	9,501	29%	10,957	32%	12,375	30%
Gross margin on maintenance	20,672	75%	20,778	74%	20,786	73%
Write down of capitalized software development costs	—	nm	—	nm	(1,196)	nm

Total gross margins	$42,302	56%	$42,900	55%	$44,773	50%

Total gross margin excluding write-down of capitalized computer software development costs	$42,302	56%	$42,900	55%	$45,969	52%

nm: not meaningful

The increase in total gross margin excluding write-down of capitalized computer software development costs percentage for the year ended April 30, 2010 was due to the increase in gross margin percentage on license fees and to a lesser extent an increase in maintenance. These increases were partially offset by a decrease in services and other gross margin in fiscal 2010.

The increase in total gross margin excluding write-down of capitalized computer software development costs percentage for the year ended April 30, 2009 was due to the increase in gross margin percentage on license fees, services and other revenues and maintenance.

Gross Margin on License Fees

The increase in license fee gross margin percentage for the fiscal years ended April 30, 2010 and 2009 when compared to fiscal 2008 was due primarily to a decrease in amortization of capitalized software development costs as a result of the completion of amortization for several R&D projects in the third quarter of fiscal 2009. To a lesser extent, the gross margin increase was due to a reduction in the proportion of license fee sales through our indirect channel at DMI, for which agent commissions are expensed to cost of license fees. These factors were partially offset by a reduction in license fee sales. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

Gross Margin on Services and Other

For the year ended April 30, 2010, our gross margin percentage on services and other revenues decreased, primarily due to a decrease in services revenue from our software business units, as lower license fee sales resulted in lower utilization rates. In our SCM segment, Logility’s gross margin decreased to 40% in fiscal 2010 compared to 45% in fiscal 2009 due to lower services revenue and staff utilization rates. This was partially offset by an increase in services gross margin at our IT Consulting segment, to 18% compared to 17% in fiscal 2009, as a result of improved contracted utilization and hourly billing rates.

For the year ended April 30, 2009, our gross margin percentage on services and other revenues increased, primarily due to higher gross margin at our IT Consulting segment, to 17% compared to 14% in fiscal 2008, as a result of improved contracted utilization and hourly billing rates. Our ERP segment’s services gross margin was 48%, 52% and 48% in fiscal 2010, 2009 and 2008, respectively. This was partially offset by lower gross margins at our SCM segment. Logility’s gross margin decreased to 45% in fiscal 2009 compared to 51% in fiscal 2008 due to lower services revenue and staff utilization rates.

Our IT Consulting business unit typically has lower margins when compared to the other business units that have higher margin implementation service revenue, so an increase in the percentage of services revenues from our IT Consulting segment tends to cause our overall services gross margin percentage to decrease. The IT Consulting segment was 55%, 52% and 56% of the Company’s services revenues in fiscal 2010, 2009 and 2008, respectively. Our ERP segment was 27%, 31% and 25% of the Company’s services revenues in fiscal 2010, 2009 and 2008, respectively. Our SCM segment was 18%, 17% and 19% of the Company’s services revenues in fiscal 2010, 2009 and 2008, respectively.

Gross Margin on Maintenance

Maintenance gross margin percentage remained relatively consistent for the years ended April 30, 2010, 2009 and 2008. The slight improvement in maintenance gross margin percentage in fiscal 2010 compared to fiscal 2009 was due to cost containment efforts, partially offset by a decrease in maintenance revenue.

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

EXPENSES

	Years Ended April 30,
	2010	2009	2008	% of Revenues
				2010	2009	2008
	(in thousands)
Research and development	$6,722	$7,150	$7,475	9%	9%	8%
Sales and marketing	15,045	14,979	15,805	20%	19%	18%
General and administrative	12,841	13,231	13,048	17%	17%	15%
Amortization of acquisition-related intangible assets	395	350	350	1%	0%	0%
Other income/(loss), net	1,929	(1,054)	3,198	3%	(1)%	4%
Income tax expense	(3,434)	(2,400)	(4,004)	(5)%	(3)%	(4)%
Noncontrolling interest	(90)	(720)	(756)	0%	(1)%	(1)%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended
	April 30, 2010	Percent Change	April 30, 2009	Percent Change	April 30, 2008
	(in thousands)
Total capitalized computer software development costs	$2,411	18%	$2,051	(5)%	$2,155
Percentage of gross product research and development costs	26%		22%		22%
Purchase accounting impact on share repurchases by subsidiary and related tax effect	—	nm	(18)	nm	89
Percentage of total revenues	0%		0%		0%
Total research and development expense	6,722	(6)%	7,150	(4)%	7,475

Percentage of total revenues	9%		9%		8%
Total research and development expense and capitalized computer software development costs	$9,133	(1)%	$9,183	(6)%	$9,719

Percentage of total revenues	12%		12%		11%
Total amortization of capitalized computer software development costs*	$380	(79)%	$1,830	(27)%	$2,523

nm: not meaningful

*	Included in cost of license fees

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility’s, stock repurchases. During fiscal 2010 and 2009, the Company capitalized $0 and $17,000, respectively, as a result of such repurchases.

For the year ended April 30, 2010, gross product research and development costs and capitalized software development costs decreased slightly compared to fiscal 2009. These changes were primarily due to decreased gross R&D costs, largely at our ERP segment, from cost reduction efforts during the period. Capitalized software development costs increased in fiscal 2010 compared to fiscal 2009 as we approached completion of our Voyager 8.0 software project at our SCM business unit, which typically results in an increase in efforts as the project is near the forecasted general release date of July 2010.

During fiscal 2009, the Company made revisions to the purchase price adjustments related to previously recorded Logility stock buybacks. Approximately $688,000 was reallocated to additional paid in capital through noncontrolling interest by recording a debit to the related deferred tax liability of approximately $127,000, and credits to capitalized software development costs, intangible assets and goodwill of approximately $35,000, $300,000, and $480,000, respectively.

Sales and Marketing

In the year ended April 30, 2010, the slight increase in sales and marketing expenses compared to fiscal 2009 was due primarily to increased headcount at our IT Consulting business unit, partially offset by lower commissions from lower license fee sales and decreased marketing expenditures.

In the year ended April 30, 2009, the decrease in sales and marketing expenses compared to fiscal 2008 was due primarily to the cost containment efforts at our Logility office in the United Kingdom, lower marketing expenses and to a lesser extent due to lower sales commissions at our ERP segment from lower license fees.

General and Administrative

For the year ended April 30, 2010, the decrease in general and administrative expenses compared to fiscal 2009 was primarily due to a bad debt recovery of approximately $298,000 in fiscal 2010 compared to a provision for doubtful accounts of approximately $355,000 in fiscal 2009 and to a lesser extent to decreases in audit-related fees. This was partially offset by higher variable compensation expense and expenses related to the Logility tender offer process.

For the year ended April 30, 2009, the increase in general and administrative expenses compared to fiscal 2008 was primarily due an increase in the provision for doubtful accounts, higher variable compensation expense and expenses related to the Logility tender offer process, partially offset by decreases in audit-related fees. For the year ended April 30, 2008, the decrease in general and administrative expenses compared to the previous fiscal year was primarily due to lower variable compensation expense, partially offset by increased audit-related fees, an increase in the provision for doubtful accounts and an increase in headcount. The total number of employees was approximately 291 on both April 30, 2010 and 2009, and was 315 on April 30, 2008.

Amortization of Acquisition-related Intangible Assets

For the year ended April 30, 2010, we recorded $395,000 in intangible amortization expense related to the DMI acquisition that occurred on September 30, 2004 and the Optiant acquisition that occurred on March 19, 2010. This amount is included in operating expenses. Additionally, we recorded $114,000 related to the Logility treasury stock buy-back (see Note 1(k) to the Consolidated Financial Statements).

For the year ended April 30, 2009, we recorded $350,000 in intangible amortization expense related to the DMI acquisition that occurred on September 30, 2004. This amount is included in operating expenses. Additionally, we recorded $25,000 related to purchased software and $106,000 related to the Logility treasury stock buy-back (see Note 1(k) to the Consolidated Financial Statements).

Operating Income/(Loss)

	Years Ended April 30,
				% Change
	2010	2009	2008	2010 to 2009	2009 to 2008
	(in thousands)
Enterprise Resource Planning	$(3,358)	$(2,008)	$(1,019)	(67)%	(97)%
Supply Chain Management	10,253	8,704	8,305	18%	5%
IT Consulting	404	494	809	(18)%	(39)%

Total Operating Income	$7,299	$7,190	$8,095	2%	(11)%

The increase in our ERP segment operating loss in fiscal 2010 when compared to fiscal 2009 is due primarily to the decline in revenues. Specifically, the decline in license fees and related maintenance sales is due to a difficult selling environment as a result of the overall general economic conditions in the U.S. that delayed purchases of our software products and the increased competition in the ERP segment from major and niche software vendors. Also, the increase in operating loss in fiscal 2010, to a lesser extent, is due to (1) the Company investing approximately 10% of total ERP revenues, or approximately $1.5 million, in research and development for new software products to compete more effectively in the sewn products, apparel and retail industries and (2) expenses related to the Logility tender offer process. We have taken actions to reduce our costs in fiscal 2010 and are taking further actions in fiscal 2011 to reduce costs to reflect the current difficult economic environment.

The increase in our ERP segment operating loss in fiscal 2009 when compared to fiscal 2008 was due primarily to the decline in revenues. Specifically, the decline in license fees and related maintenance sales is due to a difficult selling environment as a result of the overall general economic conditions in the U.S. that delayed purchases of our software products and the increased competition in the ERP segment from major and niche software vendors. Also, the increase in operating loss in fiscal 2009, to a lesser extent, was due to (1) the Company investing approximately 11% of total ERP revenues, or approximately $2.1 million, in research and development for new software products to compete more effectively in the sewn products, apparel and retail industries and (2) an increase in the provision for bad debt expenses due to increased customer collections issues as a result of adverse economic conditions.

Our SCM segment increased operating income by 18% in fiscal 2010 compared to fiscal 2009. Although revenues were relatively flat when compared to fiscal 2009 we were able to increase operating income due to cost containment efforts and lower amortization expense related to capitalized software development. Our SCM segment increased operating income by 5% in fiscal 2009 compared to fiscal 2008, primarily due to cost containment efforts.

Our IT consulting segment operating income decreased 18% in fiscal 2010 compared to fiscal 2009, primarily due to increased expenses in the sales and marketing area. Our IT consulting segment operating income decreased 39% in fiscal 2009 compared to fiscal 2008, primarily due to a 24% decrease in revenues, as several customers reduced utilization of outside contractors because of declining economic conditions.

Other Income/(Loss)

Other income/(loss) is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. Other income/(loss) increased to approximately $1.9 million gain in the year ended April 30, 2010 compared to approximately $1.1 million loss a year ago. This increase from fiscal 2009 was primarily the result of unrealized and realized gains on investments. To a lesser extent, other income increased due to exchange rate gains and an increase in rental income from leases on our Atlanta property in fiscal 2010. These factors were partially offset by a decrease in our cash available for investment and lower market yields realized on investments.

Other income/(loss) decreased to approximately $1.1 million loss in the year ended April 30, 2009 compared to approximately $3.2 million gain in the prior year. This decrease from fiscal 2008 was primarily the result of unrealized losses on investments, lower market yields realized on investments, and exchange rate losses. To a lesser extent, other income decreased due to a decrease in rental income from leases on our Atlanta property in fiscal 2009 and a decrease in our cash available for investment.

Income Taxes

During fiscal 2010, the Company recorded income tax expense of $3.4 million compared to $2.4 million in fiscal 2009 and $4.0 million in fiscal 2008. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. Our tax effective rate was 37.2%, 39.1% and 35.5% in fiscal years 2010, 2009 and 2008, respectively. We expect our tax effective rate to be in the range of 36% to 39% in fiscal 2011.

Noncontrolling Interest

Noncontrolling interest is a function of our majority-owned subsidiaries’ earnings or losses, with noncontrolling interest losses recorded when these subsidiaries have earnings, and noncontrolling interest earnings recorded when they have losses. As of July 9, 2009, we acquired the remaining outstanding shares of Logility. As a result of this transaction, for fiscal 2010 we recorded only the portion of noncontrolling interest expense incurred through the acquisition date. For the portion of the twelve months ended April 30, 2010 prior to the July 9, 2009 acquisition date, we recorded noncontrolling interest expenses of approximately $90,000, and for fiscal 2009 we recorded noncontrolling interest expenses of approximately $720,000. Since we now own 100% of Logility, there will not be any noncontrolling interest recorded in future periods.

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

The following tables show information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2010 and 2009. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended April 30
	2010	2009
	(in thousands)
Net cash (used in) provided by operating activities	$(1,876)	$7,799
Net cash provided by (used in) investing activities	7,092	(19,449)
Net cash used in financing activities	(21,115)	(9,957)

Net change in cash and cash equivalents	$(15,899)	$(21,607)

The increase in cash used in operating activities in fiscal 2010 when compared to cash provided by operating activities in fiscal 2009 was due primarily to: (1) an increase in purchases of trading securities because a significant amount of debt securities acquired during fiscal 2010 was classified as “trading” and was included in operating activities, (2) an increase in gain on unrealized investments compared to a loss in the prior year due to improved investment markets, (3) lower depreciation and amortization expense due to timing of the completion of capitalized software projects, (4) lower deferred revenues, (5) lower noncontrolling interest in subsidiary expense due to the purchase of the remaining non-owned shares of Logility in the first quarter of fiscal

2010 and (6) the timing of other activity and changes in operating assets and liabilities. These factors were partially offset by (1) an increase in net earnings, (2) an increase in deferred tax liability, (3) an increase in the net proceeds of maturities of trading securities and proceeds from sale of trading securities due to the classification described above, (4) a smaller decrease in accounts payable and other liabilities when compared to fiscal 2009 and (5) increases in tax benefit of options exercised and stock-based compensation expense.

The increase in cash provided by investing activities in fiscal 2010 when compared to cash used in investing activities in fiscal 2009 was due primarily to: (1) the decrease in net purchases of investments from debt securities acquired during the current fiscal year that were classified as “held to maturities” and are included in investing activities, (2) reduced purchases of property and equipment, and (3) decreases in goodwill and intangible assets as a result of no subsidiary treasury stock buy-backs in fiscal 2010, as the Company purchased all remaining non-owned shares of Logility in the first quarter of fiscal 2010. These factors were partially offset by: (1) a decrease in proceeds from maturities of investments, (2) purchase of the Optiant business and (3) an increase in capitalized software development costs.

The increase in cash used in financing activities in fiscal 2010 when compared to fiscal 2009 was due primarily to: (1) the repurchase of noncontrolling interest in Logility, (2) a decrease in proceeds from the dividend reinvestment and stock purchase plan, and (3) a decrease in proceeds from exercise of stock options. These factors were partially offset by: (1) a decrease in repurchases of common stock, (2) a decrease in cash dividends paid on common stock, and (3) an increase in excess tax benefits from stock-based compensation.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30
	2010	2009
	(in thousands)
Cash and cash equivalents	$21,730	$37,629
Investments	32,149	33,465

Total cash and investments	$53,879	$71,094

Net decrease in total cash and investments	$(17,215)	$(5,047)

The following table provides information regarding our known contractual obligations as of April 30, 2010 (in thousands):

Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$1,268	$552	$495	$221	$—

As a result of the positive cash flow from operations our business has generated in recent periods, and because as of April 30, 2010 we had $53.9 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We currently do not have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days Sales Outstanding in accounts receivable were 54 days as of April 30, 2010, compared to 65 days as of April 30, 2009. This decrease was due primarily to the timing of collections and to a lesser extent lower license fees. Our current ratio on April 30, 2010 was 2.2 to 1 compared to 2.8 to 1 in fiscal 2009. The ratio declined primarily as a result of the decrease in our cash and investments by $17.2 million in fiscal 2010.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of June 30, 2010, we have repurchased approximately 2.9 million shares of common stock at a cost of approximately $11.2 million.

See Item 5 of this report, under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

Recent Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables which are not within the scope of the current software revenue recognition guidance. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the VSOE or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of fiscal 2012. We do not expect our adoption of these standards to have a material impact on our fiscal 2012 consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Foreign Currency. For the fiscal year ended April 30, 2010, we generated 11% of our revenues outside of the United States. We typically denominate our international sales in U.S. Dollars, Euros or British Pounds Sterling. We denominate our expenses associated with our international operations in local currencies. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded an exchange rate gain of approximately $23,000 in fiscal 2010 compared to an exchange rate loss of approximately $318,000 in fiscal 2009 and an exchange rate gain of approximately $49,000 in fiscal 2008. We estimate that a 10% movement in foreign currency rates would have the effect of creating an exchange gain or loss of approximately $106,000.

Interest Rates and Other Market Risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of our cash equivalents and investments as of April 30, 2010 was approximately $53.0 million.

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of April 30, 2010. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of April 30, 2010.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of April 30, 2010, and this attestation report follows immediately below.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited American Software, Inc.’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8(a)). Our responsibility is to express an opinion on American Software, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, American Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2010, and our report dated July 14, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Atlanta, Georgia

July 14, 2010

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries (the “Company”) as of April 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Software, Inc.’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 14, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Atlanta, Georgia

July 14, 2010

American Software, Inc. and Subsidiaries

Consolidated Balance Sheets

April 30, 2010 and 2009

(in thousands, except share data)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$21,730	$37,629
Investments	16,300	16,371
Trade accounts receivable, less allowance for doubtful accounts of $187 at April 30, 2010 and $484 at April 30, 2009:
Billed	8,721	10,234
Unbilled	2,419	2,995
Deferred income taxes	—	246
Prepaid expenses and other current assets	3,373	2,886

Total current assets	52,543	70,361
Investments—noncurrent	15,849	17,094
Property and equipment, net	6,490	7,189
Capitalized software, net	6,890	4,859
Goodwill	12,601	11,709
Other intangibles, net	2,677	950
Other assets	125	157

Total assets	$97,175	$112,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$986	$822
Accrued compensation and related costs	2,949	2,374
Dividends payable	2,284	2,277
Other current liabilities	1,986	3,355
Deferred income taxes	63	—
Deferred revenue	15,147	16,101

Total current liabilities	23,415	24,929
Deferred income taxes	1,480	1,163

Total liabilities	24,895	26,092
Shareholders’ equity:
American Software, Inc. shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 26,867,314 shares at April 30, 2010 and 26,642,744 shares at April 30, 2009	2,687	2,664
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,777,086 shares at April 30, 2010 and 2,877,086 shares at April 30, 2009; convertible into Class A shares on a one-for-one basis	278	288
Additional paid-in capital	84,256	88,164
Retained earnings	8,209	11,625
Class A treasury stock, 4,270,688 shares at April 30, 2010 and 4,230,288 shares at April 30, 2009	(23,150)	(22,902)

Total American Software, Inc. shareholders’ equity	72,280	79,839
Noncontrolling interests	—	6,388

Total shareholders’ equity	72,280	86,227

Commitments and contingencies
Total liabilities and shareholders’ equity	$97,175	$112,319

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended April 30, 2010, 2009, and 2008

(In thousands, except per share data)

	2010	2009	2008
Revenues:
License	$15,503	$16,073	$18,957
Services and other	32,298	33,920	41,656
Maintenance	27,475	28,031	28,388

Total revenues	75,276	78,024	89,001

Cost of revenues:
License	3,374	4,908	6,149
Services and other	22,797	22,963	29,281
Maintenance	6,803	7,253	7,602
Write-down of capitalized computer software development costs	—	—	1,196

Total cost of revenues	32,974	35,124	44,228

Gross margin	42,302	42,900	44,773

Research and development	6,722	7,150	7,475
Sales and marketing	15,045	14,979	15,805
General and administrative	12,841	13,231	13,048
Amortization of acquisition-related intangibles	395	350	350

Total operating expenses	35,003	35,710	36,678

Operating income	7,299	7,190	8,095
Other income:
Interest income	1,473	1,798	2,997
Other, net, primarily investment income/(loss)	456	(2,852)	201

Earnings before income taxes	9,228	6,136	11,293
Income tax expense	(3,434)	(2,400)	(4,004)

Net earnings	$5,794	$3,736	$7,289
Less net earnings attributable to noncontrolling interests	(90)	(720)	(756)

Net earnings attributable to American Software, Inc.	$5,704	$3,016	$6,533

Earnings per common share:(a)
Basic	$0.23	$0.12	$0.26

Diluted	$0.22	$0.12	$0.25

Shares used in the calculation of earnings per common share:
Basic	25,318	25,327	25,423
Diluted	25,881	25,756	26,547

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.23, $0.12 and $0.26 for the years ended April 30, 2010, 2009 and 2008, respectively. See Note 1 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

Years ended April 30, 2010, 2009, and 2008

(in thousands, except share data)

	Common stock				Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Treasury stock	Total American Software, Inc. shareholders’ equity	Non- controlling Interests	Total shareholders’ equity	Comprehensive income
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2007	25,418,913	$2,542	3,157,294	$315	$81,614	$67	$18,698	$(20,505)	$82,731	$5,061	$87,792
Proceeds from stock options exercised including proceeds from stock options of subsidiary	762,778	77	—	—	2,976	—	—	—	3,053	—	3,053
Stock-based compensation	—	—	—	—	800	—	—	—	800	—	800
Conversion of Class B shares into Class A shares	270,708	27	(270,708)	(27)	—	—	—	—	—	—	—
Issuance of 15,135 Class A shares under Dividend Reinvestment and Stock Purchase Plan	15,135	1	—	—	53	—	—	—	54	—	54
Net change in noncontrolling interest resulting from changes in subsidiary equity	—	—	—	—	196	—	—	—	196	(196)	—
Net earnings	—	—	—	—	—	—	6,533	—	6,533	756	7,289	$7,289
Dividends declared	—	—	—	—	—	—	(8,938)	—	(8,938)	—	(8,938)
Repurchase of common shares	—	—	—	—	—	—	—	(983)	(983)	—	(983)
FIN 48 cumulative effect adjustment	—	—	—	—	—	—	1,432	—	1,432	—	1,432
Tax benefit of stock option exercises	—	—	—	—	1,617	—	—	—	1,617	—	1,617

Comprehensive income for fiscal 2008												$7,289

Balance at April 30, 2008	26,467,534	2,647	2,886,586	288	87,256	67	17,725	(21,488)	86,495	5,621	92,116
Proceeds from stock options exercised including proceeds from stock options of subsidiary	159,905	16	—	—	702	—	—	—	718	—	718
Stock-based compensation	—	—	—	—	807	—	—	—	807	—	807
Conversion of Class B shares into Class A shares	9,500	—	(9,500)	—	—	—	—	—	—	—	—
Issuance of 5,805 Class A shares under Dividend Reinvestment and Stock Purchase Plan	5,805	1	—	—	33	—	—	—	34	—	34
Net change in noncontrolling interest resulting from changes in subsidiary equity	—	—	—	—	(148)	—	—	—	(148)	148	—
Net earnings	—	—	—	—	—	—	3,016	—	3,016	720	3,736	$3,736
Dividends declared	—	—	—	—	—	—	(9,116)	—	(9,116)	—	(9,116)
Repurchase of common shares	—	—	—	—	—	—	—	(1,414)	(1,414)	—	(1,414)
Other comprehensive income adjustment	—	—	—	—	—	(67)	—	—	(67)	—	(67)	(67)
Tax benefit of stock option exercises	—	—	—	—	202	—	—	—	202	—	202
Treasury share purchase accounting	—	—	—	—	—	—	—	—	—	(101)	(101)
Treasury share purchase accounting adjustment	—	—	—	—	(688)	—	—	—	(688)	—	(688)

Comprehensive income for fiscal 2009												$3,669

Balance at April 30, 2009	26,642,744	2,664	2,877,086	288	88,164	—	11,625	(22,902)	79,839	6,388	86,227
Proceeds from stock options exercised including proceeds from stock options of subsidiary	124,570	13	—	—	461	—	—	—	474	—	474
Stock-based compensation	—	—	—	—	1,036	—	—	—	1,036	—	1,036
Conversion of Class B shares into Class A shares	100,000	10	(100,000)	(10)	—	—	—	—	—	—	—
Net earnings	—	—	—	—	—	—	5,704	—	5,704	90	5,794	$5,794
Dividends declared	—	—	—	—	—	—	(9,120)	—	(9,120)	—	(9,120)
Repurchase of common shares	—	—	—	—	—	—	—	(248)	(248)	—	(248)
Tax benefit of stock option exercises	—	—	—	—	445	—	—	—	445	—	445
Repurchase of noncontrolling interest	—	—	—	—	(5,850)	—	—	—	(5,850)	(6,478)	(12,328)

Comprehensive income for fiscal 2010												$5,794

Balance at April 30, 2010	26,867,314	$2,687	2,777,086	$278	$84,256	$—	$8,209	$(23,150)	$72,280	$—	$72,280

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended April 30, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net earnings attributable to American Software, Inc.	$5,704	$3,016	$6,533
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	2,160	3,484	4,027
Stock-based compensation expense	1,036	807	800
Write-down of capitalized computer software development costs	—	—	1,196
Bond amortization (accretion), net	569	614	(14)
Tax benefit of options exercised	445	202	1,617
Excess tax benefits from stock-based compensation	(129)	(70)	(1,377)
Net (gain) loss on investments	(507)	2,211	668
Noncontrolling interest in net earnings of subsidiary	90	720	756
Deferred income taxes	626	(859)	(1,025)
Changes in operating assets and liabilities:
Purchases of trading securities	(16,412)	(6,237)	(22,947)
Proceeds from sale of trading securities	3,338	2,385	4,122
Return on capital of equity method investment	—	—	322
Proceeds from maturities of trading securities	1,044	607	15,603
Accounts receivable, net	2,458	2,645	475
Prepaid expenses and other assets	(447)	101	(345)
Accounts payable and other liabilities	(792)	(1,420)	(1,029)
Deferred revenue	(1,059)	(340)	1,000
Currency translation adjustment	—	(67)	—

Net cash (used in) provided by operating activities	(1,876)	7,799	10,382

Cash flows from investing activities:
Capitalized computer software development costs	(2,411)	(2,068)	(2,233)
Intangible asset	—	(145)	(575)
Goodwill	—	(71)	(470)
Purchase of business, net of cash acquired	(3,253)	—	—
Purchases of property and equipment, net of disposals	(561)	(1,021)	(842)
Proceeds from maturities of investments	13,274	84,408	42,057
Purchases of investments	—	(100,548)	(29,894)
Return of capital from equity method investment	14	—	320
Net change in noncontrolling interest resulting from subsidiary treasury share repurchases	—	(244)	—
Proceeds from exercise of stock options by subsidiary	29	240	283

Net cash provided by (used in) investing activities	7,092	(19,449)	8,646

Cash flows from financing activities:
Proceeds from Dividend Reinvestment and Stock Purchase Plan	—	34	54
Repurchase of common stock	(248)	(1,414)	(983)
Excess tax benefits from stock-based compensation	129	70	1,377
Proceeds from exercise of stock options	445	478	2,770
Dividends paid	(9,113)	(9,125)	(8,637)
Repurchase of noncontrolling interest	(12,328)	—	—

Net cash used in financing activities	(21,115)	(9,957)	(5,419)

Net change in cash and cash equivalents	(15,899)	(21,607)	13,609
Cash and cash equivalents at beginning of year	37,629	59,236	45,627

Cash and cash equivalents at end of year	$21,730	$37,629	$59,236

Supplemental disclosures of cash paid during the year for:
Income taxes	$3,613	$3,584	$2,445
Interest	$—	$—	$—
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$2,284	$2,277	$2,286
Tax effect of treasury share purchases by a subsidiary	$—	$61	$259
FIN 48 cumulative effect adjustment	$—	$—	$1,432
Leasehold improvements allowance paid by lessor	$—	$439	$—

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2010, 2009, and 2008

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

•

The SCM segment consists of our subsidiary, Logility, Inc. (see Note 10), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners and Demand Management, Inc. (“DMI”) and Optiant, Inc. (“Optiant”), wholly-owned subsidiaries of Logility.

•

The ERP segment consists of (1) American Software USA, Inc., which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (2) New Generation Computing (NGC), which provides industry specific business software to both retailers and manufacturers primarily in the apparel, sewn products and furniture industries.

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

(c) Revenue Recognition and Deferred Revenue

The Company recognizes revenue in accordance with the Software Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification.

License. License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor-specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the Company recognizes revenue under the residual method, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. Furthermore, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

(1) acts as principal in the transaction, (2) takes title to the products, (3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, in most cases we record our sales through the DMI channel on a gross basis.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are primarily billed under time and materials arrangements and are recognized as services are performed. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification, the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenues and totaled approximately $872,000, $1,160,000 and $1,904,000 for 2010, 2009 and 2008, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At April 30, 2010 and 2009, unbilled license fees were approximately $840,000 and $2.0 million, respectively, and unbilled services revenues were approximately $1.6 million and $1.0 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

(e) Cash Equivalents

Cash equivalents of $20.9 million and $37.4 million at April 30, 2010 and 2009, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

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

(g) Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, the allowance for the cost of returns and product warranty claims at April 30, 2010 or 2009 is not significant.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts of (recovery)/expense to operations were approximately $(298,000), $355,000 and $134,000 for 2010, 2009 and 2008, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

(h) Investments

Investments consist of commercial paper, corporate bonds, government securities, certificates of deposits and marketable equity securities. The Company accounts for its investments in accordance with the Investments—Debt and Equity Securities Topic of the FASB Accounting Standards Codification. The Company has classified its investment portfolio as “trading” and “held-to-maturity.” “Trading” securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings. “Held-to-maturity” investments are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts using the effective interest method. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. Investments with maturities less than one year as of the balance sheet date are classified as short-term investments; and those that mature greater than one year are classified as long-term investments.

(i) Furniture, Equipment, and Purchased Computer Software

Furniture, equipment and purchased computer software are recorded at cost, less accumulated depreciation and amortization. Depreciation of buildings, computer equipment, purchased computer software, office

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

furniture and equipment is calculated using the straight-line method based upon the estimated useful lives of the assets (three years for computer equipment and software, seven years for office furniture and equipment and thirty years for buildings). Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter. Depreciation and amortization expense on furniture, equipment and purchased computer software was $1,271,000, $1,172,000 and $1,019,000 in 2010, 2009 and 2008, respectively.

(j) Capitalized Computer Software Development Costs

The Company capitalizes certain computer software development costs in accordance with the FASB Accounting Standards Codification Costs of Software to be Sold, Leased or Marketed Topic. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are being amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2010	2009	2008
	(in thousands)
Total capitalized computer software development costs	$2,411	$2,051	$2,155
Purchase accounting impact on treasury share repurchases by subsidiary	—	(18)	89
Total research and development expense	6,722	7,150	7,475

Total research and development expense and capitalized computer software development costs	$9,133	$9,183	$9,719

Total amortization of capitalized computer software development costs	$380	$1,831	$2,523
Write-off of capitalized computer software costs as a result of net realizable value analysis, net of accumulated amortization	$—	$—	$1,196

Capitalized computer software development costs consist of the following at April 30, 2010 and 2009 (in thousands):

	2010	2009
Capitalized computer software development costs	$14,321	$11,910
Accumulated amortization	(7,431)	(7,051)

	$6,890	$4,859

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility, Inc.’s treasury stock repurchases. During fiscal 2010 and 2009, the Company capitalized $0 and $17,000, respectively, as a result of such repurchases.

In the third quarter of fiscal year ended April 30, 2008, we incurred a charge of $1,196,000 related to the write-off of certain capitalized software development costs in our Logility subsidiary based on the net realizable value analysis at that time.

(k) Acquisition-Related Intangible Assets (exclusive of Logility’s treasury stock repurchases)

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definitive lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, three years, including the period being reported on. The other intangible assets are being amortized over a period ranging from two to six years. Total amortization expense related to acquisition-related intangible assets was approximately $395,000 and $350,000 for 2010 and 2009, respectively, and is included in operating expense in the accompanying consolidated statements of operations as of April 30, 2010 and April 30, 2009. Total amortization expense related to acquisition-related intangible assets was approximately $392,000 for 2008, of which $42,000 related to amortization of acquired software included in cost of license revenues and $350,000 related to other intangible assets included in operating expenses as amortization of acquisition-related intangibles in the accompanying consolidated statements of operations as of April 30, 2008.

Acquisition-Related Intangible Assets consist of the following (in thousands):

	2010	2009
Acquired software	$300	$300
Current Technology	1,370	—
Distribution Channel	1,000	1,000
Customer Relationships	1,590	800
Trademarks	376	300

	4,636	2,400
Less accumulated amortization	(2,299)	(1,904)

	$2,337	$496

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2010 (in thousands):

2011	$684
2012	535
2013	501
2014	472
2015	145

$2,337

Also see Footnote (1l).

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

(l) Goodwill and Other Intangibles

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification. The Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. The Company identifies the reporting unit on a basis that is similar to its method for identifying operating segments as defined by the Segment Reporting Topic of the FASB Accounting Standards Codification. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. This evaluation is applied annually on each impairment testing date (April 30) unless there is a triggering event present during an interim period. The Company used the Income and Market approaches to test for goodwill impairment as of the Valuation Date. The methodology utilized to implement the Income approach was the discounted cash flow (DCF) methodology. The methodologies utilized to implement the Market approach were the comparable company methodology (CCM) and the comparable transaction methodology (CTM). The valuation approaches we utilize in determining the fair value for each reporting unit were weighted 50%, 15%, and 35%, for the DCF, CTM, and CCM, respectively. In order to determine the proper weight given to each approach, the Company considers the methodologies utilized to implement each approach and the overall and industry-specific economic conditions and assumptions, which could affect the quality of the underlying data supporting each analysis.

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

As noted above, the DCF methodology was given the most weight. The material assumptions utilized within this methodology were the long-term growth rate, weighted average cost of capital, financial projections, projected debt free cash flow and tax rate. The assumptions used by the Company have not changed materially

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

from the prior year. In the event of impairment, the loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill for impairment as of April 30, 2010, 2009 and 2008 and did not identify any goodwill impairment as a result of the review.

Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification.

Goodwill consisted of the following by segment (in thousands):

	Enterprise Resource Planning*	Supply Chain Management**	IT Consulting	Total
Balance at April 30, 2008	$1,812	$10,100	$—	$11,912
Goodwill related to the Logility Stock Buyback Step Acquisition	—	277	—	277
Adjustment of Goodwill related to the Logility Stock Buyback Step Acquisition	—	(480)	—	(480)

Balance at April 30, 2009	$1,812	$9,897	$—	$11,709
Goodwill related to the Optiant, Inc. Acquisition	—	892	—	892

Balance at April 30, 2010	$1,812	$10,789	$—	$12,601

*	Goodwill related to New Generation Computing, Inc.
**	Goodwill related to Logility, Inc., Demand Management, Inc. and Optiant, Inc.

Intangible Assets (including Acquisition-Related Intangible Assets) consisted of the following by segment (in thousands):

	Enterprise Resource Planning	Supply Chain Management	IT Consulting	Total
Balance at April 30, 2008	$—	$1,586	$—	$1,586
Intangible related to the Logility Stock Buyback Step Acquisition	—	145	—	145
Adjustment of Intangibles related to the Logility Stock Buyback Step Acquisition	—	(300)	—	(300)
Amortization expense	—	(481)	—	(481)

Balance at April 30, 2009	$—	$950	$—	$950
Intangibles related to the Optiant, Inc. Acquisition	—	2,236	—	2,236
Amortization expense	—	(509)	—	(509)

Balance at April 30, 2010	$—	$2,677	$—	$2,677

During fiscal 2010, the Company recorded $892,000 in goodwill and $2,236,000 in intangible assets as result of the acquisition of Optiant, Inc. The intangible assets are being amortized over a period ranging from two to five years (See Footnote 5).

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

Goodwill and intangible assets include the effects of applying purchase accounting resulting from Logility’s stock repurchases. During fiscal 2009, the Company recorded $277,000 in goodwill and $145,000 in intangible assets as a result of such repurchases, which are being amortized over a six year period. Also during fiscal 2009, the Company made revisions to the purchase price adjustments related to previously recorded Logility stock buy-backs. Approximately $688,000 was reallocated to additional paid in capital through noncontrolling interest by recording a debit to the related deferred tax liability of approximately $127,000, and credits to capitalized software development costs, intangible assets and goodwill of approximately $35,000, $300,000, and $480,000, respectively. The adjustment resulted in a reversal of amortization expense in the amount of $20,000, which is recorded as a component of general and administrative expense in the accompanying statements of operations for the year ended April 30, 2009. For purposes of the disclosure above, amounts related to the buyback of Logility stock are presented as a component of the SCM segment.

Intangible assets related to Logility Stock Buy-back Step Acquisition and purchased software consist of the following (in thousands):

	2010	2009
Acquired software	$75	$75
Distribution Channel	75	75
Customer Relationships	477	477
Trademarks	155	155

	782	782
Less accumulated amortization	(442)	(328)

	$340	$454

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2010 (in thousands):

2011	$112
2012	82
2013	75
2014	64
2015	7

$340

(m) Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

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

(o) Stock Compensation Plans

The Company has five stock-based employee compensation plans under which options to purchase common stock of the Company were outstanding as of April 30, 2010. Those plans are described more fully in Note 7. In addition to three American Software plans, effective July 9, 2009, the Company adopted the Logility, Inc. 1997 Stock Plan and Logility, Inc. 2007 Stock Plan as equity plans of the Company in conjunction with the Company’s acquisition of the shares of Logility common stock it did not previously own.

The Company recorded stock option compensation cost of approximately $1,036,000, $807,000 and $800,000 and related income tax benefits of approximately $298,000, $158,000 and $212,000 for the fiscal years ended April 30, 2010, 2009 and 2008, respectively. Stock-based compensation expense on current year grants is recorded on a straight-line basis over the vesting period for the entire award directly to additional paid-in capital.

Cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. During the years ended April 30, 2010, 2009 and 2008, the Company realized tax benefits from stock options generated in previous and current periods resulting in approximately $129,000, $70,000 and $1,377,000 of excess tax benefits which are included as a component of cash flows from financing activities in the accompanying 2010, 2009 and 2008 consolidated statements of cash flows, respectively.

(p) Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(q) Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

Comprehensive income consists of net earnings and certain adjustments including but not limited to foreign currency translation adjustments and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

(r) Earnings per Common Share

The Company has two classes of common stock of which Class B common shares are convertible into Class A common shares at any time, on a one-for-one basis. Under the Company’s Articles of Incorporation, if dividends are declared, holders of Class A common shares shall receive a $.05 dividend per share prior to the Class B common stock receiving any dividend and holders of Class A common stock shall receive a dividend at least equal to Class B common stock dividends on a per share basis. As a result, the Company has computed the earnings per share in compliance with the Earnings Per Share Topic of the FASB Accounting Standards Codification, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts), See Note 7 for total stock options outstanding and potentially dilutive:

Basic earnings per common share:

	Year Ended April 30, 2010		Year Ended April 30, 2009		Year Ended April 30, 2008
	Class A	Class B	Class A	Class B	Class A	Class B
Distributed earnings	$0.36	$0.36	$0.36	$0.36	$0.35	$0.35
Undistributed earnings/(loss)	(0.13)	(0.13)	(0.24)	(0.24)	(0.09)	(0.09)

Total	$0.23	$0.23	$0.12	$0.12	$0.26	$0.26

Distributed earnings	$8,115	$1,024	$8,079	$1,037	$7,911	$1,017
Undistributed earnings/(loss)	(3,045)	(390)	(5,406)	(694)	(2,117)	(278)

Total	$5,070	$634	$2,673	$343	$5,794	$739

Basic weighted average common shares	22,446	2,872	22,444	2,883	22,476	2,947

Diluted EPS for Class A common shares using the If-Converted Method

Year Ended April 30, 2010

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$5,070	22,446	$0.23
Common stock equivalents	—	563

	5,070	23,009	0.22
Class B conversion	634	2,872

Diluted EPS for Class A	$5,704	25,881	$0.22

Year Ended April 30, 2009

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$2,673	22,444	$0.12
Common stock equivalents	—	429

	2,673	22,873	0.12
Class B conversion	343	2,883

Diluted EPS for Class A	$3,016	25,756	$0.12

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

Year Ended April 30, 2008

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$5,794	22,476	$0.26
Common stock equivalents	—	1,124

	5,794	23,600	0.25
Class B conversion	739	2,947

Diluted EPS for Class A	$6,533	26,547	$0.25

Diluted EPS for Class B common shares using the Two-Class Method

Year Ended April 30, 2010

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$634	2,872	$0.23
Reallocation of undistributed earnings from Class A shares to Class B shares	9

Diluted EPS for Class B	$643	2,872	$0.23

Year Ended April 30, 2009
	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$343	2,883	$0.12
Reallocation of undistributed earnings from Class A shares to Class B shares	12

Diluted EPS for Class B	$355	2,883	$0.12

Year Ended April 30, 2008
	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$739	2,947	$0.26
Reallocation of undistributed earnings from Class A shares to Class B shares	12

Diluted EPS for Class B	$751	2,947	$0.26

*	Amounts adjusted for rounding

(s) Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $1.5 million, $1.6 million and $2.3 million in fiscal 2010, 2009 and 2008, respectively.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

(t) Guarantees and Indemnifications

The Company accounts for guarantees in accordance with the Guarantee Topic of the FASB Accounting Standards Codification. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with the Contingencies Topic of the FASB Accounting Standards Codification, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2010 or 2009.

The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2010 or 2009.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

(u) Industry Segments

The Company operates and manages its business in three reportable segments. See Note 10 of the Consolidated Financial Statements.

(2) Investments

Investments consist of the following (in thousands):

	April 30
	2010	2009
Trading:
Debt securities:
Tax-exempt state and municipal bonds	$10,051	$—
Certificates of Deposit	1,660	—

Total debt securities	11,711	—
Marketable equity securities	4,086	3,338

	$15,797	$3,338

	April 30, 2010
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$2,635	5	—	$2,640
Tax-exempt state and municipal bonds	13,717	256	52	13,921

	$16,352	$261	$52	$16,561

	April 30, 2009
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$6,840	14	—	$6,854
Government securities	23,287	402	9	23,680

	$30,127	$416	$9	$30,534

The total carrying value of all investments on a consolidated basis was approximately $32,149,000 and $33,465,000 at April 30, 2010 and 2009, respectively. At April 30, 2010, there were approximately $8,129,000 in trading investments and $7,720,000 in held-to-maturity investments included in investments-noncurrent in the accompanying consolidated balance sheets. At April 30, 2009, there was $17,094,000 in held-to-maturity investments included in investments-noncurrent in the accompanying consolidated balance sheets. As of April 30, 2010, the Company does not believe any investments to be other-than-temporarily impaired.

As of April 30, 2010, we had two held-to-maturity investments that were in a loss position for less than 2 years. The carrying value of these investments at April 30, 2010 was approximately $129,000 and the fair value was approximately $77,000.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

The contractual maturities of debt securities classified as trading at April 30, 2010 and 2009 were as follows (in thousands):

	2010	2009
Due within one year	$3,852	$—
Due within two years	5,117	—
Due within three years	2,202	—
Due after three years	540	—

	$11,711	$—

The contractual maturities of debt securities classified as held-to-maturity at April 30, 2010 and 2009 were as follows (in thousands):

	2010	2009
Due within one year	$8,632	$13,033
Due within two years	6,195	9,070
Due within three years	1,287	6,489
Due after three years	238	1,535

	$16,352	$30,127

In 2010, the Company’s investment portfolio of trading securities experienced net unrealized holding gains of approximately $538,000, while in 2009 and 2008 the Company’s investment portfolio of trading securities experienced net unrealized holding losses of approximately $2,006,000 and $559,000, respectively, which have been included in other income/(loss), net in the accompanying consolidated statements of operations.

(3) Fair Value of Financial Instruments

The Company measures its investments based on a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. A number of factors affect market price observability including the type of asset or liability and its characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

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

The following table presents our assets that we measured at fair value on a recurring basis as of April 30, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of April 30, 2010
Cash equivalents	$20,895	—	—	$20,895
Marketable securities	3,816	11,711	—	$15,527

Total	$24,711	$11,711	$—	$36,422

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $270,000 and approximately $16.4 million in held-to-maturity investments which are not recorded at fair value and thus are not recorded in the table above. The held-to-maturity investments consist of certificates of deposit and tax-exempt state and municipal bonds as well as U.S. Government debt securities and are recorded at amortized cost. Fair values for these securities are obtained from third party broker statements. The fair value amounts are primarily derived from quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. See Note 2 for the fair value of the Company’s investments classified as “held-to-maturity.”

The carrying amounts of cash, trade accounts receivable and unbilled accounts receivable, accounts payable, accrued compensation and related costs, and other current liabilities approximate fair value because of their short-term maturities.

The Fair Value Option within the Financial Instruments Topic of the FASB Accounting Standards Codification permits but does not require us to measure financial instruments and certain other items at fair value. We did not elect to measure at fair value any of our financial instruments under the guidance.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

(4) Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2010 and 2009 (in thousands):

	2010	2009
Buildings and leasehold improvements	$19,587	$19,479
Computer equipment and purchased software	9,010	8,776
Office furniture and equipment	4,090	4,055

	32,687	32,310
Less accumulated depreciation and amortization	26,197	25,121

	$6,490	$7,189

(5) Acquisitions

On May 23, 2009, we commenced a cash tender offer for all the outstanding shares of common stock, no par value, of our majority-owned subsidiary, Logility, not already owned by the Company at a price of $7.02 per share, without interest. On June 30, 2009, we announced that we had accepted for payment 1,504,866 shares of Logility, Inc. common stock. On July 9, 2009, we caused Logility to merge with a wholly-owned subsidiary of the Company, after which all remaining shares of Logility common stock were converted into the right to receive $7.02 per share, without interest. As a result of the merger, Logility became a wholly-owned subsidiary of the Company on July 9, 2009.

In connection with the tender offer and subsequent merger, we adopted the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan, and all outstanding Logility stock options were either converted into options to purchase shares of our Class A Common Shares or net cash settled. The conversion ratio was structured so as to maintain the “spread” between the exercise price and fair market value of our Class A Common Shares on July 9, 2009, in accordance with the regulations of the U.S. Treasury designed to maintain the status of the converted stock options as incentive stock options under Internal Revenue Code Section 422. As a result of these transactions, we have paid approximately $12,300,000 in cash to Logility shareholders to purchase 1,942,595 of Logility’s Common Shares. We incurred fees and expenses related to the transaction of approximately $809,000, of which $552,000 is included in the consolidated statement of operations for the year ended April 30, 2010. We accounted for this transaction in accordance with Identifiable Assets and Liabilities, and Any Noncontrolling Interests within the Business Combination Topic of the FASB Accounting Standards Codification. As a result, we recorded the total consideration of $12.3 million by recording debits to noncontrolling interest of $6.5 million and additional paid-in capital of $5.8 million.

As a result of the tender offer and subsequent merger we incurred stock compensation expense of approximately $230,000, primarily related to those non-vested Logility stock options that became fully vested on the date of acquisition. Options held by those option holders who elected not to cash settle their awards were converted into fully vested options to purchase our Class A Common Shares.

On March 19, 2010 the Company acquired certain assets of privately-held Optiant, Inc., a Boston-based provider of multi-echelon supply chain optimization systems. The Company paid an aggregate of $3.3 million in cash, and incurred approximately $128,000 in acquisition costs, which are included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended April 30, 2010. We have accounted for the acquisition under the purchase method of accounting. The fair values of the assets acquired and

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

liabilities assumed represent management’s estimates of current fair values. We allocated the total purchase price to the net tangible assets and intangible assets acquired based on management’s estimates of fair value at the date of acquisition. We based the allocation of the total purchase price to the acquired technology and other intangible assets, including trade names and maintenance contracts, on such estimates. The estimation process included analyses based on income, cost, and market approaches. We allocated $892,000 of the total purchase price to goodwill, which is deductible for income tax purposes.

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of March 19, 2010 (in thousands):

Accounts receivable	$369
Prepaid expenses and other current assets	23
Intangible assets[1]	2,236
Goodwill	892
Accounts payable	(8)
Accrued expenses and other current liabilities	(138)
Deferred revenue	(105)

Total Cash Outlay	3,269
Cash and cash equivalents	285
Working capital adjustment	(54)

Total Purchase Price	$3,500

[1]

Includes $790,000 for customer relationships and $76,000 for trademarks, all of which are subject to straight-line amortization over a period of 5 years and 2 years, respectively. Also includes approximately $1,370,000 for current technology, which is being amortized over the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product (4 years), including the period being reported.

FASB guidance on business combinations requires that an acquiring enterprise allocate the cost of an entity acquired in a business combination to the individual assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of deferred maintenance revenues in a business combination generally is not readily available and, accordingly, in practice, the fair value of an assumed liability (which must arise from a legal performance obligation) related to deferred revenue is estimated based on the direct cost of fulfilling the obligation plus a normal profit margin thereon. Also, in practice, the normal profit margin is limited to the profit margin on the costs to provide the product or service (that is, the fulfillment effort).

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

(6) Income Taxes

Income tax expense consisted of the following:

	Years ended April 30,
	2010	2009	2008
	(In thousands)
Current:
Federal	$2,356	$2,624	$4,224
State	452	635	805

	2,808	3,259	5,029

Deferred:
Federal	556	(740)	(848)
State	70	(119)	(177)

	626	(859)	(1,025)

	$3,434	$2,400	$4,004

The Company’s effective income tax rate differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 34% to earnings before income taxes and noncontrolling interest as follows:

	Years ended April 30,
	2010	2009	2008
	(In thousands)
Computed “expected” income tax expense	$3,138	$2,086	$3,840
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	330	273	368
Research and development credits	(130)	(433)	(222)
Change in valuation allowance for deferred tax assets	22	249	—
Tax contingencies	20	42	33
Other, net, including permanent items	54	183	(15)

	$3,434	$2,400	$4,004

Our effective income tax rates were 37.2%, 39.1% and 35.5% in 2010, 2009 and 2008, respectively. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. The provision for income taxes in 2010, 2009 and 2008 excludes approximately $445,000, $202,000 and $1.6 million, respectively, of tax benefits realized from the recognition of stock option deductions, which have been recorded in additional paid-in capital.

The significant components of deferred income tax expense attributable to income from continuing operations before income taxes for the years ended April 30, 2010, 2009, and 2008 are as follows:

	Years ended April 30,
	2010	2009	2008
	(In thousands)
Deferred tax expense (benefit)	$604	$(1,108)	$(1,025)
Increase in the valuation allowance for deferred tax assets	22	249	—

	$626	$(859)	$(1,025)

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2010 and 2009 are presented as follows:

	2010	2009
	(In thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$641	$783
State net operating loss carryforwards	368	352
Intangible assets and fixed asset basis differences	788	554
Nonqualified stock options	668	370

Total gross deferred tax assets	2,465	2,059
Less valuation allowance	617	595

Net deferred tax assets	1,848	1,464

Deferred tax liabilities:
Capitalized computer software development costs	(2,610)	(1,829)
Net gains/losses on trading securities	(263)	(58)
Goodwill	(451)	(427)
Other	(67)	(67)

Total gross deferred tax liabilities	(3,391)	(2,381)

Net deferred tax liabilities	$(1,543)	$(917)

At April 30, 2010, the Company has approximately $9.2 million of various state net operating loss carryforwards which are available to offset future state taxable income, if any, through 2029.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2010.

On May 1, 2007, the Company adopted accounting provisions which require us to prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position take or expected to be taken within an income tax return.

As of April 30, 2010, 2009 and 2008, we have recorded approximately $166,000, $146,000 and $148,000, respectively, of unrecognized tax benefits, inclusive of interest and penalties, all of which would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of April 30, 2010 and 2009, we had recorded a liability for potential penalties and interest of approximately $76,000 and $65,000, respectively, related to uncertain tax positions.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, excluding interest and penalties (in thousands):

	2010	2009
Balance at beginning of the period	$81	$94
(Decreases)/Increases as a result of positions taken during prior periods	—	—
(Decreases)/Increases as a result of positions taken during the current period	9	(13)

Balance at April 30,	$90	$81

We conduct business globally and, as a result, file income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2000. We are no longer subject to U.S. Federal income tax examination for years prior to 2006. The Company’s 2008 U.S. Federal return was audited by the Internal Revenue Service, and the examination was concluded in November 2009 with no changes to the return as originally filed.

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

Stock Option Plans

As of April 30, 2010, the Company has outstanding stock options granted pursuant to five stock option plans. The 1991 Employee Stock Option Plan (the “Employee Option Plan”) and the Directors and Officers Stock Option Plan (the “Directors and Officers Option Plan”) were adopted in 1991. These Plans were terminated and replaced by the 2001 Stock Option Plan (the “2001 Option Plan”) effective September 1, 2000. Options outstanding under the Employee Option Plan and the Directors and Officers Option Plan remain in effect, but no new options may be granted under those plans. Effective July 9, 2009, we adopted the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan as equity plans of American Software, although we will not grant any additional stock options under these plans.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

Under the 2001 Stock Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant, except with respect to non-employee directors, who receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 10 years after the date of grant (or 5 years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 3,575,000 shares are authorized for issuance pursuant to options granted under this Plan. In June 2007, June 2008 and June 2009, the Board of Directors approved an amendment increasing the number of shares available for grant by 800,000 shares, 900,000 shares and 800,000 shares, respectively. In February 2005, the Board amended the stock option grant forms to be used in connection with the 2001 Option Plan for future grants to provide for a six-year grant life and a five-year vesting period. When stock options are exercised, it is the Company’s policy to issue stock from authorized shares rather than from treasury shares.

Incentive and nonqualified options exercisable at April 30, 2010, 2009 and 2008 totaled 2,459,820, 1,962,225, and 1,771,397, respectively. Options available for grant at April 30, 2010, for the 2001 Plan are 972,075 shares.

A summary of changes in outstanding options for the year ended April 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2009	3,273,332	$5.61
Granted	918,310	5.90
Exercised	(124,570)	3.87
Forfeited/cancelled	(95,749)	8.86

Outstanding at April 30, 2010	3,971,323	$5.65	3.0	$4,778,855

Exercisable at April 30, 2010	2,459,820	$5.15	2.3	$4,042,238

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2010, 2009, and 2008 are $1.89, $1.18, and $2.47 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2010, 2009, and 2008:

	2010	2009	2008
Dividend yield	5.7%	5.2%	4.4%
Expected volatility	50.8%	42.4%	41.3%
Risk-free interest rate	3.4%	3.9%	4.4%
Expected term	4.2 years	4.4 years	4.5 years

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

A summary of changes in outstanding options for Logility’s Stock Plans for the year ended April 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2009	606,450	$5.10
Granted	—	—
Exercised	(374,000)	$3.57
Forfeited/cancelled	(6,450)	$3.57
Converted due to Tender Offer	(226,000)	$7.68

Outstanding at April 30, 2010	—	—	—	—

Exercisable at April 30, 2010	—	—	—	—

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

Options issued after May 1, 2007 with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2010, 2009, and 2008, we issued 124,570, 159,905 and 762,778 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2010, 2009 and 2008 based on market value at the exercise dates was $267,680, $381,229 and $5,032,924, respectively. The fair value of grants vested during the years ended April 30, 2010, 2009 and 2008 was $1,205,049, $844,632 and $553,868, respectively. As of April 30, 2010, unrecognized compensation cost related to unvested stock option awards approximated $2.2 million and is expected to be recognized over a weighted average period of 1.8 years.

Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. In the fiscal year ended April 30, 2010, we repurchased 40,400 shares of common stock at a cost of approximately $248,000. For this repurchase plan, through April 30, 2010, we have repurchased 735,735 shares of common stock at a cost of approximately $3.8 million. Under all repurchase plans as of April 30, 2010, we have repurchased 4,270,688 shares of common stock at a cost of approximately $23.1 million.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

(8) International Revenue and Significant Customer

International revenues approximated $8.0 million or 11%, $8.1 million or 10%, and $8.6 million or 10%, of consolidated revenues for the years ended April 30, 2010, 2009, and 2008, respectively, and were derived primarily from customers in Canada and Europe.

One customer, The Home Depot, accounted for approximately 12%, 10% and 12% of consolidated revenue for the years ended April 30, 2010, 2009 and 2008, respectively, principally from our IT consulting segment. Accounts receivable from this customer were approximately $1.7 million and $1.0 million at April 30, 2010 and 2009, respectively.

(9) Commitments and Contingencies

(a) Leases

The Company leases office facilities and equipment under various operating leases. Rental expense for these leases approximated $813,000, $836,000, and $871,000 for the years ended April 30, 2010, 2009, and 2008, respectively. A facility leased by a subsidiary of the Company included a lease incentive which was recorded as an increase in leasehold improvements and deferred rent.

The Company leased several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $287,000, $80,000 and $471,000 for three years ended April 30, 2010, 2009 and 2008, respectively. In addition, the Company owns other properties leased under various operating leases. Rental income for these leases approximated $187,000, $238,000 and $233,000 for the three years ended April 30, 2010, 2009, and 2008, respectively. The rental income is included as a component of Other Income, Net in the accompanying consolidated statements of operations.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2010 are as follows (existence of renewal or escalation clauses) (in thousands):

Years ended April, 30:
2011	$552
2012	274
2013	221
2014	221
2015	—

$1,268

Future minimum lease rentals receivable under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2010 are as follows (already included or prorated at the company’s occupied building) (in thousands):

Years ended April, 30:
2011	$503
2012	636
2013	691
2014	494
2015	22
Thereafter	—

$2,346

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

(b) 401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2010, 2009, or 2008.

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

(10) Segment information

The Company provides our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Supply Chain Management (SCM), (2) Enterprise Resource Planning (ERP), and (3) Information Technology (IT) Consulting.

The SCM segment consists of Logility, Inc., a wholly-owned subsidiary (as of July 9, 2009), as well as its subsidiaries, DMI and Optiant, which provides collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (1) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (2) New Generation Computing (NGC), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

Following is information related to each segment as of and for the years ended April 30, 2010, 2009 and 2008:

	2010	2009	2008
Revenues:
Enterprise Resource Planning	$15,788	$18,703	$20,905
Supply Chain Management	41,570	41,603	44,908
IT Consulting	17,918	17,718	23,188

	$75,276	$78,024	$89,001

Operating income/(loss) before intersegment eliminations:
Enterprise Resource Planning	$(3,358)	$(2,008)	$(1,019)
Supply Chain Management	10,253	8,704	8,305
IT Consulting	404	494	809

	$7,299	$7,190	$8,095

Intersegment eliminations:
Enterprise Resource Planning	$(1,662)	$(1,736)	$(1,662)
Supply Chain Management	1,662	1,736	1,662
IT Consulting	—	—	—

	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(5,020)	$(3,744)	$(2,681)
Supply Chain Management	11,915	10,440	9,967
IT Consulting	404	494	809

	$7,299	$7,190	$8,095

Capital expenditures:
Enterprise Resource Planning	$301	$945	$645
Supply Chain Management	254	76	197
IT Consulting	6	—	—

	$561	$1,021	$842

Capitalized Software:
Enterprise Resource Planning	$—	$(18)	$89
Supply Chain Management	2,411	2,051	2,155
IT Consulting	—	—	—

	$2,411	$2,033	$2,244

Depreciation and amortization:
Enterprise Resource Planning	$1,194	$1,095	$936
Supply Chain Management	965	2,387	3,089
IT Consulting	1	2	2

	$2,160	$3,484	$4,027

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2010, 2009, and 2008

	April 30, 2010	April 30, 2009	April 30, 2008
Identifiable assets:
Enterprise Resource Planning	$28,712	$38,553	$50,114
Supply Chain Management	63,880	70,734	65,072
IT Consulting	4,583	3,032	5,031

	$97,175	$112,319	$120,217

(11) Financial Statements and Supplementary Data (Unaudited)

The following schedule presents results for each quarter in the years ended April 30, 2010 and 2009 (in thousands, except per share amounts):

	Total revenues	Gross margins	Operating income	Net earnings	Diluted earnings per share*
Quarter ended:
July 31, 2009	$17,834	$10,643	$1,454	$1,181	$0.05
October 31, 2009	18,719	10,251	1,736	1,353	0.05
January 31, 2010	19,830	11,073	2,775	1,841	0.07
April 30, 2010	18,893	10,335	1,334	1,329	0.05

Year ended April 30, 2010	$75,276	$42,302	$7,299	$5,704	$0.22

Quarter ended:
July 31, 2008	$19,198	$10,088	$1,281	$610	$0.02
October 31, 2008	19,848	10,232	1,997	470	0.02
January 31, 2009	20,040	11,273	2,134	775	0.03
April 30, 2009	18,938	11,307	1,778	1,161	0.05

Year ended April 30, 2009	$78,024	$42,900	$7,190	$3,016	$0.12

*	Quarterly amounts may not sum to full year total due to rounding.

(12) Subsequent Events

On May 17, 2010, the Board of Directors of the Company adopted the 2011 Equity Compensation Plan (the “Plan”), subject to shareholder approval at the Annual Meeting of Shareholders scheduled for August 16, 2010. If approved, the Plan would replace the Company’s 2001 Stock Option Plan, which terminated effective May 16, 2010. The Plan would provide for the granting of options to purchase up to 2,500,000 shares of our Class A shares and up to 500,000 stock appreciation rights. Unexpired options previously granted under prior stock option plans will continue to be exercisable in accordance with their terms.

On May 18, 2010, our Board of Directors declared a quarterly cash dividend of $0.09 per share of American Software Class A and Class B common stock. The cash dividend is payable on September 28, 2010 to Class A and Class B shareholders of record at the close of business on August 20, 2010.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2010. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of April 30, 2010.

We believe our consolidated financial statements fairly present in all material respects our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements for the years ended April 30, 2010 and 2009 and each of the years in the three-year period ended April 30, 2010 is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of fiscal 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reports on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm on internal control over financial reporting are included under Item 8, “Financial Statements and Supplementary Data,” of this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position
James C. Edenfield	75	President, Chief Executive Officer, Treasurer and Director
Thomas L. Newberry	77	Chairman of the Board of Directors
J. Michael Edenfield	52	Director, Executive Vice President and Chief Operating Officer; President and Chief Executive Officer of Logility, Inc.
Dennis Hogue	57	Director
John J. Jarvis	68	Director
James B. Miller, Jr.	70	Director
Thomas L. Newberry, V.	43	Director
Vincent C. Klinges	47	Chief Financial Officer
James R. McGuone	63	Vice President, General Counsel and Secretary

All directors hold office until the next annual meeting of the shareholders of the Company. Information regarding the directors of the Company, including their ages, their principal occupations for at least the past five years, other public company directorships held by them and the year each was first elected as a director of the Company, are set forth under the caption “Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

During fiscal 2010, based upon a review by the Company of filings made under Section 16(a) of the Exchange Act and representations from its directors and officers, all of the reports required to be filed during fiscal 2010 were filed on a timely basis.

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

Relationship with Logility, Inc. and Certain Transactions

On October 10, 1997, we completed an initial public offering of 2,200,000 shares of common stock in our subsidiary, Logility, Inc. (“Logility”). Prior to that time, Logility was a wholly-owned subsidiary of ours, operating as the supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, American Software and Logility entered into a number of agreements for the purpose of defining certain relationships between the parties (the “Intercompany Agreements”). The more significant of the Intercompany Agreements are summarized below. As a result of our ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation. Management of the Company believes, however, that the fees for the various services provided would not exceed fees that would be paid if such services were provided for independent third parties. Effective July 9, 2009, we completed our acquisition of all remaining shares of Logility common stock and Logility became a wholly-owned subsidiary of the Company.

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

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term by giving proper notice. Logility will indemnify us against any damages that we may incur in connection with our performance of services under the Services Agreement (other than those arising from our gross negligence or willful misconduct), and we will indemnify Logility against any damages arising out of our gross negligence or willful misconduct in connection with our rendering of services under the Services Agreement. For the portion of fiscal 2010 in which Logility was not wholly owned by the Company (May 1, 2009 through July 8, 2009), the services related to this agreement were valued at $263,000. For the fiscal years 2009 and 2008 the services related to this agreement were valued at $1.3 million and $1.3 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that Logility may occupy space located in certain facilities owned or leased by us (or our subsidiaries).

The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated by Logility for any reason with respect to any particular facility upon thirty days’ written notice. Logility’s lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the portion of fiscal 2010 in which Logility was not wholly owned by the Company (May 1, 2009 through July 8, 2009), the services related to this agreement were valued at $81,000. For the fiscal years 2009 and 2008, the services related to this agreement were valued at $438,000 and $428,000, respectively. Included in these costs are lease expense, utilities expense, telephone expense, and security expense.

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

This information is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.	Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2010	113

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	The Company’s Amended and Restated Articles of Incorporation, and amendments thereto.(1)

3.2	The Company’s Amended and Restated By-Laws dated May 18, 2009.(2)

10.1	Amended and Restated 1991 Employee Stock Option Plan dated February 14, 2000.(3)

10.2	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(4)

10.3	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(5)

10.4	The Logility, Inc. 1997 Stock Plan as Amended and Restated Effective July 9, 2009.(6)

10.5	The Logility, Inc. 2007 Stock Plan as Amended and Restated Effective July 9, 2009.(6)

10.6	The Company’s 2001 Stock Option Plan, as Amended and Restated Effective August 17, 2009.(7)

10.7	Plan of Merger of Logility, Inc. and ASI Acquisition, Inc. dated as of July 6, 2009, providing for the merger of Logility, Inc. with and into ASI Acquisition, Inc.(8)

10.8	Asset Purchase Agreement dated March 19, 2010 by and among New East Paces Ferry, Inc., a Georgia corporation; Logility, Inc., a Georgia corporation; Optiant, Inc., a Delaware corporation; and Castile Ventures LP, a Delaware limited partnership, Castile Ventures LP II-A LP, a Delaware limited partnership, Castile Ventures LP II-B LP, a Delaware limited partnership, and Supply Chain Ventures, LLC, a Maine limited liability company.(9)

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.

(3)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2000.
(4)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.
(5)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2002.
(6)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-160559 filed on Form S-8 on July 13, 2009.
(7)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-161471 filed on Form S-8 on August 21, 2009.
(8)	Incorporated by reference herein. Filed by the Company as an exhibit to its current report filed on Form 8-K on July 9, 2009.
(9)	Incorporated by reference herein. Filed by the Company as an exhibit to its current report filed on Form 8-K on March 22, 2010.

SCHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2010, 2009, 2008

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions(1)	Deductions (2)	Balance at end of year
April 30, 2010	$484	(241)	0	56	187
April 30, 2009	$215	355	0	86	484
April 30, 2008	$162	134	0	81	215

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

Deferred Income Tax Valuation Allowance

The deferred tax valuation allowance roll-forward is included in Item 8 of this Report in the “Notes to Consolidated Financial Statements”—Note 6.

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

Date: July 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James C. Edenfield James C. Edenfield	President, Chief Executive Officer, Treasurer and Director	July 14, 2010

/s/ Thomas L. Newberry Thomas L. Newberry	Chairman of the Board of Directors	July 14, 2010

/s/ J. Michael Edenfield J. Michael Edenfield	Director, Executive Vice President and Chief Operating Officer	July 14, 2010

/s/ W. Dennis Hogue W. Dennis Hogue	Director	July 14, 2010

/s/ John J. Jarvis John J. Jarvis	Director	July 14, 2010

/s/ Thomas L. Newberry, V. Thomas L. Newberry, V.	Director	July 14, 2010

/s/ James B. Miller, Jr. James B. Miller, Jr.	Director	July 14, 2010

/s/ Vincent C. Klinges Vincent C. Klinges	Chief Financial Officer	July 14, 2010

/s/ Herman L. Moncrief Herman L. Moncrief	Controller and Principal Accounting Officer	July 14, 2010