Form 10-Q
period 2010-07-31
AMERICAN SOFTWARE INC
filed 2010-09-08
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at September 6, 2010
Class A Common Stock, $.10 par value	22,941,347 Shares
Class B Common Stock, $.10 par value	2,747,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2010	April 30, 2010
ASSETS

Current assets:
Cash and cash equivalents	$21,768	$21,730
Investments	14,935	16,300
Trade accounts receivable, less allowance for doubtful accounts of $108 at July 31, 2010 and $187 at April 30, 2010:
Billed	9,137	8,721
Unbilled	2,646	2,419
Prepaid expenses and other current assets	2,365	3,373

Total current assets	50,851	52,543
Investments—Noncurrent	16,163	15,849
Property and equipment, net of accumulated depreciation of $26,505 at July 31, 2010 and $26,198 at April 30, 2010	6,444	6,490
Capitalized software, net of accumulated amortization of $7,437 at July 31, 2010 and $7,431 at April 30, 2010	7,515	6,890
Goodwill	12,601	12,601
Other intangibles, net of accumulated amortization of $2,986 at July 31, 2010 and $2,742 at April 30, 2010	2,432	2,677
Other assets	107	125

Total assets	$96,113	$97,175

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,198	$986
Accrued compensation and related costs	1,556	2,949
Dividends payable	2,296	2,284
Other current liabilities	3,387	1,986
Deferred income taxes	63	63
Deferred revenue	14,412	15,147

Total current liabilities	22,912	23,415
Deferred income taxes	1,073	1,480

Total liabilities	23,985	24,895
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 27,113,742 shares at July 31, 2010 and 26,867,314 shares at April 30, 2010	2,711	2,687
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,747,086 shares at July 31, 2010 and 2,777,086 shares at April 30, 2010; convertible into Class A shares on a one-for-one basis	275	278
Additional paid-in capital	85,393	84,256
Retained earnings	7,268	8,209
Class A treasury stock, 4,348,663 shares at July 31, 2010 and 4,270,688 shares at April 30, 2010	(23,519)	(23,150)

Total shareholders’ equity	72,128	72,280

Commitments and contingencies
Total liabilities and shareholders’ equity	$96,113	$97,175

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2010	2009
Revenues:
License	$2,794	$4,144
Services and other	9,231	6,873
Maintenance	7,069	6,817

Total revenues	19,094	17,834

Cost of revenues:
License	693	856
Services and other	6,551	4,624
Maintenance	1,656	1,711

Total cost of revenues	8,900	7,191

Gross margin	10,194	10,643

Research and development	1,777	1,670
Sales and marketing	3,317	3,700
General and administrative	2,842	4,051
Amortization of acquisition-related intangibles	214	88
Provision for (recovery of) doubtful accounts	28	(320)

Total operating expenses	8,178	9,189

Operating income	2,016	1,454

Other income (expense):
Interest income	366	409
Other, net	(125)	209

Earnings before income taxes	2,257	2,072
Income tax expense	(884)	(801)

Net earnings	$1,373	$1,271
Less net earnings attributable to noncontrolling interests	—	(90)

Net earnings attributable to American Software, Inc.	$1,373	$1,181

Earnings per common share attributable to American Software, Inc.(a) :
Basic	$0.05	$0.05

Diluted	$0.05	$0.05

Cash dividends declared per common share	$0.09	$0.09

Shares used in the calculation of earnings per common share attributable to American Software, Inc.:
Basic	25,540	25,302

Diluted	25,926	25,741

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.05 and $0.05 for the periods ended July 31, 2010 and 2009, respectively. See Note G to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2010	2009
Cash flows from operating activities:
Net earnings attributable to American Software, Inc.	$1,373	$1,181
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	559	563
Stock-based compensation expense	230	413
Bond amortization	83	183
Tax benefit of stock options exercised	77	378
Excess tax benefits from stock-based compensation	—	(119)
Net loss/(gain) on investments	163	(217)
Net earnings attributable to noncontrolling interest	—	90
Deferred income taxes	(407)	(34)
Changes in operating assets and liabilities:
Purchases of trading securities	(4,771)	(3,639)
Proceeds from sale of trading securities	110	2,918
Proceeds from maturities of trading securities	1,151	—
Accounts receivable, net	(643)	17
Prepaid expenses and other assets	1,008	441
Accounts payable and other liabilities	220	(444)
Deferred revenue	(735)	(450)

Net cash (used in) provided by operating activities	(1,582)	1,281

Cash flows from investing activities:
Capitalized computer software development costs	(631)	(559)
Purchases of property and equipment, net of disposals	(262)	(220)
Proceeds from maturities of investments	4,333	3,677
Proceeds from exercise of stock options of subsidiary	—	29

Net cash provided by investing activities	3,440	2,927

Cash flows from financing activities:
Repurchase of common stock	(369)	—
Excess tax benefits from stock based compensation	—	119
Proceeds from exercise of stock options	852	37
Dividends paid	(2,303)	(2,277)
Repurchase of noncontrolling interest	—	(9,235)

Net cash used in financing activities	(1,820)	(11,356)

Net change in cash and cash equivalents	38	(7,148)
Cash and cash equivalents at beginning of period	21,730	37,629

Cash and cash equivalents at end of period	$21,768	$30,481

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

July 31, 2010

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at July 31, 2010, the results of operations for the three months ended July 31, 2010 and 2009 and cash flows for the three months ended July 31, 2010 and 2009. The results for the three months ended July 31, 2010 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our annual report on Form 10-K for the year ended April 30, 2010.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2010, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible assets, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as services are performed. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $326,000 and $204,000 for the three months ended July 31, 2010 and 2009, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At July 31, 2010 and April 30, 2010, unbilled license fees were approximately $920,000 and $840,000, respectively, and unbilled services revenues were approximately $1.7 million and $1.6 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

D.	Reclassification

Certain prior year amounts have been reclassified for presentation purposes.

E.	Major Customer

One customer, The Home Depot, accounted for approximately 15% of our total revenues in the three months ended July 31, 2010, principally from our IT consulting segment (see footnote M). No single customer accounted for more than 10% of our total revenues in the three months ended July 31, 2009. The related accounts receivable balance for this customer was approximately $1.5 million as of July 31, 2010.

F.	Declaration of Dividend Payable

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2010		Three Months Ended July 31, 2009
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.09	$0.09
Undistributed loss	(0.04)	(0.04)	(0.04)	(0.04)

Total	$0.05	$0.05	$0.05	$0.05

Distributed earnings	$2,065	$247	$2,019	$259
Undistributed loss	(838)	(101)	(972)	(125)

Total	$1,227	$146	$1,047	$134

Basic weighted average common shares	22,792	2,748	22,425	2,877

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended July 31, 2010

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,227	22,792	$0.05
Common Stock Equivalents	—	386	—

	1,227	23,178	0.05
Class B Conversion	146	2,748	—

Diluted EPS for Class A	$1,373	25,926	$0.05

Three Months Ended July 31, 2009

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,047	22,425	$0.05
Common Stock Equivalents	—	439	—

	1,047	22,864	0.05
Class B Conversion	134	2,877	—

Diluted EPS for Class A	$1,181	25,741	$0.05

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended July 31, 2010

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$146	2,748	$0.05
Reallocation of undistributed earnings to Class A shares from Class B shares	2	—	—

Diluted EPS for Class B	$148	2,748	$0.05

Three Months Ended July 31, 2009

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$134	2,877	$0.05
Reallocation of undistributed earnings to Class A shares from Class B shares	2	—	—

Diluted EPS for Class B	$136	2,877	$0.05

For the three months ended July 31, 2010 and July 31, 2009, we excluded options to purchase 2,712,228 and 2,185,771 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2010, we had outstanding options to purchase a total of 4,029,351 Class A Common Shares and outstanding options to purchase 3,834,861 Class A Commons Shares as of July 31, 2009.

H.	Acquisitions

On May 23, 2009, we commenced a cash tender offer for all the outstanding shares of common stock, no par value, of our majority-owned subsidiary, Logility, Inc. (Logility), not already owned by the Company at a price of $7.02 per share, without interest. On June 30, 2009, we announced that we had accepted for payment 1,504,866 shares of Logility common stock. On July 9, 2009, we caused Logility to merge with a wholly-owned subsidiary of the Company, after which all remaining shares of Logility common stock were converted into the right to receive $7.02 per share, without interest. As a result of the merger, Logility became a wholly-owned subsidiary of the Company on July 9, 2009.

In connection with the tender offer and subsequent merger, we adopted the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan, and all outstanding Logility stock options were either converted into options to purchase shares of our Class A Common Shares or net cash settled. The conversion ratio was structured so as to maintain the “spread” between the exercise price and fair market value of our Class A Common Shares on July 9, 2009, in accordance with the regulations of the U.S. Treasury designed to maintain the status of the converted stock options as incentive stock options under Internal Revenue Code Section 422. As a result of these transactions, we paid approximately $12,300,000 in cash to Logility shareholders to purchase 1,942,595 shares of Logility’s Common Stock. We incurred fees and expenses related to the transaction of approximately $809,000, of which $552,000 is included in the consolidated statement of operations for the year ended April 30, 2010. We accounted for this transaction in accordance with Identifiable Assets and Liabilities, and Any Noncontrolling Interests within the Business Combination Topic of the FASB’s Accounting Standards Codification. As a result, we recorded the total consideration of $12.3 million by recording debits to noncontrolling interest of $6.5 million and additional paid-in capital of $5.8 million.

As a result of the tender offer and subsequent merger we incurred stock compensation expense of approximately $230,000, primarily related to those non-vested Logility stock options that became fully vested on the date of acquisition. Options held by those option holders who elected not to cash settle their awards were converted into fully vested options to purchase our Class A Common Shares.

On March 19, 2010 the Company acquired certain assets of privately-held Optiant, Inc., a Boston-based provider of multi-echelon supply chain optimization systems. The Company paid an aggregate of $3.3 million in cash, and incurred approximately $128,000 in acquisition costs. We have accounted for the acquisition under the purchase method of accounting. We allocated the total purchase price to the net tangible assets and intangible assets acquired based on management’s estimates of fair value at the date of acquisition. We based the allocation of the total purchase price to the acquired technology and other intangible assets, including trade names and maintenance contracts, on such estimates. The estimation process included analyses based on income, cost, and market approaches. We allocated $892,000 of the total purchase price to goodwill, which is deductible for income tax purposes.

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

I.	Stock-Based Compensation

During the three months ended July 31, 2010 and 2009, we granted options for 306,000 and 588,310 shares of common stock, respectively. During the three months ended July 31, 2010 and 2009, we recorded stock-based compensation expense of approximately $230,000 and $413,000 and related income tax benefits of approximately $55,000 and $150,000, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

Cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. During the three months ended July 31, 2010 and 2009, we realized excess tax benefits of approximately $0 and $119,000, respectively.

During the three months ended July 31, 2010 and 2009, we issued 216,432 and 19,008 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2010 and 2009 based on market value at the exercise dates was approximately $552,000 and $29,000, respectively. As of July 31, 2010, unrecognized compensation cost related to unvested stock option awards approximated $2.4 million, which we expect to recognize over a weighted average period of 1.8 years.

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

Cash Equivalents—Cash equivalents include investments in government obligation based money-market funds, other money market instruments and interest-bearing deposits with initial terms of three months or less. The fair value of cash equivalents approximates its carrying value due to the short-term nature of these instruments.

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

The following table presents our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2010, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2010
Cash equivalents	$20,664	—	—	$20,664
Marketable securities	3,961	14,920	—	$18,881

Total	$24,625	$14,920	$—	$39,545

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $264,000 and approximately $12 million in held-to-maturity investments which are not recorded at fair value and thus are not included in the table above. The held-to-maturity investments consist of certificates of deposits and tax-exempt state and municipal bonds as well as U.S. Government debt securities and are recorded at amortized cost. Fair values for these securities are obtained from third-party broker statements. The fair value amounts are primarily derived from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at July 31, 2010 (in thousands):

	July 31, 2010
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	1,774	3	—	1,777
Tax-exempt state and municipal bonds	10,179	233	(63)	10,349

	11,953	236	(63)	12,126

As of July 31, 2010, we had two held-to-maturity investments that were in a loss position for less than 2 years. The carrying value of these investments at July 31, 2010 was approximately $141,000 and the fair value was approximately $78,000.

The contractual maturity of debt securities classified as held to maturity at July 31, 2010 was as follows (in thousands):

Due within one year	$5,281
Due between one and two years	5,433
Due between two and three years	1,212
Due after three years	27

$11,953

The Fair Value Option within the Financial Instruments Topic of the FASB’s Accounting Standards Codification permits but does not require us to measure financial instruments and certain other items at fair value. We did not elect to measure at fair value any of our financial instruments under the guidance.

K.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2010, we have repurchased 813,710 shares of common stock at a cost of approximately $4.1 million. Under all repurchase plans as of July 31, 2010, we have repurchased 4,348,663 shares of common stock at a cost of approximately $23.5 million.

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

The SCM segment consists of Logility, a wholly-owned subsidiary (as of July 9, 2009), as well as its subsidiaries, DMI and Optiant, which provide collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry-specific business software to both retailers and manufacturers in the Apparel Retail, Sewn Products and Furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

Our chief operating decision maker is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses.

In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2010 and 2009:

	Three Months Ended July 31,
	2010	2009
Revenues:
Enterprise Resource Planning	$3,981	$3,797
Collaborative Supply Chain Management	9,743	10,671
IT Consulting	5,370	3,366

	$19,094	$17,834

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(588)	$(1,183)
Collaborative Supply Chain Management	2,365	2,598
IT Consulting	239	39

	$2,016	$1,454

Intersegment eliminations:
Enterprise Resource Planning	$(386)	$(424)
Collaborative Supply Chain Management	386	424
IT Consulting	—	—

	—	—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(974)	$(1,607)
Collaborative Supply Chain Management	2,751	3,022
IT Consulting	239	39

	$2,016	$1,454

Capital expenditures:
Enterprise Resource Planning	$9	$98
Collaborative Supply Chain Management	253	122
IT Consulting	—	—

	$262	$220

Capitalized Software:
Enterprise Resource Planning	$—	$—
Collaborative Supply Chain Management	631	559
IT Consulting	—	—

	$631	$559

Depreciation and amortization:
Enterprise Resource Planning	$296	$293
Collaborative Supply Chain Management	263	270
IT Consulting	—	—

	$559	$563

N.	Contingencies

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

O.	Recently Adopted Accounting Pronouncements

In January 2010, The FASB issued guidance amending and clarifying requirements for fair value measurements and disclosures. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except Level 3 reconciliation disclosures, which are effective for the fiscal years and interim periods beginning after December 15, 2010. The guidance became effective for us with the reporting period beginning February 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning February 1, 2011. Adoption of this guidance did not have a material impact on our financial statements and we do not expect the Level 3 reconciliation disclosures to have a material impact on our financial statements.

In February 2010, the FASB issued guidance to amend certain recognition and disclosure requirements related to subsequent events. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. This update also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The adoption of this amended standard did not have an impact on our financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables which are not within the scope of the current software revenue recognition guidance. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of VSOE or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of fiscal 2012. We do not expect our adoption of these standards to have a material impact on our fiscal 2012 consolidated financial statements.

P.	Subsequent Event

On August 17, 2010, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend is payable on December 3, 2010 to Class A and Class B shareholders of record at the close of business on November 19, 2010.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, dependence on particular market segments or customers, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, the challenges and risks associated with integration of acquired product lines, companies and services, as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below. The terms “fiscal 2011” and “fiscal 2010” refer to our fiscal years ending April 30, 2011 and 2010, respectively.

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

For fiscal 2011, we expect the world economy to continue to be weak, which could result in a continuation of the difficult selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment, particularly in the United States. However, we believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

COMPARISON OF RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2010 and 2009:

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2010	2009	2010 vs 2009
Revenues:
License	15%	23%	(33)%
Services and other	48	39	34
Maintenance	37	38	4

Total revenues	100	100	7

Cost of revenues:
License	4	5	(19)
Services and other	34	26	42
Maintenance	9	9	(3)

Total cost of revenues	47	40	24

Gross margin	53	60	(4)

Research and development	9	9	6
Sales and marketing	17	21	(10)
General and administrative	15	23	(30)
Amortization of acquisition-related intangibles	1	1	nm
Provision for (Recovery of) doubtful accounts	—	(2)	nm

Total operating expenses	43	51	(11)

Operating income	11	8	39

Other income (expense):
Interest income	2	2	(11)
Other, net	(1)	1	nm

Earnings before income taxes	12	12	9
Income tax expense	(5)	(5)	10

Net earnings	7	7	8

Less net earnings attributable to noncontrolling interest	—	(1)	nm

Net earnings attributable to American Software, Inc.	7%	7%	16%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009

Revenue

	Three Months Ended July 31,
	2010	2009	% Change	% of Total Revenue
				2010	2009
	(in thousands)
License	$2,794	$4,144	(33)%	15%	23%
Services and other	9,231	6,873	34%	48%	39%
Maintenance	7,069	6,817	4%	37%	38%

Total revenues	$19,094	$17,834	7%	100%	100%

For the three months ended July 31, 2010, the 7% increase in revenues when compared to the three months ended July 31, 2009 was attributable primarily to a 34% increase in services and other revenues and, to a lesser extent, a 4% increase in maintenance revenues. This was partly offset by a 33% decrease in license fee revenues during the three months ended July 31, 2010 when compared to the same period last year. The primary reason for the increase in services and other revenues was an increase at our IT consulting services business unit when compared to the same period last year, as some customers have increased third-party staffing and software consulting projects as a result, we believe, of companies not wanting to hire permanent workers in the current economy yet having an increased need to complete IT projects. The decrease in license fee revenues was a result of continued uncertainty in the economy that is resulting in delayed software purchases.

Due to intensely competitive markets we do discount license fees from our published list price due to pricing pressure in our industry. Numerous factors contribute to the amount of the discounts provided, such as previous customer purchases, the number of customer sites utilizing the software, the number of modules purchased and the number of users, as well as the overall size of the contract. While all these factors may affect the discount amount of a particular contract, the overall percentage discount has not materially changed in the recent reported fiscal periods.

The change in our revenues from period to period is primarily due to the volume of products and related services sold in any period and the amount of products or modules purchased with each sale.

International revenues represented approximately 10% and 9% of total revenues in the three months ended July 31, 2010 and 2009, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenue

	Three Months Ended July 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	$579	$621	(7)%
Supply Chain Management	2,215	3,523	(37)%

Total license revenues	$2,794	$4,144	(33)%

For the three months ended July 31, 2010, license fee revenues decreased by 33% compared to the same period in the prior year due to a difficult selling environment as a result of the U.S. and worldwide economic recession. Logility, including its DMI subsidiary, constituted 79% and 85% of our total license fee revenues for the three months ended July 31, 2010 and 2009, respectively. License fees from our ERP segment, which includes NGC, decreased 7% for the three months ended July 31, 2010 compared to the same period in the prior year due to difficult economic conditions and strong competition from major vendors such as Oracle, Microsoft, SAP and numerous niche players in the markets we serve.

The direct sales channel provided approximately 53% of license fee revenues for the three months ended July 31, 2010, compared to approximately 73% in the comparable quarter a year ago. The decrease in the proportion of sales by our direct sales channel, which tends to target larger companies, for the current quarter when compared to the prior year period is primarily due to continued delay in software purchases by larger companies as a result of uncertainty about future economic conditions. We have also seen declines to a lesser degree in our indirect channel, which primarily targets midsize and small companies. We believe this decrease is due to the more limited access that midsize and small companies have to credit markets to finance capital purchases at this time. For the three months ended July 31, 2010 and July 31, 2009, our margins after commissions on direct sales were approximately 89% and 85%, respectively, and our margins after commissions on indirect sales were approximately 53% and 37%, respectively. The indirect channel margins for the current quarter increased when compared to the same period in the prior year due to the mix of VAR commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenue

	Three Months Ended July 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	$2,319	$2,060	13%
Supply Chain Management	1,542	1,447	7%
IT Consulting	5,370	3,366	60%

Total services and other revenues	$9,231	$6,873	34%

For the three months ended July 31, 2010, services revenue increased 34% when compared to the same period in the prior year. For the three months ended July 31, 2010, our IT Consulting segment’s revenues increased 60% when compared to the prior year period as some customers have increased third-party staffing and software consulting projects as a result, we believe, of their reluctance to hire permanent workers in the current economy, yet having an increased need to complete IT projects. For the three months ended July 31, 2010, services and other revenues from Logility (SCM) increased by 7% when compared to the same prior year period. Logility services revenues increased for the current quarter due to the timing of software implementation project work. For the three months ended July 31, 2010, our ERP segment’s revenues increased 13% when compared to the prior year period due to the timing of software implementation project work. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

A large ERP customer has indicated that after August 2010 it will not renew a services agreement that has been in place for more than ten years. During fiscal 2010 this agreement represented approximately $1.1 million in ERP services revenue per quarter. We expect the loss of this revenue to result in a substantial reduction in services revenues in our ERP segment commencing in the second quarter of fiscal 2011. This services agreement was unique to this customer, and therefore we do not believe that the non-renewal of the agreement reflects a trend that will affect other services agreements or customer relationships. We have taken appropriate cost reduction efforts to mitigate the impact of this lost revenue to earnings.

Maintenance Revenue

	Three months Ended July 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	$1,084	$1,116	(3)%
Supply Chain Management	5,985	5,701	5%

Total maintenance revenues	$7,069	$6,817	4%

For the three months ended July 31, 2010, maintenance revenues increased 4%, when compared to the same period in the prior year, due primarily to improved maintenance renewal rates at our SCM unit which experienced a 5% increase in maintenance revenue for the three months ended July 31, 2010 when compared to the same period last year. This was partially offset by lower renewal rates in our legacy ERP unit, which experienced a decrease of 3% for the three months ended July 31, 2010 compared to the same period in the prior year. Logility (SCM) accounted for 85% of total maintenance fee revenues for the three months ended July 31, 2010, compared to 84% of total maintenance revenues for the three months ended July 31, 2009. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended July 31,
($000’s omitted)	2010		2009
Gross margin on license fees:	$2,101	75%	$3,288	79%
Gross margin on services and other:	2,680	29%	2,249	33%
Gross margin on maintenance:	5,413	77%	5,106	75%

Total gross margin:	$10,194	53%	$10,643	60%

For the three months ended July 31, 2010, total gross margin percentage decreased when compared to the same period in the prior year primarily due to a decrease in our gross margin on services and other and to a lesser extent our gross margin on license fees. This decrease was partially offset by an increase in our gross margin on maintenance.

Gross Margin on License Fees

For the three months ended July 31, 2010, gross margin on license fees decreased when compared to the same period in the prior year, due to an increase in the proportion of license fees attributable to our lower margin indirect sales channel, partially offset by lower computer software amortization expense when compared to the same period last year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels. On July 27, 2010 we announced the general availability of our Logility Voyager Solution Version 8.0 software at our SCM business unit. This will increase software amortization by approximately $625,000 per quarter beginning in the second quarter of fiscal 2011.

Gross Margin on Services and Other

For the three months ended July 31, 2010, the gross margin percentage on services and other revenue decreased 4% when compared to the same period in the prior fiscal year. This change was due to increased services revenue in our lower margin IT Consulting segment, The Proven Method, Inc., and lower services margin at Logility, which was caused by lower billing utilization. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage increased 2% for the three months ended July 31, 2010 when compared to the same period last year due to cost containment efforts and improved customer renewal rates. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

Expenses

	Three Months Ended July 31,
			% of Revenue
	2010	2009	2010	2009
	(in thousands)
Research and development	1,777	1,670	9%	9%
Sales and marketing	3,317	3,700	17%	21%
General and administrative	2,842	4,051	15%	23%
Amortization of acquisition-related intangible assets	214	88	1%	1%
Provision for (recovery of) doubtful accounts	28	(320)	0%	(2)%
Other income (expense), net	241	618	1%	3%
Income tax expense	(884)	(801)	(5)%	(5)%
Noncontrolling interest	—	(90)	0%	(1)%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	July 31, 2010	Percent Change	July 31, 2009
Total capitalized computer software development costs	$631	13%	$559
Percentage of gross product research and development costs	26%		25%
Total research and development expense	1,777	6%	1,670

Percentage of total revenues	9%		9%
Total research and development expense and capitalized computer software development costs	$2,408	8%	$2,229

Percentage of total revenues	13%		12%
Total amortization of capitalized computer software development costs *	$6	(96)%	$140

*	Included in cost of license fees

For the three months ended July 31, 2010, gross product research and development costs increased when compared to the same period in the previous fiscal year due to an increase R&D spending by our Logility subsidiary related to the Optiant acquisition in the fourth quarter of fiscal 2010. Capitalized software development costs increased for the three months ended July 31, 2010 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects; however, we expect capitalized software amortization expense to increase by approximately $625,000 in the second quarter of fiscal 2011 as a result of the completion of Logility’s Voyager 8.0 product release announced on July 27, 2010. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three months ended July 31, 2010, sales and marketing expenses decreased 10% when compared to the same period a year ago. These changes were due primarily to the decrease in direct sales commissions as a result of decreased license fee sales by our direct channel and lower marketing-related costs. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended July 31, 2010, general and administrative expenses decreased 30% due primarily to the expenses related to the Logility tender offer process that was concluded in the first quarter of fiscal 2010 and lower audit, legal and building maintenance related expenses in the current period compared to the same period in fiscal 2010.

At July 31, 2010, the total number of employees was 291 compared to 289 at July 31, 2009.

Operating Income/(Loss)

	Three Months Ended July 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	($588)	($1,183)	50%
Collaborative Supply Chain Management	2,365	2,598	(9%)
IT Consulting	239	39	nm

Total Operating Income	$2,016	$1,454	39%

nm: not meaningful

Our ERP segment operating loss in the three months ended July 31, 2010 decreased when compared to the same period last year due to lower overall expenses as a result of cost containment efforts and a 5% increase in revenues. In addition, in the current period there were no Logility tender offer expenses as there had been during the corresponding quarter in the preceding fiscal year.

Our SCM segment’s contribution to operating income decreased by 9% for the three months ended July 31, 2010 compared to the same period last year, primarily due to the increased expenses related to the Optiant acquisition, as well as lower revenues in this segment.

Our IT Consulting segment operating income increased in the three months ended July 31, 2010, compared to same period in fiscal 2009 due to an increase in revenues and higher overall margins.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. Other income decreased to approximately $241,000 in the three months ended July 31, 2010 compared to approximately $618,000 in the three months ended July 31, 2009. For the three months ended July 31, 2010, the decrease in other income was due primarily to unrealized losses on investments as a result of a decrease in financial market conditions, as compared to net unrealized gains on investments for the same period in the prior year and a decrease in interest income on our investments as a result of a decrease in our cash available for investment. These factors were partially offset by slightly higher rental income when compared to the same period last year.

For the three months ended July 31, 2010, our investments generated an annualized yield of approximately 2.34%, compared to approximately 1.43% for the three months ended July 31, 2009.

Income Taxes

Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we establish a valuation allowance against deferred tax assets for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. Our effective tax rate was 39.2% in the three months ended July 31, 2010 compared to our effective rate of 38.7% in the three months ended July 31, 2009. We expect our effective rate to be between 37% and 40% during fiscal year 2011.

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

The following table shows information about our cash flows and liquidity positions during the three months ended July 31, 2010 and 2009. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

	Three Months Ended July 31, (in thousands)
	2010	2009
Net cash (used in) provided by operating activities	$(1,582)	$1,281
Net cash provided by investing activities	3,440	2,927
Net cash used in financing activities	(1,820)	(11,356)

Net change in cash and cash equivalents	$38	$(7,148)

For the three months ended July 31, 2010, the net increase in cash used in operating activities when compared to cash provided by operating activities during the same period last year was due primarily to 1) lower proceeds from the sales of trading securities, 2) an increase in purchases of trading securities, 3) an increase in customer accounts receivables caused by the timing of closing customer sales, 4) a decrease in deferred income taxes, 5) lower tax benefit of stock options exercised, 6) a larger decrease in deferred revenues due to timing of revenue recognition and 7) lower stock-based compensation expense. This decrease was partially offset by 1) higher proceeds from the maturity of trading securities, 2) an increase in accounts payable and other accruals due to timing of payments, 3) a decrease in prepaid expenses due to the timing of marketing related purchases, 4) an increase in unrealized losses on investments due to a decrease in financial market conditions compared to unrealized gains in the same period last year, 5) an increase in net earnings and 6) lower excess tax benefit from stock-based compensation.

The increase in cash provided by investing activities when compared to the same period in the prior year was due primarily to an increase in the proceeds from the maturities of investments. This increase was partially offset by an increase in capitalized computer software development costs, and increased investment in property and equipment.

Cash used in financing activities decreased when compared to the same period in the prior year due primarily to our repurchase of noncontrolling interest of Logility during the prior period and not in the current period and an increase in proceeds from exercise of stock options partially offset by the repurchase of our common stock and a decrease in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31, (in thousands)
	2010	2009
Cash and cash equivalents	$21,768	$30,481
Short and long-term investments	31,098	30,555

Total cash and short and long-term investments	$52,866	$61,036

Net decrease in total cash and investments (three months ended July 31)	$(1,013)	$(10,058)

Our total activities used less cash and investments during the three months ended July 31, 2010, when compared to the prior year period, due primarily to our repurchase of a noncontrolling interest (Logility tender offer) during the prior period, changes in operating assets and liabilities noted above and the payment of the quarterly dividend.

Days Sales Outstanding in accounts receivable were 56 days as of July 31, 2010, compared to 68 days as of July 31, 2009. This increase was due in part to the timing of closing and collecting license fees sales. Our current ratio on July 31, 2010 and 2009 was 2.2 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $52.9 million in cash and investments with no debt as of July 31, 2010, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of September 7, 2010 we have repurchased approximately 3.0 million shares of common stock at a cost of approximately $11.5 million.

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

Revenue Recognition. We recognize revenue in accordance with the Software Revenue Recognition Topic of the FASB’s Accounting Standards Codification. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification. Furthermore, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we 1) act as principal in the transaction, 2) take title to the products, 3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded on a gross basis.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At July 31, 2010, our goodwill balance was $12.6 million and our intangible assets with definite lives balance was approximately $2.4 million, net of accumulated amortization.

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

Foreign Currency. In the three months ended July 31, 2010, we generated approximately 10% of our revenues outside the United States. We typically make international sales through our foreign subsidiary or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $14,000 for the three months ended July 31, 2010, compared to exchange rate gains of approximately $66,000 for the three months ended July 31, 2009. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $101,000 exchange gain or loss for the three months ended July 31, 2010. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of July 31, 2010 was approximately $51.7 million compared to $60.1 million as of July 31, 2009.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended July 31, 2010:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2010 through May 31, 2010	0	$0.00	0	1,264,265
June 1, 2010 through June 30, 2010	0	$0.00	0	1,264,265
July 1, 2010 through July 31, 2010	77,975	$4.73	77,975	1,186,290

Total Fiscal 2011 First Quarter	77,975	$4.73	77,975	1,186,290

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: September 8, 2010	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: September 8, 2010	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: September 8, 2010	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer