Form 10-Q
period 2010-10-31
AMERICAN SOFTWARE INC
filed 2010-12-08
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 6, 2010
Class A Common Stock, $.10 par value	23,033,554 Shares
Class B Common Stock, $.10 par value	2,747,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2010	April 30, 2010
ASSETS

Current assets:
Cash and cash equivalents	$20,370	$21,730
Investments	17,078	16,300
Trade accounts receivable, less allowance for doubtful accounts of $120 at October 31, 2010 and $187 at April 30, 2010:
Billed	10,106	8,721
Unbilled	3,345	2,419
Prepaid expenses and other current assets	2,967	3,373

Total current assets	53,866	52,543
Investments—Noncurrent	13,945	15,849
Property and equipment, net of accumulated depreciation of $26,815 at October 31, 2010 and $26,198 at April 30, 2010	6,192	6,490
Capitalized software, net of accumulated amortization of $8,065 at October 31, 2010 and $7,431 at April 30, 2010	7,514	6,890
Goodwill	12,601	12,601
Other intangibles, net of accumulated amortization of $3,215 at October 31, 2010 and $2,742 at April 30, 2010	2,203	2,677
Other assets	98	125

Total assets	$96,419	$97,175

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$854	$986
Accrued compensation and related costs	2,065	2,949
Dividends payable	2,320	2,284
Other current liabilities	3,378	1,986
Deferred income taxes	63	63
Deferred revenue	14,269	15,147

Total current liabilities	22,949	23,415
Deferred income taxes	1,073	1,480

Total liabilities	24,022	24,895
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 27,377,367 shares at October 31, 2010 and 26,867,314 shares at April 30, 2010	2,738	2,687
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,747,086 shares at October 31, 2010 and 2,777,086 shares at April 30, 2010; convertible into Class A shares on a one-for-one basis	275	278
Additional paid-in capital	86,498	84,256
Retained earnings	6,405	8,209
Class A treasury stock, 4,348,663 shares at October 31, 2010 and 4,270,688 shares at April 30, 2010, at cost	(23,519)	(23,150)

Total shareholders’ equity	72,397	72,280

Commitments and contingencies
Total liabilities and shareholders’ equity	$96,419	$97,175

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Revenues:
License	$4,266	$3,579	$7,060	$7,723
Services and other	9,467	8,223	18,698	15,096
Maintenance	7,220	6,917	14,289	13,734

Total revenues	20,953	18,719	40,047	36,553

Cost of revenues:
License	1,450	947	2,143	1,803
Services and other	6,876	5,682	13,427	10,306
Maintenance	1,845	1,839	3,501	3,550

Total cost of revenues	10,171	8,468	19,071	15,659

Gross margin	10,782	10,251	20,976	20,894

Research and development	1,909	1,702	3,686	3,372
Sales and marketing	3,836	3,829	7,153	7,529
General and administrative	3,049	2,875	5,891	6,926
Amortization of acquisition-related intangibles	201	87	415	175
Provision for (recovery of) doubtful accounts	12	22	40	(298)

Total operating expenses	9,007	8,515	17,185	17,704

Operating income	1,775	1,736	3,791	3,190

Other income (expense):
Interest income	358	352	724	761
Other, net	279	49	154	258

Earnings before income taxes	2,412	2,137	4,669	4,209
Income tax expense	938	784	1,822	1,585

Net earnings	$1,474	$1,353	$2,847	$2,624
Less net earnings attributable to noncontrolling interests	—	—	—	(90)

Net earnings attributable to American Software, Inc.	$1,474	$1,353	$2,847	$2,534

Earnings per common share attributable to American Software, Inc.(a):
Basic	$0.06	$0.05	$0.11	$0.10

Diluted	$0.06	$0.05	$0.11	$0.10

Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18

Shares used in the calculation of earnings per common share attributable to American Software, Inc.:
Basic	25,706	25,324	25,624	25,313

Diluted	25,986	26,003	25,955	25,857

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.06 and $0.05 for the three months ended October 31, 2010 and 2009 and $0.11 and $0.10 for the six months ended October 31, 2010 and 2009, respectively. See Note G to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$2,847	$2,534
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	1,727	1,145
Stock-based compensation expense	480	619
Bond amortization	146	334
Tax benefit of stock options exercised	297	395
Excess tax benefits from stock-based compensation	(124)	(126)
Net loss/(gain) on investments	45	(268)
Net earnings attributable to noncontrolling interest	—	90
Deferred income taxes	(407)	(34)
Changes in operating assets and liabilities:
Purchases of trading securities	(8,385)	(6,881)
Proceeds from sale of trading securities	441	2,998
Proceeds from maturities of trading securities	2,323	—
Accounts receivable, net	(2,311)	1,365
Prepaid expenses and other assets	415	(81)
Accounts payable and other liabilities	376	(607)
Deferred revenue	(878)	(1,948)

Net cash used in operating activities	(3,008)	(465)

Cash flows from investing activities:
Capitalized computer software development costs	(1,259)	(1,165)
Purchases of property and equipment, net of disposals	(320)	(382)
Proceeds from maturities of investments	6,574	6,946
Proceeds from exercise of stock options of subsidiary	—	29

Net cash provided by investing activities	4,995	5,428

Cash flows from financing activities:
Repurchase of common stock	(369)	—
Excess tax benefits from stock based compensation	124	126
Proceeds from exercise of stock options	1,513	170
Repurchase of noncontrolling interest	—	(12,328)
Dividends paid	(4,615)	(4,555)

Net cash used in financing activities	(3,347)	(16,587)

Net change in cash and cash equivalents	(1,360)	(11,624)
Cash and cash equivalents at beginning of period	21,730	37,629

Cash and cash equivalents at end of period	$20,370	$26,005

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

October 31, 2010

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at October 31, 2010, the results of operations for the three and six months ended October 31, 2010 and 2009 and cash flows for the six months ended October 31, 2010 and 2009. The results for the three and six months ended October 31, 2010 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our annual report on Form 10-K for the year ended April 30, 2010.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $326,000 and $652,000 for the three and six months ended October 31, 2010, respectively, and $265,000 and $469,000 for the three and six months ended October 31, 2009, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At October 31, 2010 and April 30, 2010, unbilled license fees were approximately $1.3 million and $840,000, respectively, and unbilled services revenues were approximately $2.0 million and $1.6 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

D.	Reclassification

We have reclassified certain prior year amounts for presentation purposes.

E.	Major Customer

One customer, The Home Depot, accounted for approximately 17% and 16% of our total revenues in the three and six months ended October 31, 2010, respectively, principally from our IT consulting segment (see Footnote L). This customer accounted for approximately 12% of our total revenues for the three months ended October 31, 2009 and no single customer accounted for more than 10% of our total revenues in the six months ended October 31, 2009. The related accounts receivable balance for this customer was approximately $2.8 million as of October 31, 2010 and approximately $1.7 million as of April 30, 2010.

F.	Declaration of Dividend Payable

On August 17, 2010, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend was paid on December 3, 2010 to Class A and Class B shareholders of record at the close of business on November 19, 2010.

G.	Earnings Per Common Share

We have two classes of common stock of which Class B Common Shares are convertible into Class A Common Shares at any time, on a one-for-one basis. Under our Articles of Incorporation, if we declare dividends, holders of Class A Common Shares shall receive a $.05 dividend per share prior to the Class B Common Shares receiving any dividend and holders of Class A Common Shares shall receive a dividend at least equal to Class B Common Shares dividends on a per share basis. As a result, we have computed the earnings per share in accordance with Earnings Per Share within the Presentation Topic of the FASB’s Accounting Standards Codification, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended October 31, 2010		Six Months Ended October 31, 2010
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.18	$0.18
Undistributed loss	(0.03)	(0.03)	(0.07)	(0.07)

Total	$0.06	$0.06	$0.11	$0.11

Distributed earnings	$2,072	$247	$4,137	$494
Undistributed loss	(755)	(90)	(1,593)	(191)

Total	$1,317	$157	$2,544	$303

Basic weighted average common shares outstanding	22,959	2,747	22,876	2,748

	Three Months Ended October 31, 2009		Six Months Ended October 31, 2009
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.18	$0.18
Undistributed loss	(0.04)	(0.04)	(0.08)	(0.08)

Total	$0.05	$0.05	$0.10	$0.10

Distributed earnings	$2,022	$259	$4,047	$519
Undistributed loss	(823)	(105)	(1,802)	(230)

Total	$1,199	$154	$2,245	$289

Basic weighted average common shares outstanding	22,447	2,877	22,436	2,877

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended October 31, 2010

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,317	22,959	$0.06
Common Stock Equivalents	—	280	—

	1,317	23,239	0.06
Class B Conversion	157	2,747	—

Diluted EPS for Class A	$1,474	25,986	$0.06

Six Months Ended October 31, 2010

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,544	22,876	$0.11
Common Stock Equivalents	—	331	—

	2,544	23,207	0.11
Class B Conversion	303	2,748	—

Diluted EPS for Class A	$2,847	25,955	$0.11

Three Months Ended October 31, 2009

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,199	22,447	$0.05
Common Stock Equivalents	—	679	—

	1,199	23,126	0.05
Class B Conversion	154	2,877	—

Diluted EPS for Class A	$1,353	26,003	$0.05

Six Months Ended October 31, 2009

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,245	22,436	$0.10
Common Stock Equivalents	—	544	—

	2,245	22,980	0.10
Class B Conversion	289	2,877	—

Diluted EPS for Class A	$2,534	25,857	$0.10

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended October 31, 2010

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$157	2,747	$0.06
Reallocation of undistributed earnings to Class A shares from Class B shares	1	—	—

Diluted EPS for Class B	$158	2,747	$0.06

Six Months Ended October 31, 2010

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$303	2,748	$0.11
Reallocation of undistributed earnings to Class A shares from Class B shares	2	—	—

Diluted EPS for Class B	$305	2,748	$0.11

Three Months Ended October 31, 2009

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$154	2,877	$0.05
Reallocation of undistributed earnings to Class A shares from Class B shares	3	—	—

Diluted EPS for Class B	$157	2,877	$0.05

Six Months Ended October 31, 2009

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$289	2,877	$0.10
Reallocation of undistributed earnings to Class A shares from Class B shares	5	—	—

Diluted EPS for Class B	$294	2,877	$0.10

For the three and six months ended October 31, 2010, we excluded options to purchase 2,957,804 and 2,856,052 Class A Common Shares, respectively, and for the three and six months ended October 31, 2009, we excluded options to purchase 1,287,421 and 1,801,771 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2010, we had a total of 3,941,937 options outstanding and, as of October 31, 2009, we had a total of 4,015,097 options outstanding.

H.	Stock-Based Compensation

During the six months ended October 31, 2010 and 2009, we granted options for 526,357 and 803,310 shares of common stock, respectively. We recorded stock option compensation cost of approximately $248,000 and $207,000 and related income tax benefits of approximately $60,000 and $49,000 during the three months ended October 31, 2010 and 2009, respectively. We recorded stock option compensation cost of approximately $480,000 and $619,000 and related income tax benefits of approximately $115,000 and $200,000 during the six months ended October 31, 2010 and 2009, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax deductions in excess of the tax benefits initially recognized for those options (excess tax benefits) as financing cash flows. During the six months ended October 31, 2010 and 2009, we realized excess tax benefits of approximately $124,000 and $126,000, respectively.

During the six months ended October 31, 2010 and 2009, we issued 480,057 and 48,341 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2010 and 2009 based on market value at the exercise dates was approximately $1.3 million and $81,000, respectively. As of October 31, 2010, unrecognized compensation cost related to unvested stock option awards approximated $2.5 million, which we expect to recognize over a weighted average period of 2.1 years.

I.	Fair Value of Financial Instruments

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

The following table presents our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2010, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2010
Cash equivalents	$19,641	—	—	$19,641
Marketable securities	4,572	16,526	—	$21,098

Total	$24,213	$16,526	$—	$40,739

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $262,000 and approximately $9.7 million in held-to-maturity investments which are not recorded at fair value and thus are not included in the table above. The held-to-maturity investments consist of certificates of deposits and tax-exempt state and municipal bonds as well as U.S. Government debt securities and are recorded at amortized cost. We obtain fair values for these securities from third-party broker statements. We derive the fair value amounts primarily from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at October 31, 2010 (in thousands):

	October 31, 2010
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	1,081	—	—	1,081
Tax-exempt and municipal bonds	8,582	179	(76)	8,685

	9,663	179	(76)	9,766

As of October 31, 2010, we had two held-to-maturity investments that were in a loss position for less than 2 years. The carrying value of these investments at October 31, 2010 was approximately $154,000 and the fair value was approximately $78,000.

The contractual maturity of debt securities classified as held to maturity at October 31, 2010 was as follows (in thousands):

Due within one year	$5,495
Due between one and two years	3,415
Due between two and three years	753
Due after three years	—

$9,663

The Fair Value Option within the Financial Instruments Topic of the FASB’s Accounting Standards Codification permits but does not require us to measure financial instruments and certain other items at fair value. We did not elect to measure at fair value any of our financial instruments under the guidance.

J.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through October 31, 2010, we have repurchased 813,710 shares of common stock at a cost of approximately $4.1 million. Under all repurchase plans as of October 31, 2010, we have repurchased 4,348,663 shares of common stock at a cost of approximately $23.5 million.

K.	Comprehensive Income

We have not included condensed consolidated statements of comprehensive income in the accompanying unaudited condensed consolidated financial statements since comprehensive income and net earnings presented in the accompanying condensed consolidated statements of operations would be substantially the same.

L.	Industry Segments

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

In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2010 and 2009:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Revenues:
Enterprise Resource Planning	$3,257	$4,259	$7,238	$8,056
Collaborative Supply Chain Management	11,808	10,000	21,551	20,671
IT Consulting	5,888	4,460	11,258	7,826

	$20,953	$18,719	$40,047	$36,553

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,187)	$(426)	$(1,775)	$(1,609)
Collaborative Supply Chain Management	2,616	2,061	4,981	4,659
IT Consulting	346	101	585	140

	$1,775	$1,736	$3,791	$3,190

Intersegment eliminations:
Enterprise Resource Planning	$(444)	$(452)	$(829)	$(876)
Collaborative Supply Chain Management	444	452	829	876
IT Consulting	—	—	—	—

	—	—	—	—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,631)	$(878)	$(2,604)	$(2,485)
Collaborative Supply Chain Management	3,060	2,513	5,810	5,535
IT Consulting	346	101	585	140

	$1,775	$1,736	$3,791	$3,190

Capital expenditures:
Enterprise Resource Planning	$15	$107	$24	$205
Collaborative Supply Chain Management	43	52	296	174
IT Consulting	—	3	—	3

	$58	$162	$320	$382

Capitalized Software:
Enterprise Resource Planning	$—	$—	$—	$—
Collaborative Supply Chain Management	628	606	1,259	1,165
IT Consulting	—	—	—	—

	$628	$606	$1,259	$1,165

Depreciation and amortization:
Enterprise Resource Planning	$288	$301	$584	$594
Collaborative Supply Chain Management	879	281	1,142	551
IT Consulting	1	—	1	—

	$1,168	$582	$1,727	$1,145

M.	Contingencies

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

N.	Recently Adopted Accounting Pronouncements

In January 2010, The FASB issued guidance amending and clarifying requirements for fair value measurements and disclosures. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except Level 3 reconciliation disclosures, which are effective for the fiscal years and interim periods beginning after December 15, 2010. The guidance became effective for us with the reporting period beginning February 1, 2010, except for the disclosure of the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning February 1, 2011. Adoption of this guidance did not have a material impact on our consolidated financial statements and we do not expect the Level 3 reconciliation disclosures to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued guidance to amend certain recognition and disclosure requirements related to subsequent events. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. This update also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The adoption of this amended standard did not have an impact on our consolidated financial statements.

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

O.	Subsequent Event

On November 15, 2010, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend is payable on December 23, 2010 to Class A and Class B shareholders of record at the close of business on December 10, 2010.

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

For fiscal 2011, we expect the world economy to continue to be weak, which could result in a continuation of the difficult selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment, particularly in the United States. However, we experienced some improvement in our license fee sales close rate in our SCM business unit during the second quarter of the current fiscal year. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

We believe weak economic conditions may be driving some businesses to focus on achieving more process and efficiency improvements in their operations and to invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. If this trend continues, we believe it may tend to favor solutions such as our Logility supply chain solutions, which are designed to provide a more rapid return on investment and are targeted at some of the largest profit drivers in a customer’s business. While the current economic crisis has had a particularly adverse impact on the weaker companies in our target markets, we believe a larger percentage of our customers are seeking to make investments to strengthen their operations, and some are taking advantage of current economic conditions to gain market share.

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

•

Acquisition Risks. There are risks associated with acquisitions of complementary companies, products and technologies, including the risks that we will not achieve the financial and strategic goals that we contemplate at the time of the transaction. More specifically, in any acquisition we will face risks and challenges associated with the uncertain value of the acquired business or assets, and the difficulty of assimilating operations and personnel, integrating acquired technologies and products and maintaining the loyalty of the customers of the acquired business.

•	Competitive Technologies. There is a risk that our competitors may develop technologies that are substantially equivalent or superior to our technology.

•

Competition in General. There are risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive. As examples, some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins, and other competitors may be able to compete on the basis of bundling their software with other products or services that we do not offer.

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2010 and 2009:

	Three Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2010	2009	2010 vs 2009
Revenues:
License	20%	19%	19%
Services and other	45	44	15
Maintenance	35	37	4

Total revenues	100	100	12

Cost of revenues:
License	7	5	53
Services and other	33	30	21
Maintenance	9	10	—

Total cost of revenues	49	45	20

Gross margin	51	55	5

Research and development	9	9	12
Sales and marketing	18	20	—
General and administrative	15	15	6
Amortization of acquisition-related intangibles	1	1	131
Provision for doubtful accounts	—	—	(45)

Total operating expenses	43	45	6

Operating income	8	10	2

Other income:
Interest income	2	2	2
Other, net	1	—	nm

Earnings before income taxes	11	12	13
Income tax expense	(4)	(4)	20

Net earnings	7	8	9

Less net earnings attributable to noncontrolling interest	—	—	nm

Net earnings attributable to American Software, Inc.	7%	8%	9%

nm - not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2010 and 2009:

	Six Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2010	2009	2010 vs 2009
Revenues:
License	18%	21%	(9)%
Services and other	47	41	24
Maintenance	35	38	4

Total revenues	100	100	10

Cost of revenues:
License	5	5	19
Services and other	34	28	30
Maintenance	9	10	(1)

Total cost of revenues	48	43	22

Gross margin	52	57	—

Research and development	9	9	9
Sales and marketing	18	21	(5)
General and administrative	15	19	(15)
Amortization of acquisition-related intangibles	1	—	137
Provision for (recovery of) doubtful accounts	—	(1)	nm

Total operating expenses	43	48	(3)

Operating income	9	9	19

Other income (expense):
Interest income	2	2	(5)
Other, net	1	1	(40)

Earnings before income taxes	12	12	11
Income tax expense	(5)	(4)	15

Net earnings	7	8	8
Less net earnings attributable to noncontrolling interests	—	—	nm

Net earnings attributable to American Software, Inc.	7%	8%	12%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009

Revenue

	Three Months Ended October 31,
	2010	2009	% Change	% of Total Revenue
				2010	2009
	(in thousands)
License	$4,266	$3,579	19%	20%	19%
Services and other	9,467	8,223	15%	45%	44%
Maintenance	7,220	6,917	4%	35%	37%

Total revenues	$20,953	$18,719	12%	100%	100%

	Six Months Ended October 31,
	2010	2009	% Change	% of Total Revenue
				2010	2009
	(in thousands)
License	$7,060	$7,723	(9)%	18%	21%
Services and other	18,698	15,096	24%	47%	41%
Maintenance	14,289	13,734	4%	35%	38%

Total revenues	$40,047	$36,553	10%	100%	100%

For the three months ended October 31, 2010, the 12% increase in revenues from the three months ended October 31, 2009 was attributable primarily to a 19% increase in license revenues, a 15% increase in services and other revenues and, to a lesser extent, a 4% increase in maintenance revenues. For the six months ended October 31, 2010, the 10% increase in revenues from the six months ended October 31, 2009 was attributable primarily to a 24% increase in services and other revenues and, to a lesser extent, a 4% increase in maintenance revenues. These increases during the six-month period were partially offset by a 9% decrease in license fee revenues when compared to the same period last year. The primary reason for the increase in license revenues in the three months ended October 31, 2010 was an improved sales close rate at our SCM unit when compared to the same period last year. The primary reason for the increase in services and other revenues in the six months ended October 31, 2010 was an improvement in our IT consulting services due to increased demand for IT temporary staff and project services, and to a lesser extent an increase in the level of implementation services at our SCM and ERP business units.

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

International revenues represented approximately 17% and 13% of total revenues in the three and six months ended October 31, 2010, respectively, and represented approximately 12% and 11% of total revenues in the three and six months ended October 31, 2009, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenue

	Three Months Ended October 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	$700	$780	(10)%
Supply Chain Management	3,566	2,799	27%

Total license revenues	$4,266	$3,579	19%

	Six Months Ended October 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	$1,279	$1,401	(9)%
Supply Chain Management	5,781	6,322	(9)%

Total license revenues	$7,060	$7,723	(9)%

For the three and six months ended October 31, 2010, license fee revenues increased 19% and decreased 9%, respectively, when compared to the same periods in the prior year. While we expect a degree of quarterly fluctuation due to the timing of signing license fee agreements, our SCM unit experienced an improvement in license fee close rates in the second quarter of the current fiscal year when compared to the same period last year. However, the financial crisis that emerged during the past two years has interfered with customers’ normal sources of financing and has greatly increased the level of uncertainty about future economic conditions. In the three months ended October 31, 2010, license fee revenues from Logility increased 27% and in the six months ended October 31, 2010 license fee revenues from Logility decreased 9%, when compared to the corresponding periods in the prior year. We believe that the increase in the second quarter subsequent to a decline in the first quarter of the current fiscal year was due primarily to timing of closing license fee deals, and to a lesser extent, improved sales pipeline activity. Logility constituted 84% and 82% of total license fee revenues for the three and six months ended October 31, 2010, respectively, compared to 78% and 82% for the three and six months ended October 31, 2009, respectively. Our ERP business unit license fees decreased by 10% and 9% for the three and six months ended October 31, 2010, respectively, when compared to the same periods in the prior year primarily due to decreased license fee sales to the apparel and retail industries, which in particular are struggling in a difficult economic environment.

The direct sales channel provided approximately 64% and 60% of license fee revenues for the three and six months ended October 31, 2010, respectively, compared to approximately 60% and 67% of license fee revenues for the three and six months ended October 31, 2009, respectively. The second quarter increase in direct sales when compared to the same period last year is due to increased sales of our Voyager products to customers that our direct channel primarily targets, i.e., large and midsized companies. In general, large and midsized companies do not require access to capital markets to fund expenditures to the same degree as do smaller companies. Thus, our indirect sales channel faced relatively greater challenges in the current economy, as the indirect channel tends to target smaller companies. For the three and six months ended October 31, 2010, our margins after commissions on direct sales were approximately 87% compared to 84% for the three and six months ended October 31, 2009, respectively. The margins increased in the current periods due to the concentration of sales staff achieving certain commission rate levels when compared to the same periods last year. For the three and six months ended October 31, 2010, our margins after commissions on indirect sales were approximately 51% and 52%, respectively, compared to 46% and 42% for the three and six months ended October 31, 2009, respectively. The indirect channel margins for the current periods increased when compared to the same periods in the prior year because temporary commission draws that had been given to several new value-added resellers (VARs) for several months in the prior year, to assist in the selling process, were terminated. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenue

	Three Months Ended October 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	$1,517	$2,296	(34)%
Supply Chain Management	2,062	1,467	41%
IT Consulting	5,888	4,460	32%

Total services and other revenues	$9,467	$8,223	15%

	Six Months Ended October 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	$3,835	$4,356	(12)%
Supply Chain Management	3,605	2,914	24%
IT Consulting	11,258	7,826	44%

Total services and other revenues	$18,698	$15,096	24%

For the three and six months ended October 31, 2010, services revenue increased by 15% and 24%, respectively, primarily due to increased services revenues from our IT Consulting business segments and SCM implementation services, partially offset by a decrease in our ERP business segment. For the three and six months ended October 31, 2010, services and other revenues from Logility (SCM) increased by 41% and 24%, respectively, when compared to the prior year periods. Logility services revenues increased for the current quarter due to improved license fee sales in recent periods, which tend to increase services implementation revenue. For the three and six months ended October 31, 2010, our IT Consulting segment’s revenues increased 32% and 44%, respectively, when compared to the prior year periods due to an increase in IT staffing and project work from customers. This typically occurs at the early stages of an economic recovery since companies are more inclined to hire temporary staff than permanent staff. For the three and six months ended October 31, 2010, our ERP segment’s revenues decreased 34% and 12%, respectively, when compared to the prior year periods. As noted in our Form 10-Q for the first quarter of fiscal 2011, a large ERP customer informed us that after August 2010 it would not renew a services agreement that has been in place for more than ten years. During fiscal 2010 this agreement represented approximately $1.1 million in ERP services revenue per quarter. The loss of this revenue resulted in a substantial reduction in services revenues in our ERP segment commencing in the second quarter of fiscal 2011. This services agreement was unique to this customer, and therefore we do not believe that the non-renewal of the agreement reflects a trend that will affect other services agreements or customer relationships. We have taken appropriate cost reduction efforts to mitigate the earnings impact of this lost revenue.

We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenue

	Three months Ended October 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	$1,040	$1,183	(12)%
Supply Chain Management	6,180	5,734	8%

Total maintenance revenues	$7,220	$6,917	4%

	Six months Ended October 31,
	2010	2009	% Change
	(in thousands)
Enterprise Resource Planning	$2,124	$2,299	(8)%
Supply Chain Management	12,165	11,435	6%

Total maintenance revenues	$14,289	$13,734	4%

For the three and six months ended October 31, 2010, maintenance revenues increased 4% when compared to the same periods in the prior year due primarily to higher license fee sales and improved renewals rates in our SCM unit, which experienced an 8% and 6% increase in maintenance revenue for the three and six months ended October 31, 2010, respectively, when compared to the same periods last year. Our legacy ERP unit experienced decreases of 12% and 8%, respectively, for the three and six months ended October 31, 2010 compared to the same periods in the prior year due to lower license fee sales and renewal rates when compared to the same periods in the prior year. Logility accounted for 86% and 85% of total maintenance revenues for the three- and six-month periods ended October 31, 2010, respectively, compared to 83% of total maintenance revenues for both the three- and six-month periods ended October 31, 2009. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended October 31,				Six months ended October 31,
	2010		2009		2010		2009
Gross margin on license fees:	$2,816	66%	$2,632	74%	$4,917	70%	$5,920	77%
Gross margin on services and other:	2,810	30%	2,541	31%	5,490	29%	4,790	32%
Gross margin on maintenance:	5,375	74%	5,078	73%	10,788	75%	10,184	74%
Termination Benefits	(219)		—		(219)		—

Total gross margin:	$10,782	51%	$10,251	55%	$20,976	52%	$20,894	57%

Total gross margin excluding termination benefits	$11,001	53%	$10,251	55%	$21,195	53%	$20,894	57%

For the three and six months ended October 31, 2010, total gross margin percentage decreased when compared to the same periods in the prior year primarily due to a decrease in our gross margin on license fees and to a lesser extent our gross margin on services and other. This decrease was partially offset by an increase in our gross margin on maintenance.

Gross Margin on License Fees

For the three and six months ended October 31, 2010, gross margin on license fees decreased when compared to the same periods in the prior year due to the higher computer software amortization expense when compared to the same period last year and to a lesser extent, for the six month period, by lower license fee revenue. On July 27, 2010 we announced the general availability of our Logility Voyager Solution Version 8.0 software at our SCM business unit. As a result of this release, during the three and six month period ended October 31, 2010, amortization of capitalized computer software development costs increased by $489,000 and $355,000, respectively, when compared to the same periods last year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three and six months ended October 31, 2010, the gross margin percentage on services and other revenue decreased 1% and 3%, respectively, when compared to the same periods in the prior fiscal year. Services revenue in our lower margin IT Consulting segment, The Proven Method, Inc (“TPM”), increased, causing TPM to represent a larger proportion of our services and other revenues for these periods when compared to the prior year. When TPM represents a larger proportion of services and other revenues there tends to be a decline in gross margin in the segment as a whole. The impact of this in the recent periods was partially offset by higher services margins at our SCM business unit as a result of higher services revenue. Services and other gross margin normally are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage was slightly increased for the three and six months ended October 31, 2010 when compared to the same periods last year as a result of higher maintenance revenue and cost containment efforts. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

Termination Benefits

As noted in our Form 10-Q for the first quarter of fiscal 2011, a large ERP customer informed us that after August 2010 it would not renew a services agreement that has been in place for more than ten years. As a result, we took appropriate cost reduction efforts, including reducing headcount, to mitigate the earnings impact of the lost revenue. This services agreement was unique to this customer, and therefore we do not believe that the non-renewal of the agreement reflects a trend that will affect other services agreements or customer relationships.

Expenses

	Three Months Ended October 31,				Six Months Ended October 31,
			% of Revenue				% of Revenue
	2010	2009	2010	2009	2010	2009	2010	2009
	(in thousands)				(in thousands)
Research and development	$1,909	$1,702	9%	9%	$3,686	$3,372	9%	9%
Sales and marketing	3,836	3,829	18%	20%	7,153	7,529	18%	21%
General and administrative	3,061	2,897	15%	15%	5,931	6,628	15%	18%
Amortization of acquisition-related intangible assets	201	87	1%	1%	415	175	1%	0%
Other income (expense), net	637	401	3%	2%	878	1,019	3%	3%
Income tax expense	938	784	4%	4%	1,822	1,585	5%	4%
Noncontrolling interest	—	—	0%	0%	—	(90)	0%	0%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	October 31, 2010	Percent Change	October 31, 2009
Total capitalized computer software development costs	$628	4%	$606
Percentage of gross product research and development costs	25%		26%
Total research and development expense	1,909	12%	1,702

Percentage of total revenues	9%		9%
Total research and development expense and capitalized computer software development costs	$2,537	10%	$2,308

Percentage of total revenues	12%		12%
Total amortization of capitalized computer software development costs *	$629	nm	$140

	Six months ended (in thousands)
	October 31, 2010	Percent Change	October 31, 2009
Total capitalized computer software development costs	$1,259	8%	$1,165
Percentage of gross product research and development costs	25%		26%
Total research and development expense	3,686	9%	3,372

Percentage of total revenues	9%		9%
Total research and development expense and capitalized computer software development costs	$4,945	9%	$4,537

Percentage of total revenues	12%		12%
Total amortization of capitalized computer software development costs *	$634	nm	$280

*	Included in cost of license fees

For the three and six months ended October 31, 2010, gross product research and development costs increased when compared to the same periods in the previous fiscal year due to an increase in research and development spending by our Logility subsidiary related to the Optiant acquisition in the fourth quarter of fiscal 2010 and enhancement of several software products. Capitalized software development costs increased for the three and six months ended October 31, 2010 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable research and development projects; however, we expect capitalized software amortization expense to increase in fiscal 2011 when compared to fiscal 2010 as a result of the completion of Logility’s Voyager 8.0 product release announced on July 27, 2010. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and six months ended October 31, 2010, sales and marketing expenses were unchanged and decreased 5%, respectively, when compared to the same periods a year ago. The 5% decrease for the six-month period was due primarily to cost containment efforts, which were partially offset by increased costs related to the Optiant acquisition. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended October 31, 2010, the increase in general and administrative expenses was primarily due to increased legal costs and variable compensation. For the six months ended October 31, 2010, the decrease in general and administrative expenses was primarily due to expenses related to the Logility tender offer process that was concluded in the quarter ended July 31, 2009.

At October 31, 2010, the total number of employees was 274 compared to 293 at October 31, 2009.

Operating Income/(Loss)

	Three Months Ended October 31,			Six Months Ended October 31,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning	($1,187)	($426)	nm	($1,775)	($1,609)	10%
Collaborative Supply Chain Management	2,616	2,061	27%	4,981	4,659	7%
IT Consulting	346	101	243%	585	140	318%

Total Operating Income	$1,775	$1,736	2%	$3,791	$3,190	19%

nm: not meaningful

Our ERP segment operating loss in the three and six months ended October 31, 2010 was due primarily to the decline in revenues. In particular, the decline in service implementation fees and maintenance revenue was due to a difficult selling environment as a result of the overall general economic conditions in the U.S. In addition, effective following August 2010, a large ERP customer did not renew a service agreement that had been in place for more than ten years. During fiscal 2010, this agreement represented approximately $1.1 million in ERP services revenue per quarter. We have taken appropriate cost reduction measures to mitigate the earnings impact of this lost revenue.

Our SCM segment’s contribution to operating income increased by 27% and 7% for the three and six months ended October 31, 2010 respectively, compared to same periods last year. This increase was primarily due to the 18% and 4% increase in Logility revenue for the three and six months ended October 31, 2010 respectively, compared to same periods last year.

Our IT consulting segment operating income increased 243% and 318% for the three and six months ended October 31, 2010, respectively, compared to same period in fiscal 2010 due to 32% and 44% increases in revenues for the three and six months ended October 31, 2010, respectively. This increased revenue is a result of more IT staffing and project work from our customers, especially the IT consulting segment’s principal customer, The Home Depot.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three and six months ended October 31, 2010, the increase in other income was due primarily to higher unrealized gains on investments as a result of improved financial market conditions when compared to the same period of the prior year; increased interest income on an investment portfolio consisting of a greater proportion of certificates of deposit and municipal bonds; and to a lesser extent higher rental income when compared to the same period last year. We recorded a total gain of approximately $118,000 for the three months ended October 31, 2010, and a total loss of $45,000 for the six months ended October 31, 2010, compared to total gains of approximately $51,000 and $266,000 for the three and six months ended October 31, 2009, respectively, from our trading securities.

For the three and six months ended October 31, 2010, our investments generated an annualized yield of approximately 2.53% and 2.43%, respectively, compared to approximately 1.43% and 2.85% for the three and six months ended October 31, 2009, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended October 31, 2010, our effective tax rate was 38.9% compared to our effective tax rate of 36.6% in the three months ended October 31, 2009. During the six months ended October 31, 2010, our effective tax rate was 39.0% compared to our effective tax rate of 37.7% in the six months ended October 31, 2009. The effective tax rates for the current fiscal periods are higher than the same periods last year due to the expiration of the research and development tax credit during the prior year. We expect our effective rate to be between 36% and 39% during fiscal year 2011.

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

The following tables show information about our cash flows and liquidity positions during the six months ended October 31, 2010 and 2009. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

	Six Months Ended October 31, (in thousands)
	2010	2009
Net cash used in operating activities	$(3,008)	$(465)
Net cash provided by investing activities	4,995	5,428
Net cash used in financing activities	(3,347)	(16,587)

Net change in cash and cash equivalents	$(1,360)	$(11,624)

For the six months ended October 31, 2010, the net increase in cash used in operating activities when compared to the same period last year was due primarily to: 1) an increase in customer accounts receivables caused by the increase in sales and the timing of closing customer sales, 2) lower proceeds from the sales of trading securities, 3) an increase in purchases of trading securities, 4) a decrease in deferred income taxes, 5) a decrease in bond amortization, 6) lower stock-based compensation expense, 7) lower tax benefit of stock options exercised and 8) lower minority interest in net earnings of subsidiary. This decrease was partially offset by 1) higher proceeds from the maturity of trading securities, 2) an increase in net earnings, 3) an increase in deferred revenues due to timing of revenue recognition, 4) an increase in depreciation and amortization due to the increase in amortization expense from the Voyager 8.0 release in July 2010, 5) an increase in accounts payable and other accruals due to timing of payments, 6) an increase in unrealized gains on investments due to an improvement in financial market conditions compared to unrealized losses in the same period last year, 7) a decrease in prepaid expenses due to the timing of marketing related purchases and 8) lower excess tax benefit from stock-based compensation.

The decrease in cash provided by investing activities when compared to the same period in the prior year was due primarily to a decrease in the proceeds from the maturities of investments and an increase in capitalized computer software development costs. This increase was partially offset by a decrease in purchases of property and equipment.

Cash used in financing activities decreased when compared to the same period in the prior year due primarily to our repurchase of noncontrolling interest of Logility during the prior period and not in the current period and an increase in proceeds from exercise of stock options partially offset by the repurchase of our common stock, an increase in dividends paid and a decrease in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of October 31, (in thousands)
	2010	2009
Cash and cash equivalents	$20,370	$26,005
Short and long-term Investments	31,023	30,350

Total cash and short and long-term investments	$51,393	$56,355

Net decrease in total cash and investments (six months ended October 31)	$(2,486)	$(14,739)

Our total activities used cash and investments during the six months ended October 31, 2010, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above and the payment of the quarterly dividend.

Days Sales Outstanding in accounts receivable were 58 days as of October 31, 2010, compared to 58 days as of October 31, 2009. Our current ratio on October 31, 2010 was 2.4 to 1 and on October 31, 2009 was 2.5 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $51.4 million in cash and investments with no debt as of October 31, 2010, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of December 7, 2010 we have repurchased approximately 3.0 million shares of common stock at a cost of approximately $11.5 million.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At October 31, 2010, our goodwill balance was $12.6 million and our intangible assets with definite lives balance was approximately $2.2 million, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, we capitalize all software development costs and report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the condensed consolidated statements of operations.

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

Foreign Currency. In the three and six months ended October 31, 2010, we generated approximately 17% and 13%, respectively, of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate gains of approximately $61,000 and $46,000 for the three and six months ended October 31, 2010, respectively, compared to exchange rate gains of approximately $15,000 and $80,000 for the three and six months ended October 31, 2009, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $152,000 exchange gain or loss for the six months ended October 31, 2010. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of October 31, 2010 was approximately $50.7 million compared to $55.4 million as of October 31, 2009.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended October 31, 2010:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2010 through August 31, 2010	0	$0.00	0	1,186,290
September 1, 2010 through September 30, 2010	0	$0.00	0	1,186,290
October 1, 2010 through October 31, 2010	0	$0.00	0	1,186,290

Total Fiscal 2011 Second Quarter	0	$0.00	0	1,186,290

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 8, 2010	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: December 8, 2010	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 8, 2010	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer