Form 10-Q
period 2011-01-31
AMERICAN SOFTWARE INC
filed 2011-03-10
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 4, 2011
Class A Common Stock, $.10 par value	23,157,452 Shares
Class B Common Stock, $.10 par value	2,747,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended January 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2011	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$21,515	$21,730
Investments	20,564	16,300
Trade accounts receivable, less allowance for doubtful accounts of $123 at January 31, 2011 and $187 at April 30, 2010:
Billed	9,979	8,721
Unbilled	3,458	2,419
Prepaid expenses and other current assets	2,778	3,373

Total current assets	58,294	52,543
Investments—Noncurrent	10,393	15,849
Property and equipment, net of accumulated depreciation of $27,123 at January 31, 2011 and $26,198 at April 30, 2010	5,987	6,490
Capitalized software, net of accumulated amortization of $8,694 at January 31, 2011 and $7,431 at April 30, 2010	7,411	6,890
Goodwill	12,601	12,601
Other intangibles, net of accumulated amortization of $3,377 at January 31, 2011 and $2,742 at April 30, 2010	2,042	2,677
Other assets	100	125

Total assets	$96,828	$97,175

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,114	$986
Accrued compensation and related costs	2,401	2,949
Dividends payable	—	2,284
Other current liabilities	3,326	1,986
Deferred income taxes	255	63
Deferred revenue	16,292	15,147

Total current liabilities	23,388	23,415
Deferred income taxes	1,073	1,480

Total liabilities	24,461	24,895
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 27,446,874 shares at January 31, 2011 and 26,867,314 shares at April 30, 2010	2,745	2,687
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,747,086 shares at January 31, 2011 and 2,777,086 shares at April 30, 2010; convertible into Class A shares on a one-for-one basis	275	278
Additional paid-in capital	87,017	84,256
Retained earnings	5,849	8,209
Class A treasury stock, 4,348,663 shares at January 31, 2011 and 4,270,688 shares at April 30, 2010, at cost	(23,519)	(23,150)

Total shareholders’ equity	72,367	72,280

Commitments and contingencies
Total liabilities and shareholders’ equity	$96,828	$97,175

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Revenues:
License	$4,197	$4,602	$11,257	$12,325
Services and other	8,711	8,349	27,409	23,445
Maintenance	7,460	6,879	21,749	20,613

Total revenues	20,368	19,830	60,415	56,383

Cost of revenues:
License	1,609	934	3,752	2,737
Services and other	6,622	6,193	20,049	16,499
Maintenance	1,791	1,630	5,292	5,180

Total cost of revenues	10,022	8,757	29,093	24,416

Gross margin	10,346	11,073	31,322	31,967

Research and development	1,921	1,607	5,607	4,979
Sales and marketing	3,628	3,653	10,781	11,182
General and administrative	2,874	2,954	8,765	9,880
Amortization of acquisition-related intangibles	135	87	550	262
Provision for (recovery of) doubtful accounts	2	(3)	42	(301)

Total operating expenses	8,560	8,298	25,745	26,002

Operating income	1,786	2,775	5,577	5,965

Other income (expense):
Interest income	360	356	1,084	1,117
Other, net	106	(113)	260	145

Earnings before income taxes	2,252	3,018	6,921	7,227
Income tax expense	488	1,177	2,310	2,762

Net earnings	$1,764	$1,841	$4,611	$4,465
Less net earnings attributable to noncontrolling interests	—	—	—	(90)

Net earnings attributable to American Software, Inc.	$1,764	$1,841	$4,611	$4,375

Earnings per common share attributable to American Software, Inc.(a):
Basic	$0.07	$0.07	$0.18	$0.17

Diluted	$0.07	$0.07	$0.18	$0.17

Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.27

Shares used in the calculation of earnings per common share attributable to American Software, Inc.:
Basic	25,807	25,321	25,684	25,316

Diluted	26,309	25,947	26,061	25,881

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.07 and $0.07 for the three months ended January 31, 2011 and 2010 and $0.18 and $0.17 for the nine months ended January 31, 2011 and 2010, respectively. See Note F to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$4,611	$4,375
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,825	1,679
Stock-based compensation expense	729	833
Bond amortization	194	575
Tax benefit of stock options exercised	302	395
Excess tax benefits from stock-based compensation	(134)	(126)
Net loss/(gain) on investments	66	(249)
Net earnings attributable to noncontrolling interest	—	90
Deferred income taxes	(215)	(96)
Changes in operating assets and liabilities:
Purchases of trading securities	(12,336)	(11,347)
Proceeds from sale of trading securities	1,607	3,265
Proceeds from maturities of trading securities	3,431	126
Accounts receivable, net	(2,297)	(1,385)
Prepaid expenses and other assets	602	166
Accounts payable and other liabilities	920	191
Deferred revenue	1,145	(2,232)

Net cash provided by (used in) operating activities	1,450	(3,740)

Cash flows from investing activities:
Capitalized computer software development costs	(1,785)	(1,768)
Purchases of property and equipment, net of disposals	(423)	(418)
Proceeds from maturities of investments	8,248	11,590
Proceeds from exercise of stock options of subsidiary	—	29

Net cash provided by investing activities	6,040	9,433

Cash flows from financing activities:
Repurchase of common stock	(369)	(248)
Excess tax benefits from stock based compensation	134	126
Proceeds from exercise of stock options	1,785	199
Repurchase of noncontrolling interest	—	(12,328)
Dividends paid	(9,255)	(6,835)

Net cash used in financing activities	(7,705)	(19,086)

Net change in cash and cash equivalents	(215)	(13,393)
Cash and cash equivalents at beginning of period	21,730	37,629

Cash and cash equivalents at end of period	$21,515	$24,236

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

January 31, 2011

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at January 31, 2011, the results of operations for the three and nine months ended January 31, 2011 and 2010 and cash flows for the nine months ended January 31, 2011 and 2010. The results for the three and nine months ended January 31, 2011 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our annual report on Form 10-K for the year ended April 30, 2010.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $278,000 and $930,000 for the three and nine months ended January 31, 2011, respectively, and $169,000 and $638,000 for the three and nine months ended January 31, 2010, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At January 31, 2011 and April 30, 2010, unbilled license fees were approximately $1.4 million and $840,000, respectively, and unbilled services revenues were approximately $2.1 million and $1.6 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

D.	Reclassification

We have reclassified certain prior year amounts for presentation purposes.

E.	Major Customer

One customer, The Home Depot, accounted for approximately 16% of our total revenues in the three and nine months ended January 31, 2011, respectively, principally from our IT consulting segment (see Note K). This customer accounted for approximately 14% and 11% of our total revenues in the three and nine months ended January 31, 2010, respectively. The related accounts receivable balance for this customer was approximately $2.4 million as of January 31, 2011 and approximately $1.7 million as of April 30, 2010.

F.	Earnings Per Common Share

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended January 31, 2011		Nine Months Ended January 31, 2011
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.27	$0.27
Undistributed loss	(0.02)	(0.02)	(0.09)	(0.09)

Total	$0.07	$0.07	$0.18	$0.18

Distributed earnings	$2,074	$247	$6,211	$742
Undistributed loss	(498)	(59)	(2,091)	(251)

Total	$1,576	$188	$4,120	$491

Basic weighted average common shares outstanding	23,060	2,747	22,937	2,747

	Three Months Ended January 31, 2010		Nine Months Ended January 31, 2010
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.27	$0.27
Undistributed loss	(0.02)	(0.02)	(0.10)	(0.10)

Total	$0.07	$0.07	$0.17	$0.17

Distributed earnings	$2,018	$258	$6,066	$777
Undistributed loss	(386)	(49)	(2,188)	(280)

Total	$1,632	$209	$3,878	$497

Basic weighted average common shares outstanding	22,444	2,877	22,439	2,877

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended January 31, 2011

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,576	23,060	$0.07
Common Stock Equivalents	—	502	—

	1,576	23,562	0.07
Class B Conversion	188	2,747	—

Diluted EPS for Class A	$1,764	26,309	$0.07

Nine Months Ended January 31, 2011

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$4,120	22,937	$0.18
Common Stock Equivalents	—	377	—

	4,120	23,314	0.18
Class B Conversion	491	2,747	—

Diluted EPS for Class A	$4,611	26,061	$0.18

Three Months Ended January 31, 2010

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,632	22,444	$0.07
Common Stock Equivalents	—	626	—

	1,632	23,070	0.07
Class B Conversion	209	2,877	—

Diluted EPS for Class A	$1,841	25,947	$0.07

Nine Months Ended January 31, 2010

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$3,878	22,439	$0.17
Common Stock Equivalents	—	565	—

	3,878	23,004	0.17
Class B Conversion	497	2,877	—

Diluted EPS for Class A	$4,375	25,881	$0.17

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended January 31, 2011

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$188	2,747	$0.07
Reallocation of undistributed earnings from Class A shares to Class B shares	1	—	—

Diluted EPS for Class B	$189	2,747	$0.07

Nine Months Ended January 31, 2011

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$491	2,747	$0.18
Reallocation of undistributed earnings from Class A shares to Class B shares	4	—	—

Diluted EPS for Class B	$495	2,747	$0.18

Three Months Ended January 31, 2010

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$209	2,877	$0.07
Reallocation of undistributed earnings from Class A shares to Class B shares	1	—	—

Diluted EPS for Class B	$210	2,877	$0.07

Nine Months Ended January 31, 2010

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$497	2,877	$0.17
Reallocation of undistributed earnings from Class A shares to Class B shares	6	—	—

Diluted EPS for Class B	$503	2,877	$0.17

For the three and nine months ended January 31, 2011, we excluded options to purchase 1,228,445 and 2,030,866 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2010, we excluded options to purchase 1,573,490 and 1,660,134 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2011, we had a total of 4,024,943 options outstanding and, as of January 31, 2010, we had a total of 4,031,847 options outstanding.

G.	Stock-Based Compensation

During the nine months ended January 31, 2011 and 2010, we granted options for 695,357 and 843,310 shares of common stock, respectively. We recorded stock option compensation cost of approximately $247,000 and $213,000 and related income tax benefits of approximately $61,000 and $50,000 during the three months ended January 31, 2011 and 2010, respectively. We recorded stock option compensation cost of approximately $729,000 and $833,000 and related income tax benefits of approximately $176,000 and $248,000 during the nine months ended January 31, 2011 and 2010, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax deductions in excess of the tax benefits initially recognized for those options (excess tax benefits) as financing cash flows. During the nine months ended January 31, 2011 and 2010, we realized excess tax benefits of approximately $134,000 and $126,000, respectively.

During the nine months ended January 31, 2011 and 2010, we issued 549,564 and 55,213 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2011and 2010 based on market value at the exercise dates was approximately $1.4 million and $94,000, respectively. As of January 31, 2011, unrecognized compensation cost related to unvested stock option awards approximated $2.7 million, which we expect to recognize over a weighted average period of 1.9 years.

H.	Fair Value of Financial Instruments

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

The following table presents our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2011, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2011
Cash equivalents	$18,529	—	—	$18,529
Marketable securities	5,270	17,471	—	$22,741

Total	$23,799	$17,471	$—	$41,270

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $259,000 and approximately $8.0 million in held-to-maturity investments which are not recorded at fair value and thus are not included in the table above. The held-to-maturity investments consist of certificates of deposits and tax-exempt state and municipal bonds and are recorded at amortized cost. We obtain fair values for these securities from third-party broker statements. We derive the fair value amounts primarily from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at January 31, 2011 (in thousands):

	January 31, 2011
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	784	—	—	784
Tax-exempt state and municipal bonds	7,173	120	(88)	7,205

	7,957	120	(88)	7,989

As of January 31, 2011, we had two held-to-maturity investments that were in a loss position for greater than 1 year. The carrying value of these investments at January 31, 2011 was approximately $166,000 and the fair value was approximately $78,000.

The contractual maturity of debt securities classified as held to maturity at January 31, 2011 was as follows (in thousands):

Due within one year	$5,515
Due between one and two years	1,978
Due between two and three years	464
Due after three years	—

$7,957

The Fair Value Option within the Financial Instruments Topic of the FASB’s Accounting Standards Codification permits but does not require us to measure financial instruments and certain other items at fair value. We did not elect to measure at fair value any of our financial instruments under the guidance.

I.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through January 31, 2011, we have repurchased 813,710 shares of common stock at a cost of approximately $4.1 million. Under all repurchase plans as of January 31, 2011, we have repurchased 4,348,663 shares of common stock at a cost of approximately $23.5 million.

J.	Comprehensive Income

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

In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2011 and 2010:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Revenues:
Enterprise Resource Planning	$2,845	$3,883	$10,084	$11,939
Collaborative Supply Chain Management	11,913	11,026	33,464	31,697
IT Consulting	5,610	4,921	16,867	12,747

	$20,368	$19,830	$60,415	$56,383

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,226)	$(754)	$(3,002)	$(2,364)
Collaborative Supply Chain Management	2,799	3,449	7,781	8,109
IT Consulting	213	80	798	220

	$1,786	$2,775	$5,577	$5,965

Intersegment eliminations:
Enterprise Resource Planning	$(437)	$(415)	$(1,267)	$(1,292)
Collaborative Supply Chain Management	437	415	1,267	1,292
IT Consulting	—	—	—	—

	—	—	—	—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,663)	$(1,169)	$(4,269)	$(3,656)
Collaborative Supply Chain Management	3,236	3,864	9,048	9,401
IT Consulting	213	80	798	220

	$1,786	$2,775	$5,577	$5,965

Capital expenditures:
Enterprise Resource Planning	$34	$13	$58	$218
Collaborative Supply Chain Management	63	23	359	197
IT Consulting	6	—	6	3

	$103	$36	$423	$418

Capitalized Software:
Enterprise Resource Planning	$—	$—	$—	$—
Collaborative Supply Chain Management	526	602	1,785	1,768
IT Consulting	—	—	—	—

	$526	$602	$1,785	$1,768

Depreciation and amortization:
Enterprise Resource Planning	$287	$304	$871	$898
Collaborative Supply Chain Management	810	230	1,952	781
IT Consulting	1	—	2	—

	$1,098	$534	$2,825	$1,679

L. Contingencies

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

M. Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued guidance amending and clarifying requirements for fair value measurements and disclosures. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009 except Level 3 reconciliation disclosures, which are effective for the fiscal years and interim periods beginning after December 15, 2010. The guidance became effective for us with the reporting period beginning February 1, 2010, except for the disclosure of the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning February 1, 2011. Adoption of this guidance did not have a material impact on our consolidated financial statements and we do not expect the Level 3 reconciliation disclosures to have a material impact on our consolidated financial statements.

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

N. Subsequent Event

On February 14, 2011, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend is payable on May 31, 2011 to Class A and Class B shareholders of record at the close of business on May 13, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive” “will,” “seek,” “estimate,” “believe,” “expect,” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements we make herein are pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	viability and effectiveness of strategic alliances;

•	industry and market conditions;

•	acquisition activities and the effect of completed acquisitions; and

•	general economic conditions.

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

For calendar 2011, we expect the world economy to continue to be weak, which could result in a continuation of the difficult selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment, particularly in the United States. However, we experienced some improvement in our license fee sales pipeline in our SCM business unit. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2011 and 2010:

	Three Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2011	2010	2011 vs 2010
Revenues:
License	20%	23%	(9)%
Services and other	43	42	4
Maintenance	37	35	8

Total revenues	100	100	3

Cost of revenues:
License	8	5	72
Services and other	32	31	7
Maintenance	9	8	10

Total cost of revenues	49	44	14

Gross margin	51	56	(7)

Research and development	9	8	20
Sales and marketing	18	18	(1)
General and administrative	14	15	(3)
Amortization of acquisition-related intangibles	1	—	nm
Provision for doubtful accounts	—	—	nm

Total operating expenses	42	41	3

Operating income	9	14	(36)

Other income:
Interest income	2	2	1
Other, net	—	(1)	nm

Earnings before income taxes	11	15	(25)
Income tax expense	2	6	(59)

Net earnings	9%	9%	(4)%

nm - not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2011 and 2010:

	Nine Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2011	2010	2011 vs 2010
Revenues:
License	19%	22%	(9)%
Services and other	45	41	17
Maintenance	36	37	6

Total revenues	100	100	7

Cost of revenues:
License	6	5	37
Services and other	33	29	22
Maintenance	9	9	2

Total cost of revenues	48	43	19

Gross margin	52	57	(2)

Research and development	9	9	13
Sales and marketing	18	20	(4)
General and administrative	15	18	(11)
Amortization of acquisition-related intangibles	1	—	nm
Provision for (recovery of) doubtful accounts	—	(1)	(114)

Total operating expenses	43	46	(1)

Operating income	9	11	(7)
Other income (expense):
Interest income	2	2	(3)
Other, net	—	—	nm

Earnings before income taxes	11	13	(4)
Income tax expense	4	5	(16)

Net earnings	8%	8%	5%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2010

Revenue

	Three Months Ended January 31,
	2011	2010	% Change	% of Total Revenue
				2011	2010
	(in thousands)
License	$4,197	$4,602	(9)%	20%	23%
Services and other	8,711	8,349	4%	43%	42%
Maintenance	7,460	6,879	8%	37%	35%

Total revenues	$20,368	$19,830	3%	100%	100%

	Nine Months Ended January 31,
	2011	2010	% Change	% of Total Revenue
				2011	2010
	(in thousands)
License	$11,257	$12,325	(9)%	19%	22%
Services and other	27,409	23,445	17%	45%	41%
Maintenance	21,749	20,613	6%	36%	37%

Total revenues	$60,415	$56,383	7%	100%	100%

For the three months ended January 31, 2011, the 3% increase in revenues from the three months ended January 31, 2010 was attributable primarily to an 8% increase in maintenance revenues and, to a lesser extent, a 4% increase in services and other revenues, partially offset by a 9% decrease in license revenues. For the nine months ended January 31, 2011, the 7% increase in revenues from the nine months ended January 31, 2010 was attributable primarily to a 17% increase in services and other revenues and, to a lesser extent, a 6% increase in maintenance revenues. These increases during the nine-month period were partially offset by a 9% decrease in license fee revenues when compared to the same period last year. The primary reason for the increase in services and other revenues in the three and nine months ended January 31, 2011 was an improvement in our IT consulting services due to increased demand for IT temporary staff and project services, and to a lesser extent an increase in the level of implementation services at our SCM and ERP business units. The primary reason for the decrease in license revenues in the three and nine months ended January 31, 2011 was a decrease in our sales close rates when compared to the same period last year due to uncertainty in the overall economy that is extending the sales close cycles.

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

International revenues represented approximately 15% and 14% of total revenues in the three and nine months ended January 31, 2011, respectively, and represented approximately 10% and 11% of total revenues in the three and nine months ended January 31, 2010, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenue

	Three Months Ended January 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$452	$587	(23)%
Supply Chain Management	3,745	4,015	(7)%

Total license revenues	$4,197	$4,602	(9)%

	Nine Months Ended January 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$1,731	$1,987	(13)%
Supply Chain Management	9,526	10,338	(8)%

Total license revenues	$11,257	$12,325	(9)%

For the three and nine months ended January 31, 2011, license fee revenues decreased 9% when compared to the same periods in the prior year. Both our ERP and SCM units experienced a decline in license fee close rates in the third quarter of the current fiscal year when compared to the same period last year. While we experience some quarterly fluctuation due to the timing of signing license fee agreements, overall the financial crisis that emerged during the past three years has interfered with customers’ normal sources of financing and has greatly increased the level of uncertainty about future economic conditions. In the three months ended January 31, 2011, license fee revenues from Logility decreased 7% and in the nine months ended January 31, 2011 license fee revenues from Logility decreased 8%, when compared to the corresponding periods in the prior year. We believe that the decrease in the third quarter was due primarily to timing of closing license fee deals. However, we do see an improvement in the sales pipeline activity that may result in an improvement in license fee sales in the future. Logility constituted 89% and 85% of total license fee revenues for the three and nine months ended January 31, 2011, respectively, compared to 87% and 84% for the three and nine months ended January 31, 2010, respectively. Our ERP business unit license fees decreased by 23% and 13% for the three and nine months ended January 31, 2011, respectively, when compared to the same periods in the prior year, primarily due to decreased license fee sales to our legacy ERP installed base when compared to the same periods last year.

The direct sales channel provided approximately 55% and 58% of license fee revenues for the three and nine months ended January 31, 2011, respectively, compared to approximately 70% and 68% of license fee revenues for the three and nine months ended January 31, 2010, respectively. The third quarter decrease in direct sales when compared to the same period last year is due to decreased sales of our Voyager products to customers that our direct channel primarily targets, i.e., large and midsized companies. We have observed that large and midsized companies are taking more time to evaluate projects than they did in prior periods. Our indirect sales channel, which primarily targets smaller companies that tend to be more reliant on external sources of financing, experienced an increase in sales close rates in the third quarter due to improvement in the capital markets. For the three and nine months ended January 31, 2011, our margins after commissions on direct sales were approximately 84% and 86% compared to 84% for the three and nine months ended January 31, 2010, respectively. For the three and nine months ended January 31, 2011, our margins after commissions on indirect sales were approximately 51% and 52%, respectively, compared to 46% and 43% for the three and nine months ended January 31, 2010, respectively. The indirect channel margins for the current periods increased when compared to the same periods in the prior year because temporary commission draws that had been given to several new value-added resellers (VARs) for several months in the prior year, to assist in the selling process, were no longer in effect. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenue

	Three Months Ended January 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$ 1,329	$ 2,182	(39)%
Supply Chain Management	1,772	1,246	42%
IT Consulting	5,610	4,921	14%

Total services and other revenues	$ 8,711	$ 8,349	4%

	Nine Months Ended January 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$ 5,165	$ 6,539	(21)%
Supply Chain Management	5,377	4,159	29%
IT Consulting	16,867	12,747	32%

Total services and other revenues	$ 27,409	$ 23,445	17%

For the three and nine months ended January 31, 2011, services revenue increased by 4% and 17%, respectively, due to increased services revenues from our IT Consulting business segment and SCM implementation services, partially offset by a decrease in consulting services in our ERP business segment. For the three and nine months ended January 31, 2011, services and other revenues from Logility (SCM) increased by 42% and 29%, respectively, when compared to the prior year periods. Logility services revenues increased for the current quarter due to increased services implementations from prior period license fee sales. For the three and nine months ended January 31, 2011, our IT Consulting segment’s revenues increased 14% and 32%, respectively, when compared to the prior year periods due to an increase in IT staffing and project work from customers. This typically occurs at the early stages of an economic recovery since companies are more inclined to hire temporary staff than permanent staff. For the three and nine months ended January 31, 2011, our ERP segment’s revenues decreased 39% and 21%, respectively, when compared to the prior year periods. As noted in our Form 10-Q for the first quarter of fiscal 2011, a large ERP customer informed us that after August 2010 it would not renew a services agreement that has been in place for more than ten years. During fiscal 2010 this agreement represented approximately $1.1 million in ERP services revenue per quarter. The loss of this revenue resulted in a substantial reduction in services revenues in our ERP segment commencing in the second quarter of fiscal 2011. This services agreement was unique to this customer, and therefore we do not believe that the non-renewal of the agreement reflects a trend that will affect other services agreements or customer relationships. We have taken appropriate cost reduction actions to mitigate the earnings impact of this lost revenue.

We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenue

	Three months Ended January 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$1,064	$1,114	(4)%
Supply Chain Management	6,396	5,765	11%

Total maintenance revenues	$7,460	$6,879	8%

	Nine months Ended January 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$3,188	$3,413	(7)%
Supply Chain Management	18,561	17,200	8%

Total maintenance revenues	$21,749	$20,613	6%

For the three and nine months ended January 31, 2011, maintenance revenues increased 8% and 6% when compared to the same periods in the prior year, respectively, due primarily to improved renewal rates in our SCM unit and to a lesser extent from our Optiant acquisition that closed in the fourth quarter of fiscal 2010, which experienced an 11% and 8% increase in maintenance revenue for the three and nine months ended January 31, 2011, respectively, when compared to the same periods last year. Our legacy ERP unit experienced decreases of 4% and 7%, respectively, for the three and nine months ended January 31, 2011 compared to the same periods in the prior year due to lower license fee sales and renewal rates when compared to the same periods in the prior year. Logility accounted for 86% and 85% of total maintenance revenues for the three- and nine-month periods ended January 31, 2011, respectively, compared to 84% and 83% of total maintenance revenues for the three- and nine-month periods ended January 31, 2010, respectively. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

Gross Margin

The following table provides both dollar amounts and percentage measures of gross margin:

($000s omitted)	Three months ended January 31,				Nine months ended January 31,
	2011		2010		2011		2010
Gross margin on license fees:	$2,588	62%	$3,668	80%	$7,505	67%	$9,588	78%
Gross margin on services and other:	2,089	24%	2,156	26%	7,579	28%	6,946	30%
Gross margin on maintenance:	5,669	76%	5,249	76%	16,457	76%	15,433	75%
Termination Benefits	—		—		(219)		—

Total gross margin:	$10,346	51%	$11,073	56%	$31,322	52%	$31,967	57%

Total gross margin excluding termination benefits	$10,346	51%	$11,073	56%	$31,541	52%	$31,967	57%

For the three and nine months ended January 31, 2011, total gross margin percentage decreased when compared to the same periods in the prior year primarily due to a decrease in our gross margin on license fees and to a lesser extent our gross margin on services and other. This decrease was partially offset by an increase in our gross margin on maintenance.

Gross Margin on License Fees

For the three and nine months ended January 31, 2011, gross margin on license fees decreased when compared to the same periods in the prior year due to the higher computer software amortization expense and, to a lesser extent, lower overall license fee revenue. Furthermore, the proportion of license fee sales through our indirect channel increased compared to the prior periods. The related VAR commissions are expensed to cost of license fees, resulting in lower gross margins. On July 27, 2010 we announced the general availability of our Logility Voyager Solution Version 8.0 software at our SCM business unit. As a result of this release, during the three- and nine-month periods ended January 31, 2011, amortization of capitalized computer software development costs increased by $534,000 and $888,000, respectively, when compared to the same periods last year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three and nine months ended January 31, 2011, the gross margin percentage on services and other revenue decreased 2%, when compared to the same periods in the prior fiscal year. Services revenue in our lower margin IT Consulting segment, The Proven Method, Inc (“TPM”), increased, causing TPM to represent a larger proportion of our services and other revenues for these periods when compared to the prior year. When TPM represents a larger proportion of services and other revenues, there tends to be a decline in gross margin in the segment as a whole. The impact of this in the recent periods was partially offset by higher services margins at our SCM business unit as a result of higher services revenue. Services and other gross margin normally are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage was constant for the three months ended January 31, 2011 when compared to the same period last year and increased by 1% for the nine months ended January 31, 2011 when compared to the same period in the period year as a result of higher maintenance revenue and cost containment efforts. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

Termination Benefits

As noted in our Form 10-Q for the first quarter of fiscal 2011, a large ERP customer informed us that after August 2010 it would not renew a services agreement that has been in place for more than ten years. As a result, during the second quarter of fiscal 2011 we took appropriate cost reduction efforts, including reducing headcount, to mitigate the earnings impact of the lost revenue. This services agreement was unique to this customer, and therefore we do not believe that the non-renewal of the agreement reflects a trend that will affect other services agreements or customer relationships.

Expenses

	Three Months Ended January 31,				Nine Months Ended January 31,
			% of Revenue				% of Revenue
	2011	2010	2011	2010	2011	2010	2011	2010
	(in thousands)				(in thousands)
Research and development	$1,921	$1,607	9%	8%	$5,607	$4,979	9%	9%
Sales and marketing	3,628	3,653	18%	18%	10,781	11,182	18%	20%
General and administrative	2,876	2,951	14%	15%	8,807	9,579	15%	17%
Amortization of acquisition-related intangible assets	135	87	1%	0%	550	262	1%	—
Other income, net	466	243	2%	1%	1,344	1,262	2%	2%
Income tax expense	488	1,177	2%	6%	2,310	2,762	4%	5%
Noncontrolling interest	—	—	—	—	—	(90)	—	—

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	January 31, 2011	Percent Change	January 31, 2010
Total capitalized computer software development costs	$526	(13)%	$602
Percentage of gross product research and development costs	22%		27%
Total research and development expense	1,921	20%	1,607

Percentage of total revenues	9%		8%
Total research and development expense and capitalized computer software development costs	$2,447	11%	$2,209

Percentage of total revenues	12%		11%
Total amortization of capitalized computer software development costs *	$629	nm	$95

	Nine months ended (in thousands)
	January 31, 2011	Percent Change	January 31, 2010
Total capitalized computer software development costs	$1,785	1%	$1,768
Percentage of gross product research and development costs	24%		26%
Total research and development expense	5,607	13%	4,979

Percentage of total revenues	9%		9%
Total research and development expense and capitalized computer software development costs	$7,392	10%	$6,747

Percentage of total revenues	12%		12%
Total amortization of capitalized computer software development costs *	$1,263	nm	$375

*	Included in cost of license fees

nm - not meaningful

For the three and nine months ended January 31, 2011, gross product research and development costs increased when compared to the same periods in the previous fiscal year due to an increase in research and development spending by our Logility subsidiary related to the Optiant acquisition in the fourth quarter of fiscal 2010 and enhancement of several software products. Capitalized software development costs decreased for the three months ended January 31, 2011 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable research and development projects; however, we expect capitalized software amortization expense to increase in fiscal 2011 when compared to fiscal 2010 as a result of the completion of Logility’s Voyager 8.0 product release announced on July 27, 2010. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and nine months ended January 31, 2011, sales and marketing expenses decreased 1% and 4%, respectively, when compared to the same periods a year ago. The 4% decrease for the nine-month period was due primarily to cost containment efforts, which were partially offset by increased costs related to the Optiant acquisition. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended January 31, 2011, the 3% decrease in general and administrative expenses when compared to the same period last year was primarily due to decreased legal, audit and tax consulting expense. For the nine months ended January 31, 2011, the 11% decrease in general and administrative expenses when compared to the same period last year was primarily due to expenses related to the Logility tender offer process that was concluded in the quarter ended July 31, 2009 and to a lesser extent to lower audit and tax consulting expense.

At January 31, 2011, the total number of employees was 281 compared to 286 at January 31, 2010.

Operating Income/(Loss)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning	($1,226)	($754)	63%	($3,002)	($2,364)	27%
Collaborative Supply Chain Management	2,799	3,449	(19)%	7,781	8,109	(4)%
IT Consulting	213	80	166%	798	220	263%

Total Operating Income	$1,786	$2,775	(36)%	$5,577	$5,965	(7)%

Our ERP segment operating loss in the three and nine months ended January 31, 2011 was due primarily to the decline in revenues. In particular, the decline in service implementation fees and maintenance revenue was due to a difficult selling environment as a result of the overall general economic conditions in the U.S. In addition, effective following August 2010, a large ERP customer did not renew a service agreement that had been in place for more than ten years. During fiscal 2010, this agreement represented approximately $1.1 million in ERP services revenue per quarter. We have taken appropriate cost reduction measures to mitigate the earnings impact of this lost revenue.

Our SCM segment’s contribution to operating income decreased by 19% and 4% for the three and nine months ended January 31, 2011 respectively, compared to same periods last year. This decrease was primarily due to increased amortization of capitalized computer software development costs for the three and nine months ended January 31, 2011 compared to same periods last year by $534,000 and $888,000, respectively, due to the general availability of our Logility Voyager Solution Version 8.0 software as of July 27, 2010.

Our IT consulting segment operating income increased 166% and 263% for the three and nine months ended January 31, 2011, respectively, compared to same period in fiscal 2010 due primarily to 14% and 32% increases in revenues for the three and nine months ended January 31, 2011, respectively, and to a lesser extent higher operating margins when compared to the same periods last year. This increased revenue is a result of more IT staffing and project work from our customers, especially the IT consulting segment’s principal customer, The Home Depot.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended January 31, 2011, the increase in other income was due primarily to higher unrealized gains on investments as a result of improved financial market conditions when compared to the same period of the prior year. For the nine months ended January 31, 2011, the increase in other income was due primarily to higher unrealized gains on investments as a result of improved financial market conditions when compared to the same period of the prior year and to a lesser extent higher exchange rate gains and rental income when compared to the same period last year. We recorded total losses of approximately $21,000 and $66,000 for the three and nine months ended January 31, 2011, compared to total losses of approximately $18,000 for the three months ended January 31, 2010 and total gains of $249,000 nine months ended January 31, 2010, from our trading securities.

For the three and nine months ended January 31, 2011, our investments generated an annualized yield of approximately 2.81% and 2.55%, respectively, compared to approximately 1.23% and 1.27% for the three and nine months ended January 31, 2010, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended January 31, 2011, our effective tax rate was 21.7% compared to our effective tax rate of 39.0% in the three months ended January 31, 2010. During the nine months ended January 31, 2011, our effective tax rate was 33.2% compared to our effective tax rate of 38.2% in the nine months ended January 31, 2010. The effective tax rates for the current fiscal periods are lower than the same periods last year due to the approval of the research and development tax credit during the current quarter which resulted in a “catch-up” credit adjustment for the period January 1, 2010 to January 31, 2011. We expect our effective rate to be between 34% and 37% during fiscal year 2011.

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

The following tables show information about our cash flows and liquidity positions during the nine months ended January 31, 2011 and 2010. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

	Nine Months Ended January 31, (in thousands)
	2011	2010
Net cash provided by (used in) operating activities	$1,450	$(3,740)
Net cash provided by investing activities	6,040	9,433
Net cash used in financing activities	(7,705)	(19,086)

Net change in cash and cash equivalents	$(215)	$(13,393)

For the nine months ended January 31, 2011, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to: 1) an increase in deferred revenues due to timing of revenue recognition, 2) higher proceeds from the maturity of trading securities, 3) an increase in depreciation and amortization due to the increase in amortization expense from the Voyager 8.0 release in July 2010, 4) an increase in accounts payable and other accruals due to timing of payments, 5) a decrease in prepaid expenses due to the timing of marketing related purchases, 6) an increase in unrealized loss on investments compared to unrealized gains in the same period last year and 7) an increase in net earnings. This increase was partially offset by 1) lower proceeds from the sales of trading securities, 2) an increase in purchases of trading securities, 3) an increase in customer accounts receivables caused by the increase in sales and the timing of closing customer sales, 4) a decrease in bond amortization, 5) a decrease in deferred income taxes, 6) lower stock-based compensation expense, 7) lower tax benefit of stock options exercised and 8) lower minority interest in net earnings of subsidiary.

The decrease in cash provided by investing activities when compared to the same period in the prior year was due primarily to a decrease in the proceeds from the maturities of investments, an increase in capitalized computer software development costs and an increase in purchases of property and equipment.

Cash used in financing activities decreased when compared to the same period in the prior year due primarily to our repurchase of noncontrolling interest of Logility during the prior period and not in the current period, an increase in proceeds from exercise of stock options and an increase in excess tax benefits from stock-based compensation, partially offset by an increase in dividends paid and the repurchase of our common stock.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of January 31, (in thousands)
	2011	2010
Cash and cash equivalents	$21,515	$24,236
Short and long-term Investments	30,957	29,519

Total cash and short and long-term investments	$52,472	$53,755

Net decrease in total cash and investments (nine months ended January 31)	$(1,407)	$(17,339)

Our total activities used cash and investments during the nine months ended January 31, 2011, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above and the payment of the quarterly dividend.

Days Sales Outstanding in accounts receivable were 60 days as of January 31, 2011, compared to 67 days as of January 31, 2010. Our current ratio was 2.5 to 1 on January 31, 2011 and January 31, 2010.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $52.5 million in cash and investments with no debt as of January 31, 2011, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of March 10, 2011 we have repurchased approximately 3.0 million shares of common stock at a cost of approximately $11.5 million.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At January 31, 2011, our goodwill balance was $12.6 million and our intangible assets with definite lives balance was approximately $2.0 million, net of accumulated amortization.

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

Foreign Currency. In the three and nine months ended January 31, 2011, we generated approximately 15% and 14%, respectively, of our revenues outside the United States. We typically make international sales through our foreign subsidiary or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate gains of approximately $44,000 and $91,000 for the three and nine months ended January 31, 2011, respectively, compared to exchange rate losses of approximately $17,000 for the three months ended January 31, 2010 and gains of $64,000 for the nine months ended January 31, 2010. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $156,000 exchange gain or loss for the nine months ended January 31, 2011. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of January 31, 2011 was approximately $49.5 million compared to $53.8 million as of January 31, 2010.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended January 31, 2011:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2010 through November 30, 2010	0	$0.00	0	1,186,290
December 1, 2010 through December 31, 2010	0	$0.00	0	1,186,290
January 1, 2011 through January 31, 2011	0	$0.00	0	1,186,290

Total Fiscal 2011 Third Quarter	0	$0.00	0	1,186,290

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

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

AMERICAN SOFTWARE, INC.

Date: March 10, 2011	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: March 10, 2011	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 10, 2011	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer