Form 10-K
period 2011-04-30
AMERICAN SOFTWARE INC
filed 2011-07-14
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, 23,028,704 Class A Common Shares and 2,747,086 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 30, 2010) of the Class A shares held by non-affiliates on that date was approximately $135.7 million. At July 11, 2011, 23,621,382 Class A Common Shares and 2,587,086 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2011

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

Today, Logility’s customer base is approximately 1,250 companies located in more than 74 countries, which gives Logility what we believe is the largest active installed base of supply chain planning customers among all application software vendors. Logility markets and sells the Demand Solutions® product line to the global small and midsize enterprise (SME) market through the global VAR distribution network of Demand Management, Inc. (“DMI”). Logility also offers the Logility Voyager Solutions™ suite through both direct and indirect sales channels to customers with distribution-intensive supply chains, ranging from upper-midsize to Fortune 1000 companies.

On March 19, 2010, Logility acquired certain assets of privately-held Optiant, Inc. (“Optiant”), a Boston-based provider of multi-echelon supply chain optimization systems, for approximately $3.3 million in cash. Optiant’s unique optimization technology helps manufacturing companies and distribution businesses free up millions of dollars in working capital trapped within their multi-echelon supply chains. Unlike ERP and advanced planning systems, Optiant’s systems improve both strategic inventory policies and tactical inventory targets to produce bottom-line savings, achieve higher service levels, and mitigate the impact of supply and demand variability. Its advanced modeling and simulation capabilities have helped market leaders in consumer goods, high-tech manufacturing, life sciences, and other industries manage complex global supply chains to achieve specific business goals. Optiant has helped transform supply chains for respected industry leaders including Stanley Black & Decker, Procter & Gamble, Kraft, HP, Nestle, and Boston Scientific.

Logility has incorporated the Optiant products, which were formerly marketed under the PowerChain® brand, into the Logility Voyager Solutions™ suite branded as Voyager Inventory Optimization™. The addition of the Optiant products further strengthens Logility Voyager Solutions as a comprehensive supply chain solution marketed to midsize, large, and Fortune 1000 companies in the consumer goods, life sciences, process manufacturing, discrete manufacturing, wholesale distribution, and high-tech industries. Like other components in Logility’s suite, Voyager Inventory Optimization can be deployed as a stand-alone solution or as a part of a broader comprehensive supply chain initiative.

Logility derives revenues primarily from three sources: software licenses, services, and maintenance. Logility generally determines software license fees based on the number of modules, deployments, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, and consulting services associated with the implementation of Logility products. Logility bills for these services revenues primarily under time and materials arrangements and recognizes revenues as it performs services. Maintenance agreements typically are for a one- to three-year term, commencing at the time of the initial product license. Logility generally bills maintenance fees annually in advance under agreements with terms of one to three years, and then recognizes the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time Logility recognizes the related revenues.

Logility’s cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits along with VAR commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect sales channel.

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

The June 2011 Gartner, Inc. presentation, Getting the Best Technology for Your Supply Chain, identifies the key obstacles to achieving supply chain goals as managing demand variability, visibility and collaboration. The presentation concludes that the number one supply chain management technology investment priority is planning, including demand planning, inventory planning and manufacturing planning.

The April 2011 Gartner, Inc. research report, Key Issues for the Supply Chain Leader Role in Cross-Industry, 2011, shows the return on investment for companies adopting supply chain best practices and technologies is tangible. The report states, “Based on AMR Benchmark Analytix data, the most advanced demand-driven companies have 15% less inventory, a 17% better perfect-order performance and a 35% shorter cash-to-cash cycle time. We have also found that demand-driven value network (DDVN) leaders have 10% higher revenue and 5% to 7% better profit margins than their competitors.”

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

In June 2011, Aberdeen Group published research findings on Demand Management: Bridging External Market Inputs with Internal Statistical Forecasting. The research states, “The selection of demand management technology plays a crucial role in the ability of organizations to respond to demand volatility, reduce supply chain costs and meet customer service demands.” The report also finds that “up to 40% of respondents to a recent Aberdeen survey indicated they are planning to implement new demand management technology within the next 12 months or beyond.”

We believe that traditional ERP systems alone do not provide the visibility, depth, flexibility or optimization required to effectively meet the demands of today’s intensely competitive global environment. Organizations are demanding supply chain solutions that are modular and scalable to extend ERP functionality, fit the dynamic needs of their businesses, deploy quickly and deliver rapid time-to-benefit.

Additionally, market drivers for more sophisticated software are finding their way downstream. Issues that multi-billion dollar companies faced ten years ago are affecting even the low end of the SME market today. Increasingly, Logility’s customers have to manage offshore manufacturing requirements, which often extend time-to-market, as well as the unique challenges associated with selling to mass merchants. With new, increasingly complex data management needs to monitor global supply lines and deal with the retailers’ demand for accurate forecast and supply visibility, the SME market is outgrowing spreadsheets for demand planning and turning to automated supply and demand, inventory and replenishment management software.

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

With approximately 1,250 customers in more than 74 countries, Logility is a leading provider of collaborative supply chain solutions that help small, midsize, large and Fortune 1000 companies realize substantial bottom-line results. Logility provides two product suites, Logility Voyager Solutions and Demand Solutions, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite features performance monitoring capabilities and provides supply chain visibility; demand, inventory and replenishment planning; S&OP, supply and inventory optimization; manufacturing planning and scheduling; transportation planning and management; and warehouse management. The Demand Solutions product suite provides forecasting, demand planning, replenishment and point-of-sale analysis for maximizing profits for small to midsize manufacturing, distribution and retail operations.

Logility has licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including A.O. Smith, Abbott Diabetes Care, Augusta Sportswear, Avery Dennison Corporation, Berry Plastics Corporation, Continental Mills, Electrolux, Fastenal Company, Huhtamaki, Jarden Corporation, Johnstone Supply, Kraft, L’Oreal, New Balance, Pfizer, Porsche, Procter & Gamble, Remington Products Company, Rexnord, Shaw Industries, Shiseido Americas, Sigma Aldrich, Trek Bicycle, Verizon Wireless, Warnaco, and VF Corporation. Logility sells products and services through direct and indirect channels. Logility derived approximately 20% of its revenues in the fiscal year ended April 30, 2011 from international sales.

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

The Logility Voyager Solutions software suite is modular and scalable to meet the management requirements of global organizations involving tens of thousands of products with complex manufacturing or distribution networks. In addition, the Logility Voyager Solutions suite interfaces with a broad range of existing enterprise applications deployed on a variety of technical platforms.

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

SUPPLY CHAIN COLLABORATION

Logility Voyager Solutions accelerates S&OP, as well as strategic trading partner collaboration. Logility Voyager Solutions allows companies to accelerate and synchronize demand plans, sales input, direct material procurement, fulfillment and financial goals to increase profitability and improve service.

Voyager Sales and Operations Planning™ enables companies to streamline and accelerate the entire S&OP process. Companies can more easily track key performance indicators, measure and compare multiple plan performance, optimize sales plans and automate data gathering with this workbench.

Voyager Collaborate™ enables companies to communicate efficiently across their organizations and share real-time supply chain information with external trading partners. With Voyager Collaborate, suppliers, manufacturers, distributors and retailers can use the power of collaborative business processes such as S&OP and built-in standards such as CPFR® to advance enterprise-wide collaboration enabled via the Internet.

DEMAND CHAIN OPTIMIZATION

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

SUPPLY CHAIN OPTIMIZATION

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

TRANSPORTATION AND LOGISTICS OPTIMIZATION

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

Product Features: Demand Solutions

Demand Solutions‘ proven, sophisticated supply chain software provides a smooth transition from spreadsheet management to robust reporting and tracking. It is simple to install and easy to use.

Demand Solutions offers two separate product suites: traditional and DSX. The traditional suite continues to build on its 26-year heritage supporting the global SME market. DSX was introduced in February 2010 and combines this history of supply chain experience with the latest technology to create a highly flexible supply chain planning solution. Built on a flexible architecture with configurability, performance and security in mind, DSX is the culmination of more than two decades of customer-driven supply chain functionality. Both suites offer the same robust functionality which allow our customers a path to growth without the costly purchase of a new supply chain suite of products.

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

Financial Modules

Our comprehensive financial solutions provide functions such as financial reporting, budgeting, asset management, cash management, credit management and receivables management. These systems assist in resolving customers’ specific financial control issues faster and more effectively. We designed the e-Intelliprise financial module for global companies in order to allow the use and reporting of multiple currencies, including the European Monetary Unit. The specific applications available are:

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

Requisition Tracking. This solution is designed to reduce sourcing cycle time, improve control and compliance with approvals and lower transaction costs with labor and hard copy savings. It streamlines the requisitioning process easily and cost effectively, providing better control and management of the process. It provides for full electronic approval of requisitions, consolidation of vendor orders to meet minimum order requirements and get volume discounts, tracking of in-process requisitions and full history of approval process.

Shipment Tracking. This solution is a critical element of the global sourcing process. It is designed to provide shipment planning with full approval workflow, Advanced Ship Notice (ASN) management and shipment documentation. This solution works hand in hand with the Vendor Collaboration system to provide full visibility of inbound logistics and product availability.

e-Connect. We designed this solution to enable the exchange of XML-enabled data. e-Connect provides the link to extend the ERP back-office software to the web and to enable users to interact with the ERP software via the web. e-Connect also enables the interactive communication between web applications, marketplaces, trading exchanges, suppliers, B2B transactions and back office ERP systems.

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

e-SPS. NGC has designed e-SPS to provide a wide range of supply chain management solutions over the Internet. e-SPS is a powerful software application for companies producing and sourcing products around the world. Users include retailers, apparel manufacturers, brand managers, footwear companies, importers, contractors, agents, brokers, and logistics providers. e-SPS users around the world only need a web browser to use and update the system. e-SPS employs secure hierarchical views to select data that is appropriate for each user. It creates triggers and alerts automatically based on events defined in the time and action calendars, business processes and other specific collaboration issues. Barcode labels and ASNs facilitate distribution channel receipts. e-SPS provides end-to-end visibility into the supply chain from product inception to distribution channel reception, all in real time. Several industry leaders have successfully implemented this product, including Armani Exchange, Aeropostale, Maidenform, Carter’s, VF Corporation, Casual Male Retail Group, Lululemon, Jerry Leigh and Jos A. Bank Clothiers. e-SPS includes the following functions and features:

•	Specification Creation and Delivery

•	Product Development Tracking

•	Request for Quotation and Bid Exchange

•	Pre-Production Calendaring

•	Purchase order creation and/or interface to ERP Systems

•	Supplier/factory order acknowledgements/confirmations

•	Tracking the progress of orders (Routes, Stages, and Milestones)

•	Supplier/Factory Scorecards based on performance standards

•	Capturing quality data and facilitate the early detection of quality problems

•	Scanning, packing, barcoding, and shipping the product with ASNs

•	Tracking the logistics of the shipments

•	Identifying and collaboratively resolving issues

•	Analyzing, evaluating and monitoring efficiencies, on-time deliveries, and quality

•	Exception Reporting and Executive Information System

•	Product and Component Testing CPSIA compliance

RedHorse. RedHorse is a comprehensive ERP system designed specifically for the sewn products industry. It consists of 12 optional modules: Customer Order Processing, EDI Information System, Invoicing and Accounts Receivable, Finished Goods Inventory Control, Purchasing and Receiving, Components Inventory, Accounts Payable, General Ledger, Import Management, Remote Plant Management, Production Planning and Screen Printing and Embroidery. RedHorse features include:

•	Scalable MS SQL Database

•	Customer Order Processing

•	Production Control

•	Import Management / Costing

•	MRP

•	Advanced Order Allocation Engine

•	EDI Management

•	Financial Accounting

•	Remote Inventory Management

•	Outbound Scan/Pack/ASN

•	Powerful Report Generator

•	Client server for remote access

•	Object-oriented development

•	Information Portal for Internet access

•	Integration with DMI forecasting, SDI Warehouse Management and UPS/FedEx

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

•	Enhancing creativity and collaboration on new ideas

•	Efficiently defining concepts and costs, determine viability

•	Developing and delivering new products to market faster

•	Managing frequent changes across global supply chain

•	Tracking and managing critical timelines and supplier relationships

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

•	Supporting modular, progressive bundling, piece rate, salary, and hybrid pay methods

•	Unlimited user-defined Off-Standard pay codes and methodologies

•	Extensive WIP and Operator Analysis, including Skills Inventories

•	Training curves and jump base tables for flexible pay plans

•	English, Spanish and Chinese language support

•	Lot Tracking System

•	Computerized Time Clock Interface

•	Hand Held Data Collection Interface

•	Interface to GSD Labor Costing

•	Plant Loading

•	Real Time Systems

IMS. IMS controls factory orders from the issue of purchase orders, through letter of credit requests, issues, tracking and release. Additionally, the system tracks factory orders and shipments to the distribution center while recording estimated and actual costs for each factory order. We designed IMS for any business engaged in the importing of finished products and businesses using letters of credit. Other features of IMS include:

•	Tracking import factory orders

•	Tracking and managing letters of credit

•	Tracking factory shipments

•	Recording import costing

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

FMS. Full package production has become an important part of the overall sourcing strategy for many apparel manufacturers. A Full Package environment includes many business activities beyond the sewing process. FMS has been created to address these multiple and complex business processes. Some of the business processes encompassed in the bilingual (Spanish and English) FMS system features are:

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

EZ-Ship. EZ-Ship facilitates a global sourcing strategy for companies producing sewn products around the world. This multi-lingual system allows for shipping to multiple distribution centers or customers from factories, contractors and suppliers. EZ-Ship supports unlimited ASN and label formats, thereby giving remote shipping sites greater flexibility. EZ-Ship uses a standard import/export data set to easily integrate with most ERP or Distribution Center systems. EZ-Ship also integrates with TPM and e-SPS. EZ-Ship utilizes a web-enabled FTP data exchange utility to easily facilitate data transfer between host and remote systems. Other features of EZ-Ship include:

•	Scanning UPC labels

•	Creating/scanning UCC-128 labels

•	ASNs

•	Manifests

•	Commercial invoices

•	Bills of lading

•	Validating carton and shipment accuracy

•	Carton-level quality

Segment 3—IT Consulting

The Proven Method, Inc.

The Proven Method, Inc., our wholly-owned subsidiary, is a technology services firm that specializes in assisting a diverse customer base to solve business issues with realistic and effective technology solutions. The Proven Method maintains a full-time staff of project management, business consultants and technical specialists possessing a wide range of technical skills, and business applications and industry experience.

We believe a key differentiator of The Proven Method is its ability to offer flexible solutions to customers based on current economic conditions. We provide solutions based on how our customers are running their businesses, thereby meeting their specific needs. Customers today efficiently manage their technology investments by implementing lower cost technologies to provide a direct and immediate revenue benefit. The Proven Method helps our customers drive revenue and targets customer satisfaction through their awareness of the best technologies available.

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

Social Media and Analytic Marketing—Customers now have the opportunity to understand the analytical results of the activities associated with the social media channels, including the development of marketing plans and recommendations for optimization based on industry needs and best practices. Services can be provided to implement and manage social media programs as well as train prospective and present customers.

The Proven Method has worked with customers such as: Aon, IBM, UPS, Norfolk Southern, Xerox, SunTrust Bank, Coca-Cola Enterprises, Kubota Manufacturing of North America, The Home Depot, AT&T, State of Georgia, CompuCom, Zep Inc, Chick-fil-A, Global Payments, Verizon, Catlin Group Ltd, Federal Home Loan Bank of Atlanta, Fulton Paper, Aaron Rents, AutoTrader.com, Nalco Chemical, Georgia Tech Research Institute and numerous other customers throughout the United States.

See Note 10 to the Consolidated Financial Statements for further business segment information.

Customers

We primarily target businesses in the retail, apparel, consumer packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. A sample of companies that have purchased one or more of our products or services during the past two fiscal years is as follows:

Consumer Goods	Chemicals, Oil & Gas, Pharmaceuticals	Retail & Apparel	Manufacturing and Others
American Italian Pasta	Abbott Laboratories	A4 Apparel	American Racing
Ashley Furniture	Arch Corporation	Aeropostale	A.O. Smith Water Products
Avery Dennison Corporation	Berry Plastics Corporation	A/X Armani Exchange	Cengage Learning
BASF Corporation	Bracco S.p.A.	Augusta Sportswear	Cintas
Basic American Foods	Cambrex Karlskoga AB	Bestseller	Corning Cable Systems
C&C Group	Chamberlin-Edmonds	Billabong	Dal-Tile Corporation
Caribou Coffee Company	CooperVision	Boots UK, Ltd.	Dassault Falcon Jet
Carriage House Companies	Dow Chemical Company	Broder Brothers	Diversey
Clement Pappas	Ego Pharma Australia	Brookstone	IBM/Synertech
Cott Beverages	Fisher Scientific International	Brown Shoe Company	Ingram Micro
Farley’s & Sathers Candy Company	Genzyme Diagnostics	Cache	Intertape Polymer Group
Hamilton Beach Proctor-Silex	Herbalife	Carters	Johnson Controls
Hooker Furniture	Kaiser Healthcare	Casual Male Retail Group	Land of Nod
Huhtamaki	Nutra Manufacturing	Everlast Worldwide	Louisana Pacific
Jarden Consumer Products	PDVSA	Foot Locker	Microsoft
Kraft	Pfizer, Inc.	Foschini Retail Group Pty	Newell Rubbermaid
L’Oreal	Sandoz	Georgia Boot	Parker Hannifin
Lance, Inc.	Shell Oil Company	Haggar	Porsche Cars North America
Levolor	Sigma-Aldrich Corporation	Handcraft Manufacturing Corp.	Reliable Automatic Sprinkler
Maybelline Inc.		Hugo Boss	Sonoco Products
McCain Foods	Wholesale Distribution	Jerry Leigh Entertainment	Shaw Industries
Mizuno USA	Amerisource Bergen	Jos. A. Banks Clothiers	Siemens Healthcare Diagnostics
Nestle	American Hotel Register Company	Juicy Couture	Thomas Built Buses
Parmalat	Apria Healthcare	Landau Uniform	Tyco Safety Products
Peninsula Beverage Company	CHF Industries	Lululemon Athletica
Pinnacle Foods	Doosan Group	Maidenform	Telecommunications & Utilities
Procter & Gamble	Farnell InOne	New Balance	Britsh Telecom
Reckitt Benckisen	Fastenal Company	Parigi Group	Energy Future Holdings
Remington Products Company	Fintyre S.p.A.	Polo Ralph Lauren	KGP Telecommunications
Rockline Industries	Group SEB Holdings	Rafaella Apparel Group	Saudi Consolidated Electric
Sazerac	HDA	Red Wing Shoe Company	Verifone
Snyders-Lance, Inc.	Holley Carburetors	Rocky Shoes & Boots	Verizon Wireless
Stanley Black & Decker	Johnstone Supply	Roomstore
Starbucks China	Komatsu Europe International	Russell
Ste. Michelle Wine Estates	Republic National Distributing Co.	Savane
Trek Bicycle Corporation	Saab Aircraft	Spanx
Xango	SAIC	Stony Apparel
	Standard Motor Products	The Home Depot
	Trelleborg	Tiffany & Co.
Topson Downs
Unifirst Corp
VF Corporation
Warnaco
Williamson-Dickie Manufacturing

One customer, The Home Depot, accounted for 15% of our total revenues during fiscal 2011. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector customers.

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

Sales and Marketing

We market our products through direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and have sales and/or support offices in Boston, Chicago, Dallas, New York, St. Louis, Miami and Pittsburgh. We manage sales channels outside of North America from our international offices, primarily in the United Kingdom.

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

Logility’s current release of Logility Voyager Solutions is version 8.0, released in July 2010.Version 8.0 uses an Internet-based architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution and collaborative commerce. Logility Voyager Solutions interfaces with software of leading ERP vendors such as SAP and Oracle.

The current release of the traditional Demand Solutions products is version 11 and the first release of DSX was introduced in February 2010. These products are designed to work with a wide variety of MRP, ERP and legacy enterprise applications.

Our client/server and Internet-based solutions will be important for our long-term growth. As of April 30, 2011, we employed 62 persons in product research, development and enhancement activities.

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

We also expect to face additional competition as other established and emerging companies enter the market for collaborative commerce and supply chain management software and introduce new products and technologies. In addition, current and potential competitors have made and may continue to make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in fewer customer orders, reduced gross margins and loss of market share.

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

Expand Indirect Channels to Increase Market Penetration. We believe that key relationships with VARs will increase sales and expand market penetration of our products and services. During fiscal 2011 we continued to add VARs to the DMI channel in countries such as China and India, and in Europe. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in more than 74 countries.

Maintain Technology Leadership. We believe we are a technology leader in the field of collaborative supply chain optimization solutions and we intend to continue to provide innovative, advanced solutions and services to this market. We believe that Logility was one of the earliest providers of SCM software solutions on a client/server platform and on Windows, and the first to introduce a collaborative supply chain planning solution that operates over the Internet. We intend to continue developing and introducing new and enhanced products and keeping pace with technological developments and emerging industry standards.

Invest Aggressively to Build Market Share. We intend to continue investing to expand our sales force, research and development efforts, and consulting infrastructure, balanced with our goal of increasing profitability. We believe these investments are necessary to increase our market share and to capitalize on the growth opportunities in the market.

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

Focus on Integrated Collaborative Planning and Supply Chain Execution Solution. We believe Logility is one of the few providers of truly integrated SCM software solutions addressing demand and supply planning as well as transportation and warehousing logistics requirements. Logility Voyager Solutions provides a comprehensive suite for supply chain planning, warehouse and transportation management with collaboration at its core, streamlining business processes between both internal and external trading partners. We intend to continue focusing Logility’s development initiatives on enhancing its end-to-end solution, expanding its embedded performance management architecture and introducing additional capabilities that complement its integrated solution suite.

Increase Penetration of International Markets. In the fiscal year ended April 30, 2011, we generated 14% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. Logility, along with its subsidiary, DMI, has 45 international VARs in its indirect channel. This experienced global distribution network expands Logility’s reach and provides sales, implementation and support resources, serving customers in more than 74 countries. We intend to further expand our international presence by creating additional relationships with distributors in Africa, Asia, Australia, Europe, North America and South America.

Expand Strategic Relationships. We intend to develop strategic relationships with leading enterprise software, systems integrators and service providers to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities. In addition, Logility has developed a network of international agents who assist in the sale and support of its products. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position.

Continue to Focus on Providing High Quality Customer Service. Providing high quality customer service is a critical element of our strategy. We intend to continue investing in technology and personnel to accommodate the needs of our growing customer base. We will continue to seek new ways to improve service to our customers.

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

Employees

As of April 30, 2011, we had 297 full-time employees, including 62 in product research, development and enhancement, 40 in customer support, 100 in professional services, 56 in marketing, sales and sales support, and 39 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

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

The risks and uncertainties discussed below are in addition to those that apply to most businesses generally. Furthermore, as we continue to operate our business, we may encounter risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

RISK FACTORS RELATED TO OUR BUSINESS

Our markets are very competitive, and we may not be able to compete effectively.

The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased, in part as a result of the deterioration in the business climate within the United States and other geographic regions in which we operate. We expect this intensity of competition to increase in the future. Our current and potential competitors have made and may continue to make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Any significant consolidation among ERP or supply chain software companies could adversely affect our competitive position. Increased competition has resulted and in the future could result in price reductions, lower gross margins, longer sales cycles and loss of market share. Each of these developments could have a material adverse effect on our operating performance and financial condition.

Many of our current and potential competitors have significantly greater resources than we do, and therefore we may be at a disadvantage in competing with them.

We directly compete with other supply chain software vendors, including SAP, Oracle Corporation, JDA Software Group, SAP AG, Infor, Inc., Manhattan Associates, Lawson Software Inc. and others. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The ERP software market has experienced significant consolidation. This consolidation has included numerous mergers and acquisitions, including takeovers such as the Oracle acquisitions of PeopleSoft, Retek, ProfitLogic, Inc., 360 Commerce, Siebel Systems, Inc. and Global Logistics Technologies, Inc.; SAP AG’s acquisitions of Triversity, Inc. and Khimetics. Inc.; and JDA Software’s acquisition of Manugistics Group and i2 Technologies. It is difficult to estimate what long-term effect these acquisitions will have on our competitive environment. We have encountered competitive situations where we suspect that large competitors, in order to encourage customers to purchase licenses of non-retail specific applications and gain retail market share, have also offered to license at no charge certain retail software applications that compete with our solutions. If competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge, this may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition. Also, some prospective buyers are reluctant to purchase applications that could have a short lifespan, as an acquisition could result in the application’s life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from a larger vendor than us since those larger vendors offer a wider range of products. Furthermore, some of these larger vendors, such as Oracle, may be capable of bundling their software with their database applications, which underlie a significant portion of our installed applications. When we compete with these larger vendors for new customers, we believe that these larger businesses often attempt to use their size as a competitive advantage against us.

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

Disruptions in the financial and credit markets, continuing slow economic recovery, and other external influences in the U.S. and global markets may reduce demand for our software and related services, which may negatively affect our revenues and operating results.

Our revenues and profitability depend on the overall demand for our software, professional services and maintenance. Regional and global changes in the economy and financial markets, such as the severe global economic downturn in 2008 followed by a slow and relatively weak recovery, have resulted in companies reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. Adverse conditions in credit markets, lagging consumer confidence and spending, the fluctuating cost of fuel and commodities and their effects on the U.S. and global economies and markets are examples of negative factors that have delayed or canceled certain potential customer purchases. Furthermore, the uncertainty posed by the long-term effects of conflicts in the Middle East, terrorist activities, related uncertainties and risks, and other geopolitical issues may also adversely affect the purchasing decisions of current or potential customers. Weakness in European economies may adversely affect demand for our products and services, both directly and by adversely affecting business conditions that our customers face, as many of our U.S. customers rely heavily on European sales. There can be no assurance that government responses to the disruptions in the financial markets or to weakened economies will sufficiently restore confidence, stabilize markets or increase liquidity and the availability of credit.

We are a technology company selling technology-based solutions with total pricing, including software and services, in many cases exceeding $500,000. Reductions in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our solutions. These economic and political conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services or to renew existing post-contract support agreements, or their ability to pay for our products and services after purchase. Future declines in demand for our products or services or a broadening or protracted extension of these conditions would have a significant negative impact on our revenues and operating results.

We are dependent upon key personnel, and need to attract and retain highly qualified personnel in all areas.

Our future operating results depend significantly upon the continued service of a relatively small number of key senior management and technical personnel, including our Chief Executive Officer, James C. Edenfield, and the Chief Executive Officer of our Logility subsidiary, J. Michael Edenfield. None of our key personnel are bound by long-term employment agreements. We do not have in place “key person” life insurance policies on any of our employees. The loss of James C. Edenfield or J. Michael Edenfield, or one or more other key executives, could have an adverse effect on us.

Our future success also depends on our continuing ability to attract, train, retain and motivate other highly qualified managerial and technical personnel. Competition for these personnel is intense, and we have at times experienced difficulty in recruiting and retaining qualified personnel, including sales and marketing representatives, qualified software engineers involved in ongoing product development, and personnel who assist in the implementation of our products and provide other services. The market for such individuals is competitive. For example, it has been particularly difficult to attract and retain product development personnel experienced in object oriented development technologies. Given the critical roles of our sales, product development and consulting staffs, our inability to recruit successfully or any significant loss of key personnel would adversely affect us. A high level of employee mobility and aggressive recruiting of skilled personnel characterizes the software industry. It may be particularly difficult to retain or compete for skilled personnel against larger, better-known software companies. We cannot guarantee that we will be able to retain our current personnel, attract and retain other highly qualified technical and managerial personnel in the future, or assimilate the employees from any acquired businesses. We will continue to adjust the size and composition of our workforce to match the different product and geographic demand cycles. If we are unable to attract and retain the necessary technical and managerial personnel, or assimilate the employees from any acquired businesses, our business, operating results and financial condition would be adversely affected.

The failure to attract, train, retain and effectively manage employees could negatively impact our development and sales efforts and cause a degradation of our customer service. In particular, the loss of sales personnel could lead to lost sales opportunities because it can take several months to hire and train replacement sales personnel. If our competitors increase their use of non-compete agreements, the pool of available sales and technical personnel may further narrow in certain areas, even if the non-compete agreements ultimately prove to be unenforceable. We may grant large numbers of stock options to attract and retain personnel, which could be highly dilutive to our shareholders. The volatility or lack of positive performance of our stock price may adversely affect our ability to retain or attract employees. The loss of key management and technical personnel or the inability to attract and retain additional qualified personnel could have an adverse effect on us.

We periodically have restructured our sales force, which can be disruptive.

We continue to rely heavily on our direct sales force. In recent years, we have restructured or made other adjustments to our sales force in response to factors such as product changes, geographical coverage and other internal considerations. Change in the structures of the sales force and sales force management can result in temporary lack of focus and reduced productivity that may affect revenues in one or more quarters. Future restructuring of our sales force could occur, and if so, we may again experience the adverse transition issues associated with such restructuring.

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

We are dependent upon the retail industry for a significant portion of our revenues.

Historically, we have derived a significant percentage of our revenues from the license of software products and the sale of collaborative applications that address vertical market opportunities with manufacturers and wholesalers that supply retail customers. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns in our customers’ industries.

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

We expect to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that purchasing our products is relatively discretionary and generally involves a significant commitment of a customer’s capital resources. Therefore, a downturn in any customer’s business could result in order cancellations that could have a significant adverse impact on our revenues and quarterly results. Moreover, continued uncertainty about general economic conditions could precipitate significant reductions in corporate spending for information technology, which could result in delays or cancellations of orders for our products.

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

Because our service revenues have lower gross margins than do our license revenues, an increase in the percentage of total revenues represented by service revenues or a change in the mix between services that are provided by our employees versus services provided by third-party consultants could have a detrimental impact on our overall gross margins and could adversely affect operating results.

If our customers elect not to renew maintenance contracts after the initial maintenance period and the loss of those customers is not offset by new maintenance customers, our maintenance revenues and total revenues would be adversely affected.

Upon the purchase of a software license, our customers typically enter into a maintenance contract with a term from approximately one to three years. If, after this initial maintenance period, customers elect not to renew their maintenance contracts and we do not offset the loss of those customers with new maintenance customers as a result of new license fees, our maintenance revenues and total revenues would be adversely affected.

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

The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products or services in an effort to recapture or gain market share or to sell other products or services, we may need to lower prices or offer other favorable terms in order to compete successfully. For these and other reasons, in the future we may choose to make changes to our pricing practices. For example, we may (1) offer additional discounts to customers, (2) increase (or decrease) the use of pricing that involves periodic fees based on the number of users of a product, or (3) change maintenance pricing. Pricing changes could reduce margins or inhibit our ability to sell our products.

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

We license critical third-party software products that we incorporate into our own software products. We are likely to incorporate and include additional third-party software into and with our products and solutions as we expand our product offerings. The operation of our products would be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to make their software available to us on acceptable terms, invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software, or even remain in business. Further, due to the limited number of vendors of certain types of third-party software, it may be difficult for us to replace such third-party software if a vendor terminates our license of the software or our ability to license the software to customers. If our relations with any of these third-party software providers are impaired, and if we are unable to obtain or develop a replacement for the software, our business could be harmed. In addition, if the cost of licensing any of these third-party software products significantly increases, our gross margin levels could significantly decrease.

The use of open source software in our products may expose us to additional risks and harm our intellectual property.

Some of our products use or incorporate software that is subject to one or more open source licenses. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms.

While we monitor the use of all open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third-party for our products and solutions, we could, under certain circumstances, be required to disclose the source code to our products and solutions. This could harm our intellectual property position and have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

Enterprises are requiring their application software vendors to provide faster returns on their technology investments. We must continue to improve our speed of implementation and the pace at which our products deliver value or our competitors may gain important strategic advantages over us. If we cannot successfully respond to these market demands, or if our competitors respond more successfully than we do, our business, results of operations and financial condition could be materially and adversely affected.

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

Our software products and product development are complex, which makes it increasingly difficult to innovate, extend our product offerings, and avoid costs related to correction of program errors.

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

Despite testing by us, our software programs, like all software programs generally, may contain a number of undetected errors or “bugs” when we first introduce them or as we release new versions. We do not discover some errors until we have installed the product and our customers have used it. Errors may result in the delay or loss of revenues, diversion of software engineering resources, material non-monetary concessions, negative media attention, or increased service or warranty costs as a result of performance or warranty claims that could lead to customer dissatisfaction, resulting in litigation, damage to our reputation, and impaired demand for our products. Correcting bugs may result in increased costs and reduced acceptance of our software products in the marketplace. Further, such errors could subject us to claims from our customers for significant damages, and we cannot assure you that courts would enforce the provisions in our customer agreements that limit our liability for damages. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

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

Our products must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. Our customers may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Although we test each of our new products and product enhancement releases and evaluate and test the products we obtain through acquisitions before introducing them to the market, there may still be significant errors in existing or future releases of our software products, with the possible result that we may be required to expend significant resources in order to correct such errors or otherwise satisfy customer demands. In addition, defects in our products or difficulty integrating our products with our customers’ systems could result in delayed or lost revenues, warranty or other claims against us by customers or third parties, adverse customer reactions and negative publicity about us or our products and services or reduced acceptance of our products and services in the marketplace, any of which could have a material adverse effect on our reputation, business, results of operations and financial condition.

Failure to maintain our margins and service rates for implementation services could have a material adverse effect on our operating performance and financial condition.

A significant portion of our revenues is derived from implementation services. If we fail to scope our implementation projects correctly, our services margins may suffer. We bill for implementation services predominately on an hourly or daily basis (time and materials) and sometimes under fixed price contracts, and we generally recognize revenue from those services as we perform the work. If we are not able to maintain the current service rates for our time and materials implementation services, without corresponding cost reductions, or if the percentage of fixed price contracts increases and we underestimate the costs of our fixed price contracts, our operating performance may suffer. The rates we charge for our implementation services depend on a number of factors, including the following:

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

We continually evaluate potential acquisitions of complementary businesses, products and technologies. We have in the past acquired and invested, and may continue to acquire or invest, in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies. Acquisitions, joint ventures, strategic alliances, and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. Risks commonly encountered in such transactions include:

•	the risk that the acquired company or assets may not further our business strategy or that we paid more than the company or assets were worth;

•	the difficulty of assimilating the operations and retaining and motivating personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies;

•	the potential disruption of our ongoing business and the diversion of our management’s attention from other business concerns;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	adverse impact on our annual effective tax rate;

•	dilution of existing equity holders caused by capital stock issuance to the shareholders of acquired companies or stock option grants to retain employees of the acquired companies;

•	difficulty in maintaining controls, procedures and policies;

•	potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

•	the impairment of relationships with employees and customers;

•	potential assumption of liabilities of our acquisition targets;

•	significant exit or impairment charges if products acquired in business combinations are unsuccessful; and

•	issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through our due diligence process.

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

Business disruptions could affect our operating results.

A significant portion of our research and development activities and certain other critical business operations are concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

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

We have limited protection of our intellectual property and proprietary rights and may potentially infringe third-party intellectual property rights.

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

We generally enter into confidentiality or license agreements with our employees, customers, consultants, and vendors. These agreements control access to and distribution of our software, documentation, and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products, obtain and use information that we regard as proprietary, or develop similar technology through reverse engineering or other means. Preventing or detecting unauthorized use of our products is difficult. There can be no assurance that the steps we take will prevent misappropriation of our technology or that our license agreements will be enforceable. In addition, we may resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of others’ proprietary rights, or defend against claims of infringement or invalidity in the future. Such litigation could result in significant costs or the diversion of resources. This could materially and adversely affect our business, operating results and financial condition.

Third parties may assert infringement claims against us. Although we do not believe that our products infringe on the proprietary rights of third parties, we cannot guarantee that third parties will not assert or prosecute infringement or invalidity claims against us. These assertions could distract management, require us to enter into royalty arrangements, and result in costly and time-consuming litigation, including damage awards. Such assertions or the defense of such claims may materially and adversely affect our business, operating results, or financial condition. In addition, such assertions could result in injunctions against us. Injunctions that prevent us from distributing our products would have a material adverse effect on our business, operating results, and financial condition. If third parties assert such claims against us, we may seek to obtain a license to use such intellectual property rights. There can be no assurance that such a license would be available on commercially reasonable terms. If a patent claim against us were successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software.

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

Adverse litigation results could affect our business.

We may be subject to various legal proceedings and claims involving customer, shareholder, consumer, competition and other issues on a global basis. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition.

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

Maintaining the security of computers and computer networks is an issue of critical importance for our customers. Attempts by experienced computer programmers, or hackers, to penetrate client network security or the security of web sites to misappropriate confidential information have become an industry-wide phenomenon that affects computers and networks across all platforms. We have included security features in certain of our Internet browser-enabled products that are intended to protect the privacy and integrity of customer data. In addition, some of our software applications use encryption technology to provide the security necessary to effect the secure exchange of valuable and confidential information. Despite these security features, our products may be vulnerable to break-ins and similar problems caused by Internet users, which could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Actual or perceived security vulnerabilities in our products (or the Internet in general) could lead some customers to seek to reduce or delay future purchases or to purchase competitors’ products which are not Internet-based applications. Customers may also increase their spending to protect their computer networks from attack, which could delay adoption of new technologies. Any of these actions by customers and the cost of addressing such security problems may have a material adverse effect on our business.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and NASDAQ, have issued new requirements and regulations and continue to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent public accounting firm’s audit of our internal control over financial reporting have required, and continue to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. Over time, we have made significant changes in, and may consider making additional changes to, our internal controls, our disclosure controls and procedures, and our corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our controls, policies and procedures could have a material adverse effect on our business, results of operations, cash flow and financial condition.

If in the future we are unable to assert that our internal control over financial reporting is effective as of the end of the then current fiscal year (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls over financial reporting), we could lose investor confidence in the accuracy and completeness of our financial reports, which could lead to a negative stock market reaction.

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

•

our sales cycle for products and services, including multiple levels of authorization required by some customers, is relatively long and variable because of the complex and mission-critical nature of our products;

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

Variances or slowdowns in our licensing activity in prior quarters may affect current and future consulting, training and maintenance revenues, since these revenues typically follow license fee revenues. Our ability to maintain or increase services revenues primarily depends on our ability to increase the number and size of our licensing agreements. In addition, we base our budgeted operating costs and hiring plans primarily on our projections of future revenues. Because most of our expense levels are relatively fixed, including employee compensation and rent in the near term, if our actual revenues fall below projections in any particular quarter, our business, operating results, and financial condition could be materially and adversely affected. In addition, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses. As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. As a result, predictions of our future performance should not be based solely on our historical quarterly revenue and operating results.

Our stock price is volatile and there is a risk of litigation.

The trading price of our common stock has been in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	general market conditions;

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•

customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, management changes, corporate reorganizations or otherwise;

•	reduced investor confidence in equity markets, due in part to corporate collapses in recent years;

•	speculation in the press or analyst community;

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other technology companies;

•	announcements of technological innovations by us or our competitors;

•	new products or the acquisition of significant customers by us or our competitors;

•	developments with respect to our copyrights or other proprietary rights or those of our competitors;

•	changes in interest rates;

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;

•	changes in recommendations or financial estimates by securities analysts who track our common stock or the stock of other software companies;

•	changes in management;

•	sales of common stock by our controlling shareholders, directors and executive officers;

•	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods;

•	conditions and trends in the software industry generally;

•	the announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting the software industry;

•	domestic or international terrorism and other factors; and

•	the other factors described in these “Risk Factors.”

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

James C. Edenfield, Chief Executive Officer of the Company, and Thomas L. Newberry, Chairman of the Board of Directors, own 100% of our outstanding Class B common shares between them, giving them the right to elect a majority of the Board of Directors. Moreover, Class B common shares have additional voting rights that currently give Mr. Edenfield and Dr. Newberry sufficient voting power to assure the approval of other shareholder voting issues if both of them vote in favor of those issues. Mr. Edenfield and Dr. Newberry have reported in filings with the Securities and Exchange Commission that they constitute a group, for voting purposes. Current directors and executive officers as a group beneficially owned approximately 8.2% of our Class A common shares as of June 30, 2011. Mr. Edenfield, Dr. Newberry and members of their immediate families currently constitute four of the seven members of the Board, and thus have significant influence in directing the actions of the Board of Directors and all other matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors, the approval of mergers and other business combinations, amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making a purchase offer that other shareholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Current directors and executive officers of the Company as a group beneficially owned approximately 8.2% of our Class A common shares as of June 30, 2011. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

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

Many of our installations involve products that are critical to the operations of our customers’ businesses. Any failure in our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability contained in our contracts will be enforceable in all instances. We are not currently a party to any material legal proceedings that would require disclosure under this Item.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market

Our Class A Common Shares are listed on the NASDAQ Global Select Market under the symbol AMSWA. As of July 8, 2011, there were 9,928 holders of Class A Common Shares who held their stock either individually or in nominee or “street” names through various brokerage firms, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years, as well as the amount of cash dividends declared in each quarter:

	High	Low	Cash Dividends Declared
Fiscal Year 2011
First Quarter	$6.54	$4.62	$0.09
Second Quarter	6.26	4.80	0.09
Third Quarter	7.08	5.91	0.09
Fourth Quarter	7.89	6.50	0.09

Fiscal Year 2010
First Quarter	$6.41	$4.86	$0.09
Second Quarter	6.96	5.99	0.09
Third Quarter	6.73	5.48	0.09
Fourth Quarter	6.51	5.16	0.09

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2011:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	3,832,661	$6.01	1,789,643

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

Stock Price Performance Graph

The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the NASDAQ Composite Index and a peer group index on a quarterly basis. The graph reflects the investment of $100 on April 30, 2006 in the Company’s stock, the NASDAQ Stock Market-US Companies (“NASDAQ Composite Index”) and in the NASDAQ Computer Index, a published industry peer group index. The NASDAQ Computer Index consists of approximately 500 NASDAQ-listed companies, including computer hardware and software companies that furnish computer programming and data processing services and firms that produce computers, office equipment, and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2011.

	FY 2006	FY 2007	FY 2008	FY 2009	FY 2010	FY 2011
American Software(a)	$100	$125	$91	$88	$108	$139
NASDAQ Composite	100	109	104	74	106	124
NASDAQ Computer Index	100	110	112	81	124	148

(a)	This series includes dividends paid over the disclosed period.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2011:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2011 through February 28, 2011	0	$0.00	0	1,186,290
March 1, 2011 through March 31, 2011	0	$0.00	0	1,186,290
April 1, 2011 through April 30, 2011	0	$0.00	0	1,186,290

Total Fiscal 2011 Fourth Quarter	0	$0.00	0	1,186,290

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Transfer Agent

American Stock Transfer & Trust Company LLC

10150 Mallard Creek Road

Suite 307

Charlotte, NC 28262

Phone: (718) 921-8520

http://www.amstock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the Class A common shares of American Software, Inc:

Archipelago Stock Exchange	Knight Capital Americas, L.P.
Automated Trading Desk	Maxim Group LLC
Bats Trading, Inc.	Merrill Lynch, Pierce, Fenner
Canaccord Adams Inc.	Morgan Stanley & Co. LLC
Cantor, Fitzgerald & Co.	Morgan, Keegan & Company
Chicago Board Options Exchange	Nasdaq Execution Services LLC
Citadel Securities LLC	National Stock Exchange
Citigroup Global Markets Inc.	Pershing Advisor Solution LLC
Credit Suisse Securities USA	Rodman & Renshaw, LLC
Direct Edge ECN LLC	Stifel Nicolaus & Co.
Domestic Securities, Inc.	SunTrust Capital Markets Inc
E*Trade Capital Markets Llc	Susquehanna Capital Group
Goldman, Sachs & Co.	Susquehanna Financial Group,
ICAP Corporates LLC	Timber Hill Inc.
Jefferies & Company, Inc.	UBS Securities LLC

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended April 30, 2011, 2010, 2009, 2008, and 2007 is derived from our audited consolidated financial statements.

Consolidated Statements of Operations Data:

	Years Ended April 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Revenues:
License fees	$19,240	$15,503	$16,073	$18,957	$21,080
Services and other	36,960	32,298	33,920	41,656	36,258
Maintenance	29,389	27,475	28,031	28,388	27,029

Total revenues	85,589	75,276	78,024	89,001	84,367

Cost of revenues:
License fees	5,828	3,374	4,908	6,149	6,169
Services and other	27,205	22,797	22,963	29,281	25,105
Maintenance	7,152	6,803	7,253	7,602	7,324
Write-down of capitalized computer software development costs	—	—	—	1,196	—

Total cost of revenues	40,185	32,974	35,124	44,228	38,598

Gross margin	45,404	42,302	42,900	44,773	45,769
Operating expenses:
Research and development costs	7,388	6,722	7,150	7,475	7,555
Sales and marketing expense	15,720	15,045	14,979	15,805	14,079
General and administrative expenses	12,200	12,841	13,231	13,048	13,756
Amortization of acquisition-related intangibles	684	395	350	350	350
Severance expenses	219	—	—	—	—

Total operating expenses	36,211	35,003	35,710	36,678	35,740

Operating income	9,193	7,299	7,190	8,095	10,029
Other income/(loss), net	1,941	1,929	(1,054)	3,198	4,676

Earnings before income taxes	11,134	9,228	6,136	11,293	14,705
Income tax expense	(3,770)	(3,434)	(2,400)	(4,004)	(5,496)

Net earnings	$7,364	$5,794	$3,736	$7,289	$9,209

Less net earnings attributable to noncontrolling interests	—	(90)	(720)	(756)	(776)

Net earnings attributable to American Software, Inc.	$7,364	$5,704	$3,016	$6,533	$8,433

Earnings per common share:(a)
Basic	$0.29	$0.23	$0.12	$0.26	$0.34

Diluted	$0.28	$0.22	$0.12	$0.25	$0.33

Weighted average common shares—Basic	25,751	25,318	25,327	25,423	24,616
Diluted	26,183	25,881	25,756	26,547	25,761
Cash dividends declared	$0.36	$0.36	$0.36	$0.35	$0.31

Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,928	$21,730	$37,629	$59,236	$45,627
Investments—short and long term	$31,483	$32,149	$33,465	$16,905	$27,142
Working capital	$36,721	$29,128	$45,432	$68,062	$63,351
Total assets	$104,832	$97,175	$112,319	$120,217	$117,816
American Software, Inc. shareholders’ equity	$74,056	$72,280	$79,839	$86,495	$82,731

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.29, $0.23, $0.12, $0.26, and $0.34 for the years ended April 30, 2011, 2010, 2009, 2008, and 2007, respectively. See Note 1(r) to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements for the fiscal year ended April 30, 2011, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/vendor-specific objective evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2011, our goodwill balance was $12.6 million and our intangible assets with definite lives balance was $1.9 million, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with the Costs of Software to be Sold, Leased, or Marketed Topic of the FASB Accounting Standards Codification. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, we capitalize all software development costs and report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. There was no impairment charge related to capitalized computer software during the years ended April 30, 2011, 2010 and 2009. At April 30, 2011, our capitalized software balance was $7.6 million, net of accumulated amortization. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

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

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2011, 2010, and 2009 and the percentage increases and decreases in those items for the years ended April 30, 2011 and 2010:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenues:
License	23%	21%	21%	24%	(4)%
Services and other	43	43	43	14	(5)
Maintenance	34	36	36	7	(2)

Total revenues	100	100	100	14	(4)

Cost of revenues:
License	7	5	6	73	(31)
Services and other	32	30	29	19	(1)
Maintenance	8	9	9	5	(6)

Total cost of revenues	47	44	45	22	(6)

Gross margin	53	56	55	7	(1)

Research and development	9	9	9	10	(6)
Sales and marketing	18	20	19	4	—
General and administrative	15	18	17	(3)	(3)
Severance expenses	—	—	—	nm	nm

Total operating expenses	42	47	45	3	(2)

Operating income	11	9	10	26	2
Other income/(loss):
Interest income	2	2	2	(4)	(18)
Other, net	1	1	(4)	14	nm

Earnings before income taxes	14	12	8	21	50
Income tax expense	(4)	(5)	(3)	10	43

Net earnings	10	8	5	27	55
Less net earnings attributable to noncontrolling interests	—	—	(1)	nm	nm

Net earnings attributable to American Software, Inc.	10%	8%	4%	29%	89%

nm—not meaningful

Economic Overview and Significant Trends in Our Business

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in U.S. global credit markets. In recent years, the weakness in the overall world economy and the U.S. economy in particular has resulted in reduced expenditures in the business software market. However, we experienced some improvement in our SCM business unit in the fourth quarter of fiscal 2011 due to a moderate improvement in overall capital spending and increased sales attributable to Logility’s acquisition of Optiant.

For fiscal 2012, we expect the world economy to remain relatively weak with some moderate improvement, which could result in a continuation of the difficult selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment. However, we believe that information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

We believe weak economic conditions may be driving some businesses to focus on achieving more process and efficiency enhancements in their operations and to invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. If this trend continues, we believe it may tend to favor solutions such as our Logility supply chain solutions, which are designed to provide a more rapid return on investment and are targeted at some of the largest profit drivers in a customer’s business. While the current economic crisis has had a particularly adverse impact on the weaker companies in our target markets, we believe a large percentage of our customers are seeking to make investments to strengthen their operations, and some are taking advantage of current economic conditions to gain market share.

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

Adoption of New Accounting Pronouncements

In January 2010, the FASB issued guidance amending and clarifying requirements for fair value measurements and disclosures. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for the fiscal years and interim periods beginning after December 15, 2010. The guidance became effective for us with the reporting period beginning February 1, 2010, except for the disclosure of the roll forward activities for Level 3 fair value measurements, which became effective for us with the reporting period beginning February 1, 2011. Adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Market Conditions by Operating Segment

We operate and manage our business in three segments based on software and services provided in three key product markets: (1) Supply Chain Management (SCM), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (2) Enterprise Resource Planning (ERP), which automates customers’ internal financing, human resources, and manufacturing functions; and (3) IT Consulting, which consists of IT staffing and consulting services. The SCM segment represents the business of Logility, as well as its subsidiary, DMI.

Our SCM segment experienced increased revenues during fiscal 2011 when compared to fiscal 2010, due primarily to a 28% increase in license fees, a 35% increase in services revenues and a 10% increase in maintenance revenues from Logility customers. We believe this increase was a result of a moderate improvement in overall economic conditions, which resulted in increased capital spending in technology. The ERP segment revenues decreased 14% in fiscal 2011 when compared to fiscal 2010, primarily due to a large ERP customer that, commencing in September 2010, did not renew a services agreement that had been in place for more than ten years. This decrease was partially offset by a 4% increase in license fee sales in fiscal 2011 compared to fiscal 2010 due to an improvement in our NGC unit sales to the apparel industry. The ERP segment services and maintenance revenues decreased 23% and 7%, respectively.

Our SCM segment experienced flat revenues during fiscal 2010 when compared to fiscal 2009, due primarily to a 5% decrease in license fees within Logility’s DMI subsidiary. We believe this decline was a result of the current weak economic conditions, which make it more difficult for small and midsize companies to access the credit markets to finance capital purchases. This was partially offset by a 2% increase from our Voyager business unit as a result of an increase in license fee sales at larger companies that do not rely as much on the capital markets to finance capital purchases. The ERP segment revenues decreased 16% in fiscal 2010 when compared to fiscal 2009. ERP license fee sales decreased 23% in fiscal 2010 compared to fiscal 2009 due to the overall poor economic conditions in the U.S. that delayed purchases of our software products and heavy competition in the ERP segment from major software vendors. The ERP segment services and maintenance revenues decreased 16% and 10%, respectively, as a result of lower license fee sales and lower maintenance retention rates.

Our IT Consulting segment experienced an increase in revenues of approximately 26% in fiscal 2011 when compared to fiscal 2010, due primarily to an increase in IT staffing work at The Home Depot, our primary customer, as a result of an improving economic environment for retailers. For the same reason the IT Consulting segment experienced an increase in revenues of approximately 1% in fiscal 2010 when compared to fiscal 2009. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. In the past this trend has resulted in increased business for this segment. However, there is a countervailing trend to outsourcing IT to international markets that historically have been more price competitive than domestic sources like ourselves. The Home Depot comprised 58% of our IT Consulting revenues in fiscal 2011 and 49% in fiscal 2010. The loss of this customer would negatively and materially affect our IT consulting business.

We do not segment our business on a geographic basis due to the fact that international revenues have historically constituted only 10-14% of total revenues.

REVENUE

	Years Ended April 30,
	2011	2010	2009	% Change		% of Total Revenue
				2011 to 2010	2010 to 2009	2011	2010	2009
	(in thousands)
License	$19,240	$15,503	$16,073	24%	(4)%	23%	21%	21%
Services and other	36,960	32,298	33,920	14%	(5)%	43%	43%	43%
Maintenance	29,389	27,475	28,031	7%	(2)%	34%	36%	36%

Total revenues	$85,589	$75,276	$78,024	14%	(4)%	100%	100%	100%

For the fiscal year ended April 30, 2011, the increase in total revenues was broadly attributable to increases in license fee, services and maintenance revenues, primarily due to a moderate improvement in the overall capital spending environment, particularly during the fourth quarter of fiscal 2011. Conversely, for the fiscal year ended April 30, 2010, the decrease in total revenues was broadly attributable to decreases in license fee, services and maintenance revenues, primarily due to the difficult economic environment.

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

International revenues represented approximately 14% of total revenues for the year ended April 30, 2011, 11% of total revenues for the year ended April 30, 2010, and 10% for the year ended April 30, 2009. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

License revenue

	Years Ended April 30,
	2011	2010	% Change
			2009	2011 to 2010	2010 to 2009
	(in thousands)
Enterprise Resource Planning	$2,595	$2,501	$3,249	4%	(23)%
Supply Chain Management	16,645	13,002	12,824	28%	1%

Total license revenues	$19,240	$15,503	$16,073	24%	(4)%

For the years ended April 30, 2011 and 2010, license fee revenues increased by 24% and decreased by 4%, respectively. For the year ended April 30, 2011 the increase was due to a moderate improvement in the capital spending environment particularly in our SCM business unit. For the year ended April 30, 2010 the decrease was due to a difficult selling environment as a result of the U.S. and worldwide economic recession. Logility, including its DMI subsidiary, constituted 87%, 84% and 80% of our total license fee revenues for the years ended April 30, 2011, 2010 and 2009, respectively. License fees from our ERP segment, which includes NGC, increased slightly in fiscal 2011 due primarily to our NGC unit, which experienced an improvement in sales to the apparel industry. License fees from our ERP segment decreased in fiscal 2010 due to difficult economic conditions and strong competition from major vendors such as Oracle, Microsoft, SAP and numerous niche players in the markets we serve.

The direct sales channel provided approximately 63% of license fee revenues for the year ended April 30, 2011, compared to approximately 68% in fiscal 2010 and 67% in fiscal 2009. The percentage change from fiscal 2010 to fiscal 2011 was largely the result of the higher license fee revenue from Logility’s indirect sales channel, which primarily sells software products through its DMI subsidiary to small and midsize companies. As a result of the current economic conditions, we believe the ability of small and midsize companies to access the credit markets to finance capital purchases is improving when compared to the same period last year.

For the year ended April 30, 2011, our margins after commissions on direct sales were approximately 83%, and our margins after commissions on indirect sales were approximately 50%. For the years ended April 30, 2010 and 2009, our margins after commissions on direct sales were approximately 82%, and our margins after commissions on indirect sales were approximately 44%. The indirect channel margins for the current fiscal year increased when compared to the same period in the prior year because temporary commission draws that had been given to several new value-added resellers (VARs) for several months in the prior year, to assist in the selling process, were terminated in the current year. DMI is the source of the bulk of our indirect sales. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

Services and other revenue

	Years Ended April 30,
	2011	2010	2009	% Change
				2011 to 2010	2010 to 2009
	(in thousands)
Enterprise Resource Planning	$6,733	$8,754	$10,409	(23)%	(16)%
Supply Chain Management	7,607	5,626	5,793	35%	(3)%
IT Consulting	22,620	17,918	17,718	26%	1%

Total services and other revenues	$36,960	$32,298	$33,920	14%	(5)%

The 14% increase in services and other revenues for the year ended April 30, 2011 when compared to fiscal 2010 was due primarily to an increase in revenue from our IT Consulting business unit, The Proven Method, as its customers—particularly its primary customer, The Home Depot—increased utilization of outside contractors as a result of improved economic conditions, and to a lesser extent was attributable to our SCM business unit, as higher SCM license fees sales in prior periods resulted in more project implementation services. This was partially offset by a 23% decrease in services and other revenues in our ERP business unit. As noted in our Form 10-Q for the first quarter of fiscal 2011, commencing September 2010, a large ERP customer did not renew a services agreement that has been in place for more than ten years. During fiscal 2010 this agreement represented approximately $1.1 million in ERP services revenue per quarter. The loss of this revenue resulted in a substantial reduction in services revenues in our ERP segment commencing in the second quarter of fiscal 2011. This services agreement was unique to this customer, and therefore we do not believe that the non-renewal of the agreement reflects a trend that will affect other services agreements or customer relationships. We have taken appropriate cost reduction actions to mitigate the earnings impact of this lost revenue.

The 5% decrease in services and other revenues for the year ended April 30, 2010 when compared to fiscal 2009 was primarily the result of a revenue decrease in our ERP business unit and to a lesser extent our SCM business unit, as lower license fees sales in prior periods resulted in fewer project implementation services. This was partially offset by a 1% increase in our IT Consulting business unit, The Proven Method, as its customers—particularly its primary customer, The Home Depot—increased utilization of outside contractors as a result of slightly improved economic conditions.

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

Maintenance revenue

	Years Ended April 30,
	2011	2010	2009	% Change
				2011 to 2010	2010 to 2009
	(in thousands)
Enterprise Resource Planning	$4,220	$4,533	$5,045	(7)%	(10)%
Supply Chain Management	25,169	22,942	22,986	10%	—

Total maintenance revenues	$29,389	$27,475	$28,031	7%	(2)%

The 7% increase in total maintenance revenues for the year ended April 30, 2011 was due to a 10% increase in maintenance revenues from our SCM business unit as a result of increased license fees and improved maintenance renewal rates. This was partially offset by a 7% decrease in our ERP segment when compared to the year ended April 30, 2010. This decrease was due to lower new license fee sales in our ERP segment, as well as lower maintenance renewals from legacy customers.

The 2% decrease in total maintenance revenues for the year ended April 30, 2010 was due to a 10% decrease in maintenance revenues from our ERP customers when compared to the year ended April 30, 2009. As in fiscal 2011,this decrease was due to lower new license fee sales in our ERP segment, as well as lower maintenance renewals from legacy customers.

Logility’s maintenance revenues constituted 86% of total maintenance revenues for the year ended April 30, 2011 compared to 84% and 82% for the year ended April 30, 2010 and 2009, respectively. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Years Ended April 30,
	2011		2010		2009
	(in thousands)
Gross margin on license fees	$13,412	70%	$12,129	78%	$11,165	69%
Gross margin on services and other	9,755	26%	9,501	29%	10,957	32%
Gross margin on maintenance	22,237	76%	20,672	75%	20,778	74%

Total gross margins	$45,404	53%	$42,302	56%	$42,900	55%

The decrease in total gross margin percentage for the year ended April 30, 2011 was due to the decrease in gross margin percentage on license fees and to a lesser extent a decrease in services and other gross margin. These decreases were partially offset by a slight increase in gross margins on maintenance when compared to the same period in fiscal 2010.

The increase in total gross margin percentage for the year ended April 30, 2010 was due to the increase in gross margin percentage on license fees and to a lesser extent an increase in maintenance. These increases were partially offset by a decrease in services and other gross margin in fiscal 2010.

Gross Margin on License Fees

The decrease in license fee gross margin percentage for the fiscal year ended April 30, 2011 when compared to fiscal 2010 was due primarily to an increase in amortization of capitalized software development costs as a result of the general availability of Logility Voyager Solution Version 8.0 software that our SCM business unit released on July 27, 2010. As a result of this release, amortization of capitalized computer software development costs increased by $1.5 million in fiscal 2011 when compared to fiscal 2010.

The increase in license fee gross margin percentage for the fiscal year ended April 30, 2010 when compared to fiscal 2009 was due primarily to a decrease in amortization of capitalized software development costs as a result of the completion of amortization for several R&D projects in the third quarter of fiscal 2009. To a lesser extent, the gross margin increase was due to a reduction in the proportion of license fee sales through our indirect channel at DMI, for which agent commissions are expensed to cost of license fees. These factors were partially offset by a reduction in license fee sales. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

Gross Margin on Services and Other

For the year ended April 30, 2011, the gross margin percentage on services and other revenue decreased 3%, when compared to fiscal 2010. Services revenue in our lower margin IT Consulting segment, The Proven Method, Inc (“TPM”), increased to 61% of service revenue in fiscal 2011 compared to 55% in fiscal 2010, causing this segment to represent a larger proportion of our services and other revenues for this period when compared to the prior year. When TPM represents a larger proportion of services and other revenues, there tends to be a decline in gross margin in the segment as a whole. Its services gross margin decreased to 16% in fiscal 2011 compared to 18% in fiscal 2010, as a result of lower hourly billing rates based on the business mix. Our ERP segment’s services gross margin decreased to 40% in fiscal 2011 compared to 47% in fiscal 2010 as a result of lower services revenue from the loss of a large ERP customer as noted above in the services revenue area. The impact of this was partially offset by higher services margins at our SCM business unit as a result of higher services revenue. In our SCM segment, Logility’s gross margin increased to 44% in fiscal 2011 compared to 40% in fiscal 2010 due to higher services revenue and staff utilization rates. Services and other gross margin normally are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

For the year ended April 30, 2010, our gross margin percentage on services and other revenues decreased 3%, primarily due to a decrease in services revenue from our software business units, as lower license fee sales resulted in lower utilization rates. In our SCM segment, Logility’s gross margin decreased to 40% in fiscal 2010 compared to 45% in fiscal 2009 due to lower services revenue and staff utilization rates. This was partially offset by an increase in services gross margin at our IT Consulting segment, to 18% compared to 17% in fiscal 2009, as a result of improved contracted utilization and hourly billing rates.

As discussed above our IT Consulting business unit typically has lower margins when compared to the other business units that have higher margin implementation service revenue, so an increase in the percentage of services revenues from our IT Consulting segment tends to cause our overall services gross margin percentage to decrease. The IT Consulting segment was 61%, 55% and 52% of the Company’s services revenues in fiscal 2011, 2010 and 2009, respectively. Our ERP segment was 18%, 27% and 31% of the Company’s services revenues in fiscal 2011, 2010 and 2009, respectively. Our SCM segment was 21%, 18% and 17% of the Company’s services revenues in fiscal 2011, 2010 and 2009, respectively.

Gross Margin on Maintenance

Maintenance gross margin percentage remained relatively consistent for the years ended April 30, 2011, 2010 and 2009. The slight improvement in maintenance gross margin percentage in fiscal 2011 compared to fiscal 2010 was due to an increase in maintenance revenue and cost containment efforts.

EXPENSES

	Years Ended April 30,
	2011	2010	2009	% of Revenues
				2011	2010	2009
	(in thousands)
Research and development	$7,388	$6,722	$7,150	9%	9%	9%
Sales and marketing	15,720	15,045	14,979	18%	20%	19%
General and administrative	12,200	12,841	13,231	14%	17%	17%
Amortization of acquisition-related intangible assets	684	395	350	1%	1%	0%
Severance expenses	219	—	—	0%	0%	0%
Other income/(loss), net	1,941	1,929	(1,054)	3%	3%	(1)%
Income tax expense	(3,770)	(3,434)	(2,400)	(4)%	(5)%	(3)%
Noncontrolling interest	—	(90)	(720)	0%	0%	(1)%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended
	April 30, 2011	Percent Change	April 30, 2010	Percent Change	April 30, 2009
	(in thousands)
Total capitalized computer software development costs	$2,565	6%	$2,411	18%	$2,051
Percentage of gross product research and development costs	26%		26%		22%
Purchase accounting impact on share repurchases by subsidiary and related tax effect	—	nm	—	nm	(18)
Percentage of total revenues	0%		0%		0%
Total research and development expense	7,388	10%	6,722	(6)%	7,150

Percentage of total revenues	9%		9%		9%
Total research and development expense and capitalized computer software development costs	$9,953	9%	$9,133	(1)%	$9,183

Percentage of total revenues	12%		12%		12%
Total amortization of capitalized computer software development costs*	$1,892	398%	$380	(79)%	$1,830

nm: not meaningful

*	Included in cost of license fees

Capitalized computer software development costs include the effects of applying purchase accounting as a result of Logility’s stock repurchases prior to adoption of new accounting standards in fiscal 2010. During fiscal 2009, the Company capitalized $17,000 as a result of such repurchases.

For the year ended April 30, 2011, gross product research and development costs and capitalized software development costs increased compared to fiscal 2010 primarily due to an increase in research and development spending by our Logility subsidiary related to the Optiant acquisition in the fourth quarter of fiscal 2010 and enhancement of several software products. Capitalized software development costs slightly increased in fiscal 2011 compared to fiscal 2010 due to timing of project work.

For the year ended April 30, 2010, gross product research and development costs and capitalized software development costs decreased slightly compared to fiscal 2009. These changes were primarily due to decreased gross R&D costs, largely at our ERP segment, from cost reduction efforts during the period. Capitalized software development costs increased in fiscal 2010 compared to fiscal 2009 as we approached completion of our Voyager 8.0 software project at our SCM business unit. Typically, such efforts increase as a project nears the general release date, which in this case was July 2010.

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

Sales and Marketing

In the year ended April 30, 2011, the increase in sales and marketing expenses compared to fiscal 2010 was due primarily to the Optiant acquisition in the fourth quarter of fiscal 2010, higher commissions from higher license fee sales and increased marketing expenditures.

In the year ended April 30, 2010, the slight increase in sales and marketing expenses compared to fiscal 2009 was due primarily to increased headcount at our IT Consulting business unit, partially offset by lower commissions from lower license fee sales and decreased marketing expenditures.

General and Administrative

For the year ended April 30, 2011, the decrease in general and administrative expenses compared to fiscal 2010 was primarily due to expenses related to the Logility tender offer process in fiscal 2010 and to a lesser extent decreases in tax and audit-related fees. This was partially offset by a bad debt recovery of approximately $298,000 in fiscal 2010 compared to a provision for doubtful accounts of approximately $172,000 in fiscal 2011, along with higher variable compensation expense.

For the year ended April 30, 2010, the decrease in general and administrative expenses compared to fiscal 2009 was primarily due to a bad debt recovery of approximately $298,000 in fiscal 2010 compared to a provision for doubtful accounts of approximately $355,000 in fiscal 2009 and to a lesser extent to decreases in audit-related fees. This was partially offset by higher variable compensation expense and expenses related to the Logility tender offer process. The total number of employees was approximately 297 on April 30, 2011 and 291 on both April 30, 2010 and 2009.

Amortization of Acquisition-related Intangible Assets

For the year ended April 30, 2011, we recorded $684,000 in intangible amortization expense related to the Optiant acquisition that occurred on March 19, 2010 and the DMI acquisition that occurred on September 30, 2004. This amount is included in operating expenses. Additionally, we recorded $112,000 related to the Logility treasury stock buy-back (see Note 1(l) to the Consolidated Financial Statements). This amount is included in general and administrative expenses.

For the year ended April 30, 2010, we recorded $395,000 in intangible amortization expense related to the DMI acquisition that occurred on September 30, 2004 and the Optiant acquisition that occurred on March 19, 2010. This amount is included in operating expenses. Additionally, we recorded $114,000 related to the Logility treasury stock buy-back (see Note 1(l) to the Consolidated Financial Statements). This amount is included in general and administrative expenses.

For the year ended April 30, 2009, we recorded $350,000 in intangible amortization expense related to the DMI acquisition that occurred on September 30, 2004. This amount is included in operating expenses. Additionally, we recorded $25,000 related to purchased software and $106,000 related to the Logility treasury stock buy-back (see Note 1(l) to the Consolidated Financial Statements). This amount is included in general and administrative expenses.

Severance Expenses

As noted in our Form 10-Q for the first quarter of fiscal 2011, a large ERP customer informed us that after August 2010 it would not renew a services agreement that has been in place for more than ten years. As a result, during the second quarter of fiscal 2011 we took appropriate cost reduction efforts, including reducing headcount and paying associated benefits to terminated employees, to mitigate the earnings impact of the lost revenue. This services agreement was unique to this customer, and therefore we do not believe that the non-renewal of the agreement reflects a trend that will affect other services agreements or customer relationships.

Operating Income/(Loss)

	Years Ended April 30,
				% Change
	2011	2010	2009	2011 to 2010	2010 to 2009
	(in thousands)
Enterprise Resource Planning	$(4,166)	$(3,358)	$(2,008)	(24)%	(67)%
Supply Chain Management	12,348	10,253	8,704	20%	18%
IT Consulting	1,011	404	494	150%	(18)%

Total Operating Income	$9,193	$7,299	$7,190	26%	2%

The larger ERP segment operating loss in fiscal 2011 when compared to fiscal 2010 was due primarily to the decline in revenues, specifically the decline in services revenue from the loss of a large ERP customer after August 2010. During fiscal 2010 this agreement represented approximately $1.1 million in ERP services revenue per quarter. The loss of this revenue resulted in a substantial reduction in services revenues in our ERP segment commencing in the second quarter of fiscal 2011. Also, to a lesser extent, the increase in operating loss in fiscal 2011 is due to the Company investing approximately 12% of total ERP revenues, or approximately $1.7 million, in research and development for new software products to compete more effectively in the sewn products, apparel and retail industries. We have taken actions to reduce our costs in fiscal 2011 to reflect the continuing difficult economic environment.

The increase in our ERP segment operating loss in fiscal 2010 when compared to fiscal 2009 is due primarily to the decline in revenues. Specifically, the decline in license fees and related maintenance sales is due to a difficult selling environment as a result of the overall general economic conditions in the U.S. that delayed purchases of our software products and the increased competition in the ERP segment from major and niche software vendors. Also, the increase in operating loss in fiscal 2010, to a lesser extent, is due to (1) the Company investing approximately 10% of total ERP revenues, or approximately $1.5 million, in research and development for new software products to compete more effectively in the sewn products, apparel and retail industries and (2) expenses related to the Logility tender offer process. We have taken actions to reduce our costs in fiscal 2010 and in fiscal 2011 to reduce costs to reflect the current difficult economic environment.

Our SCM segment increased operating income by 20% in fiscal 2011 compared to fiscal 2010 primarily due to a 19% increase in revenues. Our SCM segment increased operating income by 18% in fiscal 2010 compared to fiscal 2009. Although revenues were relatively flat when compared to fiscal 2009 we were able to increase operating income due to cost containment efforts and lower amortization expense related to capitalized software development.

Our IT consulting segment operating income increased 150% in fiscal 2011 compared to fiscal 2010 primarily due to a 26% increase in revenues. Our IT consulting segment operating income decreased 18% in fiscal 2010 compared to fiscal 2009, primarily due to increased expenses in the sales and marketing area.

Other Income/(Loss)

Other income/(loss) is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. Other income/(loss) of approximately $1.9 million in the year ended April 30, 2011 was substantially unchanged from fiscal 2010. A $12,000 increase from fiscal 2010 was primarily the result of an increase in exchange rate gains and in rental income from leases on our Atlanta property in fiscal 2011 partially offset by an increase in unrealized and realized losses on investments.

Other income was approximately $1.9 million in the year ended April 30, 2010 compared to an approximate $1.1 million loss the previous year. This improvement was primarily the result of unrealized and realized gains on investments. To a lesser extent, other income increased due to exchange rate gains and an increase in rental income from leases on our Atlanta property in fiscal 2010. These factors were partially offset by a decrease in our cash available for investment and lower market yields realized on investments.

Income Taxes

During fiscal 2011, the Company recorded income tax expense of $3.8 million compared to $3.4 million in fiscal 2010 and $2.4 million in fiscal 2009. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. Our tax effective rate was 33.9%, 37.2% and 39.1% in fiscal years 2011, 2010 and 2009, respectively. The effective tax rate for the current fiscal year is lower than the prior years due to the approval of the research and development tax credit during the third quarter of fiscal 2011, which resulted in a “catch-up” credit adjustment for the period January 1, 2010 to January 31, 2011. We expect our tax effective rate to be in the range of 36% to 38% in fiscal 2012.

Noncontrolling Interest

Noncontrolling interest is a function of our majority-owned subsidiaries’ earnings or losses, with noncontrolling interest losses recorded when these subsidiaries have earnings, and noncontrolling interest earnings recorded when they have losses. As of July 9, 2009, we acquired the remaining outstanding shares of Logility. As a result of this transaction, for fiscal 2010 we recorded only the portion of noncontrolling interest expense incurred through the acquisition date. For the portion of the twelve months ended April 30, 2010 prior to the July 9, 2009 acquisition date, we recorded noncontrolling interest expenses of approximately $90,000, and for fiscal 2009 we recorded noncontrolling interest expenses of approximately $720,000. Since we now own 100% of Logility, there was no noncontrolling interest recorded in fiscal 2011, nor will there be any noncontrolling interest recorded in future periods.

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

The following tables show information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2011 and 2010. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended April 30
	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$3,066	$(1,876)
Net cash provided by investing activities	5,837	7,092
Net cash used in financing activities	(6,705)	(21,115)

Net change in cash and cash equivalents	$2,198	$(15,899)

The increase in cash provided by operating activities in fiscal 2011 compared to cash used in operating activities in fiscal 2010 was due primarily to: (1) an increase in accounts payable and other liabilities when compared to a decrease in fiscal 2010 due primarily to increases in sales commissions and bonuses associated with improved performance in fiscal 2011 and increased tax liabilities, (2) an increase in the net proceeds from maturities of trading securities because all debt securities acquired during fiscal 2010 and 2011 were classified as “trading” and are included in operating activities, (3) higher deferred revenues primarily due to increased maintenance sales, (4) higher depreciation and amortization expense due to timing of the completion of capitalized software projects, (5) an increase in net earnings, (6) a decrease in purchases of trading securities, (7) a decrease in prepaid expenses and other assets in fiscal 2011 compared to an increase in fiscal 2010 due to timing of purchases, and (8) a decrease in gain on unrealized investments compared to the prior year due to investment markets.

These factors were partially offset by (1) an increase in accounts receivable in fiscal 2011 compared to a decrease in fiscal 2010 due to increased sales in the fourth quarter of fiscal 2011, (2) lower proceeds from sale of trading securities due to the timing of sales, (3) an increase in deferred tax liability, (4) lower bond amortization, (5) lower noncontrolling interest in subsidiary expense due to the purchase of the remaining non-owned shares of Logility in the first quarter of fiscal 2010 and (6) the timing of other activity and changes in operating assets and liabilities.

The decrease in cash provided by investing activities in fiscal 2011 compared to fiscal 2010 was due primarily to: (1) a decrease in proceeds from maturities of investments because all debt securities acquired during fiscal 2010 and 2011 were classified as “trading” and are included in operating activities, (2) an increase in capitalized software development costs, and (3) a decrease in proceeds in stock options from our Logility subsidiary. These factors were partially offset by: (1) no acquisitions of businesses in fiscal 2011 compared to the purchase of the Optiant business in fiscal 2010 and (2) a decrease in purchases of equipment due to timing differences.

The decrease in cash used in financing activities in fiscal 2011 when compared to fiscal 2010 was due primarily to: (1) the repurchase of noncontrolling interest in Logility in fiscal 2010, (2) an increase in proceeds from exercise of stock options, and (3) an increase in excess tax benefits from stock-based compensation. These factors were partially offset by: (1) an increase in cash dividends paid on common stock and (2) an increase in repurchases of common stock.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30
	2011	2010
	(in thousands)
Cash and cash equivalents	$23,928	$21,730
Investments	31,483	32,149

Total cash and investments	$55,411	$53,879

Net increase (decrease) in total cash and investments	$1,532	$(17,215)

The following table provides information regarding our known contractual obligations as of April 30, 2011 (in thousands): (See Notes to Consolidated Financial Statements—Note 9)

Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$2,461	$779	$1,235	$447	$—

As a result of the positive cash flow from operations our business has generated in recent periods, and because as of April 30, 2011 we had $55.4 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We currently do not have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days Sales Outstanding (DSO) in accounts receivable were 67 days as of April 30, 2011, compared to 54 days as of April 30, 2010. This increase was due primarily to higher license fees in the fourth quarter of fiscal 2011 and the timing of collections. Our current ratio on both April 30, 2011 and 2010 was 2.2 to 1. DSO can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales (which typically have installment payment terms), seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of June 30, 2011 we have repurchased approximately 3.0 million shares of common stock at a cost of approximately $11.5 million.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign Currency. For the fiscal years ended April 30, 2011 and 2010, we generated 14% and 11% of our revenues outside of the United States, respectively. We typically denominate our international sales in U.S. Dollars, Euros or British Pounds Sterling. We denominate our expenses associated with our international operations in local currencies. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded an exchange rate gain of approximately $172,000 in fiscal 2011 compared to an exchange rate gain of approximately $23,000 in fiscal 2010 and an exchange rate loss of approximately $318,000 in fiscal 2009. We estimate that a 10% movement in foreign currency rates would have the effect of creating an exchange gain or loss of approximately $229,000.

Interest Rates and Other Market Risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of our cash equivalents and investments as of April 30, 2011 was approximately $53.6 million.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of April 30, 2011. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of April 30, 2011.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of April 30, 2011, and this attestation report follows immediately below.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited American Software, Inc.’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8(a)). Our responsibility is to express an opinion on American Software, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, American Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2011, and our report dated July 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Atlanta, Georgia

July 14, 2011

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries (the “Company”) as of April 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Software, Inc.’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Atlanta, Georgia

July 14, 2011

American Software, Inc. and Subsidiaries

Consolidated Balance Sheets

April 30, 2011 and 2010

(in thousands, except share data)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$23,928	$21,730
Investments	20,639	16,300
Trade accounts receivable, less allowance for doubtful accounts of $243 at April 30, 2011 and $187 at April 30, 2010:
Billed	14,409	8,721
Unbilled	4,151	2,419
Deferred income taxes	77	—
Prepaid expenses and other current assets	2,918	3,373

Total current assets	66,122	52,543
Investments—noncurrent	10,844	15,849
Property and equipment, net	5,723	6,490
Capitalized software, net	7,562	6,890
Goodwill	12,601	12,601
Other intangibles, net	1,880	2,677
Other assets	100	125

Total assets	$104,832	$97,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,011	$986
Accrued compensation and related costs	4,245	2,949
Dividends payable	2,345	2,284
Other current liabilities	4,493	1,986
Deferred income taxes	—	63
Deferred revenue	17,307	15,147

Total current liabilities	29,401	23,415
Deferred income taxes	1,375	1,480

Total liabilities	30,776	24,895
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 27,651,615 shares at April 30, 2011 and 26,867,314 shares at April 30, 2010	2,765	2,687
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,747,086 shares at April 30, 2011 and 2,777,086 shares at April 30, 2010; convertible into Class A shares on a one-for-one basis	275	278
Additional paid-in capital	88,278	84,256
Retained earnings	6,257	8,209
Class A treasury stock, 4,348,663 shares at April 30, 2011 and 4,270,688 shares at April 30, 2010	(23,519)	(23,150)

Total shareholders’ equity	74,056	72,280

Commitments and contingencies
Total liabilities and shareholders’ equity	$104,832	$97,175

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended April 30, 2011, 2010, and 2009

(In thousands, except per share data)

	2011	2010	2009
Revenues:
License	$19,240	$15,503	$16,073
Services and other	36,960	32,298	33,920
Maintenance	29,389	27,475	28,031

Total revenues	85,589	75,276	78,024

Cost of revenues:
License	5,828	3,374	4,908
Services and other	27,205	22,797	22,963
Maintenance	7,152	6,803	7,253

Total cost of revenues	40,185	32,974	35,124

Gross margin	45,404	42,302	42,900

Research and development	7,388	6,722	7,150
Sales and marketing	15,720	15,045	14,979
General and administrative	12,200	12,841	13,231
Amortization of acquisition-related intangibles	684	395	350
Severance expenses	219	—	—

Total operating expenses	36,211	35,003	35,710

Operating income	9,193	7,299	7,190
Other income:
Interest income	1,421	1,473	1,798
Other, net, primarily investment income/(loss)	520	456	(2,852)

Earnings before income taxes	11,134	9,228	6,136
Income tax expense	(3,770)	(3,434)	(2,400)

Net earnings	$7,364	$5,794	$3,736
Less net earnings attributable to noncontrolling interests	—	(90)	(720)

Net earnings attributable to American Software, Inc.	$7,364	$5,704	$3,016

Earnings per common share:(a)
Basic	$0.29	$0.23	$0.12

Diluted	$0.28	$0.22	$0.12

Shares used in the calculation of earnings per common share:
Basic	25,751	25,318	25,327
Diluted	26,183	25,881	25,756

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.29, $0.23 and $0.12 for the years ended April 30, 2011, 2010 and 2009, respectively. See Note 1 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

Years ended April 30, 2011, 2010, and 2009

(in thousands, except share data)

	Common stock				Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Treasury stock	Total American Software, Inc. shareholders’ equity	Non- controlling Interests	Total shareholders’ equity	Comprehensive income
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2008	26,467,534	$2,647	2,886,586	$288	$87,256	$67	$17,725	$(21,488)	$86,495	$5,621	$92,116
Proceeds from stock options exercised including proceeds from stock options of subsidiary	159,905	16	—	—	702	—	—	—	718	—	718
Stock-based compensation	—	—	—	—	807	—	—	—	807	—	807
Conversion of Class B shares into Class A shares	9,500	—	(9,500)	—	—	—	—	—	—	—	—
Issuance of 5,805 Class A shares under Dividend Reinvestment and Stock Purchase Plan	5,805	1	—	—	33	—	—	—	34	—	34
Net change in noncontrolling interest resulting from changes in subsidiary equity	—	—	—	—	(148)	—	—	—	(148)	148	—
Net earnings	—	—	—	—	—	—	3,016	—	3,016	720	3,736	$3,736
Dividends declared	—	—	—	—	—	—	(9,116)	—	(9,116)	—	(9,116)
Repurchase of common shares	—	—	—	—	—	—	—	(1,414)	(1,414)	—	(1,414)
Other comprehensive income adjustment	—	—	—	—	—	(67)	—	—	(67)	—	(67)	(67)
Tax benefit of stock option exercises	—	—	—	—	202	—	—	—	202	—	202
Treasury share purchase accounting	—	—	—	—	—	—	—	—	—	(101)	(101)
Treasury share purchase accounting adjustment	—	—	—	—	(688)	—	—	—	(688)	—	(688)

Comprehensive income for fiscal 2009												$3,669

Balance at April 30, 2009	26,642,744	2,664	2,877,086	288	88,164	—	11,625	(22,902)	79,839	6,388	86,227
Proceeds from stock options exercised including proceeds from stock options of subsidiary	124,570	13	—	—	461	—	—	—	474	—	474
Stock-based compensation	—	—	—	—	1,036	—	—	—	1,036	—	1,036
Conversion of Class B shares into Class A shares	100,000	10	(100,000)	(10)	—	—	—	—	—	—	—
Net earnings	—	—	—	—	—	—	5,704	—	5,704	90	5,794	$5,794
Dividends declared	—	—	—	—	—	—	(9,120)	—	(9,120)	—	(9,120)
Repurchase of common shares	—	—	—	—	—	—	—	(248)	(248)	—	(248)
Tax benefit of stock option exercises	—	—	—	—	445	—	—	—	445	—	445
Repurchase of noncontrolling interest	—	—	—	—	(5,850)	—	—	—	(5,850)	(6,478)	(12,328)

Comprehensive income for fiscal 2010												$5,794

Balance at April 30, 2010	26,867,314	2,687	2,777,086	278	84,256	—	8,209	(23,150)	72,280	—	72,280
Proceeds from stock options exercised	754,301	75	—	—	2,654	—	—	—	2,729	—	2,729
Stock-based compensation	—	—	—	—	985	—	—	—	985	—	985
Conversion of Class B shares into Class A shares	30,000	3	(30,000)	(3)	—	—	—	—	—	—	—
Net earnings	—	—	—	—	—	—	7,364	—	7,364	—	7,364	$7,364
Dividends declared	—	—	—	—	—	—	(9,316)	—	(9,316)	—	(9,316)
Repurchase of common shares	—	—	—	—	—	—	—	(369)	(369)	—	(369)
Tax benefit of stock option exercises	—	—	—	—	383	—	—	—	383	—	383

Comprehensive income for fiscal 2011												$7,364

Balance at April 30, 2011	27,651,615	$2,765	2,747,086	$275	$88,278	$—	$6,257	$(23,519)	$74,056	$—	$74,056

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended April 30, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net earnings attributable to American Software, Inc.	$7,364	$5,704	$3,016
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,922	2,160	3,484
Stock-based compensation expense	985	1,036	807
Bond amortization	285	569	614
Tax benefit of options exercised	383	445	202
Excess tax benefits from stock-based compensation	(190)	(129)	(70)
Net (gain) loss on investments	(96)	(507)	2,211
Noncontrolling interest in net earnings of subsidiary	—	90	720
Deferred income taxes	(245)	626	(859)
Changes in operating assets and liabilities:
Purchases of trading securities	(15,117)	(16,412)	(6,237)
Proceeds from sale of trading securities	2,457	3,338	2,385
Proceeds from maturities of trading securities	4,451	1,044	607
Accounts receivable, net	(7,420)	2,458	2,645
Prepaid expenses and other assets	462	(447)	101
Accounts payable and other liabilities	3,665	(792)	(1,420)
Deferred revenue	2,160	(1,059)	(340)
Currency translation adjustment	—	—	(67)

Net cash provided by (used in) operating activities	3,066	(1,876)	7,799

Cash flows from investing activities:
Capitalized computer software development costs	(2,565)	(2,411)	(2,068)
Intangible asset	—	—	(145)
Goodwill	—	—	(71)
Purchase of business, net of cash acquired	—	(3,253)	—
Purchases of property and equipment, net of disposals	(302)	(561)	(1,021)
Proceeds from maturities of investments	8,704	13,274	84,408
Purchases of investments	—	—	(100,548)
Return of capital from equity method investment	—	14	—
Net change in noncontrolling interest resulting from subsidiary treasury share repurchases	—	—	(244)
Proceeds from exercise of stock options by subsidiary	—	29	240

Net cash provided by (used in) investing activities	5,837	7,092	(19,449)

Cash flows from financing activities:
Proceeds from Dividend Reinvestment and Stock Purchase Plan	—	—	34
Repurchase of common stock	(369)	(248)	(1,414)
Excess tax benefits from stock-based compensation	190	129	70
Proceeds from exercise of stock options	2,729	445	478
Dividends paid	(9,255)	(9,113)	(9,125)
Repurchase of noncontrolling interest	—	(12,328)	—

Net cash used in financing activities	(6,705)	(21,115)	(9,957)

Net change in cash and cash equivalents	2,198	(15,899)	(21,607)
Cash and cash equivalents at beginning of year	21,730	37,629	59,236

Cash and cash equivalents at end of year	$23,928	$21,730	$37,629

Supplemental disclosures of cash paid during the year for:
Income taxes	$2,001	$3,613	$3,584
Interest	$—	$—	$—
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$2,345	$2,284	$2,277
Tax effect of treasury share purchases by a subsidiary	$—	$—	$61
Leasehold improvements allowance paid by lessor	$163	$—	$439

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2011, 2010, and 2009

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

•

The SCM segment consists of our subsidiary, Logility, Inc. (see Note 10), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners and Demand Management, Inc. (“DMI”), a wholly-owned subsidiary of Logility.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

as the risk of loss for collection, delivery, or returns, and (4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, in most cases we record our sales through the DMI channel on a gross basis.

Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. The underlying arrangements typically (i) include a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 36 to 60 months and (iii) do not provide the customer with an option to take delivery of the software at any time during or after the subscription term. In addition, subscription and other recurring revenues include subscription-based software license revenues where the customer has taken physical possession of the software for a defined period of time. Subscription revenues are recognized ratably over the subscription term beginning on the commencement dates of each contract. As of April 30, 2011, revenue recorded under this accounting treatment has been minimal.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are primarily billed under time and materials arrangements and are recognized as services are performed. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification, the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenues and totaled approximately $1,338,000, $872,000, and $1,160,000 for 2011, 2010 and 2009, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At April 30, 2011 and 2010, unbilled license fees were approximately $1.8 million and $840,000, respectively, and unbilled services revenues were approximately $2.4 million and $1.6 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

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

(e) Cash Equivalents

Cash equivalents of $22.0 million and $20.9 million at April 30, 2011 and 2010, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

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

(g) Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, the allowance for the cost of returns and product warranty claims at April 30, 2011 or 2010 is not significant.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts of expense/(recovery) to operations were approximately $172,000, $(298,000), and $355,000 for 2011, 2010, and 2009, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

(h) Investments

Investments consist of commercial paper, corporate bonds, government securities, certificates of deposits and marketable equity securities. The Company accounts for its investments in accordance with the Investments—Debt and Equity Securities Topic of the FASB Accounting Standards Codification. The Company has classified its investment portfolio as “trading” and “held-to-maturity.” “Trading” securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings. “Held-to-maturity” investments are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts using the effective interest method. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. Investments with maturities less than one year as of the balance sheet date are classified as short-term investments and those that mature greater than one year are classified as long-term investments.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

(i) Furniture, Equipment, and Purchased Computer Software

Furniture, equipment and purchased computer software are recorded at cost, less accumulated depreciation and amortization. Depreciation of buildings, computer equipment, purchased computer software, office furniture and equipment is calculated using the straight-line method based upon the estimated useful lives of the assets (three years for computer equipment and software, seven years for office furniture and equipment and thirty years for buildings). Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter. Depreciation and amortization expense on furniture, equipment and purchased computer software was $1,232,000, $1,271,000, and $1,172,000 in 2011, 2010 and 2009, respectively.

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

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2011	2010	2009
	(in thousands)
Total capitalized computer software development costs	$2,565	$2,411	$2,051
Purchase accounting impact on treasury share repurchases by subsidiary	—	—	(18)
Total research and development expense	7,388	6,722	7,150

Total research and development expense and capitalized computer software development costs	$9,953	$9,133	$9,183

Total amortization of capitalized computer software development costs	$1,892	$380	$1,831

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

Capitalized computer software development costs consist of the following at April 30, 2011 and 2010 (in thousands):

	2011	2010
Capitalized computer software development costs	$16,885	$14,321
Accumulated amortization	(9,323)	(7,431)

	$7,562	$6,890

Of the Company’s capitalized software projects that are currently completed and being amortized, the company expects amortization expense for the next five years to be as follows (in thousands):

2012	$2,502
2013	2,501
2014	625
2015	—
2016	—

$5,628

(k) Acquisition-Related Intangible Assets (exclusive of Logility’s treasury stock repurchases)

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definitive lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, three years, including the period being reported on. The other intangible assets are being amortized over a period ranging from two to six years. Total amortization expense related to acquisition-related intangible assets was approximately $684,000, $395,000 and $350,000 for 2011, 2010 and 2009, respectively, and is included in operating expense in the accompanying consolidated statements of operations.

Acquisition-Related Intangible Assets consist of the following (in thousands):

	2011	2010
Acquired software	$300	$300
Current Technology	1,370	1,370
Distribution Channel	1,000	1,000
Customer Relationships	1,590	1,590
Trademarks	376	376

	4,636	4,636
Less accumulated amortization	(2,983)	(2,299)

	$1,653	$2,337

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2011 (in thousands):

2012	$535
2013	501
2014	472
2015	145
2016	—

$1,653

Also see Footnote 11.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

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

As noted above, the DCF methodology was given the most weight. The material assumptions utilized within this methodology were the long-term growth rate, weighted average cost of capital, financial projections, projected debt free cash flow and tax rate. The assumptions used by the Company have not changed materially from the prior year. In the event of impairment, the loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill for impairment as of April 30, 2011, 2010 and 2009 and did not identify any goodwill impairment as a result of the review.

Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification.

Goodwill consisted of the following by segment (in thousands):

	Enterprise Resource Planning*	Supply Chain Management**	IT Consulting	Total
Balance at April 30, 2009	$1,812	$9,897	$—	$11,709
Goodwill related to the Optiant, Inc. Acquisition	—	892	—	892

Balance at April 30, 2010 and 2011	$1,812	$10,789	$—	$12,601

*	Goodwill related to New Generation Computing, Inc.
**	Goodwill related to Logility, Inc., Demand Management, Inc. and Optiant, Inc.

Intangible Assets (including Acquisition-Related Intangible Assets) consisted of the following by segment (in thousands):

	Enterprise Resource Planning	Supply Chain Management	IT Consulting	Total
Balance at April 30, 2009	$—	$950	$—	$950
Intangibles related to the Optiant, Inc. Acquisition	—	2,236	—	2,236
Amortization expense	—	(509)	—	(509)

Balance at April 30, 2010	$—	$2,677	$—	$2,677
Amortization expense	—	(797)	—	(797)

Balance at April 30, 2011	$—	$1,880	$—	$1,880

During fiscal 2010, the Company recorded $892,000 in goodwill and $2,236,000 in intangible assets as result of the acquisition of Optiant, Inc. The intangible assets are being amortized over a period ranging from two to five years (see Footnote 5).

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

Goodwill and intangible assets include the effects of applying purchase accounting resulting from Logility’s stock repurchases. During fiscal 2009, the Company recorded $277,000 in goodwill and $145,000 in intangible assets as a result of such repurchases, which are being amortized over a six year period. Also during fiscal 2009, the Company made revisions to the purchase price adjustments related to previously recorded Logility stock buy-backs. Approximately $688,000 was reallocated to additional paid-in capital through noncontrolling interest by recording a debit to the related deferred tax liability of approximately $127,000, and credits to capitalized software development costs, intangible assets and goodwill of approximately $35,000, $300,000, and $480,000, respectively. The adjustment resulted in a reversal of amortization expense in the amount of $20,000, which is recorded as a component of general and administrative expense in the accompanying statements of operations for the year ended April 30, 2009. Total amortization expense related to Logility Stock Buy-back Step Acquisition and purchased software was approximately $112,000, $114,000 and $131,000 for 2011, 2010 and 2009, respectively. For purposes of the disclosure above, amounts related to the buyback of Logility stock are presented as a component of the SCM segment.

Intangible assets related to Logility Stock Buy-back Step Acquisition and purchased software consist of the following (in thousands):

	2011	2010
Acquired software	$75	$75
Distribution Channel	75	75
Customer Relationships	477	477
Trademarks	155	155

	782	782
Less accumulated amortization	(555)	(442)

	$227	$340

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2011 (in thousands):

2012	$82
2013	75
2014	64
2015	6
2016	—

$227

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

April 30, 2011, 2010, and 2009

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

(o) Stock Compensation Plans

The Company has four stock-based employee compensation plans under which options to purchase common stock of the Company were outstanding as of April 30, 2011. Those plans are described more fully in Note 7. In addition to two American Software plans, effective July 9, 2009, the Company adopted the Logility, Inc. 1997 Stock Plan and Logility, Inc. 2007 Stock Plan as equity plans of the Company in conjunction with the Company’s acquisition of the shares of Logility common stock it did not previously own.

The Company recorded stock option compensation cost of approximately $985,000, $1,036,000 and $807,000 and related income tax benefits of approximately $238,000, $298,000 and $158,000 for the fiscal years ended April 30, 2011, 2010 and 2009, respectively. Stock-based compensation expense on current year grants is recorded on a straight-line basis over the vesting period for the entire award directly to additional paid-in capital.

Cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. During the years ended April 30, 2011, 2010 and 2009, the Company realized tax benefits from stock options generated in previous and current periods resulting in approximately $190,000, $129,000 and $70,000 of excess tax benefits which are included as a component of cash flows from financing activities in the accompanying 2011, 2010 and 2009 consolidated statements of cash flows, respectively.

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

April 30, 2011, 2010, and 2009

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

April 30, 2011, 2010, and 2009

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts), See Note 7 for total stock options outstanding and potentially dilutive:

Basic earnings per common share:

	Year Ended April 30, 2011		Year Ended April 30, 2010		Year Ended April 30, 2009
	Class A	Class B	Class A	Class B	Class A	Class B
Distributed earnings	$0.36	$0.36	$0.36	$0.36	$0.36	$0.36
Undistributed earnings/(loss)	(0.07)	(0.07)	(0.13)	(0.13)	(0.24)	(0.24)

Total	$0.29	$0.29	$0.23	$0.23	$0.12	$0.12

Distributed earnings	$8,311	$989	$8,115	$1,024	$8,079	$1,037
Undistributed earnings/(loss)	(1,730)	(206)	(3,045)	(390)	(5,406)	(694)

Total	$6,581	$783	$5,070	$634	$2,673	$343

Basic weighted average common shares	23,004	2,747	22,446	2,872	22,444	2,883

Diluted EPS for Class A common shares using the If-Converted Method

Year Ended April 30, 2011

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$6,581	23,004	$0.29
Common stock equivalents	—	432

	6,581	23,436	0.28
Class B conversion	783	2,747

Diluted EPS for Class A	$7,364	26,183	$0.28

Year Ended April 30, 2010

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$5,070	22,446	$0.23
Common stock equivalents	—	563

	5,070	23,009	0.22
Class B conversion	634	2,872

Diluted EPS for Class A	$5,704	25,881	$0.22

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

Year Ended April 30, 2009

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$2,673	22,444	$0.12
Common stock equivalents	—	429

	2,673	22,873	0.12
Class B conversion	343	2,883

Diluted EPS for Class A	$3,016	25,756	$0.12

Diluted EPS for Class B common shares using the Two-Class Method

Year Ended April 30, 2011

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$783	2,747	$0.29
Reallocation of undistributed earnings from Class A shares to Class B shares	3	—

Diluted EPS for Class B	$786	2,747	$0.29

Year Ended April 30, 2010
	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$634	2,872	$0.23
Reallocation of undistributed earnings from Class A shares to Class B shares	9	—

Diluted EPS for Class B	$643	2,872	$0.23

Year Ended April 30, 2009
	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$343	2,883	$0.12
Reallocation of undistributed earnings from Class A shares to Class B shares	12	—

Diluted EPS for Class B	$355	2,883	$0.12

*	Amounts adjusted for rounding

(s) Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $1.7 million, $1.5 million and $1.6 million in fiscal 2011, 2010 and 2009, respectively.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

(t) Guarantees and Indemnifications

The Company accounts for guarantees in accordance with the Guarantee Topic of the FASB Accounting Standards Codification. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with the Contingencies Topic of the FASB Accounting Standards Codification, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2011 or 2010.

The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2011 or 2010.

(u) Industry Segments

The Company operates and manages its business in three reportable segments. See Note 10 of the Consolidated Financial Statements.

(2) Investments

Investments consist of the following (in thousands):

	April 30
	2011	2010
Trading:
Debt securities:
Tax-exempt state and municipal bonds	$16,867	$10,051
Certificates of Deposit	1,706	1,660
Other government bonds	318	—

Total debt securities	18,891	11,711
Marketable equity securities	5,233	4,086

	$24,124	$15,797

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

	April 30, 2011
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$590	—	—	$590
Tax-exempt state and municipal bonds	6,769	101	1	6,869

	$7,359	$101	$1	$7,459

	April 30, 2010
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$2,635	5	—	$2,640
Tax-exempt state and municipal bonds	13,717	256	52	13,921

	$16,352	$261	$52	$16,561

The total carrying value of all investments on a consolidated basis was approximately $31,483,000 and $32,149,000 at April 30, 2011 and 2010, respectively. At April 30, 2011, there were approximately $9,379,000 in trading investments and $1,465,000 in held-to-maturity investments included in investments-noncurrent in the accompanying consolidated balance sheets. At April 30, 2010, there were approximately $8,129,000 in trading investments and $7,720,000 in held-to-maturity investments included in investments-noncurrent in the accompanying consolidated balance sheets. As of April 30, 2011, the Company does not believe any investments to be other-than-temporarily impaired.

The contractual maturities of debt securities classified as trading at April 30, 2011 and 2010 were as follows (in thousands):

	2011	2010
Due within one year	$9,800	$3,852
Due within two years	7,296	5,117
Due within three years	1,571	2,202
Due after three years	224	540

	$18,891	$11,711

The contractual maturities of debt securities classified as held-to-maturity at April 30, 2011 and 2010 were as follows (in thousands):

	2011	2010
Due within one year	$5,894	$8,632
Due within two years	1,231	6,195
Due within three years	234	1,287
Due after three years	—	238

	$7,359	$16,352

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

In 2011 and 2010, the Company’s investment portfolio of trading securities experienced net unrealized holding gains of approximately $107,000 and $538,000, respectively, while in 2009 the Company’s investment portfolio of trading securities experienced net unrealized holding losses of approximately $2,006,000, which have been included in other income/(loss), net in the accompanying consolidated statements of operations.

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

The following table presents our assets that we measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	April 30, 2011				April 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$22,039	—	—	$22,039	$20,895	—	—	$20,895
Marketable securities	4,944	18,891	—	$23,835	3,816	11,711	—	$15,527

Total	$26,983	$18,891	$—	$45,874	$24,711	$11,711	$—	$36,422

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $289,000 and approximately $7.4 million in held-to-maturity investments which are not recorded at fair value and thus are not recorded in the table above. The held-to-maturity investments consist of certificates of deposit and tax-exempt state and municipal bonds as well as U.S. Government debt securities and are recorded at amortized cost. Fair values for these securities are obtained from third party broker statements. The fair value amounts are primarily derived from quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. See Note 2 for the fair value of the Company’s investments classified as “held-to-maturity.”

The carrying amounts of cash, trade accounts receivable and unbilled accounts receivable, accounts payable, accrued compensation and related costs, and other current liabilities approximate fair value because of their short-term maturities.

(4) Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2011 and 2010 (in thousands):

	2011	2010
Buildings and leasehold improvements	$19,863	$19,587
Computer equipment and purchased software	9,150	9,010
Office furniture and equipment	4,140	4,090

	33,153	32,687
Less accumulated depreciation and amortization	27,430	26,197

	$5,723	$6,490

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

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

On March 19, 2010 the Company acquired certain assets of privately-held Optiant, Inc., a Boston-based provider of multi-echelon supply chain optimization systems. The Company paid an aggregate of $3.3 million in cash, net of cash received, and incurred approximately $128,000 in acquisition costs, which are included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended April 30, 2010. We have accounted for the acquisition under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimates of current fair values. We allocated the total purchase price to the net tangible assets and intangible assets acquired based on management’s estimates of fair value at the date of acquisition. We based the allocation of the total purchase price to the acquired technology and other intangible assets, including trade names and maintenance contracts, on such estimates. The estimation process included analyses based on income, cost, and market approaches. We allocated $892,000 of the total purchase price to goodwill, which is deductible for income tax purposes.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

(which must arise from a legal performance obligation) related to deferred revenue is estimated based on the direct cost of fulfilling the obligation plus a normal profit margin thereon. Also, in practice, the normal profit margin is limited to the profit margin on the costs to provide the product or service (that is, the fulfillment effort).

(6) Income Taxes

Income tax expense consisted of the following:

	Years ended April 30,
	2011	2010	2009
	(In thousands)
Current:
Federal	$3,464	$2,356	$2,624
State	551	452	635

	4,015	2,808	3,259

Deferred:
Federal	(225)	556	(740)
State	(20)	70	(119)

	(245)	626	(859)

	$3,770	$3,434	$2,400

The Company’s effective income tax rate differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 34% to earnings before income taxes and noncontrolling interest as follows:

	Years ended April 30,
	2011	2010	2009
	(In thousands)
Computed “expected” income tax expense	$3,786	$3,138	$2,086
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	377	330	273
Research and development credits	(447)	(130)	(433)
Change in valuation allowance for deferred tax assets	(43)	22	249
Tax contingencies	151	20	42
Other, net, including permanent items	(54)	54	183

	$3,770	$3,434	$2,400

Our effective income tax rates were 33.9%, 37.2% and 39.1% in 2011, 2010 and 2009, respectively. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. The provision for income taxes in 2011, 2010 and 2009 excludes approximately $383,000, $445,000 and $202,000, respectively, of tax benefits realized from the recognition of stock option deductions, which have been recorded in additional paid-in capital.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

The significant components of deferred income tax expense attributable to income from continuing operations before income taxes for the years ended April 30, 2011, 2010, and 2009 are as follows:

	Years ended April 30,
	2011	2010	2009
	(In thousands)
Deferred tax expense (benefit)	$(202)	$604	$(1,108)
Increase in the valuation allowance for deferred tax assets	(43)	22	249

	$(245)	$626	$(859)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2011 and 2010 are presented as follows:

	2011	2010
	(In thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$569	$641
State net operating loss carryforwards	324	368
Intangible assets and fixed asset basis differences	920	788
Nonqualified stock options	840	668

Total gross deferred tax assets	2,653	2,465
Less valuation allowance	574	617

Net deferred tax assets	2,079	1,848

Deferred tax liabilities:
Capitalized computer software development costs	(2,823)	(2,610)
Net gains/losses on trading securities	(126)	(263)
Goodwill	(369)	(451)
Other	(59)	(67)

Total gross deferred tax liabilities	(3,377)	(3,391)

Net deferred tax liabilities	$(1,298)	$(1,543)

At April 30, 2011, the Company has approximately $9.7 million of various state net operating loss carryforwards which are available to offset future state taxable income, if any, through 2030.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2011.

On May 1, 2007, the Company adopted accounting provisions which require us to prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position take or expected to be taken within an income tax return.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

As of April 30, 2011, 2010 and 2009, we have recorded approximately $1.2 million, $166,000, and $146,000, respectively, of unrecognized tax benefits, inclusive of interest and penalties, all of which would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of April 30, 2011 and 2010, we had recorded a liability for potential penalties and interest of approximately $123,000 and $76,000, respectively, related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, excluding interest and penalties (in thousands):

	2011	2010
Balance at beginning of the period	$90	$81
(Decreases)/Increases as a result of positions taken during prior periods	104	—
(Decreases)/Increases as a result of positions taken during the current period	887	9

Balance at April 30,	$1,081	$90

We conduct business globally and, as a result, file income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2000. We are no longer subject to U.S. Federal income tax examination for years prior to 2006. The Company’s 2008 U.S. Federal return was audited by the Internal Revenue Service, and the examination was concluded in November 2009 with no changes to the return as originally filed. The Company’s 2009 U.S. Federal return is currently under audit examination by the Internal Revenue Service.

We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

(7) Shareholders’ Equity

Except for the election or removal of Directors and class votes as required by law or the Articles of Incorporation, holders of both classes of common stock vote as a single class on all matters with each Class A common share entitled to cast one-tenth vote per share and each Class B common share entitled to cast one vote per share. Neither class has cumulative voting rights. Holders of Class A common shares, as a class, are entitled to elect 25% of the board of directors (rounded up to the nearest whole number of Directors) if the number of outstanding Class A common shares is at least 10% of the number of outstanding shares of both classes of common stock. No cash or property dividend may be paid to holders of Class B common shares during any fiscal year of the Company unless a dividend of $0.05 per share has been paid in such year on each outstanding Class A common share. This $0.05 per share annual dividend preference is noncumulative. Dividends per Class B common share during any fiscal year may not exceed dividends paid per Class A common share during each year. Each Class B common share is convertible at any time into one Class A common share at the option of the shareholder.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

Stock Option Plans

As of April 30, 2011, the Company has outstanding stock options granted pursuant to four stock option plans. The 2001 Stock Option Plan (the “2001 Option Plan”) became effective on September 1, 2000. This Plan was terminated and replaced by the 2011 Equity Compensation Plan (the “2011 Option Plan”) effective May 17, 2010. Options outstanding under the 2001 Option Plan remain in effect, but no new options may be granted under the plan. Effective July 9, 2009, we adopted the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan as equity plans of American Software, although we will not grant any additional stock options under these plans.

Under the 2011 Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant. By resolution of the Board of Directors, non-employee directors receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 6 years after the date of grant (or 5 years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 2,500,000 shares are authorized for issuance pursuant to options granted under this Plan. When stock options are exercised, it is the Company’s policy to issue stock from authorized shares rather than from treasury shares.

Incentive and nonqualified options exercisable at April 30, 2011, 2010 and 2009 totaled 2,121,592, 2,459,820, and 1,962,225, respectively. Options available for grant at April 30, 2011, for the 2011 Option Plan are 1,789,643 shares.

A summary of changes in outstanding options for the year ended April 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2010	3,976,248	$5.65
Granted	710,357	5.60
Exercised	(754,301)	3.61
Forfeited/cancelled	(99,643)	6.76

Outstanding at April 30, 2011	3,832,661	$6.01	3.1	$7,510,461

Exercisable at April 30, 2011	2,121,592	$5.94	2.2	$4,387,549

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2011, 2010, and 2009 are $1.85, $1.89, and $1.18 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2011, 2010, and 2009:

	2011	2010	2009
Dividend yield	5.9%	5.7%	5.2%
Expected volatility	53.6%	50.8%	42.4%
Risk-free interest rate	3.0%	3.4%	3.9%
Expected term	4.2 years	4.2 years	4.4 years

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

Options issued after May 1, 2007 with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2011, 2010, and 2009, we issued 754,301, 124,570 and 159,905 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2011, 2010 and 2009 based on market value at the exercise dates was $1,910,835, $267,680 and $381,229, respectively. The fair value of grants vested during the years ended April 30, 2011, 2010 and 2009 was $962,781, $1,205,049 and $844,632, respectively. As of April 30, 2011, unrecognized compensation cost related to unvested stock option awards approximated $2.5 million and is expected to be recognized over a weighted average period of 1.8 years.

Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. In the fiscal year ended April 30, 2011, we repurchased 77,975 shares of common stock at a cost of approximately $369,000. For this repurchase plan, through April 30, 2011, we have repurchased 813,710 shares of common stock at a cost of approximately $4.1 million. Under all repurchase plans as of April 30, 2011, we have repurchased 4,348,663 shares of common stock at a cost of approximately $23.5 million.

(8) International Revenue and Significant Customer

International revenues approximated $12.1 million or 14%, $8.0 million or 11%, and $8.1 million or 10%, of consolidated revenues for the years ended April 30, 2011, 2010, and 2009, respectively, and were derived primarily from customers in Canada and Europe.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

One customer, The Home Depot, accounted for approximately 15%, 12% and 10% of consolidated revenue for the years ended April 30, 2011, 2010 and 2009, respectively, principally from our IT consulting segment. Accounts receivable from this customer were approximately $2.3 million and $1.7 million at April 30, 2011 and 2010, respectively.

(9) Commitments and Contingencies

(a) Leases

The Company leases office facilities and equipment under various operating leases. Rental expense for these leases approximated $827,000, $813,000, and $836,000 for the years ended April 30, 2011, 2010, and 2009, respectively. A facility leased by a subsidiary of the Company included a lease incentive of $163,480, which was recorded as an increase in leasehold improvements and deferred rent.

The Company leased several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $344,000, $287,000 and $80,000 for three years ended April 30, 2011, 2010 and 2009, respectively. In addition, the Company owns other properties leased under various operating leases. Rental income for these leases approximated $178,000, $187,000 and $238,000 for the three years ended April 30, 2011, 2010, and 2009, respectively. The rental income is included as a component of Other Income, Net in the accompanying consolidated statements of operations.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2011 are as follows (existence of renewal or escalation clauses) (in thousands):

Years ended April, 30:
2012	$779
2013	679
2014	556
2015	267
2016	180

$2,461

Future minimum lease rentals receivable under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2011 are as follows (already included or prorated at the company’s occupied building) (in thousands):

Years ended April, 30:
2012	$441
2013	402
2014	340
2015	92
2016	—
Thereafter	—

$1,275

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

(b) 401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2011, 2010, or 2009.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

Following is information related to each segment as of and for the years ended April 30, 2011, 2010 and 2009:

	2011	2010	2009
Revenues:
Enterprise Resource Planning	$13,548	$15,788	$18,703
Supply Chain Management	49,421	41,570	41,603
IT Consulting	22,620	17,918	17,718

	$85,589	$75,276	$78,024

Operating income/(loss) before intersegment eliminations:
Enterprise Resource Planning	$(4,166)	$(3,358)	$(2,008)
Supply Chain Management	12,348	10,253	8,704
IT Consulting	1,011	404	494

	$9,193	$7,299	$7,190

Intersegment eliminations:
Enterprise Resource Planning	$(1,720)	$(1,662)	$(1,736)
Supply Chain Management	1,720	1,662	1,736
IT Consulting	—	—	—

	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(5,886)	$(5,020)	$(3,744)
Supply Chain Management	14,068	11,915	10,440
IT Consulting	1,011	404	494

	$9,193	$7,299	$7,190

Capital expenditures:
Enterprise Resource Planning	$69	$301	$945
Supply Chain Management	390	254	76
IT Consulting	6	6	—

	$465	$561	$1,021

Capitalized Software:
Enterprise Resource Planning	$—	$—	$(18)
Supply Chain Management	2,565	2,411	2,051
IT Consulting	—	—	—

	$2,565	$2,411	$2,033

Depreciation and amortization:
Enterprise Resource Planning	$1,157	$1,194	$1,095
Supply Chain Management	2,763	965	2,387
IT Consulting	2	1	2

	$3,922	$2,160	$3,484

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2011, 2010, and 2009

	April 30, 2011	April 30, 2010	April 30, 2009
Identifiable assets:
Enterprise Resource Planning	$30,515	$28,712	$38,553
Supply Chain Management	68,463	63,880	70,734
IT Consulting	5,854	4,583	3,032

	$104,832	$97,175	$112,319

(11) Financial Statements and Supplementary Data (Unaudited)

The following schedule presents results for each quarter in the years ended April 30, 2011 and 2010 (in thousands, except per share amounts):

	Total revenues	Gross margins	Operating income	Net earnings	Diluted earnings per share*
Quarter ended:
July 31, 2010	$19,094	$10,194	$2,016	$1,373	$0.05
October 31, 2010	20,953	10,782	1,775	1,474	0.06
January 31, 2011	20,368	10,346	1,786	1,764	0.07
April 30, 2011	25,174	14,082	3,616	2,753	0.10

Year ended April 30, 2011	$85,589	$45,404	$9,193	$7,364	$0.28

Quarter ended:
July 31, 2009	$17,834	$10,643	$1,454	$1,181	$0.05
October 31, 2009	18,719	10,251	1,736	1,353	0.05
January 31, 2010	19,830	11,073	2,775	1,841	0.07
April 30, 2010	18,893	10,335	1,334	1,329	0.05

Year ended April 30, 2010	$75,276	$42,302	$7,299	$5,704	$0.22

*	Quarterly amounts may not sum to full year total due to rounding.

(12) Subsequent Events

On May 16, 2011, our Board of Directors declared a quarterly cash dividend of $0.09 per share of American Software Class A and Class B common stock. The cash dividend is payable on September 9, 2011 to Class A and Class B shareholders of record at the close of business on August 19, 2011.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2011. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of April 30, 2011.

We believe our consolidated financial statements fairly present in all material respects our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements for the years ended April 30, 2011 and 2010 and each of the years in the three-year period ended April 30, 2011 is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of fiscal 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reports on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm on internal control over financial reporting are included under Item 8, “Financial Statements and Supplementary Data,” of this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position
James C. Edenfield	76	President, Chief Executive Officer, Treasurer and Director
Thomas L. Newberry	78	Chairman of the Board of Directors
J. Michael Edenfield	53	Director, Executive Vice President and Chief Operating Officer; President and Chief Executive Officer of Logility, Inc.
Dennis Hogue	58	Director
John J. Jarvis	69	Director
James B. Miller, Jr.	71	Director
Thomas L. Newberry, V.	44	Director
Vincent C. Klinges	48	Chief Financial Officer
James R. McGuone	64	Vice President, General Counsel and Secretary

All directors hold office until the next annual meeting of the shareholders of the Company. Information regarding the directors of the Company, including their ages, their principal occupations for at least the past five years, other public company directorships held by them and the year each was first elected as a director of the Company, are set forth under the caption “Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

During fiscal 2011, based upon a review by the Company of filings made under Section 16(a) of the Exchange Act and representations from its 10% shareholders, executive officers and directors, all of the reports required to be filed by such persons during fiscal 2011 were filed on a timely basis, except that one Form 5 was timely filed because a Form 4 inadvertently had not been filed relating to the exercise by Dr. John J. Jarvis of options to acquire 9,000 Class A common shares.

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

ITEM 13.	RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.	Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2011	108

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	The Company’s Amended and Restated Articles of Incorporation, and amendments thereto.(1)

3.2	The Company’s Amended and Restated By-Laws dated May 18, 2009.(2)

10.1	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(3)

10.2	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(4)

10.3	The Logility, Inc. 1997 Stock Plan as Amended and Restated Effective July 9, 2009.(5)

10.4	The Logility, Inc. 2007 Stock Plan as Amended and Restated Effective July 9, 2009.(5)

10.5	The Company’s 2001 Stock Option Plan, as Amended and Restated Effective August 17, 2009.(6)

10.6	The Company’s 2011 Equity Compensation Plan.(7)

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.
(3)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.
(4)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2002.
(5)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-160559 filed on Form S-8 on July 13, 2009.
(6)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-161471 filed on Form S-8 on August 21, 2009.
(7)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-168943 filed on Form S-8 on August 19, 2010.

SCHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2011, 2010, 2009

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions(1)	Deductions (2)	Balance at end of year
April 30, 2011	$187	173	0	117	243
April 30, 2010	$484	(241)	0	56	187
April 30, 2009	$215	335	0	86	484

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

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

Date: July 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James C. Edenfield James C. Edenfield	President, Chief Executive Officer, Treasurer and Director	July 14, 2011

/s/ Thomas L. Newberry Thomas L. Newberry	Chairman of the Board of Directors	July 14, 2011

/s/ J. Michael Edenfield J. Michael Edenfield	Director, Executive Vice President and Chief Operating Officer	July 14, 2011

/s/ W. Dennis Hogue W. Dennis Hogue	Director	July 14, 2011

/s/ John J. Jarvis John J. Jarvis	Director	July 14, 2011

/s/ Thomas L. Newberry, V. Thomas L. Newberry, V.	Director	July 14, 2011

/s/ James B. Miller, Jr. James B. Miller, Jr.	Director	July 14, 2011

/s/ Vincent C. Klinges Vincent C. Klinges	Chief Financial Officer	July 14, 2011

/s/ Herman L. Moncrief Herman L. Moncrief	Controller and Principal Accounting Officer	July 14, 2011