Form 10-Q
period 2011-07-31
AMERICAN SOFTWARE INC
filed 2011-09-08
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at September 2, 2011
Class A Common Stock, $.10 par value	23,633,496 Shares
Class B Common Stock, $.10 par value	2,587,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2011	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$20,500	$23,928
Investments	22,046	20,639
Trade accounts receivable, less allowance for doubtful accounts of $303 at July 31, 2011 and $243 at April 30, 2011:
Billed	14,546	14,409
Unbilled	5,450	4,151
Deferred income taxes	77	77
Prepaid expenses and other current assets	2,450	2,918

Total current assets	65,069	66,122
Investments—Noncurrent	10,244	10,844
Property and equipment, net of accumulated depreciation of $27,739 at July 31, 2011 and $27,430 at April 30, 2011	5,543	5,723
Capitalized software, net of accumulated amortization of $9,949 at July 31, 2011 and $9,323 at April 30, 2011	7,540	7,562
Goodwill	12,601	12,601
Other intangibles, net of accumulated amortization of $ 3,698 at July 31, 2011 and $3,539 at April 30, 2011	1,721	1,880
Other assets	100	100

Total assets	$102,818	$104,832

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$908	$1,011
Accrued compensation and related costs	2,444	4,245
Dividends payable	2,360	2,345
Other current liabilities	4,825	4,493
Deferred revenue	16,105	17,307

Total current liabilities	26,642	29,401
Deferred income taxes	1,065	1,375

Total liabilities	27,707	30,776
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 27,982,159 shares at July 31, 2011 and 27,651,615 shares at April 30, 2011	2,798	2,765
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at July 31, 2011 and 2,747,086 shares at April 30, 2011; convertible into Class A shares on a one-for-one basis	259	275
Additional paid-in capital	89,390	88,278
Retained earnings	6,183	6,257
Class A treasury stock, 4,348,663 shares at July 31, 2011 and April 30, 2011	(23,519)	(23,519)

Total shareholders’ equity	75,111	74,056

Commitments and contingencies
Total liabilities and shareholders’ equity	$102,818	$104,832

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2011	2010
Revenues:
License	$6,688	$2,794
Services and other	9,267	9,231
Maintenance	7,754	7,069

Total revenues	23,709	19,094

Cost of revenues:
License	1,835	693
Services and other	6,917	6,551
Maintenance	1,765	1,656

Total cost of revenues	10,517	8,900

Gross margin	13,192	10,194

Research and development	1,950	1,777
Sales and marketing	4,306	3,317
General and administrative	3,116	2,842
Amortization of acquisition-related intangibles	135	214
Provision for doubtful accounts	91	28

Total operating expenses	9,598	8,178

Operating income	3,594	2,016

Other income (expense):
Interest income	363	366
Other, net	(376)	(125)

Earnings before income taxes	3,581	2,257
Income tax expense	(1,293)	(884)

Net earnings	$2,288	$1,373

Earnings per common share(a) :
Basic	$0.09	$0.05

Diluted	$0.09	$0.05

Cash dividends declared per common share	$0.09	$0.09

Shares used in the calculation of earnings per common share:
Basic	26,130	25,540

Diluted	26,788	25,926

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.09 and $0.05 for the periods ended July 31, 2011 and 2010, respectively. See Note E to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$2,288	$1,373
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	1,094	559
Stock-based compensation expense	284	230
Bond amortization	49	83
Tax benefit of stock options exercised	57	77
Excess tax benefits from stock-based compensation	78	—
Net loss on investments	411	163
Deferred income taxes	(310)	(407)
Changes in operating assets and liabilities:
Purchases of trading securities	(5,929)	(4,771)
Proceeds from maturities and sales of trading securities	3,699	1,261
Accounts receivable, net	(1,436)	(643)
Prepaid expenses and other assets	468	1,008
Accounts payable and other liabilities	(1,572)	220
Deferred revenue	(1,202)	(735)

Net cash used in operating activities	(2,021)	(1,582)

Cash flows from investing activities:
Capitalized computer software development costs	(604)	(631)
Purchases of property and equipment, net of disposals	(129)	(262)
Proceeds from maturities of investments	963	4,333

Net cash provided by investing activities	230	3,440

Cash flows from financing activities:
Repurchase of common stock	—	(369)
Excess tax benefits from stock based compensation	(78)	—
Proceeds from exercise of stock options	788	852
Dividends paid	(2,347)	(2,303)

Net cash used in financing activities	(1,637)	(1,820)

Net change in cash and cash equivalents	(3,428)	38
Cash and cash equivalents at beginning of period	23,928	21,730

Cash and cash equivalents at end of period	$20,500	$21,768

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

July 31, 2011

A.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at July 31, 2011, the results of operations for the three months ended July 31, 2011 and 2010 and cash flows for the three months ended July 31, 2011 and 2010. The results for the three months ended July 31, 2011 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our annual report on Form 10-K for the year ended April 30, 2011.

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

B.	Revenue Recognition

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $420,000 and $326,000 for the three months ended July 31, 2011 and 2010, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At July 31, 2011 and April 30, 2011, unbilled license fees were approximately $3.2 million and $1.8 million, respectively, and unbilled services revenues were approximately $2.2 million and $2.4 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

C.	Declaration of Dividend Payable

On May 16, 2011, our Board of Directors declared a quarterly cash dividend of $0.09 per share of American Software Class A and Class B common stock. The cash dividend is payable on September 9, 2011 to Class A and Class B shareholders of record at the close of business on August 19, 2011.

D.	Earnings Per Common Share

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

The calculations of diluted earnings per share is similar to the calculation of basic earnings per share, except that the calculation includes the dilutive effect of the assumed exercise of options issuable under our stock incentive plans. For our diluted earnings per share calculation for Class A shares, we use the “if-converted” method. This calculation assumes that all Class B Common Shares are converted into Class A Common Shares and, as a result, assumes there are no holders of Class B Common Shares to participate in undistributed earnings.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2011		Three Months Ended July 31, 2010
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.09	$0.09
Undistributed loss	—	—	(0.04)	(0.04)

Total	$0.09	$0.09	$0.05	$0.05

Distributed earnings	$2,127	$233	$2,065	$247
Undistributed loss	(64)	(8)	(838)	(101)

Total	$2,063	$225	$1,227	$146

Basic weighted average common shares	23,434	2,696	22,792	2,748

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended July 31, 2011

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,063	23,434	$0.09
Common Stock Equivalents	—	658

	2,063	24,092	0.09
Class B Conversion	225	2,696

Diluted EPS for Class A	$2,288	26,788	$0.09

Three Months Ended July 31, 2010

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,227	22,792	$0.05
Common Stock Equivalents	—	386	—

	1,227	23,178	0.05
Class B Conversion	146	2,748	—

Diluted EPS for Class A	$1,373	25,926	$0.05

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended July 31, 2011

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$225	2,696	$0.09
Reallocation of undistributed earnings to Class A shares from Class B shares	1	—	—

Diluted EPS for Class B	$226	2,696	$0.09

Three Months Ended July 31, 2010
	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$146	2,748	$0.05
Reallocation of undistributed earnings to Class A shares from Class B shares	2	—	—

Diluted EPS for Class B	$148	2,748	$0.05

*	Amounts adjusted for rounding

For the three months ended July 31, 2011 and July 31, 2010, we excluded options to purchase 893,930 and 2,712,228 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2011, we had outstanding options to purchase a total of 3,935,134 Class A Common Shares and outstanding options to purchase 4,029,351 Class A Commons Shares as of July 31, 2010.

E.	Stock-Based Compensation

During the three months ended July 31, 2011 and 2010, we granted options for 274,000 and 306,000 shares of common stock, respectively. During the three months ended July 31, 2011 and 2010, we recorded stock-based compensation expense of approximately $284,000 and $230,000 and related income tax benefits of approximately $72,000 and $55,000, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. During the three months ended July 31, 2011 and 2010, we realized excess tax benefits of approximately $78,000 and $0, respectively.

During the three months ended July 31, 2011 and 2010, we issued 170,548 and 216,432 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2011 and 2010 based on market value at the exercise dates was approximately $565,000 and $552,000, respectively. As of July 31, 2011, unrecognized compensation cost related to unvested stock option awards approximated $3.0 million, which we expect to recognize over a weighted average period of 1.9 years.

F.	Fair Value of Financial Instruments

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2011 and July 31, 2010, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	July 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$19,234	—	—	$19,234
Marketable securities	6,431	19,227	—	$25,658

Total	$25,665	$19,227	$—	$44,892

	July 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$20,664	—	—	$20,664
Marketable securities	3,961	14,920	—	$18,881

Total	$24,625	$14,920	$—	$39,545

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $ 282,000 and $264,000 as of July 31, 2011 and July 31, 2010, respectively, and approximately $6 million and $12 million in held-to-maturity investments as of July 31, 2011 and July 31, 2010, respectively, which are not recorded at fair value and thus are not included in the tables above. The held-to-maturity investments consist of certificates of deposits and tax-exempt state and municipal bonds as well as U.S. Government debt securities and are recorded at amortized cost. We obtain fair values for these securities from third-party broker statements. We derive the fair value amounts primarily from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at July 31, 2011 and July 31, 2010 (in thousands):

	July 31, 2011
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$590	$—	$—	$590
Tax-exempt state and municipal bonds	5,761	74	—	5,835

	$6,351	$74	$—	$6,425

	July 31, 2010
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$1,774	$3	$—	$1,777
Tax-exempt state and municipal bonds	10,179	233	(63)	10,349

	$11,953	$236	$(63)	12,126

As of July 31, 2011, there were no investments in a loss position.

As of July 31, 2010, we had two held-to-maturity investments that were in a loss position for less than 2 years. The carrying value of these investments at July 31, 2010 was approximately $141,000 and the fair value was approximately $78,000.

The contractual maturities of debt securities classified as held-to-maturity at July 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Due within one year	$5,168	$5,281
Due within two years	1,156	5,433
Due within three years	27	1,212
Due after three years	—	27

	$6,351	$11,953

G.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2011, we have repurchased 813,710 shares of common stock at a cost of approximately $4.1 million. Under all repurchase plans as of July 31, 2011, we have repurchased 4,348,663 shares of common stock at a cost of approximately $23.5 million.

H.	Comprehensive Income

We have not included condensed consolidated statements of comprehensive income in the accompanying unaudited condensed consolidated financial statements since comprehensive income and net earnings presented in the accompanying condensed consolidated statements of operations would be substantially the same.

I.	Industry Segments and Major Customers

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Supply Chain Management (SCM), (2) Enterprise Resource Planning (ERP), and (3) Information Technology (IT) Consulting.

The SCM segment consists of Logility, a wholly-owned subsidiary, as well as its subsidiary, DMI, which provide collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

Our chief operating decision maker is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses.

In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2011 and 2010:

	Three Months Ended July 31,
	2011	2010
Revenues:
Enterprise Resource Planning	$2,518	$3,981
Collaborative Supply Chain Management	15,291	9,743
IT Consulting	5,900	5,370

	$23,709	$19,094

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,925)	$(588)
Collaborative Supply Chain Management	5,095	2,365
IT Consulting	424	239

	$3,594	$2,016

Intersegment eliminations:
Enterprise Resource Planning	$(367)	$(386)
Collaborative Supply Chain Management	376	386
IT Consulting	(9)	—

	—	—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(2,292)	$(974)
Collaborative Supply Chain Management	5,471	2,751
IT Consulting	415	239

	$3,594	$2,016

Capital expenditures:
Enterprise Resource Planning	$56	$9
Collaborative Supply Chain Management	73	253
IT Consulting	—	—

	$129	$262

Capitalized Software:
Enterprise Resource Planning	$—	$—
Collaborative Supply Chain Management	604	631
IT Consulting	—	—

	$604	$631

Depreciation and amortization:
Enterprise Resource Planning	$283	$296
Collaborative Supply Chain Management	810	263
IT Consulting	1	—

	$1,094	$559

Major Customers

For the three months ended July 31, 2011, we had one major customer, The Home Depot, which accounted for approximately 14.2%, or $3.4 million, of total revenues. For the three months ended July 31, 2010, this major customer accounted for approximately 14.8%, or $2.8 million, of total revenues. Revenues from our major customer for the periods reported are primarily attributable to our IT consulting segment. The related accounts receivable balance for this customer was approximately $4.6 million and $1.5 million as of July 31, 2011 and 2010, respectively.

J.	Contingencies

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

K.	Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables which are not within the scope of the current software revenue recognition guidance. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of VSOE or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We adopted the new guidance as of May 1, 2011 and it did not have a material impact on our results of operations for the three months ended July 31, 2011.

L.	Subsequent Event

On August 23, 2011, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend is payable on December 2, 2011 to Class A and Class B shareholders of record at the close of business on November 18, 2011.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, dependence on particular market segments or customers, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, the challenges and risks associated with integration of acquired product lines, companies and services, as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below. The terms “fiscal 2012” and “fiscal 2011” refer to our fiscal years ending April 30, 2012 and 2011, respectively.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in U.S. global credit markets. In recent years, the weakness and uncertainty in the overall world economy and the U.S. economy in particular, has resulted in reduced expenditures in the business software market.

For fiscal 2012, we expect the world economy to continue to be weak, which could result in a continuation of the difficult selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment, particularly in the United States when compared to the period prior to the last recession. However, we believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

COMPARISON OF RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2011 and 2010:

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2011	2010	2011 vs 2010
Revenues:
License	28%	15%	139%
Services and other	39	48	0
Maintenance	33	37	10

Total revenues	100	100	24

Cost of revenues:
License	8	4	165
Services and other	29	34	6
Maintenance	7	9	7

Total cost of revenues	44	47	18

Gross margin	56	53	29

Research and development	8	9	10
Sales and marketing	18	17	30
General and administrative	13	15	9
Amortization of acquisition-related intangibles	1	1	(37)
Provision for doubtful accounts	—	—	nm

Total operating expenses	41	43	17

Operating income	15	11	78

Other income (expense):
Interest income	2	2	(1)
Other, net	(2)	(1)	nm

Earnings before income taxes	15	12	59
Income tax expense	(5)	(5)	46

Net earnings	10%	7%	67%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

Revenue

	Three Months Ended July 31,
	2011	2010	% Change	% of Total Revenue
				2011	2010
	(in thousands)
License Fee	$6,688	$2,794	139%	28%	15%
Services and other	9,267	9,231	0%	39%	48%
Maintenance	7,754	7,069	10%	33%	37%

Total revenues	$23,709	$19,094	24%	100%	100%

For the three months ended July 31, 2011, the 24% increase in revenues when compared to the three months ended July 31, 2010 was attributable primarily to a 139% increase in license fee revenues and, to a lesser extent, a 10% increase in maintenance revenues. Services and other revenues during the three months ended July 31, 2011 were basically the same when compared to the same period last year. The primary reason for the increase in license fee revenues was improved sales execution in our supply chain management business unit, Logility.

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

International revenues represented approximately 18% and 10% of total revenues in the three months ended July 31, 2011 and 2010, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenue

	Three Months Ended July 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$338	$579	(42)%
Supply Chain Management	6,350	2,215	187%

Total license revenues	$6,688	$2,794	139%

For the three months ended July 31, 2011, license fee revenues increased by 139% compared to the same period in the prior year due to improved sales execution in our Supply Chain Management business unit, Logility. Logility, including its DMI subsidiary, constituted 95% and 79% of our total license fee revenues for the three months ended July 31, 2011 and 2010, respectively. License fees from our ERP segment, which includes NGC, decreased 42% for the three months ended July 31, 2011 compared to the same period in the prior year, due to difficult economic conditions and strong competition from major vendors such as Oracle, Microsoft, SAP and numerous niche players in the markets we serve.

The direct sales channel provided approximately 67% of license fee revenues for the three months ended July 31, 2011, compared to approximately 53% in the comparable quarter a year ago. The increase in the proportion of sales by our direct sales channel, which tends to target larger companies, for the current quarter when compared to the prior year period is primarily due to several large sales compared with the same time last year, partially a result of our March 2010 acquisition of Optiant, which was added to our Supply Chain Management (SCM) business unit, that provided an enhanced inventory optimization product. We have also seen sales increases in our indirect channel, which primarily targets midsize and small companies due to their improved access to credit markets to finance their capital purchases at this time. For the three months ended July 31, 2011 and July 31, 2010, our margins after commissions on direct sales were approximately 84% and 89%, respectively. This decrease was due mainly to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended July 31, 2011 and July 31, 2010, our margins after commissions on indirect sales were approximately 46% and 53%, respectively. The indirect channel margins for the current quarter decreased when compared to the same period in the prior year due to the mix of value-added reseller (VAR) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenue

	Three Months Ended July 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$1,099	$2,319	(53)%
Supply Chain Management	2,268	1,542	47%
IT Consulting	5,900	5,370	10%

Total services and other revenues	$9,267	$9,231	0%

For the three months ended July 31, 2011, services revenue was comparable to the same period in the prior year. For the three months ended July 31, 2011, services and other revenues from Logility (SCM) increased by 47% when compared to the same period in the prior year. This increase is due to the timing of software implementation project work resulting from an increase in license fee sales in recent periods. For the three months ended July 31, 2011, our IT Consulting segment’s revenues increased 10% when compared to the prior year period, as some customers have increased third-party staffing and software consulting projects. We believe this is a result of their reluctance to hire permanent workers in the current economy, while facing an increased need to complete IT projects. For the three months ended July 31, 2011, our ERP segment’s services and other revenues decreased 53% when compared to the prior year period. As noted in our Form 10-Q for the first quarter of fiscal 2011, this decrease is primarily due to a large ERP customer that did not renew a services agreement that had been in place for more than ten years. During fiscal 2010 this agreement represented approximately $1.1 million in ERP services revenue per quarter. The loss of this revenue resulted in a substantial reduction in services revenue in our ERP segment commencing in the second quarter of fiscal 2011.

We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenue

	Three months Ended July 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$1,081	$1,084	0%
Supply Chain Management	6,673	5,985	11%

Total maintenance revenues	$7,754	$7,069	10%

For the three months ended July 31, 2011, maintenance revenues increased 10% when compared to the same period in the prior year, due primarily to an increase in license fees in recent periods and improved maintenance renewal rates at our SCM unit, which experienced an 11% increase in maintenance revenue for the three months ended July 31, 2011 when compared to the same period last year. Logility (SCM) accounted for 86% of total maintenance fee revenues for the three months ended July 31, 2011, compared to 85% of total maintenance revenues for the three months ended July 31, 2010. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended July 31,
($000’s omitted)	2011		2010
Gross margin on license fees:	$4,853	73%	$2,101	75%
Gross margin on services and other:	2,350	25%	2,680	29%
Gross margin on maintenance:	5,989	77%	5,413	77%

Total gross margin:	$13,192	56%	$10,194	53%

For the three months ended July 31, 2011, total gross margin percentage increased when compared to the same period in the prior year, primarily due to an increase in the higher margin license fees and maintenance, offset by a decline in lower margin services and other.

Gross Margin on License Fees

For the three months ended July 31, 2011, gross margin on license fees decreased when compared to the same period in the prior year, due to higher computer software amortization expense when compared to the same period last year. On July 27, 2010 we announced the general availability of our Logility Voyager Solution Version 8.0 software at our SCM business unit. This increased software amortization by approximately $625,000 per quarter beginning in the second quarter of fiscal 2011. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three months ended July 31, 2011, the gross margin percentage on services and other revenue decreased 4% when compared to the same period in the prior fiscal year. Services revenue in our lower margin IT Consulting segment, The Proven Method, Inc (“TPM”), increased to 64% of service revenue for the three months ended July 31, 2011 compared to 58% for the three months ended July 31, 2010, causing this segment to represent a larger proportion of our services and other revenues for this period when compared to the prior year. When TPM represents a larger proportion of services and other revenues, gross margin in the segment as a whole tends to decline. TPM’s services gross margin increased to 19% for the three months ended July 31, 2011 compared to 18% for the three months ended July 31, 2010, as a result of increased hourly billing rates based on the business mix. Our ERP segment’s services gross margin decreased to 25% for the three months ended July 31, 2011 compared to 51% for the three months ended July 31, 2010 as a result of lower services revenue from the loss of a large ERP customer as noted above. The impact of this was partially offset by higher services margins at our SCM business unit as a result of higher services revenue. In our SCM segment, Logility’s gross margin increased to 43% for the three months ended July 31, 2011 compared to 35% for the three months ended July 31, 2010 due to higher services revenue and staff utilization rates. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three months ended July 31, 2011 and 2010 were the essentially the same. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

Expenses

	Three Months Ended July 31,
			% of Revenue
	2011	2010	2011	2010
	(in thousands)
Research and development	1,950	1,777	8%	9%
Sales and marketing	4,306	3,317	18%	17%
General and administrative	3,116	2,842	13%	15%
Amortization of acquisition-related intangible assets	135	214	1%	1%
Provision for doubtful accounts	91	28	0%	0%
Other income (expense), net	(13)	241	0%	1%
Income tax expense	(1,293)	(884)	(5)%	(5)%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	July 31, 2011	Percent Change	July 31, 2010
Total capitalized computer software development costs	$604	(4)%	$631
Percentage of gross product research and development costs	24%		26%
Total research and development expense	1,950	10%	1,777

Percentage of total revenues	8%		9%
Total research and development expense and capitalized computer software development costs	$2,554	6%	$2,408

Percentage of total revenues	11%		13%
Total amortization of capitalized computer software development costs *	$626	nm	$6

*	Included in cost of license fees

For the three months ended July 31, 2011, gross product research and development costs increased when compared to the same period in the previous fiscal year due to an increase R&D spending by our NGC subsidiary. Capitalized software development costs decreased for the three months ended July 31, 2011 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three months ended July 31, 2011, sales and marketing expenses increased 30% when compared to the same period a year ago. These changes were due primarily to an increase in direct sales commissions as a result of increased license fee sales by our direct channel and higher travel and marketing-related costs. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended July 31, 2011, general and administrative expenses increased 10% due primarily to the higher variable compensation expenses in the current period compared to the same period in fiscal 2010.

At July 31, 2011, the total number of employees was 292 compared to 291 at July 31, 2010.

Operating Income/(Loss)

	Three Months Ended July 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$(1,925)	$(588)	(227%)
Collaborative Supply Chain Management	5,095	2,365	115%
IT Consulting	424	239	77%

Total Operating Income	$3,594	$2,016	78%

Our ERP segment operating loss in the three months ended July 31, 2011 increased when compared to the same period last year as a result of lower services revenue from the loss of a large ERP customer as noted above.

Our SCM segment’s contribution to operating income increased by 115% for the three months ended July 31, 2011 compared to the same period last year, primarily due to increased revenues, particularly license fee revenue.

Our IT Consulting segment operating income increased in the three months ended July 31, 2011, compared to same period in fiscal 2010 due to an increase in revenues and higher overall margins.

Other Income/(loss)

Other income /(loss) is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. We experienced a loss of approximately $13,000 in the three months ended July 31, 2011 compared to a gain of approximately $241,000 in the three months ended July 31, 2010. For the three months ended July 31, 2011, the decrease in other income was due primarily to realized and unrealized losses on investments as a result of weak financial market conditions, as compared to net unrealized gains on investments for the same period in the prior year and a decrease in rental income when compared to the same period last year.

For the three months ended July 31, 2011, our investments generated an annualized yield of approximately 2.39%, compared to approximately 2.16% for the three months ended July 31, 2010.

Income Taxes

Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we establish a valuation allowance against deferred tax assets for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. Our effective tax rate was 36.1% in the three months ended July 31, 2011 compared to our effective rate of 39.2% in the three months ended July 31, 2010. The effective tax rate for the current fiscal period is lower than the same period last year due to the approval of the research and development tax credit during the third quarter of fiscal 2011. We expect our effective rate to be between 36% and 39% during fiscal year 2012.

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

The following table shows information about our cash flows and liquidity positions during the three months ended July 31, 2011 and 2010. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

	Three Months Ended July 31, (in thousands)
	2011	2010
Net cash used in operating activities	$(2,021)	$(1,582)
Net cash provided by investing activities	230	3,440
Net cash used in financing activities	(1,637)	(1,820)

Net change in cash and cash equivalents	$(3,428)	$38

For the three months ended July 31, 2011, the net increase in cash used in operating activities when compared to the same period last year was due primarily to: 1) a decrease in accounts payable and other accruals due to timing of payments, 2) an increase in purchases of trading securities, 3) an increase in customer accounts receivables caused by the timing of closing customer sales, 4) a decrease in prepaid expenses due to the timing of marketing related purchases, 5) an increase in deferred revenues due to increased sales in recent quarters and the timing of revenue recognition, and 6) lower tax benefit of stock options exercised. This decrease was partially offset by: 1) higher proceeds from the sales and maturities of trading securities, 2) an increase in net earnings, 3) an increase in depreciation and amortization due to higher capitalized software amortization expense, 4) an increase in unrealized losses on investments due to weak financial market conditions compared to unrealized gains in the same period last year, 5) a decrease in deferred income taxes, 6) lower excess tax benefits from stock-based compensation and 7) higher stock-based compensation expense.

The decrease in cash provided by investing activities when compared to the same period in the prior year was due primarily to a decrease in the proceeds from the maturities of investments. This decrease was partially offset by a decrease in capitalized computer software development costs, and decreased investment in property and equipment.

Cash used in financing activities decreased when compared to the same period in the prior year due primarily to treasury share repurchases during the prior period but not in the current period, partially offset by a decrease in proceeds from the exercise of stock options and an increase in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31, (in thousands)
	2011	2010
Cash and cash equivalents	$20,500	$21,768
Short and long-term investments	32,290	31,098

Total cash and short and long-term investments	$52,790	$52,866

Net decrease in total cash and investments (three months ended July 31)	$(2,621)	$(1,013)

Our total activities used more cash and investments during the three months ended July 31, 2011, when compared to the prior year period, due primarily to changes in operating assets and liabilities noted above and the payment of the quarterly dividend.

Days Sales Outstanding in accounts receivable were 77 days as of July 31, 2011, compared to 56 days as of July 31, 2010. This increase was due mainly to the increase in sales in recent quarters and the timing of closing and collecting sales. Our current ratio on July 31, 2011 and 2010 was 2.4 to 1 and 2.2 to 1, respectively.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $52.8 million in cash and investments with no debt as of July 31, 2011, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of September 8, 2011 we have repurchased approximately 3.0 million shares of common stock at a cost of approximately $11.5 million.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At July 31, 2011, our goodwill balance was $12.6 million and our intangible assets with definite lives balance was approximately $1.7 million, net of accumulated amortization.

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

Foreign Currency. In the three months ended July 31, 2011, we generated approximately 18% of our revenues outside the United States. We typically make international sales through our foreign subsidiary or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $31,000 and $14,000 for the three months ended July 31, 2011 and 2010, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $295,000 exchange gain or loss for the three months ended July 31, 2011. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of July 31, 2011 was approximately $51.5 million compared to $51.7 million as of July 31, 2010.

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

Item 1A.         Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table summarizes repurchases of our stock in the three months ended July 31, 2011:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2011 through May 31, 2011	0	$0.00	0	1,186,290
June 1, 2011 through June 30, 2011	0	$0.00	0	1,186,290
July 1, 2011 through July 31, 2011	0	$0.00	0	1,186,290

Total Fiscal 2012 First Quarter	0	$0.00	0	1,186,290

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

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

AMERICAN SOFTWARE, INC.

Date: September 8, 2011	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: September 8, 2011	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: September 8, 2011	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer