Form 10-Q
period 2011-10-31
AMERICAN SOFTWARE INC
filed 2011-12-09
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 2, 2011
Class A Common Stock, $.10 par value	23,753,853 Shares
Class B Common Stock, $.10 par value	2,587,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2011	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$24,455	$23,928
Investments	20,861	20,639
Trade accounts receivable, less allowance for doubtful accounts of $251 at October 31, 2011 and $243 at April 30, 2011:
Billed	14,181	14,409
Unbilled	6,236	4,151
Deferred income taxes	77	77
Prepaid expenses and other current assets	3,018	2,918

Total current assets	68,828	66,122
Investments—Noncurrent	8,937	10,844
Property and equipment, net of accumulated depreciation of $28,041 at October 31, 2011 and $27,430 at April 30, 2011	5,334	5,723
Capitalized software, net of accumulated amortization of $3,913 at October 31, 2011 and $9,323 at April 30, 2011	7,575	7,562
Goodwill	12,601	12,601
Other intangibles, net of accumulated amortization of $3,852 at October 31, 2011 and $3,539 at April 30, 2011	1,567	1,880
Other assets	111	100

Total assets	$104,953	$104,832

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$982	$1,011
Accrued compensation and related costs	3,837	4,245
Dividends payable	2,368	2,345
Other current liabilities	4,461	4,493
Deferred revenue	15,938	17,307

Total current liabilities	27,586	29,401
Deferred income taxes	774	1,375

Total liabilities	28,360	30,776
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 28,075,716 shares at October 31, 2011 and 27,651,615 shares at April 30, 2011	2,808	2,765
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at October 31, 2011 and 2,747,086 shares at April 30, 2011; convertible into Class A shares on a one-for-one basis	259	275
Additional paid-in capital	90,250	88,278
Retained earnings	6,795	6,257
Class A treasury stock, 4,348,663 shares at October 31, 2011 and April 30, 2011, at cost	(23,519)	(23,519)

Total shareholders’ equity	76,593	74,056

Commitments and contingencies
Total liabilities and shareholders’ equity	$104,953	$104,832

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Revenues:
License	$7,048	$4,266	$13,736	$7,060
Services and other	10,535	9,467	19,802	18,698
Maintenance	8,015	7,220	15,769	14,289

Total revenues	25,598	20,953	49,307	40,047

Cost of revenues:
License	1,487	1,450	3,322	2,143
Services and other	7,589	6,657	14,506	13,208
Maintenance	1,888	1,845	3,653	3,501

Total cost of revenues	10,964	9,952	21,481	18,852

Gross margin	14,634	11,001	27,826	21,195

Research and development	1,949	1,909	3,899	3,686
Sales and marketing	4,795	3,836	9,101	7,153
General and administrative	3,010	3,049	6,126	5,891
Amortization of acquisition-related intangibles	135	201	270	415
Provision for doubtful accounts	29	12	120	40
Severance expenses	—	219	—	219

Total operating expenses	9,918	9,226	19,516	17,404

Operating income	4,716	1,775	8,310	3,791
Other income (expense):
Interest income	331	358	694	724
Other, net	(228)	279	(604)	154

Earnings before income taxes	4,819	2,412	8,400	4,669
Income tax expense	1,838	938	3,131	1,822

Net earnings	$2,981	$1,474	$5,269	$2,847

Earnings per common share (a):
Basic	$0.11	$0.06	$0.20	$0.11

Diluted	$0.11	$0.06	$0.20	$0.11

Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18

Shares used in the calculation of earnings per common share:
Basic	26,263	25,706	26,197	25,624

Diluted	26,825	25,986	26,802	25,955

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.11 and $0.06 for the three months ended October 31, 2011 and 2010 and $0.20 and $0.11 for the six months ended October 31, 2011 and 2010, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$5,269	$2,847
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,176	1,727
Stock-based compensation expense	586	480
Bond amortization	84	146
Tax benefit of stock options exercised	104	297
Excess tax benefits from stock-based compensation	(87)	(124)
Net loss on investments	651	45
Deferred income taxes	(601)	(407)
Changes in operating assets and liabilities:
Purchases of trading securities	(9,773)	(8,385)
Proceeds from maturities and sales of trading securities	7,423	2,764
Accounts receivable, net	(1,857)	(2,311)
Prepaid expenses and other assets	(111)	415
Accounts payable and other liabilities	(469)	376
Deferred revenue	(1,369)	(878)

Net cash provided by (used in) operating activities	2,026	(3,008)

Cash flows from investing activities:
Capitalized computer software development costs	(1,265)	(1,259)
Purchases of property and equipment, net of disposals	(222)	(320)
Proceeds from maturities of investments	3,300	6,574

Net cash provided by investing activities	1,813	4,995

Cash flows from financing activities:
Repurchase of common stock	—	(369)
Excess tax benefits from stock based compensation	87	124
Proceeds from exercise of stock options	1,309	1,513
Dividends paid	(4,708)	(4,615)

Net cash used in financing activities	(3,312)	(3,347)

Net change in cash and cash equivalents	527	(1,360)
Cash and cash equivalents at beginning of period	23,928	21,730

Cash and cash equivalents at end of period	$24,455	$20,370

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

October 31, 2011

A.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at October 31, 2011, the results of operations for the three and six months ended October 31, 2011 and 2010 and cash flows for the six months ended October 31, 2011 and 2010. The results for the three and six months ended October 31, 2011 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

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

License . We recognize license revenue in connection with license agreements for standard proprietary software upon delivery of the software, provided we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification. Furthermore, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we: (1) act as principal in the transaction, (2) take title to the products, (3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, in most cases we record our sales through the Demand Management, Inc. (“DMI”) channel on a gross basis.

Maintenance . Revenue derived from maintenance contracts primarily includes telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Maintenance contracts are typically sold for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. Maintenance fees are generally billed annually in advance. We recognize maintenance revenue ratably over the term of the maintenance agreement. In situations where we bundle all or a portion of the maintenance fee with the license fee, VSOE for maintenance is determined based on prices when sold separately.

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $472,000 and $892,000 for the three and six months ended October 31, 2011, respectively, and $326,000 and $652,000 for the three and six months ended October 31, 2010, respectively.

Indirect Channel Revenue. We recognize revenues for sales made through indirect channels principally when the distributor makes the sale to an end-user, the license fee is fixed or determinable, the license fee is nonrefundable, and the sale meets all other conditions for revenue recognition.

Deferred Revenue. Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenue is recognized.

Sales Taxes. We account for sales taxes collected from customers on a net basis.

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At October 31, 2011 and April 30, 2011, unbilled license fees were approximately $3.8 million and $1.8 million, respectively, and unbilled services revenues were approximately $2.4 million and $2.4 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

C.	Declaration of Dividend Payable

On August 23, 2011, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend was paid on December 2, 2011 to Class A and Class B shareholders of record at the close of business on November 18, 2011.

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

The calculation of diluted earnings per share is similar to the calculation of basic earnings per share, except that the calculation includes the dilutive effect of the assumed exercise of options issuable under our stock incentive plans. For our diluted earnings per share calculation for Class A shares, we use the “if-converted” method. This calculation assumes that all Class B Common Shares are converted into Class A Common Shares and, as a result, assumes there are no holders of Class B Common Shares to participate in undistributed earnings.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended October 31, 2011		Six Months Ended October 31, 2011
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.18	$0.18
Undistributed earnings	0.02	0.02	0.02	0.02

Total	$0.11	$0.11	$0.20	$0.20

Distributed earnings	$2,137	$233	$4,264	$466
Undistributed earnings	551	60	485	54

Total	$2,688	$293	$4,749	$520

Basic weighted average common shares outstanding	23,676	2,587	23,555	2,642

	Three Months Ended October 31, 2010		Six Months Ended October 31, 2010
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.18	$0.18
Undistributed loss	(0.03)	(0.03)	(0.07)	(0.07)

Total	$0.06	$0.06	$0.11	$0.11

Distributed earnings	$2,072	$247	$4,137	$494
Undistributed loss	(755)	(90)	(1,593)	(191)

Total	$1,317	$157	$2,544	$303

Basic weighted average common shares outstanding	22,959	2,747	22,876	2,748

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended October 31, 2011

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,688	23,676	$0.11
Common Stock Equivalents	—	562	—

	2,688	24,238	0.11
Class B Conversion	293	2,587	—

Diluted EPS for Class A	$2,981	26,825	$0.11

Six Months Ended October 31, 2011

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$4,749	23,555	$0.20
Common Stock Equivalents	—	605	—

	4,749	24,160	0.20
Class B Conversion	520	2,642	—

Diluted EPS for Class A	$5,269	26,802	$0.20

Three Months Ended October 31, 2010

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,317	22,959	$0.06
Common Stock Equivalents	—	280	—

	1,317	23,239	0.06
Class B Conversion	157	2,747	—

Diluted EPS for Class A	$1,474	25,986	$0.06

Six Months Ended October 31, 2010

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,544	22,876	$0.11
Common Stock Equivalents	—	331	—

	2,544	23,207	0.11
Class B Conversion	303	2,748	—

Diluted EPS for Class A	$2,847	25,955	$0.11

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended October 31, 2011

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$293	2,587	$0.11
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)	—	—

Diluted EPS for Class B	$292	2,587	$0.11

Six Months Ended October 31, 2011

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$520	2,642	$0.20
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)	—	—

Diluted EPS for Class B	$519	2,642	$0.20

Three Months Ended October 31, 2010

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$157	2,747	$0.06
Reallocation of undistributed earnings to Class B shares from Class A shares	1	—	—

Diluted EPS for Class B	$158	2,747	$0.06

Six Months Ended October 31, 2010

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$303	2,748	$0.11
Reallocation of undistributed earnings to Class B shares from Class A shares	2	—	—

Diluted EPS for Class B	$305	2,748	$0.11

For the three and six months ended October 31, 2011, we excluded options to purchase 1,159,699 and 1,011,864 Class A Common Shares, respectively, and for the three and six months ended October 31, 2010, we excluded options to purchase 2,957,804 and 2,856,052 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2011, we had a total of 3,917,577 options outstanding and, as of October 31, 2010, we had a total of 3,941,937 options outstanding.

E.	Stock-Based Compensation

During the six months ended October 31, 2011 and 2010, we granted options for 350,000 and 526,357 shares of common stock, respectively. We recorded stock option compensation cost of approximately $302,000 and $248,000 and related income tax benefits of approximately $82,000 and $60,000 during the three months ended October 31, 2011 and 2010, respectively. We recorded stock option compensation cost of approximately $586,000 and $480,000 and related income tax benefits of approximately $153,000 and $115,000 during the six months ended October 31, 2011 and 2010, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax deductions in excess of the tax benefits initially recognized for those options (excess tax benefits) as financing cash flows. During the six months ended October 31, 2011 and 2010, we realized excess tax benefits of approximately $87,000 and $124,000, respectively.

During the six months ended October 31, 2011 and 2010, we issued 264,105 and 480,057 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2011 and 2010 based on market value at the exercise dates was approximately $751,000 and $1.3 million, respectively. As of October 31, 2011, unrecognized compensation cost related to unvested stock option awards approximated $2.9 million, which we expect to recognize over a weighted average period of 1.8 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2011 and April 30, 2011, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	October 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$22,649	—	—	$22,649
Marketable securities	6,299	19,239	—	25,538

Total	$28,948	$19,239	$—	$48,187

	April 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$22,039	—	—	$22,039
Marketable securities	4,944	18,891	—	23,835

Total	$26,983	$18,891	$—	$45,874

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $277,000 and $289,000 as of October 31, 2011 and April 30, 2010, respectively, and approximately $4.0 million and $7.4 million in held-to-maturity investments as of October 31, 2011 and April 30, 2011, respectively, which are not recorded at fair value and thus are not included in the tables above. The held-to-maturity investments consist of certificates of deposits and tax-exempt state and municipal bonds as well as U.S. Government debt securities and are recorded at amortized cost. We obtain fair values for these securities from third-party broker statements. We derive the fair value amounts primarily from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at October 31, 2011 and April 30, 2011 (in thousands):

	October 31, 2011
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$292	—	—	$292
Tax-exempt state and municipal bonds	3,691	47	—	3,738

	$3,983	$47	$—	$4,030

	April 30, 2011
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$590	—	—	$590
Tax-exempt state and municipal bonds	6,769	101	(1)	6,869

	$7,359	$101	$(1)	$7,459

The contractual maturities of debt securities classified as held to maturity at October 31, 2011 and April 30, 2011 were as follows (in thousands):

	October 31, 2011	April 30, 2011
Due within one year	$3,244	$5,894
Due within two years	739	1,231
Due within three years	—	234
Due after three years	—	—

	$3,983	$7,359

G.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through October 31, 2011, we have repurchased 813,710 shares of common stock at a cost of approximately $4.1 million. As of October 31, 2011, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,348,663 shares of common stock at a cost of approximately $23.5 million.

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

The SCM segment consists of Logility, a wholly-owned subsidiary, as well as its subsidiary, DMI, which provides collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) New Generation Computing (NGC), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

Our chief operating decision maker is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses.

In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Revenues:
Enterprise Resource Planning	$3,962	$3,257	$6,480	$7,238
Collaborative Supply Chain Management	15,390	11,808	30,681	21,551
IT Consulting	6,246	5,888	12,146	11,258

	$25,598	$20,953	$49,307	$40,047

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(284)	$(1,187)	$(2,209)	$(1,775)
Collaborative Supply Chain Management	4,524	2,616	9,619	4,981
IT Consulting	476	346	900	585

	$4,716	$1,775	$8,310	$3,791

Intersegment eliminations:
Enterprise Resource Planning	$(374)	$(444)	$(741)	$(829)
Collaborative Supply Chain Management	374	444	750	829
IT Consulting	—	—	(9)	—

	—	—	—	—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(658)	$(1,631)	$(2,950)	$(2,604)
Collaborative Supply Chain Management	4,898	3,060	10,369	5,810
IT Consulting	476	346	891	585

	$4,716	$1,775	$8,310	$3,791

Capital expenditures:
Enterprise Resource Planning	$37	$15	$93	$24
Collaborative Supply Chain Management	51	43	124	296
IT Consulting	5	—	5	—

	$93	$58	$222	$320

Capitalized Software:
Enterprise Resource Planning	$—	$—	$—	$—
Collaborative Supply Chain Management	661	628	1,265	1,259
IT Consulting	—	—	—	—

	$661	$628	$1,265	$1,259

Depreciation and amortization:
Enterprise Resource Planning	$267	$288	$550	$584
Collaborative Supply Chain Management	814	879	1,624	1,142
IT Consulting	1	1	2	1

	$1,082	$1,168	$2,176	$1,727

Major Customer

For the three and six months ended October 31, 2011, we had one major customer, The Home Depot, which accounted for approximately 13.8%, or $3.5 million, and 14.0%, or $6.9 million, of total revenues, respectively. For the three and six months ended October 31, 2010, this major customer accounted for approximately 17.3%, or $3.6 million, and 16.1%, or $6.5 million, of total revenues, respectively. Revenues from our major customer for the periods reported are primarily attributable to our IT consulting segment. The related accounts receivable balance for this customer was approximately $2.5 million as of October 31, 2011, and $2.3 million as of April 30, 2011.

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

K.	Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued an accounting standard which provides guidance for arrangements with multiple deliverables which are not within the scope of the current software revenue recognition guidance. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of VSOE or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We adopted the new guidance as of May 1, 2011 and it did not have a material impact on our results of operations for the three and six months ended October 31, 2011.

L.	Subsequent Event

On November 15, 2011, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend is payable on February 28, 2012 to Class A and Class B shareholders of record at the close of business on February 10, 2012.

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

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in global credit markets.

For fiscal 2012, we expect the world economy to continue to be weak, which could result in a difficult selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment, particularly in the United States, when compared to the period prior to the last recession. However, we experienced improvement in our license fee sales close rate in our SCM business unit during the first half of the current fiscal year. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Supply Chain Management (“SCM”), (2) Enterprise Resource Planning (“ERP”) and (3) Information Technology (“IT”) Consulting. The SCM segment consists of Logility, a wholly-owned subsidiary that provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) New Generation Computing (“NGC”), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm.

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

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, royalties paid to third-party software vendors, and agent commission expenses related to license revenues generated by the indirect channel, primarily from DMI. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, other personnel-related expenses, and agent commission expenses related to maintenance revenues generated by the indirect channel, primarily from DMI. We account for the development costs of software intended for sale in accordance with the Intangibles—Goodwill and Other topic of FASB’s Accounting Standards Codification. We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2011 and 2010:

	Three Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2011	2010	2011 vs 2010
Revenues:
License	28%	20%	65%
Services and other	41	45	11
Maintenance	31	35	11

Total revenues	100	100	22

Cost of revenues:
License	6	7	3
Services and other	30	32	14
Maintenance	7	9	2

Total cost of revenues	43	48	10

Gross margin	57	52	33

Research and development	8	9	2
Sales and marketing	19	18	25
General and administrative	12	15	(1)
Amortization of acquisition-related intangibles	1	1	(33)
Provision for doubtful accounts	—	—	nm
Severance expenses	—	1	nm

Total operating expenses	39	44	8

Operating income	18	8	166

Other income (expense):
Interest income	1	2	(8)
Other, net	(1)	1	nm

Earnings before income taxes	19	11	100
Income tax expense	(7)	(4)	96

Net earnings	12%	7%	102%

nm—not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2011 and 2010:

	Six Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2011	2010	2011 vs 2010
Revenues:
License	28%	18%	95%
Services and other	40	47	6
Maintenance	32	35	10

Total revenues	100	100	23

Cost of revenues:
License	7	5	55
Services and other	29	33	10
Maintenance	7	9	4

Total cost of revenues	44	47	14

Gross margin	56	53	31

Research and development	8	9	6
Sales and marketing	18	18	27
General and administrative	12	15	4
Amortization of acquisition-related intangibles	1	1	(35)
Provision for doubtful accounts	—	—	nm
Severance expenses	—	1	nm

Total operating expenses	39	44	12

Operating income	17	9	119

Other income (expense):
Interest income	1	2	(4)
Other, net	(1)	1	nm

Earnings before income taxes	17	12	80
Income tax expense	(6)	(5)	72

Net earnings	11%	7%	85%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

Revenue

	Three Months Ended October 31,
	2011	2010	% Change	% of Total Revenue
				2011	2010
	(in thousands)
License	$7,048	$4,266	65%	28%	20%
Services and other	10,535	9,467	11%	41%	45%
Maintenance	8,015	7,220	11%	31%	35%

Total revenues	$25,598	$20,953	22%	100%	100%

	Six Months Ended October 31,
	2011	2010	% Change	% of Total Revenue
				2011	2010
	(in thousands)
License	$13,736	$7,060	95%	28%	18%
Services and other	19,802	18,698	6%	40%	47%
Maintenance	15,769	14,289	10%	32%	35%

Total revenues	$49,307	$40,047	23%	100%	100%

For the three months ended October 31, 2011, the 22% increase in revenues over the three months ended October 31, 2010 was attributable primarily to a 65% increase in license revenues and a 11% increase in both services and other revenues and maintenance revenues. For the six months ended October 31, 2011, the 23% increase in revenues over the six months ended October 31, 2010 was attributable primarily to a 95% increase in license revenues and, to a lesser extent, a 10% increase in maintenance revenues and a 6% increase in services and other revenues. The primary reason for the increase in license revenues in the three and six months ended October 31, 2011 was an improved sales close rate at our SCM unit when compared to the same period last year. The primary reason for the increase in services and other revenues in the six months ended October 31, 2011 was an increase in the level of implementation services at our SCM business unit resulting from increased sales in recent quarters and, to a lesser extent, an improvement in our IT consulting services due to increased demand for IT temporary staff and project services.

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

International revenues represented approximately 13% and 15% of total revenues in the three and six months ended October 31, 2011, respectively, and represented approximately 17% and 13% of total revenues in the three and six months ended October 31, 2010, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenue

	Three Months Ended October 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$1,346	$700	92%
Supply Chain Management	5,702	3,566	60%

Total license revenues	$7,048	$4,266	65%

	Six Months Ended October 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$1,684	$1,279	32%
Supply Chain Management	12,052	5,781	108%

Total license revenues	$13,736	$7,060	95%

For the three and six months ended October 31, 2011, license fee revenues increased 65% and 95%, respectively, when compared to the same periods in the prior year. While we expect a degree of quarterly fluctuation due to the timing of signing license fee agreements, our SCM and ERP units experienced an improvement in license fee close rates in the second quarter of the current fiscal year when compared to the same period last year due to improved sales execution combined with an improved sales pipeline. In the three and six months ended October 31, 2011, license fee revenues from our SCM business unit increased 60% and 108%, respectively, when compared to the corresponding periods in the prior year. We believe that the increase in the second quarter was due primarily to timing of closing license fee deals and, to a lesser extent, improved sales pipeline activity. Our SCM business unit constituted 81% and 88% of total license fee revenues for the three and six months ended October 31, 2011, respectively, compared to 84% and 82% for the three and six months ended October 31, 2010, respectively. Our ERP business unit license fee revenues increased by 92% and 32% for the three and six months ended October 31, 2011, respectively, when compared to the same periods in the prior year, primarily due to increased license fee sales to the apparel and retail industries.

The direct sales channel provided approximately 81% and 74% of license fee revenues for the three and six months ended October 31, 2011, respectively, compared to approximately 64% and 60% of license fee revenues for the three and six months ended October 31, 2010, respectively. The increase in the proportion of sales by our direct sales channel, which tends to target larger companies, for the current quarter when compared to the prior year period is primarily due to several large sales compared with the same time last year, partially as a result of our March 2010 acquisition of Optiant, which was added to our SCM business unit, which provided an enhanced inventory optimization product. In general, large and midsized companies do not require access to capital markets to fund expenditures to the same degree as do smaller companies. Thus, our indirect sales channel faces relatively greater challenges in the current economy, as the indirect channel tends to target smaller companies. For the three and six months ended October 31, 2011, our margins after commissions on direct sales were approximately 83% compared to 87% for the three and six months ended October 31, 2010, respectively. The margins decreased in the current periods due to the concentration of sales staff achieving certain commission rate levels when compared to the same periods last year. For the three and six months ended October 31, 2011, our margins after commissions on indirect sales were approximately 43% and 45%, respectively, compared to 51% and 52% for the three and six months ended October 31, 2010, respectively. The indirect channel margins for the current quarter decreased when compared to the same period in the prior year due to the mix of value-added reseller (VAR) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenue

	Three Months Ended October 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$1,502	$1,517	(1)%
Supply Chain Management	2,787	2,062	35%
IT Consulting	6,246	5,888	6%

Total services and other revenues	$10,535	$9,467	11%

	Six Months Ended October 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$2,601	$3,835	(32)%
Supply Chain Management	5,055	3,605	40%
IT Consulting	12,146	11,258	8%

Total services and other revenues	$19,802	$18,698	6%

For the three and six months ended October 31, 2011, services revenue increased by 11% and 6%, respectively, primarily due to increased services revenues from our SCM implementation services and IT Consulting business segments, partially offset by a decrease in our ERP business segment. For the three and six months ended October 31, 2011, services and other revenues from Logility (SCM) increased by 35% and 40%, respectively, when compared to the prior year periods. Logility services revenues increased for the current quarter due to improved license fee sales in recent periods, which tend to increase services implementation revenue. For the three and six months ended October 31, 2011, our IT Consulting segment’s revenues increased 6% and 8%, respectively, when compared to the prior year periods due to an increase in IT staffing and project work from customers. This typically occurs in the early stages of an economic recovery since companies are more inclined to hire temporary staff than permanent staff. For the three and six months ended October 31, 2011, our ERP segment’s revenues decreased 1% and 32%, respectively, when compared to the prior year periods. As noted in our Form 10-Q for the first quarter of fiscal 2011, a large ERP customer informed us that after August 2010 it would not renew a services agreement that had been in place for more than ten years. During fiscal 2010 this agreement represented approximately $1.1 million in ERP services revenue per quarter. The loss of this revenue resulted in a substantial reduction in services revenues in our ERP segment commencing in the second quarter of fiscal 2011. This services agreement was unique to this customer, and therefore we do not believe that the non-renewal of the agreement reflects a trend that will affect other services agreements or customer relationships. We have taken appropriate cost reduction efforts to mitigate the earnings impact of this lost revenue.

We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenue

	Three months Ended October 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$1,114	$1,040	7%
Supply Chain Management	6,901	6,180	12%

Total maintenance revenues	$8,015	$7,220	11%

	Six months Ended October 31,
	2011	2010	% Change
	(in thousands)
Enterprise Resource Planning	$2,195	$2,124	3%
Supply Chain Management	13,574	12,165	12%

Total maintenance revenues	$15,769	$14,289	10%

For the three and six months ended October 31, 2011, maintenance revenues increased 11% and 10%, respectively when compared to the same periods in the prior year due primarily to higher license fee sales and improved renewal rates in our SCM unit, which experienced an 12% increase in maintenance revenue for the three and six months ended October 31, 2011, respectively, when compared to the same periods last year. Our legacy ERP unit experienced increases of 7% and 3%, respectively, for the three and six months ended October 31, 2011 compared to the same periods in the prior year due to higher license fee sales and improved renewal rates when compared to the same periods in the prior year. Logility accounted for 86% of total maintenance revenues for both the three- and six-month periods ended October 31, 2011, respectively, compared to 86% and 85% of total maintenance revenues for three- and six-month periods ended October 31, 2010, respectively. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

Gross Margin:

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended October 31,				Six months ended October 31,
	2011		2010		2011		2010
Gross margin on license fees:	$5,561	79%	$2,816	66%	$10,414	76%	$4,917	70%
Gross margin on services and other:	2,946	28%	2,810	30%	5,296	27%	5,490	29%
Gross margin on maintenance:	6,127	76%	5,375	74%	12,116	77%	10,788	75%

Total gross margin:	$14,634	57%	$11,001	52%	$27,826	56%	$21,195	53%

For the three and six months ended October 31, 2011, total gross margin percentage increased when compared to the same periods in the prior year primarily due to an increase in our gross margin on license fees and, to a lesser extent, our gross margin on maintenance. This increase was partially offset by a decrease in our gross margin on services and other.

Gross Margin on License Fees

For the three and six months ended October 31, 2011, gross margin on license fees increased when compared to the same periods in the prior year due to higher license fee revenue. The increase was also due to a higher mix of direct sales. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three and six months ended October 31, 2011, the gross margin percentage on services and other revenue decreased 2% when compared to the same periods in the prior fiscal year due to increased costs related to hiring staff at our SCM business unit as a result of increased scheduled software implementation projects. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage increased by 2% for the three and six months ended October 31, 2011 when compared to the same periods last year as a result of higher maintenance revenue and cost containment efforts. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

Expenses

	Three Months Ended October 31,				Six Months Ended October 31,
	2011	2010	% of Revenue		2011	2010	% of Revenue
			2011	2010			2011	2010
	(in thousands)				(in thousands)
Research and development	$1,949	$1,909	8%	9%	$3,899	$3,686	8%	9%
Sales and marketing	4,795	3,836	19%	18%	9,101	7,153	18%	18%
General and administrative	3,039	3,061	12%	15%	6,246	5,931	13%	15%
Amortization of acquisition-related intangible assets	135	201	1%	1%	270	415	1%	1%
Severance expenses	—	219	0%	1%	—	219	0%	1%
Other income (expense), net	103	637	0%	3%	90	878	0%	3%
Income tax expense	1,838	938	7%	4%	3,131	1,822	6%	5%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	October 31, 2011	Percent Change	October 31, 2010
Total capitalized computer software development costs	$661	5%	$628
Percentage of gross product research and development costs	25%		25%
Total research and development expense	1,949	2%	1,909

Percentage of total revenues	8%		9%
Total research and development expense and capitalized computer software development costs	$2,610	3%	$2,537

Percentage of total revenues	10%		12%
Total amortization of capitalized computer software development costs *	$626	(1)%	$629

	Six months ended (in thousands)
	October 31, 2011	Percent Change	October 31, 2010
Total capitalized computer software development costs	$1,265	1%	$1,259
Percentage of gross product research and development costs	25%		25%
Total research and development expense	3,899	6%	3,686

Percentage of total revenues	8%		9%
Total research and development expense and capitalized computer software development costs	$5,164	4%	$4,945

Percentage of total revenues	10%		12%
Total amortization of capitalized computer software development costs *	$1,252	97%	$634

*	Included in cost of license fees

For the three and six months ended October 31, 2011, gross product research and development costs increased when compared to the same periods in the previous fiscal year due to an increase in research and development spending on enhancement of several software products. Capitalized software development costs increased for the three and six months ended October 31, 2011 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable research and development projects and we expect capitalized software amortization expense to remain relatively the same for the remainder of the fiscal year. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and six months ended October 31, 2011, sales and marketing expenses increased 25% and 27%, respectively, when compared to the same periods a year ago primarily due to increased sales commission expense resulting from increased license fee sales and, to a lesser extent, increases in sales headcount. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended October 31, 2011, the 1% decrease in general and administrative expenses was primarily due to lower legal, audit and tax compliance costs partially offset by increased variable compensation. For the six months ended October 31, 2011, the 5% increase in general and administrative expenses was primarily due to increased variable compensation.

At October 31, 2011, the total number of employees was 320 compared to 274 at October 31, 2010.

Termination Benefits

As noted in our Form 10-Q for the first quarter of fiscal 2011, a large ERP customer informed us that after August 2010 it would not renew a services agreement that had been in place for more than ten years. As a result, in the three months ended October 31, 2010, we took appropriate cost reduction efforts, including reducing headcount, to mitigate the earnings impact of the lost revenue. This services agreement was unique to this customer, and therefore we do not believe that the non-renewal of the agreement reflects a trend that will affect other services agreements or customer relationships.

Operating Income/(Loss)

	Three Months Ended October 31,			Six Months Ended October 31,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning	$(284)	$(1,187)	(76)%	$(2,209)	$(1,775)	24%
Collaborative Supply Chain Management	4,524	2,616	73%	9,619	4,981	93%
IT Consulting	476	346	38%	900	585	54%

Total Operating Income	$4,716	$1,775	166%	$8,310	$3,791	119%

Our ERP segment operating loss in the three months ended October 31, 2011 improved 76% from the loss in the same period the prior year due to increased revenues. Our ERP segment operating loss in the six months ended October 31, 2011 increased by 24% from the loss in the same period in the prior year due lower revenues as a result of 1) a difficult selling environment due to the overall general economic conditions in the U.S., and 2) effective August 2010, a large ERP customer did not renew a service agreement that had been in place for more than ten years. During fiscal 2010, this agreement represented approximately $1.1 million in ERP services revenue per quarter. We have taken appropriate cost reduction measures to mitigate the earnings impact of this lost revenue.

Our SCM segment’s contribution to operating income increased by 73% and 93% for the three and six months ended October 31, 2011, respectively, compared to same periods last year. This increase was primarily due to the 30% and 42% increase in Logility revenue for the three and six months ended October 31, 2011, respectively, compared to the same periods last year.

Our IT consulting segment operating income increased 38% and 54% for the three and six months ended October 31, 2011, respectively, compared to same period in fiscal 2010 due to a 6% and an 8% increase in revenues for the three and six months ended October 31, 2011, respectively. This increased revenue is a result of more IT staffing and project work from our customers, especially the IT consulting segment’s principal customer, The Home Depot.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three and six months ended October 31, 2011, the decrease in other income was due primarily to: 1) higher realized and unrealized losses on investments as a result of poor financial market conditions when compared to the same period of the prior year, 2) an exchange rate loss compared to a gain in the same period last year, 3) decreased interest income on an investment portfolio consisting of a greater proportion of certificates of deposit and municipal bonds, and, to a lesser extent, 4) lower rental income when compared to the same period last year. We recorded losses of approximately $240,000 and $651,000 for the three and six months ended October 31, 2011, respectively, compared to a gain of approximately $118,000 and a loss of $45,000 for the three and six months ended October 31, 2010, respectively, from our trading securities.

For the three and six months ended October 31, 2011, our investments generated an annualized yield of approximately 2.57% and 2.67%, respectively, compared to approximately 2.80% and 2.79% for the three and six months ended October 31, 2010, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended October 31, 2011, our effective tax rate was 38.1% compared to our effective tax rate of 38.9% in the three months ended October 31, 2010. During the six months ended October 31, 2011, our effective tax rate was 37.3% compared to our effective tax rate of 39.0% in the six months ended October 31, 2010. The effective tax rates for the current fiscal periods are lower than the same periods last year due to an increase in stock option tax deductions from more option exercises when compared to the same period last year. We expect our effective rate to be between 37% and 39% during fiscal year 2012.

The Company’s 2009 U.S. Federal Income Tax Return was audited by the Internal Revenue Service, and the examination was concluded in October 2011 with no changes to the return as originally filed.

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

The following table shows information about our cash flows and liquidity positions during the six months ended October 31, 2011 and 2010. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

	Six Months Ended October 31, (in thousands)
	2011	2010
Net cash provided by (used in) operating activities	$2,026	$(3,008)
Net cash provided by investing activities	1,813	4,995
Net cash used in financing activities	(3,312)	(3,347)

Net change in cash and cash equivalents	$527	$(1,360)

For the six months ended October 31, 2011, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to: 1) higher proceeds from the maturity and sales of trading securities, 2) an increase in net earnings, 3) an increase in unrealized losses on investments due to a poor conditions in financial markets compared to the same period last year, 4) a lower increase in customer accounts receivables caused by the timing of closing customer sales and related collections, 5) an increase in depreciation and amortization due to the increase in amortization expense from the Voyager 8.0 release in July 2010, 6) higher stock-based compensation expense, and 7) lower tax benefit of stock options exercised. This increase was partially offset by: 1) an increase in purchases of trading securities, 2) a decrease in accounts payable and other accruals due to timing of payments, 3) an increase in prepaid expenses due to the timing of purchases, 4) a decrease in deferred revenues due to timing of revenue recognition, 5) a decrease in deferred income taxes due to timing, 6) lower excess tax benefit from stock-based compensation, and 7) a decrease in bond amortization.

The decrease in cash provided by investing activities when compared to the same period in the prior year was due primarily to a decrease in the proceeds from the maturities of investments and an increase in capitalized computer software development costs. This increase was partially offset by a decrease in purchases of property and equipment.

Cash used in financing activities decreased due primarily to no repurchase of our common stock in the current period when compared to the same period last year. This decrease was partially offset by a decrease in proceeds from exercise of stock options , an increase in dividends paid and a decrease in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of October 31, (in thousands)
	2011	2010
Cash and cash equivalents	$24,455	$20,370
Short and long-term investments	29,798	31,023

Total cash and short and long-term investments	$54,253	$51,393

Net decrease in total cash and investments (six months ended October 31)	$(1,158)	$(2,486)

Our total activities used less cash and investments during the six months ended October 31, 2011, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above and the payment of the quarterly dividend.

Days Sales Outstanding in accounts receivable were 73 days as of October 31, 2011, compared to 58 days as of October 31, 2010 . This increase is primarily due to increased sales in recent quarters. Our current ratio on October 31, 2011 was 2.5 to 1 and on October 31, 2010 was 2.3 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $54.3 million in cash and investments with no debt as of October 31, 2011, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 17, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these three repurchase plans, as of December 8, 2011 we have repurchased a total of approximately 3.0 million shares of common stock at a cost of approximately $11.5 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to VSOE, bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Valuation of Long-Lived and Intangible Assets. In accordance with the Intangibles-Goodwill and Other Topic of the FASB’s Accounting Standards Codification, we do not amortize goodwill and other intangible assets with indefinite lives. Our goodwill is subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

In accordance with the Property, Plant, and Equipment Topic of the FASB’s Accounting Standards Codification, long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At October 31, 2011, our goodwill balance was $12.6 million and our intangible assets with definite lives balance was approximately $1.6 million, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with the Intangibles-Goodwill and Other Topic of the FASB’s Accounting Standards Codification. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, we capitalize all software development costs and report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the condensed consolidated statements of operations.

Stock-Based Compensation. We estimate the value of options granted on the date of grant using the Black-Scholes option pricing model. Management’s judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock compensation expense. We periodically review all assumptions used in our stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock compensation expense.

Income Taxes. We provide for the effect of income taxes on our financial position and results of operations in accordance with the Income Tax Topic of the FASB’s Accounting Standards Codification. Under this accounting guidance, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, and projected tax credits. Changes in tax law or our interpretation of tax laws could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our deferred tax assets take into account our expectations of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years, which could significantly increase tax expense, could render inaccurate our current assumptions, judgments and estimates of recoverable net deferred taxes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In the three and six months ended October 31, 2011, we generated approximately 13% and 15%, respectively, of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $92,000 and $123,000 for the three and six months ended October 31, 2011, respectively, compared to exchange rate gains of approximately $61,000 and $46,000 for the three and six months ended October 31, 2010, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $247,000 exchange gain or loss for the six months ended October 31, 2011. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of October 31, 2011 was approximately $52.5 million compared to $50.7 million as of October 31, 2010.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2011. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K,

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended October 31, 2011:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2011 through August 31, 2011	0	$0.00	0	1,186,290
September 1, 2011 through September 30, 2011	0	$0.00	0	1,186,290
October 1, 2011 through October 31, 2011	0	$0.00	0	1,186,290

Total Fiscal 2012 Second Quarter	0	$0.00	0	1,186,290

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 9, 2011	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: December 9, 2011	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 9, 2011	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer