Form 10-Q
period 2012-01-31
AMERICAN SOFTWARE INC
filed 2012-03-08
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 2, 2012
Class A Common Stock, $.10 par value	24,196,476 Shares
Class B Common Stock, $.10 par value	2,587,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended January 31, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2012	April 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$33,153	$23,928
Investments	21,158	20,639
Trade accounts receivable, less allowance for doubtful accounts of $253 at January 31, 2012 and $243 at April 30, 2011:
Billed	14,639	14,409
Unbilled	4,268	4,151
Deferred income taxes	94	77
Prepaid expenses and other current assets	2,800	2,918

Total current assets	76,112	66,122
Investments—Noncurrent	7,224	10,844
Property and equipment, net of accumulated depreciation of $28,334 at January 31, 2012 and $27,430 at April 30, 2011	5,076	5,723
Capitalized software, net of accumulated amortization of $4,538 at January 31, 2012 and $9,323 at April 30, 2011	7,640	7,562
Goodwill	12,601	12,601
Other intangibles, net of accumulated amortization of $1,530 at January 31, 2012 and $3,539 at April 30, 2011	1,413	1,880
Other assets	85	100

Total assets	$110,151	$104,832

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,432	$1,011
Accrued compensation and related costs	4,312	4,245
Dividends payable	2,410	2,345
Other current liabilities	3,445	4,493
Deferred revenue	17,802	17,307

Total current liabilities	29,401	29,401
Deferred income taxes	909	1,375

Total liabilities	30,310	30,776
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 28,529,669 shares at January 31, 2012 and 27,651,615 shares at April 30, 2011	2,853	2,765
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at January 31, 2012 and 2,747,086 shares at April 30, 2011; convertible into Class A shares on a one-for-one basis	259	275
Additional paid-in capital	93,271	88,278
Retained earnings	6,977	6,257
Class A treasury stock, 4,348,663 shares at January 31, 2012 and April 30, 2011, at cost	(23,519)	(23,519)

Total shareholders’ equity	79,841	74,056

Commitments and contingencies
Total liabilities and shareholders’ equity	$110,151	$104,832

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Revenues:
License	$6,803	$4,197	$20,539	$11,257
Services and other	10,289	8,711	30,091	27,409
Maintenance	8,305	7,460	24,074	21,749

Total revenues	25,397	20,368	74,704	60,415

Cost of revenues:
License	2,148	1,609	5,469	3,752
Services and other	7,876	6,622	22,382	19,830
Maintenance	1,871	1,791	5,524	5,292

Total cost of revenues	11,895	10,022	33,375	28,874

Gross margin	13,502	10,346	41,329	31,541

Research and development	2,080	1,921	5,979	5,607
Sales and marketing	4,536	3,628	13,637	10,781
General and administrative	3,362	2,874	9,488	8,765
Amortization of acquisition-related intangibles	135	135	404	550
Provision for doubtful accounts	96	2	217	42
Severance expenses	—	—	—	219

Total operating expenses	10,209	8,560	29,725	25,964

Operating income	3,293	1,786	11,604	5,577
Other income (expense):
Interest income	303	360	997	1,084
Other, net	182	106	(423)	260

Earnings before income taxes	3,778	2,252	12,178	6,921
Income tax expense	1,186	488	4,316	2,310

Net earnings	$2,592	$1,764	$7,862	$4,611

Earnings per common share (a):
Basic	$0.10	$0.07	$0.30	$0.18

Diluted	$0.10	$0.07	$0.29	$0.18

Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.27

Shares used in the calculation of earnings per common share:
Basic	26,531	25,807	26,308	25,684

Diluted	27,271	26,309	26,959	26,061

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.10 and $0.07 for the three months ended January 31, 2012 and 2011, respectively, and $0.29 and $0.18 for the nine months ended January 31, 2012 and 2011, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$7,862	$4,611
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,248	2,825
Stock-based compensation expense	932	729
Bond amortization	100	194
Tax benefit of stock options exercised	674	302
Excess tax benefits from stock-based compensation	(468)	(134)
Net loss on investments	479	66
Deferred income taxes	(483)	(215)
Changes in operating assets and liabilities:
Purchases of trading securities	(13,515)	(12,336)
Proceeds from maturities and sales of trading securities	11,102	5,038
Accounts receivable, net	(347)	(2,297)
Prepaid expenses and other assets	133	602
Accounts payable and other liabilities	(560)	920
Deferred revenue	495	1,145

Net cash provided by operating activities	9,652	1,450

Cash flows from investing activities:
Capitalized computer software development costs	(1,955)	(1,785)
Purchases of property and equipment, net of disposals	(257)	(423)
Proceeds from maturities of investments	4,935	8,248

Net cash provided by investing activities	2,723	6,040

Cash flows from financing activities:
Repurchase of common stock	—	(369)
Excess tax benefits from stock based compensation	468	134
Proceeds from exercise of stock options	3,459	1,785
Dividends paid	(7,077)	(9,255)

Net cash used in financing activities	(3,150)	(7,705)

Net change in cash and cash equivalents	9,225	(215)
Cash and cash equivalents at beginning of period	23,928	21,730

Cash and cash equivalents at end of period	$33,153	$21,515

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

January 31, 2012

A.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at January 31, 2012, the results of operations for the three and nine months ended January 31, 2012 and 2011 and cash flows for the nine months ended January 31, 2012 and 2011. The results for the three and nine months ended January 31, 2012 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $434,000 and $1.3 million for the three and nine months ended January 31, 2012, respectively, and $278,000 and $930,000 for the three and nine months ended January 31, 2011, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At January 31, 2012 and April 30, 2011, unbilled license fees were approximately $1.3 million and $1.8 million, respectively, and unbilled services revenues were approximately $3.0 million and $2.4 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

C.	Declaration of Dividend Payable

On November 15, 2011, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend was paid on February 28, 2012 to Class A and Class B shareholders of record at the close of business on February 10, 2012.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	23,944	23,944	23,944	23,944
	Three Months Ended January 31, 2012		Nine Months Ended January 31, 2012
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.27	$0.27
Undistributed earnings	0.01	0.01	0.03	0.03

Total	$0.10	$0.10	$0.30	$0.30

Distributed earnings	$2,177	$233	$6,442	$698
Undistributed earnings	164	18	650	72

Total	$2,341	$251	$7,092	$770

Basic weighted average common shares outstanding	23,944	2,587	23,684	2,624

	23,944	23,944	23,944	23,944
	Three Months Ended January 31, 2011		Nine Months Ended January 31, 2011
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.27	$0.27
Undistributed loss	(0.02)	(0.02)	(0.09)	(0.09)

Total	$0.07	$0.07	$0.18	$0.18

Distributed earnings	$2,074	$247	$6,211	$742
Undistributed loss	(498)	(59)	(2,091)	(251)

Total	$1,576	$188	$4,120	$491

Basic weighted average common shares outstanding	23,060	2,747	22,937	2,747

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended January 31, 2012

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,341	23,944	$0.10
Common Stock Equivalents	—	740	—

	2,341	24,684	0.10
Class B Conversion	251	2,587	—

Diluted EPS for Class A	$2,592	27,271	$0.10

Nine Months Ended January 31, 2012

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$7,092	23,684	$0.30
Common Stock Equivalents	—	651	—

	7,092	24,335	0.29
Class B Conversion	770	2,624	—

Diluted EPS for Class A	$7,862	26,959	$0.29

*	Amounts adjusted for rounding

Three Months Ended January 31, 2011

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,576	23,060	$0.07
Common Stock Equivalents	—	502	—

	1,576	23,562	0.07
Class B Conversion	188	2,747	—

Diluted EPS for Class A	$1,764	26,309	$0.07

Nine Months Ended January 31, 2011

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$4,120	22,937	$0.18
Common Stock Equivalents	—	377	—

	4,120	23,314	0.18
Class B Conversion	491	2,747	—

Diluted EPS for Class A	$4,611	26,061	$0.18

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended January 31, 2012

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$251	2,587	$0.10
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)	—	—

Diluted EPS for Class B	$250	2,587	$0.10

Nine Months Ended January 31, 2012

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$770	2,624	$0.29
Reallocation of undistributed earnings to Class A shares from Class B shares	(2)	—	—

Diluted EPS for Class B	$768	2,624	$0.29

Three Months Ended January 31, 2011

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$188	2,747	$0.07
Reallocation of undistributed earnings to Class B shares from Class A shares	1	—	—

Diluted EPS for Class B	$189	2,747	$0.07

Nine Months Ended January 31, 2011

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$491	2,747	$0.18
Reallocation of undistributed earnings to Class B shares from Class A shares	4	—	—

Diluted EPS for Class B	$495	2,747	$0.18

For the three and nine months ended January 31, 2012, we excluded options to purchase 924,805 and 1,041,625 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2011, we excluded options to purchase 1,228,445 and 2,030,866 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2012, we had a total of 3,788,239 options outstanding and, as of January 31, 2011, we had a total of 4,024,943 options outstanding.

E.	Stock-Based Compensation

During the nine months ended January 31, 2012 and 2011, we granted options for 682,500 and 695,357 shares of common stock, respectively. We recorded stock option compensation cost of approximately $346,000 and $247,000 and related income tax benefits of approximately $91,000 and $61,000 during the three months ended January 31, 2012 and 2011, respectively. We recorded stock option compensation cost of approximately $932,000 and $729,000 and related income tax benefits of approximately $242,000 and $176,000 during the nine months ended January 31, 2012 and 2011, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax deductions in excess of the tax benefits initially recognized for those options (excess tax benefits) as financing cash flows. During the nine months ended January 31, 2012 and 2011, we realized excess tax benefits of approximately $468,000 and $134,000, respectively.

During the nine months ended January 31, 2012 and 2011, we issued 722,358 and 549,564 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2012 and 2011 based on market value at the exercise dates was approximately $2.7 million and $1.4 million, respectively. As of January 31, 2012, unrecognized compensation cost related to unvested stock option awards approximated $3.6 million, which we expect to recognize over a weighted average period of 1.9 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2012 and April 30, 2011, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	January 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$29,589	—	—	$29,589
Marketable securities	7,880	17,887	—	25,767

Total	$37,469	$17,887	$—	$55,356

	April 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$22,039	—	—	$22,039
Marketable securities	4,944	18,891	—	23,835

Total	$26,983	$18,891	$—	$45,874

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $273,000 and $289,000 as of January 31, 2012 and April 30, 2011, respectively, and approximately $2.3 million and $7.4 million in held-to-maturity investments as of January 31, 2012 and April 30, 2011, respectively, which are not recorded at fair value and thus are not included in the tables above. The held-to-maturity investments consist of certificates of deposits, and tax-exempt state and municipal bonds, and are recorded at amortized cost. We obtain fair values for these securities from third-party broker statements. We derive the fair value amounts primarily from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at January 31, 2012 and April 30, 2011 (in thousands):

	$7,359	$7,359	$7,359	$7,359
	January 31, 2012
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$192	—	—	$192
Tax-exempt state and municipal bonds	2,150	27	—	2,177

	$2,342	$27	$—	$2,369

	$7,359	$7,359	$7,359	$7,359
	April 30, 2011
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$590	—	—	$590
Tax-exempt state and municipal bonds	6,769	101	(1)	6,869

	$7,359	$101	$(1)	$7,459

The contractual maturities of debt securities classified as held to maturity at January 31, 2012 and April 30, 2011 were as follows (in thousands):

	January 31, 2012	April 30, 2011
Due within one year	$1,887	$5,894
Due within two years	455	1,231
Due within three years	—	234
Due after three years	—	—

	$2,342	$7,359

G.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through January 31, 2012, we have repurchased 813,710 shares of common stock at a cost of approximately $4.1 million. As of January 31, 2012, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,348,663 shares of common stock at a cost of approximately $23.5 million.

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

In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2012 and 2011:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Revenues:
Enterprise Resource Planning	$3,397	$2,845	$9,877	$10,084
Collaborative Supply Chain Management	15,616	11,913	46,297	33,464
IT Consulting	6,384	5,610	18,530	16,867

	$25,397	$20,368	$74,704	$60,415

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,340)	$(1,226)	$(3,547)	$(3,002)
Collaborative Supply Chain Management	4,166	2,799	13,784	7,781
IT Consulting	467	213	1,367	798

	$3,293	$1,786	$11,604	$5,577

Intersegment eliminations:
Enterprise Resource Planning	$(378)	$(437)	$(1,119)	$(1,267)
Collaborative Supply Chain Management	378	437	1,128	1,267
IT Consulting	—	—	(9)	—

	—	—	—	—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,718)	$(1,663)	$(4,666)	$(4,269)
Collaborative Supply Chain Management	4,544	3,236	14,912	9,048
IT Consulting	467	213	1,358	798

	$3,293	$1,786	$11,604	$5,577

Capital expenditures:
Enterprise Resource Planning	$4	$34	$97	$58
Collaborative Supply Chain Management	31	63	155	359
IT Consulting	—	6	5	6

	$35	$103	$257	$423

Capitalized Software:
Enterprise Resource Planning	$—	$—	$—	$—
Collaborative Supply Chain Management	689	526	1,955	1,785
IT Consulting	—	—	—	—

	$689	$526	$1,955	$1,785

Depreciation and amortization:
Enterprise Resource Planning	$254	$287	$805	$871
Collaborative Supply Chain Management	816	810	2,440	1,952
IT Consulting	1	1	3	2

	$1,071	$1,098	$3,248	$2,825

Major Customer

For the three and nine months ended January 31, 2012, we had one major customer, The Home Depot, which accounted for approximately 15.4%, or $3.9 million, and 14.5%, or $10.8 million, of total revenues, respectively. For the three and nine months ended January 31, 2011, this major customer accounted for approximately 15.9%, or $3.2 million, and 16.1%, or $9.7 million, of total revenues, respectively. Revenues from our major customer for the periods reported are primarily attributable to our IT consulting segment. The related accounts receivable balance for this customer was approximately $2.3 million as of January 31, 2012 and April 30, 2011.

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

K.	Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued an accounting standard which provides guidance for arrangements with multiple deliverables which are not within the scope of the current software revenue recognition guidance. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of VSOE or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We adopted the new guidance as of May 1, 2011 and it did not have a material impact on our results of operations for the three and nine months ended January 31, 2012.

In September 2011, the FASB issued an accounting standard which allows an entity to use a qualitative approach to test goodwill for impairment. The standard permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This standard is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption on our consolidated financial statements.

L.	Subsequent Event

On February 23, 2012, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend is payable on May 31, 2012 to Class A and Class B shareholders of record at the close of business on May 14, 2012.

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

For the remainder of fiscal 2012, we expect the world economy to continue to be weak, which could result in a difficult selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment, particularly in the United States, when compared to the period prior to the last recession. However, we have experienced improvement in our license fee sales close rate in our SCM business unit. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Supply Chain Management (SCM), (2) Enterprise Resource Planning (ERP) and (3) Information Technology (IT) Consulting. The SCM segment consists of Logility, a wholly-owned subsidiary that provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) New Generation Computing (“NGC”), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2012 and 2011:

	Three Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2012	2011	2012 vs. 2011
Revenues:
License	27%	20%	62%
Services and other	40	43	18
Maintenance	33	37	11

Total revenues	100	100	25

Cost of revenues:
License	9	8	33
Services and other	31	32	19
Maintenance	7	9	4

Total cost of revenues	47	49	19

Gross margin	53	51	31

Research and development	8	9	8
Sales and marketing	18	18	25
General and administrative	13	14	17
Amortization of acquisition-related intangibles	1	1	—
Provision for doubtful accounts	—	—	nm

Total operating expenses	40	42	19

Operating income	13	9	84

Other income (expense):
Interest income	1	2	(16)
Other, net	1	—	72

Earnings before income taxes	15	11	68
Income tax expense	(5)	(2)	143

Net earnings	10%	9%	47%

nm—not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2012 and 2011:

	Nine Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2012	2011	2012 vs. 2011
Revenues:
License	28%	19%	82%
Services and other	40	45	10
Maintenance	32	36	11

Total revenues	100	100	24

Cost of revenues:
License	7	6	46
Services and other	30	33	13
Maintenance	8	9	4

Total cost of revenues	45	48	16

Gross margin	55	52	31

Research and development	8	9	7
Sales and marketing	18	18	26
General and administrative	13	15	8
Amortization of acquisition-related intangibles	1	1	(27)
Provision for doubtful accounts	—	—	nm
Severance expenses	—	—	nm

Total operating expenses	40	43	14

Operating income	15	9	108
Other income (expense):
Interest income	1	2	(8)
Other, net	—	—	nm

Earnings before income taxes	16	11	76
Income tax expense	(6)	(4)	87

Net earnings	10%	8%	71%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 AND 2011

REVENUE

	Three Months Ended January 31,
	2012	2011	% Change	% of Total Revenue
				2012	2011
	(in thousands)
License	$6,803	$4,197	62%	27%	20%
Services and other	10,289	8,711	18%	40%	43%
Maintenance	8,305	7,460	11%	33%	37%

Total revenues	$25,397	$20,368	25%	100%	100%

	Nine Months Ended January 31,
	2012	2011	% Change	% of Total Revenue
				2012	2011
	(in thousands)
License	$20,539	$11,257	82%	28%	19%
Services and other	30,091	27,409	10%	40%	45%
Maintenance	24,074	21,749	11%	32%	36%

Total revenues	$74,704	$60,415	24%	100%	100%

For the three months ended January 31, 2012, the 25% increase in revenues over the three months ended January 31, 2011 was attributable primarily to a 62% increase in license revenues, an 18% increase in services and other revenues and an 11% increase in maintenance revenues. For the nine months ended January 31, 2012, the 24% increase in revenues over the nine months ended January 31, 2011 was attributable primarily to an 82% increase in license revenues and, to a lesser extent, an 11% increase in maintenance revenues and a 10% increase in services and other revenues. The primary reason for the increase in license revenues in the three and nine months ended January 31, 2012 was an improved sales close rate at our SCM unit when compared to the same period last year. The primary reason for the increase in services and other revenues in the three and nine months ended January 31, 2012 was an increase in the level of implementation services at our SCM business unit resulting from increased sales in recent quarters and, to a lesser extent, an improvement in our IT consulting services due to increased demand for IT temporary staff and project services.

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

International revenues represented approximately 17% and 16% of total revenues in the three and nine months ended January 31, 2012, respectively, and represented approximately 15% and 14% of total revenues in the three and nine months ended January 31, 2011, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenue

	0000000	0000000	0000000
	Three Months Ended January 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$969	$452	114%
Supply Chain Management	5,834	3,745	56%

Total license revenues	$6,803	$4,197	62%

	0000000	0000000	0000000
	Nine Months Ended January 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$2,653	$1,731	53%
Supply Chain Management	17,886	9,526	88%

Total license revenues	$20,539	$11,257	82%

For the three and nine months ended January 31, 2012, license fee revenues increased 62% and 82%, respectively, when compared to the same periods in the prior year. While we expect a degree of quarterly fluctuation due to the timing of signing license fee agreements, our SCM and ERP units experienced an improvement in license fee close rates in the current fiscal year when compared to the same period last year due to improved sales execution combined with an improved sales pipeline (see next paragraph). In the three and nine months ended January 31, 2012, license fee revenues from our SCM business unit increased 56% and 88%, respectively, when compared to the corresponding periods in the prior year. We believe that the increase in the third quarter was due primarily to an improved sales pipeline when compared to the same period last year. Our SCM business unit constituted 86% and

87% of total license fee revenues for the three and nine months ended January 31, 2012, respectively, compared to 89% and 85% for the three and nine months ended January 31, 2011, respectively. Our ERP business unit license fee revenues increased by 114% and 53% for the three and nine months ended January 31, 2012, respectively, when compared to the same periods in the prior year, primarily due to increased license fee sales to the apparel and retail industries.

The direct sales channel provided approximately 62% and 70% of license fee revenues for the three and nine months ended January 31, 2012, respectively, compared to approximately 55% and 58% of license fee revenues for the three and nine months ended January 31, 2011, respectively. The increase in the proportion of sales by our direct sales channel, which tends to target larger companies, when compared to the prior year period is primarily due to several large sales compared with the same time last year, partially as a result of our March 2010 acquisition of Optiant, which was added to our SCM business unit and provided an enhanced inventory optimization product. In general, large and midsized companies do not require access to capital markets to fund expenditures to the same degree as do smaller companies. Our indirect sales channel faces relatively greater challenges in the current economy, as the indirect channel tends to target smaller companies. However, during the third quarter of fiscal 2012, indirect sales increased 39% when compared to the same period last year due to improved pipeline activity from an improving capital spending environment in smaller companies. For the three and nine months ended January 31, 2012, our margins after commissions on direct sales were approximately 81% and 83% compared to 84% and 86% for the three and nine months ended January 31, 2011, respectively. The margins decreased in the current periods due to the concentration of sales staff achieving certain commission rate levels when compared to the same periods last year. For the three and nine months ended January 31, 2012, our margins after commissions on indirect sales were approximately 50% and 47%, respectively, compared to 51% and 52% for the three and nine months ended January 31, 2011, respectively. The indirect channel margins for the current quarter decreased slightly when compared to the same period in the prior year due to the mix of value-added reseller (VAR) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenue

	Three Months Ended January 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$1,297	$1,329	(2)%
Supply Chain Management	2,608	1,772	47%
IT Consulting	6,384	5,610	14%

Total services and other revenues	$10,289	$8,711	18%

	Nine Months Ended January 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$3,898	$5,165	(25)%
Supply Chain Management	7,663	5,377	43%
IT Consulting	18,530	16,867	10%

Total services and other revenues	$30,091	$27,409	10%

For the three and nine months ended January 31, 2012, services revenue increased by 18% and 10%, respectively, primarily due to increased services revenues from our SCM implementation services and IT Consulting business segments, partially offset by a decrease in our ERP business segment. For the three and nine months ended January 31, 2012, services and other revenues from Logility (SCM) increased by 47% and 43%, respectively, when compared to the prior year periods. Logility services revenues increased for the current quarter due to improved license fee sales in recent periods, which tend to increase services implementation revenue. For the three and nine months ended January 31, 2012, our IT Consulting segment’s revenues increased 14% and 10%, respectively, when compared to the prior year periods due to an increase in IT staffing and project work from customers. This typically occurs in the early stages of an economic recovery since companies are more inclined to hire temporary staff than permanent staff. For the three and nine months ended January 31, 2012, our ERP segment’s revenues decreased 2% and 25%, respectively, when compared to the prior year periods. As originally noted in our Form 10-Q for the first quarter of fiscal 2011, a large ERP customer informed us that after August 2010 it would not renew a services agreement that had been in place for more than ten years. During fiscal 2010 this agreement represented approximately $1.1 million in ERP services revenue per quarter. The loss of this revenue resulted in a substantial reduction in services revenues in our ERP segment commencing in the second quarter of fiscal 2011. This services agreement was unique to this customer, and therefore we do not believe that the non-renewal of the agreement reflects a trend that will affect other services agreements or customer relationships. We have taken appropriate cost reduction efforts to mitigate the earnings impact of this lost revenue.

We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenue

	Three months Ended January 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$1,131	$1,064	6%
Supply Chain Management	7,174	6,396	12%

Total maintenance revenues	$8,305	$7,460	11%

	Nine months Ended January 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$3,326	$3,188	4%
Supply Chain Management	20,748	18,561	12%

Total maintenance revenues	$24,074	$21,749	11%

For the three and nine months ended January 31, 2012, maintenance revenues increased 11% when compared to the same periods in the prior year due primarily to higher license fee sales and improved renewal rates in our SCM unit, which experienced a 12% increase in maintenance revenue for the three and nine months ended January 31, 2012, respectively, when compared to the same periods last year. Our legacy ERP unit experienced increases of 6% and 4%, respectively, for the three and nine months ended January 31, 2012 compared to the same periods in the prior year due to higher license fee sales to the apparel and retail industry and improved renewal rates when compared to the same periods in the prior year. Logility accounted for 86% of total maintenance revenues for both the three- and nine-month periods ended January 31, 2012, respectively, compared to 86% and 85% of total maintenance revenues for three- and nine-month periods ended January 31, 2011, respectively. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
	2012		2011		2012		2011
Gross margin on license fees:	$4,655	68%	$2,588	62%	$15,070	73%	$7,505	67%
Gross margin on services and other:	2,413	23%	2,089	24%	7,709	26%	7,579	28%
Gross margin on maintenance:	6,434	77%	5,669	76%	18,550	77%	16,457	76%

Total gross margin:	$13,502	53%	$10,346	51%	$41,329	55%	$31,541	52%

For the three and nine months ended January 31, 2012, total gross margin percentage increased when compared to the same periods in the prior year primarily due to an increase in our gross margin on license fees and, to a lesser extent, our gross margin on maintenance. This increase was partially offset by a decrease in our gross margin percentage on services and other.

Gross Margin on License Fees

For the three and nine months ended January 31, 2012, gross margin on license fees increased when compared to the same periods in the prior year due to higher license fee revenue. The increase was also due to a higher mix of direct sales. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three and nine months ended January 31, 2012, the gross margin percentage on services and other revenue decreased 1% and 2%, respectively, when compared to the same periods in the prior year due to increased costs related to hiring staff at our SCM business unit as a result of increased scheduled software implementation projects. Services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage increased by 1% for the three and nine months ended January 31, 2012 when compared to the same periods last year as a result of higher maintenance revenue and cost containment efforts. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended January 31,				Nine Months Ended January 31,
	2012	2011	% of Revenue		2012	2011	% of Revenue
			2012	2011			2012	2011
	(in thousands)				(in thousands)
Research and development	$2,080	$1,921	8%	9%	$5,979	$5,607	8%	9%
Sales and marketing	4,536	3,628	18%	18%	13,637	10,781	18%	18%
General and administrative	3,458	2,876	14%	14%	9,705	8,807	13%	15%
Amortization of acquisition-related intangible assets	135	135	1%	1%	404	550	1%	1%
Severance expenses	—	—	0%	0%	—	219	0%	0%
Other income (expense), net	485	466	2%	2%	574	1,344	1%	2%
Income tax expense	1,186	488	5%	2%	4,316	2,310	6%	4%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	January 31, 2012	Percent Change	January 31, 2011
Total capitalized computer software development costs	$689	31%	$526
Percentage of gross product research and development costs	25%		22%
Total research and development expense	2,080	8%	1,921

Percentage of total revenues	8%		9%
Total research and development expense and capitalized computer software development costs	$2,769	13%	$2,447

Percentage of total revenues	11%		12%
Total amortization of capitalized computer software development costs *	$625	(1)%	$629

	Nine months ended (in thousands)
	January 31, 2012	Percent Change	January 31, 2011
Total capitalized computer software development costs	$1,955	10%	$1,785
Percentage of gross product research and development costs	24%		24%
Total research and development expense	5,979	7%	5,607

Percentage of total revenues	8%		9%
Total research and development expense and capitalized computer software development costs	$7,934	7%	$7,392

Percentage of total revenues	11%		12%
Total amortization of capitalized computer software development costs *	$1,877	49%	$1,263

*	Included in cost of license fees

For the three and nine months ended January 31, 2012, gross product research and development costs increased when compared to the same periods in the previous fiscal year due to an increase in research and development spending on enhancement of several software products. Capitalized software development costs increased for the three and nine months ended January 31, 2012 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable research and development projects and we expect capitalized software amortization expense to remain relatively the same for the remainder of the fiscal year. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and nine months ended January 31, 2012, sales and marketing expenses increased 25% and 26%, respectively, when compared to the same periods a year ago primarily due to increased sales commission expense resulting from increased license fee sales and, to a lesser extent, increases in travel, marketing, recruiting and sales headcount. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended January 31, 2012, the 17% increase in general and administrative expenses was primarily due to increased variable compensation and to a lesser extent timing of service fees related to Sarbanes-Oxley review and building maintenance costs. For the nine months ended January 31, 2012, the 8% increase in general and administrative expenses was primarily due to increased variable compensation.

At January 31, 2012, the total number of employees was 325 compared to 281 at January 31, 2011.

Termination Benefits

As originally noted in our Form 10-Q for the first quarter of fiscal 2011, a large ERP customer informed us that after August 2010 it would not renew a services agreement that had been in place for more than ten years. As a result, in the three months ended January 31, 2010, we took appropriate cost reduction efforts, including reducing headcount, to mitigate the earnings impact of the lost revenue. This services agreement was unique to this customer, and therefore we do not believe that the non-renewal of the agreement reflects a trend that will affect other services agreements or customer relationships.

Operating Income/(Loss)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning	$(1,340)	$(1,226)	9%	$(3,547)	$(3,002)	18%
Collaborative Supply Chain Management	4,166	2,799	49%	13,784	7,781	77%
IT Consulting	467	213	119%	1,367	798	71%

Total Operating Income	$3,293	$1,786	84%	$11,604	$5,577	108%

Our ERP segment operating loss in the three months ended January 31, 2012 increased 9% compared to the loss in the same period the prior year due to higher accounting and bad debt expenses. Our ERP segment operating loss in the nine months ended January 31, 2012 increased by 18% compared to the loss in the same period in the prior year primarily due to higher variable compensation expense and accounting fees when compared to the same period last year. To a lesser extent, the higher loss was attributable to lower revenues as a result of 1) a difficult selling environment due to the overall general economic conditions in the U.S., and 2) effective August 2010, a large ERP customer did not renew a service agreement that had been in place for more than ten years. During fiscal 2010, this agreement represented approximately $1.1 million in ERP services revenue per quarter. We have taken appropriate cost reduction measures to mitigate the earnings impact of this lost revenue.

Our SCM segment’s contribution to operating income increased by 49% and 77% for the three and nine months ended January 31, 2012, respectively, compared to same periods last year. This increase was primarily due to the 31% and 38% increase in Logility revenue for the three and nine months ended January 31, 2012, respectively, compared to the same periods last year.

Our IT consulting segment operating income increased 119% and 71% for the three and nine months ended January 31, 2012, respectively, compared to same period in fiscal 2011 due to a 14% and a 10% increase in revenues for the three and nine months ended January 31, 2012, respectively. This increased revenue is a result of more IT staffing and project work from our customers, especially the IT consulting segment’s principal customer, The Home Depot.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended January 31, 2012, the increase in other income was due primarily to: 1) higher rental income when compared to the same period last year and 2) higher realized and unrealized gains on investments as a result of improved financial market conditions when compared to the same period last year. This was partially offset by: 1) an exchange rate loss compared to a gain in the same period last year and 2) decreased interest income as a result of lower market yields. For the nine months ended January 31, 2012, the decrease in other income was due primarily to: 1) higher realized and unrealized losses on investments as a result of poor financial market conditions when compared to the same period of the prior year, 2) an exchange rate loss compared to a gain in the same period last year, 3) decreased interest income on an investment portfolio consisting of a greater proportion of certificates of deposit and municipal bonds, and, to a lesser extent, 4) lower rental income when compared to the same period last year. We recorded a gain of approximately $171,000 and a loss of approximately $479,000 for the three and nine months ended January 31, 2012, respectively, compared to losses of approximately $21,000 and $66,000 for the three and nine months ended January 31, 2011, respectively, from our trading securities.

For the three and nine months ended January 31, 2012, our investments generated an annualized yield of approximately 2.20% and 2.50%, respectively, compared to approximately 2.81% and 2.55% for the three and nine months ended January 31, 2011, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended January 31, 2012, our effective tax rate was 31.4% compared to our effective tax rate of 21.7% in the three months ended January 31, 2011. The effective tax rate for the current quarter is higher than the same period last year due to the approval of the research and development tax credit during the third quarter of fiscal 2011, which resulted in a “catch-up” credit adjustment for the period January 1, 2010 to January 31, 2011. During the nine months ended January 31, 2012, our effective tax rate was 35.4% compared to our effective tax rate of 33.2% in the nine months ended January 31, 2011. We expect our effective rate will be between 36% and 38% during fiscal 2012.

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

The following table shows information about our cash flows and liquidity positions during the nine months ended January 31, 2012 and 2011. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

	Nine Months Ended January 31, (in thousands)
	2012	2011
Net cash provided by operating activities	$9,652	$1,450
Net cash provided by investing activities	2,723	6,040
Net cash used in financing activities	(3,150)	(7,705)

Net change in cash and cash equivalents	$9,225	$(215)

For the nine months ended January 31, 2012, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to: 1) higher proceeds from the maturity and sales of trading securities, 2) an increase in net earnings, 3) a decrease in the comparative increase in customer accounts receivables caused by the timing of closing customer sales and related collections, 4) an increase in depreciation and amortization due to the increase in amortization expense from the Voyager 8.0 release in July 2010, 5) an increase in losses on investments due to poor conditions in financial markets compared to the same period last year, 6) higher tax benefit from stock options exercised due to increased option exercise activity, and 7) higher stock-based compensation expense. This increase was partially offset by: 1) a decrease in accounts payable and other accruals due to timing of payments, 2) an increase in purchases of trading securities, 3) a decrease in the comparative increase in deferred revenues due to timing of revenue recognition, 4) a decrease in prepaid expenses due to the timing of purchases, 5) higher excess tax benefit from stock-based compensation due to increase in option exercise activity, 6) an increase in deferred income tax benefit due to timing, and 7) a decrease in bond amortization.

The decrease in cash provided by investing activities when compared to the same period in the prior year was due primarily to a decrease in the proceeds from the maturities of investments and an increase in capitalized computer software development costs. This increase was partially offset by a decrease in purchases of property and equipment.

Cash used in financing activities decreased due primarily to a decrease in dividends paid as a result of 1) the company distributing two quarterly dividends in the third quarter of fiscal 2011, 2) an increase in proceeds from exercise of stock options, 3) no repurchase of our common stock in the current period when compared to the same period last year, and 4) an increase in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of January 31, (in thousands)
	2012	2011
Cash and cash equivalents	$33,153	$21,515
Short and long-term investments	28,382	30,957

Total cash and short and long-term investments	$61,535	$52,472

Net increase (decrease) in total cash and investments (nine months ended January 31)	$6,124	$(1,407)

Our total activities increased cash and investments during the nine months ended January 31, 2012, when compared to the prior year period, due primarily to improved operating results and increased proceeds from exercises of stock options as noted above.

Days Sales Outstanding in accounts receivable were 68 days as of January 31, 2012, compared to 60 days as of January 31, 2011. This increase is primarily due to increased sales in recent quarters. Our current ratio on January 31, 2012 was 2.6 to 1 and on January 31, 2011 was 2.5 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $61.5 million in cash and investments with no debt as of January 31, 2012, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 17, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these three repurchase plans, as of March 5, 2012 we have repurchased a total of approximately 3.0 million shares of common stock at a cost of approximately $11.5 million.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At January 31, 2012, our goodwill balance was $12.6 million and our intangible assets with definite lives balance was approximately $1.4 million, net of accumulated amortization.

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

Foreign Currency. In the three and nine months ended January 31, 2012, we generated approximately 17% and 16%, respectively, of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $145,000 and $268,000 for the three and nine months ended January 31, 2012, respectively, compared to exchange rate gains of approximately $44,000 and $91,000 for the three and nine months ended January 31, 2011, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $263,000 exchange gain or loss for the nine months ended January 31, 2012. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of January 31, 2012 was approximately $58.0 million compared to $49.5 million as of January 31, 2011.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2011. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended January 31, 2012:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2011 through November 30, 2011	0	$0.00	0	1,186,290
December 1, 2011 through December 31, 2011	0	$0.00	0	1,186,290
January 1, 2012 through January 31, 2012	0	$0.00	0	1,186,290

Total Fiscal 2012 Third Quarter	0	$0.00	0	1,186,290

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: March 8, 2012	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: March 8, 2012	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 8, 2012	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer