Form 10-K
period 2012-04-30
AMERICAN SOFTWARE INC
filed 2012-07-12
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, 23,727,053 Class A Common Shares and 2,587,086 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 30, 2011) of the Class A shares held by non-affiliates on that date was approximately $181.0 million. At July 6, 2012, 24,533,993 Class A Common Shares and 2,587,086 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2012

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

The SCM segment consists of Logility, Inc. (“Logility”), which provides collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (1) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (2) New Generation Computing (NGC), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

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

In addition, companies seek integrated planning and supply chain execution systems that further optimize the flow of products to their customers through enhanced transportation and warehouse management capabilities. Organizations are also demanding solutions that are modular and scaleable to fit the changing needs of the organization.

Business Segments

Segment 1—Supply Chain Management

Logility, Inc.

Logility, our wholly-owned subsidiary, provides supply chain management (SCM) solutions, an integrated set of supply chain planning, inventory optimization, manufacturing, and transportation and logistics solutions.

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

Today, Logility’s customer base is approximately 1,250 companies located in more than 75 countries, which gives Logility what we believe is the largest active installed base of supply chain planning customers among all application software vendors. Logility markets and sells the Demand Solutions® product line to the global small and midsize enterprise (SME) market through the global VAR distribution network of Demand Management, Inc. (“DMI”). Logility also offers the Logility Voyager Solutions™ suite through both direct and indirect sales channels to customers with distribution-intensive supply chains, ranging from upper-midsize to Fortune 1000 companies.

On March 19, 2010, Logility acquired certain assets of privately-held Optiant, Inc. (“Optiant”), a Boston-based provider of multi-echelon supply chain optimization systems, for approximately $3.3 million in cash. Optiant’s unique optimization technology helps manufacturing companies and distribution businesses free up millions of dollars in working capital trapped within their multi-echelon supply chains. Unlike ERP and advanced planning systems, Optiant’s systems improve both strategic inventory policies and tactical inventory targets to produce bottom-line savings, achieve higher service levels, and mitigate the impact of supply and demand variability. Its advanced modeling and simulation capabilities have helped market leaders in consumer goods, high-tech manufacturing, life sciences, and other industries manage complex global supply chains to achieve specific business goals. Optiant has helped transform supply chains for respected industry leaders including Stanley Black & Decker, Procter & Gamble, Kraft, Hewlett-Packard, Nestle, and Boston Scientific.

Logility has incorporated the Optiant products, which were formerly marketed under the PowerChain® brand, into the Logility Voyager Solutions™ suite branded as Voyager Inventory Optimization™. The addition of the Optiant inventory optimization products further strengthens Logility Voyager Solutions as a comprehensive supply chain solution marketed to midsize, large, and Fortune 1000 companies in the consumer goods, life sciences, process manufacturing, discrete manufacturing, consumer electronics, durable goods, soft-goods and apparel, specialty retail and wholesale distribution industries. Like other components in Logility’s suite, Voyager Inventory Optimization can be deployed as a stand-alone solution or as a part of a broader comprehensive supply chain initiative.

Logility derives revenues primarily from three sources: software licenses, services, and maintenance. Logility generally determines software license fees based on the number of modules, deployments, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, and consulting services associated with the implementation of Logility products. Logility bills for these services primarily under time and materials arrangements and recognizes revenues as it performs services. Maintenance agreements typically are for a one- to three-year term, commencing at the time of the initial product license. Logility generally bills maintenance fees annually in advance under agreements with terms of one to three years, and then recognizes the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time Logility recognizes the related revenues.

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

Supply Chain Industry Background

In response to increasing global competition, volatile market demand, shorter product life cycles and reduced lead times, companies are continually seeking new ways to enhance the productivity and profitability of their operations. Companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise network or supply chain can realize significant competitive advantages in the form of lower costs, greater customer responsiveness, reduced stock-outs, more efficient sourcing, reduced inventory levels, synchronized supply and demand, improved transportation and logistics operations, and increased revenue. Supply chain management refers to the process of managing the complex global network of relationships that organizations maintain with external trading partners (customers, suppliers, manufacturers, distributors and retailers) to forecast, source, manufacture, store and deliver goods and services to the end customer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that influence the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

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

Companies are increasingly deploying supply chain application solutions to address their supply chain planning, transportation and logistics requirements. Supply chain planning and optimization functions involve the use of information and analysis to facilitate the on-time delivery of the right products to the correct location at the right time and at the optimal total cost. The planning process focuses on forecasting and demand management, inventory and supply optimization, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize manufacturing scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service.

The supply chain functions also address procuring, warehousing, fulfilling orders, distributing products, and delivery to customers throughout the global network. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with supply chain planning and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors.

The March 2012 Gartner, Inc. report, Agenda for Supply Chain Functional Excellence, 2012, states, “To compete in global markets, organizations must improve the performance of their supply chains, as well as the key functions, processes and technologies that make up an integrated supply chain.”

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

We believe that traditional ERP systems alone do not provide the visibility, depth, flexibility or optimization required to effectively meet the demands of today’s intensely competitive global environment. Organizations are demanding supply chain solutions that are both modular and scalable to extend ERP functionality, fit the dynamic needs of their businesses, deploy quickly and deliver rapid time-to-benefit.

Additionally, market drivers for more sophisticated supply chain software are finding their way downstream. Issues that multi-billion dollar companies faced ten years ago are affecting even the low end of the Small and Midsize Enterprises (SME) market today. Increasingly, Logility’s customers have to manage offshore manufacturing requirements, which often extend time-to-market, as well as the unique challenges associated with selling to mass merchants. With new, increasingly complex data management needs to monitor global supply lines and deal with the retailers’ demand for accurate forecast and supply visibility, the SME market is outgrowing spreadsheets for demand planning and turning to automated supply and demand, inventory and replenishment management software extending the addressable market for Logility’s software offerings.

Logility Products and Services

Leveraging its SCM expertise, Logility has been an innovator in developing and deploying supply chain solutions, with its first Internet-based collaborative planning software application implemented in 1996. Logility continues to invest and expand its innovative solutions, which support the Collaborative Planning, Forecasting and Replenishment (CPFR®) standards defined by the Voluntary Interindustry Commerce Standards Association (VICS) as well as other collaborative supply chain standards such as vendor managed inventory and sales and operations planning (S&OP).

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

With approximately 1,250 customers in more than 75 countries, Logility is a leading provider of collaborative supply chain solutions that help small, midsize, large and Fortune 1000 companies realize substantial bottom-line results. Logility provides two product suites, Logility Voyager Solutions and Demand Solutions, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite features performance monitoring capabilities and provides supply chain visibility; demand, inventory and replenishment planning; S&OP, supply and inventory optimization; manufacturing planning and scheduling; transportation planning and management; and warehouse management. The Demand Solutions product suite provides forecasting, demand planning, replenishment and point-of-sale analysis for maximizing profits for small to midsize manufacturing, distribution and retail operations.

Logility has licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including A.O. Smith, Abbott Diabetes Care, Augusta Sportswear, Avery Dennison Corporation, Berry Plastics Corporation, Continental Mills, Electrolux, Everlast Worldwide, Fastenal Company, Foot Locker, Huhtamaki, Johnstone Supply, Kraft, L’Oreal, New Balance, New Belgium Brewing Company, Procter & Gamble, Remington Products Company, Rexnord, Shaw Industries, Shiseido Americas, Sigma Aldrich, Trek Bicycle, Verizon Wireless, Warnaco, WD-40 Company, Westward Pharmaceutical Company and VF Corporation. Logility sells products and services through direct and indirect channels. Logility derived approximately 21% of its revenues in the fiscal year ended April 30, 2012 from international sales.

Product Features: Logility Voyager Solutions

Logility Voyager Solutions is an integrated software suite that provides advanced SCM including collaborative planning, forecasting and replenishment, multi-echelon inventory optimization, optimized supply sourcing, production management, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service. Logility Voyager Solutions incorporates performance management analytics to drive decision support for critical processes such as demand management, supply and inventory optimization, manufacturing planning and scheduling, transportation planning and management and S&OP.

The Logility Voyager Solutions software suite is modular and scalable to meet the requirements of global organizations involving tens of thousands of products with complex manufacturing or distribution networks. In addition, the Logility Voyager Solutions suite interfaces with a broad range of existing enterprise applications deployed on a variety of technical platforms.

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

SUPPLY CHAIN COLLABORATION

Logility Voyager Solutions accelerates S&OP, as well as strategic trading partner collaboration. Logility Voyager Solutions allows companies to accelerate and synchronize demand plans, sales input, direct material procurement, sourcing, fulfillment and financial goals to increase profitability and improve service. Logility Voyager Solutions enables companies to streamline and accelerate the entire S&OP process. Companies can more easily track key performance indicators, measure and compare multiple plan performance, optimize sales plans and automate data gathering.

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

INVENTORY OPTIMIZATION

Logility Voyager Solutions enables enterprises to set optimal inventory targets at each node of a multi-echelon manufacturing or distribution network to match strategic inventory goals and service levels in accordance with your business plan.

Voyager Inventory Optimization™ optimizes strategic and tactical inventory investments across multi-echelon manufacturing and distribution networks to meet business and service level objectives for complex supply chains with multiple stages of inventory.

Logility Voyager Inventory Planning™ allows enterprises to effectively measure the tradeoff of finished goods inventory investments and desired customer service levels. This solution dynamically sets time-phased inventory targets based on specific safety stock and order quantity rules.

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

Voyager Manufacturing Planning and Scheduling™ creates optimized constraint-based manufacturing schedules and compares multiple schedule scenarios to determine the optimal trade-off between manufacturing efficiencies, inventory investments and greenhouse gas emissions, providing lower costs and increased product availability.

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

Demand Solutions offers two separate product suites: traditional (renamed DS1) and DSX. The DS1 suite continues to build on the company’s 27-year heritage supporting the global SME market. DSX was introduced in February 2010 and combines this history of supply chain experience with the latest technology to create a highly flexible supply chain planning solution. Built on a flexible architecture with configurability, performance and security in mind, DSX is the culmination of more than two decades of customer-driven supply chain functionality. Both suites offer the same features which allow customers a growth path as their needs change. While the DSX functionality is the same as DS1, the DSX platform was architected to exploit and apply new technologies to provide best-in-class supply chain efficiencies.

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

Demand Solutions Forecast Management provides a powerful yet easy-to-use demand planning solution that fits virtually any industry and deploys quickly. The system offers significant flexibility and allows the user to select from 26 algorithms the forecasting formula which best addresses each item’s demand pattern to develop an accurate forecast of future demand.

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

Demand Solutions Sales & Operations Planning automates and continually analyzes the annual business planning process. There are two annual business plans available for each of the sections of data (bookings, sales, production, inventory, backlog and shipments): the Annual Plan and the Flexible Plan. Demand Solutions was one of the first S&OP tools on the market and the company has more than 17 years of S&OP implementation experience.

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

New Generation Computing, Inc.

New Generation Computing (NGC) is our wholly-owned subsidiary that provides product solutions for retailers, importers and manufacturers primarily in the apparel, footwear, sewn products and furniture industries. NGC provides functionality that allows customers to improve efficiencies, lower operating costs, reduce supply chain time, meet complex customer requirements, improve supply chain visibility, improve inventory management, and reduce production costs. NGC’s solutions include a 1) Product Lifecycle Management system (PLM), 2) Supply Chain Management (SCM) and Global Sourcing, 3) Enterprise Resource Planning (ERP) and 4) Shop Floor Control. All products are completely integrated or can be implemented individually.

Product Lifecycle Management (PLM). From concept through adoption, NGC’s PLM software offers productivity improvements during every step of development. NGC’s PLM can be configured to the specific needs of any company and offers productivity improvements in every area of Development. It provides companies with real-time visibility to product data and shares information with Planning, Merchandising, Design, Costing, Sourcing, Manufacturing and Logistics. NGC’s PLM is a flexible, collaborative platform that can be deployed as a stand-alone product development solution or an integrated application within an enterprise.

Using NGC’s PLM, companies can:

•	Increase speed to market by managing their workflow in a global, collaborative environment.

•	Enhance efficiency by using product development calendars to monitor on-time schedules and performance.

•	Raise gross margins by reducing the cost of goods sold through line item price negotiations, raw material commitments and capacity planning.

•	Improve product adoption rates by making “go/no-go” decisions earlier in the product development cycle.

•	Reduce sampling costs by establishing product viability prior to issuing sample requests.

Features include:

•	Line Planning

•	Tech Packs

•	Digital Asset Management

•	Material Library

•	Sampling

•	Costing

•	Sourcing

•	Testing and Compliance

•	Workflow Calendars

•	Global Collaboration

•	Exceptions Dashboard

•	Custom Reporting

Supply Chain Management (SCM) and Global Sourcing. NGC’s Supply Chain Management and Global Sourcing software enables real-time collaboration and visibility with vendors and suppliers, and is a powerful web-based application for companies that source and purchase products around the world. Production and logistics information is shared among all members of the extended global supply chain including retailers, vendors, manufacturers, suppliers, contractors, agents, brokers, carriers and freight forwarders.

NGC’s SCM and Global Sourcing platform can be configured to meet customer requirements and integrates with all enterprise applications, allowing companies to:

•	Compress purchasing lead times by positioning raw materials for planned production cycles or series.

•	Improve order fulfillment rates by balancing production capacity and product demand.

•	Shrink markdowns and closeouts by applying “postponement” techniques to adjust WIP inventories.

•	Cut unanticipated airfreight expenses by ensuring on-time deliveries from global production facilities.

•	Reduce product defects by managing on-site quality audits and making corrections based upon the results.

Features include:

•	Purchase Order Management

•	Quality Control

•	Logistics Management

•	Vendor Payment Automation

•	Workflow Calendars

•	Global Collaboration

•	Exceptions Dashboard

•	Custom Reporting

Enterprise Resource Planning (ERP). NGC’s ERP system manages the flow of essential information through the enterprise and offers the flexibility to run all types of fashion companies, including manufacturers and importers. The system includes extensive EDI capabilities, materials purchasing and inventory, work order management, WMS, advanced allocation, integrated accounting, and extensive reporting.

Using NGC’s ERP, companies can:

•	Improve operational productivity by integrating and streamlining all functional areas within the enterprise.

•	Increase profit margins by identifying high cost business transactions.

•	Enhance working capital by generating higher inventory turns.

•	Reduce chargebacks by complying with customer requirements.

•	Raise customer satisfaction levels by improving performance and providing timely, accurate information.

Features include:

•	Executive Dashboard

•	Integrated EDI

•	Customer Order Processing

•	Purchasing

•	Material Requirements Planning

•	Production Orders

•	Screen Print and Embroidery

•	Distribution and Warehouse Management

•	Allocation and Reservation

•	Integrated Financial Accounting

•	Comprehensive Reporting

Shop Floor Control. NGC’s Shop Floor Control system is a labor and production management system that allows visibility throughout the production process. A configurable system for any business that manufactures products, Shop Floor Control provides real-time labor and production reporting throughout the entire factory network. The system optimizes on-time completions, evaluates plant workload, determines capacity needs, tracks employee performance, and calculates complex incentive payroll. Additional methods of data collection are available, including real time modular monitoring and real time WIP data. The system is available in English, Spanish and Simplified Chinese.

NGC’s Shop Floor Control is proven system to help companies:

•	Increase operational efficiency through daily workforce performance analysis.

•	Improve payroll accuracy by scanning bar-coded payment coupons to determine employee wages.

•	Reduce labor costs by reducing off-standard payroll.

•	Increase production output by improved resource planning and eliminating bottlenecks.

•	View detailed WIP visibility through multiple reports and inquiries.

Features include:

•	Production Control and Incentive Payroll

•	Raw Materials Management

•	Modular Manufacturing

•	Quality Control

•	Real-Time Scanning of WIP, Quality and Payroll Data

•	Factory Shipping

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

The solutions we provide can range from web and mobile applications on multiple platforms to complex Business Intelligence applications and solutions. Business Intelligence consists of the development and implementation of a reporting process for dealing with very large volumes of data and multiple business entities/components. Our customers are Internet savvy and knowledgeable in wireless solutions, social networking and channeling implementations, server and desktop virtualization, and deployment of interactive applications. They rely on The Proven Method to provide a fast return on investment, and our customers’ success in turn enhances brand awareness of The Proven Method among other customers and potential customers.

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

The Proven Method has worked with customers such as: Aon, IBM, UPS, Norfolk Southern, Xerox, SunTrust Bank, Coca-Cola Enterprises, Kubota Manufacturing of North America, The Home Depot, AT&T, State of Georgia, CompuCom, Zep Inc, Chick-fil-A, Global Payments, Verizon, Catlin Group Ltd, Federal Home Loan Bank of Atlanta, Fulton Paper, Aaron’s Rents, AutoTrader.com, Nalco Chemical, Georgia Tech Research Institute and numerous other customers throughout the United States.

See Note 9 to the Consolidated Financial Statements for further business segment information.

Customers

We primarily target businesses in the retail, apparel, consumer packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. A sample of companies that have purchased one or more of our products or services during the past two fiscal years is as follows:

Consumer Goods	Chemicals, Oil & Gas, Pharmaceuticals	Retail & Apparel (cont.)	Manufacturing and Others

American Italian Pasta

Ashley Furniture

Avery Dennison Corporation

BASF Corporation

Basic American Foods

Caribou Coffee Company

Clement Pappas & Co., Inc.

Cott Beverages Limited

EURO-PRO Operating LLC

Farley’s & Sathers Candy Company

Hamilton Beach Proctor-Silex

Hooker Furniture Corporation

Huhtamaki

Kraft Foods Company

L’Oreal

Lance, Inc.

Levolor

McCain Foods

Mizuno USA

Nestle

New Belgium Brewing Company

Parmalat South Africa

Peninsula Beverage Company

Pinnacle Foods

Procter & Gamble

Reckitt Benckisen

Rockline Industries

Sazerac Company

Starbucks

Ste. Michelle Wines Estates Ltd.

The Stanley Works

Trek Bicycle Corporation

Xango, LLC

  Telecommunications & Utilities

Brightstar Corporation

Britsh Telecom

KGP Telecommunications

Verizon Wireless

Abbott Laboratories

Arch Corporation

Berry Plastics Corporation

Bracco Imagining s.p.a.

Chamberlain Group

CooperVision

Dow Chemical Company

EGO Pharmaceuticals, PTY LTD

Fisher Scientific International

Genzyme Diagnostics

Herbalife International of America, Inc.

Nutra Manufacturing

Pfizer, Inc.

Sandoz

Shell Oil Company

Sigma-Aldrich Corporation

Sunovion Pharmaceuticals, Inc.

          Retail & Apparel

A4 Apparel

Aeropostale

AGS Sports, Inc.

Aktieselskabet AF

Alberto Makali

Antartico Comercializadora SA de CV

Armani Exchange, Inc.

Art Van Furniture

Bernard Cap Co., Inc.

Bestseller

Billabong International Unlimited

Bioworld Merchandising

Biscotti

Blair Corporation

Boots UK, Ltd.

Broder Brothers

Brooks Sports

Brookstone Company, Inc.

Cache

Carhartt

Carters

Casablanca Bridal

Casual Male Retail Group

Color Image Apparel, Inc.

Delta Apparel

Everlast Worldwide

Evy of California

Excelled Sheep skin and Leather

Foot Locker, Inc.

Forzani Group

Foschini Retail Group Pty

Godiva

Goodwill Industries

GTM Sportswear

Haggar Clothing Co.

Handcraft Manufacturing Corp.

Hanesbrands, Inc

HMX Group

Hugo Boss

ISDA & Co.

J Brand

Janouras Custom Design, Ltd.

Jerry Leigh Entertainment

Jerzees

Jockey

John Paul Richard

Jos. A. Banks Clothiers

Land ‘n Sea

Landau Uniform

Liz Claiborne

L’Koral, LLC

Lululemon Athletica

Manhattan Beachwear, LLC

Modell’s Sporting Goods

New Balance Athletic Shoe, Inc.

Nicole Miller

O’lian, Inc

Parigi Group

Polo Ralph Lauren

Rawlings Sporting Goods

Red Wing Shoe Company

Rocky Shoes & Boots

RoomStore Furniture

Russell Corporation

Spanx

Stony Apparel

Swatfame

The Home Depot

Tibi

Tiffany & Co.

Topson Downs

Triboro Quilt Manufacturing Corp.

Tristan & America

T-Shirt International

Unifirst Corp

Valley Apparel LLC

Vesi Sportswear

VF Corporation

Warnaco

Williamson-Dickie Manufacturing

Wohali Outdoors

A.O. Smith Water Products

Cengage Learning

Cintas Corporation

Corning Cable Systems

Dal-Tile Corporation

Dassault Falcon Jet

IBM/Synertech

Ingram Micro

Intertape Polymer Group

Johnson Controls

JohnsonDiversey, Inc

Lighting Science Group Corporation

Louisiana-Pacific Corporation

Microsoft

Newell Rubbermaid

Parker Hannifin Corporation

Porsche Cars North America

Reliable Automatic Sprinkler

Seagate Technology LLC

Shaw Industries

Siemens Medical Solutions

Diagnostics

Sonoco Products

Tyco Safety Products

WD40 Company

      Wholesale Distribution

American Hotel Register Company

Amerisource Bergen Specialty Group

ChemPoint

CHF Industries

Doosan Group

Fastenal Company

Ferguson Enterprises

Fintyre S.p.A.

Groupe Seb Holdings

HDA

Johnstone Supply

Komatsu Europe International NV

Republic National Distributing Co.

Saab Aircraft AB

SAIC

Standard Motor Products

Tireco

Trelleborg Wheel Systems SPA

One customer, The Home Depot, accounted for 14.5% of our total revenues during fiscal 2012. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector customers.

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

In addition to our employee sales force, we have developed a network of agents who assist in selling our products globally. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in North America, South America, Mexico, Europe and the Asia/Pacific region, distribute our product lines domestically and in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products. Our global distribution channel consists of approximately 47 organizations with sales, implementation and support resources serving customers in more than 75 countries.

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

Our client/server and Internet-based solutions will be important for our long-term growth. As of April 30, 2012, we employed 68 persons in product research, development and enhancement activities.

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

Proprietary Rights and Licenses

Our success and ability to compete are dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although we rely on the limited protection afforded by such confidential and contractual procedures and intellectual property laws, we also believe that factors such as the knowledge, ability, and experience of our personnel, new product developments, frequent product enhancements, reliable maintenance and timeliness and quality of support services are essential to establishing and maintaining a technology leadership position. We presently have no patents. The source code for our proprietary software is protected as a trade secret and as a copyrighted work. Generally, copyrights on our products expire 95 years after the year of first publication of each product. We enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information. In addition, we have registered certain trademarks and have registration applications pending for other trademarks.

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

Expand Indirect Channels to Increase Market Penetration. We believe that key relationships with VARs will increase sales and expand market penetration of our products and services. During fiscal 2012 we continued to add VARs to the DMI channel in countries such as Japan, Turkey, and Sweden. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in more than 75 countries.

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

Increase Penetration of International Markets. In the fiscal year ended April 30, 2012, we generated 16% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. Logility, along with its subsidiary, DMI, has 47 international VARs in its indirect channel. This experienced global distribution network expands Logility’s reach and provides sales, implementation and support resources, serving customers in more than 75 countries. We intend to further expand our international presence by creating additional relationships with distributors in Africa, Asia, Australia, Europe, North America and South America.

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

Serve Small, Midsize and Large Business Markets. Our broad product portfolio allows us to address the unique business needs and complexity of a wide range of enterprises with small, midsize and large global operations.

There can be no assurance, however, that we will be successful in implementing the strategies outlined above.

Employees

As of April 30, 2012, we had 332 full-time employees, including 68 in product research, development and enhancement, 43 in customer support, 121 in professional services, 64 in marketing, sales and sales support, and 36 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports available free of charge on or through our website, located at http://www.amsoftware.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document.

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

RISK FACTORS RELATED TO THE ECONOMY

Disruptions in the financial and credit markets, a slow economic recovery, and other external influences in the U.S. and global markets may reduce demand for our software and related services, which may negatively affect our revenues and operating results.

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

RISK FACTORS RELATED TO COMPETITION

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

Due to competition, we may change our pricing practices, which could adversely affect operating margins or customer ordering patterns.

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

RISK FACTORS RELATED TO OUR OPERATIONS

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

Our future growth depends upon our ability to develop and sustain relationships with complementary vendors to market and implement our software products, and failure to develop and sustain these relationships could have a material adverse effect on our operating performance and financial condition.

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

RISK FACTORS RELATED TO OUR PRODUCTS

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

While we monitor the use of all open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products and solutions, we could, under certain circumstances, be required to disclose the source code to our products and solutions. This could harm our intellectual property position and have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

RISK FACTORS RELATED TO OUR PERSONNEL

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

We continue to rely heavily on our direct sales force. Periodically, we have restructured or made other adjustments to our sales force in response to factors such as product changes, geographical coverage and other internal considerations. Change in the structures of the sales force and sales force management can result in temporary lack of focus and reduced productivity that may affect revenues in one or more quarters. Future restructuring of our sales force could occur, and if so we may again experience the adverse transition issues associated with such restructuring.

RISK FACTORS RELATED TO OUR CORPORATE STRUCTURE AND GOVERNANCE

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

James C. Edenfield, Chief Executive Officer of the Company, and Thomas L. Newberry, Chairman of the Board of Directors, own 100% of our outstanding Class B common shares between them, giving them the right to elect a majority of the Board of Directors. Moreover, Class B common shares have additional voting rights that currently give Mr. Edenfield and Dr. Newberry sufficient voting power to assure the approval of other shareholder voting issues if both of them vote in favor of those issues. Mr. Edenfield and Dr. Newberry have reported in filings with the Securities and Exchange Commission that they constitute a group, for voting purposes. Current directors and executive officers as a group beneficially owned approximately 6.6% of our Class A common shares as of June 30, 2012. Mr. Edenfield, Dr. Newberry and members of their immediate families currently constitute four of the seven members of the Board, and thus have significant influence in directing the actions of the Board of Directors and all other matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors, the approval of mergers and other business combinations, amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making a purchase offer that other shareholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

RISK FACTORS RELATED TO OUR STOCK PRICE

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

•	reduced investor confidence in equity markets, due in part to corporate collapses in recent years;

•	speculation in the press or analyst community;

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other technology companies;

•	announcements of technological innovations by us or our competitors;

•	new products or the acquisition or loss of significant customers by us or our competitors;

•	developments with respect to our copyrights or other proprietary rights or those of our competitors;

•	changes in interest rates;

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;

•	changes in recommendations or financial estimates by securities analysts who track our common stock or the stock of other software companies;

•	changes in management;

•	sales of common stock by our controlling shareholders, directors and executive officers;

•	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods;

•	conditions and trends in the software industry generally;

•	the announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting the software industry;

•	domestic or international terrorism and other factors; and

•	the other factors described in these “Risk Factors.”

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Current directors and executive officers of the Company as a group beneficially owned approximately 6.6% of our Class A common shares as of June 30, 2012. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market

Our Class A Common Shares are listed on the NASDAQ Global Select Market under the symbol AMSWA. As of July 6, 2012, there were 9,549 holders of Class A Common Shares who held their stock either individually or in nominee or “street” names through various brokerage firms, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years, as well as the amount of cash dividends declared in each quarter:

	High	Low	Cash Dividends Declared
Fiscal Year 2012
First Quarter	$8.90	$7.01	$0.09
Second Quarter	8.52	6.13	0.09
Third Quarter	9.80	7.42	0.09
Fourth Quarter	9.55	8.05	0.09

Fiscal Year 2011
First Quarter	$6.54	$4.62	$0.09
Second Quarter	6.26	4.80	0.09
Third Quarter	7.08	5.91	0.09
Fourth Quarter	7.89	6.50	0.09

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2012:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	3,532,722	$6.69	1,092,143

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

Stock Price Performance Graph

The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the NASDAQ Composite Index and a peer group index on a quarterly basis. The graph reflects the investment of $100 on April 30, 2007 in the Company’s stock, the NASDAQ Stock Market-US Companies (“NASDAQ Composite Index”) and in the NASDAQ Computer Index, a published industry peer group index. The NASDAQ Computer Index consists of approximately 333 NASDAQ-listed companies, including computer hardware and software companies that furnish computer programming and data processing services and firms that produce computers, office equipment, and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2012.

	FY 2007	FY 2008	FY 2009	FY 2010	FY 2011	FY 2012
American Software(a)	$100	$73	$70	$86	$111	$124
NASDAQ Composite	100	96	68	97	114	121
NASDAQ Computer Index	100	102	74	113	134	151

(a)	This series includes dividends paid over the disclosed period.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2012:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2012 through February 29, 2012	0	$0.00	0	1,186,290
March 1, 2012 through March 31, 2012	0	$0.00	0	1,186,290
April 1, 2012 through April 30, 2012	0	$0.00	0	1,186,290

Total Fiscal 2012 Fourth Quarter	0	$0.00	0	1,186,290

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Transfer Agent

American Stock Transfer & Trust Company LLC

6201 15th Ave.

Brooklyn, NY 11219

Toll free: (800) 937-5449

Local & international: (718) 921-8124

http://www.amstock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the Class A common shares of American Software, Inc:

Automated Trading Desk	Merrill Lynch, Pierce, Fenner
Barclays Capital Inc./Le	Morgan Stanley & CO. LLC
Bats Trading, Inc.	Murphy and Durieu
Canaccord Genuity Inc.	NASDAQ Execution Services LLC
Cantor, Fitzgerald & Co.	National Stock Exchange
Chicago Board Options Exchange	Needham & Company, LLC
Citadel Derivatives Group LLC	Pershing Advisor Solution LLC
Citadel Securities LLC	RBC Capital Markets, LLC
Citigroup Global Markets Inc.	Rodman & Renshaw, LLC
Cowen and Company, LLC	Stifel Nicolaus & Co.
Credit Suisse Securities USA	SunTrust Capital Markets Inc
Direct Edge ECN LLC	Susquehanna Capital Group
E*Trade Capital Markets Llc	Susquehanna Financial Group,
Goldman, Sachs & Co.	ThinkEquity Partners
Jefferies & Company, Inc.	Timber Hill Inc.
Knight Capital Americas, L.P.	Two Sigma Securities, LLC
Latour Trading LLC	UBS Securities LLC
Maxim Group LLC

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended April 30, 2012, 2011, 2010, 2009, and 2008 is derived from our audited consolidated financial statements.

Consolidated Statements of Operations Data:

	Years Ended April 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Revenues:
License fees	$27,826	$19,240	$15,503	$16,073	$18,957
Services and other	42,380	36,960	32,298	33,920	41,656
Maintenance	32,430	29,389	27,475	28,031	28,388

Total revenues	102,636	85,589	75,276	78,024	89,001

Cost of revenues:
License fees	7,142	5,828	3,374	4,908	6,149
Services and other	31,101	27,205	22,797	22,963	29,281
Maintenance	7,597	7,152	6,803	7,253	7,602
Write-down of capitalized computer software development costs	—	—	—	—	1,196

Total cost of revenues	45,840	40,185	32,974	35,124	44,228

Gross margin	56,796	45,404	42,302	42,900	44,773
Operating expenses:
Research and development costs	8,226	7,388	6,722	7,150	7,475
Sales and marketing expense	18,797	15,720	15,045	14,979	15,805
General and administrative expenses	13,070	12,200	12,841	13,231	13,048
Amortization of acquisition-related intangibles	535	684	395	350	350
Severance expenses	—	219	—	—	—

Total operating expenses	40,628	36,211	35,003	35,710	36,678

Operating income	16,168	9,193	7,299	7,190	8,095
Other income/(loss), net	1,103	1,941	1,929	(1,054)	3,198

Earnings before income taxes	17,271	11,134	9,228	6,136	11,293
Income tax expense	(5,928)	(3,770)	(3,434)	(2,400)	(4,004)

Net earnings	$11,343	$7,364	$5,794	$3,736	$7,289

Less net earnings attributable to noncontrolling interests	—	—	(90)	(720)	(756)

Net earnings attributable to American Software, Inc.	$11,343	$7,364	$5,704	$3,016	$6,533

Earnings per common share:(a)
Basic	$0.43	$0.29	$0.23	$0.12	$0.26

Diluted	$0.42	$0.28	$0.22	$0.12	$0.25

Weighted average common shares—Basic	26,455	25,751	25,318	25,327	25,423
Diluted	27,098	26,183	25,881	25,756	26,547
Cash dividends declared	$0.36	$0.36	$0.36	$0.36	$0.35

Consolidated Balance Sheet Data:
Cash and cash equivalents	$39,111	$23,928	$21,730	$37,629	$59,236
Investments—short and long term	$27,759	$31,483	$32,149	$33,465	$16,905
Working capital	$50,109	$36,721	$29,128	$45,432	$68,062
Total assets	$116,553	$104,832	$97,175	$112,319	$120,217
American Software, Inc. shareholders’ equity	$83,030	$74,056	$72,280	$79,839	$86,495

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.43, $0.29, $0.23, $0.12, and $0.26 for the years ended April 30, 2012, 2011, 2010, 2009, and 2008, respectively. See Note 1(r) to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements for the fiscal year ended April 30, 2012, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/vendor-specific objective evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to make payments, we may require additional allowances or we may defer revenue until we determine that collectability is probable. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when we evaluate the adequacy of the allowance for doubtful accounts.

Valuation of Long-Lived and Intangible Assets. We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification. Effective fiscal 2012, we opted to perform a qualitative assessment to test a reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the impairment. Our reporting units are consistent with our operating segments identified in Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2012, our goodwill balance was $12.6 million and our intangible assets with definite lives balance was $1.3 million, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with the Costs of Software to be Sold, Leased, or Marketed Topic of the FASB Accounting Standards

Codification. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, we capitalize all software development costs and report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. There was no impairment charge related to capitalized computer software during the years ended April 30, 2012, 2011 and 2010. At April 30, 2012, our capitalized software balance was $7.8 million, net of accumulated amortization. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

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

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2012, 2011, and 2010 and the percentage increases and decreases in those items for the years ended April 30, 2012 and 2011:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenues:
License	27%	23%	21%	45%	24%
Services and other	41	43	43	15	14
Maintenance	32	34	36	10	7

Total revenues	100	100	100	20	14

Cost of revenues:
License	7	7	5	23	73
Services and other	30	32	30	14	19
Maintenance	7	8	9	6	5

Total cost of revenues	44	47	44	14	22

Gross margin	56	53	56	25	7

Research and development	8	9	9	11	10
Sales and marketing	18	18	20	20	4
General and administrative	13	15	18	6	(3)
Severance expenses	—	—	—	nm	nm

Total operating expenses	40	42	47	12	3

Operating income	16	11	9	76	26
Other income/(loss):
Interest income	1	2	2	(9)	(4)
Other, net	—	1	1	nm	14

Earnings before income taxes	17	14	12	55	21
Income tax expense	(6)	(4)	(5)	57	10

Net earnings	11	10	8	54	27
Less net earnings attributable to noncontrolling interests	—	—	—	nm	nm

Net earnings attributable to American Software, Inc.	11%	10%	8%	54%	29%

nm—not meaningful

Economic Overview and Significant Trends in Our Business

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in U.S. global credit markets. In recent years, the weakness in the overall world economy and the U.S. economy in particular has resulted in reduced expenditures in the business software market. However, we experienced improvement in license sales in our SCM and ERP business units in fiscal 2012 due to a moderate improvement in overall capital spending and increased sales attributable to Logility’s acquisition of Optiant.

In April 2012, the International Monetary Fund (IMF) provided an update to the World Economic Outlook (WEO) for the 2012 world economic growth forecast. The update noted that, “Global growth is projected to drop from about 4 percent in 2011 to about 3 1/2 percent in 2012 because of weak activity during the second half of 2011 and the first half of 2012.” The IMF also noted: “The euro area is still projected to go into a mild recession in 2012 as a result of the sovereign debt crisis and a general loss of confidence, the effects of bank deleveraging on the real economy, and the impact of fiscal consolidation in response to market pressures. Because of the problems in Europe, activity will continue to disappoint for the advanced economies as a group, expanding by only about 1 1/2 percent in 2012 and by 2 percent in 2013.”

For fiscal 2013, we expect the world economy to remain relatively weak with some moderate improvement towards the end of the fiscal year, which could result in a continuation of the difficult selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment. However, we believe that information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

Adoption of New Accounting Pronouncements

In September 2011, the FASB issued an accounting standards update amending the guidance on the annual testing of goodwill for impairment. The update allows entities to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This standard is effective for us in the first quarter of fiscal 2013 but early adoption was permitted. We adopted the new guidance in the fourth quarter of fiscal 2012 and it did not have an impact on our consolidated financial statements.

In October 2009, the FASB issued an accounting standard which provides guidance for arrangements with multiple deliverables which are not within the scope of the current software revenue recognition guidance. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of VSOE or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We adopted the new guidance as of May 1, 2011 and it did not have a material impact on our consolidated financial statements.

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

Our SCM segment experienced increased revenues during fiscal 2012 when compared to fiscal 2011, due primarily to a 47% increase in license fees and services and other revenues and an 11% increase in maintenance revenues from Logility customers. We believe this increase was a result of a moderate improvement in overall economic conditions, which resulted in increased capital spending in technology and increased sales related to our recent Optiant acquisition. The ERP segment revenues increased 1% in fiscal 2012 when compared to fiscal 2011, primarily due to a 29% increase in license fees and a 6% increase in maintenance revenues partially offset by a 13% decrease in services and other revenues.

Our SCM segment experienced increased revenues during fiscal 2011 when compared to fiscal 2010, due primarily to a 28% increase in license fees, a 35% increase in services and other revenues and a 10% increase in maintenance revenues from Logility customers. We believe this increase was a result of a moderate improvement in overall economic conditions, which resulted in increased capital spending in technology. The ERP segment revenues decreased 14% in fiscal 2011 when compared to fiscal 2010, primarily due to a large ERP customer that, commencing in September 2010, did not renew a services agreement that had been in place for more than ten years. This decrease was partially offset by a 4% increase in license fee sales in fiscal 2011 compared to fiscal 2010 due to an improvement in our NGC unit sales to the apparel industry. The ERP segment services and maintenance revenues decreased 23% and 7%, respectively.

Our IT Consulting segment experienced an increase in revenues of approximately 12% in fiscal 2012 when compared to fiscal 2011, due primarily to an increase in IT staffing work at our primary customer, as a result of an improving economic environment for retailers. For the same reason the IT Consulting segment experienced an increase in revenues of approximately 26% in fiscal 2011 when compared to fiscal 2010. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. In the past this trend has resulted in increased business for this segment. However, there is a countervailing trend to outsourcing IT to international markets that historically have been more price competitive than domestic sources like ourselves. Our primary customer comprised 59% of our IT Consulting revenues in fiscal 2012 and 58% in fiscal 2011. The loss of this customer would negatively and materially affect our IT consulting business.

We do not segment our business on a geographic basis due to the fact that international revenues have historically constituted only 10-16% of total revenues.

REVENUE

	Years Ended April 30,
	2012	2011	2010	% Change		% of Total Revenue
				2012 to 2011	2011 to 2010	2012	2011	2010
	(in thousands)
License	$27,826	$19,240	$15,503	45%	24%	27%	23%	21%
Services and other	42,380	36,960	32,298	15%	14%	41%	43%	43%
Maintenance	32,430	29,389	27,475	10%	7%	32%	34%	36%

Total revenues	$102,636	$85,589	$75,276	20%	14%	100%	100%	100%

For the fiscal years ended April 30, 2012 and April 30, 2011, the increase in total revenues was broadly attributable to increases in license fee, services and maintenance revenues, primarily due to an improvement in the overall capital spending environment and to a lesser extent increased license fee sales from our recent Optiant acquisition.

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

International revenues represented approximately 16% of total revenues for the year ended April 30, 2012, 14% of total revenues for the year ended April 30, 2011, and 11% for the year ended April 30, 2010. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

License revenue

	Years Ended April 30,
	2012	2011	% Change		2011 to 2010
			2010	2012 to 2011
	(in thousands)
Enterprise Resource Planning	$3,350	$2,595	$2,501	29%	4%
Supply Chain Management	24,476	16,645	13,002	47%	28%

Total license revenues	$27,826	$19,240	$15,503	45%	24%

For the years ended April 30, 2012 and 2011, license fee revenues increased by 45% and 24%, respectively. For the year ended April 30, 2012 the increase was due to a continued improvement in the capital spending environment particularly in our SCM business unit. Logility, including its DMI subsidiary, constituted 88%, 87% and 84% of our total license fee revenues for the years ended April 30, 2012, 2011 and 2010, respectively. License fees from our ERP segment, which includes NGC, increased in fiscal 2012 and 2011 due primarily to our NGC unit, which experienced an improvement in sales to the apparel industry.

The direct sales channel provided approximately 70% of license fee revenues for the year ended April 30, 2012, compared to approximately 63% in fiscal 2011 and 68% in fiscal 2010. The increase from fiscal 2011 to fiscal 2012 was largely the result of the higher license fee revenue from Logility’s direct sales channel partially due to new product sales from our Optiant acquisition.

For the year ended April 30, 2012, our margins after commissions on direct sales were approximately 81%, and our margins after commissions on indirect sales were approximately 48%. For the year ended April 30, 2011, our margins after commissions on direct sales were approximately 83%, and our margins after commissions on indirect sales were approximately 50%. For the year ended April 30, 2010, our margins after commissions on direct sales were approximately 82%, and our margins after commissions on indirect sales were approximately 44%. The margins after commissions on direct sales were relatively consistent in a range between 81% and 83% which vary based on the mix of direct sales force quota achievements. The indirect channel margins for the year ended April 30, 2012 decreased when compared to the year ended April 30, 2011 because of some additional selling commission incentives given during the current year. The indirect channel margins for the year ended April 30, 2011 increased when compared to the year ended April 30, 2010 because temporary commission draws that had been given to several new value-added resellers (VARs) for several months in the prior year, to assist in the selling process, were terminated in fiscal 2011. DMI is the source of the bulk of our indirect sales. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

Services and other revenue

	Years Ended April 30,
	2012	2011	2010	% Change
				2012 to 2011	2011 to 2010
	(in thousands)
Enterprise Resource Planning	$5,827	$6,733	$8,754	(13)%	(23)%
Supply Chain Management	11,178	7,607	5,626	47%	35%
IT Consulting	25,375	22,620	17,918	12%	26%

Total services and other revenues	$42,380	$36,960	$32,298	15%	14%

The 15% increase in services and other revenues for the year ended April 30, 2012 when compared to fiscal 2011 was due primarily to an increase in revenue from our SCM business unit, as higher SCM license fees sales in prior periods resulted in more project implementation services, and to a lesser extent was attributable to our IT Consulting business unit, The Proven Method, as its customers—particularly its primary customer—increased utilization of outside contractors as a result of improved economic conditions. This was partially offset by a 13% decrease in services and other revenues in our ERP business unit.

The 14% increase in services and other revenues for the year ended April 30, 2011 when compared to fiscal 2010 was due primarily to an increase in revenue from our IT Consulting business unit, The Proven Method, as its customers—particularly its primary customer—increased utilization of outside contractors as a result of improved economic conditions, and to a lesser extent was attributable to our SCM business unit, as higher SCM license fees sales in prior periods resulted in more project implementation services. This was partially offset by a 23% decrease in services and other revenues in our ERP business unit. As noted in our Form 10-Q for the first quarter of fiscal 2011, commencing September 2010, a large ERP customer did not renew a services agreement that has been in place for more than ten years. During fiscal 2010 this agreement represented approximately $1.1 million in ERP services revenue per quarter. The loss of this revenue resulted in a substantial reduction in services revenues in our ERP segment commencing in the second quarter of fiscal 2011. This services agreement was unique to this customer, and therefore we do not believe that the non-renewal of the agreement reflects a trend that will affect other services agreements or customer relationships. We have taken appropriate cost reduction actions to mitigate the earnings impact of this lost revenue.

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

Maintenance revenue

	Years Ended April 30,
	2012	2011	2010	% Change
				2012 to 2011	2011 to 2010
	(in thousands)
Enterprise Resource Planning	$4,474	$4,220	$4,533	6%	(7)%
Supply Chain Management	27,956	25,169	22,942	11%	10%

Total maintenance revenues	$32,430	$29,389	$27,475	10%	7%

The 10% increase in total maintenance revenues for the year ended April 30, 2012 was primarily due to an 11% increase in maintenance revenues from our SCM business unit as a result of increased license fees and improved maintenance renewal rates. Also, to a lesser extent, the increase was due to a 6% increase from our ERP business unit from increased license sales and improved maintenance renewal rates at NGC.

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

Logility’s maintenance revenues constituted 86% of total maintenance revenues for the year ended April 30, 2012 compared to 86% and 84% for the years ended April 30, 2011 and 2010, respectively. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Years Ended April 30,
	2012		2011		2010
	(in thousands)
Gross margin on license fees	$20,684	74%	$13,412	70%	$12,129	78%
Gross margin on services and other	11,279	27%	9,755	26%	9,501	29%
Gross margin on maintenance	24,833	77%	22,237	76%	20,672	75%

Total gross margins	$56,796	55%	$45,404	53%	$42,302	56%

The increase in total gross margin percentage for the year ended April 30, 2012 was primarily due to the increase in gross margin percentage on license fees and to a lesser extent the services and other and maintenance gross margins improved when compared to the same period last year as result of increased services and maintenance revenue during the current year.

The decrease in total gross margin percentage for the year ended April 30, 2011 was due to the decrease in gross margin percentage on license fees and to a lesser extent a decrease in services and other gross margin. These decreases were partially offset by a slight increase in gross margins on maintenance when compared to the same period in fiscal 2010.

Gross Margin on License Fees

The increase in license fee gross margin percentage for the fiscal year ended April 30, 2012 when compared to fiscal 2011 was due primarily to the increase in license fee sales and a reduction in the proportion of license fee sales through our indirect channel at DMI, for which agent commissions are expensed to cost of license fees. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

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

Gross Margin on Services and Other

For the year ended April 30, 2012, our gross margin percentage on services and other revenues increased 1%, primarily due to higher gross margins at our IT Consulting segment, The Proven Method, Inc. (“TPM”), as its services gross margin increased to 18% in fiscal 2012 compared to 16% in fiscal 2011, as a result of improved contracted utilization and hourly billing rates. Our ERP segment’s services gross margin decreased to 33% in fiscal 2012 compared to 40% in fiscal 2011 as a result of lower services revenue from the loss of a large ERP customer noted above in the services revenue area. In our SCM segment, Logility’s gross margin decreased slightly to 43% in fiscal 2012 compared to 44% in fiscal 2011 due to additional headcount.

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

As discussed above our IT Consulting business unit typically has lower margins when compared to the other business units that have higher margin implementation service revenue, so an increase in the percentage of services revenues from our IT Consulting segment tends to cause our overall services gross margin percentage to decrease. The IT Consulting segment was 60%, 61% and 55% of the Company’s services revenues in fiscal 2012, 2011 and 2010, respectively. Our ERP segment was 14%, 18% and 27% of the Company’s services revenues in fiscal 2012, 2011 and 2010, respectively. Our SCM segment was 26%, 21% and 18% of the Company’s services revenues in fiscal 2012, 2011 and 2010, respectively.

Gross Margin on Maintenance

Maintenance gross margin percentage remained relatively consistent for the years ended April 30, 2012, 2011 and 2010. The slight improvement in maintenance gross margin percentage in fiscal 2012 compared to fiscal 2011 was due to an increase in maintenance revenue and cost containment efforts.

EXPENSES

	Years Ended April 30,
	2012	2011	2010	% of Revenues
				2012	2011	2010
	(in thousands)
Research and development	$8,226	$7,388	$6,722	8%	9%	9%
Sales and marketing	18,797	15,720	15,045	18%	18%	20%
General and administrative	13,070	12,200	12,841	13%	14%	17%
Amortization of acquisition-related intangible assets	535	684	395	1%	1%	1%
Severance expenses	—	219	—	0%	0%	0%
Other income/(loss), net	1,103	1,941	1,929	1%	3%	3%
Income tax expense	(5,928)	(3,770)	(3,434)	(6)%	(4)%	(5)%
Noncontrolling interest	—	—	(90)	0%	0%	0%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended
	April 30, 2012	Percent Change	April 30, 2011	Percent Change	April 30, 2010
	(in thousands)
Total capitalized computer software development costs	$2,731	6%	$2,565	6%	$2,411
Percentage of gross product research and development costs	25%		26%		26%
Total research and development expense	8,226	11%	7,388	10%	6,722

Percentage of total revenues	8%		9%		9%
Total research and development expense and capitalized computer software development costs	$10,957	10%	$9,953	9%	$9,133

Percentage of total revenues	11%		12%		12%
Total amortization of capitalized computer software development costs*	$2,502	32%	$1,892	398%	$380

*	Included in cost of license fees

For the year ended April 30, 2012, gross product research and development costs and capitalized software development costs increased compared to fiscal 2011 primarily due to an increase in research and development spending by our Logility and ERP subsidiaries and enhancement of several software products. Capitalized software development costs increased in fiscal 2012 compared to fiscal 2011 due to timing of project work. Amortization of capitalized software development increased in fiscal 2012 and fiscal 2011 when compared to fiscal 2010 due to the completion of our Voyager 8.0 software project at our SCM business unit released on July 27, 2010.

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

Sales and Marketing

In the year ended April 30, 2012, the increase in sales and marketing expenses compared to fiscal 2011 was due primarily to higher commissions from higher license fee sales and expenditures related to increased headcount.

In the year ended April 30, 2011, the increase in sales and marketing expenses compared to fiscal 2010 was due primarily to the Optiant acquisition in the fourth quarter of fiscal 2010, higher commissions from higher license fee sales and increased marketing expenditures.

General and Administrative

For the year ended April 30, 2012, the increase in general and administrative expenses compared to fiscal 2011 was primarily due to expenses related to higher variable compensation expense. The total number of employees was approximately 332 on April 30, 2012, 297 on April 30, 2011 and 291 on April 30, 2010.

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

Amortization of Acquisition-related Intangible Assets

For the year ended April 30, 2012, we recorded $535,000 in intangible amortization expense related to the Optiant acquisition that occurred on March 19, 2010. This amount is included in operating expenses. Additionally, we recorded approximately $82,000 related to the Logility treasury stock buy-back (see Note 1(1) to the Consolidated Financial Statements). This amount is included in general and administrative expenses.

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

Operating Income/(Loss)

	Years Ended April 30,
				% Change
	2012	2011	2010	2012 to 2011	2011 to 2010
	(in thousands)
Enterprise Resource Planning	$(4,947)	$(4,166)	$(3,358)	(19)%	(24)%
Supply Chain Management	19,335	12,348	10,253	57%	20%
IT Consulting	1,780	1,011	404	76%	150%

Total Operating Income	$16,168	$9,193	$7,299	76%	26%

The larger ERP segment operating loss in fiscal 2012 when compared to fiscal 2011 was due primarily to the decline in revenues, specifically the decline in services revenue from the loss of a large ERP customer after August 2010. During fiscal 2010 this agreement represented approximately $1.1 million in ERP services revenue per quarter. The loss of this revenue resulted in a substantial reduction in services revenues in our ERP segment commencing in the second quarter of fiscal 2011. Also, to a lesser extent, the increase in operating loss in fiscal 2012 is due to the Company investing approximately 16% of total ERP revenues, or approximately $2.2 million, in research and development for new software products to compete more effectively in the sewn products, apparel and retail industries.

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

Our SCM segment increased operating income by 57% in fiscal 2012 compared to fiscal 2011 primarily due to a 29% increase in revenues. Our SCM segment increased operating income by 20% in fiscal 2011 compared to fiscal 2010 primarily due to a 19% increase in revenues.

Our IT consulting segment operating income increased 76% in fiscal 2012 compared to fiscal 2011 primarily due to a 12% increase in revenues. Our IT consulting segment operating income increased 150% in fiscal 2011 compared to fiscal 2010 primarily due to a 26% increase in revenues.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. Other income was approximately $1.1 million in the year ended April 30, 2012 compared to $1.9 million in fiscal 2011. The decrease was primarily due to a change in exchange rates gains/(losses). We incurred an exchange rate loss of approximately $289,000 in the year ended April 30, 2012 compared to a gain of approximately $172,000 in fiscal 2011. To a lesser extent the decrease was due to an increase in unrealized and realized losses on investments and lower interest income. This was partially offset by an increase in rental income from leases on our Atlanta property in fiscal 2012.

Other income of approximately $1.9 million in the year ended April 30, 2011 was substantially unchanged from fiscal 2010. A $12,000 increase from fiscal 2010 was primarily the result of an increase in exchange rate gains and in rental income from leases on our Atlanta property in fiscal 2011 partially offset by an increase in unrealized and realized losses on investments.

Income Taxes

During fiscal 2012, the Company recorded income tax expense of $5.9 million compared to $3.8 million in fiscal 2011 and $3.4 million in fiscal 2010. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. Our tax effective rate was 34.3%, 33.9% and 37.2% in fiscal years 2012, 2011 and 2010, respectively. The effective tax rate for the current fiscal year is higher than last year partially due to the expiration of the research and development tax credit. We expect our tax effective rate to be in the range of 34% to 37% in fiscal 2013.

Noncontrolling Interest

Noncontrolling interest is a function of our majority-owned subsidiaries’ earnings or losses, with noncontrolling interest losses recorded when these subsidiaries have earnings, and noncontrolling interest earnings recorded when they have losses. As of July 9, 2009, we acquired the remaining outstanding shares of Logility. As a result of this transaction, for fiscal 2010 we recorded only the portion of noncontrolling interest expense incurred through the acquisition date. For the portion of the twelve months ended April 30, 2010 prior to the July 9, 2009 acquisition date, we recorded noncontrolling interest expenses of approximately $90,000, and for fiscal 2009 we recorded noncontrolling interest expenses of approximately $720,000. Since we now own 100% of Logility, there was no noncontrolling interest recorded in fiscal 2012 or 2011, nor will there be any noncontrolling interest recorded in future periods.

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

The following tables show information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2012 and 2011. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended April 30
	2012	2011
	(in thousands)
Net cash provided by operating activities	$16,281	$3,066
Net cash provided by investing activities	2,734	5,837
Net cash used in financing activities	(3,832)	(6,705)

Net change in cash and cash equivalents	$15,183	$2,198

The increase in cash provided by operating activities in fiscal 2012 compared to fiscal 2011 was due primarily to: (1) an increase in the net proceeds from sales and maturities of trading securities because all debt securities acquired during fiscal 2012 and 2011 were classified as “trading” and are included in operating activities, (2) a lower increase in accounts receivable in fiscal 2012 compared to fiscal 2011 due to timing of sales and billing, (3) an increase in net earnings, (4) an increase in tax benefits of options exercised due to more stock option exercises in the current year, (5) an increase in the loss on unrealized investments compared to a gain in the prior year due to investment markets, (6) higher depreciation and amortization expense due to timing of the completion of capitalized software projects, (7) an increase in stock-based compensation expense due to the increase value of option grants and (8) a decrease in deferred tax liability.

These factors were partially offset by (1) an increase in purchases of trading securities, (2) a lower increase in accounts payable and other liabilities when compared to fiscal 2011 due primarily to timing and amount of sales commissions, bonuses and tax liabilities, (3) an increase in prepaid expenses and other assets in fiscal 2012 compared to a decrease in fiscal 2011 due to timing of purchases, (4) an increase in excess tax benefits from stock-based compensation due to an increase in stock option exercises in fiscal 2012 compared to fiscal 2011, (5) lower bond amortization and (6) higher deferred revenues primarily due to increased maintenance sales.

The decrease in cash provided by investing activities in fiscal 2012 compared to fiscal 2011 was due primarily to: (1) a decrease in proceeds from maturities of investments because all debt securities acquired during fiscal 2011 and 2012 were classified as “trading” and are included in operating activities, (2) an increase in capitalized software development costs, and (3) an increase in purchases of equipment.

The decrease in cash used in financing activities in fiscal 2012 when compared to fiscal 2011 was due primarily to: (1) an increase in proceeds from exercise of stock options, (2) an increase in excess tax benefits from stock-based compensation and (3) no repurchases of common stock in fiscal 2012 compared to repurchases in fiscal 2011. These factors were partially offset by an increase in cash dividends paid on common stock.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30
	2012	2011
	(in thousands)
Cash and cash equivalents	$39,111	$23,928
Investments	27,759	31,483

Total cash and investments	$66,870	$55,411

Net increase in total cash and investments	$11,459	$1,532

The following table provides information regarding our known contractual obligations as of April 30, 2012 (in thousands): (See Notes to Consolidated Financial Statements—Note 8)

Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$1,787	$772	$835	$180	$—

As a result of the positive cash flow from operations our business has generated in recent periods, and because as of April 30, 2012 we had $66.9 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We currently do not have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days Sales Outstanding (DSO) in accounts receivable were 64 days as of April 30, 2012, compared to 67 days as of April 30, 2011. This decrease was due the timing of collections and higher license fees in the fourth quarter of fiscal 2011 when compared to the fourth quarter of fiscal 2012. Our current ratio on April 30, 2012 was 2.6 to 1, compared to 2.2 to 1 on April 30, 2011. DSO can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales (which typically have installment payment terms), seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of June 30, 2012 we have repurchased approximately 3.0 million shares of common stock at a cost of approximately $11.5 million.

See Item 5 of this report, under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign Currency. For the fiscal years ended April 30, 2012 and 2011, we generated 16% and 14% of our revenues outside of the United States, respectively. We typically denominate our international sales in U.S. Dollars, Euros or British Pounds Sterling. We denominate our expenses associated with our international operations in local currencies. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded an exchange rate loss of approximately $289,000 in fiscal 2012 compared to exchange rate gains of approximately $172,000 and $23,000 in fiscal 2011 and 2010, respectively. We estimate that a 10% movement in foreign currency rates would have the effect of creating an exchange gain or loss of approximately $269,000.

Interest Rates and Other Market Risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of our cash equivalents and investments as of April 30, 2012 was approximately $66.9 million.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of April 30, 2012. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of April 30, 2012.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of April 30, 2012, and this attestation report follows immediately below.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited American Software, Inc.’s internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8(a)). Our responsibility is to express an opinion on American Software, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, American Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2012, and our report dated July 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Atlanta, Georgia

July 12, 2012

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries (the “Company”) as of April 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Software, Inc.’s internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Atlanta, Georgia

July 12, 2012

American Software, Inc. and Subsidiaries

Consolidated Balance Sheets

April 30, 2012 and 2011

(in thousands, except share data)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$39,111	$23,928
Investments	20,251	20,639
Trade accounts receivable, less allowance for doubtful accounts of $171 at April 30, 2012 and $243 at April 30, 2011:
Billed	15,205	14,409
Unbilled	4,607	4,151
Deferred income taxes	34	77
Prepaid expenses and other current assets	3,184	2,918

Total current assets	82,392	66,122
Investments—noncurrent	7,508	10,844
Property and equipment, net	4,912	5,723
Capitalized software, net	7,791	7,562
Goodwill	12,601	12,601
Other intangibles, net	1,263	1,880
Other assets	86	100

Total assets	$116,553	$104,832

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,042	$1,011
Accrued compensation and related costs	5,169	4,245
Dividends payable	2,433	2,345
Other current liabilities	4,198	4,493
Deferred revenue	19,441	17,307

Total current liabilities	32,283	29,401
Deferred income taxes	1,240	1,375

Total liabilities	33,523	30,776
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 28,798,490 shares at April 30, 2012 and 27,651,615 shares at April 30, 2011	2,880	2,765
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at April 30, 2012 and 2,747,086 shares at April 30, 2011; convertible into Class A shares on a one-for-one basis	259	275
Additional paid-in capital	95,386	88,278
Retained earnings	8,024	6,257
Class A treasury stock, 4,348,663 shares at April 30, 2012 and April 30, 2011, at cost	(23,519)	(23,519)

Total shareholders’ equity	83,030	74,056

Commitments and contingencies
Total liabilities and shareholders’ equity	$116,553	$104,832

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended April 30, 2012, 2011, and 2010

(In thousands, except per share data)

	2012	2011	2010
Revenues:
License	$27,826	$19,240	$15,503
Services and other	42,380	36,960	32,298
Maintenance	32,430	29,389	27,475

Total revenues	102,636	85,589	75,276

Cost of revenues:
License	7,142	5,828	3,374
Services and other	31,101	27,205	22,797
Maintenance	7,597	7,152	6,803

Total cost of revenues	45,840	40,185	32,974

Gross margin	56,796	45,404	42,302

Research and development	8,226	7,388	6,722
Sales and marketing	18,797	15,720	15,045
General and administrative	13,070	12,200	12,841
Amortization of acquisition-related intangibles	535	684	395
Severance expenses	—	219	—

Total operating expenses	40,628	36,211	35,003

Operating income	16,168	9,193	7,299
Other income:
Interest income	1,288	1,421	1,473
Other, net, primarily investment (loss)/income	(185)	520	456

Earnings before income taxes	17,271	11,134	9,228
Income tax expense	(5,928)	(3,770)	(3,434)

Net earnings	$11,343	$7,364	$5,794
Less net earnings attributable to noncontrolling interests	—	—	(90)

Net earnings attributable to American Software, Inc.	$11,343	$7,364	$5,704

Earnings per common share:(a)
Basic	$0.43	$0.29	$0.23

Diluted	$0.42	$0.28	$0.22

Shares used in the calculation of earnings per common share:
Basic	26,455	25,751	25,318
Diluted	27,098	26,183	25,881

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.43, $0.29 and $0.23 for the years ended April 30, 2012, 2011 and 2010, respectively. See Note 1 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

Years ended April 30, 2012, 2011, and 2010

(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained earnings	Treasury stock	Total American Software, Inc. shareholders’ equity	Non- controlling Interests	Total shareholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2009	26,642,744	$2,664	2,877,086	$288	$88,164	$11,625	$(22,902)	$79,839	$6,388	$86,227
Proceeds from stock options exercised including proceeds from stock options of subsidiary	124,570	13	—	—	461	—	—	474	—	474
Stock-based compensation	—	—	—	—	1,036	—	—	1,036	—	1,036
Conversion of Class B shares into Class A shares	100,000	10	(100,000)	(10)	—	—	—	—	—	—
Net earnings	—	—	—	—	—	5,704	—	5,704	90	5,794
Dividends declared	—	—	—	—	—	(9,120)	—	(9,120)	—	(9,120)
Repurchase of common shares	—	—	—	—	—	—	(248)	(248)	—	(248)
Tax benefit of stock option exercises	—	—	—	—	445	—	—	445	—	445
Repurchase of noncontrolling interest	—	—	—	—	(5,850)	—	—	(5,850)	(6,478)	(12,328)

Balance at April 30, 2010	26,867,314	2,687	2,777,086	278	84,256	8,209	(23,150)	72,280	—	72,280
Proceeds from stock options exercised	754,301	75	—	—	2,654	—	—	2,729	—	2,729
Stock-based compensation	—	—	—	—	985	—	—	985	—	985
Conversion of Class B shares into Class A shares	30,000	3	(30,000)	(3)	—	—	—	—	—	—
Net earnings	—	—	—	—	—	7,364	—	7,364	—	7,364
Dividends declared	—	—	—	—	—	(9,316)	—	(9,316)	—	(9,316)
Repurchase of common shares	—	—	—	—	—	—	(369)	(369)	—	(369)
Tax benefit of stock option exercises	—	—	—	—	383	—	—	383	—	383

Balance at April 30, 2011	27,651,615	2,765	2,747,086	275	88,278	6,257	(23,519)	74,056	—	74,056
Proceeds from stock options exercised	986,875	99	—	—	4,940	—	—	5,039	—	5,039
Stock-based compensation	—	—	—	—	1,287	—	—	1,287	—	1,287
Conversion of Class B shares into Class A shares	160,000	16	(160,000)	(16)	—	—	—	—	—	—
Net earnings	—	—	—	—	—	11.343	—	11,343	—	11,343
Dividends declared	—	—	—	—	—	(9,576)	—	(9,576)	—	(9,576)
Tax benefit of stock option exercises	—	—	—	—	881	—	—	881	—	881

Balance at April 30, 2012	28,798,490	$2,880	2,587,086	$259	$95,386	$8,024	$(23,519)	$83,030	$—	$83,030

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended April 30, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net earnings attributable to American Software, Inc.	$11,343	$7,364	$5,704
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,302	3,922	2,160
Stock-based compensation expense	1,287	985	1,036
Bond amortization	112	285	569
Tax benefit of options exercised	881	383	445
Excess tax benefits from stock-based compensation	(616)	(190)	(129)
Net loss (gain) on investments	367	(96)	(507)
Noncontrolling interest in net earnings of subsidiary	—	—	90
Deferred income taxes	(92)	(245)	626
Changes in operating assets and liabilities:
Purchases of trading securities	(18,196)	(15,117)	(16,412)
Proceeds from sales and maturities of trading securities	15,606	6,908	4,382
Accounts receivable, net	(1,252)	(7,420)	2,458
Prepaid expenses and other assets	(254)	462	(447)
Accounts payable and other liabilities	659	3,665	(792)
Deferred revenue	2,134	2,160	(1,059)

Net cash provided by (used in) operating activities	16,281	3,066	(1,876)

Cash flows from investing activities:
Capitalized computer software development costs	(2,731)	(2,565)	(2,411)
Purchase of business, net of cash acquired	—	—	(3,253)
Purchases of property and equipment, net of disposals	(372)	(302)	(561)
Proceeds from maturities of investments	5,837	8,704	13,274
Return of capital from equity method investment	—	—	14
Proceeds from exercise of stock options by subsidiary	—	—	29

Net cash provided by investing activities	2,734	5,837	7,092

Cash flows from financing activities:
Repurchase of common stock	—	(369)	(248)
Excess tax benefits from stock-based compensation	616	190	129
Proceeds from exercise of stock options	5,039	2,729	445
Dividends paid	(9,487)	(9,255)	(9,113)
Repurchase of noncontrolling interest	—	—	(12,328)

Net cash used in financing activities	(3,832)	(6,705)	(21,115)

Net change in cash and cash equivalents	15,183	2,198	(15,899)
Cash and cash equivalents at beginning of year	23,928	21,730	37,629

Cash and cash equivalents at end of year	$39,111	$23,928	$21,730

Supplemental disclosures of cash paid during the year for:
Income taxes	$6,057	$2,001	$3,613
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$2,433	$2,345	$2,284
Leasehold improvements allowance paid by lessor	$—	$163	$—

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2012, 2011, and 2010

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

•

The SCM segment consists of our subsidiary, Logility, Inc. (see Note 9), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners and Demand Management, Inc. (“DMI”), a wholly-owned subsidiary of Logility.

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

April 30, 2012, 2011, and 2010

as the risk of loss for collection, delivery, or returns, and (4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, in most cases we record our sales through the DMI channel on a gross basis.

Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. The underlying arrangements typically (i) include a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 36 to 60 months and (iii) do not provide the customer with an option to take delivery of the software at any time during or after the subscription term. In addition, subscription and other recurring revenues include subscription-based software license revenues where the customer has taken physical possession of the software for a defined period of time. Subscription revenues are recognized ratably over the subscription term beginning on the commencement dates of each contract. As of April 30, 2012, revenue recorded under this accounting treatment has been minimal.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are primarily billed under time and materials arrangements and are recognized as services are performed. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification, the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenues and totaled approximately $1,903,000, $1,338,000, and $872,000 for 2012, 2011 and 2010, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At April 30, 2012 and 2011, unbilled license fees were approximately $1.0 and $1.8 million, respectively, and unbilled services revenues were approximately $3.6 and $2.4 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

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

(e) Cash Equivalents

Cash equivalents of $36.8 million and $22.0 million at April 30, 2012 and 2011, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

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

(g) Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, the allowance for the cost of returns and product warranty claims at April 30, 2012 or 2011 is not significant.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts of expense/(recovery) to operations were approximately $238,000, $173,000, and $(298,000) for 2012, 2011, and 2010, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

identification basis. Investments with maturities less than one year as of the balance sheet date are classified as short-term investments and those that mature greater than one year are classified as long-term investments.

(i) Furniture, Equipment, and Purchased Computer Software

Furniture, equipment and purchased computer software are recorded at cost, less accumulated depreciation and amortization. Depreciation of buildings, computer equipment, purchased computer software, office furniture and equipment is calculated using the straight-line method based upon the estimated useful lives of the assets (three years for computer equipment and software, seven years for office furniture and equipment and thirty years for buildings). Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter. Depreciation and amortization expense on buildings, furniture, equipment and purchased computer software was $1,183,000, $1,232,000, and $1,271,000 in 2012, 2011 and 2010, respectively.

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

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2012	2011	2010
	(in thousands)
Total capitalized computer software development costs	$2,731	$2,565	$2,411
Total research and development expense	8,226	7,388	6,722

Total research and development expense and capitalized computer software development costs	$10,957	$9,953	$9,133

Total amortization of capitalized computer software development costs	$2,502	$1,892	$380

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

Capitalized computer software development costs consist of the following at April 30, 2012 and 2011 (in thousands):

	2012	2011
Capitalized computer software development costs	$12,954	$16,885
Accumulated amortization	(5,163)	(9,323)

	$7,791	$7,562

Of the Company’s capitalized software projects that are currently completed and being amortized, the company expects amortization expense for the next five years to be as follows (in thousands):

2013	$2,501
2014	625
2015	—
2016	—
2017	—

$3,126

(k) Acquisition-Related Intangible Assets (exclusive of Logility’s treasury stock repurchases)

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definitive lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, three years, including the period being reported on. The other intangible assets are being amortized over a period ranging from two to six years. Total amortization expense related to acquisition-related intangible assets was approximately $535,000, $684,000 and $395,000 for 2012, 2011 and 2010, respectively, and is included in operating expense in the accompanying consolidated statements of operations.

Acquisition-Related Intangible Assets consist of the following (in thousands):

	2012	2011
Acquired software	$—	$300
Current Technology	1,370	1,370
Distribution Channel	—	1,000
Customer Relationships	790	1,590
Trademarks	76	376

	2,236	4,636
Less accumulated amortization	(1,118)	(2,983)

	$1,118	$1,653

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2012 (in thousands):

2013	$501
2014	472
2015	145
2016	—
2017	—

$1,118

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

In September 2011, the FASB issued an accounting standards update amending the guidance on the annual testing of goodwill for impairment. The update allows entities to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.

The Company adopted the new guidance during the fourth quarter of fiscal 2012 and after considering such qualitative factors as macroeconomic conditions, industry and market conditions, overall financial performance and other Company-specific factors such as potential changes in strategy, the Company determined that it was not more likely than not that any impairment to goodwill occurred during the year ended April 30, 2012. Consequently, the Company was not required to perform the remaining two-step quantitative goodwill impairment test.

For the years ended April 30, 2011 and April 30, 2010, the Company applied the required quantitative two-step goodwill impairment test. When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. The Company identifies the reporting unit on a basis that is similar to its method for identifying operating segments as defined by the Segment Reporting Topic of the FASB Accounting Standards Codification. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. This evaluation is applied annually on each impairment testing date (April 30) unless there is a triggering event present during an interim period. The Company used the Income and Market approaches to test for goodwill impairment as of the Valuation Date. The methodology utilized to implement the Income approach was the discounted cash flow (DCF) methodology. The methodologies utilized to implement the Market approach were the comparable company methodology (CCM) and the comparable transaction methodology (CTM).

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

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

In the event of impairment, the loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill for impairment as of April 30, 2011 and 2010 and did not identify any goodwill impairment as a result of the review.

Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification.

Goodwill consisted of the following by segment (in thousands):

	Enterprise Resource Planning*	Supply Chain Management**	IT Consulting	Total
Balance at April 30, 2010, 2011 and 2012	$1,812	$10,789	$—	$12,601

*	Goodwill related to New Generation Computing, Inc.
**	Goodwill related to Logility, Inc., Demand Management, Inc. and Optiant, Inc.

Intangible Assets (including Acquisition-Related Intangible Assets) consisted of the following by segment (in thousands):

	Enterprise Resource Planning	Supply Chain Management	IT Consulting	Total
Balance at April 30, 2010	$—	$2,677	$—	$2,677
Amortization expense	—	(797)	—	(797)

Balance at April 30, 2011	$—	$1,880	$—	$1,880
Amortization expense	—	(617)	—	(617)

Balance at April 30, 2012	$—	$1,263	$—	$1,263

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

During fiscal 2010, the Company recorded $892,000 in goodwill and $2,236,000 in intangible assets as a result of the acquisition of Optiant, Inc. The intangible assets are being amortized over a period ranging from two to five years (see Note 5).

Goodwill and intangible assets include the effects of applying purchase accounting resulting from Logility’s stock repurchases. Total amortization expense related to Logility Stock Buy-back Step Acquisition and purchased software was approximately $82,000, $112,000 and $114,000 for 2012, 2011 and 2010, respectively. For purposes of the disclosure above, amounts related to the buyback of Logility stock are presented as a component of the SCM segment.

Intangible assets related to Logility Stock Buy-back Step Acquisition and purchased software consist of the following (in thousands):

	2012	2011
Acquired software	$—	$75
Distribution Channel	75	75
Customer Relationships	477	477
Trademarks	155	155

	707	782
Less accumulated amortization	(562)	(555)

	$145	$227

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2012 (in thousands):

2013	$75
2014	64
2015	6
2016	—
2017	—

$145

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

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

(o) Stock Compensation Plans

The Company has four stock-based employee compensation plans under which options to purchase common stock of the Company were outstanding as of April 30, 2012. Those plans are described more fully in Note 7. In addition to two American Software plans, effective July 9, 2009, the Company adopted the Logility, Inc. 1997 Stock Plan and Logility, Inc. 2007 Stock Plan as equity plans of the Company in conjunction with the Company’s acquisition of the shares of Logility common stock it did not previously own.

The Company recorded stock option compensation cost of approximately $1,287,000, $985,000 and $1,036,000 and related income tax benefits of approximately $339,000, $238,000 and $298,000 for the fiscal years ended April 30, 2012, 2011 and 2010, respectively. Stock-based compensation expense on current year grants is recorded on a straight-line basis over the vesting period for the entire award directly to additional paid-in capital.

Cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. During the years ended April 30, 2012, 2011 and 2010, the Company realized tax benefits from stock options generated in previous and current periods resulting in approximately $616,000, $190,000 and $129,000 of excess tax benefits which are included as a component of cash flows from financing activities in the accompanying 2012, 2011 and 2010 consolidated statements of cash flows, respectively.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

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

April 30, 2012, 2011, and 2010

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts), See Note 7 for total stock options outstanding and potentially dilutive:

Basic earnings per common share:

	Year Ended April 30, 2012		Year Ended April 30, 2011		Year Ended April 30, 2010
	Class A	Class B	Class A	Class B	Class A	Class B
Distributed earnings	$0.36	$0.36	$0.36	$0.36	$0.36	$0.36
Undistributed earnings/(loss)	0.07	0.07	(0.07)	(0.07)	(0.13)	(0.13)

Total	$0.43	$0.43	$0.29	$0.29	$0.23	$0.23

Distributed earnings	$8,642	$931	$8,311	$989	$8,115	$1,024
Undistributed earnings/(loss)	1,595	175	(1,730)	(206)	(3,045)	(390)

Total	$10,237	$1,106	$6,581	$783	$5,070	$634

Basic weighted average common shares	23,840	2,615	23,004	2,747	22,446	2,872

Diluted EPS for Class A common shares using the If-Converted Method

Year Ended April 30, 2012

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$10,237	23,840	$0.43
Common stock equivalents	—	643

	10,237	24,483	0.42
Class B conversion	1,106	2,615

Diluted EPS for Class A	$11,343	27,098	$0.42

Year Ended April 30, 2011

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$6,581	23,004	$0.29
Common stock equivalents	—	432

	6,581	23,436	0.28
Class B conversion	783	2,747

Diluted EPS for Class A	$7,364	26,183	$0.28

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

Year Ended April 30, 2010

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$5,070	22,446	$0.23
Common stock equivalents	—	563

	5,070	23,009	0.22
Class B conversion	634	2,872

Diluted EPS for Class A	$5,704	25,881	$0.22

Diluted EPS for Class B common shares using the Two-Class Method

Year Ended April 30, 2012

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$1,106	2,615	$0.43
Reallocation of undistributed earnings from Class B shares to Class A shares	(4)	—

Diluted EPS for Class B	$1,102	2,615	$0.43

Year Ended April 30, 2011
	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$783	2,747	$0.29
Reallocation of undistributed earnings from Class A shares to Class B shares	3	—

Diluted EPS for Class B	$786	2,747	$0.29

Year Ended April 30, 2010
	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$634	2,872	$0.23
Reallocation of undistributed earnings from Class A shares to Class B shares	9	—

Diluted EPS for Class B	$643	2,872	$0.23

*	Amounts adjusted for rounding

(s) Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $1.8 million, $1.7 million and $1.5 million in fiscal 2012, 2011 and 2010, respectively.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

(t) Guarantees and Indemnifications

The Company accounts for guarantees in accordance with the Guarantee Topic of the FASB Accounting Standards Codification. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with the Contingencies Topic of the FASB Accounting Standards Codification, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2012 or 2011.

The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2012 or 2011.

(u) Industry Segments

The Company operates and manages its business in three reportable segments. See Note 9 of the Consolidated Financial Statements.

(2) Investments

Investments consist of the following (in thousands):

	April 30
	2012	2011
Trading:
Debt securities:
Tax-exempt state and municipal bonds	$16,623	$16,867
Corporate Bonds	863	—
Certificates of Deposit	1,212	1,706
Other government bonds	291	318

Total debt securities	18,989	18,891
Marketable equity securities	7,342	5,233

	$26,331	$24,124

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

	April 30, 2012
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$95	—	—	$95
Tax-exempt state and municipal bonds	1,333	16	—	1,349

	$1,428	$16	$—	$1,444

	April 30, 2011
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$590	—	—	$590
Tax-exempt state and municipal bonds	6,769	101	1	6,869

	$7,359	$101	$1	$7,459

The total carrying value of all investments on a consolidated basis was approximately $27,759,000 and $31,483,000 at April 30, 2012 and 2011, respectively. At April 30, 2012, there were approximately $7,278,000 in trading investments and $230,000 in held-to-maturity investments included in investments-noncurrent in the accompanying consolidated balance sheets. At April 30, 2011, there were approximately $9,379,000 in trading investments and $1,465,000 in held-to-maturity investments included in investments-noncurrent in the accompanying consolidated balance sheets. As of April 30, 2012, the Company does not believe any investments to be other-than-temporarily impaired.

The contractual maturities of debt securities classified as trading at April 30, 2012 and 2011 were as follows (in thousands):

	2012	2011
Due within one year	$11,986	$9,800
Due within two years	5,628	7,296
Due within three years	540	1,571
Due after three years	835	224

	$18,989	$18,891

The contractual maturities of debt securities classified as held-to-maturity at April 30, 2012 and 2011 were as follows (in thousands):

	2012	2011
Due within one year	$1,198	$5,894
Due within two years	230	1,231
Due within three years	—	234
Due after three years	—	—

	$1,428	$7,359

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

In 2012, 2011 and 2010, the Company’s investment portfolio of trading securities experienced net unrealized holding gains of approximately $45,000, $107,000 and $538,000, respectively, which have been included in other income/(loss), net in the accompanying consolidated statements of operations.

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

Marketable Securities —Marketable securities utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds, and most U.S. Government debt securities, as these securities all have quoted prices in active markets. Marketable securities utilizing Level 2 inputs include municipal bonds. We value these securities using market-corroborated pricing or other models that use observable inputs such as yield curves.

The following table presents our assets that we measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	April 30, 2012				April 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$36,831	—	—	$36,831	$22,039	—	—	$22,039
Marketable securities	7,930	18,126	—	$26,056	4,944	18,891	—	$23,835

Total	$44,761	$18,126	$—	$62,887	$26,983	$18,891	$—	$45,874

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $275,000 and approximately $1.4 million in held-to-maturity investments which are not recorded at fair value and thus are not recorded in the table above. The held-to-maturity investments consist of certificates of deposit and tax-exempt state and municipal bonds as well as U.S. Government debt securities and are recorded at amortized cost. Fair values for these securities are obtained from third party broker statements. The fair value amounts are primarily derived from quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. See Note 2 for the fair value of the Company’s investments classified as “held-to-maturity.”

The carrying amounts of cash, trade accounts receivable and unbilled accounts receivable, accounts payable, accrued compensation and related costs, and other current liabilities approximate fair value because of their short-term maturities.

(4) Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2012 and 2011 (in thousands):

	2012	2011
Buildings and leasehold improvements	$19,967	$19,863
Computer equipment and purchased software	9,358	9,150
Office furniture and equipment	4,200	4,140

	33,525	33,153
Less accumulated depreciation and amortization	28,613	27,430

	$4,912	$5,723

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

April 30, 2012, 2011, and 2010

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

April 30, 2012, 2011, and 2010

(which must arise from a legal performance obligation) related to deferred revenue is estimated based on the direct cost of fulfilling the obligation plus a normal profit margin thereon. Also, in practice, the normal profit margin is limited to the profit margin on the costs to provide the product or service (that is, the fulfillment effort).

(6) Income Taxes

Income tax expense consisted of the following:

	Years ended April 30,
	2012	2011	2010
	(In thousands)
Current:
Federal	$5,335	$3,464	$2,356
State	685	551	452

	6,020	4,015	2,808

Deferred:
Federal	(85)	(225)	556
State	(7)	(20)	70

	(92)	(245)	626

	$5,928	$3,770	$3,434

The Company’s effective income tax rate differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 35% for fiscal year 2012 and 34% for fiscal years 2011 and 2010, to earnings before income taxes and noncontrolling interest as follows:

	Years ended April 30,
	2012	2011	2010
	(In thousands)
Computed “expected” income tax expense	$5,984	$3,786	$3,138
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	405	377	330
Research and development credits	(259)	(447)	(130)
Change in valuation allowance for deferred tax assets	34	(43)	22
Tax contingencies	(59)	151	20
Other, net, including permanent items	(177)	(54)	54

	$5,928	$3,770	$3,434

Our effective income tax rates were 34.3%, 33.9% and 37.2% in 2012, 2011 and 2010, respectively. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. The provision for income taxes in 2012, 2011 and 2010 excludes approximately $881,000, $383,000 and $445,000, respectively, of tax benefits realized from the recognition of stock option deductions, which have been recorded in additional paid-in capital.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

The significant components of deferred income tax (benefit) expense attributable to income from continuing operations before income taxes for the years ended April 30, 2012, 2011, and 2010 are as follows:

	Years ended April 30,
	2012	2011	2010
	(In thousands)
Deferred tax (benefit) expense	$(126)	$(202)	$604
Increase (decrease) in the valuation allowance for deferred tax assets	34	(43)	22

	$(92)	$(245)	$626

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2012 and 2011 are presented as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$815	$569
State net operating loss carryforwards	357	324
Intangible assets and fixed asset basis differences	1,039	920
Nonqualified stock options	927	840

Total gross deferred tax assets	3,138	2,653
Less valuation allowance	608	574

Net deferred tax assets	2,530	2,079

Deferred tax liabilities:
Capitalized computer software development costs	(2,909)	(2,823)
Net gains/losses on trading securities	(143)	(126)
Goodwill	(425)	(369)
Other	(259)	(59)

Total gross deferred tax liabilities	(3,736)	(3,377)

Net deferred tax liabilities	$(1,206)	$(1,298)

At April 30, 2012, the Company has approximately $10.7 million of various state net operating loss carryforwards which are available to offset future state taxable income, if any, through 2030.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2012.

On May 1, 2007, the Company adopted accounting provisions which require us to prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

As of April 30, 2012, 2011 and 2010, we have recorded approximately $984,000, $1.2 million, and $166,000, respectively, of unrecognized tax benefits, inclusive of interest and penalties, all of which would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of April 30, 2012 and 2011, we had recorded a liability for potential penalties and interest of approximately $161,000 and $123,000, respectively, related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, excluding interest and penalties (in thousands):

	2012	2011
Balance at beginning of the period	$1,081	$90
(Decreases)/Increases as a result of positions taken during prior periods	(104)	104
Increases/(Decreases) as a result of positions taken during the current period	7	887

Balance at April 30,	$984	$1,081

We conduct business globally and, as a result, file income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2000. We are no longer subject to U.S. Federal income tax examination for years prior to 2006. The Company’s 2009 and 2008 U.S. Federal returns were audited by the Internal Revenue Service, and the examinations were concluded in November 2011 and 2009, respectively, with no changes to the returns as originally filed.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

Stock Option Plans

As of April 30, 2012, the Company has outstanding stock options granted pursuant to four stock option plans. The 2001 Stock Option Plan (the “2001 Option Plan”) became effective on September 1, 2000. This Plan was terminated and replaced by the 2011 Equity Compensation Plan (the “2011 Option Plan”) effective May 17, 2010. Options outstanding under the 2001 Option Plan remain in effect, but no new options may be granted under the plan. Effective July 9, 2009, we adopted the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan as equity plans of American Software, although we will not grant any additional stock options under these plans.

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

Incentive and nonqualified options exercisable at April 30, 2012, 2011 and 2010 totaled 1,690,101, 2,121,592, and 2,459,820, respectively. Options available for grant at April 30, 2012, for the 2011 Option Plan are 1,092,143 shares.

A summary of changes in outstanding options for the year ended April 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2011	3,832,661	$6.01
Granted	697,500	8.16
Exercised	(986,875)	5.11
Forfeited/cancelled	(10,564)	5.40

Outstanding at April 30, 2012	3,532,722	$6.69	3.2	$6,115,806

Exercisable at April 30, 2012	1,690,101	$6.58	2.2	$3,220,141

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2012, 2011, and 2010 are $3.14, $1.85, and $1.89 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2012, 2011, and 2010:

	2012	2011	2010
Dividend yield	5.6%	5.9%	5.7%
Expected volatility	55.4%	53.6%	50.8%
Risk-free interest rate	2.7%	3.0%	3.4%
Expected term	4.3 years	4.2 years	4.2 years

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

Options issued after May 1, 2007 with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2012, 2011, and 2010, we issued 986,875, 754,301 and 124,570 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2012, 2011 and 2010 based on market value at the exercise dates was $3,592,358, $1,910,835 and $267,680, respectively. The fair value of grants vested during the years ended April 30, 2012, 2011 and 2010 was $1,082,363, $962,781 and $1,205,049, respectively. As of April 30, 2012, unrecognized compensation cost related to unvested stock option awards approximated $3.3 million and is expected to be recognized over a weighted average period of 1.8 years.

Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. There were no shares repurchased during the fiscal year ended April 30, 2012. For this repurchase plan, through April 30, 2012, we have repurchased 813,710 shares of common stock at a cost of approximately $4.1 million. Under all repurchase plans as of April 30, 2012, we have repurchased 4,348,663 shares of common stock at a cost of approximately $23.5 million.

(8) Commitments and Contingencies

(a) Leases

The Company leases office facilities and equipment under various operating leases. Rental expense for these leases approximated $906,000, $827,000, and $813,000 for the years ended April 30, 2012, 2011, and 2010, respectively.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

The Company leased several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $349,000, $344,000 and $287,000 for three years ended April 30, 2012, 2011 and 2010, respectively. In addition, the Company owns other properties leased under various operating leases. Rental income for these leases approximated $204,000, $178,000 and $187,000 for the three years ended April 30, 2012, 2011, and 2010, respectively. The rental income is included as a component of Other Income, Net in the accompanying consolidated statements of operations.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2012 are as follows (existence of renewal or escalation clauses) (in thousands):

Years ended April, 30:
2013	$772
2014	568
2015	267
2016	180
2017	—

$1,787

Future minimum lease rentals receivable under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2012 are as follows (already included or prorated at the Company’s occupied building) (in thousands):

Years ended April, 30:
2013	$478
2014	340
2015	92
2016	—
2017	—
Thereafter	—

$910

(b) 401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2012, 2011, or 2010.

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

April 30, 2012, 2011, and 2010

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

(9) Segment information

The Company provides our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Supply Chain Management (SCM), (2) Enterprise Resource Planning (ERP), and (3) Information Technology (IT) Consulting.

The SCM segment consists of Logility, Inc., a wholly-owned subsidiary, as well as its subsidiary, DMI, which provides collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (1) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (2) New Generation Computing (NGC), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

Following is information related to each segment as of and for the years ended April 30, 2012, 2011 and 2010:

	2012	2011	2010
Revenues:
Enterprise Resource Planning	$13,651	$13,548	$15,788
Supply Chain Management	63,610	49,421	41,570
IT Consulting	25,375	22,620	17,918

	$102,636	$85,589	$75,276

Operating income/(loss) before intersegment eliminations:
Enterprise Resource Planning	$(4,947)	$(4,166)	$(3,358)
Supply Chain Management	19,335	12,348	10,253
IT Consulting	1,780	1,011	404

	$16,168	$9,193	$7,299

Intersegment eliminations:
Enterprise Resource Planning	$(1,494)	$(1,720)	$(1,662)
Supply Chain Management	1,503	1,720	1,662
IT Consulting	(9)	—	—

	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(6,441)	$(5,886)	$(5,020)
Supply Chain Management	20,838	14,086	11,915
IT Consulting	1,771	1,011	404

	$16,168	$9,193	$7,299

Capital expenditures:
Enterprise Resource Planning	$162	$69	$301
Supply Chain Management	205	390	254
IT Consulting	5	6	6

	$372	$465	$561

Capitalized Software:
Enterprise Resource Planning	$—	$—	$—
Supply Chain Management	2,731	2,565	2,411
IT Consulting	—	—	—

	$2,731	$2,565	$2,411

Depreciation and amortization:
Enterprise Resource Planning	$1,046	$1,157	$1,194
Supply Chain Management	3,252	2,763	965
IT Consulting	4	2	1

	$4,302	$3,922	$2,160

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2012, 2011, and 2010

	April 30, 2012	April 30, 2011	April 30, 2010
Identifiable assets:
Enterprise Resource Planning	$33,594	$30,515	$28,712
Supply Chain Management	77,288	68,463	63,880
IT Consulting	5,671	5,854	4,583

	$116,553	$104,832	$97,175

International Revenue and Significant Customer

International revenues approximated $16.2 million or 16%, $12.1 million or 14%, and $8.0 million or 11%, of consolidated revenues for the years ended April 30, 2012, 2011, and 2010, respectively, and were derived primarily from customers in Canada and Europe.

One customer accounted for approximately 15%, 15% and 12% of consolidated revenue for the years ended April 30, 2012, 2011 and 2010, respectively. Accounts receivable from this customer were approximately $1.6 million and $2.3 million at April 30, 2012 and 2011, respectively.

(10) Financial Statements and Supplementary Data (Unaudited)

The following schedule presents results for each quarter in the years ended April 30, 2012 and 2011 (in thousands, except per share amounts):

	Total revenues	Gross margins	Operating income	Net earnings	Diluted earnings per share*
Quarter ended:
July 31, 2011	$23,709	$13,192	$3,594	$2,288	$0.09
October 31, 2011	25,598	14,634	4,716	2,981	0.11
January 31, 2012	25,397	13,502	3,293	2,592	0.10
April 30, 2012	27,932	15,468	4,565	3,482	0.13

Year ended April 30, 2012	$102,636	$56,796	$16,168	$11,343	$0.42

Quarter ended:
July 31, 2010	$19,094	$10,194	$2,016	$1,373	$0.05
October 31, 2010	20,953	10,782	1,775	1,474	0.06
January 31, 2011	20,368	10,346	1,786	1,764	0.07
April 30, 2011	25,174	14,082	3,616	2,753	0.10

Year ended April 30, 2011	$85,589	$45,404	$9,193	$7,364	$0.28

*	Quarterly amounts may not sum to full year total due to rounding.

(11) Subsequent Events

On May 16, 2012, our Board of Directors declared a quarterly cash dividend of $0.09 per share of American Software Class A and Class B common stock. The cash dividend is payable on September 7, 2012 to Class A and Class B shareholders of record at the close of business on August 17, 2012.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2012. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of April 30, 2012.

We believe our consolidated financial statements fairly present in all material respects our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements for the years ended April 30, 2012 and 2011 and each of the years in the three-year period ended April 30, 2012 is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of fiscal 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to July 27, 2012 under the captions “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, and “Board Committees.”

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Information regarding director independence is set forth under the captions “CORPORATE GOVERNANCE—Director Independence” and “CORPORATE GOVERNANCE—Committees of the Board of Directors” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.	Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2012	106

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	The Company’s Amended and Restated Articles of Incorporation, and amendments thereto.(1)

3.2	The Company’s Amended and Restated By-Laws dated May 18, 2009.(2)

10.1	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(3)

10.2	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(4)

10.3	The Logility, Inc. 1997 Stock Plan as Amended and Restated Effective July 9, 2009.(5)

10.4	The Logility, Inc. 2007 Stock Plan as Amended and Restated Effective July 9, 2009.(5)

10.5	The Company’s 2001 Stock Option Plan, as Amended and Restated Effective August 17, 2009.(6)

10.6	The Company’s 2011 Equity Compensation Plan.(7)

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.
(3)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.
(4)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2002.
(5)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-160559 filed on Form S-8 on July 13, 2009.
(6)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-161471 filed on Form S-8 on August 21, 2009.
(7)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-168943 filed on Form S-8 on August 19, 2010.

SHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2012, 2011, 2010

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions(1)	Deductions (2)	Balance at end of year
April 30, 2012	$243	238	0	310	171
April 30, 2011	$187	173	0	117	243
April 30, 2010	$484	(241)	0	56	187

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

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

Date: July 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James C. Edenfield James C. Edenfield	President, Chief Executive Officer, Treasurer and Director	July 12, 2012

/s/ Thomas L. Newberry Thomas L. Newberry	Chairman of the Board of Directors	July 12, 2012

/s/ J. Michael Edenfield J. Michael Edenfield	Director, Executive Vice President and Chief Operating Officer	July 12, 2012

/s/ W. Dennis Hogue W. Dennis Hogue	Director	July 12, 2012

/s/ John J. Jarvis John J. Jarvis	Director	July 12, 2012

/s/ Thomas L. Newberry, V. Thomas L. Newberry, V.	Director	July 12, 2012

/s/ James B. Miller, Jr. James B. Miller, Jr.	Director	July 12, 2012

/s/ Vincent C. Klinges Vincent C. Klinges	Chief Financial Officer	July 12, 2012

/s/ Herman L. Moncrief Herman L. Moncrief	Controller and Principal Accounting Officer	July 12, 2012