Form 10-Q
period 2012-07-31
AMERICAN SOFTWARE INC
filed 2012-09-07
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at September 4, 2012
Class A Common Stock, $.10 par value	24,548,170 Shares
Class B Common Stock, $.10 par value	2,587,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2012	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$40,187	$39,111
Investments	19,519	20,251
Trade accounts receivable, less allowance for doubtful accounts of $298 at July 31, 2012 and $171 at April 30, 2012:
Billed	12,793	15,205
Unbilled	6,135	4,607
Deferred income taxes	34	34
Prepaid expenses and other current assets	2,785	3,184

Total current assets	81,453	82,392
Investments—Noncurrent	6,563	7,508
Property and equipment, net of accumulated depreciation of $28,811 at July 31, 2012 and $28,613 at April 30, 2012	4,963	4,912
Capitalized software, net of accumulated amortization of $5,788 at July 31, 2012 and $5,163 at April 30, 2012	8,029	7,791
Goodwill	12,601	12,601
Other intangibles, net of accumulated amortization of $1,825 at July 31, 2012 and $1,681 at April 30, 2012	1,118	1,263
Other assets	86	86

Total assets	$114,813	$116,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,573	$1,042
Accrued compensation and related costs	2,221	5,169
Dividends payable	2,442	2,433
Other current liabilities	4,658	4,198
Deferred revenue	18,861	19,441

Total current liabilities	29,755	32,283
Deferred income taxes	1,112	1,240

Total liabilities	30,867	33,523
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 28,894,346 shares at July 31, 2012 and 28,798,490 shares at April 30, 2012	2,889	2,880
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at July 31, 2012 and April 30, 2012; convertible into Class A shares on a one-for-one basis	259	259
Additional paid-in capital	96,329	95,386
Retained earnings	8,004	8,024
Class A treasury stock, 4,350,663 shares at July 31, 2012 and 4,348,663 shares at April 30, 2012, at cost	(23,535)	(23,519)

Total shareholders’ equity	83,946	83,030

Commitments and contingencies
Total liabilities and shareholders’ equity	$114,813	$116,553

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2012	2011
Revenues:
License	$5,082	$6,688
Services and other	12,495	9,267
Maintenance	8,337	7,754

Total revenues	25,914	23,709

Cost of revenues:
License	1,369	1,835
Services and other	8,623	6,917
Maintenance	1,912	1,765

Total cost of revenues	11,904	10,517

Gross margin	14,010	13,192

Research and development	2,106	1,950
Sales and marketing	4,821	4,306
General and administrative	3,110	3,116
Amortization of acquisition-related intangibles	125	135
Provision for doubtful accounts	127	91

Total operating expenses	10,289	9,598

Operating income	3,721	3,594
Other income (expense):
Interest income	306	363
Other, net	(33)	(376)

Earnings before income taxes	3,994	3,581
Income tax expense	(1,572)	(1,293)

Net earnings	$2,422	$2,288

Earnings per common share (a):
Basic	$0.09	$0.09

Diluted	$0.09	$0.09

Cash dividends declared per common share	$0.09	$0.09

Shares used in the calculation of earnings per common share:
Basic	27,072	26,130

Diluted	27,567	26,788

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.09 and $0.09 for the three months ended July 31, 2012 and 2011, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$2,422	$2,288
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,043	1,094
Stock-based compensation expense	391	284
Bond amortization	7	49
Tax benefit of stock options exercised	57	94
Excess tax benefits from stock-based compensation	(44)	(78)
Net loss on investments	90	411
Retirement of property and equipment	15	—
Deferred income taxes	(128)	(310)
Changes in operating assets and liabilities:
Purchases of trading securities	(4,233)	(5,929)
Proceeds from maturities and sales of trading securities	5,547	3,699
Accounts receivable, net	884	(1,436)
Prepaid expenses and other assets	399	468
Accounts payable and other liabilities	(1,948)	(1,609)
Deferred revenue	(580)	(1,202)

Net cash provided by (used in) operating activities	3,922	(2,177)

Cash flows from investing activities:
Capitalized computer software development costs	(863)	(604)
Purchases of property and equipment, net of disposals	(340)	(129)
Proceeds from maturities of investments	266	963

Net cash (used in) provided by investing activities	(937)	230

Cash flows from financing activities:
Repurchase of common stock	(16)	—
Excess tax benefits from stock based compensation	44	78
Proceeds from exercise of stock options	505	788
Dividends paid	(2,442)	(2,347)

Net cash used in financing activities	(1,909)	(1,481)

Net change in cash and cash equivalents	1,076	(3,428)
Cash and cash equivalents at beginning of period	39,111	23,928

Cash and cash equivalents at end of period	$40,187	$20,500

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

July 31, 2012

A.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at July 31, 2012, the results of operations for the three months ended July 31, 2012 and 2011 and cash flows for the three months ended July 31, 2012 and 2011. The results for the three months ended July 31, 2012 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $499,000 and $420,000 for the three months ended July 31, 2012 and 2011, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At July 31, 2012 and April 30, 2012, unbilled license fees were approximately $2.0 million and $1.0 million, respectively, and unbilled services revenues were approximately $4.1 million and $3.6 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

C.	Declaration of Dividend Payable

On May 16, 2012, our Board of Directors declared a quarterly cash dividend of $0.09 per share of American Software Class A and Class B common stock. The cash dividend is payable on September 7, 2012 to Class A and Class B shareholders of record at the close of business on August 17, 2012.

D.	Earnings Per Common Share

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2012		Three Months Ended July 31, 2011
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.09	$0.09
Undistributed earnings	—	—	—	—

Total	$0.09	$0.09	$0.09	$0.09

Distributed earnings	$2,209	$233	$2,127	$233
Undistributed earnings	(18)	(2)	(64)	(8)

Total	$2,191	$231	$2,063	$225

Basic weighted average common shares outstanding	24,485	2,587	23,434	2,696

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended July 31, 2012

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,191	24,485	$0.09
Common Stock Equivalents	—	495	—

	2,191	24,980	0.09
Class B Conversion	231	2,587	—

Diluted EPS for Class A	$2,422	27,567	$0.09

Three Months Ended July 31, 2011

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,063	23,434	$0.09
Common Stock Equivalents	—	658	—

	2,063	24,092	0.09
Class B Conversion	225	2,696	—

Diluted EPS for Class A	$2,288	26,788	$0.09

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended July 31, 2012

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$231	2,587	$0.09
Reallocation of undistributed earnings to Class A shares from Class B shares	—	—	—

Diluted EPS for Class B	$231	2,587	$0.09

Three Months Ended July 31, 2011

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$225	2,696	$0.09
Reallocation of undistributed earnings to Class B shares from Class A shares	1	—	—

Diluted EPS for Class B	$226	2,696	$0.09

*	Amounts adjusted for rounding

For the three months ended July 31, 2012 and July 31, 2011, we excluded options to purchase 1,503,875 and 893,930 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2012, we had a total of 3,689,002 options outstanding and, as of July 31, 2011, we had a total of 3,935,134 options outstanding.

E.	Stock-Based Compensation

During the three months ended July 31, 2012 and 2011, we granted options for 270,000 and 274,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $391,000 and $284,000 and related income tax benefits of approximately $105,000 and $72,000 during the three months ended July 31, 2012 and 2011, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. During the three months ended July 31, 2012 and 2011, we realized excess tax benefits of approximately $44,000 and $78,000, respectively.

During the three months ended July 31, 2012 and 2011, we issued 95,856 and 170,548 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2012 and 2011 based on market value at the exercise dates was approximately $288,000 and $565,000, respectively. As of July 31, 2012, unrecognized compensation cost related to unvested stock option awards approximated $3.7 million, which we expect to recognize over a weighted average period of 1.9 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2012 and April 30, 2012, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	July 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$38,168	—	—	$38,168
Marketable securities	8,749	15,904	—	24,653

Total	$46,917	$15,904	$—	$62,821

	April 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$36,831	—	—	$36,831
Marketable securities	7,930	18,126	—	26,056

Total	$44,761	$18,126	$—	$62,887

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $273,000 and $275,000 as of July 31, 2012 and April 30, 2012, respectively, and approximately $1.2 million and $1.4 million in held-to-maturity investments as of July 31, 2012 and April 30, 2012, respectively, which are not recorded at fair value and thus are not included in the tables above. The held-to-maturity investments consist of certificates of deposits, and tax-exempt state and municipal bonds, and are recorded at amortized cost. We obtain fair values for these securities from third-party broker statements. We derive the fair value amounts primarily from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at July 31, 2012 and April 30, 2012 (in thousands):

	July 31, 2012
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$95	—	—	$95
Tax-exempt state and municipal bonds	1,061	10	—	1,071

	$1,156	$10	$—	$1,166

	April 30, 2012
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$95	—	—	$95
Tax-exempt state and municipal bonds	1,333	16	—	1,349

	$1,428	$16	$—	$1,444

The contractual maturities of debt securities classified as held to maturity at July 31, 2012 and April 30, 2012 were as follows (in thousands):

	July 31, 2012	April 30, 2012
Due within one year	$1,130	$1,198
Due within two years	26	230
Due within three years	—	—
Due after three years	—	—

	$1,156	$1,428

G.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2012, we have repurchased 815,710 shares of common stock at a cost of approximately $4.1 million. As of July 31, 2012, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,350,663 shares of common stock at a cost of approximately $23.5 million.

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

Our chief operating decision maker is the President and Chief Executive Officer (“CEO”). While the CEO is apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses.

In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2012 and 2011:

	Three Months Ended July 31,
	2012	2011
Revenues:
Enterprise Resource Planning	$3,438	$2,518
Collaborative Supply Chain Management	15,449	15,291
IT Consulting	7,027	5,900

	$25,914	$23,709

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,233)	$(1,925)
Collaborative Supply Chain Management	4,423	5,095
IT Consulting	531	424

	$3,721	$3,594

Intersegment eliminations:
Enterprise Resource Planning	$(396)	$(386)
Collaborative Supply Chain Management	373	376
IT Consulting	23	10

	—	—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,629)	$(2,311)
Collaborative Supply Chain Management	4,796	5,471
IT Consulting	554	434

	$3,721	$3,594

Capital expenditures:
Enterprise Resource Planning	$277	$56
Collaborative Supply Chain Management	36	73
IT Consulting	27	—

	$340	$129

Capitalized Software:
Enterprise Resource Planning	$—	$—
Collaborative Supply Chain Management	863	604
IT Consulting	—	—

	$863	$604

Depreciation and amortization:
Enterprise Resource Planning	$237	$283
Collaborative Supply Chain Management	804	810
IT Consulting	2	1

	$1,043	$1,094

Major Customer

For the three months ended July 31, 2012, we had one major customer, The Home Depot, which accounted for approximately 13.9%, or $3.6 million, of total revenues, respectively. For the three months ended July 31, 2011, this major customer accounted for approximately 14.2%, or $3.4 million of total revenues, respectively. Revenues from our major customer for the periods reported are primarily attributable to our IT consulting segment. The related accounts receivable balance for this customer was approximately $1.8 million and $1.6 million as of July 31, 2012 and April 30, 2012, respectively.

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

K.	Subsequent Event

On August 21, 2012, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our Class A and Class B common stock. The cash dividend is payable on December 7, 2012 to Class A and Class B shareholders of record at the close of business on November 16, 2012.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, dependence on particular market segments or customers, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, the challenges and risks associated with integration of acquired product lines, companies and services, as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below. The terms “fiscal 2013” and “fiscal 2012” refer to our fiscal years ending April 30, 2013 and 2012, respectively.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in global credit markets.

For the remainder of fiscal 2013, we expect the world economy to continue to be weak, which could result in a difficult selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment, particularly in the United States, when compared to the period prior to the last recession. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, royalties paid to third-party software vendors, and agent commission expenses related to license revenues generated by the indirect channel, primarily from Demand Management, Inc. (“DMI”). Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, other personnel-related expenses, and agent commission expenses related to maintenance revenues generated by the indirect channel, primarily from DMI. We account for the development costs of software intended for sale in accordance with the Intangibles—Goodwill and Other topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2012 and 2011:

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2012	2011	2012 vs. 2011
Revenues:
License	20%	28%	(24)%
Services and other	48	39	35
Maintenance	32	33	8

Total revenues	100	100	9

Cost of revenues:
License	5	8	(25)
Services and other	33	29	25
Maintenance	7	7	8

Total cost of revenues	46	44	13

Gross margin	54	56	6

Research and development	8	8	8
Sales and marketing	19	18	12
General and administrative	12	13	—
Amortization of acquisition-related intangibles	—	1	(7)
Provision for doubtful accounts	1	—	40

Total operating expenses	40	41	7

Operating income	14	15	4

Other income (expense):
Interest income	1	2	(16)
Other, net	—	(2)	nm

Earnings before income taxes	15	15	12
Income tax expense	(6)	(5)	(22)

Net earnings	9%	10%	6%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011

REVENUE

	Three Months Ended July 31,
	2012	2011	% Change	% of Total Revenue
				2012	2011
	(in thousands)
License	$5,082	$6,688	(24)%	20%	28%
Services and other	12,495	9,267	35%	48%	39%
Maintenance	8,337	7,754	8%	32%	33%

Total revenues	$25,914	$23,709	9%	100%	100%

For the three months ended July 31, 2012, the 9% increase in revenues over the three months ended July 31, 2011 was attributable primarily to a 35% increase in services and other revenues and, to a lesser extent, an 8% increase in maintenance revenues. This was partly offset by a 24% decrease in license fee revenues during the three months ended July 31, 2012 when compared to the same period last year. The primary reason for the increase in services and other revenues in the three months ended July 31, 2012 was an increase in the level of implementation services at our ERP segment, which includes NGC, and at our SCM business unit resulting from increased sales in recent quarters and, to a lesser extent, an improvement in our IT consulting services due to increased demand for IT temporary staff and project services. The decrease in license fee revenues was a result of continued uncertainty in the economy that is resulting in delayed software purchases.

Due to intensely competitive markets, we do discount license fees from our published list price due to pricing pressure in our industry. Numerous factors contribute to the amount of the discounts provided, such as previous customer purchases, the number of customer sites utilizing the software, the number of modules purchased and the number of users, as well as the overall size of the contract. While all these factors may affect the discount amount of a particular contract, the overall percentage discount has not materially changed in the recent reported fiscal periods.

The change in our revenues from period to period is primarily due to the volume of products and related services sold in any period and the amount of products or modules purchased with each sale.

International revenues represented approximately 12% and 18% of total revenues in the three months ended July 31, 2012 and 2011, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenue

	Three Months Ended July 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$425	$338	26%
Supply Chain Management	4,657	6,350	(27)%

Total license revenues	$5,082	$6,688	(24)%

For the three months ended July 31, 2012, license fee revenues decreased 24% when compared to the same period in the prior year. In the three months ended July 31, 2012, license fee revenues from our SCM business unit decreased 27% when compared to the corresponding period in the prior year. We believe that the decrease in the first quarter was due primarily to a difficult selling environment as a result of continued uncertainty in the economy that is resulting in delayed software purchases. Our SCM business unit constituted 92% and 95% of total license fee revenues for the three months ended July 31, 2012 and 2011, respectively. Our ERP business unit license fee revenues increased by 26% for the three months ended July 31, 2012 when compared to the same period in the prior year, primarily due to increased license fee sales to the apparel and retail industries.

The direct sales channel provided approximately 73% of license fee revenues for the three months ended July 31, 2012, compared to approximately 67% in the comparable quarter a year ago. The increase in the proportion of sales by our direct sales channel was largely due to lower license fee revenue from Logility’s indirect sales channel, which primarily sells software products through its DMI subsidiary to small and midsize companies. Our indirect sales channel faces relatively greater challenges in the current economy, due to the more limited access that small and midsize companies have to credit markets to finance capital purchases at this time. For the three months ended July 31, 2012 and 2011, our margins after commissions on direct sales were approximately 87% and 84%, respectively. The margins increased in the current period due to the mix of sales commission rates based on each individual salespersons’ quotas and related achievement. For the three months ended July 31, 2012 and 2011, our margins after commissions on indirect sales were approximately 48% and 46%, respectively. The indirect channel margins for the current quarter increased slightly when compared to the same period in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenue

	Three Months Ended July 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$1,924	$1,099	75%
Supply Chain Management	3,544	2,268	56%
IT Consulting	7,027	5,900	19%

Total services and other revenues	$12,495	$9,267	35%

For the three months ended July 31, 2012, services revenue increased by 35% primarily due to increased services revenues from our ERP and SCM implementation services and, to a lesser extent, an improvement in our IT Consulting business segment. For the three months ended July 31, 2012, services and other revenues from our ERP and SCM segments increased by 75% and 56%, respectively, when compared to the same period in the prior year. These increases in the current quarter are due to improved license fee sales in recent periods, which tend to increase services implementation revenue. For the three months ended July 31, 2012, our IT Consulting segment’s revenues increased 19%, when compared to the prior year period due to a continued increase in IT staffing and project work from customers. This typically occurs in the early stages of an economic recovery since companies are more inclined to hire temporary staff than permanent staff. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenue

	Three months Ended July 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$1,089	$1,081	1%
Supply Chain Management	7,248	6,673	9%

Total maintenance revenues	$8,337	$7,754	8%

For the three months ended July 31, 2012, maintenance revenues increased 8% when compared to the same period in the prior year, due primarily to an increase in license fees in recent periods and improved maintenance renewal rates in our SCM unit, which experienced a 9% increase in maintenance revenue for the three months ended July 31, 2012, when compared to the same period last year. Our legacy ERP unit experienced an increase of 1% for the three months ended July 31, 2012 compared to the same period in the prior year due to higher license fee sales in recent periods to the apparel and retail industry. Logility accounted for 87% and 86% of total maintenance revenues for the three months ended July 31, 2012 and 2011, respectively. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended July 31,
	2012		2011
Gross margin on license fees:	$3,713	73%	$4,853	73%
Gross margin on services and other:	3,872	31%	2,350	25%
Gross margin on maintenance:	6,425	77%	5,989	77%

Total gross margin:	$14,010	54%	$13,192	56%

For the three months ended July 31, 2012, total gross margin percentage decreased when compared to the same period in the prior year primarily due to a larger portion (28% of our gross margin) from our lower margin services and other revenue compared to the same period last year (18% of our gross margin).

Gross Margin on License Fees

License fee gross margin percentage for the three months ended July 31, 2012 and 2011 were essentially the same. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three months ended July 31, 2012, the gross margin percentage on services and other revenue increased 6 percentage points when compared to the same period in the prior year due to improved staff utilization and billing rates per project. Services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three months ended July 31, 2012 and 2011 were essentially the same. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended July 31,
			% of Revenue
	2012	2011	2012	2011
	(in thousands)
Research and development	2,106	1,950	8%	8%
Sales and marketing	4,821	4,306	19%	18%
General and administrative	3,110	3,116	12%	13%
Amortization of acquisition-related intangible assets	125	135	0%	1%
Provision for doubtful accounts	127	91	0%	0%
Other income (expense), net	273	(13)	1%	0%
Income tax expense	(1,572)	(1,293)	(6)%	(5)%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	July 31, 2012	Percent Change	July 31, 2011
Total capitalized computer software development costs	$863	43%	$604
Percentage of gross product research and development costs	29%		24%
Total research and development expense	2,106	8%	1,950

Percentage of total revenues	8%		8%
Total research and development expense and capitalized computer software development costs	$2,969	16%	$2,554

Percentage of total revenues	11%		11%
Total amortization of capitalized computer software development costs *	$625	(0)%	$626

*	Included in cost of license fees

For the three months ended July 31, 2012, gross product research and development costs increased when compared to the same period in the previous fiscal year due to an increase in research and development spending on enhancement of several software products. Capitalized software development costs increased for the three months ended July 31, 2012 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to be relatively stable in coming quarters and we expect capitalized software amortization expense to remain relatively the same for the next several quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three months ended July 31, 2012, sales and marketing expenses increased 12% when compared to the same period a year ago primarily due to increased headcount and, to a lesser extent, increases in travel, marketing, and recruiting costs. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended July 31, 2012, general and administrative expenses remained relatively the same when compared to the same period a year ago.

At July 31, 2012, the total number of employees was 331 compared to 292 at July 31, 2011.

Operating Income/(Loss)

	Three Months Ended July 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$(1,233)	$(1,925)	36%
Collaborative Supply Chain Management	4,423	5,095	(13)%
IT Consulting	531	424	25%

Total Operating Income	$3,721	$3,594	4%

Our ERP segment operating loss decreased 36% in the three months ended July 31, 2012 compared to the same period in the prior year primarily due to increased revenues.

Our SCM segment’s contribution to operating income decreased by 13% for the three months ended July 31, 2012, respectively, compared to same period last year. This decrease was primarily due to the 27% decrease in license fee revenue for the three months ended July 31, 2012 compared to the same period last year.

Our IT consulting segment operating income increased 25% for the three months ended July 31, 2012 when compared to the prior Year. This increase is a result of more IT staffing and project work from our customers and improved gross margins.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended July 31, 2012, the increase in other income was due primarily to: 1) a lower realized and unrealized loss on investments as a result of improved financial market conditions when compared to the same period last year and 2) higher rental income when compared to the same period last year. This was partially offset by: 1) an increase in exchange rate loss compared the same period last year and 2) decreased interest income as a result of lower market yields. We recorded a loss of approximately $90,000 and $411,000 for the three months ended July 31, 2012 and 2011, respectively, from our trading securities.

For the three months ended July 31, 2012 and 2011, our investments generated an annualized yield of approximately 1.88% and 2.39%, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended July 31, 2012, our effective tax rate was 39.4% compared to our effective tax rate of 36.1% in the three months ended July 31, 2011. The effective tax rate for the current quarter is higher than the same period last year due to the expiration of the research and development tax credit. We expect our effective rate will be between 36% and 39% during fiscal 2013.

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

The following table shows information about our cash flows and liquidity positions during the three months ended July 31, 2012 and 2011. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

	Three Months Ended July 31, (in thousands)
	2012	2011
Net cash provided by (used in) operating activities	$3,922	$(2,177)
Net cash (used in) provided by investing activities	(937)	230
Net cash used in financing activities	(1,909)	(1,481)

Net change in cash and cash equivalents	$1,076	$(3,428)

For the three months ended July 31, 2012, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to: 1) a decrease in customer accounts receivables caused by the timing of closing customer sales and related collections, 2) higher proceeds from the maturity and sales of trading securities, 3) a decrease in purchases of trading securities, 4) a decrease in the comparative decrease in deferred revenues due to timing of revenue recognition, 5) a decrease in deferred income tax, 6) an increase in net earnings, and 7) higher stock-based compensation expense. This increase was partially offset by: 1) an increase in the relative decrease in accounts payable and other accruals due to timing of payments, 2) a decrease in losses on investments due to improved conditions in financial markets compared to the same period last year, 3) lower excess tax benefit from stock-based compensation due to lower stock option exercise activity, 4) a decrease in prepaid expenses due to the timing of purchases, 5) a decrease in depreciation and amortization, 6) a decrease in bond amortization.

The increase in cash used in investing activities when compared to the same period in the prior year was due primarily to a decrease in the proceeds from the maturities of investments and an increase in capitalized computer software development costs and purchases of property and equipment.

Cash used in financing activities increased due primarily to 1) a decrease in proceeds from exercise of stock options, 2) an increase in dividends paid, and 3) an increase in repurchase of our common stock in the current period when compared to the same period last year. This was partially offset by a decrease in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31, (in thousands)
	2012	2011
Cash and cash equivalents	$40,187	$20,500
Short and long-term investments	26,082	32,290

Total cash and short and long-term investments	$66,269	$52,790

Net decrease in total cash and investments (three months ended July 31)	$(601)	$(2,621)

Our total activities used less cash and investments during the three months ended July 31, 2012, when compared to the prior year period, due primarily to improved operating results and changes in operating assets and liabilities as noted above.

Days Sales Outstanding in accounts receivable were 67 days as of July 31, 2012, compared to 77 days as of July 31, 2011. This decrease is primarily due to increased sales in recent quarters. Our current ratio on July 31, 2012 was 2.7 to 1 and on July 31, 2011 was 2.4 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $66.3 million in cash and investments with no debt as of July 31, 2012, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 17, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these three repurchase plans, as of September 5, 2012 we have repurchased a total of approximately 3.0 million shares of common stock at a cost of approximately $11.6 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At July 31, 2012, our goodwill balance was $12.6 million and our intangible assets with definite lives balance was approximately $1.1 million, net of accumulated amortization.

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

Foreign Currency. In the three months ended July 31, 2012, we generated approximately 12% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $105,000 and $31,000 for the three months ended July 31, 2012 and 2011, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $180,000 exchange gain or loss for the three months ended July 31, 2012. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of July 31, 2012 was approximately $64.3 million compared to $51.5 million as of July 31, 2011.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2012. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended July 31, 2012:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2012 through May 31, 2012	0	$0.00	0	1,186,290
June 1, 2012 through June 30, 2012	0	$0.00	0	1,186,290
July 1, 2012 through July 31, 2012	2,000	$8.03	2,000	1,184,290

Total Fiscal 2013 First Quarter	2,000	$8.03	2,000	1,184,290

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: September 7, 2012	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: September 7, 2012	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: September 7, 2012	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer