Form 10-Q
period 2012-10-31
AMERICAN SOFTWARE INC
filed 2012-12-07
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 3, 2012
Class A Common Stock, $.10 par value	24,583,364 Shares
Class B Common Stock, $.10 par value	2,587,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2012	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$39,557	$39,111
Investments	18,668	20,251
Trade accounts receivable, less allowance for doubtful accounts of $449 at October 31, 2012 and $171 at April 30, 2012:
Billed	12,526	15,205
Unbilled	5,850	4,607
Deferred income taxes	34	34
Prepaid expenses and other current assets	3,275	3,184

Total current assets	79,910	82,392
Investments—Noncurrent	6,546	7,508
Property and equipment, net of accumulated depreciation of $29,083 at October 31, 2012 and $28,613 at April 30, 2012	4,872	4,912
Capitalized software, net of accumulated amortization of $6,414 at October 31, 2012 and $5,163 at April 30, 2012	8,351	7,791
Goodwill	12,601	12,601
Other intangibles, net of accumulated amortization of $1,969 at October 31, 2012 and $1,681 at April 30, 2012	974	1,263
Other assets	86	86

Total assets	$113,340	$116,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,149	$1,042
Accrued compensation and related costs	2,774	5,169
Dividends payable	2,446	2,433
Other current liabilities	3,204	4,198
Deferred revenue	17,967	19,441

Total current liabilities	27,540	32,283
Deferred income taxes	946	1,240

Total liabilities	28,486	33,523
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 28,966,194 shares at October 31, 2012 and 28,798,490 shares at April 30, 2012	2,897	2,880
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at October 31, 2012 and April 30, 2012; convertible into Class A shares on a one-for-one basis	259	259
Additional paid-in capital	97,142	95,386
Retained earnings	8,329	8,024
Class A treasury stock, 4,379,815 shares at October 31, 2012 and 4,348,663 April 30, 2012, at cost	(23,773)	(23,519)

Total shareholders’ equity	84,854	83,030

Commitments and contingencies
Total liabilities and shareholders’ equity	$113,340	$116,553

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Revenues:
License	$5,504	$7,048	$10,586	$13,736
Services and other	12,312	10,535	24,807	19,802
Maintenance	8,447	8,015	16,784	15,769

Total revenues	26,263	25,598	52,177	49,307

Cost of revenues:
License	1,443	1,487	2,812	3,322
Services and other	8,142	7,589	16,765	14,506
Maintenance	1,998	1,888	3,910	3,653

Total cost of revenues	11,583	10,964	23,487	21,481

Gross margin	14,680	14,634	28,690	27,826

Research and development	2,303	1,949	4,409	3,899
Sales and marketing	4,937	4,795	9,758	9,101
General and administrative	2,939	3,010	6,049	6,126
Amortization of acquisition-related intangibles	125	135	250	270
Provision for doubtful accounts	140	29	267	120

Total operating expenses	10,444	9,918	20,733	19,516

Operating income	4,236	4,716	7,957	8,310
Other income (expense):
Interest income	278	331	584	694
Other, net	31	(228)	(2)	(604)

Earnings before income taxes	4,545	4,819	8,539	8,400
Income tax expense	1,774	1,838	3,346	3,131

Net earnings	$2,771	$2,981	$5,193	$5,269

Earnings per common share (a):
Basic	$0.10	$0.11	$0.19	$0.20

Diluted	$0.10	$0.11	$0.19	$0.20

Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18

Shares used in the calculation of earnings per common share:
Basic	27,151	26,263	27,112	26,197

Diluted	27,627	26,825	27,596	26,802

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.10 and $0.11 for the three months ended October 31, 2012 and 2011 and $0.19 and $0.20 for the six months ended October 31, 2012 and 2011, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$5,193	$5,269
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,085	2,176
Stock-based compensation expense	775	586
Bond amortization	11	84
Tax benefit of stock options exercised	86	104
Excess tax benefits from stock-based compensation	(70)	(87)
Net loss on investments	183	651
Retirement of property and equipment	15	—
Deferred income taxes	(294)	(601)
Changes in operating assets and liabilities:
Purchases of trading securities	(8,074)	(9,773)
Proceeds from maturities and sales of trading securities	9,732	7,423
Accounts receivable, net	1,436	(1,857)
Prepaid expenses and other assets	(91)	(111)
Accounts payable and other liabilities	(3,269)	(469)
Deferred revenue	(1,474)	(1,369)

Net cash provided by operating activities	6,244	2,026

Cash flows from investing activities:
Capitalized computer software development costs	(1,811)	(1,265)
Purchases of property and equipment, net of disposals	(521)	(222)
Proceeds from maturities of investments	693	3,300

Net cash (used in) provided by investing activities	(1,639)	1,813

Cash flows from financing activities:
Repurchase of common stock	(254)	—
Excess tax benefits from stock based compensation	70	87
Proceeds from exercise of stock options	912	1,309
Dividends paid	(4,887)	(4,708)

Net cash used in financing activities	(4,159)	(3,312)

Net change in cash and cash equivalents	446	527
Cash and cash equivalents at beginning of period	39,111	23,928

Cash and cash equivalents at end of period	$39,557	$24,455

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

October 31, 2012

A.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at October 31, 2012, the results of operations for the three and six months ended October 31, 2012 and 2011 and cash flows for the six months ended October 31, 2012 and 2011. The results for the three and six months ended October 31, 2012 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $682,000 and $1.2 million for the three and six months ended October 31, 2012, respectively, and $472,000 and $892,000 for the three and six months ended October 31, 2011, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At October 31, 2012 and April 30, 2012, unbilled license fees were approximately $3.1 million and $1.0 million, respectively, and unbilled services revenues were approximately $2.7 million and $3.6 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended October 31, 2012		Six Months Ended October 31, 2012
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.18	$0.18
Undistributed earnings	0.01	0.01	0.01	0.01

Total	$0.10	$0.10	$0.19	$0.19

Distributed earnings	$2,211	$233	$4,420	$466
Undistributed earnings	296	31	278	29

Total	$2,507	$264	$4,698	$495

Basic weighted average common shares outstanding	24,564	2,587	24,525	2,587

	Three Months Ended October 31, 2011		Six Months Ended October 31, 2011
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.18	$0.18
Undistributed earnings	0.02	0.02	0.02	0.02

Total	$0.11	$0.11	$0.20	$0.20

Distributed earnings	$2,137	$233	$4,264	$466
Undistributed earnings	551	60	485	54

Total	$2,688	$293	$4,749	$520

Basic weighted average common shares outstanding	23,676	2,587	23,555	2,642

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended October 31, 2012

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,507	24,564	$0.10
Common Stock Equivalents	—	476	—

	2,507	25,040	0.10
Class B Conversion	264	2,587	—

Diluted EPS for Class A	$2,771	27,627	$0.10

Six Months Ended October 31, 2012

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$4,698	24,525	$0.19
Common Stock Equivalents	—	484	—

	4,698	25,009	0.19
Class B Conversion	495	2,587	—

Diluted EPS for Class A	$5,193	27,596	$0.19

Three Months Ended October 31, 2011

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,688	23,676	$0.11
Common Stock Equivalents	—	562	—

	2,688	24,238	0.11
Class B Conversion	293	2,587	—

Diluted EPS for Class A	$2,981	26,825	$0.11

Six Months Ended October 31, 2011

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$4,749	23,555	$0.20
Common Stock Equivalents	—	605	—

	4,749	24,160	0.20
Class B Conversion	520	2,642	—

Diluted EPS for Class A	$5,269	26,802	$0.20

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended October 31, 2012

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$264	2,587	$0.10
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)	—	—

Diluted EPS for Class B	$263	2,587	$0.10

Six Months Ended October 31, 2012

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$495	2,587	$0.19
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)	—	—

Diluted EPS for Class B	$494	2,587	$0.19

Three Months Ended October 31, 2011

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$293	2,587	$0.11
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)	—	—

Diluted EPS for Class B	$292	2,587	$0.11

Six Months Ended October 31, 2011

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$520	2,642	$0.20
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)	—	—

Diluted EPS for Class B	$519	2,642	$0.20

For the three and six months ended October 31, 2012, we excluded options to purchase 1,516,668 and 1,428,223 Class A Common Shares, respectively, and for the three and six months ended October 31, 2011, we excluded options to purchase 1,159,699 and 1,011,864 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2012, we had a total of 3,681,440 options outstanding and, as of October 31, 2011, we had a total of 3,917,577 options outstanding.

E.	Stock-Based Compensation

During the six months ended October 31, 2012 and 2011, we granted options for 343,000 and 350,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $384,000 and $302,000 and related income tax benefits of approximately $110,000 and $82,000 during the three months ended October 31, 2012 and 2011, respectively. We recorded stock option compensation cost of approximately $775,000 and $586,000 and related income tax benefits of approximately $215,000 and $153,000 during the six months ended October 31, 2012 and 2011, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax deductions in excess of the tax benefits initially recognized for those options (excess tax benefits) as financing cash flows. During the six months ended October 31, 2012 and 2011, we realized excess tax benefits of approximately $70,000 and $87,000, respectively.

During the six months ended October 31, 2012 and 2011, we issued 167,704 and 264,105 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2012 and 2011 based on market value at the exercise dates was approximately $472,000 and $751,000, respectively. As of October 31, 2012, unrecognized compensation cost related to unvested stock option awards approximated $3.6 million, which we expect to recognize over a weighted average period of 1.9 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2012 and April 30, 2012, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	October 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$35,555	—	—	$35,555
Marketable securities	9,167	15,047	—	24,214

Total	$44,722	$15,047	$—	$59,769

	April 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$36,831	—	—	$36,831
Marketable securities	7,930	18,126	—	26,056

Total	$44,761	$18,126	$—	$62,887

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $276,000 and $275,000 as of October 31, 2012 and April 30, 2012, respectively, and approximately $725,000 and $1.4 million in held-to-maturity investments as of October 31, 2012 and April 30, 2012, respectively, which are not recorded at fair value and thus are not included in the tables above. The held-to-maturity investments consist of certificates of deposits and tax-exempt state and municipal bonds and are recorded at amortized cost. We obtain fair values for these securities from third-party broker statements. We derive the fair value amounts primarily from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at October 31, 2012 and April 30, 2012 (in thousands):

	October 31, 2012
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$95	—	—	$95
Tax-exempt state and municipal bonds	630	7	1	636

	$725	$7	$1	$731

	April 30, 2012
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$95	—	—	$95
Tax-exempt state and municipal bonds	1,333	16	—	1,349

	$1,428	$16	$—	$1,444

The contractual maturities of debt securities classified as held to maturity at October 31, 2012 and April 30, 2012 were as follows (in thousands):

	October 31, 2012	April 30, 2012
Due within one year	$725	$1,198
Due within two years	—	230
Due within three years	—	—
Due after three years	—	—

	$725	$1,428

G.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through October 31, 2012, we have repurchased 844,862 shares of common stock at a cost of approximately $4.4 million. As of October 31, 2012, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,379,815 shares of common stock at a cost of approximately $23.8 million.

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

In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2012 and 2011:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Revenues:
Enterprise Resource Planning	$3,470	$3,962	$6,908	$6,480
Collaborative Supply Chain Management	16,356	15,390	31,805	30,681
IT Consulting	6,437	6,246	13,464	12,146

	$26,263	$25,598	$52,177	$49,307

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(947)	$(284)	$(2,180)	$(2,209)
Collaborative Supply Chain Management	4,708	4,524	9,131	9,619
IT Consulting	475	476	1,006	900

	$4,236	$4,716	$7,957	$8,310

Intersegment eliminations:
Enterprise Resource Planning	$(600)	$(374)	$(996)	$(741)
Collaborative Supply Chain Management	570	374	943	750
IT Consulting	30	—	53	(9)

	—	—	—	—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,547)	$(658)	$(3,176)	$(2,950)
Collaborative Supply Chain Management	5,278	4,898	10,074	10,369
IT Consulting	505	476	1,059	891

	$4,236	$4,716	$7,957	$8,310

Capital expenditures:
Enterprise Resource Planning	$40	$37	$317	$93
Collaborative Supply Chain Management	141	51	177	124
IT Consulting	—	5	27	5

	$181	$93	$521	$222

Capitalized Software:
Enterprise Resource Planning	$—	$—	$—	$—
Collaborative Supply Chain Management	948	661	1,811	1,265
IT Consulting	—	—	—	—

	$948	$661	$1,811	$1,265

Depreciation and amortization:
Enterprise Resource Planning	$232	$267	$469	$550
Collaborative Supply Chain Management	808	814	1,612	1,624
IT Consulting	2	1	4	2

	$1,042	$1,082	$2,085	$2,176

Major Customer

For the three and six months ended October 31, 2012, we had one major customer, The Home Depot, which accounted for approximately 10.6%, or $2.8 million, and 12.2%, or $6.4 million, of total revenues, respectively. For the three and six months ended October 31, 2011, this major customer accounted for approximately 13.8%, or $3.5 million, and 14.0%, or $6.9 million, of total revenues, respectively. Revenues from our major customer for the periods reported are primarily attributable to our IT consulting segment. The related accounts receivable balance for this customer was approximately $1.4 million as of October 31, 2012, and $1.6 million as of April 30, 2012.

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

We are involved in various claims arising in the ordinary course of business. On November 12, 2012, one of the operating units of the Company entered into a contractual agreement with a customer which, depending upon the customer’s election, may result in the return of certain previously licensed products by that customer which would result in a loss of up to $1.1 million in excess of the amounts which are accrued and reflected in the financial statements contained in this report. The customer has until January 11, 2013 to make this election, which election would be reflected in the next quarter’s financial statements. The Company maintains a reserve on its books for losses of this nature and we believe that such reserves are adequate to cover amounts that are deemed to be probable at the end of the period. Management believes that the likelihood of an unfavorable outcome does not reach a level that would require any additional accrual; as such the Company has not recorded any additional liabilities during the period.

K.	Subsequent Event

On November 14, 2012, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. In addition, our Board of Directors declared a special accelerated dividend of $0.20 per share of our Class A and Class B common stock. This accelerated dividend is intended to be in lieu of the regular quarterly dividends that have historically been declared in February and May of each year. Both the regular quarterly dividend and the accelerated dividend are payable on December 21, 2012 to Class A and Class B shareholders of record at the close of business on December 8, 2012.

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

In October 2012, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2012 world economic growth forecast. The update noted that, “The global economy has deteriorated further since the release of the July 2012 WEO Update, and growth projections have been marked down. Downside risks are now judged to be more elevated than in the April 2012 and September 2011 World Economic Outlook (WEO) reports.” The IMF also noted: “Indicators of activity and unemployment show increasing and broad-based economic sluggishness in the first half of 2012 and no significant improvement in the third quarter. Global manufacturing has slowed sharply.”

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2012 and 2011:

	Three Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2012	2011	2012 vs 2011
Revenues:
License	21%	28%	(22)%
Services and other	47	41	17
Maintenance	32	31	5

Total revenues	100	100	3

Cost of revenues:
License	5	6	(3)
Services and other	31	30	7
Maintenance	8	7	6

Total cost of revenues	44	43	6

Gross margin	56	57	—

Research and development	9	8	18
Sales and marketing	19	19	3
General and administrative	11	12	(2)
Amortization of acquisition-related intangibles	—	1	(7)
Provision for doubtful accounts	1	—	nm

Total operating expenses	40	39	5

Operating income	16	18	(10)

Other income (expense):
Interest income	1	1	(16)
Other, net	—	(1)	nm

Earnings before income taxes	17	19	(6)
Income tax expense	(7)	(7)	(3)

Net earnings	11%	12%	(7)%

nm—not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2012 and 2011:

	Six Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2012	2011	2012 vs 2011
Revenues:
License	20%	28%	(23)%
Services and other	48	40	25
Maintenance	32	32	6

Total revenues	100	100	6

Cost of revenues:
License	5	7	(15)
Services and other	32	29	16
Maintenance	8	7	7

Total cost of revenues	45	44	9

Gross margin	55	56	3

Research and development	8	8	13
Sales and marketing	19	18	7
General and administrative	12	12	(1)
Amortization of acquisition-related intangibles	—	1	(7)
Provision for doubtful accounts	1	—	123

Total operating expenses	40	39	6

Operating income	15	17	(4)
Other income (expense):
Interest income	1	1	(16)
Other, net	—	(1)	nm

Earnings before income taxes	16	17	2
Income tax expense	(6)	(6)	7

Net earnings	10%	11%	(1)%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011

Revenue

	Three Months Ended October 31,
	2012	2011	% Change	% of Total Revenue
				2012	2011
	(in thousands)
License	$5,504	$7,048	(22)%	21%	28%
Services and other	12,312	10,535	17%	47%	41%
Maintenance	8,447	8,015	5%	32%	31%

Total revenues	$26,263	$25,598	3%	100%	100%

	Six Months Ended October 31,
	2012	2011	% Change	% of Total Revenue
				2012	2011
	(in thousands)
License	$10,586	$13,736	(23)%	20%	28%
Services and other	24,807	19,802	25%	48%	40%
Maintenance	16,784	15,769	6%	32%	32%

Total revenues	$52,177	$49,307	6%	100%	100%

For the three months ended October 31, 2012, the 3% increase in revenues over the three months ended October 31, 2011 was attributable primarily to a 17% increase in services and other revenues and, to a lesser extent, a 5% increase in maintenance revenues. This was partially offset by a 22% decrease in license fee revenues. For the six months ended October 31, 2012, the 6% increase in revenues over the six months ended October 31, 2011 was attributable primarily to a 25% increase in services and other revenues and, to a lesser extent, a 6% increase in maintenance revenues which was partially offset by a 23% decrease in license revenues. The primary reason for the increase in services and other revenues in the three and six months ended October 31, 2012 was an increase in the level of implementation services at our SCM and ERP business units resulting from increased sales in recent quarters and, to a lesser extent, an improvement in our IT consulting services due to increased demand for IT temporary staff and project services.

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

International revenues represented approximately 12% of total revenues in the three and six months ended October 31, 2012, and represented approximately 13% and 15% of total revenues in the three and six months ended October 31, 2011, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenue

	Three Months Ended October 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$567	$1,346	(58)%
Supply Chain Management	4,937	5,702	(13)%

Total license revenues	$5,504	$7,048	(22)%

	Six Months Ended October 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$992	$1,684	(41)%
Supply Chain Management	9,594	12,052	(20)%

Total license revenues	$10,586	$13,736	(23)%

For the three and six months ended October 31, 2012, license fee revenues decreased 22% and 23%, respectively, when compared to the same periods in the prior year. While we expect a degree of quarterly fluctuation due to the timing of signing license fee agreements, our SCM and ERP units experienced a decline in license fee close rates in the first half of the current fiscal year when compared to the same period last year due to cancellation and/or delays in business investment as a result of an uncertainty in the direction of the global economy. In the three and six months ended October 31, 2012, license fee revenues from our SCM business unit decreased 13% and 20%, respectively, when compared to the corresponding periods in the prior year. Our SCM business unit constituted 90% and 91% of total license fee revenues for the three and six months ended October 31, 2012, respectively, compared to 81% and 88% for the three and six months ended October 31, 2011, respectively. Our ERP business unit license fee revenues decreased by 58% and 41% for the three and six months ended October 31, 2012, respectively, when compared to the same periods in the prior year, primarily due to a decrease in license fee sales to the apparel and retail industries.

The direct sales channel provided approximately 75% and 74% of license fee revenues for the three and six months ended October 31, 2012, respectively, compared to approximately 81% and 74% of license fee revenues for the three and six months ended October 31, 2011, respectively. The decrease in the proportion of sales by our direct sales channel, which tends to target larger companies, for the current quarter when compared to the prior year period is primarily due to the delay of several larger sales compared with the same time last year. In general, large and midsized companies do not require access to capital markets to fund expenditures to the same degree as do smaller companies. Thus, our indirect sales channel faces relatively greater challenges in the current economy, as the indirect channel tends to target smaller companies. For the three and six months ended October 31, 2012, our margins after commissions on direct sales were approximately 87% compared to 83% for the three and six months ended October 31, 2011, respectively. The margins increased in the current periods due to the concentration (or mix) of sales staff achieving certain commission rate levels when compared to the same periods last year. For the three and six months ended October 31, 2012, our margins after commissions on indirect sales were approximately 43% and 46%, respectively, compared to 43% and 45% for the three and six months ended October 31, 2011, respectively. The indirect channel margins for the six months ended October 31, 2012 increased slightly when compared to the same period in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenue

	Three Months Ended October 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$1,844	$1,502	23%
Supply Chain Management	4,031	2,787	45%
IT Consulting	6,437	6,246	3%

Total services and other revenues	$12,312	$10,535	17%

	Six Months Ended October 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$3,768	$2,601	45%
Supply Chain Management	7,575	5,055	50%
IT Consulting	13,464	12,146	11%

Total services and other revenues	$24,807	$19,802	25%

For the three and six months ended October 31, 2012, services revenue increased by 17% and 25%, respectively, primarily due to increased services revenues from our SCM and ERP business segment implementation services and, to a lesser extent, IT Consulting business segments. For the three and six months ended October 31, 2012, services and other revenues from Logility (SCM) increased by 45% and 50%, respectively, when compared to the prior year periods. Logility services revenues increased for the current quarter due to improved license fee sales in recent periods, which tend to increase services implementation revenue. For the three and six months ended October 31, 2012, our ERP segment’s revenues increased 23% and 45%, respectively, when compared to the prior year periods due to increased implementation project work particularly in the apparel industry. For the three and six months ended October 31, 2012, our IT Consulting segment’s revenues increased 3% and 11%, respectively, when compared to the prior year periods due to an increase in IT staffing and project work from customers. This typically occurs in the early stages of an economic recovery since companies are more inclined to hire temporary staff than permanent staff.

We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenue

	Three months Ended October 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$1,059	$1,114	(5)%
Supply Chain Management	7,388	6,901	7%

Total maintenance revenues	$8,447	$8,015	5%

	Six months Ended October 31,
	2012	2011	% Change
	(in thousands)
Enterprise Resource Planning	$2,148	$2,195	(2)%
Supply Chain Management	14,636	13,574	8%

Total maintenance revenues	$16,784	$15,769	6%

For the three and six months ended October 31, 2012, maintenance revenues increased 5% and 6%, respectively when compared to the same periods in the prior year due primarily to higher license fee sales in recent quarters and improved renewal rates in our SCM unit, which experienced a 7% and 8% increase in maintenance revenue for the three and six months ended October 31, 2012, respectively, when compared to the same periods last year. Our legacy ERP unit experienced a decrease of 5% and 2%, respectively, for the three and six months ended October 31, 2012 compared to the same periods in the prior year due to lower renewal rates when compared to the same periods in the prior year. Logility accounted for 87% of total maintenance revenues for both the three- and six-month periods ended October 31, 2012, respectively, compared to 86% of total maintenance revenues for both the three- and six-month periods ended October 31, 2011. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended October 31,				Six months ended October 31,
	2012		2011		2012		2011
Gross margin on license fees:	$4,061	74%	$5,561	79%	$7,774	73%	$10,414	76%
Gross margin on services and other:	4,170	34%	2,946	28%	8,042	32%	5,296	27%
Gross margin on maintenance:	6,449	76%	6,127	76%	12,874	77%	12,116	77%

Total gross margin:	$14,680	56%	$14,634	57%	$28,690	55%	$27,826	56%

For the three and six months ended October 31, 2012, total gross margin percentage decreased when compared to the same period in the prior year primarily due to a larger portion (28% of our gross margin) being generated from our lower margin services and other revenue compared to the same period last year (20% and 19% of our gross margin for the three and six months ended October 31, 2011, respectively).

Gross Margin on License Fees

For the three and six months ended October 31, 2012, gross margin on license fees decreased when compared to the same periods in the prior year due to lower license fee revenue. The decrease was also due to a lower mix from our direct sales channel. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three and six months ended October 31, 2012, the gross margin percentage on services and other revenue increased by 6 and 5 percentage points, respectively, when compared to the same periods in the prior fiscal year due to improved staff utilization and billing rates per project. Services and other gross margin are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three months ended October 31, 2012 and 2011 were essentially the same. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

Expenses

	Three Months Ended October 31,				Six Months Ended October 31,
	2012	2011	% of Revenue		2012	2011	% of Revenue
			2012	2011			2012	2011
	(in thousands)				(in thousands)
Research and development	$2,303	$1,949	9%	8%	$4,409	$3,899	8%	8%
Sales and marketing	4,937	4,795	19%	19%	9,758	9,101	19%	18%
General and administrative	3,079	3,039	12%	12%	6,316	6,246	12%	13%
Amortization of acquisition-related intangible assets	125	135	0%	1%	250	270	0%	1%
Other income (expense), net	309	103	1%	0%	582	90	1%	0%
Income tax expense	1,774	1,838	7%	7%	3,346	3,131	6%	6%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	October 31, 2012	Percent Change	October 31, 2011
Total capitalized computer software development costs	$948	43%	$661
Percentage of gross product research and development costs	29%		25%
Total research and development expense	2,303	18%	1,949

Percentage of total revenues	9%		8%
Total research and development expense and capitalized computer software development costs	$3,251	25%	$2,610

Percentage of total revenues	12%		10%
Total amortization of capitalized computer software development costs *	$625	0%	$626

	Six months ended (in thousands)
	October 31, 2012	Percent Change	October 31, 2011
Total capitalized computer software development costs	$1,811	43%	$1,265
Percentage of gross product research and development costs	29%		25%
Total research and development expense	4,409	13%	3,899

Percentage of total revenues	8%		8%
Total research and development expense and capitalized computer software development costs	$6,220	20%	$5,164

Percentage of total revenues	12%		10%
Total amortization of capitalized computer software development costs *	$1,251	0%	$1,252

*	Included in cost of license fees

For the three and six months ended October 31, 2012, gross product research and development costs increased when compared to the same periods in the previous fiscal year due to an increase in research and development spending on enhancement of several software products. Capitalized software development costs increased for the three and six months ended October 31, 2012 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable research and development projects and we expect capitalized software amortization expense to remain relatively the same for the remainder of the fiscal year. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and six months ended October 31, 2012, sales and marketing expenses increased 3% and 7%, respectively, when compared to the same periods a year ago primarily due to increases in sales headcount and expenses related to the annual customer conference that was not held during the same quarter last year. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and six months ended October 31, 2012, the 2% and 1% increase, respectively, in general and administrative expenses was primarily due to higher variable compensation.

At October 31, 2012, the total number of employees was 365 compared to 320 at October 31, 2011.

Operating Income/(Loss)

	Three Months Ended October 31,			Six Months Ended October 31,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning	$(947)	$(284)	233%	$(2,180)	$(2,209)	(1)%
Collaborative Supply Chain Management	4,708	4,524	4%	9,131	9,619	(5)%
IT Consulting	475	476	0%	1,006	900	12%

Total Operating Income	$4,236	$4,716	(10)%	$7,957	$8,310	(4)%

Our ERP segment operating loss in the three months ended October 31, 2012 increased from the loss in the same period in the prior year due to lower license fee revenues. Our ERP segment operating loss in the six months ended October 31, 2012 decreased by 1% from the loss in the same period.

Our SCM segment’s contribution to operating income increased by 4% for the three months ended October 31, 2012 compared to same period last year as a result of increased revenue. Operating income decreased by 5% for the six months ended October 31, 2012 compared to same period last year primarily due to additional headcount in the sales and research and development area.

Our IT consulting segment operating income was approximately the same for the three months ended October 31, 2012 compared to same period last year and increased 12% for the six months ended October 31, 2012. This increased income is a result of more IT staffing and project work from our customers, especially the IT consulting segment’s principal customer, The Home Depot.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three and six months ended October 31, 2012, the increase in other income was due primarily to: higher rental income, smaller realized and unrealized losses on investments as a result of stronger financial market conditions and less exchange rate losses when compared to the same periods of the prior year. This increase was partially offset by a decrease in interest income on an investment portfolio consisting of a greater proportion of certificates of deposit and municipal bonds when compared to the same periods last year. We recorded losses of approximately $93,000 and $183,000 for the three and six months ended October 31, 2012, respectively, compared to losses of approximately $240,000 and $651,000 for the three and six months ended October 31, 2011, respectively, from our trading securities.

For the three and six months ended October 31, 2012, our investments generated an annualized yield of approximately 2.01% and 2.06% respectively, compared to approximately 2.57% and 2.67% for the three and six months ended October 31, 2011, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended October 31, 2012, our effective tax rate was 39.0% compared to our effective tax rate of 38.1% in the three months ended October 31, 2011. We expect our effective rate will be between 36% and 39% during fiscal 2013.

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

The following table shows information about our cash flows and liquidity positions during the six months ended October 31, 2012 and 2011. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

	Six Months Ended October 31, (in thousands)
	2012	2011
Net cash provided by operating activities	$6,244	$2,026
Net cash (used in) provided by investing activities	(1,639)	1,813
Net cash used in financing activities	(4,159)	(3,312)

Net change in cash and cash equivalents	$446	$527

For the six months ended October 31, 2012, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to: 1) a decrease in customer accounts receivable compared to an increase in the same period last year caused by the timing of closing customer sales and related collections, 2) higher proceeds from the maturity and sales of trading securities, 3) a decrease in purchases of trading securities, 4) a lesser decrease in deferred income taxes due to timing, 5) higher stock-based compensation expense, 6) a lesser increase in prepaid expenses when compared to the same period last year due to the timing of purchases, and 7) an increase to the retirement of property.

This increase was partially offset by: 1) a decrease in accounts payable and other accruals due to timing of payments, 2) lower unrealized losses on investments due to improved conditions in financial markets compared to the same period last year, 3) a decrease in deferred revenues due to timing of revenue recognition, 4) a decrease in depreciation and amortization, 5) a decrease in net earnings, 6) a decrease in bond amortization, and 7) lower excess tax benefits from stock-based compensation.

The increase in cash used in investing activities when compared to cash provided by investing activities in the same period in the prior year was due primarily to a decrease in the proceeds from the maturities of investments, an increase in capitalized computer software development costs as a result of increased investment in R&D efforts and an increase in the purchases of property and equipment due to timing of company spending.

Cash used in financing activities increased due primarily to 1) a decrease in proceeds from exercise of stock options , 2) an increase in repurchase of our common stock in the current period when compared to the same period last year, 3) an increase in dividends paid, and 4) a decrease in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of October 31, (in thousands)
	2012	2011
Cash and cash equivalents	$39,557	$24,455
Short and long-term investments	25,214	29,798

Total cash and short and long-term investments	$64,771	$54,253

Net decrease in total cash and investments (six months ended October 31)	$(2,099)	$(1,158)

Our total activities used more cash and investments during the six months ended October 31, 2012, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above and the payment of the quarterly dividend.

Days Sales Outstanding in accounts receivable were 65 days as of October 31, 2012, compared to 73 days as of October 31, 2011. This decrease is primarily due to a decrease in sales in recent quarters. Our current ratio on October 31, 2012 was 2.9 to 1 and on October 31, 2011 was 2.5 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $64.8 million in cash and investments with no debt as of October 31, 2012, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 17, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these three repurchase plans, as of December 3, 2012 we have repurchased a total of approximately 3.1 million shares of common stock at a cost of approximately $12.1 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012 describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition. We recognize revenue in accordance with the Software Revenue Recognition Topic of FASB’s Accounting Standards Codification. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification. Furthermore, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we 1) act as principal in the transaction, 2) take title to the products, 3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded on a gross basis.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At October 31, 2012, our goodwill balance was $12.6 million and our intangible assets with definite lives balance was approximately $974,000, net of accumulated amortization.

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

Foreign Currency. In the three and six months ended October 31, 2012, we generated approximately 12% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $7,000 and $112,000 for the three and six months ended October 31, 2012, respectively, compared to exchange rate losses of approximately $92,000 and $123,000 for the three and six months ended October 31, 2011, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $179,000 exchange gain or loss for the six months ended October 31, 2012. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of October 31, 2012 was approximately $60.8 million compared to $52.5 million as of October 31, 2011.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended October 31, 2012:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2012 through August 31, 2012	0	$0.00	0	1,184,290
September 1, 2012 through September 30, 2012	524	8.02	0	1,183,766
October 1, 2012 through October 31, 2012	28,628	8.15	0	1,155,138

Total Fiscal 2013 Second Quarter	29,152	$8.15	0	1,155,138

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 7, 2012	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: December 7, 2012	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 7, 2012	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer