Form 10-Q
period 2013-01-31
AMERICAN SOFTWARE INC
filed 2013-03-06
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 1, 2013
Class A Common Stock, $.10 par value	24,647,677 Shares
Class B Common Stock, $.10 par value	2,587,086 Shares

American Software, Inc. and Subsidiaries

FORM 10-Q

Quarter ended January 31, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2013	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$33,292	$39,111
Investments	18,836	20,251
Trade accounts receivable, less allowance for doubtful accounts of $347 at January 31, 2013 and $171 at April 30, 2012:
Billed	14,333	15,205
Unbilled	4,562	4,607
Deferred income taxes	—	34
Prepaid expenses and other current assets	3,192	3,184

Total current assets	74,215	82,392
Investments—Noncurrent	5,516	7,508
Property and equipment, net of accumulated depreciation of $29,347 at January 31, 2013 and $28,613 at April 30, 2012	4,633	4,912
Capitalized software, net of accumulated amortization of $7,039 at January 31, 2013 and $5,163 at April 30, 2012	8,562	7,791
Goodwill	12,601	12,601
Other intangibles, net of accumulated amortization of $2,113 at January 31, 2013 and $1,681 at April 30, 2012	831	1,263
Other assets	118	86

Total assets	$106,476	$116,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$506	$1,042
Accrued compensation and related costs	2,680	5,169
Dividends payable	—	2,433
Other current liabilities	3,050	4,198
Deferred revenue	19,752	19,441

Total current liabilities	25,988	32,283
Deferred income taxes	1,068	1,240

Total liabilities	27,056	33,523
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 29,092,496 shares at January 31, 2013 and 28,798,490 shares at April 30, 2012	2,909	2,880
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at January 31, 2013 and April 30, 2012; convertible into Class A shares on a one-for-one basis	259	259
Additional paid-in capital	98,210	95,386
Retained earnings	2,319	8,024
Class A treasury stock, 4,444,815 shares at January 31, 2013 and 4,348,663 April 30, 2012, at cost	(24,277)	(23,519)

Total shareholders’ equity	79,420	83,030

Commitments and contingencies
Total liabilities and shareholders’ equity	$106,476	$116,553

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Revenues:
License	$4,926	$6,803	$15,512	$20,539
Services and other	9,564	10,289	34,371	30,091
Maintenance	8,586	8,305	25,370	24,074

Total revenues	23,076	25,397	75,253	74,704

Cost of revenues:
License	1,797	2,148	4,609	5,469
Services and other	7,354	7,876	24,119	22,382
Maintenance	1,893	1,871	5,803	5,524

Total cost of revenues	11,044	11,895	34,531	33,375

Gross margin	12,032	13,502	40,722	41,329

Research and development	2,209	2,080	6,618	5,979
Sales and marketing	4,868	4,536	14,626	13,637
General and administrative	2,590	3,362	8,639	9,488
Amortization of acquisition-related intangibles	125	135	375	404
(Recovery)/Provision for doubtful accounts	(51)	96	216	217

Total operating expenses	9,741	10,209	30,474	29,725

Operating income	2,291	3,293	10,248	11,604
Other income (expense):
Interest income	293	303	877	997
Other, net	164	182	162	(423)

Earnings before income taxes	2,748	3,778	11,287	12,178
Income tax expense	608	1,186	3,954	4,316

Net earnings	$2,140	$2,592	$7,333	$7,862

Earnings per common share:(a)
Basic	$0.08	$0.10	$0.27	$0.30

Diluted	$0.08	$0.10	$0.27	$0.29

Cash dividends declared per common share	$0.10	$0.09	$0.28	$0.27

Shares used in the calculation of earnings per common share:
Basic	27,193	26,531	27,139	26,308

Diluted	27,614	27,271	27,601	26,959

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.08 and $0.10 for the three months ended January 31, 2013 and 2012 and $0.27 and $0.29 for the nine months ended January 31, 2013 and 2012, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$7,333	$7,862
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,118	3,248
Stock-based compensation expense	1,117	932
Bond amortization	14	100
Tax benefit of stock options exercised	124	674
Excess tax benefits from stock-based compensation	(108)	(468)
Net loss on investments	118	479
Retirement of property and equipment	15	—
Deferred income taxes	(138)	(483)
Changes in operating assets and liabilities:
Purchases of trading securities	(10,763)	(13,515)
Proceeds from maturities and sales of trading securities	13,070	11,102
Accounts receivable, net	917	(347)
Prepaid expenses and other assets	(40)	133
Accounts payable and other liabilities	(4,173)	(560)
Deferred revenue	311	495

Net cash provided by operating activities	10,915	9,652

Cash flows from investing activities:
Capitalized computer software development costs	(2,647)	(1,955)
Purchases of property and equipment, net of disposals	(546)	(257)
Proceeds from maturities of investments	968	4,935

Net cash (used in) provided by investing activities	(2,225)	2,723

Cash flows from financing activities:
Repurchase of common stock	(758)	—
Excess tax benefits from stock based compensation	108	468
Proceeds from exercise of stock options	1,612	3,459
Dividends paid	(15,471)	(7,077)

Net cash used in financing activities	(14,509)	(3,150)

Net change in cash and cash equivalents	(5,819)	9,225
Cash and cash equivalents at beginning of period	39,111	23,928

Cash and cash equivalents at end of period	$33,292	$33,153

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited

January 31, 2013

A. Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at January 31, 2013, the results of operations for the three and nine months ended January 31, 2013 and 2012 and cash flows for the nine months ended January 31, 2013 and 2012. The results for the three and nine months ended January 31, 2013 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2012 describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible assets, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

American Software, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited—(Continued)

January 31, 2013

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $476,000 and $1.7 million for the three and nine months ended January 31, 2013, respectively, and $434,000 and $1.3 million for the three and nine months ended January 31, 2012, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At January 31, 2013 and April 30, 2012, unbilled license fees were approximately $2.0 million and $1.0 million, respectively, and unbilled services revenues were approximately $2.5 million and $3.6 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

C. Declaration of Dividend Payable

On November 14, 2012, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. In addition, our Board of Directors declared a special accelerated dividend of $0.20 per share of our Class A and Class B common stock. This accelerated dividend is intended to be in lieu of the regular quarterly dividends that have historically been declared in February and May of each year. Both the regular quarterly dividend and the accelerated dividend were paid on December 21, 2012 to Class A and Class B shareholders of record at the close of business on December 8, 2012.

American Software, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited—(Continued)

January 31, 2013

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended January 31, 2013		Nine Months Ended January 31, 2013
	Class A	Class B	Class A	Class B
Distributed earnings	$0.30	$0.30	$0.48	$0.48
Undistributed earnings	(0.22)	(0.22)	(0.21)	(0.21)

Total	$0.08	$0.08	$0.27	$0.27

Distributed earnings	$7,376	$776	$11,796	$1,242
Undistributed earnings	(5,440)	(572)	(5,161)	(544)

Total	$1,936	$204	$6,635	$698

Basic weighted average common shares outstanding	24,606	2,587	24,552	2,587

American Software, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited—(Continued)

January 31, 2013

	Three Months Ended January 31, 2012		Nine Months Ended January 31, 2012
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.27	$0.27
Undistributed earnings	0.01	0.01	0.03	0.03

Total	$0.10	$0.10	$0.30	$0.30

Distributed earnings	$2,177	$233	$6,442	$698
Undistributed earnings	164	18	650	72

Total	$2,341	$251	$7,092	$770

Basic weighted average common shares outstanding	23,944	2,587	23,684	2,624

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended January 31, 2013

	Undistributed & distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,936	24,606	$0.08
Common Stock Equivalents	—	421	—

	1,936	25,027	0.08
Class B Conversion	204	2,587	—

Diluted EPS for Class A	$2,140	27,614	$0.08

Nine Months Ended January 31, 2013

	Undistributed & distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$6,635	24,552	$0.27
Common Stock Equivalents	—	462	—

	6,635	25,014	0.27
Class B Conversion	698	2,587	—

Diluted EPS for Class A	$7,333	27,601	$0.27

American Software, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited—(Continued)

January 31, 2013

Three Months Ended January 31, 2012

	Undistributed & distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,341	23,944	$0.10
Common Stock Equivalents	—	740	—

	2,341	24,684	0.10
Class B Conversion	251	2,587	—

Diluted EPS for Class A	$2,592	27,271	$0.10

Nine Months Ended January 31, 2012

	Undistributed & distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$7,092	23,684	$0.30
Common Stock Equivalents	—	651	—

	7,092	24,335	0.29
Class B Conversion	770	2,624	—

Diluted EPS for Class A	$7,862	26,959	$0.29

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended January 31, 2013

	Undistributed & distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$204	2,587	$0.08
Reallocation of undistributed earnings from Class A shares to Class B shares	9	—	—

Diluted EPS for Class B	$213	2,587	$0.08

Nine Months Ended January 31, 2013

	Undistributed & distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$698	2,587	$0.27
Reallocation of undistributed earnings from Class A shares to Class B shares	9	—	—

Diluted EPS for Class B	$707	2,587	$0.27

American Software, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited—(Continued)

January 31, 2013

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

For the three and nine months ended January 31, 2013, we excluded options to purchase 1,712,191 and 1,500,926 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2012, we excluded options to purchase 924,805 and 1,041,625 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2013, we had a total of 3,847,706 options outstanding and, as of January 31, 2012, we had a total of 3,788,239 options outstanding.

E. Stock-Based Compensation

During the nine months ended January 31, 2013 and 2012, we granted options for 648,000 and 682,500 shares of common stock, respectively. We recorded stock option compensation cost of approximately $342,000 and $346,000 and related income tax benefits of approximately $109,000 and $91,000 during the three months ended January 31, 2013 and 2012, respectively. We recorded stock option compensation cost of approximately $1.1 million and $932,000 and related income tax benefits of approximately $325,000 and $242,000 during the nine months ended January 31, 2013 and 2012, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax deductions in excess of the tax benefits initially recognized for those options (excess tax benefits) as financing cash flows. During the nine months ended January 31, 2013 and 2012, we realized excess tax benefits of approximately $108,000 and $468,000, respectively.

During the nine months ended January 31, 2013 and 2012, we issued 294,006 and 722,358 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2013 and 2012 based on market value at the exercise dates

American Software, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited—(Continued)

January 31, 2013

was approximately $768,000 and $2.7 million, respectively. As of January 31, 2013, unrecognized compensation cost related to unvested stock option awards approximated $4.0 million, which we expect to recognize over a weighted average period of 1.9 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2013 and April 30, 2012, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	January 31, 2013				April 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$31,448	—	—	$31,448	$36,831	—	—	$36,831
Marketable securities	10,436	13,198	—	23,634	7,930	18,126	—	26,056

Total	$41,884	$13,198	$—	$55,082	$44,761	$18,126	$—	$62,887

American Software, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited—(Continued)

January 31, 2013

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $271,000 and $275,000 as of January 31, 2013 and April 30, 2012, respectively, and approximately $447,000 and $1.4 million in held-to-maturity investments as of January 31, 2013 and April 30, 2012, respectively, which are not recorded at fair value and thus are not included in the tables above. The held-to-maturity investments consist of certificates of deposits and tax-exempt state and municipal bonds and are recorded at amortized cost. We obtain fair values for these securities from third-party broker statements. We derive the fair value amounts primarily from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at January 31, 2013 and April 30, 2012 (in thousands):

	January 31, 2013
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$95	—	—	$95
Tax-exempt state and municipal bonds	352	3	—	355

	$447	$3	$—	$450

	April 30, 2012
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$95	—	—	$95
Tax-exempt state and municipal bonds	1,333	16	—	1,349

	$1,428	$16	$—	$1,444

The contractual maturities of debt securities classified as held to maturity at January 31, 2013 and April 30, 2012 were as follows (in thousands):

	January 31, 2013	April 30, 2012
Due within one year	$447	$1,198
Due within two years	—	230
Due within three years	—	—
Due after three years	—	—

	$447	$1,428

G. Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through January 31, 2013, we have repurchased 909,862 shares of

American Software, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited—(Continued)

January 31, 2013

common stock at a cost of approximately $4.9 million. As of January 31, 2013, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,444,815 shares of common stock at a cost of approximately $24.3 million.

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

American Software, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited—(Continued)

January 31, 2013

In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2013 and 2012:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Revenues:
Enterprise Resource Planning	$2,629	$3,397	$9,537	$9,877
Collaborative Supply Chain Management	14,868	15,616	46,673	46,297
IT Consulting	5,579	6,384	19,043	18,530

	$23,076	$25,397	$75,253	$74,704

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,376)	$(1,340)	$(3,556)	$(3,547)
Collaborative Supply Chain Management	3,446	4,166	12,577	13,784
IT Consulting	221	467	1,227	1,367

	$2,291	$3,293	$10,248	$11,604

Intersegment eliminations:
Enterprise Resource Planning	$(456)	$(397)	$(1,452)	$(1,176)
Collaborative Supply Chain Management	426	378	1,369	1,128
IT Consulting	30	19	83	48

	—	—	—	—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,832)	$(1,737)	$(5,008)	$(4,723)
Collaborative Supply Chain Management	3,872	4,544	13,946	14,912
IT Consulting	251	486	1,310	1,415

	$2,291	$3,293	$10,248	$11,604

Capital expenditures:
Enterprise Resource Planning	$17	$4	$334	$97
Collaborative Supply Chain Management	8	31	185	155
IT Consulting	—	—	27	5

	$25	$35	$546	$257

Capitalized Software:
Enterprise Resource Planning	$—	$—	$—	$—
Collaborative Supply Chain Management	836	689	2,647	1,955
IT Consulting	—	—	—	—

	$836	$689	$2,647	$1,955

Depreciation and amortization:
Enterprise Resource Planning	$222	$254	$691	$805
Collaborative Supply Chain Management	809	816	2,421	2,440
IT Consulting	2	1	6	3

	$1,033	$1,071	$3,118	$3,248

American Software, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited—(Continued)

January 31, 2013

Major Customer

No one customer accounted for more than 10% of total revenues for the three months ended January 31, 2013. For the nine months ended January 31, 2013, we had one major customer, The Home Depot, which accounted for approximately 11.5%, or $8.6 million of total revenues. For the three and nine months ended January 31, 2012, this major customer accounted for approximately 15.4%, or $3.9 million, and 14.5%, or $10.8 million, of total revenues, respectively. Revenues from our major customer for the periods reported are primarily attributable to our IT consulting segment. The related accounts receivable balance for this customer was approximately $2.9 million as of January 31, 2013, and $1.6 million as of April 30, 2012.

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

We are involved in various claims arising in the ordinary course of business. On November 12, 2012, one of the operating units of the Company entered into a contractual agreement with a customer which, depending upon the customer’s election, could have resulted in the return of certain previously licensed products by that customer, which would have resulted in a loss of up to $1.1 million in excess of the amounts which were accrued and reflected in the financial statements as of October 31, 2012. During the current period the Company reached a resolution which resulted in a net liability of approximately $197,000. Such amounts were recorded during the current period and included as a reduction of services and other revenues in the accompanying condensed consolidated statement of operations. The Company continues to maintain a reserve on its books for losses of this nature and we believe that such reserves are adequate to cover amounts that are deemed to be probable at the end of the period.

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

In January 2013, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2013 world economic growth forecast. They noted that, “Global growth is projected to increase during 2013, as the factors underlying soft global activity are expected to subside. However, this upturn is projected to be more gradual than in the October 2012 World Economic Outlook (WEO) projections. Policy actions have lowered acute crisis risks in the euro area and the United States. But in the euro area, the return to recovery after a protracted contraction is delayed. While Japan has slid into recession, stimulus is expected to boost growth in the near term.” The IMF also noted: “If crisis risks do not materialize and financial conditions continue to improve, global growth could be stronger than projected. However, downside risks remain significant, including renewed setbacks in the euro area and risks of excessive near-term fiscal consolidation in the United States.”

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2013 and 2012:

	Three Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2013	2012	2013 vs 2012
Revenues:
License	21%	27%	(28)%
Services and other	42	40	(7)
Maintenance	37	33	3

Total revenues	100	100	(9)

Cost of revenues:
License	8	9	(16)
Services and other	32	31	(7)
Maintenance	8	7	1

Total cost of revenues	48	47	(7)

Gross margin	52	53	(11)

Research and development	9	8	6
Sales and marketing	21	18	7
General and administrative	11	13	(23)
Amortization of acquisition-related intangibles	1	1	(7)
Provision for doubtful accounts	—	—	nm

Total operating expenses	42	40	(5)

Operating income	10	13	(30)

Other income (expense):
Interest income	1	1	(3)
Other, net	1	1	(10)

Earnings before income taxes	12	15	(27)
Income tax expense	(3)	(5)	(49)

Net earnings	9%	10%	(17)%

nm—not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2013 and 2012:

	Nine Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2013	2012	2013 vs 2012
Revenues:
License	21%	28%	(24)%
Services and other	45	40	14
Maintenance	34	32	5

Total revenues	100	100	1

Cost of revenues:
License	6	7	(16)
Services and other	32	30	8
Maintenance	8	8	5

Total cost of revenues	46	45	3

Gross margin	54	55	(1)

Research and development	9	8	11
Sales and marketing	19	18	7
General and administrative	11	13	(9)
Amortization of acquisition-related intangibles	1	1	(7)
Provision for doubtful accounts	—	—	—

Total operating expenses	40	40	3

Operating income	14	15	(12)
Other income (expense):
Interest income	1	1	(12)
Other, net	—	—	nm

Earnings before income taxes	15	16	(7)
Income tax expense	(5)	(6)	(8)

Net earnings	10%	10%	(7)%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
JANUARY 31, 2013 AND 2012

Revenue

	Three Months Ended January 31,
	2013	2012	% Change	% of Total Revenue
				2013	2012
	(in thousands)
License	$4,926	$6,803	(28)%	21%	27%
Services and other	9,564	10,289	(7)%	42%	40%
Maintenance	8,586	8,305	3%	37%	33%

Total revenues	$23,076	$25,397	(9)%	100%	100%

	Nine Months Ended January 31,
	2013	2012	% Change	% of Total Revenue
				2013	2012
	(in thousands)
License	$15,512	$20,539	(24)%	21%	28%
Services and other	34,371	30,091	14%	45%	40%
Maintenance	25,370	24,074	5%	34%	32%

Total revenues	$75,253	$74,704	1%	100%	100%

For the three months ended January 31, 2013, the 9% decrease in revenues over the three months ended January 31, 2012 was attributable primarily to a 28% decrease in license fee revenues and, to a lesser extent, a 7% decrease in services and other revenues. This was partially offset by a 3% increase in maintenance revenues. For the nine months ended January 31, 2013, the 1% increase in revenues over the nine months ended January 31, 2012 was attributable primarily to a 14% increase in services and other revenues and, to a lesser extent, a 5% increase in maintenance revenues which was partially offset by a 24% decrease in license revenues. The primary reason for the decrease in services and other revenues in the three months ended January 31, 2013 was a decrease in our IT consulting services due to decreased demand for IT temporary staff and project services and, to a lesser extent, a decrease in the level of implementation services at ERP business units resulting from decreased sales in recent quarters. This was partially offset by an increase in our SCM business unit due to a buildup of implementation projects from the increase in license fees in fiscal 2012. The primary reason for the increase in services and other revenues in the nine months ended January 31, 2013 was an increase in the level of implementation services at our SCM and ERP business units resulting from increased sales in recent quarters and, to a lesser extent, an improvement in our IT consulting services due to increased demand for IT temporary staff and project services.

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

International revenues represented approximately 17% and 14% of total revenues in the three and nine months ended January 31, 2013, respectively, and represented approximately 17% and 16% of total revenues in the three and nine months ended January 31, 2012, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenue

	Three Months Ended January 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$412	$969	(57)%
Supply Chain Management	4,514	5,834	(23)%

Total license revenues	$4,926	$6,803	(28)%

	Nine Months Ended January 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$1,404	$2,653	(47)%
Supply Chain Management	14,108	17,886	(21)%

Total license revenues	$15,512	$20,539	(24)%

For the three and nine months ended January 31, 2013, license fee revenues decreased 28% and 24%, respectively, when compared to the same periods in the prior year. While we expect a degree of quarterly fluctuation due to the timing of signing license fee agreements, our SCM and ERP units have experienced a decline in license fee close rates in the current fiscal year when compared to the same period last year due to cancellation and/or delays in business investment as a result of an uncertainty in the direction of the global economy. In the three and nine months ended January 31, 2013, license fee revenues from our SCM business unit decreased 23% and 21%, respectively, when compared to the corresponding periods in the prior year. Our SCM business unit constituted 92% and 91% of total license fee revenues for the three and nine months ended January 31, 2013, respectively, compared to 86% and 87% for the three and nine months ended January 31, 2012, respectively. Our ERP business unit license fee revenues decreased by 57% and 47% for the three and nine months ended January 31, 2013, respectively, when compared to the same periods in the prior year, primarily due to a decrease in license fee sales to the apparel and retail industries.

The direct sales channel provided approximately 68% and 72% of license fee revenues for the three and nine months ended January 31, 2013, respectively, compared to approximately 62% and 70% of license fee revenues for the three and nine months ended January 31, 2012, respectively. The increase in the proportion of sales by our direct sales channel, which tends to target larger companies, for the current quarter when compared to the prior year period is primarily due to several larger sales compared with the same time last year. In general, large and midsized companies do not require access to capital markets to fund expenditures to the same degree as do smaller companies. Thus, our indirect sales channel faces relatively greater challenges in the current economy, as the indirect channel tends to target smaller companies. For the three and nine months ended January 31, 2013, our margins after commissions on direct sales were approximately 81% and 85% compared to 81% and 83% for the three and nine months ended January 31, 2012, respectively. The margins increased slightly in the nine months ended January 31, 2013 due to the concentration (or mix) of sales staff achieving certain commission rate levels when compared to the same period last year. For the three and nine months ended January 31, 2013, our margins after commissions on indirect sales were approximately 32% and 41%, respectively, compared to 50% and 47% for the three and nine months ended January 31, 2012, respectively. The indirect channel margins for the three and nine months ended January 31, 2013 decreased when compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenue

	Three Months Ended January 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$1,079	$1,297	(17)%
Supply Chain Management	2,906	2,608	11%
IT Consulting	5,579	6,384	(13)%

Total services and other revenues	$9,564	$10,289	(7)%

	Nine Months Ended January 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$4,847	$3,898	24%
Supply Chain Management	10,481	7,663	37%
IT Consulting	19,043	18,530	3%

Total services and other revenues	$34,371	$30,091	14%

For the three months ended January 31, 2013, services revenue decreased by 7%, due to decreased services revenues from our ERP and IT Consulting business segments, partially offset by an increase in SCM implementation services. For the nine months ended January 31, 2013, services revenue increased by 14%, due primarily to increased services revenues from our SCM and ERP business segment implementation services and, to a lesser extent, IT Consulting business segment. For the three and nine months ended January 31, 2013, services and other revenues from Logility (SCM) increased by 11% and 37%, respectively, when compared to the prior year periods. Logility services revenues increased for the current quarter due to improved license fee sales in recent periods, which tend to increase services implementation revenue. For the three and nine months ended January 31, 2013, our ERP segment’s revenues decreased 17% and increased by 24%, respectively, when compared to the prior year periods. The decrease in services revenue for the three months ended January 31, 2013 was primarily due to a customer concession charge (see disclosure Note J). The increase in services revenues in our ERP segment for the nine months ended January 31, 2012 was due to increased implementation project work particularly in the apparel industry. For the three and nine months ended January 31, 2013, our IT Consulting segment’s revenues decreased 13% and increased 3%, respectively, when compared to the prior year periods. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenue

	Three months Ended January 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$1,138	$1,131	1%
Supply Chain Management	7,448	7,174	4%

Total maintenance revenues	$8,586	$8,305	3%

	Nine months Ended January 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$3,286	$3,326	(1)%
Supply Chain Management	22,084	20,748	6%

Total maintenance revenues	$25,370	$24,074	5%

For the three and nine months ended January 31, 2013, maintenance revenues increased 3% and 5%, respectively, when compared to the same periods in the prior year due primarily to higher license fee sales in recent quarters and improved renewal rates in our SCM unit, which experienced a 4% and 6% increase in maintenance revenue for the three and nine months ended January 31, 2013, respectively, when compared to the same periods last year. Our legacy ERP unit experienced an increase of 1% and a decrease of 1%, respectively, for the three and nine months ended January 31, 2013 compared to the same periods in the prior year. Logility accounted for 87% of total maintenance revenues for both the three- and nine-month periods ended January 31, 2013, respectively, compared to 86% of total maintenance revenues for both the three- and nine-month periods ended January 31, 2012. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
	2013		2012		2013		2012
Gross margin on license fees:	$3,129	64%	$4,655	68%	$10,903	70%	$15,070	73%
Gross margin on services and other:	2,210	23%	2,413	23%	10,252	30%	7,709	26%
Gross margin on maintenance:	6,693	78%	6,434	77%	19,567	77%	18,550	77%

Total gross margin:	$12,032	52%	$13,502	53%	$40,722	54%	$41,329	55%

For the three and nine months ended January 31, 2013, total gross margin percentage decreased when compared to the same period in the prior year primarily due to a decrease in our gross margin on license fees and, to a lesser extent, a larger portion (18% and 25% of our gross margin for the three and nine months ended January 31, 2013, respectively) being generated from our lower margin services and other revenue compared to the same period last year (18% and 19% of our gross margin for the three and nine months ended January 31, 2012, respectively).

Gross Margin on License Fees

For the three and nine months ended January 31, 2013, gross margin on license fees decreased when compared to the same periods in the prior year due to lower license fee revenue. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the nine months ended January 31, 2013, the gross margin percentage on services and other revenue increased by 4 percentage points when compared to the same period in the prior fiscal year due to improved staff utilization and billing rates per project. Services and other gross margin are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three and nine months ended January 31, 2013 and 2012 were essentially the same. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended January 31,				Nine Months Ended January 31,
	2013	2012	% of Revenue		2013	2012	% of Revenue
			2013	2012			2013	2012
	(in thousands)				(in thousands)
Research and development	$2,209	$2,080	10%	8%	$6,618	$5,979	9%	8%
Sales and marketing	4,868	4,536	21%	18%	14,626	13,637	19%	18%
General and administrative	2,539	3,458	11%	14%	8,855	9,705	12%	13%
Amortization of acquisition-related intangible assets	125	135	1%	1%	375	404	0%	1%
Other income (expense), net	457	485	2%	2%	1,039	574	1%	1%
Income tax expense	608	1,186	3%	5%	3,954	4,316	5%	6%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended
	January 31, 2013	Percent Change	January 31, 2012
	(in thousands)
Total capitalized computer software development costs	$836	21%	$689
Percentage of gross product research and development costs	27%		25%
Total research and development expense	2,209	6%	2,080

Percentage of total revenues	9%		8%
Total research and development expense and capitalized computer software development costs	$3,045	10%	$2,769

Percentage of total revenues	13%		11%
Total amortization of capitalized computer software development costs *	$625	0%	$625

	Nine Months Ended
	January 31, 2013	Percent Change	January 31, 2011
	(in thousands)
Total capitalized computer software development costs	$2,647	35%	$1,955
Percentage of gross product research and development costs	29%		24%
Total research and development expense	6,618	11%	5,979

Percentage of total revenues	9%		8%
Total research and development expense and capitalized computer software development costs	$9,265	17%	$7,934

Percentage of total revenues	12%		11%
Total amortization of capitalized computer software development costs *	$1,876	0%	$1,877

*	Included in cost of license fees

For the three and nine months ended January 31, 2013, gross product research and development costs increased when compared to the same periods in the previous fiscal year due to an increase in research and development spending on enhancement of several software products. Capitalized software development costs increased for the three and nine months ended January 31, 2013 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized software amortization expense to remain relatively the same for the remainder of the fiscal year. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and nine months ended January 31, 2013, sales and marketing expenses increased 7%, when compared to the same periods a year ago primarily due to increases in sales headcount and, to a lesser extent, increases in travel, marketing, and recruiting costs. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and nine months ended January 31, 2013, the 27% and 9% decrease, respectively, in general and administrative expenses was primarily due to lower variable compensation and, to a lesser extent, lower bad debt allowance expense when compared to the same periods last year.

At January 31, 2013, the total number of employees was 371 compared to 325 at January 31, 2012.

Operating Income/(Loss)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning	$(1,376)	$(1,340)	3%	$(3,556)	$(3,547)	0%
Collaborative Supply Chain Management	3,446	4,166	(17)%	12,577	13,784	(9)%
IT Consulting	221	467	(53)%	1,227	1,367	(10)%

Total Operating Income	$2,291	$3,293	(30)%	$10,248	$11,604	(12)%

Our ERP segment operating loss in the three months ended January 31, 2013 increased from the loss in the same period in the prior year due to lower license fee revenues. Our ERP segment operating loss in the nine months ended January 31, 2013 and 2012 was essentially the same.

Our SCM segment’s contribution to operating income decreased by 17% and 9% for the three and nine months ended January 31, 2013, respectively, compared to the same periods last year as a result of decreased license fee revenue and additional headcount.

Our IT consulting segment operating income decreased 53% and 10% for the three and nine months ended January 31, 2013, respectively, compared to the same periods last year. This decreased income is a result of less IT staffing and project work from our customers, especially the IT consulting segment’s principal customer, The Home Depot.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended January 31, 2013, the decrease in other income was due primarily to: a decrease in interest income, lower rental income, and less realized and unrealized gains on investments. This decrease was partially offset by a decrease in exchange rate losses when compared to the same period last year. For the nine months ended January 31, 2013, the increase in other income was due primarily to: smaller realized and unrealized losses on investments as a result of stronger financial market conditions, a decrease in exchange rate losses, and an increase in rental income. This increase was partially offset by a decrease in interest income on an investment portfolio consisting of a greater proportion of certificates of deposit and municipal bonds when compared to the same period last year. We recorded gains of approximately $65,000 and losses of $118,000 for the three and nine months ended January 31, 2013, respectively, compared to gains of approximately $171,000 and losses of $479,000 for the three and nine months ended January 31, 2012, respectively, from our trading securities.

For the three and nine months ended January 31, 2013, our investments generated an annualized yield of approximately 2.01% and 1.91% respectively, compared to approximately 2.20% and 2.50% for the three and nine months ended January 31, 2012, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended January 31, 2013, our effective tax rate was 22.1% compared to our effective tax rate of 31.4% in the three months ended January 31, 2012. During the nine months ended January 31, 2013, our effective rate was 35.0% compared to our effective rate of 35.4% in the nine months ended January 31, 2012. The effective tax rates for the current fiscal periods are lower than the same periods last year due to the approval of the research and development tax credit during the current quarter which resulted in a “catch-up” credit adjustment for the period January 1, 2012 to January 31, 2013. We expect our effective rate will be between 35% and 37% during fiscal 2013.

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

The following table shows information about our cash flows and liquidity positions during the nine months ended January 31, 2013 and 2012. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

	Nine Months Ended January 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$10,915	$9,652
Net cash (used in) provided by investing activities	(2,225)	2,723
Net cash used in financing activities	(14,509)	(3,150)

Net change in cash and cash equivalents	$(5,819)	$9,225

For the nine months ended January 31, 2013, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to: 1) a decrease in customer accounts receivable compared to an increase in the same period last year caused by the timing of closing customer sales and related collections, 2) higher proceeds from the maturity and sales of trading securities, 3) a decrease in purchases of trading securities, 4) a lesser decrease in deferred income taxes due to timing, 5) higher stock-based compensation expense, 6) lower excess tax benefits from stock based compensation, and 7) an increase in the retirement of property.

This increase was partially offset by: 1) a decrease in accounts payable and other accruals due to timing of payments, 2) lower unrealized losses on investments due to improved conditions in financial markets compared to the same period last year, 3) a decrease in deferred revenues due to timing of revenue recognition, 4) a decrease in depreciation and amortization, 5) a decrease in net earnings, 6) a decrease in bond amortization, and 7) an increase in prepaid expenses due to the timing of purchases.

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

Cash used in financing activities increased due primarily to 1) an increase in dividends paid, 2) a decrease in proceeds from exercise of stock options , 3) an increase in repurchase of our common stock in the current period when compared to the same period last year, and 4) a decrease in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of January 31,
	2013	2012
	(in thousands)
Cash and cash equivalents	$33,292	$33,153
Short and long-term investments	24,352	28,382

Total cash and short and long-term investments	$57,644	$61,535

Net change in total cash and investments (nine months ended January 31)	$(9,226)	$6,124

Our total activities used more cash and investments during the nine months ended January 31, 2013, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above and the payment of the quarterly and accelerated dividends.

Days Sales Outstanding in accounts receivable were 75 days as of January 31, 2013, compared to 68 days as of January 31, 2012. This increase is primarily due to a delay in payment by one of our larger customers. Our current ratio on January 31, 2013 was 2.9 to 1 and on January 31, 2012 was 2.6 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $57.6 million in cash and investments with no debt as of January 31, 2013, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 17, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these three repurchase plans, as of March 6, 2013 we have repurchased a total of approximately 3.1 million shares of common stock at a cost of approximately $12.3 million.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At

January 31, 2013, our goodwill balance was $12.6 million and our intangible assets with definite lives balance was approximately $831,000, net of accumulated amortization.

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

Foreign Currency. In the three and nine months ended January 31, 2013, we generated approximately 17% and 14%, respectively, of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $10,000 and $122,000 for the three and nine months ended January 31, 2013, respectively, compared to exchange rate losses of approximately $145,000 and $268,000 for the three and nine months ended January 31, 2012, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $225,000 exchange gain or loss for the nine months ended January 31, 2013. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of January 31, 2013 was approximately $55.8 million compared to $58.0 million as of January 31, 2012.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) The following table summarizes repurchases of our stock in the three months ended January 31, 2013:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2012 through November 30, 2012	35,000	$7.88	0	1,120,138
December 1, 2012 through December 31, 2012	30,000	7.63	0	1,090,138
January 1, 2013 through January 31, 2013	—	—	0	1,090,138

Total Fiscal 2013 Third Quarter	65,000	$7.77	0	1,090,138

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: March 6, 2013	By:	/s/ James C. Edenfield
James C. Edenfield
President, Chief Executive Officer and Treasurer

Date: March 6, 2013	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 6, 2013	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer