Form 10-K
period 2013-04-30
AMERICAN SOFTWARE INC
filed 2013-07-12
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, 24,586,379 Class A Common Shares and 2,587,086 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 31, 2012) of the Class A shares held by non-affiliates on that date was approximately $196.2 million. At July 5, 2013, 24,779,349 Class A Common Shares and 2,587,086 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2013

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

The SCM segment consists of Logility, Inc. (“Logility”), which provides collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (1) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (2) New Generation Computing (NGC), which provides industry-specific business software to both retailers and manufacturers in the apparel, footwear, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

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

Where appropriate, our software solutions leverage the Internet to expand the potential user community and streamline collaboration among the various trading partners in the supply chain. The supply chain planning process focuses on demand forecasting, supply and inventory optimization, global sourcing, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, streamline global sourcing, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service.

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

In order to effectively manage and coordinate supply chain activities, companies require supply chain planning, global sourcing, supply chain execution, and supply chain analytics software that provides for integrated communication, optimization and collaboration among the various constituents throughout the supply chain network. This enhanced collaboration synchronizes production plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays, excess inventory and distribution network problems.

In addition, companies seek integrated planning and supply chain execution systems that further optimize the flow of products to their customers through enhanced transportation and warehouse management capabilities. Organizations are also demanding solutions that are modular and scalable to fit the changing needs of the organization.

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

The December 2012 Gartner outlook for supply chain technologies remains cautiously optimistic. “According to recent Gartner supply chain, cloud and IT budget surveys, a majority of respondents have expectations for budget increases during the next 12 to 36 months. Building confidence feeds into Gartner’s forecast outlook for supply chain applications, which are estimated to have grown during 2012, and to secure a 9% five-year compound annual growth rate (CAGR) through 2016. Given this year’s survey results, the current (3Q12) forecast assumes annual growth of 7.6%. 2012 SCM software growth was healthy, despite economic discontinuities and currency head winds within Europe. 2013 is expected to maintain growth at a slightly higher level (9.3%). During our 2012 survey, more respondents indicated higher budgets than 2011’s survey, where 75% of respondents expected their budgets for supply chain to increase through 2014.”

“The business drivers perhaps are shifting some purchases for supply chain technologies, but they have also highlighted areas in which businesses need to improve. Highlights within the supply chain market include S&OP, transportation and global trade management (GTM), and procurement technologies. These are areas of focus for many businesses today. The trend is expected to continue through 2013, driving a five-year CAGR of 9% in the larger, worldwide SCM market.”

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

Logility has licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including A.O. Smith, , Augusta Sportswear, Avery Dennison Corporation, Berry Plastics Corporation, Continental Mills, Electrolux, Everlast Worldwide, Fastenal Company, Ferguson Wholesale, Foot Locker, Huhtamaki, Johnstone Supply, Kraft, L’Oreal, New Balance, New Belgium Brewing Company, Procter & Gamble, Remington Products Company, Rexnord, , Shiseido Americas, Sigma Aldrich, Trek Bicycle, Verizon Wireless, Warnaco, WD-40 Company, Westward Pharmaceutical Company and VF Corporation. Logility sells products and services through direct and indirect channels. Logility derived approximately 21% of its revenues in the fiscal year ended April 30, 2013 from international sales.

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

Demand Solutions offers three separate product platforms: DS1, DS-SaaS and DSX. The DS1 suite continues to build on the company’s 27-year heritage supporting the global SME market. DSX was introduced in February 2010 and combines this history of supply chain experience with the latest technology to create a highly flexible supply chain planning solution. Built on a flexible architecture with configurability, performance and security in mind, DSX is the culmination of more than two decades of customer-driven supply chain functionality. Both suites offer the same features which allow customers a growth path as their needs change.

While the DSX functionality is the same as DS1, the DSX platform was architected to exploit and apply new technologies to provide best-in-class supply chain efficiencies. Demand Solutions launched DS-SaaS in January and supports both Software-as-a-Service and Infrastructure-as-a-Service. We are supporting both On-Demand Self Service and Broad Network Access. With our Web Services integration, our customers can utilize the Demand Solutions cloud offering (DS-SaaS) in conjunction with their system of record regardless of whether it is hosted, SaaS or On-Premise. All product platforms also incorporate social supply chain technology that enables supply chain partners around the world to collaborate in real time using intuitive, “always-on” social media tools.

The Demand Solutions application suite makes it easier to predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability. Demand Solutions is a complete time-phased, multi-tiered planning and replenishment system and a proven platform for vendor managed inventory. Demand Solutions helps manufacturers, wholesalers and distributors exchange inventory information in real time, proactively manage demand rather than operate in reactive mode, and increase profitability.

Demand Solutions Forecast Management provides a powerful yet easy-to-use demand planning solution that fits virtually any industry and deploys quickly. The system offers significant flexibility and allows the user to select from 26 algorithms the forecasting formula that best addresses each item’s demand pattern to develop an accurate forecast of future demand.

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

Demand Solutions Collaboration offers a certified CPFR compliant collaborative planning solution that streamlines communications between a company and its customers and suppliers by letting them exchange information in real time through social media tools. This solution minimizes the barriers to entry for smaller trading partners, who need only a web browser, and extends the value available through the entire Demand Solutions product line. Collaboration results in greater demand visibility and closer synchronization of production and inventory investments.

Demand Solutions Sales & Operations Planning automates and continually analyzes the annual business planning process, while also giving all participants the social media tools to continue collaborating in between planning meetings. There are two annual business plans available for each of the sections of data (bookings, sales, production, inventory, backlog and shipments): the Annual Plan and the Flexible Plan. Demand Solutions was one of the first S&OP tools on the market and the company has more than 17 years of S&OP implementation experience.

Demand Solutions Advanced Planning and Scheduling is a powerful and easy-to-use production scheduling solution that supports the process and discrete enterprise environment, and quickly produces accurate schedules, taking into account machines, personnel, tooling and inventory constraints. The Demand Solutions Advanced Planning and Scheduling software enables manufacturers to balance material, capacity and shop floor schedules simultaneously to meet customer demand “on-time” at the lowest costs.

Demand Solutions Retail Planning enables manufacturers, distributors and retailers to collaboratively produce, ship and replenish product based on point-of-sale (POS) data. Highly accurate and easy to use, Demand Solutions Retail Planning can track thousands of SKUs at the retail store level, resulting in optimized store-level replenishment, reduced out-of-stocks, greater inventory turns, elevated customer service levels and increased profits. Demand Solutions Retail Planning is designed around the philosophy of continuous replenishment, enabling actual demand to be consolidated from each POS location and routed to suppliers. Demand Solutions Retail Planning leverages detailed analysis and strategic assortment planning for a store or group of stores. The result is a collaborative, highly responsive value chain from manufacturer or distributor to retail.

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

NGC’s SCM and Global Sourcing platform can be configured to meet customer requirements and integrates with all enterprise applications, allowing companies to:

•	Compress purchasing lead times by positioning raw materials for planned production cycles or series.

•	Improve order fulfillment rates by balancing production capacity and product demand.

•	Shrink markdowns and closeouts by applying “postponement” techniques to adjust WIP inventories.

•	Cut unanticipated airfreight expenses by ensuring on-time deliveries from global production facilities.

•	Reduce product defects by managing on-site quality audits and making corrections based upon the results.

Features include:

•	Purchase Order Management

•	Quality Control

•	Logistics Management

•	Vendor Payment Automation

•	Workflow Calendars

•	Global Collaboration

•	Exceptions Dashboard

•	Custom Reporting

•	Scan Pack Module (ezSHIP)

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

The Proven Method has worked with customers such as: Aon, Aarons Rents, IBM, UPS, Norfolk Southern, Xerox, SunTrust Bank, Coca-Cola, Dycom, Kubota Manufacturing of North America, The Home Depot, AT&T, State of Georgia, CompuCom, Zep Inc, Chick-fil-A, Global Payments, Verizon, Catlin Group Ltd, Federal Home Loan Bank of Atlanta, Forsythe Technology, Fulton Paper, AutoTrader.com, Nalco Chemical, Georgia Tech Research Institute and numerous other customers throughout the United States.

See Note 8 to the Consolidated Financial Statements for further business segment information.

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

3M Australia

Ashley Furniture

Avery Dennison Corporation

BASF Corporation

Basic American Foods

Boise Paper Holdings, LLC

Caribou Coffee Company

Carrie Francis

Clement Pappas & Co., Inc.

Cliff Bar & Company

Cott Beverages Limited

Deschutes Brewery

EURO-PRO Operating LLC

Farley’s & Sathers Candy Company

Glen Raven, Inc.

Haddon House Food Products, Inc.

Hamilton Beach Proctor-Silex

Hooker Furniture Corporation

Huhtamaki

Kelly Moore Paint Company, Inc

Kraft Foods Company

L’Oreal

Lance, Inc.

Levolor

Marquez Brothers International

Mizuno USA

Mohawk Industries

Nestle

Neatfreak

Oceana Brands Limited

Parmalat South Africa

Peninsula Beverage Company

Pinnacle Foods

Polaris Industries

Procter & Gamble

Reckitt Benckisen

Rockline Industries

Sazerac Company

J. R. Simplot Company

Starbucks

Ste. Michelle Wines Estates Ltd.

The Stanley Works

Trek Bicycle Corporation

Xango, LLC

Zimmer K.K.

  Telecommunications & Utilities

Brightstar Corporation

Britsh Telecom

KGP Telecommunications

Verizon Wireless

Abbott Laboratories

Arch Corporation

Berry Plastics Corporation

BP Singapore Pte. Limited

Bracco Imagining s.p.a.

Chamberlain Group

CooperVision

Dow Chemical Company

EGO Pharmaceuticals, PTY LTD

Fisher Scientific International

Genzyme Diagnostics

Herbalife International of America, Inc.

Nutra Manufacturing

Sandoz

Shell Oil Company

Sigma-Aldrich Corporation

Sunovion Pharmaceuticals, Inc.

          Retail & Apparel

Aeropostale

AGS Sports, Inc.

Aktieselskabet AF

Alberto Makali

Antartico Comercializadora SA de CV

Armani Exchange, Inc.

Art Van Furniture

Ballet Jewels

Bernard Cap Co., Inc.

Bestseller

Billabong International Unlimited

Bioworld Merchandising

Biscotti

Bobs Discount Furniture

Blair Corporation

BRICA

Boots UK, Ltd.

Broder Brothers

Brooks Sports

Cache

Carhartt

Carters

Casual Male Retail Group

Color Image Apparel, Inc.

Delta Apparel

Destination XL

Everlast Worldwide

Evy of California

Fashion Avenue Knits

FGL Group

Foot Locker, Inc.

Forzani Group

Foschini Retail Group Pty

Godiva

Goodwill Industries

GTM Sportswear

Handcraft Manufacturing Corp.

Hanesbrands, Inc

HMX Group

Hugo Boss

ISDA & Co.

Janouras Custom Design, Ltd.

Jaya Apparel, LLC

Jerry Leigh Entertainment

Jerzees

Jockey

John Paul Richard

Jos. A. Banks Clothiers

Land ’n Sea

Landau Uniform

Liz Claiborne

L’Koral, LLC

Lululemon Athletica

Maidenform Brands

Manhattan Beachwear, LLC

Modell’s Sporting Goods

New Balance Athletic Shoe, Inc.

Nicole Miller

Parigi Group

Polo Ralph Lauren

Rawlings Sporting Goods

Red Wing Shoe Company

Renfro

Rocky Brands

Russell Corporation

Spanx

Spartan Sportswear

Sport Obermeyer

Stony Apparel

Swatfame

The Home Depot

Tibi

Tiffany & Co.

Topson Downs

Tristan & America

T-Shirt International

Unifirst Corp

Valley Apparel LLC

Vesi Sportswear

VF Corporation

W Diamond Group

Warnaco

Williamson-Dickie Manufacturing

Wohali Outdoors

A.O. Smith Water Products

Cengage Learning

Cintas Corporation

Corning Cable Systems

Dal-Tile Corporation

Dassault Falcon Jet

IBM/Synertech

Ingram Micro

Intertape Polymer Group

Johnson Controls

JohnsonDiversey, Inc

Louisiana-Pacific Corporation

Newell Rubbermaid

Parker Hannifin Corporation

Reliable Automatic Sprinkler

Seagate Technology LLC

Seco Tools AB

Shaw Industries

Siemens Medical Solutions Diagnostics

Sonoco Products

Tyco Safety Products

Universal Fiber Systems

WD40 Company

      Wholesale Distribution

American Hotel Register Company

Amerisource Bergen Specialty Group

ChemPoint

CHF Industries

Doosan Group

Fastenal Company

Ferguson Enterprises

Fintyre S.p.A.

Groupe Seb Holdings

HDA

Johnstone Supply

Komatsu Europe International NV

Republic National Distributing Co.

SAIC

Standard Motor Products

Tireco

Trelleborg Wheel Systems SPA

One customer, The Home Depot, accounted for 11.1% of our total revenues during fiscal 2013. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector customers.

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

Our client/server and Internet-based solutions will be important for our long-term growth. As of April 30, 2013, we employed 70 persons in product research, development and enhancement activities.

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

•	Vendors focusing on the supply chain application software market, including, but not limited to, vendors such as JDA Software;

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

Continue to Expand Sales and Marketing. We intend to continue to pursue an increased share of the market for ERP and SCM software solutions by expanding our sales and marketing activities. We believe our competitive advantages include providing rapid implementation, easy-to-maintain configuration, and quick time-to-benefit across the full spectrum of customer operations. Logility intends to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, retail and manufacturing supply chains, and NCG intends to continue to focus on the apparel, footwear, sewn products, and furniture industries, adding sales and marketing resources when appropriate.

Expand Indirect Channels to Increase Market Penetration. We believe that key relationships with VARs will increase sales and expand market penetration of our products and services. During fiscal 2013 we continued to add VARs to the DMI channel in countries such as Italy, Chile, Peru, Czech Republic, and Croatia. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in more than 75 countries.

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

Increase Penetration of International Markets. In the fiscal year ended April 30, 2013, we generated 14% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. Logility, along with its subsidiary, DMI, has over 56 international VARs in its indirect channel. This experienced global distribution network expands Logility’s reach and provides sales, implementation and support resources, serving customers in more than 75 countries. We intend to further expand our international presence by creating additional relationships with distributors in Africa, Asia, Australia, Europe, North America and South America.

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

Employees

As of April 30, 2013, we had 377 full-time employees, including 70 in product research, development and enhancement, 41 in customer support, 162 in professional services, 68 in marketing, sales and sales support, and 36 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

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

Our international revenues and the majority of our international expenses, including the wages of some of our employees, have been denominated primarily in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

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

We directly compete with other supply chain software vendors, including SAP, Oracle Corporation, JDA Software Group, SAP AG, Infor, Inc., Manhattan Associates, Lawson Software Inc. and others. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The ERP software market has experienced significant consolidation. This consolidation has included numerous mergers and acquisitions, including takeovers such as the Oracle acquisitions of PeopleSoft, Retek, ProfitLogic, Inc., 360 Commerce, Siebel Systems, Inc. and Global Logistics Technologies, Inc.; SAP AG’s acquisitions of Triversity, Inc. and Khimetics. Inc.; JDA Software’s acquisition of Manugistics Group and i2 Technologies and RedPrairie’s merger with JDA Software, Inc. It is difficult to estimate what long-term effect these acquisitions will have on our competitive environment. We have encountered competitive situations where we suspect that large competitors, in order to encourage customers to purchase licenses of non-retail specific applications and gain retail market share, have also offered to license at no charge certain retail software applications that compete with our solutions. If competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge, this may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition. Also, some prospective buyers are reluctant to purchase applications that could have a short lifespan, as an acquisition could result in the application’s life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from a larger vendor than us since those larger vendors offer a wider range of products. Furthermore, some of these larger vendors, such as Oracle, may be capable of bundling their software with their database applications, which underlie a significant portion of our installed applications. When we compete with these larger vendors for new customers, we believe that these larger businesses often attempt to use their size as a competitive advantage against us.

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

These factors and other specific accounting requirements under U.S. Generally Accepted Accounting Principles (GAAP) for software revenue recognition requires that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in many transactions. Therefore, it is possible that from time to time we may license our software or provide services with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed.

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

Our future operating results depend significantly upon the continued service of a relatively small number of key senior management and technical personnel, including our Chief Executive Officer, J. Michael Edenfield. None of our key personnel are bound by long-term employment agreements. We do not have in place “key person” life insurance policies on any of our employees. The loss of Mr. Edenfield or one or more other key executives could have an adverse effect on us.

Our future success also depends on our continuing ability to attract, train, retain and motivate other highly qualified managerial and technical personnel. Competition for these personnel is intense, and we have at times experienced difficulty in recruiting and retaining qualified personnel, including sales and marketing representatives, qualified software engineers involved in ongoing product development, and personnel who assist in the implementation of our products and provide other services. The market for such individuals is competitive. For example, it has been particularly difficult to attract and retain product development personnel experienced in object oriented development technologies. Given the critical roles of our sales, product development and consulting staffs, our inability to recruit successfully or any significant loss of key personnel would adversely affect us. A high level of employee mobility and aggressive recruiting of skilled personnel characterizes the software industry. It may be particularly difficult to retain or compete for skilled personnel against larger, better-

known software companies. We cannot guarantee that we will be able to retain our current personnel, attract and retain other highly qualified technical and managerial personnel in the future, or assimilate the employees from any acquired businesses. We will continue to adjust the size and composition of our workforce to match the different product and geographic demand cycles. If we are unable to attract and retain the necessary technical and managerial personnel, or assimilate the employees from any acquired businesses, our business, operating results and financial condition would be adversely affected.

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

James C. Edenfield, Executive Chairman, Treasurer and a Director of the Company, and Thomas L. Newberry, Chairman of the Board of Directors, own 100% of our outstanding Class B common shares between them, giving them the right to elect a majority of the Board of Directors. Moreover, Class B common shares have additional voting rights that currently give Mr. Edenfield and Dr. Newberry sufficient voting power to assure the approval of other shareholder voting issues if both of them vote in favor of those issues. Mr. Edenfield and Dr. Newberry have reported in filings with the Securities and Exchange Commission that they constitute a group, for voting purposes. Current directors and executive officers as a group beneficially owned approximately 7.6% of our Class A common shares as of June 30, 2013. Mr. Edenfield, Dr. Newberry and members of their immediate families currently constitute four of the seven members of the Board, and thus have significant influence in directing the actions of the Board of Directors and all other matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors, the approval of mergers and other business combinations, amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making a purchase offer that other shareholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

From the second quarter of fiscal 2008 through the second quarter of fiscal 2013, our Board of Directors declared quarterly dividends of $0.09 per share. For the third quarter of fiscal 2013, our Board of Directors declared a quarterly dividend of $0.10 per share and also declared a special accelerated dividend of $0.20 per share of our Class A and Class B common stock. The accelerated dividend was intended to be in lieu of the regular quarterly dividends that have historically been declared in February and May of each year. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future following the periods paid by the special accelerated dividend. However, our dividend policy may be affected by, among other things, our views on business conditions, our financial position, earnings, earnings outlook, capital spending plans and other factors that our Board of Directors considers relevant at that time. Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on the market price of our common stock.

The price of our common stock may decline due to shares eligible for future sale or actual future sales of substantial amounts of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Current directors and executive officers of the Company as a group beneficially owned approximately 7.6% of our Class A common shares as of June 30, 2013. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

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

We have entered into leases for sales offices located in various cities in the United States and overseas. We believe our existing facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

Each of our three segments makes use of the property at 470 East Paces Ferry Road and our SCM segment occupies office space that we lease in the United Kingdom.

ITEM 3.	LEGAL PROCEEDINGS

(a)	Many of our installations involve products that are critical to the operations of our customers’ businesses. Any failure in our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability contained in our contracts will be enforceable in all instances. We are not currently a party to any material legal proceedings that would require disclosure under this Item.

(b)	None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market

Our Class A Common Shares are listed on the NASDAQ Global Select Market under the symbol AMSWA. As of July 5, 2013, there were 8,411 holders of Class A Common Shares who held their stock either individually or in nominee or “street” names through various brokerage firms, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years, as well as the amount of cash dividends declared in each quarter:

	High	Low	Cash Dividends Declared
Fiscal Year 2013
First Quarter	$8.64	$7.82	$0.09
Second Quarter	9.00	7.95	0.09
Third Quarter	8.70	7.29	0.30
Fourth Quarter	8.82	7.88	—

Fiscal Year 2012
First Quarter	$8.90	$7.01	$0.09
Second Quarter	8.52	6.13	0.09
Third Quarter	9.80	7.42	0.09
Fourth Quarter	9.55	8.05	0.09

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2013:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	3,751,180	$7.12	433,143

Dividend Policy

Since the third quarter of fiscal 2013, our Board of Directors has declared quarterly dividends of $0.10 per share. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. The continuation of this policy, and payment of future cash dividends, will be at the sole discretion of the Board of Directors. In exercising this discretion, the Board of Directors will consider our profitability, financial condition, cash requirements, future prospects and other relevant factors.

Stock Price Performance Graph

The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the NASDAQ Composite Index and a peer group index on a quarterly basis. The graph reflects the investment of $100 on April 30, 2008 in the Company’s stock, the NASDAQ Stock Market-US Companies (“NASDAQ Composite Index”) and in the NASDAQ Computer Index, a published industry peer group index. The NASDAQ Computer Index consists of approximately 366 NASDAQ-listed companies, including computer hardware and software companies that furnish computer programming and data processing services and firms that produce computers, office equipment, and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2013.

	FY 2008	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013
American Software(a)	$100	$97	$118	$153	$170	$173
NASDAQ Composite	100	71	102	119	126	138
NASDAQ Computer Index	100	72	111	132	148	148

(a)	This series includes dividends paid over the disclosed period.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2013:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2013 through February 28, 2013	0	$0.00	0	1,090,138
March 1, 2013 through March 31, 2013	0	$0.00	0	1,090,138
April 1, 2013 through April 30, 2013	0	$0.00	0	1,090,138

Total Fiscal 2013 Fourth Quarter	0	$0.00	0	1,090,138

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Transfer Agent

American Stock Transfer & Trust Company LLC

6201 15th Ave.

Brooklyn, NY 11219

Toll free: (800) 937-5449

Local & international: (718) 921-8124

http://www.amstock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the Class A common shares of American Software, Inc:

Archipelago Stock Exchange	Maxim Group LLC
Automated Trading Desk	Merrill Lynch, Pierce, Fenner
Barclays Capital Inc./Le	Morgan Stanley & CO. LLC
Bats Trading, Inc.	NASDAQ Execution Services LLC
Canaccord Genuity Inc.	National Stock Exchange
Cantor, Fitzgerald & Co.	Needham & Company, LLC
Chicago Board Options Exchange	Pershing Advisor Solution LLC
Citadel Derivatives Group LLC	RBC Capital Markets, LLC
Citadel Securities LLC	Riley & Co.
Citigroup Global Markets Inc.	Stifel Nicolaus & Co.
Credit Suisse Securities USA	SunTrust Capital Markets Inc
Direct Edge ECN LLC	Susquehanna Capital Group
G1 Execution Services LLC	Susquehanna Financial Group,
Goldman, Sachs & Co.	Timber Hill Inc.
Jefferies & Company, Inc.	Two Sigma Securities, LLC
Knight Capital Americas, L.P.	UBS Securities LLC
Latour Trading LLC

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended April 30, 2013, 2012, 2011, 2010, and 2009 is derived from our audited consolidated financial statements.

Consolidated Statements of Operations Data:

	Years Ended April 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Revenues:
License fees	$21,184	$27,826	$19,240	$15,503	$16,073
Services and other	45,323	42,380	36,960	32,298	33,920
Maintenance	33,960	32,430	29,389	27,475	28,031

Total revenues	100,467	102,636	85,589	75,276	78,024

Cost of revenues:
License fees	6,026	7,142	5,828	3,374	4,908
Services and other	31,870	31,101	27,205	22,797	22,963
Maintenance	7,664	7,597	7,152	6,803	7,253

Total cost of revenues	45,560	45,840	40,185	32,974	35,124

Gross margin	54,907	56,796	45,404	42,302	42,900
Operating expenses:
Research and development costs	8,882	8,226	7,388	6,722	7,150
Sales and marketing expense	19,829	18,797	15,720	15,045	14,979
General and administrative expenses	11,911	13,070	12,200	12,841	13,231
Amortization of acquisition-related intangibles	501	535	684	395	350
Severance expenses	—	—	219	—	—

Total operating expenses	41,123	40,628	36,211	35,003	35,710

Operating income	13,784	16,168	9,193	7,299	7,190
Other income/(loss), net	1,741	1,103	1,941	1,929	(1,054)

Earnings before income taxes	15,525	17,271	11,134	9,228	6,136
Income tax expense	(5,114)	(5,928)	(3,770)	(3,434)	(2,400)

Net earnings	$10,411	$11,343	$7,364	$5,794	$3,736

Less net earnings attributable to noncontrolling interests	—	—	—	(90)	(720)

Net earnings attributable to American Software, Inc.	$10,411	$11,343	$7,364	$5,704	$3,016

Earnings per common share:(a)
Basic	$0.38	$0.43	$0.29	$0.23	$0.12

Diluted	$0.38	$0.42	$0.28	$0.22	$0.12

Weighted average common shares—Basic	27,173	26,455	25,751	25,318	25,327
Diluted	27,629	27,098	26,183	25,881	25,756
Cash dividends declared	$0.48	$0.36	$0.36	$0.36	$0.36

Consolidated Balance Sheet Data:
Cash and cash equivalents	$41,164	$39,111	$23,928	$21,730	$37,629
Investments—short and long term	$25,260	$27,759	$31,483	$32,149	$33,465
Working capital	$51,088	$50,109	$36,721	$29,128	$45,432
Total assets	$113,070	$116,553	$104,832	$97,175	$112,319
American Software, Inc. shareholders’ equity	$83,244	$83,030	$74,056	$72,280	$79,839

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.38, $0.43, $0.29, $0.23, and $0.12 for the years ended April 30, 2013, 2012, 2011, 2010, and 2009, respectively. See Note 1(r) to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements for the fiscal year ended April 30, 2013, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/vendor-specific objective evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Valuation of Long-Lived and Intangible Assets. We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification. Effective fiscal 2012, we opted to perform a qualitative assessment to test a reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the impairment. Our reporting units are consistent with our operating segments identified in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2013, our goodwill balance was $12.6 million and our intangible assets with definite lives balance was $687,000, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with the Costs of Software to be Sold, Leased, or Marketed Topic of the FASB Accounting Standards Codification. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, we capitalize all software development costs and report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. There was no impairment charge related to capitalized computer software during the years ended April 30, 2013, 2012 and 2011. At April 30, 2013, our capitalized software balance was $8.7 million, net of accumulated amortization. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

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

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2013, 2012, and 2011 and the percentage increases and decreases in those items for the years ended April 30, 2013 and 2012:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues:
License	21%	27%	23%	(24)%	45%
Services and other	45	41	43	7	15
Maintenance	34	32	34	5	10

Total revenues	100	100	100	(2)	20

Cost of revenues:
License	6	7	7	(16)	23
Services and other	31	30	32	2	14
Maintenance	8	7	8	1	6

Total cost of revenues	45	44	47	(1)	14

Gross margin	55	56	53	(3)	25

Research and development	9	8	9	8	11
Sales and marketing	20	18	18	5	20
General and administrative	12	13	15	(9)	6
Severance expenses	—	—	—	nm	nm

Total operating expenses	41	40	42	1	12

Operating income	14	16	11	(15)	76
Other income/(loss):
Interest income	1	1	2	(11)	(9)
Other, net	—	—	1	nm	nm

Earnings before income taxes	15	17	14	(10)	55
Income tax expense	(5)	(6)	(4)	(14)	57

Net earnings.	10%	11%	10%	(8)%	54%

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

In April 2013, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2013 world economic growth forecast. The update noted that, “Overall, the annual growth forecast for advanced economies in 2013—a modest 1 1/4 percent—is no better than the outcome for2012. That said, assuming that policymakers avoid setbacks and deliver on their commitments, the projections in this World Economic Outlook (WEO) build on continued easing of the brakes on real activity. Consequently, in 2013, after a weak first half, real GDP growth in the advanced economies is projected to rise above 2 percent for the rest of the year and to average 2 1/4 percent in 2014, spurred by U.S. growth of about 3 percent.”

For fiscal 2014, we expect the world economy to remain relatively weak with some moderate improvement towards the end of the fiscal year, which could result in a continuation of the difficult selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment. However, we believe that information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

Our SCM segment experienced decreased revenues during fiscal 2013 when compared to fiscal 2012, due primarily to a 23% decrease in license fees. This was partially offset by a 25% increase in services and other revenues and a 6% increase in maintenance revenues from Logility customers. The ERP segment revenues decreased 6% in fiscal 2013 when compared to fiscal 2012, primarily due to a 32% decrease in license fees and a 2% decrease in maintenance revenues partially offset by a 6% increase in services and other revenues.

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

Our IT Consulting segment experienced a decrease in revenues of approximately 1% in fiscal 2013 when compared to fiscal 2012, due primarily to a decrease in IT staffing work at our primary customer. Our IT Consulting segment experienced an increase in revenues of approximately 12% in fiscal 2012 when compared to fiscal 2011, due primarily to an increase in IT staffing work at our primary customer, as a result of an improving economic environment for retailers. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. In the past this trend has resulted in increased business for this segment. However, there is a countervailing trend to outsourcing IT to international markets that historically have been more price competitive than domestic sources like ourselves. Our primary customer comprised 44% of our IT Consulting revenues in fiscal 2013 and 59% in fiscal 2012. The loss of this customer would negatively and materially affect our IT consulting business.

We do not segment our business on a geographic basis due to the fact that international revenues have historically constituted only 12%-16% of total revenues.

REVENUE

	Years Ended April 30,
	2013	2012	2011	% Change		% of Total Revenue
				2013 to 2012	2012 to 2011	2013	2012	2011
	(in thousands)
License	$21,184	$27,826	$19,240	(24)%	45%	21%	27%	23%
Services and other	45,323	42,380	36,960	7%	15%	45%	41%	43%
Maintenance	33,960	32,430	29,389	5%	10%	34%	32%	34%

Total revenues	$100,467	$102,636	$85,589	(2)%	20%	100%	100%	100%

For the fiscal year ended April 30, 2013, the 2% decrease in total revenues was attributable primarily to a 24% decrease in license fee revenues. This was partially offset by a 7% increase in services and other revenues and a 5% increase in maintenance revenues.

For the fiscal year ended April 30, 2012, the increase in total revenues was broadly attributable to increases in license fee, services and maintenance revenues, primarily due to an improvement in the overall capital spending environment and to a lesser extent increased license fee sales from our recent Optiant acquisition.

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

International revenues represented approximately 14% of total revenues for the year ended April 30, 2013, 16% of total revenues for the year ended April 30, 2012, and 14% for the year ended April 30, 2011. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

License revenue

	Years Ended April 30,
	2013	2012	% Change		2012 to 2011
			2011	2013 to 2012
	(in thousands)
Enterprise Resource Planning	$2,272	$3,350	$2,595	(32)%	29%
Supply Chain Management	18,912	24,476	16,645	(23)%	47%

Total license revenues	$21,184	$27,826	$19,240	(24)%	45%

For the year ended April 30, 2013, license fee revenues decreased by 24% when compared to the previous year due to a difficult selling environment as our SCM and ERP units have experienced a decline in license fee close rates in the current fiscal year due to cancellations and/or delays in business investment as a result of an uncertainty in the direction of the global economy. Logility, including its DMI subsidiary, constituted 89%, 88% and 87% of our total license fee revenues for the years ended April 30, 2013, 2012 and 2011, respectively. License fees from our ERP segment, which includes NGC, also decreased in fiscal 2013, primarily due to a decrease in license fee sales to the apparel and retail industries also as a result of uncertainty in the direction of the global economy.

For the year ended April 30, 2012, license fee revenues increased by 45%, due to an improvement in the capital spending environment particularly in our SCM business unit and to a lesser extent an increase in sales related to our recent Optiant acquisition. License fees from our ERP segment, which includes NGC, increased in fiscal 2012 due primarily to our NGC unit, which experienced an improvement in sales to the apparel industry.

The direct sales channel provided approximately 70% of license fee revenues for the year ended April 30, 2013, compared to approximately 70% in fiscal 2012 and 63% in fiscal 2011. The decrease in indirect license fees from fiscal 2011 to fiscal 2012 was largely the result of lower license fee sales through our indirect channel, which primarily sells software products through its DMI subsidiary to small and midsize companies. As a result of the current economic conditions, we believe the ability of small and midsize companies to access the credit markets to finance capital purchases is difficult when compared to the same period last year and also the uncertainly of the direction of the global economy is delaying capital purchasing decisions at all company sizes but particularly the small and midsize companies.

For the year ended April 30, 2013, our margins after commissions on direct sales were approximately 83%, and our margins after commissions on indirect sales were approximately 49%. For the year ended April 30, 2012, our margins after commissions on direct sales were approximately 81%, and our margins after commissions on indirect sales were approximately 48%. For the year ended April 30, 2011, our margins after commissions on direct sales were approximately 83%, and our margins after commissions on indirect sales were approximately 50%. The margins after commissions were relatively consistent in a range between 81% and 84% for direct and 48% and 50% for indirect sales. DMI is the source of the bulk of our indirect sales. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

Services and other revenue

	Years Ended April 30,
	2013	2012	2011	% Change
				2013 to 2012	2012 to 2011
	(in thousands)
Enterprise Resource Planning	$6,162	$5,827	$6,733	6%	(13)%
Supply Chain Management	13,929	11,178	7,607	25%	47%
IT Consulting	25,232	25,375	22,620	(1)%	12%

Total services and other revenues	$45,323	$42,380	$36,960	7%	15%

The 7% increase in services and other revenues for the year ended April 30, 2013 when compared to fiscal 2012 was due primarily to an increase in revenue from our SCM business unit, as higher SCM license fees sales in prior periods resulted in more project implementation services, and to a lesser extent was attributable to our ERP business unit as higher license fees sales in prior periods resulted in more project implementation services. This was partially offset by a 1% decrease in services and other revenues in IT Consulting business unit due to its customers’—particularly its primary customer—decreased utilization of outside contractors.

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

Maintenance revenue

	Years Ended April 30,
	2013	2012	2011	% Change
				2013 to 2012	2012 to 2011
	(in thousands)
Enterprise Resource Planning	$4,391	$4,474	$4,220	(2)%	6%
Supply Chain Management	29,569	27,956	25,169	6%	11%

Total maintenance revenues	$33,960	$32,430	$29,389	5%	10%

The 5% increase in total maintenance revenues for the year ended April 30, 2013 was primarily due to a 6% increase in maintenance revenues from our SCM business unit as a result of increased license fees and improved maintenance renewal rates. This was partially offset by a 2% decrease from our ERP business unit from lower maintenance renewal rates.

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

Logility’s maintenance revenues constituted 87% of total maintenance revenues for the year ended April 30, 2013 compared to 86% for the years ended April 30, 2012 and 2011. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Years Ended April 30,
	2013		2012		2011
	(in thousands)
Gross margin on license fees	$15,158	72%	$20,684	74%	$13,412	70%
Gross margin on services and other	13,453	30%	11,279	27%	9,755	26%
Gross margin on maintenance	26,296	77%	24,833	77%	22,237	76%

Total gross margins	$54,907	55%	$56,796	55%	$45,404	53%

The total gross margin percentage for the year ended April 30, 2013 was primarily the same percentage as the same period last year.

The increase in total gross margin percentage for the year ended April 30, 2012 was primarily due to the increase in gross margin percentage on license fees and to a lesser extent the services and other and maintenance gross margins improved when compared to the same period last year as result of increased services and maintenance revenue during the current year.

Gross Margin on License Fees

The decrease in license fee gross margin percentage for the fiscal year ended April 30, 2013 when compared to fiscal 2012 were due primarily to the decrease in license fee sales. The increase in license fee gross margin percentage for the fiscal year ended April 30, 2012 when compared to fiscal 2011 was due primarily to the increase in license fee sales and a reduction in the proportion of license fee sales through our indirect channel at DMI, for which agent commissions are expensed to cost of license fees. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

Gross Margin on Services and Other

For the year ended April 30, 2013, our gross margin percentage on services and other revenues increased from 27% in fiscal 2012 to 30% in fiscal 2013, primarily due to higher gross margins at our IT Consulting segment, The Proven Method, Inc. (“TPM”), as its services gross margin increased to 20% in fiscal 2013 compared to 18% in fiscal 2012, as a result of improved contracted utilization and hourly billing rates. Also, to a lesser extent, the increase was due to higher gross margins at our ERP segment, as services gross margin increased from 33% in fiscal 2012 compared to 36% in fiscal 2013 as a result of higher services revenue. In our SCM segment, Logility’s gross margin increased slightly to 44% in fiscal 2013 compared to 43% in fiscal 2012 due to higher services revenue.

For the year ended April 30, 2012, our gross margin percentage on services and other revenues increased 1%, primarily due to higher gross margins at TPM, as its services gross margin increased to 18% in fiscal 2012 compared to 16% in fiscal 2011, as a result of improved contracted utilization and hourly billing rates. Our ERP segment’s services gross margin decreased to 33% in fiscal 2012 compared to 40% in fiscal 2011 as a result of lower services revenue from the loss of a large ERP customer noted above in the services revenue area. In our SCM segment, Logility’s gross margin decreased slightly to 43% in fiscal 2012 compared to 44% in fiscal 2011 due to additional headcount.

As discussed above, our IT Consulting business unit typically has lower margins when compared to the other business units that have higher margin implementation service revenue, so a decrease in the percentage of services revenues from our IT Consulting segment tends to cause our overall services gross margin percentage to increase. The IT Consulting segment was 56%, 60% and 61% of the Company’s services revenues in fiscal 2013, 2012 and 2011, respectively. Our SCM segment was 31%, 26% and 21% of the Company’s services revenues in fiscal 2013, 2012 and 2011, respectively. Our ERP segment was 13%, 14% and 18% of the Company’s services revenues in fiscal 2013, 2012 and 2011, respectively.

Gross Margin on Maintenance

Maintenance gross margin percentage remained relatively consistent for the years ended April 30, 2013, 2012 and 2011. The slight improvement in maintenance gross margin percentage in fiscal 2013 compared to fiscal 2012 was due to an increase in maintenance revenue and cost containment efforts.

EXPENSES

	Years Ended April 30,
	2013	2012	2011	% of Revenues
				2013	2012	2011
	(in thousands)
Research and development	$8,882	$8,226	$7,388	9%	8%	9%
Sales and marketing	19,829	18,797	15,720	20%	18%	18%
General and administrative	11,911	13,070	12,200	12%	13%	14%
Amortization of acquisition-related intangible assets	501	535	684	0%	1%	1%
Severance expenses	—	—	219	0%	0%	0%
Other income/(loss), net	1,741	1,103	1,941	2%	1%	3%
Income tax expense	(5,114)	(5,928)	(3,770)	(5)%	(6)%	(4)%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended
	April 30, 2013	Percent Change	April 30, 2012	Percent Change	April 30, 2011
	(in thousands)
Total capitalized computer software development costs	$3,418	25%	$2,731	6%	$2,565
Percentage of gross product research and development costs	28%		25%		26%
Total research and development expense	8,882	8%	8,226	11%	7,388

Percentage of total revenues	9%		8%		9%
Total research and development expense and capitalized computer software development costs	$12,300	12%	$10,957	10%	$9,953

Percentage of total revenues	12%		11%		12%
Total amortization of capitalized computer software development costs*	$2,501	0%	$2,502	32%	$1,892

*	Included in cost of license fees

For the year ended April 30, 2013, gross product research and development costs and capitalized software development costs increased compared to fiscal 2012 primarily due to an increase in research and development spending by Logility for the enhancement of several software products. Capitalized software development costs increased in fiscal 2013 compared to fiscal 2012 due to timing of project work. Amortization of capitalized software development in fiscal 2013 and fiscal 2012 were essentially the same for both periods.

For the year ended April 30, 2012, gross product research and development costs and capitalized software development costs increased compared to fiscal 2011 primarily due to an increase in research and development spending by our Logility and ERP subsidiaries and enhancement of several software products. Capitalized software development costs increased in fiscal 2012 compared to fiscal 2011 due to timing of project work. Amortization of capitalized software development increased in fiscal 2012 when compared to fiscal 2011, due to the completion of our Voyager 8.0 software project at our SCM business unit released on July 27, 2010.

Sales and Marketing

In the year ended April 30, 2013, the increase in sales and marketing expenses compared to fiscal 2012 was due primarily to expenditures related to increased headcount and higher marketing related costs.

In the year ended April 30, 2012, the increase in sales and marketing expenses compared to fiscal 2011 was due primarily to higher commissions from higher license fee sales and expenditures related to increased headcount.

General and Administrative

For the year ended April 30, 2013, the decrease in general and administrative expenses compared to fiscal 2012 was primarily due to lower variable compensation expense. The total number of employees was approximately 377 on April 30, 2013, 332 on April 30, 2012 and 297 on April 30, 2011.

For the year ended April 30, 2012, the increase in general and administrative expenses compared to fiscal 2011 was primarily due to expenses related to higher variable compensation expense. The total number of employees was approximately 332 on April 30, 2012, 297 on April 30, 2011 and 291 on April 30, 2010.

Amortization of Acquisition-related Intangible Assets

For the year ended April 30, 2013, we recorded $501,000 in intangible amortization expense related to the Optiant acquisition that occurred on March 19, 2010. This amount is included in operating expenses. Additionally, we recorded approximately $75,000 related to the Logility treasury stock buy-back (see Note 1(l) to the Consolidated Financial Statements). This amount is included in general and administrative expenses.

For the year ended April 30, 2012, we recorded $535,000 in intangible amortization expense related to the Optiant acquisition that occurred on March 19, 2010. This amount is included in operating expenses. Additionally, we recorded approximately $82,000 related to the Logility treasury stock buy-back (see Note 1(l) to the Consolidated Financial Statements). This amount is included in general and administrative expenses.

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

Operating Income/(Loss)

	Years Ended April 30,
				% Change
	2013	2012	2011	2013 to 2012	2012 to 2011
	(in thousands)
Enterprise Resource Planning	$(4,741)	$(4,947)	$(4,166)	4%	(19)%
Supply Chain Management	16,881	19,335	12,348	(13)%	57%
IT Consulting	1,644	1,780	1,011	(8)%	76%

Total Operating Income	$13,784	$16,168	$9,193	(15)%	76%

The lower ERP segment operating loss in fiscal 2013 when compared to fiscal 2012 was due primarily to cost containment efforts. Also, during the current fiscal year, the Company continued to invest approximately 18% of total ERP revenues, or approximately $2.3 million, in research and development for new software products to compete more effectively in the sewn products, apparel and retail industries.

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

Our SCM segment decreased operating income by 13% in fiscal 2013 compared to fiscal 2012 primarily due to a 2% decrease in revenues and increased investment in sales and R&D efforts. Our SCM segment increased operating income by 57% in fiscal 2012 compared to fiscal 2011 primarily due to a 29% increase in revenues.

Our IT consulting segment operating income decreased 8% in fiscal 2013 compared to fiscal 2012 primarily due to a 1% decrease in revenues. Our IT consulting segment operating income increased 76% in fiscal 2012 compared to fiscal 2011 primarily due to a 12% increase in revenues.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. Other income was approximately $1.7 million in the year ended April 30, 2013 compared to $1.1 million in fiscal 2012. The increase was primarily due to increase in unrealized and realized gains on investments and to a lesser extent higher rental income from leases on our Atlanta property in fiscal 2013 and lower exchange rates losses. We incurred an exchange rate loss of approximately $258,000 in the year ended April 30, 2013 compared to a loss of approximately $289,000 in fiscal 2012. This was partially offset by lower interest income.

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

Income Taxes

During fiscal 2013, the Company recorded income tax expense of $5.1 million compared to $5.9 million in fiscal 2012 and $3.8 million in fiscal 2011. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. Our tax effective rate was 32.9%, 34.3%, and 33.9% in fiscal years 2013, 2012 and 2011, respectively. The effective tax rate for the current fiscal year is lower than last year primarily due to the approval of the research and development tax credit during the third quarter of the current year which resulted in a “catch-up” credit adjustment for the period January 1, 2012 to January 31, 2013 which included four months (January 2012 to April 2012) of the fiscal 2012 tax credit in fiscal 2013. We expect our tax effective rate to be in the range of 33% to 36% in fiscal 2014.

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

The following tables show information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2013 and 2012. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended April 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$19,128	$16,281
Net cash (used in) provided by investing activities	(2,966)	2,734
Net cash used in financing activities	(14,109)	(3,832)

Net change in cash and cash equivalents	$2,053	$15,183

The increase in cash provided by operating activities in fiscal 2013 compared to fiscal 2012 was due primarily to: (1) a decrease in accounts receivable in fiscal 2013 compared to an increase in fiscal 2012 due to timing of sales and billing, (2) a decrease in the purchases of trading securities due to timing, (3) an increase in the net proceeds from sales and maturities of trading securities because all debt securities acquired during fiscal 2013 were classified as “trading” and are included in operating activities, (4) a decrease in excess tax benefits from stock-based compensation due to a decrease in stock option exercises in fiscal 2013 compared to fiscal 2012, (5) an increase in deferred income taxes, (6) a decrease in prepaid expenses and other assets in fiscal 2013 compared to an increase in fiscal 2012 due to timing of purchases, (7) an increase in stock-based compensation expense due to the increase value of option grants, and (8) an increase in retirement of property and equipment.

These factors were partially offset by (1) a decrease in accounts payable and other liabilities when compared to fiscal 2012 due primarily to timing and amount of sales commissions, bonuses and tax liabilities, (2) a decrease in net earnings, (3) a decrease in tax benefits of options exercised due to less stock option exercises in the current year, (4) an increase in the gain on unrealized investments compared to a loss in the prior year due to investment markets, (5) a lower increase in deferred revenues when compared to fiscal 2012 due to lower license fee sales in the current year, (6) lower depreciation and amortization expense due to timing and (7) lower bond amortization.

The increase in cash used in investing activities in fiscal 2013 compared to cash provided by investing activities in fiscal 2012 was due primarily to: (1) a decrease in proceeds from maturities of investments because all debt securities acquired during fiscal 2013 and 2012 were classified as “trading” and are included in operating activities, (2) an increase in capitalized software development costs due to increased R&D efforts, and (3) an increase in purchases of equipment.

The increase in cash used in financing activities in fiscal 2013 when compared to fiscal 2012 was due primarily to: (1) an increase in cash dividends paid on common stock, (2) a decrease in proceeds from exercise of stock options, (3) an increase in repurchases of common stock in fiscal 2013 compared to no repurchases in fiscal 2012, and (4) a decrease in excess tax benefits from stock-based compensation due to a decrease in stock option exercises in fiscal 2013 compared to fiscal 2012.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30,
	2013	2012
	(in thousands)
Cash and cash equivalents	$41,164	$39,111
Investments	25,260	27,759

Total cash and investments	$66,424	$66,870

Net (decrease) increase in total cash and investments	$(446)	$11,459

The following table provides information regarding our known contractual obligations as of April 30, 2013 (in thousands): (See Notes to Consolidated Financial Statements—Note 7)

	Payments due by Period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$1,262	$687	$575	$—	$—

As a result of the positive cash flow from operations our business has generated in recent periods, and because as of April 30, 2013 we had $66.4 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We currently do not have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days Sales Outstanding (DSO) in accounts receivable were 62 days as of April 30, 2013, compared to 64 days as of April 30, 2012. This decrease was due the timing of collections and higher license fees in the fourth quarter of fiscal 2012 when compared to the fourth quarter of fiscal 2013. Our current ratio on April 30, 2013 was 2.8 to 1, compared to 2.6 to 1 on April 30, 2012. DSO can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales (which typically have installment payment terms), seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of June 30, 2013 we have repurchased approximately 3.1 million shares of common stock at a cost of approximately $12.3 million.

See Item 5 of this report, under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency. For the fiscal years ended April 30, 2013 and 2012, we generated 14% and 16% of our revenues outside of the United States, respectively. We typically denominate our international sales in U.S. Dollars, Euros or British Pounds Sterling. We denominate our expenses associated with our international operations in local currencies. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of approximately $258,000 and $289,000 in fiscal years 2013 and 2012, respectively. We estimate that a 10% movement in foreign currency rates would have the effect of creating an exchange gain or loss of approximately $209,000.

Interest Rates and Other Market Risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of our cash equivalents and investments as of April 30, 2013 was approximately $63.0 million.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of April 30, 2013. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of April 30, 2013.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of April 30, 2013, and this attestation report follows immediately below.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited American Software, Inc.’s internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8(a)). Our responsibility is to express an opinion on American Software, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, American Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2013, and our report dated July 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Atlanta, Georgia

July 12, 2013

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries (the “Company”) as of April 30, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Software, Inc.’s internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 12, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Atlanta, Georgia

July 12, 2013

American Software, Inc. and Subsidiaries

Consolidated Balance Sheets

April 30, 2013 and 2012

(in thousands, except share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$41,164	$39,111
Investments	18,602	20,251
Trade accounts receivable, less allowance for doubtful accounts of $337 at April 30, 2013 and $171 at April 30, 2012:
Billed	13,179	15,205
Unbilled	3,741	4,607
Deferred income taxes	—	34
Prepaid expenses and other current assets	3,162	3,184

Total current assets	79,848	82,392
Investments—noncurrent	6,658	7,508
Property and equipment, net	4,482	4,912
Capitalized software, net	8,708	7,791
Goodwill	12,601	12,601
Other intangibles, net	687	1,263
Other assets	86	86

Total assets	$113,070	$116,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,207	$1,042
Accrued compensation and related costs	2,961	5,169
Dividends payable	—	2,433
Other current liabilities	2,969	4,198
Deferred income taxes	332	—
Deferred revenue	21,291	19,441

Total current liabilities	28,760	32,283
Deferred income taxes	1,066	1,240

Total liabilities	29,826	33,523
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 29,184,846 shares at April 30, 2013 and 28,798,490 shares at April 30, 2012	2,918	2,880
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at April 30, 2013 and April 30, 2012; convertible into Class A shares on a one-for-one basis	259	259
Additional paid-in capital	98,947	95,386
Retained earnings	5,398	8,024
Class A treasury stock, 4,444,815 shares at April 30, 2013 and 4,348,663 shares at April 30, 2012, at cost	(24,278)	(23,519)

Total shareholders’ equity	83,244	83,030

Commitments and contingencies
Total liabilities and shareholders’ equity	$113,070	$116,553

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended April 30, 2013, 2012, and 2011

(In thousands, except per share data)

	2013	2012	2011
Revenues:
License	$21,184	$27,826	$19,240
Services and other	45,323	42,380	36,960
Maintenance	33,960	32,430	29,389

Total revenues	100,467	102,636	85,589

Cost of revenues:
License	6,026	7,142	5,828
Services and other	31,870	31,101	27,205
Maintenance	7,664	7,597	7,152

Total cost of revenues	45,560	45,840	40,185

Gross margin	54,907	56,796	45,404

Research and development	8,882	8,226	7,388
Sales and marketing	19,829	18,797	15,720
General and administrative	11,911	13,070	12,200
Amortization of acquisition-related intangibles	501	535	684
Severance expenses	—	—	219

Total operating expenses	41,123	40,628	36,211

Operating income	13,784	16,168	9,193
Other income:
Interest income	1,140	1,288	1,421
Other, net, primarily investment income/(loss)	601	(185)	520

Earnings before income taxes	15,525	17,271	11,134
Income tax expense	(5,114)	(5,928)	(3,770)

Net earnings.	$10,411	$11,343	$7,364

Earnings per common share:(a)
Basic	$0.38	$0.43	$0.29

Diluted	$0.38	$0.42	$0.28

Shares used in the calculation of earnings per common share:
Basic	27,173	26,455	25,751
Diluted	27,629	27,098	26,183

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.38, $0.43 and $0.29 for the years ended April 30, 2013, 2012 and 2011, respectively. See Note 1 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years ended April 30, 2013, 2012, and 2011

(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained earnings	Treasury stock	Total shareholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2010	26,867,314	2,687	2,777,086	278	84,256	8,209	(23,150)	72,280
Proceeds from stock options exercised	754,301	75	—	—	2,654	—	—	2,729
Stock-based compensation	—	—	—	—	985	—	—	985
Conversion of Class B shares into Class A shares	30,000	3	(30,000)	(3)	—	—	—	—
Net earnings	—	—	—	—	—	7,364	—	7,364
Dividends declared	—	—	—	—	—	(9,316)	—	(9,316)
Repurchase of common shares	—	—	—	—	—	—	(369)	(369)
Tax benefit of stock option exercises	—	—	—	—	383	—	—	383

Balance at April 30, 2011	27,651,615	2,765	2,747,086	275	88,278	6,257	(23,519)	74,056
Proceeds from stock options exercised	986,875	99	—	—	4,940	—	—	5,039
Stock-based compensation	—	—	—	—	1,287	—	—	1,287
Conversion of Class B shares into Class A shares	160,000	16	(160,000)	(16)	—	—	—	—
Net earnings	—	—	—	—	—	11,343	—	11,343
Dividends declared	—	—	—	—	—	(9,576)	—	(9,576)
Tax benefit of stock option exercises	—	—	—	—	881	—	—	881

Balance at April 30, 2012	28,798,490	$2,880	2,587,086	$259	$95,386	$8,024	$(23,519)	$83,030
Proceeds from stock options exercised	386,356	38	—	—	1,952	—	—	1,990
Stock-based compensation	—	—	—	—	1,476	—	—	1,476
Net earnings	—	—	—	—	—	10,411	—	10,411
Dividends declared	—	—	—	—	—	(13,037)	—	(13,037)
Repurchase of common shares	—	—	—	—	—	—	(759)	(759)
Tax benefit of stock option exercises	—	—	—	—	133	—	—	133

Balance at April 30, 2013	29,184,846	$2,918	2,587,086	$259	$98,947	$5,398	$(24,278)	$83,244

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended April 30, 2013, 2012, and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net earnings attributable to American Software, Inc.	$10,411	$11,343	$7,364
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,153	4,302	3,922
Stock-based compensation expense	1,476	1,287	985
Bond amortization	15	112	285
Tax benefit of options exercised	133	881	383
Excess tax benefits from stock-based compensation	(131)	(616)	(190)
Net loss (gain) on investments	(328)	367	(96)
Retirement of property and equipment	90	—	—
Deferred income taxes	192	(92)	(245)
Changes in operating assets and liabilities:
Purchases of trading securities	(14,710)	(18,196)	(15,117)
Proceeds from sales and maturities of trading securities	16,334	15,606	6,908
Accounts receivable, net	2,892	(1,252)	(7,420)
Prepaid expenses and other assets	22	(254)	462
Accounts payable and other liabilities	(3,271)	659	3,665
Deferred revenue	1,850	2,134	2,160

Net cash provided by operating activities	19,128	16,281	3,066

Cash flows from investing activities:
Capitalized computer software development costs	(3,418)	(2,731)	(2,565)
Purchases of property and equipment, net of disposals	(736)	(372)	(302)
Proceeds from maturities of investments	1,188	5,837	8,704

Net cash (used in) provided by investing activities	(2,966)	2,734	5,837

Cash flows from financing activities:
Repurchase of common stock	(759)	—	(369)
Excess tax benefits from stock-based compensation	131	616	190
Proceeds from exercise of stock options	1,990	5,039	2,729
Dividends paid	(15,471)	(9,487)	(9,255)

Net cash used in financing activities	(14,109)	(3,832)	(6,705)

Net change in cash and cash equivalents	2,053	15,183	2,198
Cash and cash equivalents at beginning of year	39,111	23,928	21,730

Cash and cash equivalents at end of year	$41,164	$39,111	$23,928

Supplemental disclosures of cash paid during the year for:
Income taxes	$5,206	$6,057	$2,001
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$—	$2,433	$2,345
Leasehold improvements allowance paid by lessor	$—	$—	$163

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2013, 2012, and 2011

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

•

The SCM segment consists of our subsidiary, Logility, Inc. (see Note 8), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners and Demand Management, Inc. (“DMI”), a wholly-owned subsidiary of Logility.

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

April 30, 2013, 2012, and 2011

as the risk of loss for collection, delivery, or returns, and (4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, in most cases we record our sales through the DMI channel on a gross basis.

Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. The underlying arrangements typically (i) include a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 36 to 60 months and (iii) do not provide the customer with an option to take delivery of the software at any time during or after the subscription term. In addition, subscription and other recurring revenues include subscription-based software license revenues where the customer has taken physical possession of the software for a defined period of time. Subscription revenues are recognized ratably over the subscription term beginning on the commencement dates of each contract. As of April 30, 2013, revenue recorded under this accounting treatment has been minimal.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are primarily billed under time and materials arrangements and are recognized as services are performed. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification, the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenues and totaled approximately $2,239,000, $1,903,000, and $1,338,000 for 2013, 2012 and 2011, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At April 30, 2013 and 2012, unbilled license fees were approximately $1.1 million and $1.0 million, respectively, and unbilled services revenues were approximately $2.7 million and $3.6 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

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

(e) Cash Equivalents

Cash equivalents of $37.7 million and $36.8 million at April 30, 2013 and 2012, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

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

(g) Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, the allowance for the cost of returns and product warranty claims at April 30, 2013 or 2012 is not significant.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amount of expense to operations were approximately $216,000, $238,000, and $173,000 for 2013, 2012, and 2011, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

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

April 30, 2013, 2012, and 2011

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

(i) Furniture, Equipment, and Purchased Computer Software

Furniture, equipment and purchased computer software are recorded at cost, less accumulated depreciation and amortization. Depreciation of buildings, computer equipment, purchased computer software, office furniture and equipment is calculated using the straight-line method based upon the estimated useful lives of the assets (three years for computer equipment and software, seven years for office furniture and equipment and thirty years for buildings). Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter. Depreciation and amortization expense on buildings, furniture, equipment and purchased computer software was $1,076,000, $1,183,000, and $1,232,000 in 2013, 2012 and 2011, respectively.

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

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2013	2012	2011
	(in thousands)
Total capitalized computer software development costs	$3,418	$2,731	$2,565
Total research and development expense	8,882	8,226	7,388

Total research and development expense and capitalized computer software development costs	$12,300	$10,957	$9,953

Total amortization of capitalized computer software development costs	$2,501	$2,502	$1,892

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

Capitalized computer software development costs consist of the following at April 30, 2013 and 2012 (in thousands):

	2013	2012
Capitalized computer software development costs	$16,372	$12,954
Accumulated amortization	(7,664)	(5,163)

	$8,708	$7,791

Of the Company’s capitalized software projects that are currently completed and being amortized, the company expects amortization expense for the next five years to be as follows (in thousands):

2014	$625
2015	—
2016	—
2017	—
2018	—

$625

(k) Acquisition-Related Intangible Assets (exclusive of Logility’s treasury stock repurchases)

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definitive lives. The intangible assets are being amortized over a period ranging from two to six years. Total amortization expense related to acquisition-related intangible assets was approximately $501,000, $535,000 and $684,000 for 2013, 2012 and 2011, respectively, and is included in operating expense in the accompanying consolidated statements of operations.

Acquisition-Related Intangible Assets consist of the following (in thousands):

	2013	2012
Current Technology	$1,370	$1,370
Customer Relationships	790	790
Trademarks	76	76

	2,236	2,236
Less accumulated amortization	(1,619)	(1,118)

	$617	$1,118

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2013 (in thousands):

2014	$472
2015	145
2016	—
2017	—
2018	—

$617

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

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

The Company adopted the new guidance during the fourth quarter of fiscal 2012 and after considering such qualitative factors as macroeconomic conditions, industry and market conditions, overall financial performance and other Company-specific factors such as potential changes in strategy, the Company determined that it was not more likely than not that any impairment to goodwill occurred during the year ended April 30, 2013. Consequently, the Company was not required to perform the remaining two-step quantitative goodwill impairment test.

For the year ended April 30, 2011, the Company applied the required quantitative two-step goodwill impairment test. When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. The Company identifies the reporting unit on a basis that is similar to its method for identifying operating segments as defined by the Segment Reporting Topic of the FASB Accounting Standards Codification. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. This evaluation is applied annually on each impairment testing date (April 30) unless there is a triggering event present during an interim period. The Company used the Income and Market approaches to test for goodwill impairment as of the Valuation Date. The methodology utilized to implement the Income approach was the discounted cash flow methodology. The methodologies utilized to implement the Market approach were the comparable company methodology and the comparable transaction methodology.

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

April 30, 2013, 2012, and 2011

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

In the event of impairment, the loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill for impairment as of April 30, 2011 and did not identify any goodwill impairment as a result of the review.

Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification.

Goodwill consisted of the following by segment (in thousands):

	Enterprise Resource Planning*	Supply Chain Management**	IT Consulting	Total
Balance at April 30, 2011, 2012 and 2013	$1,812	$10,789	$—	$12,601

*	Goodwill related to New Generation Computing, Inc.
**	Goodwill related to Logility, Inc., Demand Management, Inc. and Optiant, Inc.

Intangible Assets (including Acquisition-Related Intangible Assets) consisted of the following by segment (in thousands):

	Enterprise Resource Planning	Supply Chain Management	IT Consulting	Total
Balance at April 30, 2011	$—	$1,880	$—	$1,880
Amortization expense	—	(617)	—	(617)

Balance at April 30, 2012	$—	$1,263	$—	$1,263
Amortization expense	—	(576)	—	(576)

Balance at April 30, 2013	$—	$687	$—	$687

Goodwill and intangible assets include the effects of applying purchase accounting resulting from Logility’s stock repurchases. Total amortization expense related to Logility Stock Buy-back Step Acquisition and purchased software was approximately $75,000, $82,000 and $112,000 for 2013, 2012 and 2011, respectively. For purposes of the disclosure above, amounts related to the buyback of Logility stock are presented as a component of the SCM segment.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

Intangible assets related to Logility Stock Buy-back Step Acquisition and purchased software consist of the following (in thousands):

	2013	2012
Distribution Channel	$75	$75
Customer Relationships	477	477
Trademarks	155	155

	707	707
Less accumulated amortization	(637)	(562)

	$70	$145

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2013 (in thousands):

2014	$64
2015	6
2016	—
2017	—
2018	—

$70

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

(o) Stock Compensation Plans

The Company has four stock-based employee compensation plans under which options to purchase common stock of the Company were outstanding as of April 30, 2013. Those plans are described more fully in Note 6. In addition to two American Software plans, effective July 9, 2009, the Company adopted the Logility, Inc. 1997 Stock Plan and Logility, Inc. 2007 Stock Plan as equity plans of the Company in conjunction with the Company’s acquisition of the shares of Logility common stock it did not previously own.

The Company recorded stock option compensation cost of approximately $1,476,000, $1,287,000 and $985,000 and related income tax benefits of approximately $436,000, $339,000 and $238,000 for the fiscal years ended April 30, 2013, 2012 and 2011, respectively. Stock-based compensation expense on current year grants is recorded on a straight-line basis over the vesting period for the entire award directly to additional paid-in capital.

Cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. During the years ended April 30, 2013, 2012 and 2011, the Company realized tax benefits from stock options generated in previous and current periods resulting in approximately $131,000, $616,000 and $190,000 of excess tax benefits which are included as a component of cash flows from financing activities in the accompanying 2013, 2012 and 2011 consolidated statements of cash flows, respectively.

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

The Company did not have any other comprehensive income items for 2013, 2012, or 2011.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts), See Note 6 for total stock options outstanding and potentially dilutive:

Basic earnings per common share:

	Year Ended April 30, 2013		Year Ended April 30, 2012		Year Ended April 30, 2011
	Class A	Class B	Class A	Class B	Class A	Class B
Distributed earnings	$0.48	$0.48	$0.36	$0.36	$0.36	$0.36
Undistributed earnings/(loss)	(0.10)	(0.10)	0.07	0.07	(0.07)	(0.07)

Total	$0.38	$0.38	$0.43	$0.43	$0.29	$0.29

Distributed earnings	$11,796	$1,242	$8,642	$931	$8,311	$989
Undistributed earnings/(loss)	(2,377)	(250)	1,595	175	(1,730)	(206)

Total	$9,419	$992	$10,237	$1,106	$6,581	$783

Basic weighted average common shares	24,586	2,587	23,840	2,615	23,004	2,747

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

Diluted EPS for Class A common shares using the If-Converted Method

Year Ended April 30, 2013

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$9,419	24,586	$0.38
Common stock equivalents	—	456

	9,419	25,042	0.38
Class B conversion	992	2,587

Diluted EPS for Class A	$10,411	27,629	$0.38

Year Ended April 30, 2012

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$10,237	23,840	$0.43
Common stock equivalents	—	643

	10,237	24,483	0.42
Class B conversion	1,106	2,615

Diluted EPS for Class A	$11,343	27,098	$0.42

Year Ended April 30, 2011

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$6,581	23,004	$0.29
Common stock equivalents	—	432

	6,581	23,436	0.28
Class B conversion	783	2,747

Diluted EPS for Class A	$7,364	26,183	$0.28

Diluted EPS for Class B common shares using the Two-Class Method

Year Ended April 30, 2013

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$992	2,587	$0.38
Reallocation of undistributed earnings from Class A shares to Class B shares	4	—

Diluted EPS for Class B	$996	2,587	$0.38

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

Year Ended April 30, 2012
	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$1,106	2,615	$0.43
Reallocation of undistributed earnings from Class A shares to Class B shares	(4)	—

Diluted EPS for Class B	$1,102	2,615	$0.43

Year Ended April 30, 2011
	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$783	2,747	$0.29
Reallocation of undistributed earnings from Class A shares to Class B shares	3	—

Diluted EPS for Class B	$786	2,747	$0.29

*	Amounts adjusted for rounding

(s) Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $2.0 million, $1.8 million and $1.7 million in fiscal 2013, 2012 and 2011, respectively.

(t) Guarantees and Indemnifications

The Company accounts for guarantees in accordance with the Guarantee Topic of the FASB Accounting Standards Codification. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with the Contingencies Topic of the FASB Accounting Standards Codification, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2013 or 2012.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2013 or 2012.

(u) Industry Segments

The Company operates and manages its business in three reportable segments. See Note 8 of the Consolidated Financial Statements.

(2) Investments

Investments consist of the following (in thousands):

	April 30,
	2013	2012
Trading:
Debt securities:
Tax-exempt state and municipal bonds	$13,031	$16,623
Corporate Bonds	1,486	863
Certificates of Deposit	240	1,212
Other government bonds	278	291

Total debt securities	15,035	18,989
Marketable equity securities	9,999	7,342

	$25,034	$26,331

	April 30, 2013
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$—	—	—	$—
Tax-exempt state and municipal bonds	226	1	—	227

	$226	$1	$—	$227

	April 30, 2012
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$95	—	—	$95
Tax-exempt state and municipal bonds	1,333	16	—	1,349

	$1,428	$16	$—	$1,444

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

The total carrying value of all investments on a consolidated basis was approximately $25,260,000 and $27,759,000 at April 30, 2013 and 2012, respectively. At April 30, 2013, there were approximately $6,658,000 in trading investments included in investments-noncurrent in the accompanying consolidated balance sheets. At April 30, 2012, there were approximately $7,278,000 in trading investments and $230,000 in held-to-maturity investments included in investments-noncurrent in the accompanying consolidated balance sheets. As of April 30, 2013, the Company does not believe any investments to be other-than-temporarily impaired.

The contractual maturities of debt securities classified as trading at April 30, 2013 and 2012 were as follows (in thousands):

	2013	2012
Due within one year	$8,648	$11,986
Due within two years	4,776	5,628
Due within three years	751	540
Due after three years	860	835

	$15,035	$18,989

The contractual maturities of debt securities classified as held-to-maturity at April 30, 2013 and 2012 were as follows (in thousands):

	2013	2012
Due within one year	$226	$1,198
Due within two years	—	230
Due within three years	—	—
Due after three years	—	—

	$226	$1,428

In 2013, 2012 and 2011, the Company’s investment portfolio of trading securities experienced net unrealized holding gains of approximately $815,000, $45,000 and $107,000, respectively, which have been included in other income/(loss), net in the accompanying consolidated statements of operations.

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

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

The following table presents our assets that we measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	April 30, 2013				April 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$37,716	—	—	$37,716	$36,831	—	—	$36,831
Marketable securities	11,215	13,548	—	$24,763	7,930	18,126	—	$26,056

Total	$48,931	$13,548	$—	$62,479	$44,761	$18,126	$—	$62,887

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $271,000 and approximately $226,000 in held-to-maturity investments which are not recorded at fair value and thus are not recorded in the table above. The held-to-maturity investments consist of tax-exempt state and municipal bonds and are recorded at amortized cost. Fair values for these securities are obtained from third party broker statements. The fair value amounts are primarily derived from quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. See Note 2 for the fair value of the Company’s investments classified as “held-to-maturity.”

The carrying amounts of cash, trade accounts receivable and unbilled accounts receivable, accounts payable, accrued compensation and related costs, and other current liabilities approximate fair value because of their short-term maturities.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

(4) Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2013 and 2012 (in thousands):

	2013	2012
Buildings and leasehold improvements	$19,993	$19,967
Computer equipment and purchased software	9,611	9,358
Office furniture and equipment	4,367	4,200

	33,971	33,525
Less accumulated depreciation and amortization	29,489	28,613

	$4,482	$4,912

(5) Income Taxes

Income tax expense consisted of the following:

	Years ended April 30,
	2013	2012	2011
	(In thousands)
Current:
Federal	$4,103	$5,335	$3,464
State	847	685	551

	4,950	6,020	4,015

Deferred:
Federal	131	(85)	(225)
State	33	(7)	(20)

	164	(92)	(245)

	$5,114	$5,928	$3,770

The Company’s actual income tax expense differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 35% for fiscal years 2013 and 2012 and 34% for fiscal year 2011, to earnings before income taxes and noncontrolling interest as follows:

	Years ended April 30,
	2013	2012	2011
	(In thousands)
Computed “expected” income tax expense	$5,434	$6,045	$3,786
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	568	405	377
Research and development credits	(584)	(259)	(447)
Change in valuation allowance for deferred tax assets	(187)	34	(43)
Tax contingencies	27	(59)	151
Other, net, including permanent items	(144)	(238)	(54)

	$5,114	$5,928	$3,770

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

Our effective income tax rates were 32.9%, 34.3% and 33.9% in 2013, 2012 and 2011, respectively. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. The provision for income taxes in 2013, 2012 and 2011 excludes approximately $160,000, $881,000 and $383,000, respectively, of tax benefits realized from the recognition of stock option deductions, which have been recorded in additional paid-in capital.

The significant components of deferred income tax (benefit) expense attributable to income from continuing operations before income taxes for the years ended April 30, 2013, 2012, and 2011 are as follows:

	Years ended April 30,
	2013	2012	2011
	(In thousands)
Deferred tax expense (benefit)	$351	$(126)	$(202)
(Decrease) increase in the valuation allowance for deferred tax assets	(187)	34	(43)

	$164	$(92)	$(245)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2013 and 2012 are presented as follows:

	2013	2012
	(In thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$1,018	$815
State net operating loss carryforwards	358	357
Intangible assets and fixed asset basis differences	1,191	1,039
Nonqualified stock options	1,287	927

Total gross deferred tax assets	3,854	3,138
Less valuation allowance	421	608

Net deferred tax assets	3,433	2,530

Deferred tax liabilities:
Capitalized computer software development costs	(3,334)	(2,909)
Net gains/losses on trading securities	(458)	(143)
Goodwill	(511)	(425)
Other	(528)	(259)

Total gross deferred tax liabilities	(4,831)	(3,736)

Net deferred tax liabilities	$(1,398)	$(1,206)

At April 30, 2013, the Company has approximately $10.9 million of various state net operating loss carryforwards which are available to offset future state taxable income, if any, through 2033.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2013.

On May 1, 2007, the Company adopted accounting provisions which require us to prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return.

As of April 30, 2013, 2012 and 2011, we have recorded approximately $1.2 million, $1.1 million, and $1.2 million, respectively, of unrecognized tax benefits, inclusive of interest and penalties, all of which would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of April 30, 2013 and 2012, we had recorded a liability for potential penalties and interest of approximately $191,000 and $161,000, respectively, related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, excluding interest and penalties (in thousands):

	2013	2012
Balance at beginning of the period	$984	$1,081
Decreases as a result of positions taken during prior periods	(25)	(104)
Increases as a result of positions taken during the current period	22	7

Balance at April 30,	$981	$984

We conduct business globally and, as a result, file income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2000. We are no longer subject to U.S. Federal income tax examination for years prior to 2010. The Company’s 2009 and 2008 U.S. Federal returns were audited by the Internal Revenue Service, and the examinations were concluded in November 2011 and 2009, respectively, with no changes to the returns as originally filed.

We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

(6) Shareholders’ Equity

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

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

Stock Option Plans

As of April 30, 2013, the Company has outstanding stock options granted pursuant to four stock option plans. The 2001 Stock Option Plan (the “2001 Option Plan”) became effective on September 1, 2000. This Plan was terminated and replaced by the 2011 Equity Compensation Plan (the “2011 Option Plan”) effective May 17, 2010. Options outstanding under the 2001 Option Plan remain in effect, but no new options may be granted under the plan. Effective July 9, 2009, we adopted the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan as equity plans of American Software, although we will not grant any additional stock options under these plans.

Under the 2011 Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant. By resolution of the Board of Directors, non-employee directors receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 6 years after the date of grant (or 5 years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 2,500,000 shares are authorized for issuance pursuant to options granted under this Plan. See Note 10-Subsequent Events. When stock options are exercised, it is the Company’s policy to issue stock from authorized shares rather than from treasury shares

Incentive and nonqualified options exercisable at April 30, 2013, 2012 and 2011 totaled 1,893,887, 1,690,101, and 2,121,592, respectively. Options available for grant at April 30, 2013, for the 2011 Option Plan are 433,143 shares.

A summary of changes in outstanding options for the year ended April 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2012	3,532,722	$6.69
Granted	663,000	8.29
Exercised	(386,356)	5.15
Forfeited/cancelled	(58,186)	7.38

Outstanding at April 30, 2013	3,751,180	$7.12	3.0	$5,002,230

Exercisable at April 30, 2013	1,893,887	$6.98	1.8	$2,939,971

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2013, 2012, and 2011 are $2.90, $3.14, and $1.85 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2013, 2012, and 2011:

	2013	2012	2011
Dividend yield	5.4%	5.6%	5.9%
Expected volatility	56.0%	55.4%	53.6%
Risk-free interest rate	2.4%	2.7%	3.0%
Expected term	4.3 years	4.3 years	4.2 years

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

Options issued after May 1, 2007 with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2013, 2012, and 2011, we issued 386,356, 986,875 and 754,301 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2013, 2012 and 2011 based on market value at the exercise dates was $1,163,699, $3,592,358 and $1,910,835, respectively. The fair value of grants vested during the years ended April 30, 2013, 2012 and 2011 was $1,447,612, $1,082,363 and $962,781, respectively. As of April 30, 2013, unrecognized compensation cost related to unvested stock option awards approximated $3.7 million and is expected to be recognized over a weighted average period of 1.8 years.

Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. In the fiscal year ended April 30, 2013, we repurchased 96,152 shares of common stock at a cost of approximately $759,000. For this repurchase plan, through April 30, 2013, we have repurchased 909,862 shares of common stock at a cost of approximately $4.9 million. Under all repurchase plans as of April 30, 2013, we have repurchased 4,444,815 shares of common stock at a cost of approximately $24.3 million.

(7) Commitments and Contingencies

(a) Leases

The Company leases office facilities and equipment under various operating leases. Rental expense for these leases approximated $854,000, $906,000, and $827,000 for the years ended April 30, 2013, 2012, and 2011, respectively.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

The Company leased several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $418,000, $349,000 and $344,000 for the years ended April 30, 2013, 2012 and 2011, respectively. In addition, the Company owns other properties leased under various operating leases. Rental income for these leases approximated $225,000, $204,000 and $178,000 for the years ended April 30, 2013, 2012, and 2011, respectively. The rental income is included as a component of Other Income, Net in the accompanying consolidated statements of operations.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2013 are as follows (existence of renewal or escalation clauses) (in thousands):

Years ended April 30:
2014	$687
2015	395
2016	180
2017	—
2018	—

$1,262

Future minimum lease rentals receivable under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2013 are as follows (already included or prorated at the Company’s occupied building) (in thousands):

Years ended April 30:
2014	$565
2015	242
2016	108
2017	76
2018	76
Thereafter	70

$1,137

(b) 401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2013, 2012, or 2011.

(c) Contingencies

The Company more often than not indemnifies its customers against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with use of the Company’s products. The

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

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

(8) Segment information

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

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

Following is information related to each segment as of and for the years ended April 30, 2013, 2012 and 2011:

	2013	2012	2011
Revenues:
Enterprise Resource Planning	$12,825	$13,651	$13,548
Supply Chain Management	62,410	63,610	49,421
IT Consulting	25,232	25,375	22,620

	$100,467	$102,636	$85,589

Operating income/(loss) before intersegment eliminations:
Enterprise Resource Planning	$(4,741)	$(4,947)	$(4,166)
Supply Chain Management	16,881	19,335	12,348
IT Consulting	1,644	1,780	1,011

	$13,784	$16,168	$9,193

Intersegment eliminations:
Enterprise Resource Planning	$(1,916)	$(1,571)	$(1,796)
Supply Chain Management	1,804	1,503	1,720
IT Consulting	112	68	76

	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(6,657)	$(6,518)	$(5,962)
Supply Chain Management	18,685	20,838	14,068
IT Consulting	1,756	1,848	1,087

	$13,784	$16,168	$9,193

Capital expenditures:
Enterprise Resource Planning	$513	$162	$69
Supply Chain Management	196	205	390
IT Consulting	27	5	6

	$736	$372	$465

Capitalized Software:
Enterprise Resource Planning	$—	$—	$—
Supply Chain Management	3,418	2,731	2,565
IT Consulting	—	—	—

	$3,418	$2,731	$2,565

Depreciation and amortization:
Enterprise Resource Planning	$916	$1,046	$1,157
Supply Chain Management	3,228	3,252	2,763
IT Consulting	9	4	2

	$4,153	$4,302	$3,922

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 30, 2013, 2012, and 2011

	April 30, 2013	April 30, 2012	April 30, 2011
Identifiable assets:
Enterprise Resource Planning	$36,985	$33,594	$30,515
Supply Chain Management	70,982	77,288	68,463
IT Consulting	5,103	5,671	5,854

	$113,070	$116,553	$104,832

International Revenue and Significant Customer

International revenues approximated $14.0 million or 14%, $16.2 million or 16%, and $12.1 million or 14%, of consolidated revenues for the years ended April 30, 2013, 2012, and 2011, respectively, and were derived primarily from customers in Canada and Europe.

One customer accounted for approximately 11%, 15% and 15% of consolidated revenue for the years ended April 30, 2013, 2012 and 2011, respectively, principally from our IT consulting segment. Accounts receivable from this customer were approximately $1.6 million at April 30, 2013 and 2012, respectively.

(9) Financial Statements and Supplementary Data (Unaudited)

The following schedule presents results for each quarter in the years ended April 30, 2013 and 2012 (in thousands, except per share amounts):

	Total revenues	Gross margins	Operating income	Net earnings	Diluted earnings per share*
Quarter ended:
July 31, 2012	$25,914	$14,010	$3,721	$2,422	$0.09
October 31, 2012	26,263	14,680	4,236	2,771	0.10
January 31, 2013	23,076	12,032	2,291	2,140	0.08
April 30, 2013	25,214	14,185	3,536	3,078	0.11

Year ended April 30, 2013	$100,467	$54,907	$13,784	$10,411	$0.38

Quarter ended:
July 31, 2011	$23,709	$13,192	$3,594	$2,288	$0.09
October 31, 2011	25,598	14,634	4,716	2,981	0.11
January 31, 2012	25,397	13,502	3,293	2,592	0.10
April 30, 2012	27,932	15,468	4,565	3,482	0.13

Year ended April 30, 2012	$102,636	$56,796	$16,168	$11,343	$0.42

*	Quarterly amounts may not sum to full year total due to rounding.

(10) Subsequent Events

On May 15, 2013, our Board of Directors adopted, subject to shareholder approval, an amendment to the 2011 Option Plan to increase the number of Class A Common shares that may be subject to options under the 2011 Option Plan from 2,500,000 shares to 3,700,000 shares (the “Plan Amendment”). The Plan Amendment is subject to shareholder approval at the Company’s upcoming 2013 annual meeting of stockholders.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2013. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of April 30, 2013.

We believe our consolidated financial statements fairly present in all material respects our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements for the years ended April 30, 2013 and 2012 and each of the years in the three-year period ended April 30, 2013 is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of fiscal 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to July 27, 2013 under the captions “Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” and “Committees of the Board of Directors.”

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

Information regarding director independence is set forth under the captions “Director Independence” and “Committees of the Board of Directors” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.	Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2013	103

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

SHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2013, 2012, 2011

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions(1)	Deductions (2)	Balance at end of year
April 30, 2013	$171	216	0	50	337
April 30, 2012	$243	238	0	310	171
April 30, 2011	$187	173	0	117	243

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

Deferred Income Tax Valuation Allowance

The deferred tax valuation allowance roll-forward is included in Item 8 of this Report in the Notes to Consolidated Financial Statements—Note 5.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SOFTWARE, INC.

By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President, Chief Executive Officer, Director and Chief Operating Officer

Date: July 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James C. Edenfield James C. Edenfield	Executive Chairman, Treasurer and Director	July 12, 2013

/s/ Thomas L. Newberry Thomas L. Newberry	Chairman of the Board of Directors	July 12, 2013

/s/ J. Michael Edenfield J. Michael Edenfield	President, Chief Executive Officer, Director and Chief Operating Officer	July 12, 2013

/s/ W. Dennis Hogue W. Dennis Hogue	Director	July 12, 2013

/s/ John J. Jarvis John J. Jarvis	Director	July 12, 2013

/s/ Thomas L. Newberry, V. Thomas L. Newberry, V.	Director	July 12, 2013

/s/ James B. Miller, Jr. James B. Miller, Jr.	Director	July 12, 2013

/s/ Vincent C. Klinges Vincent C. Klinges	Chief Financial Officer	July 12, 2013

/s/ Herman L. Moncrief Herman L. Moncrief	Controller and Principal Accounting Officer	July 12, 2013