Form 10-Q
period 2013-07-31
AMERICAN SOFTWARE INC
filed 2013-09-09
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at September 5, 2013
Class A Common Stock, $.10 par value	24,831,151 Shares
Class B Common Stock, $.10 par value	2,587,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2013	April 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$50,378	$41,164
Investments	13,079	18,602
Trade accounts receivable, less allowance for doubtful accounts of $288 at July 31, 2013 and $337 at April 30, 2013:
Billed	10,621	13,179
Unbilled	2,616	3,741
Prepaid expenses and other current assets	2,846	3,162

Total current assets	79,540	79,848
Investments—Noncurrent	7,103	6,658
Property and equipment, net of accumulated depreciation of $29,750 at July 31, 2013 and $29,489 at April 30, 2013	4,255	4,482
Capitalized software, net of accumulated amortization of $8,289 at July 31, 2013 and $7,664 at April 30, 2013	8,800	8,708
Goodwill	12,601	12,601
Other intangibles, net of accumulated amortization of $2,399 at July 31, 2013 and $2,256 at April 30, 2013	544	687
Other assets	85	86

Total assets	$112,928	$113,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$963	$1,207
Accrued compensation and related costs	2,258	2,961
Other current liabilities	3,224	2,969
Deferred income taxes	112	332
Deferred revenue	19,606	21,291

Total current liabilities	26,163	28,760
Deferred income taxes	1,092	1,066

Total liabilities	27,255	29,826
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 29,267,920 shares at July 31, 2013 and 29,184,846 shares at April 30, 2013	2,927	2,918
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at July 31, 2013 and April 30, 2013; convertible into Class A shares on a one-for-one basis	259	259
Additional paid-in capital	99,774	98,947
Retained earnings	6,991	5,398
Class A treasury stock, 4,444,815 shares at July 31, 2013 and April 30, 2013, at cost	(24,278)	(24,278)

Total shareholders’ equity	85,673	83,244

Commitments and contingencies
Total liabilities and shareholders’ equity	$112,928	$113,070

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2013	2012
Revenues:
License	$3,218	$5,082
Services and other	11,228	12,495
Maintenance	8,872	8,337

Total revenues	23,318	25,914

Cost of revenues:
License	1,161	1,369
Services and other	8,040	8,623
Maintenance	1,962	1,912

Total cost of revenues	11,163	11,904

Gross margin	12,155	14,010

Research and development	2,100	2,106
Sales and marketing	4,394	4,821
General and administrative	3,153	3,110
Amortization of acquisition-related intangibles	125	125
Provision for doubtful accounts	—	127

Total operating expenses	9,772	10,289

Operating income	2,383	3,721
Other income (expense):
Interest income	251	306
Other, net	(207)	(33)

Earnings before income taxes	2,427	3,994
Income tax expense	834	1,572

Net earnings	$1,593	$2,422

Earnings per common share (a):
Basic	$0.06	$0.09

Diluted	$0.06	$0.09

Cash dividends declared per common share	$0.00	$0.09

Shares used in the calculation of earnings per common share:
Basic	27,363	27,072

Diluted	27,815	27,567

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.06 and $0.09 for the three months ended July 31, 2013 and 2012, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$1,593	$2,422
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,029	1,043
Stock-based compensation expense	338	391
Bond amortization	2	7
Tax benefit of stock options exercised	10	57
Excess tax benefits from stock-based compensation	(27)	(44)
Net loss on investments	361	90
Retirement of property and equipment	—	15
Deferred income taxes	(194)	(128)
Changes in operating assets and liabilities:
Purchases of trading securities	(3,640)	(4,233)
Proceeds from maturities and sales of trading securities	8,157	5,547
Accounts receivable, net	3,683	884
Prepaid expenses and other assets	316	399
Accounts payable and other liabilities	(692)	(1,948)
Deferred revenue	(1,685)	(580)

Net cash provided by operating activities	9,251	3,922

Cash flows from investing activities:
Capitalized computer software development costs	(717)	(863)
Purchases of property and equipment, net of disposals	(34)	(340)
Proceeds from maturities of investments	200	266

Net cash used in investing activities	(551)	(937)

Cash flows from financing activities:
Repurchase of common stock	—	(16)
Excess tax benefits from stock based compensation	27	44
Proceeds from exercise of stock options	487	505
Dividends paid	—	(2,442)

Net cash provided by (used in) financing activities	514	(1,909)

Net change in cash and cash equivalents	9,214	1,076
Cash and cash equivalents at beginning of period	41,164	39,111

Cash and cash equivalents at end of period	$50,378	$40,187

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

July 31, 2013

A.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at July 31, 2013, the results of operations for the three months ended July 31, 2013 and 2012 and cash flows for the three months ended July 31, 2013 and 2012. The results for the three months ended July 31, 2013 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2013 describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible assets, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of American Software, Inc. and its wholly-owned subsidiaries (“American Software” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $640,000 and $499,000 for the three months ended July 31, 2013 and 2012, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At July 31, 2013 and April 30, 2013, unbilled license fees were approximately $616,000 and $1.1 million, respectively, and unbilled services revenues were approximately $2.0 million and $2.7 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

The calculation of diluted earnings per share is similar to the calculation of basic earnings per share, except that the calculation includes the dilutive effect of the assumed exercise of options issuable under our stock incentive plans. For our diluted earnings per share calculation for Class A shares, we use the “if-converted” method. This calculation assumes that all Class B Common Shares are converted into Class A Common Shares (if antidilutive) and, as a result, assumes there are no holders of Class B Common Shares to participate in undistributed earnings.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2013		Three Months Ended July 31, 2012
	Class A	Class B	Class A	Class B
Distributed earnings	$—	$—	$0.09	$0.09
Undistributed earnings	0.06	0.06	—	—

Total	$0.06	$0.06	$0.09	$0.09

Distributed earnings	$—	$—	$2,209	$233
Undistributed earnings	1,443	150	(18)	(2)

Total	$1,443	$150	$2,191	$231

Basic weighted average common shares outstanding	24,776	2,587	24,485	2,587

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended July 31, 2013

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$1,443	24,776	$0.06
Common Stock Equivalents	—	452	—

	1,443	25,228	0.06
Class B Conversion	150	2,587	—

Diluted EPS for Class A	$1,593	27,815	$0.06

Three Months Ended July 31, 2012

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$2,191	24,485	$0.09
Common Stock Equivalents	—	495	—

	2,191	24,980	0.09
Class B Conversion	231	2,587	—

Diluted EPS for Class A	$2,422	27,567	$0.09

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended July 31, 2013

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$150	2,587	$—
Reallocation of undistributed earnings to Class A shares from Class B shares	(2)	—	—

Diluted EPS for Class B	$148	—	$—

Three Months Ended July 31, 2012

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$231	2,587	$0.09
Reallocation of undistributed earnings to Class B shares from Class A shares	—	—	—

Diluted EPS for Class B	$231	2,587	$0.09

*	Amounts adjusted for rounding

For the three months ended July 31, 2013 and 2012, we excluded options to purchase 1,511,513 and 1,503,875 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2013, we had a total of 3,856,135 options outstanding and, as of July 31, 2012, we had a total of 3,689,002 options outstanding.

D.	Stock-Based Compensation

During the three months ended July 31, 2013 and 2012, we granted options for 281,000 and 270,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $338,000 and $391,000 and related income tax benefits of approximately $111,000 and $105,000 during the three months ended July 31, 2013 and 2012, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. During the three months ended July 31, 2013 and 2012, we realized excess tax benefits of approximately $27,000 and $44,000, respectively.

During the three months ended July 31, 2013 and 2012, we issued 83,074 and 95,856 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2013 and 2012 based on market value at the exercise dates was approximately $235,000 and $288,000, respectively. As of July 31, 2013, unrecognized compensation cost related to unvested stock option awards approximated $3.9 million, which we expect to recognize over a weighted average period of 1.8 years.

E.	Fair Value of Financial Instruments

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2013 and April 30, 2013, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	July 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$45,869	$—	$—	$45,869
Marketable securities	7,466	12,422	—	19,888

Total	$53,335	$12,422	$—	$65,757

	April 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$37,716	$—	$—	$37,716
Marketable securities	11,215	13,548	—	24,763

Total	$48,931	$13,548	$—	$62,479

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $269,000 and $271,000 as of July 31, 2013 and April 30, 2013, respectively, and approximately $25,000 and $226,000 in held-to-maturity investments as of July 31, 2013 and April 30, 2013, respectively, which are not recorded at fair value and thus are not included in the tables above. The held-to-maturity investments consist of certificates of deposits, and tax-exempt state and municipal bonds, and are recorded at amortized cost. We obtain fair values for these securities from third-party broker statements. We derive the fair value amounts primarily from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at July 31, 2013 and April 30, 2013 (in thousands):

	July 31, 2013
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$—	$—	$—	$—
Tax-exempt state and municipal bonds	25	—	—	25

	$25	$—	$—	$25

	April 30, 2013
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$—	$—	$—	$—
Tax-exempt state and municipal bonds	226	1	—	227

	$226	$1	$—	$227

The contractual maturities of debt securities classified as held to maturity at July 31, 2013 and April 30, 2013 were as follows (in thousands):

	July 31, 2013	April 30, 2013
Due within one year	$25	$226
Due within two years	—	—
Due within three years	—	—
Due after three years	—	—

	$25	$226

F.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2013, we have repurchased 909,862 shares of common stock at a cost of approximately $4.9 million. As of July 31, 2013, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,444,815 shares of common stock at a cost of approximately $24.3 million.

G.	Comprehensive Income

We have not included condensed consolidated statements of comprehensive income in the accompanying unaudited condensed consolidated financial statements since comprehensive income and net earnings presented in the accompanying condensed consolidated statements of operations would be substantially the same.

H.	Industry Segments

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Enterprise Resource Planning (“ERP”), (2) Supply Chain Management (“SCM”), and (3) Information Technology (“IT”) Consulting.

The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) New Generation Computing (“NGC”), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The SCM segment, which consists of Logility, a wholly-owned subsidiary, as well as its subsidiary, DMI, provides collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

Our chief operating decision maker is the President and Chief Executive Officer (“CEO”). While the CEO is apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses.

In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2013 and 2012:

	Three Months Ended July 31,
	2013	2012
Revenues:
Enterprise Resource Planning	$2,752	$3,438
Collaborative Supply Chain Management	14,201	15,449
IT Consulting	6,365	7,027

	$23,318	$25,914

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,497)	$(1,233)
Collaborative Supply Chain Management	3,322	4,423
IT Consulting	558	531

	$2,383	$3,721

Intersegment eliminations:
Enterprise Resource Planning	$(480)	$(396)
Collaborative Supply Chain Management	450	373
IT Consulting	30	23

	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,977)	$(1,629)
Collaborative Supply Chain Management	3,772	4,796
IT Consulting	588	554

	$2,383	$3,721

Capital expenditures:
Enterprise Resource Planning	$—	$277
Collaborative Supply Chain Management	29	36
IT Consulting	5	27

	$34	$340

Capitalized Software:
Enterprise Resource Planning	$—	$—
Collaborative Supply Chain Management	717	863
IT Consulting	—	—

	$717	$863

Depreciation and amortization:
Enterprise Resource Planning	$221	$237
Collaborative Supply Chain Management	805	804
IT Consulting	3	2

	$1,029	$1,043

Earnings (loss) before income taxes:
Enterprise Resource Planning	$(1,427)	$(908)
Collaborative Supply Chain Management	3,297	4,371
IT Consulting	557	531

	$2,427	$3,994

Major Customer

For the three months ended July 31, 2013, we had one major customer, The Home Depot, which accounted for approximately 10.8%, or $2.5 million, of total revenues, respectively. For the three months ended July 31, 2012, this major customer accounted for approximately 13.9%, or $3.6 million of total revenues, respectively. Revenues from our major customer for the periods reported are primarily attributable to our IT consulting segment. The related accounts receivable balance for this customer was approximately $1.1 million and $1.6 million as of July 31, 2013 and April 30, 2013, respectively.

I.	Contingencies

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

J.	Subsequent Event

On August 20, 2013, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. The cash dividend is payable on December 9, 2013 to Class A and Class B shareholders of record at the close of business on November 15, 2013.

On August 14, 2013, the Company acquired certain assets of privately-held Taylor Manufacturing Systems, USA, LLC, (“TMS”) an Atlanta-based provider in the advance planning systems (“APS”) area. The acquisition of TMS will allow the Company to expand its software product offerings.

Under the terms of the purchase agreement, the Company acquired the assets in exchange for a purchase price of $1.8 million. The purchase price consisted of $1.2 million paid in cash at closing, subject to certain adjustments, and three additional cash payments of $200,000, generally payable on the anniversary date of the transaction in each of the three years following closing.

The Company will include the financial results of TMS in its consolidated financial statements commencing August 14, 2013. The acquired assets consist primarily of accounts receivable, unbilled revenue and other intangible assets, and are net of certain customer related liabilities. Acquisition related costs were not material for any period presented in the Company’s consolidated financial statements. Based upon the timing of the acquisition subsequent to the end of the Company’s first quarter of fiscal 2014, the initial accounting for the business combination is incomplete at the time of filing this report. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired. The Company will include this information in its Quarterly Report on Form 10-Q for the second quarter of fiscal year 2014.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, dependence on particular market segments or customers, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, the challenges and risks associated with integration of acquired product lines, companies and services, as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below. The terms “fiscal 2014” and “fiscal 2013” refer to our fiscal years ending April 30, 2014 and 2013, respectively.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in global credit markets.

On July 9th, 2013, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2013 world economic growth forecast. The update noted that, “Global growth is projected to remain subdued at slightly above 3 percent in 2013, the same as in 2012. This is less than forecast in the April 2013 World Economic Outlook (WEO), driven to a large extent by appreciably weaker domestic demand and slower growth in several key emerging market economies, as well as a more protracted recession in the euro area. Downside risks to global growth prospects still dominate: while old risks remain, new risks have emerged, including the possibility of a longer growth slowdown in emerging market economies, especially given risks of lower potential growth, slowing credit, and possibly tighter financial conditions if the anticipated unwinding of monetary policy stimulus in the United States leads to sustained capital flow reversals.”

For the remainder of fiscal 2014, we expect the world economy to continue to be weak, which could result in a difficult selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment, particularly in the United States, when compared to the period prior to the last recession. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Supply Chain Management (“SCM”), (2) Enterprise Resource Planning (“ERP”) and (3) Information Technology (“IT”) Consulting. The SCM segment, which consists of Logility, a wholly-owned subsidiary, as well as its subsidiary, Demand Management, Inc. (“DMI”), provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) New Generation Computing (“NGC”), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm.

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2013 and 2012:

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2013	2012	2013 vs. 2012
Revenues:
License	14%	20%	(37)%
Services and other	48	48	(10)
Maintenance	38	32	6

Total revenues	100	100	(10)

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2013	2012	2013 vs. 2012
Cost of revenues:
License	5	5	(15)
Services and other	34	33	(7)
Maintenance	8	7	3

Total cost of revenues	48	46	(6)

Gross margin	52	54	(13)

Research and development	9	8	—
Sales and marketing	19	19	(9)
General and administrative	14	12	1
Amortization of acquisition-related intangibles	1	—	—
Provision for doubtful accounts	—	1	—

Total operating expenses	41	40	(5)

Operating income	11	14	(36)

Other income (expense):
Interest income	1	1	(18)
Other, net	(1)	—	nm

Earnings before income taxes	11	15	(39)
Income tax expense	4	6	(47)

Net earnings	7%	9%	(36)%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012

REVENUE

	Three Months Ended July 31,
				% of Total Revenue
	2013	2012	% Change	2013	2012
	(in thousands)
License	$3,218	$5,082	(37)%	14%	20%
Services and other	11,228	12,495	(10)	48	48
Maintenance	8,872	8,337	6	38	32

Total revenues	$23,318	$25,914	(10)%	100%	100%

For the three months ended July 31, 2013, the 10% decrease in revenues over the three months ended July 31, 2012 was attributable primarily to a 37% decrease in license fee revenues during the three months ended July 31, 2013 when compared to the same period last year and, to a lesser extent, a 10% decrease in services and other revenues. This was partly offset by a 6% increase in maintenance revenues. The decrease in license fee revenues was a result of continued uncertainty in the economy that is resulting in delayed software purchases. The primary reason for the decrease in services and other revenues in the three months ended July 31, 2013 was a decrease in the level of implementation services at our ERP segment, which includes NGC, and in our IT consulting services due to decreased demand for IT temporary staff. This was partially offset by an increase in services revenue at our SCM business unit.

Due to intense competition in our industry, we do discount license fees from our published list price. Numerous factors contribute to the amount of the discounts provided, such as previous customer purchases, the number of customer sites utilizing the software, the number of modules purchased and the number of users, as well as the overall size of the contract. While all these factors may affect the discount amount of a particular contract, the overall percentage discount has not materially changed in the recent reported fiscal periods.

The change in our revenues from period to period is primarily due to the volume of products and related services sold in any period and the amount of products or modules purchased with each sale.

International revenues represented approximately 18% and 12% of total revenues in the three months ended July 31, 2013 and 2012, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenue

	Three Months Ended July 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$402	$425	(5)%
Supply Chain Management	2,816	4,657	(40)

Total license revenues	$3,218	$5,082	(37)%

For the three months ended July 31, 2013, license fee revenues decreased 37% when compared to the same period in the prior year. In the three months ended July 31, 2013, license fee revenues from our SCM business unit decreased 40% when compared to the corresponding period in the prior year. We believe that the decrease in the first quarter was due primarily to a difficult selling environment as a result of continued uncertainty and weakness in the economy that is resulting in delayed software purchases. Our SCM business unit constituted 88% and 92% of total license fee revenues for the three months ended July 31, 2013 and 2012, respectively. Our ERP business unit license fee revenues decreased by 5% for the three months ended July 31, 2013 when compared to the same period in the prior year, primarily due to decreased license fee sales to the apparel and retail industries.

The direct sales channel provided approximately 72% of license fee revenues for the three months ended July 31, 2013, compared to approximately 73% in the comparable quarter a year ago. The slight decrease in the proportion of sales by our direct sales channel was due to a lower decrease in license fee revenue from Logility’s indirect sales channel, which primarily sells software products through its DMI subsidiary to small and midsize companies. For the three months ended July 31, 2013 and 2012, our margins after commissions on direct sales were approximately 86% and 87%, respectively. The margins decreased slightly in the current period due to the mix of sales commission rates based on each individual salespersons’ quotas and related achievement. For the three months ended July 31, 2013 and 2012, our margins after commissions on indirect sales were approximately 50% and 48%, respectively. The indirect channel margins for the current quarter increased slightly when compared to the same period in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenue

	Three Months Ended July 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$1,193	$1,924	(38)%
Supply Chain Management	3,670	3,544	4
IT Consulting	6,365	7,027	(9)

Total services and other revenues	$11,228	$12,495	(10)%

For the three months ended July 31, 2013, services revenue decreased by 10% primarily due to decreased services revenues from our ERP and IT Consulting business and, to a lesser extent, an improvement in our SCM implementation services segment. For the three months ended July 31, 2013, services and other revenues from our ERP segment decreased by 38% when compared to the same period in the prior year due to decreased project work particularly at NGC. These decreases in the current quarter are due to lower license fee sales in recent periods, which tend to decrease services implementation revenue. For the three months ended July 31, 2013, our IT Consulting segment’s revenues decreased 9% when compared to the prior year period due to a decline in IT staffing and project work from customers, particularly its largest customer, The Home Depot, when compared to the same period last year. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenue

	Three Months Ended July 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$1,157	$1,089	6%
Supply Chain Management	7,715	7,248	6

Total maintenance revenues	$8,872	$8,337	6%

For the three months ended July 31, 2013, maintenance revenues increased 6% when compared to the same period in the prior year, due primarily improved maintenance renewal rates. Logility accounted for 87% of total maintenance revenues for the three months ended July 31, 2013 and 2012. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended July 31,
	2013		2012
Gross margin on license fees:	$2,057	64%	$3,713	73%
Gross margin on services and other:	3,188	28	3,872	31
Gross margin on maintenance:	6,910	78	6,425	77

Total gross margin:	$12,155	52%	$14,010	54%

For the three months ended July 31, 2013, total gross margin percentage decreased when compared to the same period in the prior year primarily due to a decrease in the license fee gross margin and, to a lesser extent, lower services and other gross margins.

Gross Margin on License Fees

License fee gross margin percentage for the three months ended July 31, 2013 decreased nine percentage points when compared to the same period in the prior year primarily due to lower license fees. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three months ended July 31, 2013, the gross margin percentage on services and other revenue decreased three percentage points when compared to the same period in the prior year primarily due to lower services revenue that resulted in fewer implementation projects, particularly in our ERP unit. Services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term. The decline is also due to a decline in IT staffing and project work from customers particularly its largest customer, The Home Depot, when compared to the same period last year due to timing of projects.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three months ended July 31, 2013 increased when compared to the same period in the prior year primarily due to an improvement in maintenance retention. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended July 31,
			% of Revenue
	2013	2012	2013	2012
	(in thousands)
Research and development	$2,100	$2,106	9%	8%
Sales and marketing	4,394	4,821	19	19
General and administrative	3,153	3,110	14	12
Amortization of acquisition-related intangible assets	125	125	1	—
Provision for doubtful accounts	—	127	—	—
Other income, net	44	273	—	1
Income tax expense	$834	$1,572	4%	6%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended July 31,
	2013	2012	% Change
	(in thousands)

Total capitalized computer software development costs	$717	$863	(17)%
Percentage of gross product research and development costs	25%	29%
Total research and development expense	2,100	2,106	0

Percentage of total revenues	9%	8%
Total research and development expense and capitalized computer software development costs	$2,817	$2,969	(5)

Percentage of total revenues	12%	11%
Total amortization of capitalized computer software development costs *	$625	$625	0%

*	Included in cost of license fees

For the three months ended July 31, 2013, gross product research and development costs decreased when compared to the same period in the previous fiscal year due to the timing of spending on enhancement of several software products. Capitalized software development costs decreased for the three months ended July 31, 2013 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to be relatively stable in coming quarters and we expect capitalized software amortization expense to decline temporarily in the second quarter until the next major product release results in an increase in capitalized software amortization expense. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three months ended July 31, 2013, sales and marketing expenses decreased 9% when compared to the same period a year ago primarily due to decreased sales commissions as a result of lower license fees and, to a lesser extent lower customer conference expense and recruiting costs. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended July 31, 2013, general and administrative expenses increased 1% when compared to the same period a year ago primarily due to an increase in legal fees.

At July 31, 2013, the total number of employees was 374 compared to 331 at July 31, 2012.

Operating Income/(Loss)

	Three Months Ended July 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$(1,497)	$(1,233)	21%
Collaborative Supply Chain Management	3,322	4,423	(25)
IT Consulting	558	531	5

Total Operating Income	$2,383	$3,721	(36)%

Our ERP segment operating loss increased 21% in the three months ended July 31, 2013 compared to the same period in the prior year primarily due to lower revenues.

Our SCM segment’s contribution to operating income decreased by 25% for the three months ended July 31, 2013 compared to same period last year primarily due to the 40% decrease in license fee revenue.

Our IT Consulting segment operating income increased 5% for the three months ended July 31, 2013 when compared to the prior year due to improved gross margins from higher billing rates.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended July 31, 2013, the decrease in other income was due primarily to: 1) a higher unrealized loss on investments when compared to the same period last year and 2) a decrease in interest income as a result of lower market yields. This was partially offset by: 1) a decrease in exchange rate loss and higher rental income when compared to the same period last year. We recorded a loss of approximately $361,000 and $90,000 for the three months ended July 31, 2013 and 2012, respectively, from our trading securities.

For the three months ended July 31, 2013 and 2012, our investments generated an annualized yield of approximately 1.55% and 1.88%, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended July 31, 2013, our effective tax rate was 34.4% compared to our effective tax rate of 39.4% in the three months ended July 31, 2012. The effective tax rate for the current quarter is lower than the same period last year due to the research and development tax credits not being renewed for the prior year until after July 31, 2012. We expect our effective rate will be between 35% and 37% during fiscal 2014.

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

The following table shows information about our cash flows and liquidity positions during the three months ended July 31, 2013 and 2012. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

	Three Months Ended July 31, (in thousands)
	2013	2012
Net cash provided by operating activities	$9,251	$3,922
Net cash used in investing activities	(551)	(937)
Net cash provided by (used in) financing activities	514	(1,909)

Net change in cash and cash equivalents	$9,214	$1,076

For the three months ended July 31, 2013, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to: 1) a decrease in customer accounts receivables caused by the timing of closing customer sales and related collections, 2) higher proceeds from the maturity and sales of trading securities, 3) a decrease in the relative increase in accounts payable and other accruals due to timing of payments, 4) a decrease in purchases of trading securities, 5) an increase in losses on investments due to poor conditions in financial markets compared to the same period last year, and 6) lower excess tax benefit from stock-based compensation due to lower stock option exercise activity. This increase was partially offset by: 1) an increase in the comparative decrease in deferred revenues due to timing of revenue recognition, 2) a decrease in net earnings, 3) a lower decrease in prepaid expenses when compared to the same period in the prior year due to the timing of purchases, 4) lower stock-based compensation expense, 5) lower tax benefit from stock options exercised, 6) an increase in deferred income tax, 7) a decrease in depreciation and amortization and 8) a decrease in bond amortization.

The decrease in cash used in investing activities when compared to the same period in the prior year was due primarily to a decrease in purchases of property and equipment and a decrease in capitalized computer software development costs partially offset by lower proceeds from the maturities of investments.

Cash provided by compared to cash used in financing activities compared to the same period last year was due primarily to 1) an decrease in dividends paid and 2) a decrease in repurchase of our common stock. This was partially offset by a decrease in proceeds from exercise of stock options compared to the same period last year and a decrease in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31, (in thousands)
	2013	2012
Cash and cash equivalents	$50,378	$40,187
Short and long-term investments	20,182	26,082

Total cash and short and long-term investments	$70,560	$66,269

Net increase (decrease) in total cash and investments (three months ended July 31)	$4,136	$(601)

Our total activities used less cash and investments during the three months ended July 31, 2013, when compared to the prior year period, due primarily to improved operating results and changes in operating assets and liabilities as noted above.

Days Sales Outstanding in accounts receivable were 52 days as of July 31, 2013, compared to 67 days as of July 31, 2012. This decrease is primarily due to lower sales in recent quarters and improved collection activity. Our current ratio on July 31, 2013 was 3.0 to 1 and on July 31, 2012 was 2.7 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $70.6 million in cash and investments with no debt as of July 31, 2013, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 17, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional

700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. As of September 5, 2013 under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,444,815 shares of common stock at a cost of approximately $24.3 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At July 31, 2013, our goodwill balance was $12.6 million and our intangible assets with definite lives balance was approximately $544,000, net of accumulated amortization.

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

Foreign Currency. In the three months ended July 31, 2013, we generated approximately 18% of our revenues outside the United States. We typically make international sales through our foreign branches or our Logility branch and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $46,000 and $105,000 for the three months ended July 31, 2013 and 2012, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $219,000 exchange gain or loss for the three months ended July 31, 2013. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of July 31, 2013 was approximately $66.1 million compared to $64.3 million as of July 31, 2012.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2013. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended July 31, 2013:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2013 through May 31, 2013	0	$0	0	1,090,138
June 1, 2013 through June 30, 2013	0	$0	0	1,090,138
July 1, 2013 through July 31, 2013	0	$0	0	1,090,138

Total Fiscal 2014 First Quarter	0	$0	0	1,090,138

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: September 9, 2013	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President, Chief Executive Officer, Director and Chief Operating Officer

Date: September 9, 2013	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: September 9, 2013	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer