Form 10-Q
period 2013-10-31
AMERICAN SOFTWARE INC
filed 2013-12-06
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 2, 2013
Class A Common Stock, $.10 par value	24,920,679 Shares
Class B Common Stock, $.10 par value	2,587,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2013	April 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$49,226	$41,164
Investments	12,539	18,602
Trade accounts receivable, less allowance for doubtful accounts of $127 at October 31, 2013 and $337 at April 30, 2013
Billed	12,759	13,179
Unbilled	4,406	3,741
Prepaid expenses and other current assets	3,551	3,162

Total current assets	82,481	79,848
Investments—Noncurrent	8,405	6,658
Property and equipment, net of accumulated depreciation of $30,012 at October 31, 2013 and $29,489 at April 30, 2013	4,114	4,482
Capitalized software, net of accumulated amortization of $8,289 at October 31, 2013 and $7,664 at April 30, 2013	9,724	8,708
Goodwill	13,819	12,601
Other intangibles, net of accumulated amortization of $2,570 at October 31, 2013 and $2,256 at April 30, 2013	845	687
Other assets	129	86

Total assets	$119,517	$113,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$455	$1,207
Accrued compensation and related costs	2,959	2,961
Dividends payable	2,752	—
Other current liabilities	4,138	2,969
Deferred income taxes	218	332
Deferred revenue	19,361	21,291

Total current liabilities	29,883	28,760
Deferred income taxes	1,330	1,066
Long-term deferred revenue	505	—
Other long-term liabilities	366	—

Total liabilities	32,084	29,826
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 29,365,186 shares at October 31, 2013 and 29,184,846 shares at April 30, 2013	2,937	2,918
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at October 31, 2013 and April 30, 2013; convertible into Class A shares on a one-for-one basis	259	259
Additional paid-in capital	100,583	98,947
Retained earnings	7,932	5,398
Class A treasury stock, 4,444,815 shares at October 31, 2013 and April 30, 2013, at cost	(24,278)	(24,278)

Total shareholders’ equity	87,433	83,244

Commitments and contingencies
Total liabilities and shareholders’ equity	$119,517	$113,070

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Revenues:
License	$6,192	$5,504	$9,410	$10,586
Services and other	11,662	12,312	22,890	24,807
Maintenance	9,077	8,447	17,949	16,784

Total revenues	26,931	26,263	50,249	52,177

Cost of revenues:
License	1,234	1,443	2,395	2,812
Services and other	8,181	8,142	16,221	16,765
Maintenance	1,990	1,998	3,952	3,910

Total cost of revenues	11,405	11,583	22,568	23,487

Gross margin	15,526	14,680	27,681	28,690

Research and development	2,004	2,303	4,104	4,409
Sales and marketing	5,018	4,937	9,412	9,758
General and administrative	3,071	2,939	6,224	6,049
Amortization of acquisition-related intangibles	125	125	250	250
(Recovery of) provision for doubtful accounts	(84)	140	(84)	267

Total operating expenses	10,134	10,444	19,906	20,733

Operating income	5,392	4,236	7,775	7,957
Other income (expense):
Interest income	215	278	466	584
Other, net	202	31	(5)	(2)

Earnings before income taxes	5,809	4,545	8,236	8,539
Income tax expense	2,116	1,774	2,950	3,346

Net earnings	$3,693	$2,771	$5,286	$5,193

Earnings per common share (a):
Basic	$0.13	$0.10	$0.19	$0.19

Diluted	$0.13	$0.10	$0.19	$0.19

Cash dividends declared per common share	$0.10	$0.09	$0.10	$0.18

Shares used in the calculation of earnings per common share:
Basic	27,448	27,151	27,406	27,112

Diluted	27,874	27,627	27,841	27,596

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.13 and $0.10 for the three months ended October 31, 2013 and 2012 and $0.19 for the six months ended October 31, 2013 and 2012, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$5,286	$5,193
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,462	2,085
Stock-based compensation expense	700	775
Bond amortization	1	11
Tax benefit of stock options exercised	88	86
Excess tax benefits from stock-based compensation	(68)	(70)
Net loss on investments	350	183
Retirement of property and equipment	—	15
Deferred income taxes	(103)	(294)
Changes in operating assets and liabilities:
Purchases of trading securities	(7,412)	(8,074)
Proceeds from maturities and sales of trading securities	11,152	9,732
Accounts receivable, net	(118)	1,436
Prepaid expenses and other assets	(429)	(91)
Accounts payable and other liabilities	165	(3,269)
Deferred revenue	(1,438)	(1,474)

Net cash provided by operating activities	9,636	6,244

Cash flows from investing activities:
Capitalized computer software development costs	(1,641)	(1,811)
Purchases of property and equipment, net of disposals	(155)	(521)
Proceeds from maturities of investments	225	693
Purchase of business, net of cash acquired	(1,191)	—

Net cash used in investing activities	(2,762)	(1,639)

Cash flows from financing activities:
Repurchase of common stock	—	(254)
Excess tax benefits from stock based compensation	68	70
Proceeds from exercise of stock options	1,120	912
Dividends paid	—	(4,887)

Net cash provided by (used in) financing activities	1,188	(4,159)

Net change in cash and cash equivalents	8,062	446
Cash and cash equivalents at beginning of period	41,164	39,111

Cash and cash equivalents at end of period	$49,226	$39,557

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

October 31, 2013

A.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at October 31, 2013, the results of operations for the three and six months ended October 31, 2013 and 2012 and cash flows for the six months ended October 31, 2013 and 2012. The results for the three and six months ended October 31, 2013 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $606,000 and $1.2 million for the three and six months ended October 31, 2013, respectively, and $682,000 and $1.2 million for the three and six months ended October 31, 2012, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At October 31, 2013 and April 30, 2013, unbilled license fees were approximately $2.3 million and $1.1 million, respectively, and unbilled services revenues were approximately $2.1 million and $2.7 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended October 31, 2013		Six Months Ended October 31, 2013
	Class A	Class B	Class A	Class B
Distributed earnings	$0.10	$0.10	$0.10	$0.10
Undistributed earnings	0.03	0.03	0.09	0.09

Total	$0.13	$0.13	$0.19	$0.19

Distributed earnings	$2,492	$259	$2,492	$259
Undistributed earnings	853	89	2,296	239

Total	$3,345	$348	$4,788	$498

Basic weighted average common shares outstanding	24,861	2,587	24,819	2,587

	Three Months Ended October 31, 2012		Six Months Ended October 31, 2012
	Class A	Class B	Class A	Class B
Distributed earnings	$0.09	$0.09	$0.18	$0.18
Undistributed earnings	0.01	0.01	0.01	0.01

Total	$0.10	$0.10	$0.19	$0.19

Distributed earnings	$2,211	$233	$4,420	$466
Undistributed earnings	296	31	278	29

Total	$2,507	$264	$4,698	$495

Basic weighted average common shares outstanding	24,564	2,587	24,525	2,587

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended October 31, 2013

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$3,345	24,861	$0.13
Common Stock Equivalents	—	426	—

	3,345	25,287	0.13
Class B Conversion	348	2,587	—

Diluted EPS for Class A	$3,693	27,874	$0.13

Six Months Ended October 31, 2013

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$4,788	24,818	$0.19
Common Stock Equivalents	—	436	—

	4,788	25,254	0.19
Class B Conversion	498	2,587	—

Diluted EPS for Class A	$5,286	27,841	$0.19

Three Months Ended October 31, 2012

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,507	24,564	$0.10
Common Stock Equivalents	—	476	—

	2,507	25,040	0.10
Class B Conversion	264	2,587	—

Diluted EPS for Class A	$2,771	27,627	$0.10

Six Months Ended October 31, 2012

	Undistributed & Distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$4,698	24,525	$0.19
Common Stock Equivalents	—	484	—

	4,698	25,009	0.19
Class B Conversion	495	2,587	—

Diluted EPS for Class A	$5,193	27,596	$0.19

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended October 31, 2013

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$348	2,587	$0.13
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)	—	—

Diluted EPS for Class B	$347	2,587	$0.13

Six Months Ended October 31, 2013

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$498	2,587	$0.19
Reallocation of undistributed earnings to Class A shares from Class B shares	(4)	—	—

Diluted EPS for Class B	$494	2,587	$0.19

Three Months Ended October 31, 2012

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$264	2,587	$0.10
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)	—	—

Diluted EPS for Class B	$263	2,587	$0.10

Six Months Ended October 31, 2012

	Undistributed & Distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$495	2,587	$0.19
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)	—	—

Diluted EPS for Class B	$494	2,587	$0.19

For the three and six months ended October 31, 2013, we excluded options to purchase 1,434,477 and 1,390,965 Class A Common Shares, respectively, and for the three and six months ended October 31, 2012, we excluded options to purchase 1,516,668 and 1,428,223 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2013, we had a total of 3,281,087 options outstanding and, as of October 31, 2012, we had a total of 3,681,440 options outstanding.

E.	Acquisitions

We account for business combinations using the acquisition method of accounting and accordingly, the identifiable assets acquired and liabilities assumed are recorded based upon management’s estimates of current fair values as of the acquisition date. The estimation process includes analyses based on income and market approaches. Goodwill represents the excess purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The goodwill generated is due in part to the synergies that are not included in the fair value of identifiable intangible assets. Goodwill recorded in an acquisition is assigned to applicable reporting units based on expected revenues. Identifiable intangible assets with finite lives are amortized over there useful lives. Amortization of current technology is recorded in Cost of Revenue-License and amortization of all other intangible assets is recorded in Amortization of acquisition-related intangibles. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in general and administrative expenses in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

On August 14, 2013, the Company completed the acquisition of certain assets of privately-held Taylor Manufacturing Systems, USA, LLC (“TMS”) an Atlanta-based provider in the advance planning systems (“APS”) area. The acquisition of TMS will allow the Company to expand its software product offerings.

Under the terms of the purchase agreement, the Company acquired the assets in exchange for a purchase price of $1,841,000. The purchase price consisted of $1,191,000 paid in cash at closing, subject to certain adjustments, and three additional cash payments of $200,000, generally payable on the anniversary date of the transaction in each of the three years following closing. The additional cash payments resulted in the Company recording a short-term liability of $200,000 for the payment due on the first anniversary and a long-term liability of $366,000 for the payments due on the second and third anniversaries. The Company incurred acquisition costs of approximately $68,500 during the three and six months ended October 31, 2013. The operating results of TMS are not material for proforma disclosure. We allocated $1,218,000 of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.

The following preliminary allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of August 14, 2013 (in thousands):

Current Assets	$130
Goodwill	1,218
Current Technology	472

Total Assets Acquired	1,820
Current Liabilities	(213)
Long Term liabilities	(366)

Net Assets Acquired	$1,241

Current technology is being amortized on a straight line basis over the remaining estimated economic life of the product (4 years), including the period being reported. The fair value of deferred revenues in a business combination is considered to be an assumed liability (which must arise from a legal performance obligation) and, accordingly, is estimated based on the direct cost of fulfilling the obligation plus a normal profit margin, which approximates fair value. Also, in practice, the normal profit margin is limited to the profit margin on the costs to provide the product or service (that is, the fulfillment effort).

F.	Stock-Based Compensation

During the six months ended October 31, 2013 and 2012, we granted options for 313,000 and 343,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $361,000 and $384,000 and related income tax benefits of approximately $117,000 and $110,000 during the three months ended October 31, 2013 and 2012, respectively. We recorded stock option compensation cost of approximately $700,000 and $775,000 and related income tax benefits of approximately $228,000 and $215,000 during the six months ended October 31, 2013 and 2012, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax deductions in excess of the tax benefits initially recognized for those options (excess tax benefits) as financing cash flows. During the six months ended October 31, 2013 and 2012, we realized excess tax benefits of approximately $68,000 and $70,000, respectively.

During the six months ended October 31, 2013 and 2012, we issued 180,340 and 167,704 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2013 and 2012 based on market value at the exercise dates was approximately $450,000 and $472,000, respectively. As of October 31, 2013, unrecognized compensation cost related to unvested stock option awards approximated $3.6 million, which we expect to recognize over a weighted average period of 1.8 years.

G.	Fair Value of Financial Instruments

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2013 and April 30, 2013, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	October 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$47,274	$—	$—	$47,274
Marketable securities	7,454	13,222	—	20,676

Total	$54,728	$13,222	$—	$67,950

	April 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$37,716	$—	$—	$37,716
Marketable securities	11,215	13,548	—	24,763

Total	$48,931	$13,548	$—	$62,479

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $269,000 and $271,000 as of October 31, 2013 and April 30, 2013, respectively, and approximately $0 and $226,000 in held-to-maturity investments as of October 31, 2013 and April 30, 2013, respectively, which are not recorded at fair value and thus are not included in the tables above. The held-to-maturity investments consist of certificates of deposits and tax-exempt state and municipal bonds and are recorded at amortized cost. We obtain fair values for these securities from third-party broker statements. We derive the fair value amounts primarily from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at October 31, 2013 and April 30, 2013 (in thousands):

October 31, 2013
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$—	$—	$—	$—
Tax-exempt state and municipal bonds	—	—	—	—

	$—	$—	$—	$—

April 30, 2013
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$—	$—	$—	$—
Tax-exempt state and municipal bonds	226	1	—	227

	$226	$1	$—	$227

The contractual maturities of debt securities classified as held to maturity at October 31, 2013 and April 30, 2013 were as follows (in thousands):

	October 31, 2013	April 30, 2013
Due within one year	$—	$226
Due within two years	—	—
Due within three years	—	—
Due after three years	—	—

	$—	$226

H.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through October 31, 2013, we have repurchased 909,862 shares of common stock at a cost of approximately $4.9 million. As of October 31, 2013, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,444,815 shares of common stock at a cost of approximately $24.3 million.

I.	Comprehensive Income

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

In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Revenues:
Enterprise Resource Planning	$3,296	$3,470	$6,048	$6,908
Collaborative Supply Chain Management	16,934	16,356	31,135	31,805
IT Consulting	6,701	6,437	13,066	13,464

	$26,931	$26,263	$50,249	$52,177

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(666)	$(947)	$(2,160)	$(2,180)
Collaborative Supply Chain Management	5,315	4,708	8,636	9,131
IT Consulting	743	475	1,299	1,006

	$5,392	$4,236	$7,775	$7,957

Intersegment eliminations:
Enterprise Resource Planning	$(413)	$(600)	$(893)	$(996)
Collaborative Supply Chain Management	394	570	844	943
IT Consulting	19	30	49	53

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,079)	$(1,547)	$(3,053)	$(3,176)
Collaborative Supply Chain Management	5,709	5,278	9,480	10,074
IT Consulting	762	505	1,348	1,059

	$5,392	$4,236	$7,775	$7,957

Capital expenditures:
Enterprise Resource Planning	$93	$40	$93	$317
Collaborative Supply Chain Management	23	141	52	177
IT Consulting	5	—	10	27

	$121	$181	$155	$521

Capitalized Software:
Enterprise Resource Planning	$—	$—	$—	$—
Collaborative Supply Chain Management	924	948	1,641	1,811
IT Consulting	—	—	—	—

	$924	$948	$1,641	$1,811

Depreciation and amortization:
Enterprise Resource Planning	$220	$232	$441	$469
Collaborative Supply Chain Management	210	808	1,015	1,612
IT Consulting	3	2	6	4

	$433	$1,042	$1,462	$2,085

Earnings (loss) before income taxes:
Enterprise Resource Planning	$(310)	$(706)	$(1,737)	$(1,614)
Collaborative Supply Chain Management	5,380	4,776	8,677	9,147
IT Consulting	739	475	1,296	1,006

	$5,809	$4,545	$8,236	$8,539

Major Customer

For the three months ended October 31, 2013, there were no major customers that accounted for more than 10% of total revenues. For the six months ended October 31, 2013, we had one major customer, The Home Depot, which accounted for approximately 10.0%, or $5.0 million of total revenues. For the three and six months ended October 31, 2012, this major customer accounted for approximately 10.6%, or $2.8 million, and 12.2%, or $6.4 million, of total revenues, respectively. Revenues from our major customer for the periods reported are primarily attributable to our IT consulting segment. The related accounts receivable balance for this customer was approximately $1.1 million as of October 31, 2013, and $1.6 million as of April 30, 2013.

K.	Contingencies

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

L.	Subsequent Event

On November 14, 2013, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. The cash dividend is payable on February 24, 2014 to Class A and Class B shareholders of record at the close of business on February 7, 2014.

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

In October 2013, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2013 world economic growth forecast. The update noted that, “Global growth remains in low gear, averaging only 2 1⁄2 percent during the first half of 2013, which is about the same pace as in the second half of 2012. In a departure from previous developments since the Great Recession, the advanced economies have recently gained some speed, while the emerging market economies have slowed. The emerging market economies, however, continue to account for the bulk of global growth. Within each group, there are still broad differences in growth and position in the cycle.”

For the remainder of fiscal 2014, we expect the world economy to continue to be weak, which could result in a difficult selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment when compared to the period prior to the last recession. However we noted some improvement in sales activity in the U.S. and Europe, the Middle East, and Africa during the second quarter of fiscal 2014. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, royalties paid to third-party software vendors, and agent commission expenses related to license revenues generated by the indirect channel, primarily from Demand Management, Inc. (“DMI”), a subsidiary of Logility. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, other personnel-related expenses, and agent commission expenses related to maintenance revenues generated by the indirect channel, primarily from DMI. We account for the development costs of software intended for sale in accordance with the Intangibles—Goodwill and Other topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2013 and 2012:

	Three Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2013	2012	2013 vs 2012
Revenues:
License	23%	21%	13%
Services and other	43	47	(5)
Maintenance	34	32	7

Total revenues	100	100	3

Cost of revenues:
License	6	5	(14)
Services and other	30	31	—
Maintenance	7	8	—

Total cost of revenues	43	44	(2)

Gross margin	57	56	6

Research and development	7	9	(13)
Sales and marketing	19	19	2
General and administrative	11	11	4
Amortization of acquisition-related intangibles	—	—	—
Provision for doubtful accounts	—	1	nm

Total operating expenses	37	40	(3)

Operating income	20	16	27

Other income (expense):
Interest income	1	1	(23)
Other, net	1	—	nm

Earnings before income taxes	22	17	28
Income tax expense	(8)	(7)	19

Net earnings	14%	11%	33%

nm—not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2013 and 2012:

	Six Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2013	2012	2013 vs 2012
Revenues:
License	19%	20%	(11)%
Services and other	46	48	(8)
Maintenance	35	32	7

Total revenues	100	100	(4)

Cost of revenues:
License	5	5	(15)
Services and other	32	32	(3)
Maintenance	8	8	1

Total cost of revenues	45	45	(4)

Gross margin	55	55	(4)

Research and development	8	8	(7)
Sales and marketing	19	19	(4)
General and administrative	12	12	3
Amortization of acquisition-related intangibles	—	—	—
Provision for doubtful accounts	—	1	nm

Total operating expenses	39	40	(4)

Operating income	16	15	(2)
Other income (expense):
Interest income	1	1	(20)
Other, net	—	—	150

Earnings before income taxes	17	16	(4)
Income tax expense	(6)	(6)	(12)

Net earnings	11%	10%	2%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012

Revenues

	Three Months Ended October 31,
	2013	2012	% Change	% of Total Revenues
				2013	2012
	(in thousands)
License	$6,192	$5,504	13%	23%	21%
Services and other	11,662	12,312	(5)%	43%	47%
Maintenance	9,077	8,447	7%	34%	32%

Total revenues	$26,931	$26,263	3%	100%	100%

	Six Months Ended October 31,
	2013	2012	% Change	% of Total Revenues
				2013	2012
	(in thousands)
License	$9,410	$10,586	(11)%	19%	20%
Services and other	22,890	24,807	(8)%	46%	48%
Maintenance	17,949	16,784	7%	35%	32%

Total revenues	$50,249	$52,177	(4)%	100%	100%

For the three months ended October 31, 2013, the 3% increase in revenues over the three months ended October 31, 2012 was attributable primarily to a 13% increase in license fee revenues and, to a lesser extent, a 7% increase in maintenance revenues. This was partially offset by a 5% decrease in services and other revenues. For the six months ended October 31, 2013, the 4% decrease in revenues over the six months ended October 31, 2012 was attributable primarily to an 11% decrease in license revenues and, to a lesser extent, an 8% decrease in services and other revenues which was partially offset by a 7% increase in maintenance revenues. The primary reason for the increase in license fee revenues in the three months ended October 31, 2013 was an increase is software sales at both software business units; Logility which increased 5%, and ERP which increased 76%, for the three months ended October 31, 2013 compared to the three months ended October 31, 2012, respectively.

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

International revenues represented approximately 17% of total revenues in the three and six months ended October 31, 2013, and represented approximately 12% of total revenues in the three and six months ended October 31, 2012, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenue

	Three Months Ended October 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$998	$567	76%
Supply Chain Management	5,194	4,937	5%

Total license revenues	$6,192	$5,504	13%

	Six Months Ended October 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$1,400	$992	41%
Supply Chain Management	8,010	9,594	(17)%

Total license revenues	$9,410	$10,586	(11)%

For the three and six months ended October 31, 2013, license fee revenues increased 13% and decreased 11%, respectively, when compared to the same periods in the prior year. While we expect a degree of quarterly fluctuation due to the timing of signing license fee agreements, our SCM and ERP units experienced an increase in license fee close rates in the current quarter when compared to the same period last year due to an improvement in business investment activity toward the end of the quarter. In the six months ended October 31, 2013, license fee revenues from our SCM business unit decreased 17% when compared to the corresponding periods in the prior year due to overall uncertainty in global economic markets. Our SCM business unit constituted 84% and 85% of total license fee revenues for the three and six months ended October 31, 2013, respectively, compared to 90% and 91% for the three and six months ended October 31, 2012, respectively. Our ERP business unit license fee revenues increased by 76% and 41% for the three and six months ended October 31, 2013, respectively, when compared to the same periods in the prior year, primarily due to an increase in license fee sales to the apparel and retail industries due to improved sales execution and sales environment.

The direct sales channel provided approximately 60% and 64% of license fee revenues for the three and six months ended October 31, 2013, respectively, compared to approximately 75% and 74% of license fee revenues for the three and six months ended October 31, 2012, respectively. The decrease in the proportion of sales by our direct sales channel, which tends to target larger companies, for the current quarter when compared to the prior year period is primarily due to two deals, totaling approximately $3 million, that closed during the quarter being deferred and recognized over an approximate three-year period. In general, large and midsized companies do not require access to capital markets to fund expenditures to the same degree as do smaller companies. Thus, our indirect sales channel faces relatively greater challenges in the current economy, as the indirect channel tends to target smaller companies. However, during the second quarter of fiscal 2013, indirect sales increased 82% when compared to the same period last year due to improved pipeline activity from an improving capital spending environment in smaller companies. For the three and six months ended October 31, 2013, our margins after commissions on direct sales were approximately 83% and 84%, respectively, compared to 87% for the three and six months ended October 31, 2012. The margins decreased in the current periods due to the concentration (or mix) of sales staff achieving certain commission rate levels when compared to the same periods last year. For the three and six months ended October 31, 2013, our margins after commissions on indirect sales were approximately 55% and 54%, respectively, compared to 43% and 46% for the three and six months ended October 31, 2012, respectively. The indirect channel margins for the three and six months ended October 31, 2013 increased when compared to the same period in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenue

	Three Months Ended October 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$1,136	$1,844	(38)%
Supply Chain Management	3,825	4,031	(5)%
IT Consulting	6,701	6,437	4%

Total services and other revenues	$11,662	$12,312	(5)%

	Six Months Ended October 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$2,329	$3,768	(38)%
Supply Chain Management	7,495	7,575	(1)%
IT Consulting	13,066	13,464	(3)%

Total services and other revenues	$22,890	$24,807	(8)%

For the three and six months ended October 31, 2013, services revenue decreased by 5% and 8%, respectively, primarily due to a decrease in services revenues from our SCM and ERP business segment implementation services and, to a lesser extent for the six-month period, IT Consulting business segment. For the three and six months ended October 31, 2013, services and other revenues from Logility (SCM) decreased by 5% and 1%, respectively, when compared to the prior year periods. Logility services revenues decreased for the current quarter due to lower license fee sales in recent periods, which tend to decrease services implementation revenue with a one to three quarter lag. For the three and six months ended October 31, 2013, our ERP segment’s revenues decreased 38% when compared to the prior year periods due to completion of one large implementation project in the apparel industry in the second quarter last year. For the three and six months ended October 31, 2013, our IT Consulting segment’s revenues increased 4% and decreased 3%, respectively, when compared to the prior year periods. The increase in the current quarter was due to an increase in IT staffing and project work from customers. This typically occurs in the early stages of an economic recovery since companies are more inclined to hire temporary staff than permanent staff.

We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenue

	Three months Ended October 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$1,162	$1,059	10%
Supply Chain Management	7,915	7,388	7%

Total maintenance revenues	$9,077	$8,447	7%

	Six months Ended October 31,
	2013	2012	% Change
	(in thousands)
Enterprise Resource Planning	$2,319	$2,148	8%
Supply Chain Management	15,630	14,636	7%

Total maintenance revenues	$17,949	$16,784	7%

For the three and six months ended October 31, 2013, maintenance revenues increased 7% when compared to the same periods in the prior year due primarily to higher license fee sales in recent quarters and improved renewal rates in our SCM unit, which experienced a 7% increase in maintenance revenue for the three and six months ended October 31, 2013, respectively, when compared to the same periods last year. Our legacy ERP unit experienced an increase of 10% and 8%, respectively, for the three and six months ended October 31, 2013 compared to the same periods in the prior year due to increased license fees in recent quarters when compared to the same periods in the prior year. Logility accounted for 87% of total maintenance revenues for both the three- and six-month periods ended October 31, 2013, respectively, compared to 87% of total maintenance revenues for both the three- and six-month periods ended October 31, 2012. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended October 31,				Six months ended October 31,
	2013		2012		2013		2012
Gross margin on license fees	$4,958	80%	$4,061	74%	$7,015	75%	$7,774	73%
Gross margin on services and other	3,481	30%	4,170	34%	6,669	29%	8,042	32%
Gross margin on maintenance	7,087	78%	6,449	76%	13,997	78%	12,874	77%

Total gross margin	$15,526	58%	$14,680	56%	$27,681	55%	$28,690	55%

For the three and six months ended October 31, 2013, total gross margin percentage increased when compared to the same periods in the prior year primarily due to an increase in the gross margin on license fees and maintenance which was partially offset by a decrease in the gross margin on services.

Gross Margin on License Fees

For the three and six months ended October 31, 2013, gross margin on license fees increased when compared to the same periods in the prior year due to higher license fee revenue and lower amortization expense which temporarily declined in the second quarter due to the completion of capitalized software amortization expense (approximately $625,000 per quarter) from our Voyager project at the end of the first quarter of fiscal 2014. We expect capitalized software amortization expense to increase in the third quarter of fiscal 2014 upon the next major Voyager project release. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three and six months ended October 31, 2013, the gross margin percentage on services and other revenue decreased by 4 and 3 percentage points, respectively, when compared to the same periods in the prior fiscal year due to lower services revenue which resulted in lower utilization rates. Services and other gross margin are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three and six months ended October 31, 2013 and 2012 increased by 2 and 1 percentage points, respectively, when compared to the same periods in the prior fiscal year primarily due to higher maintenance revenue. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

Expenses

	Three Months Ended October 31,				Six Months Ended October 31,
	2013	2012	% of Revenues		2013	2012	% of Revenues
			2013	2012			2013	2012
	(in thousands)				(in thousands)
Research and development	$2,004	$2,303	7%	9%	$4,104	$4,409	8%	8%
Sales and marketing	$5,018	$4,937	19%	19%	$9,412	$9,758	19%	19%
General and administrative	$2,987	$3,079	11%	12%	$6,140	$6,316	12%	12%
Amortization of acquisition-related intangible assets	$125	$125	0%	0%	$250	$250	0%	0%
Other income (expense), net	$417	$309	2%	1%	$461	$582	1%	1%
Income tax expense	$2,116	$1,774	8%	7%	$2,950	$3,346	6%	6%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	October 31, 2013	Percent Change	October 31, 2012
Total capitalized computer software development costs	$924	(3)%	$948
Percentage of gross product research and development costs	32%		29%
Total research and development expense	2,004	(13)%	2,303

Percentage of total revenues	7%		9%
Total research and development expense and capitalized computer software development costs	$2,928	(10)%	$3,251

Percentage of total revenues	11%		12%
Total amortization of capitalized computer software development costs *	$—	(100)%	$625

	Six months ended (in thousands)
	October 31, 2013	Percent Change	October 31, 2012
Total capitalized computer software development costs	$1,641	(9)%	$1,811
Percentage of gross product research and development costs	29%		29%
Total research and development expense	4,104	(7)%	4,409

Percentage of total revenues	8%		8%
Total research and development expense and capitalized computer software development costs	$5,745	(8)%	$6,220

Percentage of total revenues	11%		12%
Total amortization of capitalized computer software development costs *	$625	(50)%	$1,251

*	Included in cost of license fees

For the three and six months ended October 31, 2013, gross product research and development costs decreased when compared to the same periods in the previous fiscal year due to the timing of spending on several software products. Capitalized software development costs decreased for the three and six months ended October 31, 2013 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable research and development projects and we expect capitalized software amortization expense to increase in the third quarter of fiscal 2014 upon the release of the new Voyager software project and then to remain relatively the same for the remainder of the fiscal year. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and six months ended October 31, 2013, sales and marketing expenses increased 2% and decreased 4%, respectively, when compared to the same periods a year ago primarily due to the timing of expenses related to the annual customer conferences and sales commissions. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and six months ended October 31, 2013, the 4% and 3% increase, respectively, in general and administrative expenses was primarily due to legal and audit expenses related to the purchase of Taylor Manufacturing Inc. This increase was partially offset by a recovery of allowance for doubtful accounts due to favorable customer collection activity.

At October 31, 2013, the total number of employees was 368 compared to 365 at October 31, 2012.

Operating Income/(Loss)

	Three Months Ended October 31,			Six Months Ended October 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning	$(666)	$(947)	(30)%	$(2,160)	$(2,180)	(1)%
Collaborative Supply Chain Management	5,315	4,708	13%	8,636	9,131	(5)%
IT Consulting	743	475	56%	1,299	1,006	29%

Total Operating Income	$5,392	$4,236	27%	$7,775	$7,957	(2)%

Our ERP segment operating loss in the three and six months ended October 31, 2013 decreased from the loss in the same periods in the prior year due to higher license fee revenues.

Our SCM segment’s contribution to operating income increased by 13% for the three months ended October 31, 2013 compared to same period last year as a result of increased revenue and lower software amortization expense. Operating income decreased by 5% for the six months ended October 31, 2013 compared to same period last year primarily due to lower license fee revenue.

Our IT consulting segment operating income increased 56% and 29% for the three and six months ended October 31, 2013 compared to same periods last year as a result of improved gross margins from 20% in the second quarter of fiscal 2013 to 26% in fiscal 2014 due to higher billing rates and project profitability.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three and six months ended October 31, 2013, the increase in other income was due primarily to higher realized and unrealized gains on investments as a result of stronger financial market conditions, higher rental income, and less exchange rate losses when compared to the same periods of the prior year. This increase was partially offset by a decrease in interest income on an investment portfolio consisting of a greater proportion of certificates of deposit and municipal bonds when compared to the same periods last year. We recorded a gain of approximately $12,000 for the three months ended October 31, 2013 and a loss of approximately $349,000 for the six months ended October 31, 2012 compared to losses of approximately $93,000 and $183,000 for the three and six months ended October 31, 2012, respectively, from our trading securities.

For the three and six months ended October 31, 2013, our investments generated an annualized yield of approximately 1.28% and 1.42% respectively, compared to approximately 2.01% and 2.06% for the three and six months ended October 31, 2012, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended October 31, 2013, our effective tax rate was 36.4% compared to our effective tax rate of 39% in the three months ended October 31, 2012. We expect our effective rate will be between 36% and 39% during fiscal 2014.

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

The following table shows information about our cash flows and liquidity positions during the six months ended October 31, 2013 and 2012. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

	Six Months Ended October 31, (in thousands)
	2013	2012
Net cash provided by operating activities	$9,636	$6,244
Net cash used in investing activities	(2,762)	(1,639)
Net cash provided by (used in) financing activities	1,188	(4,159)

Net change in cash and cash equivalents	$8,062	$446

For the six months ended October 31, 2013, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to: 1) an increase in accounts payable and other accruals due to timing of payments, 2) higher proceeds from the maturity and sales of trading securities, 3) a decrease in purchases of trading securities, 4) higher unrealized losses on investments due to improved conditions in financial markets compared to the same period last year, 5) an increase in net earnings, and 6) a lower decrease in deferred revenues due to timing of revenue recognition.

This increase was partially offset by: 1) an increase in customer accounts receivable compared to a decrease in the same period last year caused by the timing of closing customer sales and related collections, 2) a decrease in depreciation and amortization, 3) a higher increase in prepaid expenses when compared to the same period last year due to the timing of purchases, 4) a decrease in the tax benefit of stock options exercised compared to an increase in the prior year due to the mix of options exercised, 5) lower stock-based compensation expense due to a decrease in option grants, 6) a higher increase in deferred income taxes due to timing, 7) a decrease to the retirement of property, and 8) a decrease in bond amortization.

The increase in cash used in investing activities when compared to cash provided by investing activities in the same period in the prior year was due primarily to the purchase of a business, net of cash acquired and a decrease in the proceeds from the maturities of investments. This was partially offset by a decrease in capitalized computer software development costs and a decrease in the purchases of property and equipment due to timing of company spending.

Cash provided by financing activities increased when compared to cash used by financing activities in the same period as the prior year due primarily to 1) a decrease in dividends paid, 2) a decrease in repurchase of our common stock in the current period when compared to the same period last year, and 3) an increase in proceeds from exercise of stock options. This was partially offset by a decrease in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of October 31, (in thousands)
	2013	2012
Cash and cash equivalents	$49,226	$39,557
Short and long-term investments	20,944	25,214

Total cash and short and long-term investments	$70,170	$64,771

Net increase (decrease) in total cash and investments (six months ended October 31)	$3,746	$(2,099)

Our total activities provided more cash and investments during the six months ended October 31, 2013, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above and acceleration of the payment of the quarterly dividend.

Days Sales Outstanding in accounts receivable were 58 days as of October 31, 2013, compared to 65 days as of October 31, 2012. This decrease is primarily due to a decrease in sales in recent quarters. Our current ratio on October 31, 2013 was 2.8 to 1 and on October 31, 2012 was 2.9 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $70.2 million in cash and investments with no debt as of October 31, 2013, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 17, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these three repurchase plans, as of December 3, 2013 we have repurchased a total of approximately 3.1 million shares of common stock at a cost of approximately $12.3 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013 describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At October 31, 2013, our goodwill balance was $13.8 million and our intangible assets with definite lives balance was approximately $845,000, net of accumulated amortization.

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

Business Combinations and Intangible Assets Including Goodwill. We account for business combinations using the acquisition method of accounting and accordingly, the identifiable assets acquired and liabilities assumed are recorded based upon management’s estimates of current fair values as of the acquisition date. The estimation process includes analyses based on income and market approaches. Goodwill represents the excess purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The goodwill generated is due in part to the synergies that are not included in the fair value of identifiable intangible assets. Goodwill recorded in an acquisition is assigned to applicable reporting units based on expected revenues. Identifiable intangible assets with finite lives are amortized over there useful lives. Amortization of current technology is recorded in Cost of Revenue-License and amortization of all other intangible assets is recorded in Amortization of acquisition-related intangibles. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in general and administrative expenses in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. In the three and six months ended October 31, 2013, we generated approximately 17% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate gains of approximately $5,000 for the three months ended October 31, 2013 and exchange rate losses of approximately $40,000 for the six months ended October 31, 2013, compared to exchange rate losses of approximately $7,000 and $112,000 for the three and six months ended October 31, 2012, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $249,000 exchange gain or loss for the six months ended October 31, 2013. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of October 31, 2013 was approximately $68.2 million compared to $60.8 million as of October 31, 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended October 31, 2013:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2013 through August 31, 2013	—	$—	—	1,090,138
September 1, 2013 through September 30, 2013	—	—	—	1,090,138
October 1, 2013 through October 31, 2013	—	—	—	1,090,138

Total Fiscal 2014 Second Quarter	—	$—	—	1,090,138

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 6, 2013	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President, Chief Executive Officer, Director and Chief Operating Officer

Date: December 6, 2013	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 6, 2013	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer