Form 10-Q
period 2014-01-31
AMERICAN SOFTWARE INC
filed 2014-03-12
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 7, 2014
Class A Common Stock, $.10 par value	25,360,909 Shares
Class B Common Stock, $.10 par value	2,587,086 Shares

American Software, Inc. and Subsidiaries

FORM 10-Q

Quarter ended January 31, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2014	April 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$52,922	$41,164
Investments	12,874	18,602
Trade accounts receivable, less allowance for doubtful accounts of $174 at January 31, 2014 and $337 at April 30, 2013:
Billed	14,082	13,179
Unbilled	4,027	3,741
Prepaid expenses and other current assets	3,514	3,162

Total current assets	87,419	79,848
Investments—Noncurrent	8,665	6,658
Property and equipment, net of accumulated depreciation of $30,277 at January 31, 2014 and $29,489 at April 30, 2013	3,899	4,482
Capitalized software, net of accumulated amortization of $8,289 at January 31, 2014 and $7,664 at April 30, 2013	10,484	8,708
Goodwill	13,819	12,601
Other intangibles, net of accumulated amortization of $2,740 at January 31, 2014 and $2,256 at April 30, 2013	675	687
Other assets	124	86

Total assets	$125,085	$113,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$993	$1,207
Accrued compensation and related costs	3,019	2,961
Dividends payable	2,788	—
Other current liabilities	3,394	2,969
Deferred income taxes	56	332
Deferred revenue	21,977	21,291

Total current liabilities	32,227	28,760
Deferred income taxes	1,696	1,066
Long-term deferred revenue	740	—
Other long-term liabilities	366	—

Total liabilities	35,029	29,826
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 29,734,650 shares at January 31, 2014 and 29,184,846 shares at April 30, 2013	2,974	2,918
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at January 31, 2014 and April 30, 2013; convertible into Class A shares on a one-for-one basis	259	259
Additional paid-in capital	103,480	98,947
Retained earnings	7,621	5,398
Class A treasury stock, 4,444,815 shares at January 31, 2014 and April 30, 2013, at cost	(24,278)	(24,278)

Total shareholders’ equity	90,056	83,244

Commitments and contingencies
Total liabilities and shareholders’ equity	$125,085	$113,070

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Revenues:
License	$5,002	$4,926	$14,412	$15,512
Services and other	10,167	9,564	33,057	34,371
Maintenance	9,258	8,586	27,207	25,370

Total revenues	24,427	23,076	74,676	75,253

Cost of revenues:
License	727	1,797	3,122	4,609
Services and other	7,695	7,354	23,916	24,119
Maintenance	2,042	1,893	5,994	5,803

Total cost of revenues	10,464	11,044	33,032	34,531

Gross margin	13,963	12,032	41,644	40,722

Research and development	2,338	2,209	6,442	6,618
Sales and marketing	5,032	4,868	14,444	14,626
General and administrative	2,882	2,590	9,106	8,639
Amortization of acquisition-related intangibles	125	125	375	375
Provision/(recovery) for doubtful accounts	47	(51)	(37)	216

Total operating expenses	10,424	9,741	30,330	30,474

Operating income	3,539	2,291	11,314	10,248
Other income (expense):
Interest income	231	293	697	877
Other, net	(33)	164	(38)	162

Earnings before income taxes	3,737	2,748	11,973	11,287
Income tax expense	1,260	608	4,210	3,954

Net earnings	$2,477	$2,140	$7,763	$7,333

Earnings per common share:(a)
Basic	$0.09	$0.08	$0.28	$0.27

Diluted	$0.09	$0.08	$0.28	$0.27

Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.28

Shares used in the calculation of earnings per common share:
Basic	27,686	27,193	27,499	27,139

Diluted	28,187	27,614	27,972	27,601

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.09 and $0.08 for the three months ended January 31, 2014 and 2013 and $0.28 and $0.27 for the nine months ended January 31, 2014 and 2013, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$7,763	$7,333
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,897	3,118
Stock-based compensation expense	1,081	1,117
Bond amortization	1	14
Tax benefit of stock options exercised	409	124
Excess tax benefits from stock-based compensation	(349)	(108)
Net loss on investments	485	118
Retirement of property and equipment	—	15
Deferred income taxes	101	(138)
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(10,291)	(10,763)
Proceeds from maturities and sales of trading securities	13,301	13,070
Accounts receivable, net	(1,062)	917
Prepaid expenses and other assets	(387)	(40)
Accounts payable and other liabilities	69	(4,173)
Deferred revenue	1,413	311

Net cash provided by operating activities	14,431	10,915

Cash flows from investing activities:
Capitalized computer software development costs	(2,402)	(2,647)
Purchases of property and equipment, net of disposals	(205)	(546)
Proceeds from maturities of investments	225	968
Purchases of business, net of cash acquired	(1,241)	—

Net cash used in investing activities	(3,623)	(2,225)

Cash flows from financing activities:
Repurchase of common stock	—	(758)
Excess tax benefits from stock based compensation	349	108
Proceeds from exercise of stock options	3,352	1,612
Dividends paid	(2,751)	(15,471)

Net cash provided by (used in) financing activities	950	(14,509)

Net change in cash and cash equivalents	11,758	(5,819)
Cash and cash equivalents at beginning of period	41,164	39,111

Cash and cash equivalents at end of period	$52,922	$33,292

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited

January 31, 2014

A. Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at January 31, 2014, the results of operations for the three and nine months ended January 31, 2014 and 2013 and cash flows for the nine months ended January 31, 2014 and 2013. The results for the three and nine months ended January 31, 2014 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $450,000 and $1.7 million for the three and nine months ended January 31, 2014, respectively, and $476,000 and $1.7 million for the three and nine months ended January 31, 2013, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At January 31, 2014 and April 30, 2013, unbilled license fees were approximately $1.6 million and $1.1 million, respectively, and unbilled services revenues were approximately $2.4 million and $2.7 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended January 31, 2014		Nine Months Ended January 31, 2014
	Class A	Class B	Class A	Class B
Distributed earnings	$0.10	$0.10	$0.20	$0.20
Undistributed earnings	(0.01)	(0.01)	0.08	0.08

Total	$0.09	$0.09	$0.28	$0.28

Distributed earnings	$2,529	$259	$5,021	$518
Undistributed earnings	(282)	(29)	2,015	209

Total	$2,247	$230	$7,036	$727

Basic weighted average common shares outstanding	25,099	2,587	24,912	2,587

	Three Months Ended January 31, 2013		Nine Months Ended January 31, 2013
	Class A	Class B	Class A	Class B
Distributed earnings	$0.30	$0.30	$0.48	$0.48
Undistributed earnings	(0.22)	(0.22)	(0.21)	(0.21)

Total	$0.08	$0.08	$0.27	$0.27

Distributed earnings	$7,376	$776	$11,796	$1,242
Undistributed earnings	(5,440)	(572)	(5,161)	(544)

Total	$1,936	$204	$6,635	$698

Basic weighted average common shares outstanding	24,606	2,587	24,552	2,587

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended January 31, 2014

	Undistributed & distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,247	25,099	$0.09
Common Stock Equivalents	—	501	—

	2,247	25,600	0.09
Class B Conversion	230	2,587	—

Diluted EPS for Class A	$2,477	28,187	$0.09

Nine Months Ended January 31, 2014

	Undistributed & distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$7,036	24,912	$0.28
Common Stock Equivalents	—	473	—

	7,036	25,385	0.28
Class B Conversion	727	2,587	—

Diluted EPS for Class A	$7,763	27,972	$0.28

Three Months Ended January 31, 2013

	Undistributed & distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,936	24,606	$0.08
Common Stock Equivalents	—	421	—

	1,936	25,027	0.08
Class B Conversion	204	2,587	—

Diluted EPS for Class A	$2,140	27,614	$0.08

Nine Months Ended January 31, 2013

	Undistributed & distributed earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$6,635	24,552	$0.27
Common Stock Equivalents	—	462	—

	6,635	25,014	0.27
Class B Conversion	698	2,587	—

Diluted EPS for Class A	$7,333	27,601	$0.27

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended January 31, 2014

	Undistributed & distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$230	2,587	$0.09
Reallocation of undistributed earnings from Class A shares to Class B shares	1	—	—

Diluted EPS for Class B	$231	2,587	$0.09

Nine Months Ended January 31, 2014

	Undistributed & distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$727	2,587	$0.28
Reallocation of undistributed earnings from Class A shares to Class B shares	(4)	—	—

Diluted EPS for Class B	$723	2,587	$0.28

Three Months Ended January 31, 2013

	Undistributed & distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$204	2,587	$0.08
Reallocation of undistributed earnings to Class A shares from Class B shares	9	—	—

Diluted EPS for Class B	$213	2,587	$0.08

Nine Months Ended January 31, 2013

	Undistributed & distributed earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$698	2,587	$0.27
Reallocation of undistributed earnings to Class A shares from Class B shares	9	—	—

Diluted EPS for Class B	$707	2,587	$0.27

For the three and nine months ended January 31, 2014, we excluded options to purchase 440,196 and 979,764 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2013, we excluded options to purchase 1,712,191 and 1,500,926 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2014, we had a total of 3,223,966 options outstanding and, as of January 31, 2013, we had a total of 3,847,706 options outstanding.

E. Acquisitions

We account for business combinations using the acquisition method of accounting and accordingly, the identifiable assets acquired and liabilities assumed are recorded based upon management’s estimates of current fair values as of the acquisition date. The estimation process includes analyses based on income and market approaches. Goodwill represents the excess purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The goodwill generated is due in part to the synergies that are not included in the fair value of identifiable intangible assets. Goodwill recorded in an acquisition is assigned to applicable reporting units based on expected revenues. Identifiable intangible assets with finite lives are amortized over their useful lives. Amortization of current technology is recorded in cost of revenues-license and amortization of all other intangible assets is recorded in amortization of acquisition-related intangibles. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in general and administrative expenses in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

On August 14, 2013, the Company completed the acquisition of certain assets of privately-held Taylor Manufacturing Systems, USA, LLC (“TMS”) an Atlanta-based provider in the advance planning systems (“APS”) area. The acquisition of TMS will allow the Company to expand its software product offerings.

Under the terms of the purchase agreement, the Company acquired the assets in exchange for a purchase price of $1,807,000. The purchase price consisted of $1,191,000 paid in cash at closing, plus $50,000 in a working capital adjustment, and three additional cash payments of $200,000, generally payable on the anniversary date of the transaction in each of the three years following closing. The additional cash payments resulted in the Company recording a short-term liability of $200,000 for the payment due on the first anniversary and a long-term liability of $366,000 for the payments due on the second and third anniversaries. The Company incurred acquisition costs of approximately $68,500 during the three and nine months ended January 31, 2014. The operating results of TMS are not material for proforma disclosure. We allocated $1,218,000 of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.

The following preliminary allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of August 14, 2013 (in thousands):

Current assets	$130
Goodwill	1,218
Current technology	472

Total Assets Acquired	1,820
Current liabilities	(13)

Net Assets Acquired	$1,807

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

F. Stock-Based Compensation

During the nine months ended January 31, 2014 and 2013, we granted options for 632,500 and 648,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $382,000 and $342,000 and related income tax benefits of approximately $125,000 and $109,000 during the three months ended January 31, 2014 and 2013, respectively. We recorded stock option compensation cost of approximately $1.1 million and $1.1 million and related income tax benefits of approximately $353,000 and $325,000 during the nine months ended January 31, 2014 and 2013, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax deductions in excess of the tax benefits initially recognized for those options (excess tax benefits) as financing cash flows. During the nine months ended January 31, 2014 and 2013, we realized excess tax benefits of approximately $349,000 and $108,000, respectively.

During the nine months ended January 31, 2014 and 2013, we issued 549,804 and 294,006 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2014 and 2013 based on market value at the exercise dates was approximately $2.0 million and $768,000 respectively. As of January 31, 2014, unrecognized compensation cost related to unvested stock option awards approximated $3.9 million, which we expect to recognize over a weighted average period of 1.8 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2014 and April 30, 2013, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	January 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$49,029	$—	$—	$49,029
Marketable securities	7,944	13,327	—	21,271

Total	$56,973	$13,327	$—	$70,300

	April 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$37,716	$—	$—	$37,716
Marketable securities	11,215	13,548	—	24,763

Total	$48,931	$13,548	$—	$62,479

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $268,000 and $271,000 as of January 31, 2014 and April 30, 2013, respectively, and approximately $0 and $226,000 in held-to-maturity investments as of January 31, 2014 and April 30, 2013, respectively, which are not recorded at fair value and thus are not included in the tables above. The held-to-maturity investments consist of certificates of deposits and tax-exempt state and municipal bonds and are recorded at amortized cost. We obtain fair values for these securities from third-party broker statements. We derive the fair value amounts primarily from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at January 31, 2014 and April 30, 2013 (in thousands):

January 31, 2014
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$—	$—	$—	$—
Tax-exempt state and municipal bonds	—	—	—	—

	$—	$—	$—	$—

April 30, 2013
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of Deposit	$—	$—	$—	$—
Tax-exempt state and municipal bonds	226	1	—	227

	$226	$1	$—	$227

The contractual maturities of debt securities classified as held to maturity at January 31, 2014 and April 30, 2013 were as follows (in thousands):

	January 31, 2014	April 30, 2013
Due within one year	$—	$226
Due within two years	—	—
Due within three years	—	—
Due after three years	—	—

	$—	$226

H. Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through January 31, 2014, we have repurchased 909,862 shares of common stock at a cost of approximately $4.9 million. As of January 31, 2014, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,444,815 shares of common stock at a cost of approximately $24.3 million.

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

The SCM segment consists of Logility, a wholly-owned subsidiary, as well as its subsidiary, DMI, which together provide collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) New Generation Computing (“NGC”), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

Our chief operating decision maker is the President and Chief Executive Officer (“CEO”). While the CEO is apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses.

In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2014 and 2013:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Revenues:
Enterprise Resource Planning	$2,630	$2,629	$8,678	$9,537
Collaborative Supply Chain Management	15,908	14,868	47,043	46,673
IT Consulting	5,889	5,579	18,955	19,043

	$24,427	$23,076	$74,676	$75,253

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,522)	$(1,376)	$(3,682)	$(3,556)
Collaborative Supply Chain Management	4,716	3,446	13,352	12,577
IT Consulting	345	221	1,644	1,227

	$3,539	$2,291	$11,314	$10,248

Intersegment eliminations:
Enterprise Resource Planning	$(487)	$(456)	$(1,380)	$(1,452)
Collaborative Supply Chain Management	463	426	1,307	1,369
IT Consulting	24	30	73	83

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(2,009)	$(1,832)	$(5,062)	$(5,008)
Collaborative Supply Chain Management	5,179	3,872	14,659	13,946
IT Consulting	369	251	1,717	1,310

	$3,539	$2,291	$11,314	$10,248

Capital expenditures:
Enterprise Resource Planning	$24	$17	$117	$334
Collaborative Supply Chain Management	26	8	78	185
IT Consulting	—	—	10	27

	$50	$25	$205	$546

Capitalized Software:
Enterprise Resource Planning	$—	$—	$—	$—
Collaborative Supply Chain Management	761	836	2,402	2,647
IT Consulting	—	—	—	—

	$761	$836	$2,402	$2,647

Depreciation and amortization:
Enterprise Resource Planning	$222	$222	$663	$691
Collaborative Supply Chain Management	210	809	1,225	2,421
IT Consulting	3	2	9	6

	$435	$1,033	$1,897	$3,118

Earnings (loss) before income taxes:
Enterprise Resource Planning	$(1,224)	$(934)	$(2,961)	$(2,549)
Collaborative Supply Chain Management	4,616	3,502	13,293	12,649
IT Consulting	345	181	1,641	1,187

	$3,737	$2,748	$11,973	$11,287

Major Customer

No one customer accounted for more than 10% of total revenues for the three and nine months ended January 31, 2014. No one customer accounted for more than 10% of total revenues for the three months ended January 31, 2013. For the nine months ended January 31, 2013, we had one major customer, The Home Depot, which accounted for approximately 11.5%, or $8.6 million of total revenues. Revenues from our major customer for the periods reported are primarily attributable to our IT consulting segment. The related accounts receivable balance for this customer was approximately $1.1 million as of January 31, 2014, and $1.6 million as of April 30, 2013.

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

L. Subsequent Event

On February 14, 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. The cash dividend is payable on May 23, 2014 to Class A and Class B shareholders of record at the close of business on May 9, 2014.

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

In January 2014, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the world economic growth forecast. They noted that, “Global activity strengthened during the second half of 2013, as anticipated in the October 2013 World Economic Outlook (WEO). Activity is expected to improve further in 2014–15, largely on account of recovery in the advanced economies. Global growth is now projected to be slightly higher in 2014, at around 3.7 percent, rising to 3.9 percent in 2015, a broadly unchanged outlook from the October 2013 WEO. But downward revisions to growth forecasts in some economies highlight continued fragilities, and downside risks remain.”

For the remainder of fiscal 2014, we expect the world economy to improve when compared to the prior year, which could result in an improved selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment when compared to the period prior to the last recession. However, we noted some improvement in sales activity in the U.S. and Europe, the Middle East, and Africa during the second and third quarter of fiscal 2014. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

We believe weak economic conditions may be driving some businesses to focus on achieving more process and efficiency improvements in their operations and to invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. If this trend continues, we believe it may tend to favor solutions such as our Logility supply chain solutions, which are designed to provide a more rapid return on investment and are targeted at some of the largest profit drivers in a customer’s business. While current economic conditions have had a particularly adverse impact on the weaker companies in our target markets, we believe a larger percentage of our customers are seeking to make investments to strengthen their operations, and some are taking advantage of current economic conditions to gain market share.

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

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Supply Chain Management (“SCM”), (2) Enterprise Resource Planning (“ERP”) and (3) Information Technology (“IT”) Consulting. The SCM segment consists of Logility, a wholly-owned subsidiary, as well as its subsidiary, Demand Management, Inc. (“DMI”), which together provide collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) New Generation Computing (“NGC”), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2014 and 2013:

	Three Months Ended January 31,
	Percentage of Total Revenues	Pct. Change in Dollars
	2014	2013	2014 vs 2013
Revenues:
License	20%	21%	2%
Services and other	42	42	6
Maintenance	38	37	8

Total revenues	100	100	6

Cost of revenues:
License	3	8	(60)
Services and other	32	32	5
Maintenance	8	8	8

Total cost of revenues	43	48	(5)

Gross margin	57	52	16

Operating expenses:
Research and development	9	9	6
Sales and marketing	21	21	3
General and administrative	12	11	11
Amortization of acquisition-related intangibles	1	1	—
Provision for doubtful accounts	—	—	nm

Total operating expenses	43	42	7

Operating income	14	10	54

Other income (expense):
Interest income	1	1	(21)
Other, net	—	1	nm

Earnings before income taxes	15	12	36
Income tax expense	(5)	(3)	107

Net earnings	10%	9%	16%

nm—not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2014 and 2013:

	Nine Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2014	2013	2014 vs 2013
Revenues:
License	19%	21%	(7)%
Services and other	44	45	(4)
Maintenance	37	34	7

Total revenues	100	100	(1)

Cost of revenues:
License	4	6	(32)
Services and other	32	32	(1)
Maintenance	8	8	3

Total cost of revenues	44	46	(4)

Gross margin	56	54	2

Operating expenses:
Research and development	9	9	(3)
Sales and marketing	19	19	(1)
General and administrative	12	11	5
Amortization of acquisition-related intangibles	1	1	—
Provision for doubtful accounts	—	—	nm

Total operating expenses	41	40	—

Operating income	15	14	10
Other income (expense):
Interest income	1	1	(21)
Other, net	—	—	nm

Earnings before income taxes	16	15	6
Income tax expense	(6)	(5)	6

Net earnings	10%	10%	6%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2014 AND 2013

Revenue

	Three Months Ended January 31,
	2014	2013	% Change	% of Total Revenues
				2014	2013
	(in thousands)
License	$5,002	$4,926	2%	20%	21%
Services and other	10,167	9,564	6%	42%	42%
Maintenance	9,258	8,586	8%	38%	37%

Total revenues	$24,427	$23,076	6%	100%	100%

	Nine Months Ended January 31,
	2014	2013	% Change	% of Total Revenues
				2014	2013
	(in thousands)
License	$14,412	$15,512	(7)%	19%	21%
Services and other	33,057	34,371	(4)%	44%	45%
Maintenance	27,207	25,370	7%	37%	34%

Total revenues	$74,676	$75,253	(1)%	100%	100%

For the three months ended January 31, 2014, the 6% increase in revenues over the three months ended January 31, 2013 was attributable primarily to an 8% increase in in maintenance revenues, a 6% increase in services and other revenues and a 2% increase in license fee revenues. For the nine months ended January 31, 2014, the 1% decrease in revenues over the nine months ended January 31, 2013 was attributable primarily to a 7% decrease in license revenues and a 4% decrease in services and other revenues which was partially offset by a 7% increase in maintenance revenues.

Due to intense competition in our industry we do discount license fees from our published list price. Numerous factors contribute to the amount of the discounts provided, such as previous customer purchases, the number of customer sites utilizing the software, the number of modules purchased and the number of users, as well as the overall size of the contract. While all these factors may affect the discount amount of a particular contract, the overall percentage discount has not materially changed in the recent reported fiscal periods.

The change in our revenues from period to period is primarily due to the volume of products and related services sold in any period and the amount of products or modules purchased with each sale.

International revenues represented approximately 17% of total revenues in the three and nine months ended January 31, 2014 and represented approximately 17% and 14% of total revenues in the three and nine months ended January 31, 2013, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenue

	Three Months Ended January 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$421	$412	2%
Supply Chain Management	4,581	4,514	1%

Total license revenues	$5,002	$4,926	2%

	Nine Months Ended January 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$1,821	$1,404	30%
Supply Chain Management	12,591	14,108	(11)%

Total license revenues	$14,412	$15,512	(7)%

For the three and nine months ended January 31, 2014, license fee revenues increased 2% and decreased 7%, respectively, when compared to the same periods in the prior year. While we expect a degree of quarterly fluctuation due to the timing of signing license fee agreements, our SCM and ERP units experienced an increase in license fee close rates in the current quarter when compared to the same period last year due to an improvement in business investment activity toward the end of the quarter. In the nine months ended January 31, 2014, license fee revenues from our SCM business unit decreased 11% when compared to the corresponding periods in the prior year due to poor close activity in the first quarter of fiscal 2014 as a result overall uncertainty in global economic markets at the time. Our SCM business unit constituted 92% and 87% of total license fee revenues for the three and nine months ended January 31, 2014, respectively, compared to 92% and 91% for the three and nine months ended January 31, 2013, respectively. Our ERP business unit license fee revenues increased by 2% and 30% for the three and nine months ended January 31, 2014, respectively, when compared to the same periods in the prior year, primarily due to an increase in license fee sales to the apparel and retail industries due to improved sales execution and sales environment.

The direct sales channel provided approximately 79% and 69% of license fee revenues for the three and nine months ended January 31, 2014, respectively, compared to approximately 68% and 72% of license fee revenues for the three and nine months ended January 31, 2013, respectively. The increase in the proportion of sales by our direct sales channel, which tends to target larger companies, for the current quarter when compared to the prior year period is primarily due to several larger sales compared with the same time last year. In general, large and midsized companies do not require access to capital markets to fund expenditures to the same degree as do smaller companies. Thus, our indirect sales channel faces relatively greater challenges in the current economy, as the indirect channel tends to target smaller companies. For the three and nine months ended January 31, 2014, our margins after commissions on direct sales were approximately 83% and 84% compared to 81% and 85% for the three and nine months ended January 31, 2013, respectively. For the three months ended January 31, 2014 compared to the same period in the prior year our direct margins increased due to the concentration (or mix) of sales staff achieving certain commission rate levels when compared to the same period last year. For the three and nine months ended January 31, 2014, our margins after commissions on indirect sales were approximately 45% and 52%, respectively, compared to 32% and 41% for the three and nine months ended January 31, 2013, respectively. The indirect channel margins decreased for the three months ended January 31, 2014 and increased for the nine months ended January 31, 2014 when compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenue

	Three Months Ended January 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$1,009	$1,079	(6)%
Supply Chain Management	3,269	2,906	12%
IT Consulting	5,889	5,579	6%

Total services and other revenues	$10,167	$9,564	6%

	Nine Months Ended January 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$3,338	$4,847	(31)%
Supply Chain Management	10,764	10,481	3%
IT Consulting	18,955	19,043	0%

Total services and other revenues	$33,057	$34,371	(4)%

For the three months ended January 31, 2014, services revenue increased by 6%, due to increase from our SCM implementation services and IT Consulting business segments, partially offset by a decrease in ERP. For the nine months ended January 31, 2014, services revenue decreased by 4%, due primarily to decrease in our ERP business segment partially offset by an increase from our SCM business segment. For the three and nine months ended January 31, 2014, services and other revenues from Logility (SCM) increased by 12% and 3%, respectively, when compared to the prior year periods due to improved license fee sales in recent periods, which tend to increase services implementation revenue. For the three and nine months ended January 31, 2014, our ERP segment’s revenues decreased 6% and 31%, respectively, when compared to the prior year periods due to completion of one large implementation project in the apparel industry in the second quarter last year. For the three and nine months ended January 31, 2014, our IT Consulting segment’s revenues increased 6% and 0%, respectively, when compared to the prior year periods due to an increase in project work at our larger customers. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenue

	Three months Ended January 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$1,200	$1,138	5%
Supply Chain Management	8,058	7,448	8%

Total maintenance revenues	$9,258	$8,586	8%

	Nine months Ended January 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$3,519	$3,286	7%
Supply Chain Management	23,688	22,084	7%

Total maintenance revenues	$27,207	$25,370	7%

For the three and nine months ended January 31, 2014, maintenance revenues increased 8% and 7%, respectively, when compared to the same periods in the prior year due primarily to higher license fee sales in recent quarters and improved renewal rates in our SCM unit, which experienced a 8% and 7% increase in maintenance revenue for the three and nine months ended January 31, 2014, respectively, when compared to the same periods last year. Our legacy ERP unit experienced an increase of 5% and 7%, respectively, for the three and nine months ended January 31, 2014 compared to the same periods in the prior year. Logility accounted for 87% of total maintenance revenues for both the three- and nine-month periods ended January 31, 2014, respectively, compared to 87% of total maintenance revenues for both the three- and nine-month periods ended January 31, 2013. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
	2014		2013		2014		2013
Gross margin on license fees:	$4,275	85%	$3,129	64%	$11,290	78%	$10,903	70%
Gross margin on services and other:	2,472	24%	2,210	23%	9,141	28%	10,252	30%
Gross margin on maintenance:	7,216	78%	6,693	78%	21,213	78%	19,567	77%

Total gross margin:	$13,963	57%	$12,032	52%	$41,644	56%	$40,722	54%

For the three and nine months ended January 31, 2014, total gross margin percentage increased when compared to the same periods in the prior year primarily due to an increase in the gross margin on license fees and to a lesser extent an increase in services gross margin in the current quarter and maintenance gross margin in the nine months ended January 31, 2014.

Gross Margin on License Fees

For the three and nine months ended January 31, 2014, gross margin on license fees increased when compared to the same periods in the prior year due to lower amortization expense which temporarily declined in the second and third quarter due to the completion of capitalized software amortization expense (approximately $625,000 per quarter) from our Voyager project at the end of the first quarter of fiscal 2014. We expect capitalized software amortization expense to increase in the fourth quarter of fiscal 2014 upon the next major Voyager project release. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the nine months ended January 31, 2014, the gross margin percentage on services and other revenue increased by 1% and decreased by 2% percentage points when compared to the same period in the prior fiscal year due to the timing of hiring new staff and related staff utilization and billing rates per project. Services and other gross margin are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three and nine months ended January 31, 2014 and 2013 were essentially the same. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended January 31,				Nine Months Ended January 31,
	2014	2013	% of Revenues		2014	2013	% of Revenues
			2014	2013			2014	2013
	(in thousands)				(in thousands)
Research and development	$2,338	$2,209	9%	10%	$6,442	$6,618	9%	9%
Sales and marketing	$5,032	$4,868	21%	21%	$14,444	$14,626	19%	19%
General and administrative	$2,929	$2,539	12%	11%	$9,069	$8,855	12%	12%
Amortization of acquisition-related intangible assets	$125	$125	1%	1%	$375	$375	1%	0%
Other income (expense), net	$198	$457	1%	2%	$659	$1,039	1%	1%
Income tax expense	$1,260	$608	5%	3%	$4,210	$3,954	6%	5%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended
	January 31, 2014	Percent Change	January 31, 2013
	(in thousands)
Total capitalized computer software development costs	$761	(9)%	$836
Percentage of gross product research and development costs	25%		27%
Total research and development expense	2,338	6%	2,209

Percentage of total revenues	9%		9%
Total research and development expense and capitalized computer software development costs	$3,099	2%	$3,045

Percentage of total revenues	13%		13%
Total amortization of capitalized computer software development costs *	$—	(100)%	$625

	Nine Months Ended
	January 31, 2014	Percent Change	January 31, 2013
	(in thousands)
Total capitalized computer software development costs	$2,402	(9)%	$2,647
Percentage of gross product research and development costs	27%		29%
Total research and development expense	6,442	(3)%	6,618

Percentage of total revenues	9%		9%
Total research and development expense and capitalized computer software development costs	$8,844	(5)%	$9,265

Percentage of total revenues	12%		12%
Total amortization of capitalized computer software development costs *	$625	(67)%	$1,876

*	Included in cost of license fees

For the three and nine months ended January 31, 2014, gross product research and development costs increased 2% and decreased 5% when compared to the same periods in the previous fiscal year due to the timing of research and development spending on enhancement of several software products. Capitalized software development costs decreased for the three and nine months ended January 31, 2014 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable research and development projects and we expect capitalized software amortization expense to increase in the fourth quarter of fiscal 2014 upon the release of the new Voyager software project and then to remain relatively the same for the next fiscal year. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and nine months ended January 31, 2014, sales and marketing expenses increased 3% and decreased 1%, respectively, when compared to the same periods a year ago primarily due to timing of sales headcount, sales commissions and, to a lesser extent, increases in travel, marketing, and recruiting costs. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and nine months ended January 31, 2014, the 15% and 2% increase, respectively, in general and administrative expenses was primarily due to increase variable compensation in the current quarter when compared to the same quarter last year. For the nine months ended January 31, 2014, the increase when compared to the same period last year was primarily due to legal and audit expenses related to the purchase of Taylor Manufacturing Inc. in the second quarter of fiscal 2014 and variable compensation. This increase was partially offset by a recovery of allowance for doubtful accounts due to favorable customer collections.

At January 31, 2014, the total number of employees was 360 compared to 371 at January 31, 2013.

Operating Income/(Loss)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning	$(1,522)	$(1,376)	11%	$(3,682)	$(3,556)	4%
Collaborative Supply Chain Management	4,716	3,446	37%	13,352	12,577	6%
IT Consulting	345	221	56%	1,644	1,227	34%

Total operating income	$3,539	$2,291	54%	$11,314	$10,248	10%

Our ERP segment operating loss in the three and nine months ended January 31, 2014 increased from the same period in the prior year due to lower services and other revenues partially offset by an increase in license fee revenue.

Our SCM segment’s contribution to operating income increased by 37% and 6% for the three and nine months ended January 31, 2014, respectively, compared to the same periods last year as a result of an increase in revenues and lower software amortization expense.

Our IT consulting segment operating income increased 56% and 34% for the three and nine months ended January 31, 2014, respectively, compared to the same periods last year. This increased income is a result of an increase in IT staffing and project work from our customers, especially the IT consulting segment’s principal customer, The Home Depot.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended January 31, 2014, the decrease in other income was due primarily to: less realized and unrealized gains on investments, an increase in exchange rate losses, a decrease in interest income. This decrease was partially offset by an increase in rental income when compared to the same period last year. For the nine months ended January 31, 2014, the decrease in other income was due primarily to: higher realized and unrealized losses on investments as compared to gains in the same period prior year due to market conditions, a decrease in interest income, and an increase in exchange rate losses. This increase was partially offset by an increase in rental income interest income. We recorded losses of approximately $135,000 and $485,000 for the three and nine months ended January 31, 2014, respectively, compared to gains of approximately $65,000 and losses of $118,000 for the three and nine months ended January 31, 2013, respectively, from our trading securities.

For the three and nine months ended January 31, 2014, our investments generated an annualized yield of approximately 1.33% and 1.39%, respectively, compared to approximately 2.01% and 1.91% for the three and nine months ended January 31, 2013, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended January 31, 2014, our effective tax rate was 33.7% compared to our effective tax rate of 22.1% in the three months ended January 31, 2013. The effective tax rates for the third quarter of fiscal 2013 are lower than the current quarter due to the approval of the research and development tax credit during the third quarter of fiscal 2013 which resulted in a “catch-up” credit adjustment for the period January 1, 2012 to January 31, 2013. During the nine months ended January 31, 2014, our effective rate was 35.2% compared to our effective rate of 35.0% in the nine months ended January 31, 2013. We expect our effective rate will be between 35% and 38% during fiscal 2014.

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

The following table shows information about our cash flows and liquidity positions during the nine months ended January 31, 2014 and 2013. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

	Nine Months Ended January 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$14,431	$10,915
Net cash used in investing activities	(3,623)	(2,225)
Net cash provided by (used in) financing activities	950	(14,509)

Net change in cash and cash equivalents	$11,758	$(5,819)

For the nine months ended January 31, 2014, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to: 1) an increase in accounts payable and other accruals due to timing of payments, 2) an increase in deferred revenues due to timing of revenue recognition, 3) a decrease in purchases of trading securities, 4) an increase in net earnings, 5) higher unrealized losses on investments due to poor conditions in financial markets compared to the same period last year, 6) higher tax benefits from stock options exercised, 7) an increase in deferred income taxes compared to a decrease last year due to timing, and 8) higher proceeds from the maturity and sales of trading securities. This increase was partially offset by: 1) an increase in customer accounts receivable compared to a decrease in the same period last year caused by the timing of closing customer sales and related collections, 2) a decrease in depreciation and amortization, 3) an increase in prepaid expenses due to the timing of purchases, 4) higher excess tax benefits from stock-based compensation, 5) lower stock-based compensation expense, 6) a decrease in the retirement of property, and 7) a decrease in bond amortization.

The increase in cash used in investing activities when compared to the same period in the prior year was due primarily to the purchase of a business, net of cash acquired and a decrease in the proceeds from the maturities of investments. This was partially offset by a decrease in the purchases of property and equipment due to timing of company spending and a decrease in capitalized computer software development costs due to the timing of projects.

Cash provided by financing activities increased when compared to cash used in financing activities in the same period as the prior year due primarily to 1) a decrease in dividends paid, 2) an increase in proceeds from exercise of stock options, 3) decrease in repurchases of our common stock in the current period when compared to the same period last year, and 4) an increase in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of January 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$52,922	$33,292
Short and long-term investments	21,539	24,352

Total cash and short and long-term investments	$74,461	$57,644

Net change in total cash and investments (nine months ended January 31)	$8,037	$(9,226)

Our total activities used more cash and investments during the nine months ended January 31, 2014, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above and the payment of the quarterly and accelerated dividends.

Days Sales Outstanding in accounts receivable were 67 days as of January 31, 2014, compared to 75 days as of January 31, 2013. This decrease is primarily due to improved collections. Our current ratio on January 31, 2014 was 2.7 to 1 and on January 31, 2013 was 2.9 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $74.5 million in cash and investments with no debt as of January 31, 2014, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 17, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these three repurchase plans, as of March 10, 2014 we have repurchased a total of approximately 3.1 million shares of common stock at a cost of approximately $12.3 million.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At January 31, 2014, our goodwill balance was $13.8 million and our intangible assets with definite lives balance was approximately $675,000, net of accumulated amortization.

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

Foreign Currency. In the three and nine months ended January 31, 2014, we generated approximately 17% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $133,000 and $173,000 for the three and nine months ended January 31, 2014, respectively, compared to exchange rate losses of approximately $10,000 and $122,000 for the three and nine months ended January 31, 2013, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $271,000 exchange gain or loss for the nine months ended January 31, 2014. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of January 31, 2014 was approximately $70.6 million compared to $55.8 million as of January 31, 2013.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) The following table summarizes repurchases of our stock in the three months ended January 31, 2014:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2013 through November 30, 2013	—	$—	—	1,090,138
December 1, 2013 through December 31, 2013	—	—	—	1,090,138
January 1, 2014 through January 31, 2014	—	—	—	1,090,138

Total Fiscal 2014 Third Quarter	—	$—	—	1,090,138

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: March 12, 2014	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President, Chief Executive Officer, Director and Chief Operating Officer

Date: March 12, 2014	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 12, 2014	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer