Form 10-K
period 2014-04-30
AMERICAN SOFTWARE INC
filed 2014-07-14
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, 24,920,371Class A Common Shares and 2,587,086 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 31, 2013) of the Class A shares held by non-affiliates on that date was approximately $212.2 million. At July 7, 2014, 25,667,110 Class A Common Shares and 2,587,086 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2014

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

Company Overview

American Software, Inc. (“American Software” or the “Company”) was incorporated as a Georgia corporation in 1970. We develop, market and support a portfolio of software and services that deliver enterprise management and collaborative supply chain solutions to the global marketplace. Our software and services are designed to bring business value to enterprises by supporting their operations over cloud-based Internet-architected solutions. References to “the Company,” “our products,” “our software,” “our services” and similar references include the appropriate business unit actually providing the product or service.

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Supply Chain Management (SCM), (2) Enterprise Resource Planning (ERP), and (3) Information Technology (IT) Consulting.

The SCM segment consists of Logility, Inc. (“Logility”), which provides collaborative supply chain solutions to streamline and optimize the forecasting, inventory , production, supply, allocation, distribution and management of products between trading partners. The ERP segment consists of (1) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (2) New Generation Computing (NGC), which provides industry-specific business software to both retailers and manufacturers in the apparel, footwear, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance, and support services.

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

Industry Background

Companies that effectively communicate, collaborate and integrate with their trading partners (customers, suppliers, and carriers) within the extended enterprise or supply chain can realize significant competitive advantages in the form of lower costs, improved customer service, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners to forecast demand, source, manufacture and deliver goods and services to the end consumer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that influence the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

In response to increasing global competition, companies are continually seeking new ways to enhance the productivity of their operations. Computer software applications can be an effective tool for companies to re-engineer and streamline their core business processes. ERP applications help companies reduce employee headcount and increase employee utilization through recording, consolidating, and reporting the large quantities of transactional data that are generated through daily operations. Core ERP applications include automation of financial reporting, human resources, and supply chain functions. Included in supply chain functions are applications that assist companies in managing relationships with external trading partners such as customers, suppliers, manufacturers, distributors, retailers, and carriers.

Today, several market trends are driving organizations to expand collaboration with trading partners along the supply chain. A general shift in market power has forced manufacturers and distributors to become more responsive to retailers and consumers, which has increased the demand for improved planning capabilities. At the same time, global economic conditions and competitive pressures are forcing businesses to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are under pressure to better manage the supply chain as they seek to improve manufacturing efficiency and logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the increasing globalization and complexity of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

To compete in global markets, businesses must improve the performance of their supply chains, as well as the key functions, processes and technologies that make up an integrated supply chain network. Supply chain software solutions create a competitive advantage by modeling the time-phased need for products at a specific location in the business network and enables reducing the cost of goods sold, improving customer service, building global brands and increasing global supply chain visibility as companies move product to the market quicker. Our customers’ goal is to provide the right product in the right place at the right time at a competitive price.

Where appropriate, our software solutions expand the potential user community and streamline collaboration among the various trading partners in the supply chain. The supply chain planning process focuses on demand forecasting, supply and inventory optimization, global sourcing, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, streamline global sourcing, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service. The supply chain execution function addresses procuring, manufacturing, warehousing, fulfilling orders and distributing products throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the optimization of transportation operations and the need for integration with planning systems and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors.

In order to effectively manage and coordinate supply chain activities, companies require sales and operations planning, supply chain planning, allocation, sourcing, supply chain execution, and supply chain analytics software that provides for integrated communication, optimization and collaboration among the various constituents throughout the supply chain network. This enhanced collaboration synchronizes production plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays, excess inventory and distribution network problems.

In addition, companies seek sales and operations planning systems to synchronize the time phased needs of market demand with inventory investments. Organizations are also demanding solutions that are modular and scalable to fit the changing needs of the organization.

Business Segments

Segment 1—Supply Chain Management

Logility, Inc.

Logility, our wholly-owned subsidiary, provides supply chain management (SCM) solutions, an integrated set of sales and operations planning, demand planning, inventory optimization, manufacturing, supply planning, and transportation optimization solutions.

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

Today, Logility’s customer base is approximately 1,250 companies located in approximately 80 countries, which gives Logility what we believe is the largest active installed base of supply chain planning customers among all application software vendors. Logility markets and sells the Demand Solutions® product line to the global small and midsize enterprise (SME) market through the global VAR distribution network of Demand Management, Inc. (“DMI”). Logility also offers the Logility Voyager Solutions™ suite through both direct and indirect sales channels to customers with distribution-intensive supply chains, ranging from upper-midsize to Fortune 1000 companies.

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

Today, several market trends are driving organizations to invest in supply chain initiatives. Global economic conditions and competitive pressures are forcing companies to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are under pressure to better manage the supply chain as they seek to reduce costs, improve manufacturing efficiency and accelerate logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

Companies are increasingly deploying supply chain application solutions to address their supply chain planning, inventory optimization, and transportation requirements. Supply chain planning and optimization functions involve the use of information and analysis to facilitate the on-time delivery of the right products to the correct location at the right time and at the optimal total cost. The planning process focuses on forecasting and demand management, inventory and supply optimization, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize manufacturing scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service.

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

The May 2014 Gartner, Inc. report, Market Snapshot: Supply Chain Management Software, Worldwide 2013, states, “While all supply chain segments are forecast to grow, highlights include inventory optimization, sales and operations planning (S&OP), transportation management systems, global trade management and procurement technologies. These are areas of focus for many businesses today, and this trend is expected to continue through 2014, driving a five-year compounded annual growth rate of 9.6% (based on revenue) through 2018.”

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

Logility Products and Services

Leveraging its SCM expertise, Logility has been an innovator in developing and deploying supply chain solutions, with its first Internet-based collaborative planning software application implemented in 1996. Logility continues to invest and expand its innovative solutions, which support the planning, optimization and collaboration as well as sales and operations planning (S&OP).

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

With approximately 1,250 customers in approximately 80 countries, Logility is a leading provider of collaborative supply chain solutions that help small, midsize, large and Fortune 1000 companies realize substantial bottom-line results. Logility provides two product suites, Logility Voyager Solutions and Demand Solutions, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite features advanced analytics capabilities and provides supply chain visibility; demand, inventory and replenishment planning; S&OP, supply and inventory optimization; manufacturing planning and scheduling; merchandise planning and allocation, and transportation planning and management. The Demand Solutions product suite provides forecasting, demand planning, requirements planning, sales & operations planning, retail planning, production planning and scheduling, collaboration and analytics for maximizing profits for small to midsize manufacturing, distribution and retail operations.

Logility has licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including Abercrombie & Fitch, Ann Taylor, Avery Dennison Corporation, Berry Plastics Corporation, Big Lots!, Clarks, Continental Mills, Electrolux, Everlast Worldwide, Fastenal Company, Ferguson Wholesale, Foot Locker, Gategroup, Johnstone Supply, Kraft, L’Oreal, New Belgium Brewing Company, Procter & Gamble, Remington Products Company, Rexnord, , Shiseido Americas, Sigma Aldrich, Trek Bicycle, Verizon Wireless, Urban Outfitters, Warnaco, WD-40 Company, Westward Pharmaceutical Company and VF Corporation. Logility sells products and services through direct and indirect channels. Logility derived approximately 25% of its revenues in the fiscal year ended April 30, 2014 from international sales.

Product Features: Logility Voyager Solutions

Logility Voyager Solutions is an integrated software suite that provides advanced SCM including collaborative planning, forecasting and replenishment, multi-echelon inventory optimization, optimized supply sourcing, production management, merchandise planning, allocation, and optimized transportation capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service. Logility Voyager Solutions incorporates performance management analytics to drive decision support for critical processes such as demand management, supply and inventory optimization, manufacturing planning and scheduling, transportation planning and management and S&OP.

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

DEMAND OPTIMIZATION

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

Voyager Event Planning™ integrates marketing strategies with forecasting, distribution and logistics planning to calculate the impact of promotional plans and demand shaping strategies such as price discounts, coupons, advertising, special packaging and product placement.

Voyager Proportion Profile Planning™ automates the process of detailed SKU-level forecasting using attributes like style, color and size for large numbers of SKUs. Time-phased profiles meet the market goals for product categories while increasing forecast accuracy at the granular level.

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

SUPPLY OPTIMIZATION

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

RETAIL OPTIMIZATION

Voyager Merchandise Planning™ creates financial merchandise plans for total company and individual store to increase visibility and maintain “open to buy” plans, margin planning and unit ladder plans at various levels in the merchandise hierarchy.

Voyager Allocation™ optimizes short term unit sales and stock projections by store and facilitates the automatic replenishment based on daily sales data. Capabilities also include pre-pack optimization to accelerate the receipt and shipment of inventory to specific store locations.

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

Product Features: Demand Solutions

Demand Solutions’ proven, sophisticated supply chain software provides a smooth transition from spreadsheet management to robust supply chain planning, reporting and tracking. It is simple to install and easy to use, yet able to support the entire Integrated Business Planning (IBP) process, which many supply chain experts endorse as a best practice for supply chain planning.

Demand Solutions offers three separate product platforms: DS1, DS-SaaS and DSX. The DS1 suite continues to build on the company’s 27-year heritage supporting the global SME market. DSX was introduced in February 2010 and combines this history of supply chain experience with the latest technology to create a highly flexible supply chain planning solution. Built on a flexible architecture with configurability, scalability, performance and security in mind, DSX is the culmination of more than two decades of customer-driven supply chain functionality. Both suites offer the same features which allow customers a growth path as their needs change.

While the DSX functionality is the same as DS1, the DSX platform was architected to exploit and apply new technologies to provide best-in-class supply chain efficiencies. Demand Solutions launched DS-SaaS in January 2013 and supports both Software-as-a-Service and Infrastructure-as-a-Service. We are supporting both On-Demand Self Service and Broad Network Access. With our Web Services integration, our customers can utilize the Demand Solutions cloud offering (DS-SaaS) in conjunction with their system of record regardless of whether it is hosted, SaaS or On-Premise. All product platforms also incorporate social supply chain technology that enables supply chain partners around the world to collaborate in real time using intuitive, “always-on” social media tools.

The Demand Solutions application suite makes it easier to predict future demand and make informed decisions to optimize inventory turns, improve customer service levels and increase profitability. Demand Solutions is a complete time-phased, multi-tiered demand planning and replenishment system and a proven platform for vendor-managed inventory. Demand Solutions helps manufacturers, wholesalers and distributors exchange inventory information in real time, proactively manage demand rather than operate in reactive mode, and increase profitability.

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

Demand Solutions Sales & Operations Planning automates and continually analyzes the monthly integrated business planning process, while also giving all supply chain stakeholders (internal and external to the organization) the social media tools to continue collaborating in between planning meetings. There are two annual business plans available for each of the sections of data (bookings, sales, production, inventory, backlog and shipments): the Annual Plan and the Flexible Plan. Demand Solutions was one of the first S&OP tools on the market and the company has more than 17 years of S&OP implementation experience.

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

3M Australia

Ashley Furniture

Avery Dennison Corporation

BodyBuilding.com

Boise Paper Holdings, LLC

Caribou Coffee Company

Carrie Francis

Clement Pappas & Co., Inc.

Cliff Bar & Company

Cott Beverages Limited

EURO-PRO Operating LLC

Glen Raven, Inc.

Haddon House Food Products, Inc.

Hamilton Beach Proctor-Silex

Hostess Brands

Huhtamaki

Jackson Family Wines

Kelly Moore Paint Company, Inc

L’Oreal

Lance, Inc.

Levolor

Marquez Brothers International

Mizuno USA

Moen

Mohawk Industries

Nestle

Neatfreak

Oceana Brands Limited

Pacific World Cosmetics

Parmalat South Africa

Peninsula Beverage Company

Pinnacle Foods

Polaris Industries

Procter & Gamble

Reckitt Benckisen

Rockline Industries

Sazerac Company

J. R. Simplot Company

Ste. Michelle Wines Estates Ltd.

Sunny Delight Beverages Company

Taylor Fresh Foods

The Stanley Works

Xango, LLC

Zimmer K.K.

  Telecommunications & Utilities

Brightstar Corporation

Britsh Telecom

KGP Telecommunications

Verizon Wireless

Abbott Laboratories

Berry Plastics Corporation

BP Singapore Pte. Limited

Bracco Imagining s.p.a.

Chamberlain Group

CooperVision

Dow Chemical Company

EGO Pharmaceuticals, PTY LTD

Fisher Scientific International

Genzyme Diagnostics

ME Global

Sandoz

Shell Oil Company

Sigma-Aldrich Corporation

Sunovion Pharmaceuticals, Inc.

          Retail & Apparel

5.11 Tactical

Aeropostale

AGS Sports, Inc.

Aktieselskabet AF

Alberto Makali

American Textile

Antartico Comercializadora SA de CV

Arizona Nutritional Supplements, LLC

Armani Exchange, Inc.

Art Van Furniture

Ballet Jewels

BBC International

Bernard Cap Co., Inc.

Bestseller

Billabong International Unlimited

Bioworld Merchandising

Biscotti

Blank Generation

Bobs Discount Furniture

Blair Corporation

BRICA

Boots UK, Ltd.

Broder Brothers

Brooks Sports

Cache

Carhartt

Casual Male Retail Group

Color Image Apparel, Inc.

Delta Apparel

Destination XL

Eric Javits

Everlast Worldwide

Evy of California

Fam Brands

Fashion Avenue Knits

FGL Group

Foot Locker, Inc.

Foschini Retail Group Pty

Godiva

Goodwill Industries

GTM Sportswear

HMX Group

Hugo Boss

ISDA & Co.

J Franco

Janouras Custom Design, Ltd.

Jaya Apparel, LLC

Jerry Leigh Entertainment

Jerzees

John Paul Richard

Jos. A. Banks Clothiers

Just Fabulous

Land’n Sea

Landau Uniform

Legendary Whtietails

Liz Claiborne

L’Koral, LLC

Lucky Zone

Manhattan Beachwear, LLC

Modell's Sporting Goods

Nicole Miller

Parigi Group

Polo Ralph Lauren

Rawlings Sporting Goods

Red Wing Shoe Company

Renfro

Revise Clothing

Rocky Brands

Russell Corporation

Spanx

Spartan Sportswear

Sport Obermeyer

Starbucks

Stony Apparel

Summit Resource International

Swatfame

The Home Depot

Tibi

Tiffany & Co.

Topson Downs

Tristan & America

T-Shirt International

Unifirst Corp

Valley Apparel LLC

Vesi Sportswear

VF Corporation

W Diamond Group

Warnaco

Williamson-Dickie Manufacturing

Wohali Outdoors

Briggs & Stratton

Cintas Corporation

Corning Cable Systems

Dal-Tile Corporation

Dassault Falcon Jet

IBM/Synertech

Ingram Micro

Intertape Polymer Group

Johnson Controls

JohnsonDiversey, Inc

Louisiana-Pacific Corporation

Newell Rubbermaid

Parker Hannifin Corporation

Reliable Automatic Sprinkler

Seagate Technology LLC

Seco Tools AB

Siemens Medical Solutions Diagnostics

Sonoco Products

Tyco Safety Products

Universal Fiber Systems

WD40 Company

      Wholesale Distribution

American Hotel Register Company

Amerisource Bergen Specialty Group

Balkamp, Inc.

ChemPoint

CHF Industries

Doosan Group

Fastenal Company

Ferguson Enterprises

Fintyre S.p.A.

GateGroup

Groupe Seb Holdings

Johnstone Supply

Komatsu Europe International NV

SAIC

Standard Motor Products

Tireco

Trelleborg Wheel Systems SPA

One customer, The Home Depot, accounted for 9.6% of our total revenues during fiscal 2014. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector customers.

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

Sales and Marketing

We market our products through direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and have sales and/or support offices in Boston, Chicago, Dallas, Indianapolis, New York, St. Louis, Miami and Pittsburgh. We manage sales channels outside of North America from our international offices, primarily in the United Kingdom.

In addition to our employee sales force, we have developed a network of agents who assist in selling our products globally. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in North America, South America, Mexico, Europe, South Africa, and the Asia/Pacific region, distribute our product lines domestically and in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products. Our global distribution channel consists of approximately 65 organizations with sales, implementation and support resources serving customers in more than 80 countries.

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

Cloud and Managed Services. We offer our customers the option to deploy Voyager and Demand Solutions in a SaaS (Software-as- a- Service), hosted or On-premise model. Cloud Services provides companies a choice in deployment methodology and services that best suit their individual needs and allows them to evolve as their business changes; moving between SaaS, on-premise, and managed services as their IT strategies transform. Managed Services leverage our resources to assist and augment the customer’s technical and operational needs on a day-to-day basis.

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

Logility’s current release of Logility Voyager Solutions is version 8.5, released in March 2014. Version 8.5 uses an Internet-based architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution and collaborative commerce. Logility Voyager Solutions interfaces with software of leading ERP vendors such as SAP and Oracle.

The current release of the traditional Demand Solutions products is version 11 and the first release of DSX was introduced in February 2010. These products are designed to work with a wide variety of MRP, ERP and legacy enterprise applications.

Our client/server and Internet-based solutions will be important for our long-term growth. As of April 30, 2014, we employed 72 persons in product research, development and enhancement activities.

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

•	Vendors focusing on the supply chain application software market, including, but not limited to, vendors such as JDA Software and Kinaxis;

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

Leverage and Expand Installed Base of Customers. We currently target businesses in the consumer goods, chemicals and pharmaceuticals, food and beverage, retail, apparel and sewn products, and oil and gas industries. We intend to continue to leverage our installed base of more than 1,250 customers to introduce additional functionality, product upgrades, and complementary modules. In addition, we intend to expand sales to new customers in our existing vertical markets and to target additional vertical markets over time.

Continue to Expand Sales and Marketing. We intend to continue to pursue an increased share of the market forSCM and ERP software solutions by expanding our sales and marketing activities. We believe our competitive advantages include providing rapid implementation, easy-to-maintain configuration, and quick time-to-benefit across the full spectrum of customer operations. Logility intends to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, retail and manufacturing supply chains, and NCG intends to continue to focus on the apparel, footwear, sewn products, and furniture industries, adding sales and marketing resources when appropriate.

Expand Indirect Channels to Increase Market Penetration. We believe that key relationships with VARs will increase sales and expand market penetration of our products and services. During fiscal 2014 we continued to add VARs to the DMI channel in countries such as Canada, Israel and Russia. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in more than 80 countries.

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

Increase Penetration of International Markets. In the fiscal year ended April 30, 2014, we generated 17% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. Logility, along with its subsidiary, DMI, has over 65 international VARs in its indirect channel. This experienced global distribution network expands Logility’s reach and provides sales, implementation and support resources, serving customers in more than 80 countries. We intend to further expand our international presence by creating additional relationships with distributors in Africa, Asia, Australia, Europe, North America and South America.

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

Implement e-Business Strategy. We have launched an e-business initiative that will enable us to build on current applications while moving toward total Internet-based value chain management. Our e-business strategy includes products and services designed to enable the optimization of the customer’s supply chain and improve collaboration such as our Cloud and Managed Service offerings.

Serve Small, Midsize and Large Business Markets. Our broad product portfolio allows us to address the unique business needs and complexity of a wide range of enterprises with small, midsize and large global operations.

There can be no assurance, however, that we will be successful in implementing the strategies outlined above.

Employees

As of April 30, 2014, we had 383 full-time employees, including 72 in product research, development and enhancement, 46 in customer support, 164 in professional services, 66 in marketing, sales and sales support, and

35 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

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

We directly compete with other supply chain software vendors, including SAP, Oracle Corporation, JDA Software Group, SAP AG, Infor, Inc., Manhattan Associates and others. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The ERP software market has experienced significant consolidation. This consolidation has included numerous mergers and acquisitions, including takeovers such as the Oracle acquisitions of PeopleSoft, Retek, ProfitLogic, Inc., 360 Commerce, Siebel Systems, Inc. and Global Logistics Technologies, Inc.; SAP AG’s acquisitions of Triversity, Inc. and Khimetics. Inc.; JDA Software’s acquisition of Manugistics Group and i2 Technologies and RedPrairie’s merger with JDA Software, Inc. It is difficult to estimate what long-term effect these acquisitions will have on our competitive environment. We have encountered competitive situations where we suspect that large competitors, in order to encourage customers to purchase licenses of non-retail specific applications and gain retail market share, have also offered to license at no charge certain retail software applications that compete with our solutions. If competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge, this may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition. Also, some prospective buyers are reluctant to purchase applications that could have a short lifespan, as an acquisition could result in the application’s life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from a larger vendor than us since those larger vendors offer a wider range of products. Furthermore, some of these larger vendors, such as Oracle, may be capable of bundling their software with their database applications, which underlie a significant portion of our installed applications. When we compete with these larger vendors for new customers, we believe that these larger businesses often attempt to use their size as a competitive advantage against us.

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

We face risks associated with the security of our products, and if our data protection or other security measures are compromised and as a result our data, our customers’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable, our brand and reputation could be damaged, the IT services we provide to our customers could be disrupted, and customers may stop using our products and services, all of which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions.

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

Privacy and security concerns, including evolving government regulation in the area of consumer data privacy, could adversely affect our business and operating results.

Governments in some jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing and use of consumer data. This legislation could reduce the demand for our software products if we fail to design or enhance our products to enable our customers to comply with the privacy and security measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer data privacy legislation. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. If we or our customers were found to be subject to and in violation of any of these laws or other data privacy laws or regulations, our business could suffer and we and/or our customers would likely have to change our business practices.

We might experience significant errors or security flaws in our software products and services.

Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. The detection and correction of any security flaws can be time-consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new software products or new versions of software products, we could lose revenues. In addition, there could be security issues with our products and networks and any security flaws, if exploited, could affect our ability to conduct internal business operations. End users, who rely on our software products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. In addition, we may be legally required to publicly report security breaches, which could adversely impact future business prospects for our products and services.

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

James C. Edenfield, Executive Chairman, Treasurer and a Director of the Company, together with Dr. Thomas L. Newberry, a former Director of the Company, owns 100% of our outstanding Class B common shares, giving Mr. Edenfield and Dr. Newberry the right to elect a majority of the Board of Directors. Moreover, Class B common shares have additional voting rights that currently give Mr. Edenfield and Dr. Newberry sufficient voting power to assure the approval of other shareholder voting issues if both of them vote in favor of those issues. Mr. Edenfield and Dr. Newberry have reported in filings with the Securities and Exchange Commission that they constitute a group, for voting purposes. Current directors and executive officers as a group beneficially owned approximately 5.8% of our Class A common shares as of June 30, 2014. Mr. Edenfield and a member of his immediate family, as well as a member of Dr. Newberry’s immediate family, currently constitute three of the six members of the Board, and thus have significant influence in directing the actions of the Board of Directors and all other matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors, the approval of mergers and other business combinations, amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making a purchase offer that other shareholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

From the second quarter of fiscal 2008 through the second quarter of fiscal 2013, our Board of Directors declared quarterly dividends of $0.09 per share. For the third quarter of fiscal 2013, our Board of Directors declared a quarterly dividend of $0.10 per share and also declared a special accelerated dividend of $0.20 per share of our Class A and Class B common stock. The accelerated dividend was intended to be in lieu of the regular quarterly dividends that would have historically been declared in February and May of that year. Subsequent to the declaration of the accelerated dividend, our Board of Directors has declared quarterly dividends of $0.10 per share. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. However, our dividend policy may be affected by, among other things, our views on business conditions, our financial position, earnings, earnings outlook, capital spending plans and other factors that our Board of Directors considers relevant at that time. Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on the market price of our common stock.

The price of our common stock may decline due to shares eligible for future sale or actual future sales of substantial amounts of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Current directors and executive officers of the Company as a group beneficially owned approximately 5.8% of our Class A common shares as of June 30, 2014. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

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

Trading Market

Our Class A Common Shares are listed on the NASDAQ Global Select Market under the symbol AMSWA. As of July 3, 2014, there were 9,636 holders of Class A Common Shares who held their stock either individually or in nominee or “street” names through various brokerage firms, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years, as well as the amount of cash dividends declared in each quarter:

	High	Low	Cash Dividends Declared
Fiscal Year 2014
First Quarter	$9.25	$8.00	$—
Second Quarter	9.34	7.58	0.10
Third Quarter	10.30	8.76	0.10
Fourth Quarter	11.04	9.38	0.10

Fiscal Year 2013
First Quarter	$8.64	$7.82	$0.09
Second Quarter	9.00	7.95	0.09
Third Quarter	8.70	7.29	0.30
Fourth Quarter	8.82	7.88	—

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2014:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	2,894,072	$7.59	1,037,843

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

Stock Price Performance Graph

The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the NASDAQ Composite Index and a peer group index on a quarterly basis. The graph reflects the investment of $100 on April 30, 2009 in the Company’s stock, the NASDAQ Stock Market-US Companies (“NASDAQ Composite Index”) and in the NASDAQ Computer Index, a published industry peer group index. The NASDAQ Computer Index consists of approximately 330 NASDAQ-listed companies, including computer hardware and software companies that furnish computer programming and data processing services and firms that produce computers, office equipment, and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2014.

	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014
American Software(a)	$100	$122	$158	$176	$179	$205
NASDAQ Composite	100	143	167	177	194	240
NASDAQ Computer Index	100	153	182	205	204	255

(a)	This series includes dividends paid over the disclosed period.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2014:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2014 through February 28, 2014	—	$—	—	1,090,138
March 1, 2014 through March 31, 2014	—	$—	—	1,090,138
April 1, 2014 through April 30, 2014	—	$—	—	1,090,138

Total Fiscal 2014 Fourth Quarter	—	$—	—	1,090,138

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Transfer Agent

American Stock Transfer & Trust Company LLC

6201 15th Ave.

Brooklyn, NY 11219

Toll free: (800) 937-5449

Local & international: (718) 921-8124

http://www.amstock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the Class A common shares of American Software, Inc:

Archipelago Stock Exchange	Lavaflow, Inc.
Automated Trading Desk Finance	Maxim Group LLC
Barclays Capital Inc./Le	Merrill Lynch, Pierce, Fenner
Bats Trading, Inc.	Morgan Stanley & Co. llc
BNY Mellon Capital Markets	Nasdaq Execution Services LLC
Canaccord Genuity inc.	Needham & Company, LLC
Cantor, Fitzgerald & Co.	RBC Capital Markets,LLC
Citadel Securities LLC	Riley & Co
Citigroup Global Markets Inc.	Stifel Nicolaus & Co.
Credit Suisse Securities USA	SunTrust Capital Markets Inc
Direct Edge ECN LLC	Susquehanna Capital Group
G1 Execution Services, LLC	Susquehanna Financial Group,
Goldman, Sachs & Co.	Timber Hill Inc.
Jefferies LLC	Two Sigma Securities, LLC
Knight Capital Americas LLC	UBS Securities LLC
Latour Trading LLC	Wells Fargo Securities, LLC

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended April 30, 2014, 2013, 2012, 2011, and 2010 is derived from our audited consolidated financial statements.

Consolidated Statements of Operations Data:

	Years Ended April 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Revenues:
License fees	$20,011	$21,184	$27,826	$19,240	$15,503
Services and other	44,377	45,323	42,380	36,960	32,298
Maintenance	36,213	33,960	32,430	29,389	27,475

Total revenues	100,601	100,467	102,636	85,589	75,276

Cost of revenues:
License fees	4,043	6,026	7,142	5,828	3,374
Services and other	31,645	31,870	31,101	27,205	22,797
Maintenance	8,027	7,664	7,597	7,152	6,803

Total cost of revenues	43,715	45,560	45,840	40,185	32,974

Gross margin	56,886	54,907	56,796	45,404	42,302
Operating expenses:
Research and development costs	9,074	8,882	8,226	7,388	6,722
Sales and marketing expense	20,414	19,829	18,797	15,720	15,045
General and administrative expenses	12,401	11,911	13,070	12,200	12,841
Amortization of acquisition-related intangibles	472	501	535	684	395
Severance expenses	—	—	—	219	—

Total operating expenses	42,361	41,123	40,628	36,211	35,003

Operating income	14,525	13,784	16,168	9,193	7,299
Other income, net	1,372	1,741	1,103	1,941	1,929

Earnings before income taxes	15,897	15,525	17,271	11,134	9,228
Income tax expense	5,566	5,114	5,928	3,770	3,434

Net earnings	$10,331	$10,411	$11,343	$7,364	$5,794

Less net earnings attributable to noncontrolling interests	—	—	—	—	(90)

Net earnings attributable to American Software, Inc.	$10,331	$10,411	$11,343	$7,364	$5,704

Earnings per common share:(a)
Basic	$0.37	$0.38	$0.43	$0.29	$0.23

Diluted	$0.37	$0.38	$0.42	$0.28	$0.22

Weighted average common shares—Basic	27,636	27,173	26,455	25,751	25,318
Diluted	28,111	27,629	27,098	26,183	25,881
Cash dividends declared	$0.30	$0.48	$0.36	$0.36	$0.36

Consolidated Balance Sheet Data:
Cash and cash equivalents	$55,803	$41,164	$39,111	$23,928	$21,730
Investments—short and long term	$23,771	$25,260	$27,759	$31,483	$32,149
Working capital	$58,820	$51,088	$50,109	$36,721	$29,128
Total assets	$131,220	$113,070	$116,553	$104,832	$97,175
American Software, Inc. shareholders’ equity	$92,560	$83,244	$83,030	$74,056	$72,280

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.37, $0.38, $0.43, $0.29, and $0.23 for the years ended April 30, 2014, 2013, 2012, 2011, and 2010, respectively. See Note 1(r) to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements for the fiscal year ended April 30, 2014, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/vendor-specific objective evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset measurement and impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2014, our goodwill balance was $13.8 million and our intangible assets with definite lives balance was $534,000, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with the Costs of Software to be Sold, Leased, or Marketed Topic of the FASB Accounting Standards Codification. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, we capitalize all software development costs and report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. There was no impairment charge related to capitalized computer software during the years ended April 30, 2014, 2013 and 2012. At April 30, 2014, our capitalized software balance was $10.7 million, net of accumulated amortization. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

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

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2014, 2013, and 2012 and the percentage increases and decreases in those items for the years ended April 30, 2014 and 2013:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
License	20%	21%	27%	(6)%	(24)%
Services and other	44	45	41	(2)	7
Maintenance	36	34	32	7	5

Total revenues	100	100	100	—	(2)

Cost of revenues:
License	4	6	7	(33)	(16)
Services and other	31	31	30	(1)	2
Maintenance	8	8	7	5	1

Total cost of revenues	43	45	44	(4)	(1)

Gross margin	57	55	56	4	(3)

Research and development	9	9	8	2	8
Sales and marketing	20	20	18	3	5
General and administrative	13	12	13	4	(9)

Total operating expenses	42	41	40	3	1

Operating income	15	14	16	5	(15)
Other income:
Interest income	1	1	1	(18)	(11)
Other, net	—	—	—	(27)	nm

Earnings before income taxes	16	15	17	2	(10)
Income tax expense	6	5	6	9	(14)

Net earnings.	10%	10%	11%	(1)%	(8)%

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

In April 2014, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2014 world economic growth forecast. The update noted that, “Looking ahead, global growth is projected to strengthen from 3 percent in 2013 to 3.6 percent in 2014 and 3.9 percent in 2015, broadly unchanged from the October 2013 outlook. In advanced economies, growth is expected to increase to about

2 1/4 percent in 2014–15, an improvement of about 1 percentage point compared with 2013. Key drivers are a reduction in fiscal tightening, except in Japan, and still highly accommodative monetary conditions. Growth will be strongest in the United States at about 2 3/4 percent. Growth is projected to be positive but varied in the euro area: stronger in the core, but weaker in countries with high debt (both private and public) and financial fragmentation, which will both weigh on domestic demand. In emerging market and developing economies, growth is projected to pick up gradually from 4.7 percent in 2013 to about 5 percent in 2014 and 5 1/4 percent in 2015.”

For fiscal 2015, we expect the world economy to improve when compared to the prior year, which could result in an improved selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment when compared to the period prior to the last recession. However, we noted some improvement in sales activity in the U.S. and Europe, the Middle East, and Africa during fiscal 2014 after a slow start in the first quarter of fiscal 2014. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on May 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. The new standard is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. The standard is applied prospectively, with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In July 2013, the FASB issued an accounting standard update relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update amends existing GAAP that required in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The Company does not expect any impact from this update on our financial statements.

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

Our SCM segment experienced increased revenues during fiscal 2014 when compared to fiscal 2013, due primarily to a 9% increase in services and other revenues and a 7% increase in maintenance revenue. This was partially offset by a 6% decrease in license fees. The ERP segment revenues decreased 10% in fiscal 2014 when compared to fiscal 2013, primarily due to a 27% decrease in services and other revenues partially offset by a 7% increase maintenance revenues and a 2% increase in license fees.

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

Our IT Consulting segment experienced a decrease in revenues of approximately 2% in fiscal 2014 when compared to fiscal 2013 and a 1% decrease in revenues in fiscal 2013 when compared to fiscal 2012, due primarily to a decrease in IT staffing work at our primary customer. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. In the past this trend has resulted in increased business for this segment. However, there is a countervailing trend to outsourcing IT to international markets that historically have been more price competitive than domestic sources like ourselves. Our primary customer comprised 39% of our IT Consulting revenues in fiscal 2014 and 44% in fiscal 2013. The loss of this customer would negatively and materially affect our IT consulting business.

REVENUES

	Years Ended April 30,
	2014	2013	2012	% Change		% of Total Revenues
				2014 to 2013	2013 to 2012	2014	2013	2012
	(in thousands)
License	$20,011	$21,184	$27,826	(6)%	(24)%	20%	21%	27%
Services and other	44,377	45,323	42,380	(2)%	7%	44%	45%	41%
Maintenance	36,213	33,960	32,430	7%	5%	36%	34%	32%

Total revenues	$100,601	$100,467	$102,636	0%	(2)%	100%	100%	100%

For fiscal year ended April 30, 2014, total revenues remained relatively consistent with fiscal year ended April 30, 2013.

For the fiscal year ended April 30, 2013, the 2% decrease in total revenues was attributable primarily to a 24% decrease in license fee revenues. This was partially offset by a 7% increase in services and other revenues and a 5% increase in maintenance revenues.

Due to intensely competitive markets, we discount license fees from our published list price due to pricing pressure in our industry. Numerous factors contribute to the amount of the discounts provided, such as previous customer purchases, the number of customer sites utilizing the software, the number of modules purchased and the number of users, as well as the overall size of the contract. While all these factors affect the discount amount of one contract, the overall percentage discount has not materially changed in the recent reported fiscal periods.

The change in our revenues from period to period is primarily due to the volume of products and related services sold in any period and the amounts of products or modules purchased with each sale.

International revenues represented approximately 17% of total revenues for the year ended April 30, 2014, 14% of total revenues for the year ended April 30, 2013, and 16% for the year ended April 30, 2012. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

License revenues

	Years Ended April 30,
	2014	2013	2012	% Change
				2014 to 2013	2013 to 2012
	(in thousands)
Enterprise Resource Planning	$2,319	$2,272	$3,350	2%	(32)%
Supply Chain Management	17,692	18,912	24,476	(6)%	(23)%

Total license revenues	$20,011	$21,184	$27,826	(6)%	(24)%

For the year ended April 30, 2014, license fee revenues decreased by 6% when compared to the previous year due to a difficult selling environment at our SCM unit partially offset by a small increase at our ERP unit. Logility experienced a decline in license fees partly due to cancellations and/or delays in business investment as a result of an uncertainty in the direction of the global economy and partly due to several customer contracts that included Logility Cloud Services that require revenue to be deferred over the life of the contracted period. These contracts were closed in the second quarter of fiscal 2014 and included license fees of approximately $1.1 million. Logility, including its DMI subsidiary, constituted 88%, 89% and 88% of our total license fee revenues for the years ended April 30, 2014, 2013 and 2012, respectively. License fees from our ERP segment, which includes NGC, increased in fiscal 2014, primarily due to an increase in our legacy license fee sales. For the year ended April 30, 2013, license fee revenues decreased by 24% when compared to the previous year due to a difficult selling environment as our SCM and ERP units have experienced a decline in license fee close rates in the current fiscal year due to cancellations and/or delays in business investment as a result of an uncertainty in the direction of the global economy. Logility, including its DMI subsidiary, constituted 89%, 88% and 87% of our total license fee revenues for the years ended April 30, 2013, 2012 and 2011, respectively. License fees from our ERP segment, which includes NGC, also decreased in fiscal 2013, primarily due to a decrease in license fee sales to the apparel and retail industries also as a result of uncertainty in the direction of the global economy.

The direct sales channel provided approximately 73% of license fee revenues for the year ended April 30, 2014, compared to approximately 70% in fiscal 2013 and 70% in fiscal 2012. The decrease in indirect license fees from fiscal 2013 to fiscal 2014 was largely the result of lower license fee sales through our indirect channel, which primarily sells software products through its DMI subsidiary to small and midsize companies. As a result of the current economic conditions, we believe the ability of small and midsize companies to access the credit markets to finance capital purchases is difficult when compared to the same period last year and also the uncertainly of the direction of the global economy is delaying capital purchasing decisions at all company sizes but particularly the small and midsize companies.

For the year ended April 30, 2014, our margins after commissions on direct sales were approximately 81%, and our margins after commissions on indirect sales were approximately 51%. For the year ended April 30, 2013, our margins after commissions on direct sales were approximately 83%, and our margins after commissions on indirect sales were approximately 49%. For the year ended April 30, 2012, our margins after commissions on direct sales were approximately 81%, and our margins after commissions on indirect sales were approximately 48%. The margins after commissions were relatively consistent in a range between 81% and 83% for direct and 48% and 51% for indirect sales. DMI is the source of the bulk of our indirect sales. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

Services and other revenue

	Years Ended April 30,
	2014	2013	2012	% Change
				2014 to 2013	2013 to 2012
	(in thousands)
Enterprise Resource Planning	$4,488	$6,162	$5,827	(27)%	6%
Supply Chain Management	15,136	13,929	11,178	9%	25%
IT Consulting	24,753	25,232	25,375	(2)%	(1)%

Total services and other revenues	$44,377	$45,323	$42,380	(2)%	7%

The 2% decrease in services and other revenues for the year ended April 30, 2014 when compared to fiscal 2013 was due primarily to a decrease in revenue from our ERP business unit as a large implementation project at NGC ended in fiscal 2013 and was not replaced in fiscal 2014. The decrease was also partially due to a 2% decrease in services and other revenues in our IT Consulting business unit due to its customers’—particularly its primary customer’s—decreased utilization of outside contractors. This was partially offset by a 9% increase at our SCM business unit, as higher SCM license fees sales in prior periods resulted in more project implementation services and increased services revenue related to our Logility Cloud Services area.

The 7% increase in services and other revenues for the year ended April 30, 2013 when compared to fiscal 2012 was due primarily to an increase in revenue from our SCM business unit, as higher SCM license fees sales in prior periods resulted in more project implementation services, and to a lesser extent was attributable to our ERP business unit as higher license fees sales in prior periods resulted in more project implementation services. This was partially offset by a 1% decrease in services and other revenues in IT Consulting business unit due to its customers’—particularly its primary customer’s—decreased utilization of outside contractors.

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

Maintenance revenue

	Years Ended April 30,
	2014	2013	2012	% Change
				2014 to 2013	2013 to 2012
	(in thousands)
Enterprise Resource Planning	$4,710	$4,391	$4,474	7%	(2)%
Supply Chain Management	31,503	29,569	27,956	7%	6%

Total maintenance revenues	$36,213	$33,960	$32,430	7%	5%

The 7% increase in total maintenance revenues for the year ended April 30, 2014 was primarily due to a 7% increase in maintenance revenues from our SCM business unit as a result of increased license fees and improved maintenance renewal rates and a 7% increase in our ERP business unit from higher maintenance renewal rates and an increase in license fees.

The 5% increase in total maintenance revenues for the year ended April 30, 2013 was primarily due to a 6% increase in maintenance revenues from our SCM business unit as a result of increased license fees and improved maintenance renewal rates. This was partially offset by a 2% decrease from our ERP business unit from lower maintenance renewal rates.

Logility’s maintenance revenues constituted 87% of total maintenance revenues for the years ended April 30, 2014 and 2013 compared to 86% for the year ended April 30, 2012. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Years Ended April 30,
	2014		2013		2012
	(in thousands)
Gross margin on license fees	$15,968	80%	$15,158	72%	$20,684	74%
Gross margin on services and other	12,732	29%	13,453	30%	11,279	27%
Gross margin on maintenance	28,186	78%	26,296	77%	24,833	77%

Total gross margins	$56,886	57%	$54,907	55%	$56,796	55%

The increase in total gross margin percentage for the year ended April 30, 2014 was primarily due to the increase in gross margin percentage on license fees and to a lesser extent the slight increase in maintenance gross margins partially offset by a slight decrease in services and other gross margins when compared to the same period last year.

The total gross margin percentage for the year ended April 30, 2013 was primarily the same percentage as the same period last year.

Gross Margin on License Fees

The increase in license fee gross margin percentage for the fiscal year ended April 30, 2014 when compared to fiscal 2013 was due primarily to lower capitalized software amortization expense (approximately $625,000 per quarter) which temporarily declined due to our Voyager 8.0 project being fully amortized at the end of the first quarter of fiscal 2014, and a reduction in the proportion of license fee sales through our indirect channel at DMI, for which agent commissions are expensed to cost of license fees. We expect capitalized software amortization expense to increase in fiscal 2015 since the next major Voyager 8.5 project was released in March 2014.

The decrease in license fee gross margin percentage for the fiscal year ended April 30, 2013 when compared to fiscal 2012 was due primarily to the decrease in license fee sales. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

Gross Margin on Services and Other

For the year ended April 30, 2014, our gross margin percentage on services and other revenues decreased from 30% in fiscal 2013 to 29% in fiscal 2014, primarily due to lower gross margins at our SCM segment, Logility’s gross margin decreased from 44% in fiscal 2013 compared to 38% in fiscal 2014 due to increased headcount and lower billing utilization rates and our ERP segment, as services gross margin decreased from 36% in fiscal 2013 compared to 26% in fiscal 2014 due to lower services revenue and billing utilization rates. This was partially offset by our IT Consulting segment, The Proven Method, Inc. (“TPM”), as its services gross margin increased to 23% in fiscal 2014 compared to 20% in fiscal 2013, as a result of improved contracted utilization and hourly billing rates.

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

As discussed above, our IT Consulting business unit typically has lower margins when compared to the other business units that have higher margin implementation service revenue, so a decrease in the percentage of services revenues from our IT Consulting segment tends to cause our overall services gross margin percentage to increase. The IT Consulting segment was 56%, 56% and 60% of the Company’s services revenues in fiscal 2014, 2013 and 2012, respectively. Our SCM segment was 34%, 31% and 26% of the Company’s services revenues in fiscal 2014, 2013 and 2012, respectively. Our ERP segment was 10%, 14% and 14% of the Company’s services revenues in fiscal 2014, 2013 and 2012, respectively.

Gross Margin on Maintenance

Maintenance gross margin percentage remained relatively consistent for the years ended April 30, 2014, 2013 and 2012. The slight improvement in maintenance gross margin percentage in fiscal 2014 compared to fiscal 2013 was primarily due to an increase in maintenance revenue.

EXPENSES

	Years Ended April 30,
	2014	2013	2012	% of Revenues
				2014	2013	2012
	(in thousands)
Research and development	$9,074	$8,882	$8,226	9%	9%	8%
Sales and marketing	20,414	19,829	18,797	20%	20%	18%
General and administrative	12,401	11,911	13,070	12%	12%	13%
Amortization of acquisition-related intangible assets	472	501	535	0%	0%	1%
Other income, net	1,372	1,741	1,103	1%	2%	1%
Income tax expense	5,566	5,114	5,928	6%	5%	6%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended
	April 30, 2014	Percent Change	April 30, 2013	Percent Change	April 30, 2012
	(in thousands)
Total capitalized computer software development costs	$2,949	(14)%	$3,418	25%	$2,731
Percentage of gross product research and development costs	25%		28%		25%
Total research and development expense	9,074	2%	8,882	8%	8,226

Percentage of total revenues	9%		9%		8%
Total research and development expense and capitalized computer software development costs	$12,023	(2)%	$12,300	12%	$10,957

Percentage of total revenues	12%		12%		11%
Total amortization of capitalized computer software development costs*	$925	(63)%	$2,501	0%	$2,502

*	Included in cost of license fees

For the year ended April 30, 2014, gross product research and development costs decreased slightly due to lower spending by our ERP unit. Capitalized software development costs decreased in fiscal 2014 compared to fiscal 2013 due to timing of project work. Amortization of capitalized software development decreased in fiscal 2014 when compared to fiscal 2013, due to our Voyager 8.0 software project being fully amortized at the end of the first quarter of fiscal 2014. In March 2014, we released Voyager 8.5 and began amortizing it at approximately $300,000 per month.

Sales and Marketing

In the year ended April 30, 2014, the increase in sales and marketing expenses compared to fiscal 2013 was due primarily to higher marketing related costs such as trade shows and our customer conferences, variable compensation and travel.

In the year ended April 30, 2013, the increase in sales and marketing expenses compared to fiscal 2012 was due primarily to expenditures related to increased headcount and higher marketing related costs.

General and Administrative

For the year ended April 30, 2014, the increase in general and administrative expenses compared to fiscal 2013 was primarily due to higher variable compensation expense, legal and audit related fees. The total number of employees was approximately 383 on April 30, 2014, 377 on April 30, 2013 and 332 on April 30, 2012.

For the year ended April 30, 2013, the decrease in general and administrative expenses compared to fiscal 2012 was primarily due to lower variable compensation expense. The total number of employees was approximately 377 on April 30, 2013, 332 on April 30, 2012 and 297 on April 30, 2011.

Amortization of Acquisition-related Intangible Assets

For the year ended April 30, 2014, we recorded $472,000 in intangible amortization expense related to the Optiant acquisition that occurred on March 19, 2010. This amount is included in operating expenses. Additionally, we recorded approximately $88,000 related to the August 14, 2013 acquisition of certain assets of privately-held Taylor Manufacturing Systems, USA, LLC (“TMS”) an Atlanta-based provider in the advance planning systems (“APS”). This amount is included in cost of license fees. Additionally, we recorded approximately $64,000 in amortization expense related to the Logility treasury stock buy-back (see Note 1(l) to the Consolidated Financial Statements). This amount is included in general and administrative expenses.

For the year ended April 30, 2013, we recorded $501,000 in intangible amortization expense related to the Optiant acquisition that occurred on March 19, 2010. This amount is included in operating expenses. Additionally, we recorded approximately $75,000 in amortization expense related to the Logility treasury stock buy-back (see Note 1(l) to the Consolidated Financial Statements). This amount is included in general and administrative expenses.

For the year ended April 30, 2012, we recorded $535,000 in intangible amortization expense related to the Optiant acquisition that occurred on March 19, 2010. This amount is included in operating expenses. Additionally, we recorded approximately $82,000 in amortization expense related to the Logility treasury stock buy-back (see Note 1(l) to the Consolidated Financial Statements). This amount is included in general and administrative expenses.

Operating Income/(Loss)

	Years Ended April 30,
				% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
	(in thousands)
Enterprise Resource Planning	$(5,132)	$(4,741)	$(4,947)	(8)%	4%
Supply Chain Management	17,468	16,881	19,335	3%	(13)%
IT Consulting	2,189	1,644	1,780	33%	(8)%

Total Operating Income	$14,525	$13,784	$16,168	5%	(15)%

The higher ERP segment operating loss in fiscal 2014 when compared to fiscal 2013 was due primarily to lower revenues and additional cost related to building maintenance, legal and audit. Also, during the current fiscal year, the Company continued to invest approximately 17% of total ERP revenues, or approximately $2.0 million, in research and development for new software products to compete more effectively in the sewn products, apparel and retail industries.

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

Our SCM segment increased operating income by 3% in fiscal 2014 compared to fiscal 2013 primarily due to a 3% increase in revenues. Our SCM segment decreased operating income by 13% in fiscal 2013 compared to fiscal 2012 primarily due to a 2% decrease in revenues and increased investment in sales and R&D efforts.

Our IT consulting segment operating income increased 33% in fiscal 2014 compared to fiscal 2013 primarily due an increase in gross margins from improved billing utilization project work. Our IT consulting segment operating income decreased 8% in fiscal 2013 compared to fiscal 2012 primarily due to a 1% decrease in revenues.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. Other income was approximately $1.4 million in the year ended April 30, 2014 compared to $1.7 million in fiscal 2013. The decrease was primarily due to a decrease in unrealized and realized gains on investments and to a lesser extent lower interest income. This was partially offset by lower exchange rate losses and higher rental income from leases on our Atlanta property in fiscal 2014. We incurred an exchange rate loss of approximately $73,000 in the year ended April 30, 2014 compared to a loss of approximately $258,000 in fiscal 2013.

Other income was approximately $1.7 million in the year ended April 30, 2013 compared to $1.1 million in fiscal 2012. The increase was primarily due to increase in unrealized and realized gains on investments and to a lesser extent higher rental income from leases on our Atlanta property in fiscal 2013 and lower exchange rate losses. We incurred an exchange rate loss of approximately $258,000 in the year ended April 30, 2013 compared to a loss of approximately $289,000 in fiscal 2012. This was partially offset by lower interest income.

Income Taxes

During fiscal 2014, the Company recorded income tax expense of $5.6 million compared to $5.1 million in fiscal 2013 and $5.9 million in fiscal 2012. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. Our tax effective rate was 35.0%, 32.9%, and 34.3% in fiscal years 2014, 2013 and 2012, respectively. The effective tax rate for the current fiscal year is higher than last year primarily due to the expiration of the research and development tax credit in fiscal 2014 (January 2014 to April 2014). The effective tax rate for fiscal 2013 is lower than fiscal 2012 primarily due to the approval of the research and development tax credit during the third quarter of the current year which resulted in a “catch-up” credit adjustment for the period January 1, 2012 to January 31, 2013 which included four months (January 2012 to April 2012) of the fiscal 2012 tax credit in fiscal 2013. We expect our tax effective rate to be in the range of 33% to 36% in fiscal 2015.

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

The following tables show information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2014 and 2013. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended April 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$18,311	$19,128
Net cash used in investing activities	(4,220)	(2,966)
Net cash provided by (used in) financing activities	548	(14,109)

Net change in cash and cash equivalents	$14,639	$2,053

The decrease in cash provided by operating activities in fiscal 2014 compared to fiscal 2013 was due primarily to: (1) an increase in accounts receivable in fiscal 2014 compared to a decrease in fiscal 2013 due to timing of sales and billing, (2) lower depreciation and amortization expense due to timing of closing capitalized software projects, (3) an increase in prepaid expenses and other assets in fiscal 2014 compared to an decrease in fiscal 2013 due to timing of purchases, (4) a decrease in the net proceeds from sales and maturities of trading securities in fiscal 2014 compared to fiscal 2013 due to timing of purchases and maturity dates, (5) an increase in excess tax benefits from stock-based compensation due to a increase in stock option exercises in fiscal 2014 compared to fiscal 2013, (6) a decrease in retirement of property and equipment, (7) a decrease in net earnings, (8) an increase in the purchases of trading securities due to timing, and (9) lower bond amortization.

These factors were partially offset by: (1) an increase in accounts payable and other liabilities when compared to fiscal 2013 due primarily to timing and amount of sales commissions, bonuses and tax liabilities, (2) an increase in deferred revenues when compared to fiscal 2013 primarily due to an increase maintenance fees, (3) an increase in the loss on unrealized investments compared to a gain in the prior year due to investment markets,(4) an increase in deferred income taxes due to timing, (5) an increase in tax benefits of options exercised due to an increase in stock option exercises in the current year compared to fiscal 2013, and (6) an increase in stock-based compensation expense due to the increase value of option grants.

The increase in cash used in investing activities in fiscal 2014 compared to fiscal 2013 was due primarily to: (1) the purchase of a business in fiscal 2014, and (2) a decrease in proceeds from maturities of investments because all debt securities acquired during fiscal 2014 and 2013 were classified as “trading” and are included in operating activities. This was partially offset by: (1) a decrease in purchases of equipment, and (2) a decrease in capitalized software development costs due to the timing of R&D efforts.

The increase in cash provided by financing activities in fiscal 2014 when compared to cash used in financing activities in fiscal 2013 was due primarily to: (1) a decrease in cash dividends paid on common stock in fiscal 2014 as a result of accelerated dividends in fiscal 2013, (2) an increase in proceeds from exercise of stock options, (3) no repurchases of common stock in fiscal 2014, and (4) an increase in excess tax benefits from stock-based compensation due to an increase in stock option exercises in fiscal 2014 compared to fiscal 2013.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30,
	2014	2013
	(in thousands)
Cash and cash equivalents	$55,803	$41,164
Investments	23,771	25,260

Total cash and investments	$79,574	$66,424

Net increase (decrease) in total cash and investments	$13,150	$(446)

The following table provides information regarding our known contractual obligations as of April 30, 2014 (in thousands): (See Notes to Consolidated Financial Statements—Note 8)

	Payments due by Period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$1,999	$780	$763	$456	$—

As a result of the positive cash flow from operations our business has generated in recent periods, and because as of April 30, 2014, we had $79.6 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We currently do not have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days Sales Outstanding (DSO) in accounts receivable were 66 days as of April 30, 2014, compared to 62 days as of April 30, 2013. This increase was due the timing of collections. Our current ratio on April 30, 2014 was 2.7 to 1, compared to 2.8 to 1 on April 30, 2013. DSO can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales (which typically have installment payment terms), seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of June 30, 2014, we have repurchased approximately 3.1 million shares of common stock at a cost of approximately $12.3 million.

See Item 5 of this report, under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency. For the fiscal years ended April 30, 2014 and 2013, we generated 17% and 14% of our revenues outside of the United States, respectively. We typically denominate our international sales in U.S. Dollars, Euros or British Pounds Sterling. Our consolidated financial statements are presented in U.S. Dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of approximately $73,000 and $258,000 in fiscal years 2014 and 2013, respectively. We estimate that a 10% movement in foreign currency rates would have the effect of creating an exchange gain or loss of approximately $296,000.

Interest Rates and Other Market Risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of our cash equivalents and investments as of April 30, 2014 was approximately $79.6 million.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of April 30, 2014. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework (1992) published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of April 30, 2014.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of April 30, 2014, and this attestation report follows immediately below.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited American Software, Inc.’s internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8(a)). Our responsibility is to express an opinion on American Software, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, American Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2014, and our report dated July 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Atlanta, Georgia

July 14, 2014

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries (the “Company”) as of April 30, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Software, Inc.’s internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Atlanta, Georgia

July 14, 2014

American Software, Inc. and Subsidiaries

Consolidated Balance Sheets

April 30, 2014 and 2013

(in thousands, except share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$55,803	$41,164
Investments	14,796	18,602
Trade accounts receivable, less allowance for doubtful accounts of $222 at April 30, 2014 and $337 at April 30, 2013:
Billed	15,422	13,179
Unbilled	3,234	3,741
Prepaid expenses and other current assets	4,092	3,162

Total current assets	93,347	79,848
Investments—noncurrent	8,975	6,658
Property and equipment, net	3,681	4,482
Capitalized software, net	10,732	8,708
Goodwill	13,819	12,601
Other intangibles, net	534	687
Other assets	132	86

Total assets	$131,220	$113,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,382	$1,207
Accrued compensation and related costs	3,532	2,961
Dividends payable	2,822	—
Other current liabilities	2,735	2,969
Deferred income taxes	418	332
Deferred revenue	23,638	21,291

Total current liabilities	34,527	28,760
Deferred income taxes	1,936	1,066
Long-term deferred revenue	670	—
Other long-term liabilities	1,527	—

Total liabilities	38,660	29,826
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 30,075,187 shares at April 30, 2014 and 29,184,846 shares at April 30, 2013	3,008	2,918
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at April 30, 2014 and April 30, 2013; convertible into Class A shares on a one-for-one basis	259	259
Additional paid-in capital	106,203	98,947
Retained earnings	7,368	5,398
Class A treasury stock, 4,444,815 shares at April 30, 2014 and 2013, at cost	(24,278)	(24,278)

Total shareholders’ equity	92,560	83,244

Commitments and contingencies
Total liabilities and shareholders’ equity	$131,220	$113,070

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended April 30, 2014, 2013, and 2012

(In thousands, except per share data)

	2014	2013	2012
Revenues:
License	$20,011	$21,184	$27,826
Services and other	44,377	45,323	42,380
Maintenance	36,213	33,960	32,430

Total revenues	100,601	100,467	102,636

Cost of revenues:
License	4,043	6,026	7,142
Services and other	31,645	31,870	31,101
Maintenance	8,027	7,664	7,597

Total cost of revenues	43,715	45,560	45,840

Gross margin	56,886	54,907	56,796

Research and development	9,074	8,882	8,226
Sales and marketing	20,414	19,829	18,797
General and administrative	12,401	11,911	13,070
Amortization of acquisition-related intangibles	472	501	535

Total operating expenses	42,361	41,123	40,628

Operating income	14,525	13,784	16,168
Other income:
Interest income	935	1,140	1,288
Other, net, primarily investment income/(loss)	437	601	(185)

Earnings before income taxes	15,897	15,525	17,271
Income tax expense	5,566	5,114	5,928

Net earnings.	$10,331	$10,411	$11,343

Earnings per common share:(a)
Basic	$0.37	$0.38	$0.43

Diluted	$0.37	$0.38	$0.42

Shares used in the calculation of earnings per common share:
Basic	27,636	27,173	26,455
Diluted	28,111	27,629	27,098

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.37, $0.38 and $0.43 for the years ended April 30, 2014, 2013 and 2012, respectively. See Note 1 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years ended April 30, 2014, 2013, and 2012

(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained earnings	Treasury stock	Total shareholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2011	27,651,615	$2,765	2,747,086	$275	$88,278	$6,257	$(23,519)	$74,056
Proceeds from stock options exercised	986,875	99	—	—	4,940	—	—	5,039
Stock-based compensation	—	—	—	—	1,287	—	—	1,287
Conversion of Class B shares into Class A shares	160,000	16	(160,000)	(16)	—	—	—	—
Net earnings	—	—	—	—	—	11,343	—	11,343
Dividends declared	—	—	—	—	—	(9,576)	—	(9,576)
Tax benefit of stock option exercises	—	—	—	—	881	—	—	881

Balance at April 30, 2012	28,798,490	2,880	2,587,086	259	95,386	8,024	(23,519)	83,030
Proceeds from stock options exercised	386,356	38	—	—	1,952	—	—	1,990
Stock-based compensation	—	—	—	—	1,476	—	—	1,476
Net earnings	—	—	—	—	—	10,411	—	10,411
Dividends declared	—	—	—	—	—	(13,037)	—	(13,037)
Repurchase of common shares	—	—	—	—	—	—	(759)	(759)
Tax benefit of stock option exercises	—	—	—	—	133	—	—	133

Balance at April 30, 2013	29,184,846	2,918	2,587,086	259	98,947	5,398	(24,278)	83,244
Proceeds from stock options exercised	890,341	90	—	—	5,386	—	—	5,476
Stock-based compensation	—	—	—	—	1,509	—	—	1,509
Net earnings	—	—	—	—	—	10,331	—	10,331
Dividends declared	—	—	—	—	—	(8,361)	—	(8,361)
Tax benefit of stock option exercises	—	—	—	—	361	—	—	361

Balance at April 30, 2014	30,075,187	$3,008	2,587,086	$259	$106,203	$7,368	$(24,278)	$92,560

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended April 30, 2014, 2013, and 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net earnings	$10,331	$10,411	$11,343
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,605	4,153	4,302
Stock-based compensation expense	1,509	1,476	1,287
Bond amortization	1	15	112
Accretion of liability from purchase of business	8	—	—
Tax benefit of options exercised	615	133	881
Excess tax benefits from stock-based compensation	(611)	(131)	(616)
Net loss (gain) on investments	304	(328)	367
Retirement of property and equipment	—	90	—
Deferred income taxes	956	192	(92)
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(14,751)	(14,710)	(18,196)
Proceeds from sales and maturities of trading securities	15,702	16,334	15,606
Accounts receivable, net	(1,609)	2,892	(1,252)
Prepaid expenses and other assets	(1,218)	22	(254)
Accounts payable and other liabilities	1,465	(3,271)	659
Deferred revenue	3,004	1,850	2,134

Net cash provided by operating activities	18,311	19,128	16,281

Cash flows from investing activities:
Capitalized computer software development costs	(2,949)	(3,418)	(2,731)
Purchases of property and equipment, net of disposals	(255)	(736)	(372)
Proceeds from maturities of investments	225	1,188	5,837
Purchase of business, net of cash acquired	(1,241)	—	—

Net cash (used in) provided by investing activities	(4,220)	(2,966)	2,734

Cash flows from financing activities:
Repurchase of common stock	—	(759)	—
Excess tax benefits from stock-based compensation	611	131	616
Proceeds from exercise of stock options	5,476	1,990	5,039
Dividends paid	(5,539)	(15,471)	(9,487)

Net cash provided by (used in) financing activities	548	(14,109)	(3,832)

Net change in cash and cash equivalents	14,639	2,053	15,183
Cash and cash equivalents at beginning of year	41,164	39,111	23,928

Cash and cash equivalents at end of year	$55,803	$41,164	$39,111

Supplemental disclosures of cash paid during the year for:
Income taxes	$4,565	$5,206	$6,057
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$2,822	$—	$2,433

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2014, 2013, and 2012

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

Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users have the right to take possession of the software. Under this model, the software applications are hosted by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. The underlying arrangements typically (i) include a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 36 to 60 months and (iii) provides the customer with an option to take delivery of the software at any time during or after the subscription term. In addition, subscription and other recurring revenues include subscription-based software license revenues where the customer has taken physical possession of the software for a defined period of time. Subscription revenues are recognized ratably over the subscription term because the Company is unable to establish VSOE and separate the various elements, beginning on the commencement date of each contract. As of April 30, 2014, revenue recorded under this accounting treatment has been minimal.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are primarily billed under time and materials arrangements and are recognized as services are performed. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification, the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenues and totaled approximately $2,273,000, $2,239,000, and $1,903,000 for 2014, 2013 and 2012, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At April 30, 2014 and 2013, unbilled license fees were approximately $1.1 million, respectively, and unbilled services revenues were approximately $2.2 million and $2.7 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

(e) Cash Equivalents

Cash equivalents of $51.6 million and $37.7 million at April 30, 2014 and 2013, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

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

(g) Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, the allowance for the cost of returns and product warranty claims at April 30, 2014 or 2013 is not significant.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts of (recovery)/expense to operations were approximately $(56,000), $216,000, and $238,000 for 2014, 2013, and 2012, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

(h) Investments

Investments consist of commercial paper, corporate bonds, government securities, certificates of deposits and marketable equity securities. The Company accounts for its investments in accordance with the Investments—Debt and Equity Securities Topic of the FASB Accounting Standards Codification. The Company has classified its investment portfolio as “trading.” “Trading” securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. Investments with maturities less than one year as of the balance sheet date are classified as short-term investments and those that mature greater than one year are classified as long-term investments.

(i) Furniture, Equipment, and Purchased Computer Software

Furniture, equipment and purchased computer software are recorded at cost, less accumulated depreciation and amortization. Depreciation of buildings, computer equipment, purchased computer software, office furniture and equipment is calculated using the straight-line method based upon the estimated useful lives of the assets (three years for computer equipment and software, seven years for office furniture and equipment and thirty years for buildings). Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter. Depreciation and amortization expense on buildings, furniture, equipment and purchased computer software was $1,056,000, $1,076,000, and $1,183,000 in 2014, 2013 and 2012, respectively.

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

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2014	2013	2012
	(in thousands)
Total capitalized computer software development costs	$2,949	$3,418	$2,731
Total research and development expense	9,074	8,882	8,226

Total research and development expense and capitalized computer software-development costs	$12,023	$12,300	$10,957

Total amortization of capitalized computer software development costs	$925	$2,501	$2,502

Capitalized computer software development costs consist of the following at April 30, 2014 and 2013 (in thousands):

	2014	2013
Capitalized computer software development costs	$19,321	$16,372
Accumulated amortization	(8,589)	(7,664)

	$10,732	$8,708

Of the Company’s capitalized software projects that are currently completed and being amortized, the Company expects amortization expense for the next five years to be as follows (in thousands):

2015	$3,588
2016	3,588
2017	3,288

$10,464

(k) Acquisition-Related Intangible Assets (exclusive of Logility’s treasury stock repurchases)

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. The intangible assets are being amortized over a period ranging from two to six years. For 2014, total amortization expense related to acquisition-related intangible assets was approximately $561,000, with $472,000 included in operating expense and $88,000 included in cost of license fees in the accompanying consolidated statements of operations. Total amortization expense related to acquisition-related intangible assets was approximately $501,000 and $535,000 for 2013 and 2012, respectively, and is included in operating expense in the accompanying consolidated statements of operations.

Acquisition-Related Intangible Assets consist of the following at April 30, 2014 and 2013 (in thousands):

	2014	2013
Current technology	$1,842	$1,370
Customer relationships	790	790
Trademarks	76	76

	2,708	2,236
Accumulated amortization	(2,180)	(1,619)

	$528	$617

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2014 (in thousands):

2015	$263
2016	118
2017	118
2018	29

$528

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

The Company adopted the new guidance during the fourth quarter of fiscal 2012 and after considering such qualitative factors as macroeconomic conditions, industry and market conditions, overall financial performance and other Company-specific factors such as potential changes in strategy, the Company determined that it was not more likely than not that any impairment to goodwill occurred during the year ended April 30, 2014. Consequently, the Company was not required to perform the remaining two-step quantitative goodwill impairment test.

Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification.

Goodwill consisted of the following by segment (in thousands):

	Enterprise Resource Planning*	Supply Chain Management**	IT Consulting	Total
Balance at April 30, 2012 and 2013	$1,812	$10,789	$—	$12,601
Goodwill related to the Taylor Manufacturing Systems, USA, LLC Acquisition	—	1,218	—	1,218

Balance at April 30, 2014	$1,812	$12,007	$—	$13,819

*	Goodwill related to New Generation Computing, Inc.
**	Goodwill related to Logility, Inc. and Demand Management, Inc.

Intangible Assets (including Acquisition-Related Intangible Assets) consisted of the following by segment (in thousands):

	Enterprise Resource Planning	Supply Chain Management	IT Consulting	Total
Balance at April 30, 2012	$—	$1,263	$—	$1,263
Amortization expense	—	(576)	—	(576)

Balance at April 30, 2013	—	687	—	687
Intangibles related to the Taylor Manufacturing Systems, USA, LLC Acquisition	—	472	—	472
Amortization expense	—	(625)	—	(625)

00
Balance at April 30, 2014	$—	$534	$—	$534

Goodwill and intangible assets include the effects of applying purchase accounting resulting from Logility’s stock repurchases in prior years. Total amortization expense related to Logility Stock Buy-back Step Acquisition and purchased software was approximately $64,000, $75,000 and $82,000 for 2014, 2013 and 2012, respectively. For purposes of the disclosure above, amounts related to the buyback of Logility stock are presented as a component of the SCM segment.

Intangible assets related to Logility Stock Buy-back Step Acquisition and purchased software consist of the following (in thousands):

	2014	2013
Distribution Channel	$75	$75
Customer Relationships	477	477
Trademarks	155	155

	707	707
Accumulated amortization	(701)	(637)

	$6	$70

The Company expects related amortization expense to be $6 thousand, for fiscal 2015 based on intangible assets as of April 30, 2014.

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

(o) Stock Compensation Plans

The Company has four stock-based employee compensation plans under which options to purchase common stock of the Company were outstanding as of April 30, 2014. Those plans are described more fully in Note 7. In addition to two American Software plans, effective July 9, 2009, the Company adopted the Logility, Inc. 1997 Stock Plan and Logility, Inc. 2007 Stock Plan as equity plans of the Company in conjunction with the Company’s acquisition of the shares of Logility common stock it did not previously own.

The Company recorded stock option compensation cost of approximately $1,509,000, $1,476,000 and $1,287,000 and related income tax benefits of approximately $496,000, $436,000 and $339,000 for the fiscal years ended April 30, 2014, 2013 and 2012, respectively. Stock-based compensation expense on current year grants is recorded on a straight-line basis over the vesting period for the entire award directly to additional paid-in capital.

Cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. During the years ended

April 30, 2014, 2013 and 2012, the Company realized tax benefits from stock options generated in previous and current periods resulting in approximately $611,000, $131,000 and $616,000 of gross excess tax benefits which are included as a component of cash flows from financing activities in the accompanying 2014, 2013 and 2012 consolidated statements of cash flows, respectively.

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

The Company did not have any other comprehensive income items for 2014, 2013, or 2012.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts), See Note 7 for total stock options outstanding and potentially dilutive:

Basic earnings per common share:

	Year Ended April 30, 2014		Year Ended April 30, 2013		Year Ended April 30, 2012
	Class A	Class B	Class A	Class B	Class A	Class B
Distributed earnings	$0.30	$0.30	$0.48	$0.48	$0.36	$0.36
Undistributed earnings/(loss)	0.07	0.07	(0.10)	(0.10)	0.07	0.07

Total	$0.37	$0.37	$0.38	$0.38	$0.43	$0.43

Distributed earnings	$7,584	$776	$11,796	$1,242	$8,642	$931
Undistributed earnings/(loss)	1,786	185	(2,377)	(250)	1,595	175

Total	$9,370	$961	$9,419	$992	$10,237	$1,106

Basic weighted average common shares	25,049	2,587	24,586	2,587	23,840	2,615

Diluted EPS for Class A common shares using the If-Converted Method

Year Ended April 30, 2014

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$9,370	25,049	$0.37
Common stock equivalents	—	475

	9,370	25,524	0.37
Class B conversion	961	2,587

Diluted EPS for Class A	$10,331	28,111	$0.37

Year Ended April 30, 2013

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$9,419	24,586	$0.38
Common stock equivalents	—	456

	9,419	25,042	0.38
Class B conversion	992	2,587

Diluted EPS for Class A	$10,411	27,629	$0.38

Year Ended April 30, 2012

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$10,237	23,840	$0.43
Common stock equivalents	—	643

	10,237	24,483	0.42
Class B conversion	1,106	2,615

Diluted EPS for Class A	$11,343	27,098	$0.42

Diluted EPS for Class B common shares using the Two-Class Method

Year Ended April 30, 2014

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$961	2,587	$0.37
Reallocation of undistributed earnings from Class A shares to Class B shares	(3)	—

Diluted EPS for Class B	$958	2,587	$0.37

Year Ended April 30, 2013

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$992	2,587	$0.38
Reallocation of undistributed earnings from Class A shares to Class B shares	4	—

Diluted EPS for Class B	$996	2,587	$0.38

Year Ended April 30, 2012

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$1,106	2,615	$0.43
Reallocation of undistributed earnings from Class A shares to Class B shares	(4)	—

Diluted EPS for Class B	$1,102	2,615	$0.43

*	Amounts adjusted for rounding

(s) Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $2.2 million, $2.0 million and $1.8 million in fiscal 2014, 2013 and 2012, respectively.

(t) Guarantees and Indemnifications

The Company accounts for guarantees in accordance with the Guarantee Topic of the FASB Accounting Standards Codification. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with the Contingencies Topic of the FASB Accounting Standards Codification, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2014 or 2013.

The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2014 or 2013.

(u) Industry Segments

The Company operates and manages its business in three reportable segments. See Note 9 of the Consolidated Financial Statements.

(2) Investments

Investments consist of the following (in thousands):

	April 30,
	2014	2013
Trading:
Debt securities:
Tax-exempt state and municipal bonds	$15,167	$13,031
Corporate bonds	1,188	1,486
Certificates of deposit	—	240
Other government bonds	—	278

Total debt securities	16,355	15,035
Marketable equity securities	7,416	9,999

	$23,771	$25,034

April 30, 2014
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of deposit	$—	$—	$—	$—
Tax-exempt state and municipal bonds	—	—	—	—

	$—	$—	$—	$—

	April 30, 2013
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
Certificates of deposit	$—	$—	$—	$—
Tax-exempt state and municipal bonds	226	1	—	227

	$226	$1	$—	$227

The total carrying value of all investments on a consolidated basis was approximately $23,771,000 and $25,260,000 at April 30, 2014 and 2013, respectively. At April 30, 2014, there were approximately $8,975,000 in trading investments included in investments-noncurrent in the accompanying consolidated balance sheet. At April 30, 2013, there were approximately $6,658,000 in trading investments included in investments-noncurrent in the accompanying consolidated balance sheet. As of April 30, 2014, the Company does not believe any investments to be other-than-temporarily impaired.

The contractual maturities of debt securities classified as trading at April 30, 2014 and 2013 were as follows (in thousands):

	2014	2013
Due within one year	$7,646	$8,648
Due within two years	6,228	4,776
Due within three years	1,970	751
Due after three years	511	860

	$16,355	$15,035

The contractual maturities of debt securities classified as held-to-maturity at April 30, 2014 and 2013 were as follows (in thousands):

	2014	2013
Due within one year	$—	$226
Due within two years	—	—
Due within three years	—	—
Due after three years	—	—

	$—	$226

In 2014, the Company’s investment portfolio of trading securities experienced net unrealized holding losses of approximately $160,000 and in 2013 and 2012, the Company’s investment portfolio of trading securities experienced net unrealized holding gains of approximately $815,000 and $45,000, respectively, which have been included in other income, net in the accompanying consolidated statements of operations.

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

The following table presents our assets that we measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	April 30, 2014				April 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$51,561	$—	$—	$51,561	$37,716	$—	$—	$37,716
Marketable securities	8,338	15,167	—	23,505	11,215	13,548	—	24,763

Total	$59,899	$15,167	$—	$75,066	$48,931	$13,548	$—	$62,479

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $266,000 that is not recorded at fair value and thus is not recorded in the table above.

The carrying amounts of cash, trade accounts receivable and unbilled accounts receivable, accounts payable, accrued compensation and related costs, and other current liabilities approximate fair value because of their short-term maturities.

(4) Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2014 and 2013 (in thousands):

	2014	2013
Buildings and leasehold improvements	$20,011	$19,993
Computer equipment and purchased software	9,842	9,611
Office furniture and equipment	4,373	4,367

	34,226	33,971
Accumulated depreciation and amortization	(30,545)	(29,489)

	$3,681	$4,482

(5) Acquisitions

The Company accounts for business combinations using the acquisition method of accounting and accordingly, the identifiable assets acquired and liabilities assumed are recorded based upon management’s estimates of current fair values as of the acquisition date. The estimation process includes analyses based on income and market approaches. Goodwill represents the excess purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The goodwill generated is due in part to the synergies that are not included in the fair value of identifiable intangible assets. Goodwill recorded in an acquisition is assigned to applicable reporting units based on expected revenues. Identifiable intangible assets with finite lives are amortized over their useful lives. Amortization of current technology is recorded in cost of revenues-license and amortization of all other intangible assets is recorded in amortization of acquisition-related intangibles. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in general and administrative expenses in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

On August 14, 2013, the Company completed the acquisition of certain assets of privately-held Taylor Manufacturing Systems, USA, LLC (“TMS”) an Atlanta-based provider in the advance planning systems (“APS”) area. The acquisition of TMS will allow the Company to expand its software product offerings.

Under the terms of the purchase agreement, the Company acquired the assets in exchange for a purchase price of $1,807,000. The purchase price consisted of $1,191,000 paid in cash at closing, plus $50,000 in a working capital adjustment, and three additional cash payments of $200,000, generally payable on the anniversary date of the transaction in each of the three years following closing. The additional cash payments resulted in the Company recording a short-term liability of $200,000 for the payment due on the first anniversary and a long-term liability of $366,000 for the payments due on the second and third anniversaries. The Company incurred acquisition costs of approximately $68,500 during the year ended April 30, 2014. The operating results of TMS are not material for proforma disclosure. We allocated $1,218,000 of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of August 14, 2013 (in thousands):

Current assets	$130
Goodwill	1,218
Current technology	472

Total Assets Acquired	1,820
Current liabilities	(13)

Net Assets Acquired	$1,807

Current technology is being amortized on a straight-line basis over the remaining estimated economic life of the product (four years), including the period being reported. The fair value of deferred revenues in a business combination is considered to be an assumed liability (which must arise from a legal performance obligation) and, accordingly, is estimated based on the direct cost of fulfilling the obligation plus a normal profit margin, which approximates fair value. Also, in practice, the normal profit margin is limited to the profit margin on the costs to provide the product or service (that is, the fulfillment effort).

(6) Income Taxes

Income tax expense consisted of the following:

	Years ended April 30,
	2014	2013	2012
	(In thousands)
Current:
Federal	$4,253	$4,103	$5,335
State	686	847	685

	4,939	4,950	6,020

Deferred:
Federal	557	131	(85)
State	70	33	(7)

	627	164	(92)

	$5,566	$5,114	$5,928

The Company’s actual income tax expense differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 35% for fiscal years 2014, 2013 and 2012, to earnings before income taxes and noncontrolling interest as follows:

	Years ended April 30,
	2014	2013	2012
	(In thousands)
Computed “expected” income tax expense	$5,564	$5,434	$6,045
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	493	568	405
Research and development credits	(258)	(584)	(259)
Change in valuation allowance for deferred tax assets	45	(187)	34
Tax contingencies	(47)	27	(59)
Other, net, including permanent items	(231)	(144)	(238)

	$5,566	$5,114	$5,928

Our effective income tax rates were 35.0%, 32.9% and 34.3% in 2014, 2013 and 2012, respectively. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. The provision for income taxes in 2014, 2013 and 2012 excludes approximately $361,000, $160,000 and $881,000, respectively, of tax benefits realized from the recognition of stock option deductions, which have been recorded in additional paid-in capital.

The significant components of deferred income tax (benefit) expense attributable to income from continuing operations before income taxes for the years ended April 30, 2014, 2013, and 2012 are as follows:

	Years ended April 30,
	2014	2013	2012
	(In thousands)
Deferred tax expense (benefit)	$582	$351	$(126)
(Decrease) increase in the valuation allowance for deferred tax assets	45	(187)	34

	$627	$164	$(92)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2014 and 2013 are presented as follows:

	2014	2013
	(In thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$1,024	$1,018
State net operating loss carryforwards	389	358
Intangible assets and fixed asset basis differences	1,347	1,191
Nonqualified stock options	1,154	1,287

Total gross deferred tax assets	3,914	3,854
Less valuation allowance	466	421

Net deferred tax assets	3,448	3,433

Deferred tax liabilities:
Capitalized computer software development costs	(4,109)	(3,334)
Net gains/losses on trading securities	(566)	(458)
Goodwill	(598)	(511)
Other	(529)	(528)

Total gross deferred tax liabilities	(5,802)	(4,831)

Net deferred tax liabilities	$(2,354)	$(1,398)

At April 30, 2014, the Company has approximately $11.8 million of various state net operating loss carryforwards which are available to offset future state taxable income, if any, through 2034.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2014.

The Company applies the accounting provisions which require us to prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return.

As of April 30, 2014, 2013 and 2012, we have recorded approximately $1.2 million, $1.2 million, and $1.1 million, respectively, of unrecognized tax benefits, inclusive of interest and penalties, all of which would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of April 30, 2014 and 2013, we had recorded a liability for potential penalties and interest of approximately $160,000 and $191,000, respectively, related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, excluding interest and penalties (in thousands):

	2014	2013
Balance at beginning of the period	$981	$984
Decreases as a result of positions taken during prior periods	(28)	(25)
Increases as a result of positions taken during the current period	—	22

Balance at April 30,	$953	$981

We conduct business globally and, as a result, file consolidated income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2000. We are no longer subject to U.S. Federal income tax examination for years prior to 2010. The Company’s 2009 and 2008 U.S. Federal returns were audited by the Internal Revenue Service, and the examinations were concluded in November 2011 and 2009, respectively, with no changes to the returns as originally filed. The Company’s 2012 U.S. Federal return is currently under audit examination by the Internal Revenue Service; however, we do not anticipate any changes to the returns as originally filed.

We anticipate that total unrecognized tax benefits will change by $899,000 in tax and $54,000 in interest in the next twelve months.

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

Stock Option Plans

As of April 30, 2014, the Company has outstanding stock options granted pursuant to four stock option plans. The 2001 Stock Option Plan (the “2001 Option Plan”) became effective on September 1, 2000. This Plan was terminated and replaced by the 2011 Equity Compensation Plan (the “2011 Option Plan”) effective May 17, 2010. Options outstanding under the 2001 Option Plan remain in effect, but no new options may be granted under the plan. Effective July 9, 2009, we adopted the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan as equity plans of American Software, although we will not grant any additional stock options under these plans.

Under the 2011 Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant. By resolution of the Board of Directors, non-employee directors receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 6 years after the date of grant (or five years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 3,700,000 shares are authorized for issuance pursuant to options granted under this Plan. When stock options are exercised, it is the Company’s policy to issue stock from authorized shares rather than from treasury shares

Incentive and nonqualified options exercisable at April 30, 2014, 2013 and 2012 totaled 1,071,812, 1,893,887, and 1,690,101, respectively. Options available for grant at April 30, 2014, for the 2011 Option Plan are 1,037,843 shares.

A summary of changes in outstanding options for the year ended April 30, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2013	3,751,180	$7.12
Granted	644,500	9.35
Exercised	(890,341)	6.15
Forfeited/cancelled	(611,267)	8.69

Outstanding at April 30, 2014	2,894,072	$7.59	3.5	$5,992,532

Exercisable at April 30, 2014	1,071,812	$6.63	2.5	$3,221,689

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2014, 2013, and 2012 are $2.98, $2.90, and $3.14 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2014, 2013, and 2012:

	2014	2013	2012
Dividend yield	5.2%	5.4%	5.6%
Expected volatility	55.1%	56.0%	55.4%
Risk-free interest rate	2.3%	2.4%	2.7%
Expected term	4.4 years	4.3 years	4.3 years

The expected volatility is based on the historical volatility and implied volatility. The Company uses historical data to estimate stock option exercise and forfeiture rates. The expected term represents the period over which the share-based awards are expected to be outstanding. Beginning after December 31, 2007, the expected term was estimated using historical data. The dividend yield is an estimate of the expected dividend yield on the Company’s stock. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the stock options.

Options issued after May 1, 2007 with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2014, 2013, and 2012, we issued 890,341, 386,356 and 986,875 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2014, 2013 and 2012 based on market value at the exercise dates was $3,266,301, $1,163,699 and $3,592,358, respectively. The fair value of grants vested during the years ended April 30, 2014, 2013 and 2012 was $1,442,478, $1,447,612 and $1,082,363, respectively. As of April 30, 2014, unrecognized compensation cost related to unvested stock option awards approximated $4.0 million and is expected to be recognized over a weighted average period of 1.77 years.

Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. During the fiscal year ended April 30, 2014, we did not repurchase any shares of our common stock. For this repurchase plan, through April 30, 2014, we have repurchased 909,862 shares of common stock at a cost of approximately $4.9 million. Under all repurchase plans as of April 30, 2014, we have repurchased 4,444,815 shares of common stock at a cost of approximately $24.3 million.

(8) Commitments and Contingencies

(a) Leases

The Company leases office facilities and equipment under various operating leases. Rental expense for these leases approximated $841,000, $854,000, and $906,000 for the years ended April 30, 2014, 2013, and 2012, respectively.

The Company leased several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $574,000, $418,000 and $349,000 for the years ended April 30, 2014, 2013 and 2012, respectively. In addition, the Company owns other properties leased under various operating leases. Rental income for these leases approximated $230,000, $225,000 and $204,000 for the years ended April 30, 2014, 2013, and 2012, respectively. The rental income is included as a component of Other Income, Net in the accompanying consolidated statements of operations.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2014 are as follows (existence of renewal or escalation clauses) (in thousands):

Years ended April 30:
2015	$780
2016	474
2017	289
2018	228
2019	228

$1,999

Future minimum lease rentals receivable under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2014 are as follows (already included or prorated at the Company’s occupied building) (in thousands):

Years ended April 30:
2015	$615
2016	560
2017	549
2018	568
2019	536
Thereafter	1,040

$3,868

(b) 401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2014, 2013, or 2012.

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

All of our revenues are derived from external customers. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.

Following is information related to each segment as of and for the years ended April 30, 2014, 2013 and 2012:

	2014	2013	2012
Revenues:
Enterprise Resource Planning	$11,517	$12,825	$13,651
Supply Chain Management	64,331	62,410	63,610
IT Consulting	24,753	25,232	25,375

	$100,601	$100,467	$102,636

Operating income/(loss) before intersegment eliminations:
Enterprise Resource Planning	$(5,132)	$(4,741)	$(4,947)
Supply Chain Management	17,468	16,881	19,335
IT Consulting	2,189	1,644	1,780

	$14,525	$13,784	$16,168

Intersegment eliminations:
Enterprise Resource Planning	$(1,882)	$(1,916)	$(1,571)
Supply Chain Management	1,778	1,804	1,503
IT Consulting	104	112	68

	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(7,014)	$(6,657)	$(6,518)
Supply Chain Management	19,246	18,685	20,838
IT Consulting	2,293	1,756	1,848

	$14,525	$13,784	$16,168

Capital expenditures:
Enterprise Resource Planning	$125	$513	$162
Supply Chain Management	118	196	205
IT Consulting	12	27	5

	$255	$736	$372

Capitalized Software:
Enterprise Resource Planning	$—	$—	$—
Supply Chain Management	2,949	3,418	2,731
IT Consulting	—	—	—

	$2,949	$3,418	$2,731

	2014	2013	2012
Depreciation and amortization:
Enterprise Resource Planning	$887	$916	$1,046
Supply Chain Management	1,706	3,228	3,252
IT Consulting	12	9	4

	$2,605	$4,153	$4,302

Interest Income:
Enterprise Resource Planning	$343	$452	$363
Supply Chain Management	592	688	925
IT Consulting	—	—	—

	$935	$1,140	$1,288

Earnings (loss) before income taxes:
Enterprise Resource Planning	$(3,830)	$(2,976)	$(3,804)
Supply Chain Management	17,541	16,897	19,290
IT Consulting	2,186	1,604	1,785

	$15,897	$15,525	$17,271

	April 30, 2014	April 30, 2013	April 30, 2012
Total Consolidated Assets:
Enterprise Resource Planning	$39,283	$36,985	$33,594
Supply Chain Management	86,854	70,982	77,288
IT Consulting	5,083	5,103	5,671

	$131,220	$113,070	$116,553

International Revenue and Significant Customer

International revenues approximated $17.1 million or 17%, $14.0 million or 14%, and $16.2 million or 16%, of consolidated revenues for the years ended April 30, 2014, 2013, and 2012, respectively, and were derived primarily from customers in Canada and Europe. International revenue is based on the delivery of software and performance of services.

No one customer accounted for more than 10% of total revenues for the year ended April 30, 2014. One customer accounted for approximately 11% and 15% of consolidated revenues for the years ended April 30, 2013 and 2012, respectively, principally from our IT consulting segment. Accounts receivable from this customer were approximately $1.6 million at April 30, 2013 and 2012, respectively.

(10) Financial Statements and Supplementary Data (Unaudited)

The following schedule presents results for each quarter in the years ended April 30, 2014 and 2013 (in thousands, except per share amounts):

	Total revenues	Gross margin	Operating income	Net earnings	Diluted earnings per share*
Quarter ended:
July 31, 2013	$23,318	$12,155	$2,383	$1,593	$0.06
October 31, 2013	26,931	15,526	5,392	3,693	0.13
January 31, 2014	24,427	13,963	3,539	2,477	0.09
April 30, 2014	25,925	15,242	3,211	2,568	0.09

Year ended April 30, 2014	$100,601	$56,886	$14,525	$10,331	$0.37

Quarter ended:
July 31, 2012	$25,914	$14,010	$3,721	$2,422	$0.09
October 31, 2012	26,263	14,680	4,236	2,771	0.10
January 31, 2013	23,076	12,032	2,291	2,140	0.08
April 30, 2013	25,214	14,185	3,536	3,078	0.11

Year ended April 30, 2013	$100,467	$54,907	$13,784	$10,411	$0.38

*	Quarterly amounts may not sum to full year total due to rounding.

(11) Subsequent Events

On May 14, 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. The cash dividend is payable on August 22, 2014 to Class A and Class B shareholders of record at the close of business on August 8, 2014.

Effective May 30, 2014, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with privately-held MID Retail, Inc., an Indiana corporation (“MRI”). Pursuant to the Purchase Agreement, the Company acquired 100% of the total issued and outstanding shares of capital stock of MRI, a provider of retail allocation and merchandise planning solutions. This acquisition will expand and complement the products and services offered by Logility.

Under the terms of the Purchase Agreement, the Company acquired the capital stock for an effective purchase price of approximately $7.75 million in cash, subject to certain post-closing adjustments. Additional consideration is payable at the end of each 12 month period in the 24 month period following the Closing Date (such twenty-four month period being the “Earnout Period”) equal to 15% of the license fee revenues contracted for and recorded as revenue in accordance with GAAP by either MRI or the Company from the sale of MRI Software during such 12 month period, up to a maximum aggregate amount of $1.5 million over the Earnout Period.

The Company will include the financial results of MRI in its consolidated financial statements commencing May 30, 2014. Acquisition related costs were not material for any period presented in the consolidated financial statements. Based upon the timing of the acquisition subsequent to the end of the Company’s fiscal year 2014, the initial accounting for the business combination is incomplete at the time of filing this report. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired. The Company will include this information in its Quarterly Report on Form 10-Q for the first quarter of fiscal 2015.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2014. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of April 30, 2014.

We believe our consolidated financial statements fairly present in all material respects our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements as of April 30, 2014 and 2013 and for each of the years in the three-year period ended April 30, 2014 is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of fiscal 2014 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to July 25, 2014 under the captions “Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” and “Committees of the Board of Directors.”

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.	Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2014	104

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	The Company’s Amended and Restated Articles of Incorporation, and amendments thereto.(1)

3.2	The Company’s Amended and Restated By-Laws dated May 18, 2009.(2)

10.1	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(3)

10.2	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(4)

10.3	The Logility, Inc. 1997 Stock Plan as Amended and Restated Effective July 9, 2009.(5)

10.4	The Logility, Inc. 2007 Stock Plan as Amended and Restated Effective July 9, 2009.(5)

10.5	The Company’s 2001 Stock Option Plan, as Amended and Restated Effective August 17, 2009.(6)

10.6	The Company’s 2011 Equity Compensation Plan.(7)

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.
(3)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.
(4)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2002.
(5)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-160559 filed on Form S-8 on July 13, 2009.
(6)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-161471 filed on Form S-8 on August 21, 2009.
(7)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-191664 filed on Form S-8 on October 10, 2013.

SHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2014, 2013, 2012

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions(1)	Deductions (2)	Balance at end of year
April 30, 2014	$337	(56)	86	145	222
April 30, 2013	$171	216	0	50	337
April 30, 2012	$243	238	0	310	171

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

Deferred Income Tax Valuation Allowance

The deferred tax valuation allowance roll-forward is included in Item 8 of this Report in the Notes to Consolidated Financial Statements—Note 6.

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

Date: July 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James C. Edenfield James C. Edenfield	Executive Chairman, Treasurer and Director	July 14, 2014

/s/ J. Michael Edenfield J. Michael Edenfield	President, Chief Executive Officer, Director and Chief Operating Officer	July 14, 2014

/s/ W. Dennis Hogue W. Dennis Hogue	Director	July 14, 2014

/s/ John J. Jarvis John J. Jarvis	Director	July 14, 2014

/s/ James B. Miller, Jr. James B. Miller, Jr.	Director	July 14, 2014

/s/ Thomas L. Newberry, V. Thomas L. Newberry, V.	Director	July 14, 2014

/s/ Vincent C. Klinges Vincent C. Klinges	Chief Financial Officer	July 14, 2014

/s/ Bryan L. Sell Bryan L. Sell	Controller and Principal Accounting Officer	July 14, 2014