Form 10-Q
period 2014-07-31
AMERICAN SOFTWARE INC
filed 2014-09-05
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at September 1, 2014
Class A Common Stock, $.10 par value	25,682,780 Shares
Class B Common Stock, $.10 par value	2,587,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2014	April 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$46,209	$55,803
Investments	14,399	14,796
Trade accounts receivable, less allowance for doubtful accounts of $264 at July 31, 2014 and $222 at April 30, 2014:
Billed	12,914	15,422
Unbilled	3,826	3,234
Prepaid expenses and other current assets	3,168	4,092

Total current assets	80,516	93,347
Investments—Noncurrent	11,831	8,975
Property and equipment, net of accumulated depreciation of $30,828 at July 31, 2014 and $30,545 at April 30, 2014	3,488	3,681
Capitalized software, net of accumulated amortization of $9,485 at July 31, 2014 and $8,589 at April 30, 2014	10,013	10,732
Goodwill	18,749	13,819
Other intangibles, net of accumulated amortization of $3,083 at July 31, 2014 and $2,881 at April 30, 2014	3,522	534
Other assets	630	132

Total assets	$128,749	$131,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$745	$1,382
Accrued compensation and related costs	2,248	3,532
Dividends payable	2,825	2,822
Other current liabilities	2,743	2,735
Deferred income taxes	402	418
Deferred revenue	23,614	23,638

Total current liabilities	32,577	34,527
Deferred income taxes	1,671	1,936
Long-term deferred revenue	575	670
Other long-term liabilities	2,035	1,527

Total liabilities	36,858	38,660
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 30,112,049 shares at July 31, 2014 and 30,075,187 shares at April 30, 2014	3,011	3,008
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at July 31, 2014 and April 30, 2014; convertible into Class A shares on a one-for-one basis	259	259
Additional paid-in capital	106,823	106,203
Retained earnings	6,076	7,368
Class A treasury stock, 4,444,815 shares at July 31, 2014 and April 30, 2014, at cost	(24,278)	(24,278)

Total shareholders’ equity	91,891	92,560

Commitments and contingencies
Total liabilities and shareholders’ equity	$128,749	$131,220

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2014	2013
Revenues:
License	$4,368	$3,218
Services and other	10,992	11,228
Maintenance	9,497	8,872

Total revenues	24,857	23,318

Cost of revenues:
License	1,736	1,161
Services and other	7,795	8,040
Maintenance	1,981	1,962

Total cost of revenues	11,512	11,163

Gross margin	13,345	12,155

Research and development	3,196	2,100
Sales and marketing	4,644	4,394
General and administrative	3,215	3,153
Amortization of acquisition-related intangibles	85	125
Provision for doubtful accounts	42	—

Total operating expenses	11,182	9,772

Operating income	2,163	2,383
Other income (expense):
Interest income	280	251
Other, net	26	(207)

Earnings before income taxes	2,469	2,427
Income tax expense	935	834

Net earnings	$1,534	$1,593

Earnings per common share (a):
Basic	$0.05	$0.06

Diluted	$0.05	$0.06

Cash dividends declared per common share	$0.10	$0.00

Shares used in the calculation of earnings per common share:
Basic	28,233	27,363

Diluted	28,606	27,815

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.05 and $0.06 for the three months ended July 31, 2014 and 2013, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$1,534	$1,593
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,382	1,029
Stock-based compensation expense	404	338
Bond amortization	—	2
Accretion of liability from purchase of business	3	—
Tax benefit of stock options exercised	36	10
Excess tax benefits from stock-based compensation	(41)	(27)
Net loss on investments	159	361
Deferred income taxes	(281)	(194)
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(6,003)	(3,640)
Proceeds from maturities and sales of trading securities	3,385	8,157
Accounts receivable, net	2,463	3,683
Prepaid expenses and other assets	965	316
Accounts payable and other liabilities	(2,362)	(692)
Deferred revenue	(519)	(1,685)

Net cash provided by operating activities	1,125	9,251

Cash flows from investing activities:
Capitalized computer software development costs	(178)	(717)
Purchases of property and equipment, net of disposals	(58)	(34)
Proceeds from maturities of investments	—	200
Purchase of business, net of cash acquired	(7,881)	—

Net cash used in investing activities	(8,117)	(551)

Cash flows from financing activities:
Excess tax benefits from stock based compensation	41	27
Proceeds from exercise of stock options	183	487
Dividends paid	(2,826)	—

Net cash (used in) provided by financing activities	(2,602)	514

Net change in cash and cash equivalents	(9,594)	9,214
Cash and cash equivalents at beginning of period	55,803	41,164

Cash and cash equivalents at end of period	$46,209	$50,378

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

July 31, 2014

A.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at July 31, 2014, the results of operations for the three months ended July 31, 2014 and 2013 and cash flows for the three months ended July 31, 2014 and 2013. The results for the three months ended July 31, 2014 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2014 describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible assets, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $623,000 and $640,000 for the three months ended July 31, 2014 and 2013, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At July 31, 2014 and April 30, 2014, unbilled license fees were approximately $1.6 million and $1.1 million, respectively, and unbilled services revenues were approximately $2.3 million and $2.2 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

C.	Declaration of Dividend Payable

On May 14, 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. The cash dividend is payable on August 22, 2014 to Class A and Class B shareholders of record at the close of business on August 8, 2014.

D.	Earnings Per Common Share

We have two classes of common stock, of which Class B Common Shares are convertible into Class A Common Shares at any time, on a one-for-one basis. Under our Articles of Incorporation, if we declare dividends, holders of Class A Common Shares shall receive a $0.05 dividend per share prior to the Class B Common Shares receiving any dividend and holders of Class A Common Shares shall receive a dividend at least equal to Class B Common Shares dividends on a per share basis. As a result, we have computed the earnings per share in accordance with Earnings Per Share within the Presentation Topic of the FASB’s Accounting Standards Codification, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2014		Three Months Ended July 31, 2013
	Class A	Class B	Class A	Class B
Distributed earnings	$0.10	$0.10	$—	$—
Undistributed earnings	(0.05)	(0.05)	0.06	0.06

Total	$0.05	$0.05	$0.06	$0.06

Distributed earnings	$2,567	$259	$—	$—
Undistributed earnings	(1,173)	(119)	1,443	150

Total	$1,394	$140	$1,443	$150

Basic weighted average common shares outstanding	25,646	2,587	24,776	2,587

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended July 31, 2014

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$1,394	25,646	$0.05
Common Stock Equivalents	—	373	—

	1,394	26,019	0.05
Class B Conversion	140	2,587	—

Diluted EPS for Class A	$1,534	28,606	$0.05

Three Months Ended July 31, 2013

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$1,443	24,776	$0.06
Common Stock Equivalents	—	452	—

	1,443	25,228	0.06
Class B Conversion	150	2,587	—

Diluted EPS for Class A	$1,593	27,815	$0.06

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended July 31, 2014

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$140	2,587	$0.05
Reallocation of undistributed earnings to Class A shares from Class B shares	2	—	—

Diluted EPS for Class B	$142	2,587	$0.05

Three Months Ended July 31, 2013

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$150	2,587	$0.06
Reallocation of undistributed earnings to Class B shares from Class A shares	(2)	—	—

Diluted EPS for Class B	$148	—	$0.06

*	Amounts adjusted for rounding

For the three months ended July 31, 2014 and 2013, we excluded options to purchase 900,500 and 1,511,513 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2014, we had a total of 3,150,210 options outstanding and, as of July 31, 2013, we had a total of 3,856,135 options outstanding.

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

Under the terms of the Purchase Agreement, the Company acquired the capital stock for an effective purchase price of approximately $8,507,000 in cash plus a $678,000 working capital adjustment. Additional consideration is payable at the end of each 12-month period in the 24-month period following the Closing Date (such 24-month period being the “Earnout Period”) equal to 15% of the license fee revenues contracted for and recorded as revenue in accordance with Generally Accepted Accounting Principles (“GAAP”) by either MRI or the Company from the sale of MRI Software during such 12-month period, up to a maximum aggregate amount of $1.5 million over the Earnout Period. This additional consideration will be accounted for as post-combination services and, therefore, will be expensed as incurred. The Company incurred acquisition costs of approximately $66,800 during the three months ended July 31, 2014. The operating results of MRI are not material for proforma disclosure. We allocated $4,930,000 of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.

The following preliminary allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of May 30, 2014 (in thousands):

		Useful Life
Current assets	$1,858
Property and equipment, net	32
Other assets	505
Goodwill	4,930
Non-compete	290	3 years
Customer relationships	1,400	8 years
Current technology	1,500	3 years

Total Assets Acquired	10,515
Current liabilities	(825)
Long-term liabilities	(505)

Total liabilities assumed	(1,330)

Net assets acquired	$9,185

Non-compete agreements, customer relationships and current technology are being amortized on a straight-line basis over the remaining estimated economic life of the assets, including the period being reported. The fair value of deferred revenues in a business combination is considered to be an assumed liability (which must arise from a legal performance obligation) and, accordingly, is estimated based on the direct cost of fulfilling the obligation plus a normal profit margin, which approximates fair value. Also, in practice, the normal profit margin is limited to the profit margin on the costs to provide the product or service (that is, the fulfillment effort).

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

Current technology is being amortized on a straight line basis over the remaining estimated economic life of the product (four years), including the period being reported. The fair value of deferred revenues in a business combination is considered to be an assumed liability (which must arise from a legal performance obligation) and, accordingly, is estimated based on the direct cost of fulfilling the obligation plus a normal profit margin, which approximates fair value. Also, in practice, the normal profit margin is limited to the profit margin on the costs to provide the product or service (that is, the fulfillment effort).

F.	Stock-Based Compensation

During the three months ended July 31, 2014 and 2013, we granted options for 313,000 and 281,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $404,000 and $338,000 and related income tax benefits of approximately $135,000 and $111,000 during the three months ended July 31, 2014 and 2013, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. During the three months ended July 31, 2014 and 2013, we realized excess tax benefits of approximately $41,000 and $27,000, respectively.

During the three months ended July 31, 2014 and 2013, we issued 36,862 and 83,074 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2014 and 2013 based on market value at the exercise dates was approximately $182,000 and $235,000, respectively. As of July 31, 2014, unrecognized compensation cost related to unvested stock option awards approximated $4.0 million, which we expect to recognize over a weighted average period of 1.79 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2014 and April 30, 2014, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	July 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$44,060	$—	$—	$44,060
Marketable securities	7,572	18,393	—	25,965

Total	$51,632	$18,393	$—	$70,025

	April 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$51,561	$—	$—	$51,561
Marketable securities	8,338	15,167	—	23,505

Total	$59,899	$15,167	$—	$75,066

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $265,000 and $266,000 as of July 31, 2014 and April 30, 2014, respectively, that is not recorded at fair value and, thus, is not included in the tables above.

H.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2014, we have repurchased 909,862 shares of common stock at a cost of approximately $4.9 million. As of July 31, 2014, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,444,815 shares of common stock at a cost of approximately $24.3 million.

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

In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2014 and 2013:

	Three Months Ended July 31,
	2014	2013
Revenues:
Enterprise Resource Planning	$2,658	$2,752
Collaborative Supply Chain Management	16,262	14,201
IT Consulting	5,937	6,365

	$24,857	$23,318

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,469)	$(1,497)
Collaborative Supply Chain Management	3,017	3,322
IT Consulting	615	558

	$2,163	$2,383

Intersegment eliminations:
Enterprise Resource Planning	$(530)	$(480)
Collaborative Supply Chain Management	500	450
IT Consulting	30	30

	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,999)	$(1,977)
Collaborative Supply Chain Management	3,517	3,772
IT Consulting	645	588

	$2,163	$2,383

Capital expenditures:
Enterprise Resource Planning	$38	$—
Collaborative Supply Chain Management	20	29
IT Consulting	—	5

	$58	$34

Capitalized Software:
Enterprise Resource Planning	$—	$—
Collaborative Supply Chain Management	178	717
IT Consulting	—	—

	$178	$717

Depreciation and amortization:
Enterprise Resource Planning	$230	$221
Collaborative Supply Chain Management	1,149	805
IT Consulting	3	3

	$1,382	$1,029

Earnings (loss) before income taxes:
Enterprise Resource Planning	$(1,173)	$(1,427)
Collaborative Supply Chain Management	3,027	3,297
IT Consulting	615	557

	$2,469	$2,427

Major Customer

No one customer accounted for more than 10% of total revenues for the three months ended July 31, 2014. For the three months ended July 31, 2013, we had one major customer, The Home Depot, which accounted for approximately 10.8%, or $2.5 million of total revenues, respectively. Revenues from our major customer for the periods reported are primarily attributable to our IT consulting segment.

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

On August 20, 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. The cash dividend is payable on December 5, 2014 to Class A and Class B shareholders of record at the close of business on November 14, 2014.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, dependence on particular market segments or customers, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, the challenges and risks associated with integration of acquired product lines, companies and services, as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below. The terms “fiscal 2015” and “fiscal 2014” refer to our fiscal years ending April 30, 2015 and 2014, respectively.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in global credit markets.

On July 24th, 2014, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2014 world economic growth forecast. The update noted that, “Global growth moderated more than expected in the first quarter of 2014, from an annual rate of 3 3⁄4 percent in the second half of 2013 to 2 3⁄4 percent—some  1⁄2 percentage point lower than the forecast in the April 2014 World Economic Outlook (WEO). The global growth projection for 2014 has been marked down by 0.3 percent to 3.4 percent, reflecting both the legacy of the weak first quarter, particularly in the United States, and a less optimistic outlook for several emerging markets. With somewhat stronger growth expected in some advanced economies next year, the global growth projection for 2015 remains at 4 percent.”

For fiscal 2015, we expect the world economy to improve when compared to the prior year, which could result in an improved selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment when compared to the period prior to the last recession. However, we noted some improvement in sales activity in the U.S. and Europe. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

We believe weak economic conditions may be driving some businesses to focus on achieving more process and efficiency improvements in their operations and to invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. If this trend continues, we believe it may tend to favor solutions such as our Logility supply chain solutions, which are designed to provide a more rapid return on investment and are targeted at some of the largest profit drivers in a customer’s business. While the current economic slowdown has had a particularly adverse impact on the weaker companies in our target markets, we believe a larger percentage of our customers are seeking to make investments to strengthen their operations, and some are taking advantage of current economic conditions to gain market share.

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

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Enterprise Resource Planning (“ERP”), (2) Supply Chain Management (“SCM”) and (3) Information Technology (“IT”) Consulting. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) New Generation Computing (“NGC”), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The SCM segment, which consists of Logility, a wholly-owned subsidiary, as well as its subsidiary, Demand Management, Inc. (“DMI”), provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm.

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

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

In July 2013, the FASB issued an accounting standard update relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update amends existing GAAP that required in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The Company adopted this update on May 1, 2014 and it did not have a material impact on our consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2014 and 2013:

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2014	2013	2014 vs. 2013
Revenues:
License	18%	14%	36%
Services and other	44	48	(2)
Maintenance	38	38	7

Total revenues	100	100	7

Cost of revenues:
License	7	5	50
Services and other	31	34	(3)
Maintenance	8	8	1

Total cost of revenues	46	48	3

Gross margin	54	52	10

Research and development	13	9	52
Sales and marketing	19	19	6
General and administrative	13	14	2
Amortization of acquisition-related intangibles	—	1	(32)
Provision for doubtful accounts	—	—	nm

Total operating expenses	45	43	14

Operating income	9	9	(9)

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2014	2013	2014 vs. 2013
Other income (expense):
Interest income	1	1	12
Other, net	—	(1)	nm

Earnings before income taxes	10	11	2
Income tax expense	4	4	12

Net earnings	6%	7%	(4)%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013

REVENUES

	Three Months Ended July 31,
			% of Total Revenue
	2014	2013	% Change	2014	2013
	(in thousands)
License	$4,368	$3,218	36%	18%	14%
Services and other	10,992	11,228	(2)	44	48
Maintenance	9,497	8,872	7	38	38

Total revenues	$24,857	$23,318	7%	100%	100%

For the three months ended July 31, 2014, the 7% increase in revenues over the three months ended July 31, 2013 was attributable primarily to a 36% increase in license fee revenues during the three months ended July 31, 2014 when compared to the same period last year and, to a lesser extent, a 7% increase in maintenance revenues. This was partly offset by a 2% decrease in services and other revenues. The increase in license fee revenues was a result of a slight improvement in the US economy that is resulting in improved software purchases when compared to the same time last year. The primary reason for the decrease in services and other revenues in the three months ended July 31, 2014 was a decrease in the level of implementation services at our ERP segment, which includes NGC, and in our IT consulting services due to decreased demand for IT temporary staff. This was partially offset by an increase in services revenue at our SCM business unit.

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

International revenues represented approximately 17% and 18% of total revenues in the three months ended July 31, 2014 and 2013, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenues

	Three Months Ended July 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$594	$402	48%
Supply Chain Management	3,774	2,816	34

Total license revenues	$4,368	$3,218	36%

For the three months ended July 31, 2014, license fee revenues increased 36% when compared to the same period in the prior year. In the three months ended July 31, 2014, license fee revenues from our SCM business unit increased 34% when compared to the corresponding period in the prior year. We believe that the increase in the first quarter was due primarily to an improved selling environment as a result of a slight improvement in the US economy that is resulting in increased software purchases. Our SCM business unit constituted 86% and 88% of total license fee revenues for the three months ended July 31, 2014 and 2013, respectively. Our ERP business unit license fee revenues increased by 48% for the three months ended July 31, 2014 when compared to the same period in the prior year, primarily due to increased license fee sales to the apparel and retail industries.

The direct sales channel provided approximately 75% of license fee revenues for the three months ended July 31, 2014, compared to approximately 72% in the comparable quarter a year ago. The slight increase in the proportion of sales by our direct sales channel was due to an increase in license fee revenue from Logility’s direct sales channel. For the three months ended July 31, 2014 and 2013, our margins after commissions on direct sales were approximately 90% and 86%, respectively. The margins increased in the current period due to the mix of sales commission rates based on each individual salespersons’ quotas and related achievement. For the three months ended July 31, 2014 and 2013, our margins after commissions on indirect sales were approximately 39% and 50%, respectively. The indirect channel margins for the current quarter decreased when compared to the same period in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenues

	Three Months Ended July 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$820	$1,193	(31)%
Supply Chain Management	4,235	3,670	15
IT Consulting	5,937	6,365	(7)

Total services and other revenues	$10,992	$11,228	(2)%

For the three months ended July 31, 2014, services revenue decreased by 2% primarily due to decreased services revenues from our ERP and IT Consulting business partially offset by an improvement in our SCM implementation services segment. For the three months ended July 31, 2014, services and other revenues from our ERP segment decreased by 31% when compared to the same period in the prior year due to decreased project work particularly at NGC. These decreases in the current quarter are due to lower license fee sales in recent periods, which tend to decrease services implementation revenue. For the three months ended July 31, 2014, our IT Consulting segment’s revenues decreased 7% when compared to the prior year period due to a decline in IT staffing and project work from customers, particularly its largest customer, The Home Depot, when compared to the same period last year. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenues

	Three Months Ended July 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$1,244	$1,157	7%
Supply Chain Management	8,253	7,715	7

Total maintenance revenues	$9,497	$8,872	7%

For the three months ended July 31, 2014, maintenance revenues increased 7% when compared to the same period in the prior year, due primarily to improved maintenance renewal rates. Also, Logility’s maintenance revenue increased due to the May 29, 2014 acquisition of MidRetail, which added approximately $165,000 to the three months ended July 31, 2014 maintenance revenues. Logility accounted for 87% of total maintenance revenues for the three months ended July 31, 2014 and 2013. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended July 31,
	2014		2013
Gross margin on license fees:	$2,632	60%	$2,057	64%
Gross margin on services and other:	3,197	29	3,188	28
Gross margin on maintenance:	7,516	79	6,910	78

Total gross margin:	$13,345	54%	$12,155	52%

For the three months ended July 31, 2014, our total gross margin percentage increased when compared to the same period in the prior year primarily due to an increase in the maintenance and services and other gross margins partially offset by a decrease in the license fee gross margin.

Gross Margin on License Fees

License fee gross margin percentage for the three months ended July 31, 2014 decreased four percentage points when compared to the same period in the prior year primarily due to higher capitalized software amortization expense (approximately $897,000 for Q1’15 vs $625,000 in Q1’14) which increased due to the release of our Voyager 8.5 product at the end of the fourth quarter of fiscal 2014, and an increase in the proportion of license fee sales through our indirect channel at DMI, for which agent commissions are expensed to cost of license fees. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three months ended July 31, 2014, the gross margin percentage on services and other revenue increased one percentage point when compared to the same period in the prior year primarily due to an increase in services revenue at Logility that resulted in higher margin business. Services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three months ended July 31, 2014 increased slightly when compared to the same period in the prior year primarily due to an improvement in maintenance retention. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended July 31,
			% of Revenue
	2014	2013	2014	2013
	(in thousands)
Research and development	$3,196	$2,100	13%	9%
Sales and marketing	4,644	4,394	19	19
General and administrative	3,215	3,153	13	14
Amortization of acquisition-related intangible assets	85	125	—	1
Provision for doubtful accounts	42	—	—	—
Other income, net	306	44	1	—
Income tax expense	$935	$834	4%	4%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended July 31,
	2014	2013	% Change
	(in thousands)
Total capitalized computer software development costs	$178	$717	(75)%
Percentage of gross product research and development costs	5%	25%
Total research and development expense	3,196	2,100	52

Percentage of total revenues	13%	9%
Total research and development expense and capitalized computer software development costs	$3,374	$2,817	20

Percentage of total revenues	14%	12%
Total amortization of capitalized computer software development costs *	$897	$625	44%

*	Included in cost of license fees

For the three months ended July 31, 2014, gross product research and development costs increased when compared to the same period in the previous fiscal year due to the May 29, 2014 acquisition of MidRetail, which added approximately $280,000 in costs, and increased hiring. Capitalized software development costs decreased for the three months ended July 31, 2014 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to increase as new projects reach technological feasibility and we expect capitalized software amortization expense to be relatively stable in coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three months ended July 31, 2014, sales and marketing expenses increased 6% when compared to the same period a year ago primarily due an increase in sales commissions as a result of higher license fees, an increase in marketing related fees and the May 29, 2014 acquisition of MidRetail. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended July 31, 2014, general and administrative expenses increased 2% when compared to the same period a year ago primarily due to the May 29, 2014 acquisition of MidRetail.

At July 31, 2014, the total number of employees was 390 compared to 374 at July 31, 2013.

Operating Income/(Loss)

	Three Months Ended July 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$(1,469)	$(1,497)	(2)%
Collaborative Supply Chain Management	3,017	3,322	(9)
IT Consulting	615	558	10

Total Operating Income	$2,163	$2,383	(9)%

Our ERP segment operating loss decreased 2% in the three months ended July 31, 2014 compared to the same period in the prior year primarily due to higher license revenues.

Our SCM segment’s operating income decreased by 9% for the three months ended July 31, 2014 compared to same period last year primarily due to the May 29, 2014 acquisition of MidRetail, which incurred a net operating loss of $301,000 for the current quarter.

Our IT Consulting segment operating income increased 10% for the three months ended July 31, 2014 when compared to the prior year due to improved gross margins from higher billing rates.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended July 31, 2014, the increase in other income was due primarily to: 1) a lower unrealized loss on investments when compared to the same period last year and 2) an increase in interest income as a result of higher market yields and 3) higher rental income when compared to the same period last year. We recorded a loss of approximately $159,000 and $361,000 for the three months ended July 31, 2014 and 2013, respectively, from our trading securities.

For the three months ended July 31, 2014 and 2013, our investments generated an annualized yield of approximately 1.54% and 1.55%, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended July 31, 2014, our effective tax rate was 37.8% compared to our effective tax rate of 34.4% in the three months ended July 31, 2013. The effective tax rate for the current quarter is higher due to the approval of the research and development tax credit in the three months ended July 31, 2013 compared to the three months ended July 31, 2014 where it is has not been renewed.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Sources and Uses of Cash

We have historically funded, and continue to fund, our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash that our operating activities provide generally reflect the changes in net earnings and non-cash operating items plus the effect of changes in operating assets and liabilities, such as investment trading securities, trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue. We have no debt obligations or off-balance sheet financing arrangements, and therefore, we used no cash for debt service purposes.

The following table shows information about our cash flows and liquidity positions during the three months ended July 31, 2014 and 2013. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

	Three Months Ended July 31, (in thousands)
	2014	2013
Net cash provided by operating activities	$1,125	$9,251
Net cash used in investing activities	(8,117)	(551)
Net cash (used in) provided by financing activities	(2,602)	514

Net change in cash and cash equivalents	$(9,594)	$9,214

For the three months ended July 31, 2014, the net decrease in cash provided by operating activities when compared to the same period last year was due primarily to:

1) lower proceeds from the maturity and sales of trading securities, 2) an increase in purchases of trading securities 3) an increase in the relative increase in accounts payable and other accruals due to timing of payments, 4), a decrease in customer accounts receivables caused by the timing of closing customer sales and related collections, 5) a decrease in losses on investments due to improved conditions in financial markets compared to the same period last year, 6) a decrease in deferred income tax, 7) a decrease in net earnings, and 8) higher excess tax benefit from stock-based compensation.

This decrease was partially offset by: 1) a decrease in the comparative decrease in deferred revenues due to timing of revenue recognition, 2), a higher increase in prepaid expenses when compared to the same period in the prior year due to the timing of purchases, 3) an increase in depreciation and amortization, 4) an increase in stock-based compensation expense, and 5) higher tax benefit from stock options exercised.

The increase in cash used in investing activities when compared to the same period in the prior year was due primarily to the acquisition of Mid Retail during the quarter, lower proceeds from the maturities of investments and an increase in purchases of property and equipment that was partially offset by a decrease in capitalized computer software development costs.

Cash used in financing activities compared to cash provided by financing activities in the prior year was due primarily to 1) an increase in dividends paid and 2) lower proceeds from exercise of stock options. This was partially offset by an increase in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31, (in thousands)
	2014	2013
Cash and cash equivalents	$46,209	$50,378
Short and long-term investments	26,230	20,182

Total cash and short and long-term investments	$72,439	$70,560

Net (decrease) increase in total cash and investments (three months ended July 31)	$(7,135)	$4,136

Our total activities used less cash and investments during the three months ended July 31, 2014, when compared to the prior year period, due primarily to improved operating results and changes in operating assets and liabilities as noted above.

Days Sales Outstanding in accounts receivable were 62 days as of July 31, 2014, compared to 52 days as of July 31, 2013. This increase is primarily due to higher sales in recent quarters. Our current ratio on July 31, 2014 was 2.5 to 1 and on July 31, 2013 was 3.0 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $72.4 million in cash and investments with no debt as of July 31, 2014, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. During the first quarter of fiscal 2015, we did not repurchase any shares of our common stock. For this repurchase plan, through July 31, 2014, we have repurchased 909,862 shares of common stock at a cost of approximately $4.9 million leaving 1,090,138 shares remaining to purchase. As of September 3, 2014 under all repurchase plans previously authorized, including this most recent plan, we have repurchased 4,444,815 shares of common stock at a cost of approximately $24.3 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At July 31, 2014, our goodwill balance was $18.7 million and our intangible assets with definite lives balance was approximately $3.5 million, net of accumulated amortization.

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

Foreign Currency. In the three months ended July 31, 2014, we generated approximately 17% of our revenues outside the United States. We typically make international sales through our foreign branches or our Logility branch and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $37,000 and $46,000 for the three months ended July 31, 2014 and 2013, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $251,000 exchange gain or loss for the three months ended July 31, 2014. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of July 31, 2014 was approximately $70.3 million compared to $66.1 million as of July 31, 2013.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2014. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended July 31, 2014:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2014 through May 31, 2014	0	$0	0	1,090,138
June 1, 2014 through June 30, 2014	0	$0	0	1,090,138
July 1, 2014 through July 31, 2014	0	$0	0	1,090,138

Total Fiscal 2015 First Quarter	0	$0	0	1,090,138

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: September 5, 2014	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President, Chief Executive Officer, Director and Chief Operating Officer

Date: September 5, 2014	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: September 5, 2014	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer