Form 10-Q
period 2014-10-31
AMERICAN SOFTWARE INC
filed 2014-12-05
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 1, 2014
Class A Common Stock, $.10 par value	25,652,635 Shares
Class B Common Stock, $.10 par value	2,587,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2014	April 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$40,601	$55,803
Investments	15,580	14,796
Trade accounts receivable, less allowance for doubtful accounts of $315 at October 31, 2014 and $222 at April 30, 2014
Billed	13,555	15,422
Unbilled	2,923	3,234
Prepaid expenses and other current assets	4,920	4,092

Total current assets	77,579	93,347
Investments—Noncurrent	13,301	8,975
Property and equipment, net of accumulated depreciation of $31,123 at October 31, 2014 and $30,545 at April 30, 2014	3,366	3,681
Capitalized software, net of accumulated amortization of $10,382 at October 31, 2014 and $8,589 at April 30, 2014	9,785	10,732
Goodwill	18,749	13,819
Other intangibles, net of accumulated amortization of $3,347 at October 31, 2014 and $2,881 at April 30, 2014	3,259	534
Other assets	622	132

Total assets	$126,661	$131,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$602	$1,382
Accrued compensation and related costs	2,291	3,532
Dividends payable	2,825	2,822
Other current liabilities	2,329	2,735
Deferred income taxes	559	418
Deferred revenue	23,993	23,638

Total current liabilities	32,599	34,527
Deferred income taxes	1,437	1,936
Long-term deferred revenue	480	670
Other long-term liabilities	1,835	1,527

Total liabilities	36,351	38,660
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 30,193,119 shares at October 31, 2014 and 30,075,187 shares at April 30, 2014	3,019	3,008
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at October 31, 2014 and April 30, 2014; convertible into Class A shares on a one-for-one basis	259	259
Additional paid-in capital	107,664	106,203
Retained earnings	4,426	7,368
Class A treasury stock, 4,532,580 shares at October 31, 2014 and 4,444,815 shares at April 30, 2014, at cost	(25,058)	(24,278)

Total shareholders’ equity	90,310	92,560

Commitments and contingencies
Total liabilities and shareholders’ equity	$126,661	$131,220

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Revenues:
License	$3,012	$6,192	$7,380	$9,410
Services and other	11,794	11,662	22,786	22,890
Maintenance	9,771	9,077	19,268	17,949

Total revenues	24,577	26,931	49,434	50,249

Cost of revenues:
License	1,763	1,234	3,499	2,395
Services and other	8,543	8,181	16,338	16,221
Maintenance	2,175	1,990	4,156	3,952

Total cost of revenues	12,481	11,405	23,993	22,568

Gross margin	12,096	15,526	25,441	27,681

Research and development	2,810	2,004	6,006	4,104
Sales and marketing	4,574	5,018	9,218	9,412
General and administrative	3,161	3,071	6,376	6,224
Amortization of acquisition-related intangibles	107	125	192	250
Provision for (recovery of) doubtful accounts	65	(84)	107	(84)

Total operating expenses	10,717	10,134	21,899	19,906

Operating income	1,379	5,392	3,542	7,775
Other income (expense):
Interest income	279	215	559	466
Other, net	210	202	236	(5)

Earnings before income taxes	1,868	5,809	4,337	8,236
Income tax expense	693	2,116	1,628	2,950

Net earnings	$1,175	$3,693	$2,709	$5,286

Earnings per common share (a):
Basic	$0.04	$0.13	$0.10	$0.19

Diluted	$0.04	$0.13	$0.10	$0.19

Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.10

Shares used in the calculation of earnings per common share:
Basic	28,270	27,448	28,252	27,406

Diluted	28,586	27,874	28,595	27,841

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.04 and $0.13 for the three months ended October 31, 2014 and 2013 and $0.10 and $0.19 for the six months ended October 31, 2014 and 2013, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$2,709	$5,286
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	2,839	1,462
Stock-based compensation expense	794	700
Bond amortization	—	1
Accretion of liability from purchase of business	3	—
Tax benefit of stock options exercised	81	88
Excess tax benefits from stock-based compensation	(78)	(68)
Net loss on investments	17	350
Deferred income taxes	(358)	(103)
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(10,882)	(7,412)
Proceeds from maturities and sales of trading securities	5,755	11,152
Accounts receivable, net	2,725	(118)
Prepaid expenses and other assets	(779)	(429)
Accounts payable and other liabilities	(2,853)	165
Deferred revenue	(235)	(1,438)

Net cash (used in) provided by operating activities	(262)	9,636

Cash flows from investing activities:
Capitalized computer software development costs	(846)	(1,641)
Purchases of property and equipment, net of disposals	(232)	(155)
Proceeds from maturities of investments	—	225
Purchase of business, net of cash acquired	(7,909)	(1,191)

Net cash used in investing activities	(8,987)	(2,762)

Cash flows from financing activities:
Repurchase of common stock	(780)	—
Excess tax benefits from stock based compensation	78	68
Proceeds from exercise of stock options	597	1,120
Payment for accrued acquisition consideration	(200)	—
Dividends paid	(5,648)	—

Net cash (used in) provided by financing activities	(5,953)	1,188

Net change in cash and cash equivalents	(15,202)	8,062
Cash and cash equivalents at beginning of period	55,803	41,164

Cash and cash equivalents at end of period	$40,601	$49,226

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

October 31, 2014

A.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at October 31, 2014, the results of operations for the three and six months ended October 31, 2014 and 2013 and cash flows for the six months ended October 31, 2014 and 2013. The results for the three and six months ended October 31, 2014 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $700,000 and $1.3 million for the three and six months ended October 31, 2014, respectively, and $606,000 and $1.2 million for the three and six months ended October 31, 2013, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At October 31, 2014 and April 30, 2014, unbilled license fees were approximately $637,000 and $1.1 million, respectively, and unbilled services revenues were approximately $2.3 million and $2.2 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended October 31, 2014		Six Months Ended October 31, 2014
	Class A	Class B	Class A	Class B
Distributed earnings	$0.10	$0.10	$0.20	$0.20
Undistributed earnings	(0.06)	(0.06)	(0.10)	(0.10)

Total	$0.04	$0.04	$0.10	$0.10

Distributed earnings	$2,566	$259	$5,133	$517
Undistributed earnings	(1,499)	(151)	(2,672)	(269)

Total	$1,067	$108	$2,461	$248

Basic weighted average common shares outstanding	25,683	2,587	25,665	2,587

	Three Months Ended October 31, 2013		Six Months Ended October 31, 2013
	Class A	Class B	Class A	Class B
Distributed earnings	$0.10	$0.10	$0.10	$0.10
Undistributed earnings	0.03	0.03	0.09	0.09

Total	$0.13	$0.13	$0.19	$0.19

Distributed earnings	$2,492	$259	$2,492	$259
Undistributed earnings	853	89	2,296	239

Total	$3,345	$348	$4,788	$498

Basic weighted average common shares outstanding	24,861	2,587	24,819	2,587

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended October 31, 2014

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,067	25,683	$0.04
Common Stock Equivalents	—	316	—

	1,067	25,999	0.04
Class B Conversion	108	2,587	—

Diluted EPS for Class A	$1,175	28,586	$0.04

Six Months Ended October 31, 2014

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,461	25,665	$0.10
Common Stock Equivalents	—	343	—

	2,461	26,008	0.10
Class B Conversion	248	2,587	—

Diluted EPS for Class A	$2,709	28,595	$0.10

Three Months Ended October 31, 2013

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$3,345	24,861	$0.13
Common Stock Equivalents	—	426	—

	3,345	25,287	0.13
Class B Conversion	348	2,587	—

Diluted EPS for Class A	$3,693	27,874	$0.13

Six Months Ended October 31, 2013

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$4,788	24,819	$0.19
Common Stock Equivalents	—	435	—

	4,788	25,254	0.19
Class B Conversion	498	2,587	—

Diluted EPS for Class A	$5,286	27,841	$0.19

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended October 31, 2014

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$108	2,587	$0.04
Reallocation of undistributed earnings to Class A shares from Class B shares	2	—	—

Diluted EPS for Class B	$110	2,587	$0.04

Six Months Ended October 31, 2014

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$248	2,587	$0.10
Reallocation of undistributed earnings to Class A shares from Class B shares	3	—	—

Diluted EPS for Class B	$251	2,587	$0.10

Three Months Ended October 31, 2013

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$348	2,587	$0.13
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)	—	—

Diluted EPS for Class B	$347	2,587	$0.13

Six Months Ended October 31, 2013

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$498	2,587	$0.19
Reallocation of undistributed earnings to Class A shares from Class B shares	(4)	—	—

Diluted EPS for Class B	$494	2,587	$0.19

For the three and six months ended October 31, 2014, we excluded options to purchase 940,630 and 802,428 Class A Common Shares, respectively, and for the three and six months ended October 31, 2013, we excluded options to purchase 1,434,477 and 1,390,965 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2014, we had a total of 3,079,049 options outstanding and, as of October 31, 2013, we had a total of 3,281,087 options outstanding.

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

Under the terms of the purchase agreement, the Company acquired the assets in exchange for a purchase price of $1,841,000. The purchase price consisted of $1,191,000 paid in cash at closing, subject to certain adjustments, and three additional cash payments of $200,000, generally payable on the anniversary date of the transaction in each of the three years following closing. The additional cash payments resulted in the Company recording a short-term liability of $200,000 for the payment due on the first anniversary and a long-term liability of $366,000 for the payments due on the second and third anniversaries. As of October 31, 2014, the Company has a short-term liability of $200,000 for the payment due on the second anniversary and long-term liability of approximately $177,000 for the payment due on the third anniversary. The Company incurred acquisition costs of approximately $68,500 during the three and six months ended October 31, 2013. The operating results of TMS are not material for proforma disclosure. We allocated $1,218,000 of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.

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

During the six months ended October 31, 2014 and 2013, we granted options for 325,000 and 313,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $390,000 and $361,000 and related income tax benefits of approximately $137,000 and $117,000 during the three months ended October 31, 2014 and 2013, respectively. We recorded stock option compensation cost of approximately $794,000 and $700,000 and related income tax benefits of approximately $272,000 and $228,000 during the six months ended October 31, 2014 and 2013, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax deductions in excess of the tax benefits initially recognized for those options (excess tax benefits) as financing cash flows. During the six months ended October 31, 2014 and 2013, we realized excess tax benefits of approximately $78,000 and $68,000, respectively.

During the six months ended October 31, 2014 and 2013, we issued 117,932 and 180,340 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2014 and 2013 based on market value at the exercise dates was approximately $489,000 and $450,000, respectively. As of October 31, 2014, unrecognized compensation cost related to unvested stock option awards approximated $3.6 million, which we expect to recognize over a weighted average period of 1.70 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2014 and April 30, 2014, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	October 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$38,140	$—	$—	$38,140
Marketable securities	8,314	20,304	—	28,618

Total	$46,454	$20,304	$—	$66,758

	April 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$51,561	$—	$—	$51,561
Marketable securities	8,338	15,167	—	23,505

Total	$59,899	$15,167	$—	$75,066

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $263,000 and $266,000 as of October 31, 2014 and April 30, 2014, respectively, that is not recorded at fair value and thus is not included in the tables above.

H.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through October 31, 2014, we have repurchased 997,627 shares of common stock at a cost of approximately $5.7 million. As of October 31, 2014, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,532,580 shares of common stock at a cost of approximately $25.1 million.

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

In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Revenues:
Enterprise Resource Planning	$2,952	$3,296	$5,610	$6,048
Collaborative Supply Chain Management	15,469	16,934	31,731	31,135
IT Consulting	6,156	6,701	12,093	13,066

	$24,577	$26,931	$49,434	$50,249

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,131)	$(666)	$(2,600)	$(2,160)
Collaborative Supply Chain Management	1,995	5,315	5,012	8,636
IT Consulting	515	743	1,130	1,299

	$1,379	$5,392	$3,542	$7,775

Intersegment eliminations:
Enterprise Resource Planning	$(555)	$(413)	$(1,085)	$(893)
Collaborative Supply Chain Management	536	394	1,036	844
IT Consulting	19	19	49	49

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,686)	$(1,079)	$(3,685)	$(3,053)
Collaborative Supply Chain Management	2,531	5,709	6,048	9,480
IT Consulting	534	762	1,179	1,348

	$1,379	$5,392	$3,542	$7,775

Capital expenditures:
Enterprise Resource Planning	$28	$93	$66	$93
Collaborative Supply Chain Management	146	23	166	52
IT Consulting	—	5	—	10

	$174	$121	$232	$155

Capitalized software:
Enterprise Resource Planning	$—	$—	$—	$—
Collaborative Supply Chain Management	668	924	846	1,641
IT Consulting	—	—	—	—

	$668	$924	$846	$1,641

Depreciation and amortization:
Enterprise Resource Planning	$227	$220	$457	$441
Collaborative Supply Chain Management	1,227	210	2,376	1,015
IT Consulting	3	3	6	6

	$1,457	$433	$2,839	$1,462

Earnings (loss) before income taxes:
Enterprise Resource Planning	$(490)	$(310)	$(1,663)	$(1,737)
Collaborative Supply Chain Management	1,843	5,380	4,870	8,677
IT Consulting	515	739	1,130	1,296

	$1,868	$5,809	$4,337	$8,236

Major Customer

For the three and six months ended October 31, 2014, there were no major customers that accounted for more than 10% of total revenues. For the three months ended October 31, 2013, there were no major customers that accounted for more than 10% of total revenues. For the six months ended October 31, 2013, we had one major customer, The Home Depot, which accounted for approximately 10.0%, or $5.0 million of total revenues. Revenues from our major customer for the periods reported are primarily attributable to our IT consulting segment.

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

On November 19, 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. The cash dividend is payable on February 24, 2015 to Class A and Class B shareholders of record at the close of business on February 6, 2015.

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

In October 2014, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2014 and 2015 world economic growth forecast. The update noted that, “Despite setbacks, an uneven global recovery continues. Largely due to weaker-than-expected global activity in the first half of 2014, the growth forecast for the world economy has been revised downward to 3.3 percent for this year, 0.4 percentage point lower than in the April 2014 WEO. The global growth projection for 2015 was lowered to 3.8 percent. Downside risks have increased since the spring. Short-term risks include a worsening of geopolitical tensions and a reversal of recent risk spread and volatility compression in financial markets. Medium-term risks include stagnation and low potential growth in advanced economies and a decline in potential growth in emerging markets.”

For the remainder of fiscal 2015, we expect the world economy to continue to be generally weak, which could result in a difficult selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment when compared to the period prior to the last recession. While we had a decline in software sales during the current quarter, we see some improvement in sales pipeline activity. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, royalties paid to third-party software vendors, and agent commission expenses related to license revenues generated by the indirect sales channel, primarily from Demand Management, Inc. (“DMI”), a subsidiary of Logility. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, other personnel-related expenses, and agent commission expenses related to maintenance revenues generated by the indirect channel, primarily from DMI. We account for the development costs of software intended for sale in accordance with the Intangibles—Goodwill and Other topic of the FASB Accounting Standards Codification. We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2014 and 2013:

	Three Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2014	2013	2014 vs. 2013
Revenues:
License	12%	23%	(51)%
Services and other	48	43	1
Maintenance	40	34	8

Total revenues	100	100	(9)

Cost of revenues:
License	7	6	43
Services and other	35	30	4
Maintenance	9	7	9

Total cost of revenues	51	43	9

Gross margin	49	57	(22)

Research and development	11	7	40
Sales and marketing	19	19	(9)
General and administrative	13	11	3
Amortization of acquisition-related intangibles	—	—	(14)
Provision for doubtful accounts	—	—	nm

Total operating expenses	43	37	6

Operating income	6	20	(74)

Other income (expense):
Interest income	1	1	30
Other, net	1	1	4

Earnings before income taxes	8	22	(68)
Income tax expense	(3)	(8)	(67)

Net earnings	5%	14%	(68)%

nm—not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2014 and 2013:

	Six Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2014	2013	2014 vs. 2013
Revenues:
License	15%	19%	(22)%
Services and other	46	46	0
Maintenance	39	35	7

Total revenues	100	100	(2)

Cost of revenues:
License	7	5	46
Services and other	33	32	1
Maintenance	8	8	5

Total cost of revenues	48	45	6

Gross margin	52	55	(8)

Research and development	12	8	46
Sales and marketing	19	19	(2)
General and administrative	13	12	2
Amortization of acquisition-related intangibles	—	—	(23)
Provision for doubtful accounts	—	—	nm

Total operating expenses	44	39	10

Operating income	8	16	(54)
Other income (expense):
Interest income	1	1	20
Other, net	—	—	nm

Earnings before income taxes	9	17	(47)
Income tax expense	(3)	(6)	(45)

Net earnings	6%	11%	(49)%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013

Revenues

	Three Months Ended October 31,
				% of Total Revenues
	2014	2013	% Change	2014	2013
	(in thousands)
License	$3,012	$6,192	(51)%	12%	23%
Services and other	11,794	11,662	1%	48%	43%
Maintenance	9,771	9,077	8%	40%	34%

Total revenues	$24,577	$26,931	(9)%	100%	100%

	Six Months Ended October 31,
				% of Total Revenues
	2014	2013	% Change	2014	2013
	(in thousands)
License	$7,380	$9,410	(22)%	15%	19%
Services and other	22,786	22,890	0%	46%	46%
Maintenance	19,268	17,949	7%	39%	35%

Total revenues	$49,434	$50,249	(2)%	100%	100%

For the three months ended October 31, 2014, the 9% decrease in revenues over the three months ended October 31, 2013 was attributable to a 51% decrease in license fee revenues. This was partially offset by an 8% increase in maintenance revenues and a 1% increase in service revenue. For the six months ended October 31, 2014, the 2% decrease in revenues over the six months ended October 31, 2013 was attributable to a 22% decrease in license fee revenues. This was partially offset by a 7% increase in maintenance revenues. The primary reason for the decrease in license fee revenues in the three months ended October 31, 2014 was a decrease in software sales at both software business units: Logility, which decreased 55%, and ERP, which decreased 34%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013, respectively. We believe this decrease was due to uncertain capital spending environment resulting in sales cycles lengthening and causing delays in closing deals.

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

International revenues represented approximately 17% of total revenues in the three and six months ended October 31, 2014, and represented approximately 17% of total revenues in the three and six months ended October 31, 2013. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenues

	Three Months Ended October 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$660	$998	(34)%
Supply Chain Management	2,352	5,194	(55)%

Total license revenues	$3,012	$6,192	(51)%

	Six Months Ended October 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$1,254	$1,400	(10)%
Supply Chain Management	6,126	8,010	(24)%

Total license revenues	$7,380	$9,410	(22)%

For the three and six months ended October 31, 2014, license fee revenues decreased 51% and decreased 22%, respectively, when compared to the same periods in the prior year. While we expect a degree of quarterly fluctuation due to the timing of signing license fee agreements, our SCM and ERP units experienced a decrease in license fee close rates in the current quarter when compared to the same period last year due to the timing of closing software sales, as we had several potential sales delay toward the end of the quarter. In the six months ended October 31, 2014, license fee revenues from our SCM business unit decreased 24% when compared to the corresponding periods in the prior year due to overall uncertainty in global economic markets. Our SCM business unit constituted 78% and 83% of total license fee revenues for the three and six months ended October 31, 2014, respectively, compared to 84% and 85% for the three and six months ended October 31, 2013, respectively. Our ERP business unit license fee revenues decreased by 34% and 10% for the three and six months ended October 31, 2014, respectively, when compared to the same periods in the prior year, primarily due to a decrease in license fee sales to the apparel and retail industries due to a difficult sales environment for those vertical industries.

The direct sales channel provided approximately 59% and 68% of license fee revenues for the three and six months ended October 31, 2014, respectively, compared to approximately 60% and 64% of license fee revenues for the three and six months ended October 31, 2013, respectively. The decrease in the proportion of sales by our direct sales channel, which tends to target larger companies, for the current quarter when compared to the prior year period is primarily due to delays in closing several large deals. In general, large and midsized companies do not require access to capital markets to fund expenditures to the same degree as do smaller companies. Thus, our indirect sales channel faces relatively greater challenges in the current economy, as the indirect channel tends to target smaller companies. However, during the second quarter of fiscal 2015, indirect sales decreased 50% when compared to the same period last year due to a difficult capital spending environment in smaller companies. For the three and six months ended October 31, 2014, our margins after commissions on direct sales were approximately 81% and 87%, respectively, compared to 83% and 84% for the three and six months ended October 31, 2013, respectively. The margins decreased in the current periods due to the concentration (or mix) of sales staff achieving certain commission rate levels when compared to the same periods last year. For the three and six months ended October 31, 2014, our margins after commissions on indirect sales were approximately 46% and 43%, respectively, compared to 55% and 54% for the three and six months ended October 31, 2013, respectively. The indirect channel margins for the three and six months ended October 31, 2014 decreased when compared to the same period in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenues

	Three Months Ended October 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$1,041	$1,136	(8)%
Supply Chain Management	4,597	3,825	20%
IT Consulting	6,156	6,701	(8)%

Total services and other revenues	$11,794	$11,662	1%

	Six Months Ended October 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$1,861	$2,329	(20)%
Supply Chain Management	8,832	7,495	18%
IT Consulting	12,093	13,066	(7)%

Total services and other revenues	$22,786	$22,890	0%

For the three months ended October 31, 2014, services revenue increased by 1% and was the same for the six months ended October 31, 2014 when compared to the same period in the prior year, primarily due to an increase in services revenues from our SCM segment, which was partly offset by a decrease in our ERP and IT Consulting business segments. For the three and six months ended October 31, 2014, services and other revenues from Logility (SCM) increased by 20% and 18%, respectively, when compared to the prior year periods. Logility services revenues increased due to an increase in project implementation work from higher license fee sales in the first quarter of fiscal 2015, which tend to increase services implementation revenue with a one to three quarter lag. For the three and six months ended October 31, 2014, our ERP segment’s revenues decreased 8% and 20%, respectively, when compared to the prior year periods due to lower license in the apparel industry in recent quarters. For the three and six months ended October 31, 2014, our IT Consulting segment’s revenues decreased 8% and decreased 7%, respectively, when compared to the prior year periods. The decrease in the current quarter was due to a decrease in IT staffing and project work from customers as a result of timing of project work.

We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenues

	Three Months Ended October 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$1,251	$1,162	8%
Supply Chain Management	8,520	7,915	8%

Total maintenance revenues	$9,771	$9,077	8%

	Six Months Ended October 31,
	2014	2013	% Change
	(in thousands)
Enterprise Resource Planning	$2,495	$2,319	8%
Supply Chain Management	16,773	15,630	7%

Total maintenance revenues	$19,268	$17,949	7%

For the three and six months ended October 31, 2014, maintenance revenues increased 8% and 7%, respectively, when compared to the same periods in the prior year due primarily to higher license fee sales in recent quarters and improved renewal rates in our SCM unit, which experienced an 8% and 7% increase in maintenance revenue for the three and six months ended October 31, 2014, respectively, when compared to the same periods last year. Our legacy ERP unit experienced an increase of 8%, for the three and six months ended October 31, 2014 compared to the same periods in the prior year due to increased license fees in recent quarters when compared to the same periods in the prior year and improved renewal rates. Logility accounted for 87% of total maintenance revenues for both the three- and six-month periods ended October 31, 2014, respectively, compared to 87% of total maintenance revenues for both the three- and six-month periods ended October 31, 2013. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended October 31,				Six months ended October 31,
	2014		2013		2014		2013
Gross margin on license fees	$1,249	41%	$4,958	80%	$3,881	53%	$7,015	75%
Gross margin on services and other	3,251	28%	3,481	30%	6,448	28%	6,669	29%
Gross margin on maintenance	7,596	78%	7,087	78%	15,112	78%	13,997	78%

Total gross margin	$12,096	49%	$15,526	58%	$25,441	51%	$27,681	55%

For the three and six months ended October 31, 2014, total gross margin percentage decreased when compared to the same periods in the prior year due to a decrease in the gross margin on license fees and services.

Gross Margin on License Fees

License fee gross margin percentage for the three and six months ended October 31, 2014 decreased 39 and 22 percentage points, respectively, when compared to the same periods in the prior year primarily due to a decrease in the license fee and higher capitalized software amortization expense (approximately $897,000 for Q2’15 vs $0 in Q2’14 and approximately $1,794,000 for the six months ended as of October 31, 2014 vs $625,000 for the six months ended as of October 31, 2013) which increased due to the release of our Voyager 8.5 product at the end of the fourth quarter of fiscal 2014. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three and six months ended October 31, 2014, the gross margin percentage on services and other revenue decreased two percentage points and one percentage point, respectively, when compared to the same periods in the prior year, primarily due to a decrease in gross margin on services at our IT consulting business unit as a result of the mix of lower margin business compared to the same periods in the prior year. Services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three and six months ended October 31, 2014 were the same when compared to the same periods in the prior year. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

Expenses

	Three Months Ended October 31,				Six Months Ended October 31,
	2014	2013	% of Revenues		2014	2013	% of Revenues
			2014	2013			2014	2013
	(in thousands)				(in thousands)
Research and development	$2,810	$2,004	11%	7%	$6,006	$4,104	12%	8%
Sales and marketing	$4,574	$5,018	19%	19%	$9,218	$9,412	19%	19%
General and administrative	$3,226	$2,987	13%	11%	$6,483	$6,140	13%	12%
Amortization of acquisition-related intangible assets	$107	$125	0%	0%	$192	$250	0%	0%
Other income (expense), net	$489	$417	2%	2%	$795	$461	2%	1%
Income tax expense	$693	$2,116	3%	8%	$1,628	$2,950	3%	6%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended (in thousands)
	October 31, 2014	Percent Change	October 31, 2013
Total capitalized computer software development costs	$668	(28)%	$924
Percentage of gross product research and development costs	19%		32%
Total research and development expense	2,810	40%	2,004

Percentage of total revenues	11%		7%
Total research and development expense and capitalized computer software development costs	$3,478	19%	$2,928

Percentage of total revenues	14%		11%
Total amortization of capitalized computer software development costs *	$897	100%	$—

	Six Months Ended (in thousands)
	October 31, 2014	Percent Change	October 31, 2013
Total capitalized computer software development costs	$846	(48)%	$1,641
Percentage of gross product research and development costs	12%		29%
Total research and development expense	6,006	46%	4,104

Percentage of total revenues	12%		8%
Total research and development expense and capitalized computer software development costs	$6,852	19%	$5,745

Percentage of total revenues	14%		11%
Total amortization of capitalized computer software development costs *	$1,794	187%	$625

*	Included in cost of license fees

For the three and six months ended October 31, 2014, gross product research and development costs increased when compared to the same periods in the previous fiscal year primarily due to the May 29, 2014 acquisition of MRI, which added approximately $420,000 and $700,000, respectively, in costs. To a lesser extent, the increase was due to increased hiring in our Voyager product area. Capitalized software development costs decreased for the three and six months ended October 31, 2014 when compared to the same periods last year due to timing of capitalizable project work. We expect capitalized product development costs to increase as new projects reach technological feasibility and we expect capitalized software amortization expense to be relatively stable in coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and six months ended October 31, 2014, sales and marketing expenses decreased 9% and 2%, respectively, when compared to the same periods a year ago primarily due to a decrease in sales commissions as a result of lower license fees. This was partially offset by an increase in marketing related fees and the May 29, 2014 acquisition of MRI. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and six months ended October 31, 2014, the 8% and 6% increase, respectively, in general and administrative expenses was primarily due to audit expenses related to the purchase of MRI and an increase in the allowance for doubtful accounts compared to a recovery for doubtful accounts in the same period last year.

At October 31, 2014, the total number of employees was 397, compared to 368 at October 31, 2013.

Operating Income/(Loss)

	Three Months Ended October 31,			Six Months Ended October 31,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning	$(1,131)	$(666)	(70)%	$(2,600)	$(2,160)	(20)%
Collaborative Supply Chain Management	1,995	5,315	(62)%	5,012	8,636	(42)%
IT Consulting	515	743	(31)%	1,130	1,299	(13)%

Total Operating Income	$1,379	$5,392	(74)%	$3,542	$7,775	(54)%

Our ERP segment operating loss in the three and six months ended October 31, 2014 increased from the loss in the same periods in the prior year due to lower license fee and services revenues.

Our SCM segment’s contribution to operating income decreased by 62% and 42% for the three and six months ended October 31, 2014 compared to same periods last year, primarily as a result of decreased license fee revenues, higher software amortization expense and expense related to the MRI acquisition.

Our IT consulting segment operating income decreased 31% and 13% for the three and six months ended October 31, 2014 compared to same periods last year as a result of lower gross margins due to lower billing rates and project profitability.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three and six months ended October 31, 2014, the increase in other income was due primarily to: 1) a higher unrealized gain on investments when compared to the same period last year and 2) an increase in interest income as a result of higher market yields and 3) higher rental income when compared to the same period last year. This increase was partially offset by exchange rate losses of approximately $156,000 and $194,000 for the three and six months ended October 31, 2014. We recorded a gain of approximately $142,000 for the three months ended October 31, 2014 compared to a loss of approximately $18,000 for the six months ended October 31, 2014 from our trading securities portfolio. We recorded a gain of approximately $12,000 and a loss of approximately $349,000 for the three and six months ended October 31, 2013, respectively, from our trading securities portfolio.

For the three and six months ended October 31, 2014, our investments generated an annualized yield of approximately 1.63% and 1.58% respectively, compared to approximately 1.28% and 1.42% for the three and six months ended October 31, 2013, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended October 31, 2014, our effective tax rate was 37.1% compared to our effective tax rate of 36.4% in the three months ended October 31, 2013. The effective tax rate is slightly higher for the current quarter due in part to the expiration of the research and development tax credit on December 31, 2013.

Operating Pattern

We experience irregular fluctuations in quarterly operating results, caused primarily by changes in both the number and size of software license contracts received and delivered from quarter to quarter and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. We expect these fluctuations to continue.

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

The following table shows information about our cash flows and liquidity positions during the six months ended October 31, 2014 and 2013. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

	Six Months Ended October 31, (in thousands)
	2014	2013
Net cash (used in) provided by operating activities	$(262)	$9,636
Net cash used in investing activities	(8,987)	(2,762)
Net cash (used in) provided by in financing activities	(5,953)	1,188

Net change in cash and cash equivalents	$(15,202)	$8,062

For the six months ended October 31, 2014, the net increase in cash used in operating activities compared to cash provided by operating activities the same period last year was due primarily to: 1) lower proceeds from the maturity and sales of trading securities, 2) an increase in purchases of trading securities, 3) a decrease in accounts payable and other accruals compared to an increase in the same period last year due to timing of payments, 4) a decrease in net earnings, 5) a higher increase in prepaid expenses when compared to the same period last year due to the timing of purchases, 6) lower unrealized loss on investments compared to the same period last year, 7) a higher increase in deferred income taxes due to timing and 8) a decrease in the tax benefit of stock options exercised compared to an increase in the prior year due to the mix of options exercised.

This increase was partially offset by: 1) a decrease in customer accounts receivable compared to an increase in the same period last year caused by the timing of closing customer sales and related collections, 2) an increase in depreciation and amortization, 3) a lower decrease in deferred revenues due to timing of revenue recognition and 4) higher stock-based compensation expense.

The increase in cash used in investing activities when compared to the same period in the prior year was due primarily to the acquisition of MRI during the first quarter of fiscal 2015, lower proceeds from the maturities of investments and an increase in purchases of property and equipment that was partially offset by a decrease in capitalized computer software development costs.

Cash used in financing activities compared to cash provided by financing activities in the prior year was due primarily to 1) an increase in dividends paid, 2) increase in repurchases of the Company’s common stock, 3) lower proceeds from exercise of stock options and 4) increase in payment for accrued acquisition consideration. This was partially offset by an increase in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of October 31, (in thousands)
	2014	2013
Cash and cash equivalents	$40,601	$49,226
Short and long-term investments	28,881	20,944

Total cash and short and long-term investments	$69,482	$70,170

Net (decrease) increase in total cash and investments (six months ended October 31)	$(10,092)	$3,746

Our total activities used more cash and investments during the six months ended October 31, 2014, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above, the payment of quarterly dividends and the acquisition of MRI.

Days Sales Outstanding in accounts receivable were 61 days as of October 31, 2014, compared to 58 days as of October 31, 2013. This increase is primarily due to the timing of collection activity. Our current ratio on October 31, 2014 was 2.4 to 1 and on October 31, 2013 was 2.8 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $69.5 million in cash and investments with no debt as of October 31, 2014, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date, we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 17, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these three repurchase plans, as of December 2, 2014 we have repurchased a total of approximately 3.2 million shares of common stock at a cost of approximately $13.2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014 describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At October 31, 2014, our goodwill balance was $18.7 million and our intangible assets with definite lives balance was approximately $3.3 million, net of accumulated amortization.

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

Foreign Currency. In the three and six months ended October 31, 2014, we generated approximately 17% of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $156,000 and $194,000 for the three and six months ended October 31, 2014, respectively, compared to exchange rate gains of approximately $5,000 for the three months ended October 31, 2013 and exchange rate losses of approximately $40,000 for the six months ended October 31, 2013. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $261,000 exchange gain or loss for the six months ended October 31, 2014. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of October 31, 2014 was approximately $67.0 million compared to $68.2 million as of October 31, 2013.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended October 31, 2014:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2014 through August 31, 2014	—	$—	—	1,090,138
September 1, 2014 through September 30, 2014	43,528	8.81	—	1,046,610
October 1, 2014 through October 31, 2014	44,237	8.96	—	1,002,373

Total Fiscal 2014 Second Quarter	87,765	$8.89	—	1,002,373

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 5, 2014	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President, Chief Executive Officer, Director and Chief Operating Officer

Date: December 5, 2014	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 5, 2014	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer