Form 10-Q
period 2015-01-31
AMERICAN SOFTWARE INC
filed 2015-03-06
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at February 27, 2015
Class A Common Stock, $.10 par value	25,656,532 Shares
Class B Common Stock, $.10 par value	2,587,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended January 31, 2015

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2015	April 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$41,023	$55,803
Investments	16,269	14,796
Trade accounts receivable, less allowance for doubtful accounts of $332 at January 31, 2015 and $222 at April 30, 2014
Billed	14,826	15,422
Unbilled	2,639	3,234
Prepaid expenses and other current assets	3,985	4,092

Total current assets	78,742	93,347
Investments—Noncurrent	13,704	8,975
Property and equipment, net of accumulated depreciation of $31,437 at January 31, 2015 and $30,545 at April 30, 2014	3,793	3,681
Capitalized software, net of accumulated amortization of $11,279 at January 31, 2015 and $8,589 at April 30, 2014	9,767	10,732
Goodwill	18,749	13,819
Other intangibles, net of accumulated amortization of $3,609 at January 31, 2015 and $2,881 at April 30, 2014	2,997	534
Other assets	618	132

Total assets	$128,370	$131,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$578	$1,382
Accrued compensation and related costs	2,512	3,532
Dividends payable	2,825	2,822
Other current liabilities	3,030	2,735
Deferred income taxes	586	418
Deferred revenue	25,784	23,638

Total current liabilities	35,315	34,527
Deferred income taxes	1,190	1,936
Long-term deferred revenue	385	670
Other long-term liabilities	868	1,527

Total liabilities	37,758	38,660
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 30,224,833 shares at January 31, 2015 and 30,075,187 shares at April 30, 2014	3,023	3,008
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at January 31, 2015 and April 30, 2014; convertible into Class A shares on a one-for-one basis	259	259
Additional paid-in capital	108,266	106,203
Retained earnings	4,442	7,368
Class A treasury stock, 4,568,297 shares at January 31, 2015 and 4,444,815 shares at April 30, 2014, at cost	(25,378)	(24,278)

Total shareholders’ equity	90,612	92,560

Commitments and contingencies
Total liabilities and shareholders’ equity	$128,370	$131,220

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Revenues:
License	$4,338	$5,002	$11,718	$14,412
Services and other	11,662	10,167	34,448	33,057
Maintenance	9,839	9,258	29,107	27,207

Total revenues	25,839	24,427	75,273	74,676

Cost of revenues:
License	1,989	727	5,488	3,122
Services and other	8,792	7,695	25,130	23,916
Maintenance	2,209	2,042	6,365	5,994

Total cost of revenues	12,990	10,464	36,983	33,032

Gross margin	12,849	13,963	38,290	41,644

Research and development	2,603	2,338	8,609	6,442
Sales and marketing	4,540	5,032	13,758	14,444
General and administrative	3,153	2,882	9,529	9,106
Amortization of acquisition-related intangibles	107	125	299	375
Provision for (recovery of) doubtful accounts	71	47	178	(37)

Total operating expenses	10,474	10,424	32,373	30,330

Operating income	2,375	3,539	5,917	11,314
Other income (expense):
Interest income	326	231	885	697
Other, net	(406)	(33)	(170)	(38)

Earnings before income taxes	2,295	3,737	6,632	11,973
Income tax (benefit) expense	(546)	1,260	1,082	4,210

Net earnings	$2,841	$2,477	$5,550	$7,763

Earnings per common share (a):
Basic	$0.10	$0.09	$0.20	$0.28

Diluted	$0.10	$0.09	$0.19	$0.28

Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.20

Shares used in the calculation of earnings per common share:
Basic	28,239	27,686	28,247	27,499

Diluted	28,554	28,187	28,580	27,972

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.10 and $0.09 for the three months ended January 31, 2015 and 2014 and $0.20 and $0.28 for the nine months ended January 31, 2015 and 2014, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$5,550	$7,763
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,311	1,897
Stock-based compensation expense	1,179	1,081
Bond amortization	—	1
Accretion of liability from purchase of business	9	—
Tax benefit of stock options exercised	102	409
Excess tax benefits from stock-based compensation	(87)	(349)
Net loss on investments	381	485
Deferred income taxes	(578)	101
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(14,899)	(10,291)
Proceeds from maturities and sales of trading securities	8,316	13,301
Accounts receivable, net	1,738	(1,062)
Prepaid expenses and other assets	160	(387)
Accounts payable and other liabilities	(2,929)	69
Deferred revenue	1,461	1,413

Net cash provided by operating activities	4,714	14,431

Cash flows from investing activities:
Capitalized computer software development costs	(1,725)	(2,402)
Purchases of property and equipment, net of disposals	(972)	(205)
Proceeds from maturities of investments	—	225
Purchase of business, net of cash acquired	(7,909)	(1,241)

Net cash used in investing activities	(10,606)	(3,623)

Cash flows from financing activities:
Repurchase of common stock	(1,100)	—
Excess tax benefits from stock based compensation	87	349
Proceeds from exercise of stock options	797	3,352
Payment for accrued acquisition consideration	(200)	—
Dividends paid	(8,472)	(2,751)

Net cash (used in) provided by financing activities	(8,888)	950

Net change in cash and cash equivalents	(14,780)	11,758
Cash and cash equivalents at beginning of period	55,803	41,164

Cash and cash equivalents at end of period	$41,023	$52,922

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

January 31, 2015

A.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at January 31, 2015, the results of operations for the three and nine months ended January 31, 2015 and 2014 and cash flows for the nine months ended January 31, 2015 and 2014. The results for the three and nine months ended January 31, 2015 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $628,000 and $2.0 million for the three and nine months ended January 31, 2015, respectively, and $450,000 and $1.7 million for the three and nine months ended January 31, 2014, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At January 31, 2015 and April 30, 2014, unbilled license fees were approximately $480,000 and $1.1 million, respectively, and unbilled services revenues were approximately $2.2 million and $2.2 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

C.	Declaration of Dividend Payable

On November 19, 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. The cash dividend is payable on February 24, 2015 to Class A and Class B shareholders of record at the close of business on February 6, 2015.

D.	Earnings Per Common Share

We have two classes of common stock of which Class B Common Shares are convertible into Class A Common Shares at any time, on a one-for-one basis. Under our Articles of Incorporation, if we declare dividends, holders of Class A Common Shares will receive a $0.05 dividend per share prior to the Class B Common Shares receiving any dividend and holders of Class A Common Shares will receive a dividend at least equal to Class B Common Shares dividends on a per share basis. As a result, we have computed the earnings per share in accordance with Earnings Per Share within the Presentation Topic of the FASB’s Accounting Standards Codification, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended January 31, 2015		Nine Months Ended January 31, 2015
	Class A	Class B	Class A	Class B
Distributed earnings	$0.10	$0.10	$0.30	$0.30
Undistributed earnings (loss)	—	—	(0.10)	(0.10)

Total	$0.10	$0.10	$0.20	$0.20

Distributed earnings	$2,566	$259	$7,699	$776
Undistributed earnings (loss)	14	2	(2,657)	(268)

Total	$2,580	$261	$5,042	$508

Basic weighted average common shares outstanding	25,652	2,587	25,660	2,587

	Three Months Ended January 31, 2014		Nine Months Ended January 31, 2014
	Class A	Class B	Class A	Class B
Distributed earnings	$0.10	$0.10	$0.20	$0.20
Undistributed (loss) earnings	(0.01)	(0.01)	0.08	0.08

Total	$0.09	$0.09	$0.28	$0.28

Distributed earnings	$2,529	$259	$5,021	$518
Undistributed (loss) earnings	(282)	(29)	2,015	209

Total	$2,247	$230	$7,036	$727

Basic weighted average common shares outstanding	25,099	2,587	24,912	2,587

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended January 31, 2015

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,580	25,652	$0.10
Common Stock Equivalents	—	315	—

	2,580	25,967	0.10
Class B Conversion	261	2,587	—

Diluted EPS for Class A	$2,841	28,554	$0.10

Nine Months Ended January 31, 2015

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$5,042	25,660	$0.20
Common Stock Equivalents	—	333	—

	5,042	25,993	0.19
Class B Conversion	508	2,587	—

Diluted EPS for Class A	$5,550	28,580	$0.19

Three Months Ended January 31, 2014

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,247	25,099	$0.09
Common Stock Equivalents	—	501	—

	2,247	25,600	0.09
Class B Conversion	230	2,587	—

Diluted EPS for Class A	$2,477	28,187	$0.09

Nine Months Ended January 31, 2014

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$7,036	24,912	$0.28
Common Stock Equivalents	—	473	—

	7,036	25,385	0.28
Class B Conversion	727	2,587	—

Diluted EPS for Class A	$7,763	27,972	$0.28

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended January 31, 2015

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$261	2,587	$0.10
Reallocation of undistributed loss to Class A shares from Class B shares	(1)	—	—

Diluted EPS for Class B	$260	2,587	$0.10

Nine Months Ended January 31, 2015

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$508	2,587	$0.20
Reallocation of undistributed earnings to Class A shares from Class B shares	3	—	—

Diluted EPS for Class B	$511	2,587	$0.20

Three Months Ended January 31, 2014

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$230	2,587	$0.09
Reallocation of undistributed earnings to Class A shares from Class B shares	1	—	—

Diluted EPS for Class B	$231	2,587	$0.09

Nine Months Ended January 31, 2014

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$727	2,587	$0.28
Reallocation of undistributed loss to Class A shares from Class B shares	(4)	—	—

Diluted EPS for Class B	$723	2,587	$0.28

For the three and nine months ended January 31, 2015, we excluded options to purchase 952,761 and 847,539 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2014, we excluded options to purchase 440,196 and 979,764 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2015, we had a total of 3,056,335 options outstanding and, as of January 31, 2014, we had a total of 3,223,966 options outstanding.

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

Under the terms of the purchase agreement, the Company acquired the assets in exchange for a purchase price of $1,841,000. The purchase price consisted of $1,191,000 paid in cash at closing, subject to certain adjustments, and three additional cash payments of $200,000, generally payable on the anniversary date of the transaction in each of the three years following closing. The additional cash payments resulted in the Company recording a short-term liability of $200,000 for the payment due on the first anniversary and a long-term liability of $366,000 for the payments due on the second and third anniversaries. As of January 31, 2015, the Company has a short-term liability of $200,000 for the payment due on the second anniversary and long-term liability of approximately $183,000 for the payment due on the third anniversary. The Company incurred acquisition costs of approximately $68,500 during the three and six months ended October 31, 2013. The operating results of TMS are not material for proforma disclosure. We allocated $1,218,000 of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.

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

During the nine months ended January 31, 2015 and 2014, we granted options for 337,000 and 632,500 shares of common stock, respectively. We recorded stock option compensation cost of approximately $386,000 and $382,000 and related income tax benefits of approximately $141,000 and $125,000 during the three months ended January 31, 2015 and 2014, respectively. We recorded stock option compensation cost of approximately $1.2 million and $1.1 million and related income tax benefits of approximately $413,000 and $353,000 during the nine months ended January 31, 2015 and 2014, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax deductions in excess of the tax benefits initially recognized for those options (excess tax benefits) as financing cash flows. During the nine months ended January 31, 2015 and 2014, we realized excess tax benefits of approximately $87,000 and $349,000, respectively.

During the nine months ended January 31, 2015 and 2014, we issued 149,646 and 549,804 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2015 and 2014 based on market value at the exercise dates was approximately $575,000 and $2.0 million, respectively. As of January 31, 2015, unrecognized compensation cost related to unvested stock option awards approximated $3.3 million, which we expect to recognize over a weighted average period of 1.61 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2015 and April 30, 2014, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	January 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$38,990	$—	$—	$38,990
Marketable securities	8,434	21,299	—	29,733

Total	$47,424	$21,299	$—	$68,723

	April 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$51,561	$—	$—	$51,561
Marketable securities	8,338	15,167	—	23,505

Total	$59,899	$15,167	$—	$75,066

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $240,000 and $266,000 as of January 31, 2015 and April 30, 2014, respectively, that is not recorded at fair value and thus is not included in the tables above.

H.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through January 31, 2015, we have repurchased 1,033,344 shares of common stock at a cost of approximately $6.0 million. As of January 31, 2015, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,568,297 shares of common stock at a cost of approximately $25.4 million.

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

In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2015 and 2014:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Revenues:
Enterprise Resource Planning	$2,997	$2,630	$8,607	$8,678
Supply Chain Management	16,302	15,908	48,033	47,043
IT Consulting	6,540	5,889	18,633	18,955

	$25,839	$24,427	$75,273	$74,676

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,192)	$(1,522)	$(3,792)	$(3,682)
Supply Chain Management	3,064	4,716	8,076	13,352
IT Consulting	503	345	1,633	1,644

	$2,375	$3,539	$5,917	$11,314

Intersegment eliminations:
Enterprise Resource Planning	$(520)	$(487)	$(1,605)	$(1,380)
Supply Chain Management	491	463	1,527	1,307
IT Consulting	29	24	78	73

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,712)	$(2,009)	$(5,397)	$(5,062)
Supply Chain Management	3,555	5,179	9,603	14,659
IT Consulting	532	369	1,711	1,717

	$2,375	$3,539	$5,917	$11,314

Capital expenditures:
Enterprise Resource Planning	$703	$24	$769	$117
Supply Chain Management	37	26	203	78
IT Consulting	—	—	—	10

	$740	$50	$972	$205

Capitalized software:
Enterprise Resource Planning	$—	$—	$—	$—
Supply Chain Management	879	761	1,725	2,402
IT Consulting	—	—	—	—

	$879	$761	$1,725	$2,402

Depreciation and amortization:
Enterprise Resource Planning	$241	$222	$698	$663
Supply Chain Management	1,229	210	3,605	1,225
IT Consulting	2	3	8	9

	$1,472	$435	$4,311	$1,897

Earnings (loss) before income taxes:
Enterprise Resource Planning	$(1,032)	$(1,224)	$(2,695)	$(2,961)
Supply Chain Management	2,824	4,616	7,694	13,293
IT Consulting	503	345	1,633	1,641

	$2,295	$3,737	$6,632	$11,973

Major Customer

For the three and nine months ended January 31, 2015, there were no major customers that accounted for more than 10% of total revenues. No one customer accounted for more than 10% of total revenues for the three and nine months ended January 31, 2014.

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

On February 11, 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. The cash dividend is payable on May 22, 2015 to Class A and Class B shareholders of record at the close of business on May 8, 2015.

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

In January 2015, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2015 and 2016 world economic growth forecast. The update noted that, “Global growth in 2015–16 is projected at 3.5 and 3.7 percent, downward revisions of 0.3 percent relative to the October 2014 World Economic Outlook (WEO). The revisions reflect a reassessment of prospects in China, Russia, the euro area, and Japan as well as weaker activity in some major oil exporters because of the sharp drop in oil prices. The United States is the only major economy for which growth projections have been raised.”

The report continued, “The distribution of risks to global growth is more balanced than in October. The main upside risk is a greater boost from lower oil prices, although there is uncertainty about the persistence of the oil supply shock. Downside risks relate to shifts in sentiment and volatility in global financial markets, especially in emerging market economies, where lower oil prices have introduced external and balance sheet vulnerabilities in oil exporters. Stagnation and low inflation are still concerns in the euro area and in Japan.”

For the remainder of fiscal 2015 and fiscal 2016, we expect the world economy to continue to be generally weak, which could result in a difficult selling environment, especially in international markets. Overall information technology spending continues to be relatively weak as a result of the current global economic environment when compared to the period prior to the last recession. While we had a decline in software sales during the current quarter, we see some improvement in sales pipeline activity. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

We believe weak economic conditions may be driving some businesses to focus on achieving more process and efficiency improvements in their operations and to invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. If this trend continues, we believe it may tend to favor solutions such as our Logility supply chain solutions, which are designed to provide a more rapid return on investment and are targeted at some of the largest profit drivers in a customer’s business. While the recent economic crisis has had a particularly adverse impact on the weaker companies in our target markets, we believe a larger percentage of our customers are seeking to make investments to strengthen their operations, and some are taking advantage of current economic conditions to gain market share.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2015 and 2014:

	Three Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2015	2014	2015 vs. 2014
Revenues:
License	17%	20%	(13)%
Services and other	45	42	15
Maintenance	38	38	6

Total revenues	100	100	6

Cost of revenues:
License	8	3	174
Services and other	34	32	14
Maintenance	8	8	8

Total cost of revenues	50	43	24

Gross margin	50	57	(8)

Research and development	10	9	11
Sales and marketing	18	21	(10)
General and administrative	12	12	9
Amortization of acquisition-related intangibles	1	1	(14)
Provision for doubtful accounts	—	—	51

Total operating expenses	41	43	—

Operating income	9	14	(33)

Other income (expense):
Interest income	1	1	41
Other, net	(1)	—	nm

Earnings before income taxes	9	15	(39)
Income tax benefit (expense)	2	(5)	nm

Net earnings	11%	10%	15%

nm—not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2015 and 2014:

	Nine Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2015	2014	2015 vs. 2014
Revenues:
License	15%	19%	(19)%
Services and other	46	44	4
Maintenance	39	37	7

Total revenues	100	100	1

Cost of revenues:
License	7	4	76
Services and other	33	32	5
Maintenance	9	8	6

Total cost of revenues	49	44	12

Gross margin	51	56	(8)

Research and development	11	9	34
Sales and marketing	18	19	(5)
General and administrative	13	12	5
Amortization of acquisition-related intangibles	1	1	(20)
Provision for doubtful accounts	—	—	nm

Total operating expenses	43	41	7

Operating income	8	15	(48)
Other income (expense):
Interest income	1	1	27
Other, net	—	—	nm

Earnings before income taxes	9	16	(45)
Income tax expense	(2)	(6)	(74)

Net earnings	7%	10%	(29)%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2015 AND 2014

Revenues

	Three Months Ended January 31,
				% of Total Revenues
	2015	2014	% Change	2015	2014
	(in thousands)
License	$4,338	$5,002	(13)%	17%	20%
Services and other	11,662	10,167	15%	45%	42%
Maintenance	9,839	9,258	6%	38%	38%

Total revenues	$25,839	$24,427	6%	100%	100%

	Nine Months Ended January 31,
				% of Total Revenues
	2015	2014	% Change	2015	2014
	(in thousands)
License	$11,718	$14,412	(19)%	15%	19%
Services and other	34,448	33,057	4%	46%	44%
Maintenance	29,107	27,207	7%	39%	37%

Total revenues	$75,273	$74,676	1%	100%	100%

For the three months ended January 31, 2015, the 6% increase in revenues over the three months ended January 31, 2014 was attributable to a 15% increase in services and other revenues and a 6% increase in maintenance revenues. This was partially offset by a 13% decrease in license fee revenues. For the nine months ended January 31, 2015, the 1% increase in revenues over the nine months ended January 31, 2014 was attributable to a 7% increase in maintenance revenues and a 4% increase in services and other revenues. This was partially offset by a 19% decrease in license fee revenues. The primary reason for the decrease in license fee revenues was a decrease in software sales at Logility, which decreased 18% and 21%, during the three and nine months ended January 31, 2015 compared to the three and nine months ended January 31, 2014, respectively. We believe this decrease was due to uncertain capital spending environment resulting in sales cycles lengthening and causing delays in closing transactions. Also, to a lesser extent some customer sales included hosting services which require the revenue recognition to be spread over the life of the contract.

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

International revenues represented approximately 15% and 16% of total revenues in the three and nine months ended January 31, 2015, respectively, and represented approximately 17% of total revenues in the three and nine months ended January 31, 2014. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenues

	Three Months Ended January 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$569	$421	35%
Supply Chain Management	3,769	4,581	(18)%

Total license revenues	$4,338	$5,002	(13)%

	Nine Months Ended January 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$1,824	$1,821	0%
Supply Chain Management	9,894	12,591	(21)%

Total license revenues	$11,718	$14,412	(19)%

For the three and nine months ended January 31, 2015, license fee revenues decreased 13% and 19%, respectively, when compared to the same periods in the prior year. While we expect a degree of quarterly fluctuation due to the timing of signing license fee agreements, our SCM segment experienced a decrease in license fee close rates in the current quarter when compared to the same period last year due to the timing of closing software sales, as we had several potential sales delays toward the end of the quarter. Also, to a lesser extent some customer sales included hosting services which require the revenue recognition to be spread over the life of the contract. In the nine months ended January 31, 2015, license fee revenues from our SCM segment decreased 21% when compared to the corresponding periods in the prior year due to overall uncertainty in global economic markets. Our SCM segment constituted 87% and 84% of total license fee revenues for the three and nine months ended January 31, 2015, respectively, compared to 92% and 87% for the three and nine months ended January 31, 2014, respectively. Our ERP business unit license fee revenues increased by 35% for the three months ended January 31, 2015 and were the same for the nine months ended January 31, 2015, when compared to the same periods in the prior year, primarily due to an increase in license fee sales to the apparel and retail industries due to improved sales execution and sales environment for those vertical industries.

The direct sales channel provided approximately 77% and 71% of license fee revenues for the three and nine months ended January 31, 2015, respectively, compared to approximately 79% and 69% of license fee revenues for the three and nine months ended January 31, 2014, respectively. The decrease in the proportion of sales by our direct sales channel, which tends to target larger companies, for the current quarter when compared to the prior year period is primarily due to fewer larger sales compared with the same time last year. Also, to a lesser extent some larger customer sales included hosting services which require the revenue recognition to be spread over the life of the contract. In general, large and midsized companies do not require access to capital markets to fund expenditures to the same degree as do smaller companies. Thus, our indirect sales channel faces relatively greater challenges in the current economy, as the indirect channel tends to target smaller companies. For the three and nine months ended January 31, 2015, our margins after commissions on direct sales were approximately 87% compared to 83% and 84% for the three and nine months ended January 31, 2014, respectively. For the three months ended January 31, 2015 compared to the same period in the prior year, our direct margins increased due to the concentration (or mix) of sales staff achieving certain commission rate levels when compared to the same period last year. For the three and nine months ended January 31, 2015, our margins after commissions on indirect sales were approximately 32% and 39%, respectively, compared to 45% and 52% for the three and nine months ended January 31, 2014, respectively. The indirect channel margins decreased for the three and nine months ended January 31, 2015 when compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenues

	Three Months Ended January 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$1,168	$1,009	16%
Supply Chain Management	3,954	3,269	21%
IT Consulting	6,540	5,889	11%

Total services and other revenues	$11,662	$10,167	15%

	Nine Months Ended January 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$3,029	$3,338	(9)%
Supply Chain Management	12,786	10,764	19%
IT Consulting	18,633	18,955	(2)%

Total services and other revenues	$34,448	$33,057	4%

For the three months ended January 31, 2015, services and other revenues increased by 15% when compared to the same period in the prior year, primarily due to an increase in services and other revenues from all of our business segments. For the nine months ended January 31, 2015, services and other revenues increased by 4% when compared to the same period in the prior year, primarily due to an increase in services and other revenues from our SCM segment, which was partially offset by decreases in our ERP and IT Consulting business segments. For the three and nine months ended January 31, 2015, services and other revenues from Logility (SCM) increased by 21% and 19%, respectively, when compared to the prior year periods. Logility services and other revenues increased due to an increase in project implementation work from higher license fee sales in the first quarter of fiscal 2015, which tend to increase services implementation revenue with a one to three quarter lag. For the three and nine months ended January 31, 2015, our ERP segment’s revenues increased 16% and decreased 9%, respectively, when compared to the prior year periods. The increase in the current quarter is due to an increase in license fee revenues in the apparel industry in recent quarters. For the three and nine months ended January 31, 2015, our IT Consulting segment’s revenues increased 11% and decreased 2%, respectively, when compared to the prior year periods. The increase in the current quarter was due to an increase in IT staffing and project work from customers as a result of timing of project work.

We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenues

	Three Months Ended January 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$1,260	$1,200	5%
Supply Chain Management	8,579	8,058	6%

Total maintenance revenues	$9,839	$9,258	6%

	Nine Months Ended January 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$3,754	$3,519	7%
Supply Chain Management	25,353	23,688	7%

Total maintenance revenues	$29,107	$27,207	7%

For the three and nine months ended January 31, 2014, maintenance revenues increased 6% and 7%, respectively, when compared to the same periods in the prior year due primarily to license fee sales in recent quarters and improved renewal rates in our SCM unit, which experienced a 6% and 7% increase in maintenance revenue for the three and nine months ended January 31, 2015, respectively, when compared to the same periods last year. Our legacy ERP unit experienced an increase of 5% and 7%, for the three and nine months ended January 31, 2015, respectively, when compared to the same periods in the prior year due to increased license fees in recent quarters and improved renewal rates. Logility accounted for 87% of total maintenance revenues for both the three- and nine-month periods ended January 31, 2015, respectively, compared to 87% of total maintenance revenues for both the three- and nine-month periods ended January 31, 2014. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
	2015		2014		2015		2014
Gross margin on license fees	$2,349	54%	$4,275	85%	$6,230	53%	$11,290	78%
Gross margin on services and other	2,870	25%	2,472	24%	9,318	27%	9,141	28%
Gross margin on maintenance	7,630	78%	7,216	78%	22,742	78%	21,213	78%

Total gross margin	$12,849	50%	$13,963	57%	$38,290	51%	$41,644	56%

For the three and nine months ended January 31, 2014, total gross margin percentage decreased when compared to the same periods in the prior year due to a decrease in the gross margin on license fees.

Gross Margin on License Fees

License fee gross margin percentage for the three and nine months ended January 31, 2015 decreased 31 and 25 percentage points, respectively, when compared to the same periods in the prior year primarily due to a decrease in the license fee and higher capitalized software amortization expense (approximately $897,000 for Q3’15 vs $0 in Q3’14 and approximately $2,691,000 for the nine months ended as of January 31, 2015 vs $625,000 for the nine months ended as of January 31, 2014) which increased due to the release of our Voyager 8.5 product at the end of the fourth quarter of fiscal 2014. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three months ended January 31, 2015, the gross margin percentage on services and other revenues increased one percentage point, when compared to the same period in the prior year, primarily due to improved margins at our ERP business unit from increased sales and improved billing rates. For the nine months ended January 31, 2015, the gross margin percentage on services and other revenues decreased one percentage point, when compared to the same period in the prior year, primarily due to a decrease in gross margin on services at our IT consulting business unit as a result of the mix of lower margin business compared to the same period in the prior year. Services and other gross margin are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three and nine months ended January 31, 2015 were the same when compared to the same periods in the prior year. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

Expenses

	Three Months Ended January 31,				Nine Months Ended January 31,
	2015	2014	% of Revenues		2015	2014	% of Revenues
			2015	2014			2015	2014
	(in thousands)				(in thousands)
Research and development	$2,603	$2,338	10%	9%	$8,609	$6,442	11%	9%
Sales and marketing	$4,540	$5,032	18%	21%	$13,758	$14,444	18%	19%
General and administrative	$3,224	$2,929	12%	12%	$9,707	$9,069	13%	12%
Amortization of acquisition-related intangible assets	$107	$125	1%	1%	$299	$375	1%	1%
Other (expense) income, net	$(80)	$198	0%	1%	$715	$659	1%	1%
Income tax (benefit) expense	$(546)	$1,260	(2)%	5%	$1,082	$4,210	2%	6%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended (in thousands)
	January 31, 2015	Percent Change	January 31, 2014
Total capitalized computer software development costs	$879	16%	$761
Percentage of gross product research and development costs	25%		25%
Total research and development expense	2,603	11%	2,338

Percentage of total revenues	10%		9%
Total research and development expense and capitalized computer software development costs	$3,482	12%	$3,099

Percentage of total revenues	13%		13%
Total amortization of capitalized computer software development costs *	$897	100%	$—

	Nine Months Ended (in thousands)
	January 31, 2015	Percent Change	January 31, 2014
Total capitalized computer software development costs	$1,725	(28)%	$2,402
Percentage of gross product research and development costs	17%		27%
Total research and development expense	8,609	34%	6,442

Percentage of total revenues	11%		9%
Total research and development expense and capitalized computer software development costs	$10,334	17%	$8,844

Percentage of total revenues	14%		12%
Total amortization of capitalized computer software development costs *	$2,691	331%	$625

*	Included in cost of license fees

For the three and nine months ended January 31, 2015, gross product research and development costs increased when compared to the same periods in the previous fiscal year primarily due to the May 29, 2014 acquisition of MRI, which added approximately $374,000 and $1,073,000, respectively, in costs. To a lesser extent, the increase was due to increased hiring in our Voyager product area. Capitalized software development costs increased for the three months ended January 31, 2015 and decreased for the nine months ended January 31, 2015 when compared to the same periods last year due to timing of capitalizable project work. We expect capitalized product development costs to increase as new projects reach technological feasibility and we expect capitalized software amortization expense to be relatively stable in coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and nine months ended January 31, 2015, sales and marketing expenses decreased 10% and 5%, respectively, when compared to the same periods a year ago primarily due to a decrease in sales commissions as a result of lower license fees. This was partially offset by an increase in marketing related fees and the May 29, 2014 acquisition of MRI. We generally include commissions on indirect sales in cost of sales.

General and Administrative and Provision for (Recovery of) Doubtful Accounts

For the three months ended January 31, 2015, the 10% increase when compared to the same period last year was primarily due to general office expenses related to the purchase of MRI and an increase in the allowance for doubtful accounts. For the nine months ended January 31, 2015, the 7% increase compared to the same period last year was primarily due to general office expenses and audit related expenses to the purchase of MRI and an increase in the allowance for doubtful accounts compared to a recovery for doubtful accounts in the same period last year.

At January 31, 2015, the total number of employees was 399, compared to 360 at January 31, 2014.

Operating Income/(Loss)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning	$(1,192)	$(1,522)	22%	$(3,792)	$(3,682)	(3)%
Collaborative Supply Chain Management	3,064	4,716	(35)%	8,076	13,352	(40)%
IT Consulting	503	345	46%	1,633	1,644	(1)%

Total Operating Income	$2,375	$3,539	(33)%	$5,917	$11,314	(48)%

Our ERP segment operating loss in the three months ended January 31, 2015 decreased from the same period in the prior year due to higher license fee, services and maintenance revenues. Our ERP segment operating loss increased in the nine months ended January 31, 2015 due to lower services and other revenues and an increase in general and administrative expenses.

Our SCM segment’s contribution to operating income decreased by 35% and 40% for the three and nine months ended January 31, 2015 compared to same periods last year, primarily as a result of decreased license fee revenues, higher software amortization expense and expense related to the MRI acquisition.

Our IT consulting segment operating income increased 46% for the three months ended January 31, 2015 compared to same period last year as a result of higher revenue and improved cost management. Our IT consulting segment operating income decreased 1% for the nine months ended January 31, 2015 due to a decrease in revenue.

Other Income (Expense)

Other income (expense) is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended January 31, 2015, the increase in other loss compared to other income was due primarily to: 1) a higher unrealized loss on investments when compared to the same period last year and 2) an increase in exchange rate losses to approximately $262,000 and 3) lower rental income when compared to the same period last year. This increase in losses was partially offset by an increase in interest income as a result of higher market yields for the three months ended January 31, 2015. We recorded a loss of approximately $364,000 for the three months ended January 31, 2015 compared to a loss of approximately $135,000 for the three months ended January 31, 2014 from our trading securities portfolio. We recorded a loss of approximately $381,000 for the nine months ended January 31, 2015 compared to a loss of approximately $485,000 for the nine months ended January 31, 2014 from our trading securities portfolio.

For the three and nine months ended January 31, 2015, our investments generated an annualized yield of approximately 1.86% and 1.67% respectively, compared to approximately 1.33% and 1.39% for the three and nine months ended January 31, 2014, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended January 31, 2015, our effective tax rate was (23.8%) compared to our effective tax rate of 33.7% in the three months ended January 31, 2014. The effective tax rate for the current quarter is lower compared to the third quarter of fiscal 2014 due to 1) the reversal of a FIN 48 Reserve ($973,000) due to the lapse in the statute of limitations and 2) the extension of the research and development tax credit during the third quarter of fiscal 2015 which resulted in a “catch-up” credit adjustment for the period January 1, 2014 through December 31, 2014. During the nine months ended January 31, 2015, our effective rate was 16.3% compared to our effective rate of 35.2% in the nine months ended January 31, 2014. We expect our effective rate will be between 22% and 25% during fiscal 2015.

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

The following table shows information about our cash flows and liquidity positions during the nine months ended January 31, 2015 and 2014. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

	Nine Months Ended January 31, (in thousands)
	2015	2014
Net cash provided by operating activities	$4,714	$14,431
Net cash used in investing activities	(10,606)	(3,623)
Net cash (used in) provided by in financing activities	(8,888)	950

Net change in cash and cash equivalents	$(14,780)	$11,758

For the nine months ended January 31, 2015, the decrease in cash provided by operating activities compared to the same period last year was due primarily to: 1) lower proceeds from the maturity and sales of trading securities, 2) an increase in purchases of trading securities, 3) a decrease in net earnings, 4) a decrease in accounts payable and other accruals compared to an increase in the same period last year due to timing of payments, 5) an increase in deferred income taxes compared to a decrease in the same period last year due to timing, 6) a higher increase in prepaid expenses when compared to the same period last year due to the timing of purchases, 7) a lower increase in the tax benefit of stock options exercised compared to the prior year due to the mix of options exercised and 8) a decrease in unrealized losses on investments compared to the same period last year.

This increase was partially offset by: 1) a decrease in customer accounts receivable compared to an increase in the same period last year caused by the timing of closing customer sales and related collections, 2) an increase in depreciation and amortization, 3) lower excess tax benefits from stock-based compensation compared to the prior year due to the mix of options exercised, 4) higher stock-based compensation expense and 4) a higher increase in deferred revenues due to timing of revenue recognition.

The increase in cash used in investing activities when compared to the same period in the prior year was due primarily to the acquisition of MRI during the first quarter of fiscal 2015, an increase in purchases of property and equipment and lower proceeds from the maturities of investments that was partially offset by a decrease in capitalized computer software development costs due to the timing of project work.

Cash used in financing activities compared to cash provided by financing activities in the prior year was due primarily to 1) an increase in dividends paid, 2) lower proceeds from exercise of stock options, 3) an increase in repurchases of the Company’s common stock 4) a decrease in excess tax benefits from stock-based compensation and 5) an increase in payment for accrued acquisition consideration.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of January 31, (in thousands)
	2015	2014
Cash and cash equivalents	$41,023	$52,922
Short and long-term investments	29,973	21,539

Total cash and short and long-term investments	$70,996	$74,461

Net (decrease) increase in total cash and investments (nine months ended January 31)	$(8,578)	$8,037

Our total activities used more cash and investments during the nine months ended January 31, 2015, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above, the payment of quarterly dividends, the acquisition of MRI and repurchase of the Company’s common stock.

Days Sales Outstanding in accounts receivable were 62 days as of January 31, 2015, compared to 67 days as of January 31, 2014. This increase is primarily due to the timing of collection activity. Our current ratio on January 31, 2015 was 2.2 to 1 and on January 31, 2014 was 2.7 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $71.0 million in cash and investments with no debt as of January 31, 2015, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date, we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 17, 1997, our Board of Directors approved a resolution authorizing the repurchase of up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these three repurchase plans, as of February 20, 2015 we have repurchased a total of approximately 3.2 million shares of common stock at a cost of approximately $13.4 million.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At January 31, 2015, our goodwill balance was $18.7 million and our intangible assets with definite lives balance was approximately $3.0 million, net of accumulated amortization.

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

Foreign Currency. In the three and nine months ended January 31, 2015, we generated approximately 15% and 16%, respectively, of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $262,000 and $455,000 for the three and nine months ended January 31, 2015, respectively, compared to exchange rate losses of approximately $133,000 and $173,000 for the three and nine months ended January 31, 2014. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $272,000 exchange gain or loss for the nine months ended January 31, 2015. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of January 31, 2015 was approximately $69.0 million compared to $70.6 million as of January 31, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended January 31, 2015:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2014 through November 30, 2014	10,000	$9.25	—	992,373
December 1, 2014 through December 31, 2014	25,717	8.85	—	966,656
January 1, 2015 through January 31, 2015	—	—	—	966,656

Total Fiscal 2015 Third Quarter	35,717	$8.96	—	966,656

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: March 6, 2015	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President, Chief Executive Officer, Director and Chief Operating Officer

Date: March 6, 2015	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 6, 2015	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer