Form 10-K
period 2015-04-30
AMERICAN SOFTWARE INC
filed 2015-07-10
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

At October 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, 25,660,539 Class A Common Shares and 2,587,086 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 31, 2014) of the Class A shares held by non-affiliates on that date was approximately $241.2 million. At July 2, 2015, 26,028,715 Class A Common Shares and 2,587,086 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2015

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

The SCM segment consists of (1) Logility, Inc. and (2) Demand Management, Inc. (“DMI”) (collectively “Logility”), both of which provide collaborative supply chain solutions to streamline and optimize the forecasting, inventory, production, supply, allocation, distribution and management of products between trading partners. The ERP segment consists of (1) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (2) New Generation Computing (NGC), which provides industry-specific business software to both retailers and manufacturers in the apparel, footwear, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance, and support services.

We derive revenues primarily from three sources: software licenses, services, and maintenance. We generally determine software license and Software as a Service (SaaS) fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting services, SaaS, hosting, and managed services. We bill primarily under time and materials arrangements and recognize revenues as we perform services. Maintenance agreements typically are for a one- to three-year term, usually commencing at the time of the initial product license. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

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

Business Segments

Segment 1—Supply Chain Management

Logility, Inc.

Logility, our wholly-owned subsidiary, provides supply chain management (SCM) solutions, an integrated set of sales and operations planning, demand planning, inventory optimization, manufacturing, supply optimization, transportation optimization and advanced retail planning solutions.

Logility was incorporated in 1996. Logility provides supply chain and retail solutions to streamline and optimize the market planning, management, production, and distribution of products for manufacturers, suppliers, distributors, and retailers. Logility’s solutions enable enterprises to increase their market visibility to build competitive advantages and increase profitability by reducing costs, increasing revenues, improving operational efficiencies and collaborating with customers, suppliers and carriers to more effectively sense and respond to dynamic market conditions. Additionally, Logility’s solutions streamline and automate the executive sales and operations planning (S&OP) process to create and assess business plans that profitably match supply with demand while synchronizing supply chain operations with strategic corporate goals.

Today, Logility’s customer base is approximately 1,250 companies located in approximately 80 countries, which gives Logility what we believe is the largest active installed base of supply chain and retail planning customers among all application software vendors. Logility markets and sells the Demand Solutions® product line to the global small and midsize enterprise (SME) market through the global VAR distribution network of DMI. Logility also offers the Logility Voyager Solutions™ suite through both direct and indirect sales channels to customers with distribution-intensive supply chains, ranging from upper-midsize to Fortune 500 companies.

Logility derives revenues primarily from three sources: software licenses, services, and maintenance. Logility generally determines software license and Software-as-a-Service (SaaS) fees based on the number of modules, deployments, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting services, SaaS, hosting, and managed services associated with the implementation and support of Logility products. Logility bills for these services primarily under time and materials arrangements and recognizes revenues as it performs services. Maintenance agreements typically are for a one- to three-year term, commencing at the time of the initial product license. Logility generally bills maintenance fees annually in advance under agreements with terms of one to three years, and then recognizes the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time Logility recognizes the related revenues.

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

Supply Chain and Retail Industry Background

In response to increasing global competition, volatile market demand, shorter product life cycles and reduced lead times, companies are continually seeking new ways to enhance the productivity and profitability of their operations. Companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise network or supply chain can realize significant competitive advantages in the form of lower costs, greater customer responsiveness, reduced stock-outs, more efficient sourcing, reduced inventory levels, synchronized supply and demand, improved transportation and logistics operations, and increased revenue. Supply chain management refers to the process of managing the complex global network of relationships that organizations maintain with external trading partners (customers, suppliers, manufacturers, distributors and retailers) to forecast, source, manufacture, store, allocate and deliver goods and services to the end customer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that influence the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

Today, several market trends are driving organizations to invest in supply chain and retail planning initiatives. Global economic conditions and competitive pressures are forcing companies to reduce costs, decrease order cycle times and improve operating efficiencies and omni-channel initiatives are driving the need for more flexibility and better leverage out of inventory to meet the needs of multiple commerce channels including wholesale, branded retail and direct to consumer. As a result, manufacturers, distributors and retailers are under pressure to better manage the supply chain as they seek to reduce costs, improve manufacturing efficiency and accelerate logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

Companies are increasingly deploying supply chain optimization and advanced retail planning applications to address their forecasting, supply chain planning, inventory optimization, and transportation requirements. Supply chain optimization and retail planning functions involve the use of information and analysis to facilitate the on-time delivery of the right products to the correct location at the right time and at the optimal total cost. The planning process focuses on forecasting and demand management, inventory and supply optimization, distribution, transportation and manufacturing planning and scheduling, sales and operations planning, and retail financial planning and allocation. Planning software is designed to increase revenues, improve forecast accuracy, optimize manufacturing scheduling, better leverage inventory investments, decrease order cycle times, reduce transportation costs, and improve customer service.

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

The May 2015 Gartner, Inc. report, Market Share Analysis: Supply Chain Management and Procurement Software, Worldwide 2014, states, “SCM and Procurement Software market outpaced the overall software market with a 10.8% annual growth rate to reach $9.9 billion in 2014. Supply chain remains a key source of competitive advantage in driving business growth objectives, such as improved customer satisfaction, greater business agility and operational improvements. SCM offerings delivered as cloud showed above-market growth of 17 percent, while new on-premises licenses also grew significantly at nine percent.”

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

We believe that traditional ERP systems alone do not provide the visibility, depth, flexibility or optimization required to effectively meet the demands of today’s intensely competitive and increasingly dynamic global environment. Organizations are demanding supply chain solutions that are both modular and scalable to extend ERP functionality, fit the dynamic needs of their businesses, deploy quickly and deliver rapid time-to-benefit.

Additionally, business drivers for more sophisticated supply chain solutions are finding their way downstream. Issues that multi-billion dollar companies faced ten years ago are affecting even the low end of the Small and Midsize Enterprises (SME) market today. Increasingly, Logility’s customers have to manage offshore sourcing and manufacturing requirements, which often extend time-to-market. With new, increasingly complex data management needs to monitor global supply networks and deal with the retailers’ demand for accurate forecasts, greater supply visibility and higher in-stock performance, the SME market is outgrowing spreadsheets for supply chain planning and turning to proven supply and demand, inventory and replenishment management software, thus extending the addressable market for Logility’s software offerings.

Logility Products and Services

Leveraging its planning solutions expertise, Logility has been an innovator in developing and deploying supply chain optimization solutions, with its first Internet-based collaborative planning software application implemented in 1996. Logility continues to invest and expand its award-winning solutions, which support the global planning, optimization, collaboration, sales and operations planning (S&OP) as well as merchandise planning and allocations.

Logility’s experience indicates that distribution-intensive industries face considerable competitive pressure, which is intensified by the high cost of inventory and distribution investments, dynamically changing consumer needs, and variability in overall supply chain performance. These companies need solutions that are capable of delivering significant financial benefits by quickly solving problems that arise in sourcing, manufacturing and distribution operations. Logility solutions are capable of helping these companies collaborate with their trading partners to improve customer service and optimize their sourcing, manufacturing, inventory, distribution and retail networks.

With approximately 1,250 customers in approximately 80 countries, Logility is a leading provider of collaborative supply chain solutions that help small, midsize, large and Fortune 500 companies realize substantial bottom-line results. Logility provides two product suites, Logility Voyager Solutions and Demand Solutions, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite features advanced analytics capabilities and provides supply chain visibility; demand, inventory and replenishment planning; sales and operations planning (S&OP), supply and inventory optimization; manufacturing planning and scheduling; merchandise planning and allocation, and transportation planning and management. The Demand Solutions product suite provides forecasting, demand planning, requirements planning, sales and operations planning (S&OP), retail planning, production planning and scheduling, collaboration and analytics for maximizing profits for small to midsize manufacturing, distribution and retail operations.

Logility has licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including Abercrombie & Fitch, Ann Taylor, Avery Dennison Corporation, Berry Plastics Corporation, Big Lots!, Continental Mills, Fastenal Company, Ferguson Wholesale, Foot Locker, Gategroup, Johnstone Supply, L’Oreal, Mondelez International New Belgium Brewing Company, Procter & Gamble, Remington Products Company, Rexnord, , Shiseido Americas, Sigma Aldrich, Trek Bicycle, Verizon Wireless, Urban Outfitters, Warnaco, WD-40 Company, Westward Pharmaceutical Company and VF Corporation. Logility sells products and services through direct and indirect channels. Logility derived approximately 23% of its revenues in the fiscal year ended April 30, 2015 from international sales.

Product Features: Logility Voyager Solutions

Logility Voyager Solutions is an integrated software suite that provides advanced SCM including collaborative planning, forecasting and replenishment, multi-echelon inventory optimization, optimized supply sourcing, production management, merchandise planning, allocation, and optimized transportation capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service. Logility Voyager Solutions incorporates advanced analytics to drive decision support for critical processes such as demand management, supply and inventory optimization, manufacturing planning and scheduling, transportation planning and management, retail planning and S&OP.

The Logility Voyager Solutions suite is modular and scalable to meet the requirements of global organizations involving tens of thousands of products with complex manufacturing or distribution networks. In addition, the Logility Voyager Solutions suite interfaces with a broad range of existing enterprise applications deployed on a variety of technical platforms.

Logility’s customers can implement these modules individually, in combinations or as a comprehensive solution suite. The following summarizes key features of the Logility Voyager Solutions product suite:

LOGILITY VOYAGER SOLUTIONS FOR SUPPLY CHAIN OPTIMIZATION AND ADVANCED RETAIL PLANNING

These applications allow companies to plan, manage, optimize and measure their supply chain operations and strategic trading partner relationships for direct material procurement, production, logistics, retail and customer order fulfillment. Logility Voyager Solutions provides a performance-based architecture that allows companies to manage supply chain processes on an exception basis. Companies can proactively monitor, alert, measure and resolve critical supply chain events both within their own companies and throughout the extended value chain.

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

RETAIL OPTIMIZATION

Voyager Merchandise Planning™ and Voyager Assortment Planning ™ create financial merchandise plans for total company and individual store to increase visibility and maintain “open to buy” plans, margin planning and unit ladder plans at various levels in the merchandise hierarchy.

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

Product Features: Demand Solutions

Demand Solutions’ proven, sophisticated supply chain software provides a smooth transition from spreadsheet management to robust supply chain planning, reporting, and tracking. It is simple to install and easy to use, yet able to support the entire Integrated Business Planning (IBP) process, which many supply chain experts endorse as a best practice for supply chain planning.

Demand Solutions offers on-premise and software-as-a-service (SaaS) versions of its DSX product platform. Because both solutions are built on the same technology, customers have a clear migration path from one to the other as their needs change.

DSX was introduced in February 2010 and combines the company’s 29-year history of supply chain experience with the latest technology to create a highly flexible supply chain planning solution. Built on a flexible architecture with configurability, scalability, performance, and security in mind, DSX is the culmination of more than two decades of customer-driven supply chain functionality. The DSX platform was architected to exploit and apply new technologies to provide best-in-class supply chain efficiencies.

Demand Solutions launched DSX SaaS in January 2014. This on-demand version of the product platform is designed for manufacturers and distributors who want to streamline and enhance their supply chain planning processes without having to build and maintain their own IT infrastructure. It provides the full functionality of the on-premise version, but without requiring an up-front investment for software licenses and hardware. Rather than committing to a large purchase price, customers simply pay a predictable subscription fee.

Demand Solutions supports both Software-as-a-Service and Infrastructure-as-a-Service. The company also supports both On-Demand Self Service and Broad Network Access. Because of Demand Solutions’ Web Services integration, customers can use DS-SaaS in conjunction with their system of record regardless of whether it is hosted, SaaS, or on-premise. All product platforms also incorporate social supply chain technology that enables supply chain partners around the world to collaborate in real time using intuitive, “always-on” social media tools.

The Demand Solutions application suite makes it easier to predict future demand and make informed decisions to optimize inventory turns, improve customer service levels, and increase profitability. Demand Solutions is a complete time-phased, multi-tiered demand planning and replenishment system and a proven platform for vendor-managed inventory. Demand Solutions helps manufacturers, wholesalers, and distributors exchange inventory information in real time, proactively manage demand rather than operate in reactive mode, and increase profitability.

Demand Solutions Forecast Management provides a powerful yet easy-to-use demand planning solution that fits virtually any industry and deploys quickly. The system offers significant flexibility and allows the user to select from among 26 algorithms the forecasting formula that best addresses each item’s demand pattern to develop an accurate forecast of future demand.

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

Demand Solutions Collaboration offers a certified CPFR-compliant collaborative planning solution that streamlines communications between a company and its customers and suppliers by letting them exchange information in real time through social media tools. This solution minimizes the barriers to entry for smaller trading partners, who need only a web browser, and extends the value available through the entire Demand Solutions product line. Collaboration results in greater demand visibility and closer synchronization of production and inventory investments.

Demand Solutions Sales & Operations Planning automates and continually analyzes the monthly integrated business planning process, while also giving all supply chain stakeholders (internal and external to the organization) the social media tools to continue collaborating in between planning meetings. There are two annual business plans available for each of the sections of data (bookings, sales, production, inventory, backlog, and shipments): the Annual Plan and the Flexible Plan. Demand Solutions was one of the first S&OP tools on the market and the company has more than 17 years of S&OP implementation experience.

Demand Solutions Advanced Planning and Scheduling is a powerful and easy-to-use production scheduling solution that supports the process and discrete enterprise environment, and quickly produces accurate schedules that take into account machines, personnel, tooling, and inventory constraints. The Demand Solutions Advanced Planning and Scheduling software enables manufacturers to balance material, capacity, and shop floor schedules simultaneously to meet customer demand “on-time” at the lowest costs.

Demand Solutions Retail Planning enables manufacturers, distributors, and retailers to collaboratively produce, ship, and replenish product based on point-of-sale (POS) data. Highly accurate and easy to use, Demand Solutions Retail Planning can track thousands of SKUs at the retail store level, resulting in optimized store-level replenishment, reduced out-of-stocks, greater inventory turns, elevated customer service levels, and increased profits. Demand Solutions Retail Planning is designed around the philosophy of continuous replenishment, enabling actual demand to be consolidated from each POS location and routed to suppliers. Demand Solutions Retail Planning leverages detailed analysis and strategic assortment planning for a store or group of stores. The result is a collaborative, highly responsive value chain from manufacturer or distributor to retail.

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

Customers

We primarily target businesses in the retail, apparel, consumer packaged goods, chemicals, pharmaceuticals, industrial products and other manufacturing industries. A sample of companies that have purchased one or more of our products or services during the past two fiscal years is as follows:

Consumer Goods	Chemicals, Oil & Gas, Pharmaceuticals	Retail & Apparel (cont.)	Retail & Apparel (cont.)

3M Australia

Ashley Furniture

Avery Dennison Corporation BodyBuilding.com

Boise Paper Holdings, LLC

Caribou Coffee Company

Carrie Francis

Clement Pappas & Co., Inc.

Cliff Bar & Company

Cott Beverages Limited

Glen Raven, Inc.

Haddon House Food Products, Inc.

Hamilton Beach Proctor-Silex Hostess Brands

Huhtamaki

J. R. Simplot Company

Jackson Family Wines

Kelly Moore Paint Company, Inc

L’Oreal

Levolor

Marquez Brothers International

Melissa and Doug

Mizuno USA

Moen

Mohawk Industries

Mondelez International

Neatfreak

Nestle

Oceana Brands Limited

Pacific World Cosmetics

Parmalat South Africa

Peninsula Beverage Company

Pinnacle Foods

Polaris Industries

Procter & Gamble

Reckitt Benckisen

Reily Foods

Rockline Industries

Sazerac Company

Snyder-Lance

Stanley Black & Decker

Ste. Michelle Wines Estates Ltd.

Sunny Delight Beverages Company

Taylor Fresh Foods

Tillamook County Creamery Association

Xango, LLC

Zimmer K.K.

  Telecommunications & Utilities

Brightstar Corporation

Britsh Telecom

KGP Telecommunications

Verizon Wireless

Allnex

Berry Plastics Corporation

BP Singapore Pte. Limited

Bracco Imagining S.p.A.

Chamberlain Group

CooperVision

Dow Chemical Company

EGO Pharmaceuticals, PTY LTD

Fisher Scientific International

Genzyme Diagnostics

ME Global

Norgine

Sandoz

Shell Oil Company

Sigma-Aldrich Corporation

Sunovion Pharmaceuticals, Inc.

          Retail & Apparel

5.11 Tactical

A+ School Apparel

Abercrombie & Fitch

Aeropostale

AGS Sports, Inc.

Aktieselskabet AF

Alberto Makali

American Textile

Antartico Comercializadora SA de CV

Aramark

Arizona Nutritional Supplements, LLC

Armani Exchange, Inc.

Art Van Furniture

Asics

BBC International

Bernard Cap Co., Inc.

Bestseller Wholesale

Big Lots!

Billabong International Unlimited

Bioworld Merchandising

Biscotti

Blair Corporation

Bobs Discount Furniture

Boots UK, Ltd.

Broder Brothers

Brooks Sports

California Innovations

Canada Goose

Carhartt

Charles River Apparel

Color Image Apparel, Inc.

Delta Apparel

Destination XL

Dutch, LLC

Dynasty Apparel

Everlast Worldwide

Evy of California

Fam Brands

Fashion Avenue Knits

FGL Group

Finish Line

Foot Locker, Inc.

Foschini Retail Group Pty

G & K Services

Godiva Chocolatier

Goodwill Industries

Grupo M

GTM Sportswear

Hugo Boss

International Uniform, Inc.

Janouras Custom Design, Ltd.

Jaya Apparel, LLC

Jerry Leigh Entertainment

Jerzees

Jockey International

John Paul Richard

Jos. A. Banks Clothiers

Just Fabulous

Land’n Sea

Landau Uniform

Legendary Whtietails

Liz Claiborne

Lord Daniel Sportswear

Lucky Zone

Manhattan Beachwear, LLC

Men’s Wearhouse

Modell’s Sporting Goods

Nicole Miller

Orvis

Parigi Group

Peds Legwear

Ralph Lauren

Rawlings Sporting Goods

Red Wing Shoe Company

Renfro

Rocky Brands

Spanx

Spartan Sportswear

Sport Obermeyer

Starbucks

Stony Apparel

Summit Resource International

Swatfame

The Home Depot

Tibi

Tiffany & Co.

Topson Downs

Town & Country Living

Tristan & America

T-Shirt International

Unifirst Corp

Urban Outfitters

Valley Apparel LLC

Vesi Sportswear

VF Corporation

W Diamond Group

Watters

Williamson-Dickie

Manufacturing

Wohali Outdoors

Wolverine Worldwide

  Manufacturing and Others

Briggs & Stratton

Cintas Corporation

Corning Cable Systems

Dal-Tile Corporation

Dassault Falcon Jet

IBM/Synertech

Ingram Micro

Intertape Polymer Group

Johnson Controls

Louisiana-Pacific Corporation

Newell Rubbermaid

Parker Hannifin Corporation

Reliable Automatic Sprinkler

Seagate Technology LLC

Seco Tools AB

Siemens Medical Solutions Diagnostics

Sonoco Products

Timken

Twin Disc

Tyco Safety Products

Universal Fiber Systems

WD40 Company

      Wholesale Distribution

American Hotel Register Company

Amerisource Bergen Specialty Group

Balkamp, Inc.

ChemPoint

CHF Industries

Doosan Group

Fastenal Company

Ferguson Enterprises

Fintyre S.p.A.

GateGroup

Groupe Seb Holdings

Johnstone Supply

Komatsu Europe International NV

Screwfix

Standard Motor Products

Tireco

Trelleborg Wheel Systems S.p.A.

We do not have a customer who has more than 10% of fiscal 2015 revenues. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector customers.

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

In addition to our employee sales force, we have developed a network of agents who assist in selling our products globally. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in North America, South America, Mexico, Europe, South Africa, and the Asia/Pacific region, distribute our product lines domestically and in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products. Our global distribution channel consists of approximately 66 organizations with sales, implementation and support resources serving customers in more than 80 countries.

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

Customer Service and Support

We provide the following services and support to our customers:

Cloud and Managed Services. We offer our customers the option to deploy Voyager, Demand Solutions and New Generation Solutions in a SaaS (Software-as-a-Service), hosted or on-premise model. Cloud Services provides companies a choice in deployment methodology and services that best suit their individual needs and allows them to evolve as their business changes; moving between SaaS, on-premise, and managed services as their IT strategies transform. Managed Services leverage our resources to assist and augment the customer’s technical and operational needs on a day-to-day basis.

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

Our client/server and Internet-based solutions will be important for our long-term growth. As of April 30, 2015, we employed 84 persons in product research, development and enhancement activities.

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

Company Strategy

Our objective is to become a leading provider of collaborative supply chain solutions and enterprise-wide ERP to enable small, midsize, large and Fortune 500 companies to optimize their operations associated with the planning, sourcing, manufacture, storage, and distribution of products. Our strategy includes the following key elements:

Leverage and Expand Installed Base of Customers. We currently target businesses in the consumer goods, chemicals and pharmaceuticals, food and beverage, retail, apparel and sewn products, and oil and gas industries. We intend to continue to leverage our installed base of more than 1,350 customers to introduce additional functionality, product upgrades, and complementary modules. In addition, we intend to expand sales to new customers in our existing vertical markets and to target additional vertical markets over time. We will continue our focus on offering a best-in-class cloud solution and expect the growth trends we have experienced in this area to continue because many new and existing customers are pursuing cloud strategies for their business applications.

Continue to Expand Sales and Marketing. We intend to continue to pursue an increased share of the market for SCM and ERP software solutions by expanding our sales and marketing activities. We believe our competitive advantages include providing rapid implementation, easy-to-maintain configuration, and quick time-to-benefit across the full spectrum of customer operations. Logility intends to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, retail, pharmaceutical, and manufacturing supply chains, and NCG intends to continue to focus on the apparel, footwear, sewn products, and furniture industries, adding sales and marketing resources when appropriate.

Expand Indirect Channels to Increase Market Penetration. We believe that key relationships with VARs will increase sales and expand market penetration of our products and services. During fiscal 2015 we continued to add VARs to the DMI channel in countries such as Tunisia and Serbia. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in more than 80 countries.

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

Acquire or Invest in Complementary Businesses, Products and Technologies. We believe that select acquisitions or investments may provide opportunities to broaden our product offering to provide more advanced solutions for our target markets. We will evaluate acquisitions or investments that will provide us with complementary products and technologies, expand our geographic presence and distribution channels, penetrate additional vertical markets with challenges and requirements similar to those we currently meet, and further solidify our leadership position within the SCM market. In fiscal 2015, we acquired MID Retail, announced on May 30, 2014, to extend our reach into retail operations and expand our ability to help customers improve their Omni-Channel performance.

Focus on Integrated Collaborative Planning and Supply Chain Execution Solution. We believe Logility is one of the few providers of truly integrated SCM software solutions addressing demand, supply and advanced retail planning as well as transportation and warehousing logistics requirements. Logility Voyager Solutions provides a comprehensive suite for supply chain planning, warehouse and transportation management with collaboration at its core, streamlining business processes between both internal and external trading partners. We intend to continue focusing Logility’s development initiatives on enhancing its end-to-end solution, expanding its embedded performance management architecture and introducing additional capabilities that complement its integrated solution suite.

Increase Penetration of International Markets. In the fiscal year ended April 30, 2015, we generated 16% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. Logility, along with its subsidiary, DMI, has over 66 VARs in its indirect channel where the majority of the VARs are international. This experienced global distribution network expands Logility’s reach and provides sales, implementation and support resources, serving customers in more than 80 countries. We intend to further expand our international presence by creating additional relationships with distributors in Africa, Asia, Australia, Europe, North America and South America.

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

Employees

As of April 30, 2015, we had 402 full-time employees, including 84 in product research, development and enhancement, 43 in customer support, 176 in professional services, 66 in marketing, sales and sales support, and 33 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

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

The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased, in part as a result of the slow growth in investment in Information Technology software as a result in slow overall GDP growth within the United States and other geographic regions in which we operate. We expect this intensity of competition to increase in the future. Our current and potential competitors have made and may continue to make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Any significant consolidation among ERP or supply chain software companies could adversely affect our competitive position. Increased competition has resulted and in the future could result in price reductions, lower gross margins, longer sales cycles and loss of market share. Each of these developments could have a material adverse effect on our operating performance and financial condition.

Many of our current and potential competitors have significantly greater resources than we do, and therefore we may be at a disadvantage in competing with them.

We directly compete with other supply chain software vendors, including SAP, Oracle Corporation, JDA Software Group, Kinaxis, Inc., Infor, Inc., Manhattan Associates, and others. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The ERP software market has experienced significant consolidation. This consolidation has included numerous mergers and acquisitions, including takeovers such as the Oracle acquisitions of PeopleSoft, Retek, ProfitLogic, Inc., 360 Commerce, Siebel Systems, Inc. and Global Logistics Technologies, Inc.; SAP AG’s acquisitions of Triversity, Inc. and Khimetics. Inc. and RedPrairie’s merger with JDA Software, Inc. It is difficult to estimate what long-term effect these acquisitions will have on our competitive environment. We have encountered competitive situations where we suspect that large competitors, in order to encourage customers to purchase licenses of non-retail specific applications and gain retail market share, have also offered to license at no charge certain retail software applications that compete with our solutions. If competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge, this may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition. Also, some prospective buyers are reluctant to purchase applications that could have a short lifespan, as an acquisition could result in the application’s life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from a larger vendor than us since those larger vendors offer a wider range of products. Furthermore, some of these larger vendors, such as Oracle, may be capable of bundling their software with their database applications, which underlie a significant portion of our installed applications. When we compete with these larger vendors for new customers, we believe that these larger businesses often attempt to use their size as a competitive advantage against us.

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

Increasingly we are required to defer recognition of license revenue for a significant period of time after entering into an agreement, which could negatively affect our results of operations.

We are required to delay recognizing license revenue for a significant period of time based on a variety of factors, including:

•	whether the license agreement includes cloud services such as managing the application and hosting the server that are performed over the term of the contract;

•	whether the license agreement relates to then-unavailable software products;

•	whether transactions include both currently deliverable software products and software products that are under development or other undeliverable elements;

•	whether the customer demands services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;

•	whether the transaction involves acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as known defects; and

•	whether the transaction involves payment terms or fees that depend upon contingencies.

These factors and other specific accounting requirements under U.S. Generally Accepted Accounting Principles (GAAP) for software revenue recognition requires that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in many transactions. Therefore, we may license our software or provide services with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed.

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

We believe the retail industry remains relatively cautious in its level of investment in information technology when compared to other industries. We remain concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain markets, especially if such weak economic conditions or fear of additional terrorist attacks and wars persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively affect our revenues, including potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongation of our selling cycles, and reduction in the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could adversely affect our business, our quarterly or annual operating results and our financial condition.

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

Our technical personnel have unique access to customer data, and may abuse that privilege.

Of necessity for the proper rendering of the services we provide, our technical personnel have the ability to access data on the systems run by our customers or hosted by us for our customers. This would include data about the operations of our customers and even about the customers of our customers. Although we have never had such an occurrence in the entire history of our Company, it is conceivable that such access could be abused in order to improperly utilize that data to the detriment of such customers.

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

James C. Edenfield, Executive Chairman, Treasurer and a Director of the Company, together with Dr. Thomas L. Newberry, a former Director of the Company, owns 100% of our outstanding Class B common shares, giving Mr. Edenfield and Dr. Newberry the right to elect a majority of the Board of Directors. Moreover, Class B common shares have additional voting rights that currently give Mr. Edenfield and Dr. Newberry sufficient voting power to assure the approval of other shareholder voting issues if both of them vote in favor of those issues. Mr. Edenfield and Dr. Newberry have reported in filings with the Securities and Exchange Commission that they constitute a group, for voting purposes. Current directors and executive officers as a group beneficially owned approximately 6.18% of our Class A common shares as of June 30, 2015. Mr. Edenfield and a member of his immediate family, as well as a member of Dr. Newberry’s immediate family, currently constitute three of the six members of the Board, and thus have significant influence in directing the actions of the Board of Directors and all other matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors, the approval of mergers and other business combinations, amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making a purchase offer that other shareholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

•

whether the license agreement includes cloud services such as managing the application and hosting the server that are performed over the term of the contract that then require all the revenue to be spread over the term of the contract;

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Current directors and executive officers of the Company as a group beneficially owned approximately 6.18% of our Class A common shares as of June 30, 2015. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

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

Trading Market

Our Class A Common Shares are listed on the NASDAQ Global Select Market under the symbol AMSWA. As of July 2, 2015, there were 9,462 holders of Class A Common Shares who held their stock either individually or in nominee or “street” names through various brokerage firms, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years, as well as the amount of cash dividends declared in each quarter:

	High	Low	Cash Dividends Declared
Fiscal Year 2015
First Quarter	$10.32	$8.81	$0.10
Second Quarter	9.67	8.65	0.10
Third Quarter	9.74	8.29	0.10
Fourth Quarter	10.40	8.45	0.10

Fiscal Year 2014
First Quarter	$9.25	$8.00	$—
Second Quarter	9.34	7.58	0.10
Third Quarter	10.30	8.76	0.10
Fourth Quarter	11.04	9.38	0.10

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2015:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	2,721,069	$8.21	711,843

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

Stock Price Performance Graph

The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the NASDAQ Composite Index and a peer group index on a quarterly basis. The graph reflects the investment of $100 on April 30, 2010 in the Company’s stock, the NASDAQ Stock Market-US Companies (“NASDAQ Composite Index”) and in the NASDAQ Computer Index, a published industry peer group index. The NASDAQ Computer Index consists of approximately 352 NASDAQ-listed companies, including computer hardware and software companies that furnish computer programming and data processing services and firms that produce computers, office equipment, and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2015.

	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014	FY 2015
American Software(a)	$100	$129	$144	$155	$184	$193
NASDAQ Composite	100	117	124	135	167	201
NASDAQ Computer Index	100	119	134	133	167	205

(a)	This series includes dividends paid over the disclosed period.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2015:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2015 through February 28, 2015	—	$—	—	966,656
March 1, 2015 through March 31, 2015	—	$—	—	966,656
April 1, 2015 through April 30, 2015	—	$—	—	966,656

Total Fiscal 2015 Fourth Quarter	—	$—	—	966,656

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Transfer Agent

American Stock Transfer & Trust Company LLC

6201 15th Ave.

Brooklyn, NY 11219

Toll free: (800) 937-5449

Local & international: (718) 921-8124

http://www.amstock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the Class A common shares of American Software, Inc:

Archipelago Stock Exchange	Maxim Group LLC
Automated Trading Desk Finance	Merrill Lynch, Pierce, Fenner
Barclays Capital Inc./Le	Morgan Stanley & Co. llc
Bats Trading, Inc.	Nasdaq Execution Services LLC
BNY Mellon Capital Markets	Nasdaq OMX Phlx, LLC
Canaccord Genuity inc.	Needham & Company, LLC
Cantor, Fitzgerald & Co.	RBC Capital Markets, LLC
Citadel Securities LLC	Riley & Co
Citigroup Global Markets Inc.	Stifel Nicolaus & Co.
Direct Edge ECN LLC	SunTrust Capital Markets Inc
G1 Execution Services, LLC	Susquehanna Capital Group
Goldman, Sachs & Co.	Susquehanna Financial Group,
Jefferies LLC	Timber Hill Inc.
Knight Capital Americas LLC	Two Sigma Securities, LLC
Latour Trading LLC	UBS Securities LLC
Wells Fargo Securities, LLC

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended April 30, 2015, 2014, 2013, 2012, and 2011 is derived from our audited consolidated financial statements.

Consolidated Statements of Operations Data:

	Years Ended April 30,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Revenues:
License fees	$16,748	$20,011	$21,184	$27,826	$19,240
Services and other	47,215	44,377	45,323	42,380	36,960
Maintenance	38,910	36,213	33,960	32,430	29,389

Total revenues	102,873	100,601	100,467	102,636	85,589

Cost of revenues:
License fees	7,675	4,043	6,026	7,142	5,828
Services and other	34,204	31,645	31,870	31,101	27,205
Maintenance	8,580	8,027	7,664	7,597	7,152

Total cost of revenues	50,459	43,715	45,560	45,840	40,185

Gross margin	52,414	56,886	54,907	56,796	45,404
Operating expenses:
Research and development costs	11,088	9,074	8,882	8,226	7,388
Sales and marketing expense	18,667	20,414	19,829	18,797	15,720
General and administrative expenses	12,923	12,401	11,911	13,070	12,200
Amortization of acquisition-related intangibles	394	472	501	535	684
Severance expenses	—	—	—	—	219

Total operating expenses	43,072	42,361	41,123	40,628	36,211

Operating income	9,342	14,525	13,784	16,168	9,193
Other income, net	1,060	1,372	1,741	1,103	1,941

Earnings before income taxes	10,402	15,897	15,525	17,271	11,134
Income tax expense	2,274	5,566	5,114	5,928	3,770

Net earnings	$8,128	$10,331	$10,411	$11,343	$7,364

Earnings per common share:(a)
Basic	$0.29	$0.37	$0.38	$0.43	$0.29

Diluted	$0.28	$0.37	$0.38	$0.42	$0.28

Weighted average common shares—Basic	28,283	27,636	27,173	26,455	25,751
Diluted	28,614	28,111	27,629	27,098	26,183
Cash dividends declared	$0.40	$0.30	$0.48	$0.36	$0.36

Consolidated Balance Sheet Data:
Cash and cash equivalents	$44,655	$55,803	$41,164	$39,111	$23,928
Investments—short and long term	$30,740	$23,771	$25,260	$27,759	$31,483
Working capital	$46,340	$58,820	$51,088	$50,109	$36,721
Total assets	$134,266	$131,220	$113,070	$116,553	$104,832
American Software, Inc. shareholders’ equity	$92,926	$92,560	$83,244	$83,030	$74,056

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.29, $0.37, $0.38, $0.43, and $0.29 for the years ended April 30, 2015, 2014, 2013, 2012, and 2011, respectively. See Note 1(r) to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements for the fiscal year ended April 30, 2015, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability, bad debts, capitalized software costs, goodwill, intangible asset measurement and impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition. We recognize revenue predominantly in accordance with the Software Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. Furthermore, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we (1) act as principal in the transaction, (2) take title to the products, (3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded on a gross basis.

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

Valuation of Long-Lived and Intangible Assets. We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification. For fiscal 2013 and 2014, we opted to perform a qualitative assessment to test a reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the impairment. Our reporting units are consistent with our operating segments or one level below, as identified in Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ significantly. Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2015, our goodwill balance was $18.7 million and our intangible assets with definite lives balance was $2.7 million, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with the Costs of Software to be Sold, Leased, or Marketed Topic of the FASB Accounting Standards Codification. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, we capitalize all software development costs and report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. There was no impairment charge related to capitalized computer software during the years ended April 30, 2015, 2014 and 2013. At April 30, 2015, our capitalized software balance was $9.8 million, net of accumulated amortization. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

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

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2015, 2014, and 2013 and the percentage increases and decreases in those items for the years ended April 30, 2015 and 2014:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
License	16%	20%	21%	(16)%	(6)%
Services and other	46	44	45	6	(2)
Maintenance	38	36	34	7	7

Total revenues	100	100	100	2	—

Cost of revenues:
License	8	4	6	90	(33)
Services and other	33	31	31	8	(1)
Maintenance	8	8	8	7	5

Total cost of revenues	49	43	45	15	(4)

Gross margin	51	57	55	(8)	4

Research and development	11	9	9	22	2
Sales and marketing	18	20	20	(9)	3
General and administrative	13	13	12	3	4

Total operating expenses	42	42	41	2	3

Operating income	9	15	14	(36)	5
Other income:
Interest income	1	1	1	31	(18)
Other, net	—	—	—	nm	(27)

Earnings before income taxes	10	16	15	(35)	2
Income tax expense	2	6	5	(59)	9

Net earnings	8%	10%	10%	(21)%	(1)%

nm—not meaningful

Economic Overview and Significant Trends in Our Business

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in U.S. global credit markets. In recent years, the weakness in the overall world economy and the U.S. economy in particular has resulted in reduced expenditures in the business software market. In April 2015, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2015 world economic growth forecast. The update noted that, “Global growth remains moderate, with uneven prospects across the main countries and regions. It is projected to be 3.5 percent in 2015, in line with forecasts in the January 2015 World Economic Outlook (WEO) Update. Relative to last year, the outlook for advanced economies is improving, while growth in emerging market and developing economies is projected to be lower, primarily reflecting weaker prospects for some large emerging market economies and oil-exporting countries.”

For fiscal 2016, we expect the world economy to improve when compared to the prior year, which could result in an improved selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment when compared to the period prior to the last recession. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on May 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The

Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The FASB is currently considering a one year extension to this pronouncement.

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

Our SCM segment experienced a 3% increase in revenues during fiscal 2015 when compared to fiscal 2014, due primarily to a 16% increase in services and other revenues and an 8% increase in maintenance revenue. This was partially offset by an 18% decrease in license fees. The ERP segment revenues decreased 1% in fiscal 2015 when compared to fiscal 2014, primarily due to a 7% decrease in services and other revenues and a 4% decrease in license fees. This was partially offset by a 6% increase in maintenance revenues.

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

Our IT Consulting segment experienced an approximately 3% increase in revenues in fiscal 2015 when compared to fiscal 2014 and a decrease in revenues of approximately 2% in fiscal 2014 when compared to fiscal 2013, due primarily to a fluctuations in IT staffing work at our primary customer and in fiscal year 2015 increases in new customer project work. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. In the past this trend has resulted in increased business for this segment. However, there is a countervailing trend to outsourcing IT to international markets that historically have been more price competitive than domestic sources like ourselves. Our primary customer comprised 34% of our IT Consulting revenues in fiscal 2015, 39% in fiscal 2014 and 44% in fiscal 2013. The loss of this customer would negatively and materially affect our IT consulting business.

REVENUES

	Years Ended April 30,
	2015	2014	2013	% Change		% of Total Revenues
				2015 to 2014	2014 to 2013	2015	2014	2013
	(in thousands)
License	$16,748	$20,011	$21,184	(16)%	(6)%	16%	20%	21%
Services and other	47,215	44,377	45,323	6%	(2)%	46%	44%	45%
Maintenance	38,910	36,213	33,960	7%	7%	38%	36%	34%

Total revenues	$102,873	$100,601	$100,467	2%	0%	100%	100%	100%

For the year ended April 30, 2015, the 2% increase in total revenues was attributable primarily to a 7% increase in maintenance revenues and a 6% increase in services and other revenues. This was offset by a 16% decrease in license fees.

For year ended April 30, 2014, total revenues remained relatively consistent with year ended April 30, 2013.

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

International revenues represented approximately 16% of total revenues for the year ended April 30, 2015, 17% of total revenues for the year ended April 30, 2014, and 14% for the year ended April 30, 2013. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

License revenues

	Years Ended April 30,
	2015	2014	2013	% Change
				2015 to 2014	2014 to 2013
	(in thousands)
Enterprise Resource Planning	$2,215	$2,319	$2,272	(4)%	2%
Supply Chain Management	14,533	17,692	18,912	(18)%	(6)%

Total license revenues	$16,748	$20,011	$21,184	(16)%	(6)%

For the year ended April 30, 2015, license fee revenues decreased by 16% when compared to the previous year due to a difficult selling environment at our SCM and ERP units. Logility experienced a decline in license fees partly due to cancellations and/or delays in business investment as a result of an uncertainty in the direction of the global economy and partly due to several customer contracts that included Logility Cloud Services that require revenue to be deferred over the life of the contracted period. For the year ended April 30, 2015, MRI recorded $1,761,000 in license for revenue. Logility, including its DMI subsidiary, constituted 87%, 88% and 89% of our total license fee revenues for the years ended April 30, 2015, 2014 and 2013, respectively. License fees from our ERP segment, which includes NGC, also decreased in fiscal 2015, primarily due to a decrease in license fee sales to the apparel and retail industries also as a result of uncertainty in the direction of the global economy. License fees from our ERP segment, which includes NGC, increased in fiscal 2014, primarily due to an increase in our legacy license fee sales.

The direct sales channel provided approximately 70% of license fee revenues for the year ended April 30, 2015, compared to approximately 73% in fiscal 2014 and 70% in fiscal 2013. The decrease in direct license fees from fiscal 2014 to fiscal 2015 was largely the result of several direct channel customer contracts that included Logility Cloud Services that require revenue to be deferred over the life of the contracted.

For the year ended April 30, 2015, our margins after commissions on direct sales were approximately 85%, and our margins after commissions on indirect sales were approximately 42%. For the year ended April 30, 2014, our margins after commissions on direct sales were approximately 81%, and our margins after commissions on indirect sales were approximately 51%. For the year ended April 30, 2013, our margins after commissions on direct sales were approximately 83%, and our margins after commissions on indirect sales were approximately

49%. The margins after commissions were relatively consistent in a range between 81% and 85% for direct and 42% and 51% for indirect sales. DMI is the source of the bulk of our indirect sales and the commission percentage varies based on whether the sale is domestic or international. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

Services and other revenues

	Years Ended April 30,
	2015	2014	2013	% Change
				2015 to 2014	2014 to 2013
	(in thousands)
Enterprise Resource Planning	$4,173	$4,488	$6,162	(7)%	(27)%
Supply Chain Management	17,598	15,136	13,929	16%	9%
IT Consulting	25,444	24,753	25,232	3%	(2)%

Total services and other revenues	$47,215	$44,377	$45,323	6%	(2)%

The 6% increase in services and other revenues for the year ended April 30, 2015 when compared to fiscal 2014 was due primarily to a 16% increase at our SCM business unit due to an increase in utilization from project implementation services and services revenue related to our Logility Cloud Services area. For the year ended April 30, 2015, MRI recorded $725,000 in services and other revenues. The overall service revenue increased also due to a 3% increase in our IT Consulting business unit due to its customers’—particularly its primary customer’s—increased utilization of outside contractors. This increase in revenue was partially offset by a 7% decrease from our ERP business unit as a result of lower implementation project work at NGC.

The 2% decrease in services and other revenues for the year ended April 30, 2014 when compared to fiscal 2013 was due primarily to a decrease in revenue from our ERP business unit as a large implementation project at NGC ended in fiscal 2013 and was not replaced in fiscal 2014. The decrease was also partially due to a 2% decrease in services and other revenues in our IT Consulting business unit due to its decreased utilization of outside contractors. This was partially offset by a 9% increase at our SCM business unit, as higher SCM license fees sales in prior periods resulted in more project implementation services and increased services revenue related to our Logility Cloud Services area.

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

Maintenance revenues

	Years Ended April 30,
	2015	2014	2013	% Change
				2015 to 2014	2014 to 2013
	(in thousands)
Enterprise Resource Planning	$4,975	$4,710	$4,391	6%	7%
Supply Chain Management	33,935	31,503	29,569	8%	7%

Total maintenance revenues	$38,910	$36,213	$33,960	7%	7%

The 7% increase in total maintenance revenues for the year ended April 30, 2015 was primarily due to an 8% increase in maintenance revenues from our SCM business unit as a result of improved maintenance renewal rates and an increase in revenue from our MID Retail, Inc (“MRI”) acquisition in May, 2014 which added approximately $1.2 million maintenance revenues in fiscal 2015. The increase was also due to a 6% increase in our ERP business unit from higher maintenance renewal rates.

The 7% increase in total maintenance revenues for the year ended April 30, 2014 was primarily due to a 7% increase in maintenance revenues from our SCM business unit as a result of increased license fees and improved maintenance renewal rates and a 7% increase in our ERP business unit from higher maintenance renewal rates and an increase in license fees.

Logility’s maintenance revenues constituted 87% of total maintenance revenues for the years ended April 30, 2015, 2014 and 2013. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Years Ended April 30,
	2015		2014		2013
	(in thousands)
Gross margin on license fees	$9,073	54%	$15,968	80%	$15,158	72%
Gross margin on services and other	13,011	28%	12,732	29%	13,453	30%
Gross margin on maintenance	30,330	78%	28,186	78%	26,296	77%

Total gross margins	$52,414	51%	$56,886	57%	$54,907	55%

The decrease in total gross margin percentage for the year ended April 30, 2015 was primarily due to the decrease in gross margin percentage on license fees and to a lesser extent the slight decrease in services and other gross margins.

The increase in total gross margin percentage for the year ended April 30, 2014 was primarily due to the increase in gross margin percentage on license fees and to a lesser extent the slight increase in maintenance gross margins partially offset by a slight decrease in services and other gross margins when compared to the same period last year.

Gross Margin on License Fees

The decrease in license fee gross margin percentage for the fiscal year ended April 30, 2015 when compared to fiscal 2014 was due primarily to higher capitalized software amortization expense (approximately $2.7 million increase in fiscal 2015 when compared to fiscal 2014) due to the release of our Voyager 8.5 product at the end of the fourth quarter of fiscal 2014 and lower license fees in fiscal 2015 when compared to fiscal 2014. We expect capitalized software amortization expense to remain relatively consistent in fiscal 2016 when compared to fiscal 2015.

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

Gross Margin on Services and Other

For the year ended April 30, 2015, our gross margin percentage on services and other revenues decreased from 29% in fiscal 2014 to 28% in fiscal 2015, primarily due to lower gross margins at our ERP segment, as services gross margin decreased from 26% in fiscal 2014 compared to 20% in fiscal 2015 due to lower services revenue and billing utilization rates and at our IT Consulting segment, The Proven Method, Inc. (“TPM”), as its services gross margin decreased to 21% in fiscal 2015 compared to 23% in fiscal 2014, as a result of lower contracted hourly billing rates. This was partially offset by our SCM segment, as Logility’s gross margin increased from 38% in fiscal 2014 compared to 39% in fiscal 2015 due to increased billing at higher utilization rates.

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

As discussed above, our IT Consulting business unit typically has lower margins when compared to the other business units that have higher margin implementation service revenue, so a decrease in the percentage of services revenues from our IT Consulting segment tends to cause our overall services gross margin percentage to increase. The IT Consulting segment was 54%, 56% and 56% of the Company’s services revenues in fiscal 2015, 2014 and 2013, respectively. Our SCM segment was 37%, 34% and 31% of the Company’s services revenues in fiscal 2015, 2014 and 2013, respectively. Our ERP segment was 9%, 10% and 14% of the Company’s services revenues in fiscal 2015, 2014 and 2013, respectively.

Gross Margin on Maintenance

Maintenance gross margin percentage remained relatively consistent for the years ended April 30, 2015, 2014 and 2013. The slight improvement in maintenance gross margin percentage in fiscal 2014 compared to fiscal 2013 was primarily due to an increase in maintenance revenue.

EXPENSES

	Years Ended April 30,
	2015	2014	2013	% of Revenues
				2015	2014	2013
	(in thousands)
Research and development	$11,088	$9,074	$8,882	11%	9%	9%
Sales and marketing	18,667	20,414	19,829	18%	20%	20%
General and administrative	12,923	12,401	11,911	13%	12%	12%
Amortization of acquisition-related intangible assets	394	472	501	0%	0%	0%
Other income, net	1,060	1,372	1,741	1%	1%	2%
Income tax expense	2,274	5,566	5,114	2%	6%	5%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended
	April 30, 2015	Percent Change	April 30, 2014	Percent Change	April 30, 2013
	(in thousands)
Total capitalized computer software development costs	$2,747	(7)%	$2,949	(14)%	$3,418
Percentage of gross product research and development costs	20%		25%		28%
Total research and development expense	11,088	22%	9,074	2%	8,882

Percentage of total revenues	11%		9%		9%
Total research and development expense and capitalized computer software development costs	$13,835	15%	$12,023	(2)%	$12,300

Percentage of total revenues	13%		12%		12%
Total amortization of capitalized computer software development costs*	$3,664	296%	$925	(63)%	$2,501

*	Included in cost of license fees

For the year ended April 30, 2015, gross product research and development costs increased by 15% primarily due to the MRI acquisition that increased R&D headcount and related expense by $1.4 million in fiscal 2015. Capitalized software development costs decreased in fiscal 2015 compared to fiscal 2014 due to timing of project work. Amortization of capitalized software development increased in fiscal 2015 when compared to fiscal 2014, due to the release of Voyager 8.5 at the end of fiscal 2014.

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

Sales and Marketing

In the year ended April 30, 2015, the decrease in sales and marketing expenses compared to fiscal 2014 was due primarily to lower sales commission as a result of lower direct license fees and lower customer conference expenses.

In the year ended April 30, 2014, the increase in sales and marketing expenses compared to fiscal 2013 was due primarily to higher marketing related costs such as trade shows and our customer conferences, variable compensation and travel.

General and Administrative

For the year ended April 30, 2015, the increase in general and administrative expenses compared to fiscal 2014 was primarily due to increase bad debt provision expense when compared to a recovery in fiscal 2014 and expenses related to the MID acquisition. For the year ended April 30, 2014, the increase in general and administrative expenses compared to fiscal 2013 was primarily due to higher variable compensation expense, legal and audit related fees. The total number of employees was approximately 402 on April 30, 2015, 383 on April 30, 2014 and 377 on April 30, 2013.

Amortization of Acquisition-related Intangible Assets

For the year ended April 30, 2015, we recorded $394,000 in intangible amortization expense of which $249,000 is related to the MID Retail, Inc. (“MID”) acquisition that occurred on May 29, 2014 and $145,000 is related to the Optiant acquisition that occurred on March 19, 2010. This amount is included in operating expenses. Additionally, we recorded approximately $576,000 in intangible amortization expense of which $458,000 is related to the MID Retail, Inc. acquisition and $118,000 is related to the August 14, 2013 acquisition of certain assets of privately-held Taylor Manufacturing Systems, USA, LLC (“TMS”) an Atlanta-based provider in the advance planning systems (“APS”). This amount is included in cost of license fees. Additionally, we recorded approximately $6,000 in amortization expense related to the Logility treasury stock buy-back (see Note 1(l) to the Consolidated Financial Statements). This amount is included in general and administrative expenses.

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

Operating Income/(Loss)

	Years Ended April 30,
				% Change
	2015	2014	2013	2015 to 2014	2014 to 2013
	(in thousands)
Enterprise Resource Planning	$(5,285)	$(5,132)	$(4,741)	(3)%	(8)%
Supply Chain Management	12,399	17,468	16,881	(29)%	3%
IT Consulting	2,228	2,189	1,644	2%	33%

Total Operating Income	$9,342	$14,525	$13,784	(36)%	5%

The higher ERP segment operating loss in fiscal 2015 when compared to fiscal 2014 was due primarily to lower revenues. Also, during the current fiscal year, the Company continued to invest approximately 18% of total ERP revenues, or approximately $2.1 million, in research and development for new software products to compete more effectively in the sewn products, apparel and retail industries.

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

Our SCM segment decreased operating income by 29% in fiscal 2015 compared to fiscal 2014 primarily due to lower license fees as a result of several customer contracts that included Logility Cloud Services that require revenue to be deferred over the life of the contracted period and a $2.7 million increase in capitalized amortization expense. Our SCM segment increased operating income by 3% in fiscal 2014 compared to fiscal 2013 primarily due to a 3% increase in revenues.

Our IT consulting segment operating income increased 2% in fiscal 2015 compared to fiscal 2014 primarily due an increase in revenue. Our IT consulting segment operating income increased 33% in fiscal 2014 compared to fiscal 2013 primarily due an increase in gross margins from improved billing utilization project work.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. Other income was approximately $1.1 million in the year ended April 30, 2015 compared to $1.4 million in fiscal 2014. The decrease was primarily due to higher exchange rate losses and to a lesser extent an increase in unrealized and realized loss on investments. This was partially offset by higher interest income and higher rental income from leases on our Atlanta property in fiscal 2015. We incurred an exchange rate loss of approximately $514,000 in the year ended April 30, 2015 compared to a loss of approximately $73,000 in fiscal 2014.

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

Income Taxes

During fiscal 2015, the Company recorded income tax expense of $2.3 million compared to $5.6 million in fiscal 2014 and $5.1 million in fiscal 2013. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. Our tax effective rate was 21.9%, 35.0%, and 32.9% in fiscal years 2015, 2014 and 2013, respectively. The effective tax rate for the current year is lower compared fiscal 2014 due to 1) the reversal of a FIN 48 Reserve ($973,000) due to the expiration of statutes of limitations and 2) the extension of the research and development tax credit during the third quarter of fiscal 2015 which resulted in a “catch-up” credit adjustment for the period January 1, 2014 through December 31, 2014. The effective tax rate for fiscal 2014 is higher than fiscal 2013 primarily due to the expiration of the research and development tax credit in fiscal 2014 (January 2014 to April 2014). We expect our tax effective rate to be in the range of 33% to 36% in fiscal 2016.

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

The following tables show information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2015 and 2014. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended April 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$10,024	$18,311
Net cash used in investing activities	(11,684)	(4,220)
Net cash (used in) provided by financing activities	(9,488)	548

Net change in cash and cash equivalents	$(11,148)	$14,639

The decrease in cash provided by operating activities in fiscal 2015 compared to fiscal 2014 was due primarily to: (1) a decrease in the net proceeds from sales and maturities of trading securities in fiscal 2015 compared to fiscal 2014 due to timing of purchases and maturity dates, (2) an increase in the purchases of trading securities due to timing, (3) a decrease in accounts payable and other liabilities when compared to an increase in fiscal 2014 due primarily to timing and amount of sales commissions, bonuses and tax liabilities, (4) a decrease in net earnings, (5) a decrease in deferred income taxes in fiscal 2015 compared to an increase in fiscal 2014 due to timing, (6) a decrease in tax benefits of options exercised due to a decrease in stock option exercises in the current year compared to fiscal 2014, and (7) a decrease in accretion of liability from the purchase of business compared to an increase in fiscal 2014.

These factors were partially offset by: (1) higher depreciation and amortization expense due to timing of closing capitalized software projects, (2) a decrease in prepaid expenses and other assets in fiscal 2015 compared to an decrease in fiscal 2014 due to timing of purchases, (3) a decrease in rate of increase in accounts receivable in fiscal 2015 when compared to fiscal 2014 due to timing of sales and billing, (4) an increase in deferred revenues when compared to fiscal 2014 primarily due to an increase cloud services and maintenance fees, (5) an increase in the loss on unrealized investments compared to the prior year due to investment markets, (6) a decrease in excess tax benefits from stock-based compensation due to a decrease in stock option exercises in fiscal 2015 compared to fiscal 2014, and (7) an increase in stock-based compensation expense due to the increase value of option grants.

The increase in cash used in investing activities in fiscal 2015 compared to fiscal 2014 was due primarily to: (1) the purchase of a larger business in fiscal 2015 when compared to fiscal 2014, (2) an increase in purchases of equipment and (3) a decrease in proceeds from maturities of investments because all debt securities acquired during fiscal 2015 and 2014 were classified as “trading” and are included in operating activities. This was partially offset by a decrease in capitalized software development costs due to the timing of R&D efforts.

The increase in cash used in financing activities in fiscal 2015 when compared to cash used in financing activities in fiscal 2014 was due primarily to: (1) an increase in cash dividends paid on common stock in fiscal 2015 as a result of accelerated dividends in fiscal 2013 that resulted in a decrease in cash dividends paid on common stock in fiscal 2014, (2) a decrease in proceeds from exercise of stock options, (3) an increase in repurchases of common stock in fiscal 2015 compared to none in fiscal 2014, (4) a decrease in excess tax benefits from stock-based compensation due to a decrease in stock option exercises in fiscal 2015 compared to fiscal 2014 and (5) a payment for accrued acquisition consideration in fiscal 2015 compared to none in fiscal 2014.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30,
	2015	2014
	(in thousands)
Cash and cash equivalents	$44,655	$55,803
Investments	30,740	23,771

Total cash and investments	$75,395	$79,574

Net (decrease) increase in total cash and investments	$(4,179)	$13,150

The following table provides information regarding our known contractual obligations as of April 30, 2015 (in thousands): (See Notes to Consolidated Financial Statements—Note 8)

	Payments due by Period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$3,784	$881	$1,513	$887	$503

As a result of the positive cash flow from operations our business has generated in recent periods, and because as of April 30, 2015, we had $75.4 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We currently do not have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days Sales Outstanding (DSO) in accounts receivable were 65 days as of April 30, 2015, compared to 66 days as of April 30, 2014. This increase was due the timing of collections. Our current ratio on April 30, 2015 was 2.2 to 1, compared to 2.7 to 1 on April 30, 2014. DSO can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales (which typically have installment payment terms), seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of June 30, 2015, we have repurchased approximately 3.2 million shares of common stock at a cost of approximately $13.4 million.

See Item 5 of this report, under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency. For the fiscal years ended April 30, 2015 and 2014, we generated 16% and 17% of our revenues outside of the United States, respectively. We typically denominate our international sales in U.S. Dollars, Euros or British Pounds Sterling. Our consolidated financial statements are presented in U.S. Dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of approximately $514,000 and $73,000 in fiscal years 2015 and 2014, respectively. We estimate that a 10% movement in foreign currency rates would have the effect of creating an exchange gain or loss of approximately $275,000.

Interest Rates and Other Market Risks. We manage our interest rate risk by maintaining an investment portfolio of trading and held-to-maturity investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of our cash equivalents and investments as of April 30, 2015 was approximately $73.7 million.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of April 30, 2015. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework (1992) published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of April 30, 2015.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of April 30, 2015, and this attestation report follows immediately below.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited American Software, Inc.’s internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8(a)). Our responsibility is to express an opinion on American Software, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, American Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2015, and our report dated July 10, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Atlanta, Georgia

July 10, 2015

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries (the “Company”) as of April 30, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Software, Inc.’s internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 10, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Atlanta, Georgia

July 10, 2015

American Software, Inc. and Subsidiaries

Consolidated Balance Sheets

April 30, 2015 and 2014

(in thousands, except share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$44,655	$55,803
Investments	17,584	14,796
Trade accounts receivable, less allowance for doubtful accounts of $215 at April 30, 2015 and $222 at April 30, 2014:
Billed	16,018	15,422
Unbilled	3,585	3,234
Prepaid expenses and other current assets	3,748	4,092

Total current assets	85,590	93,347
Investments—noncurrent	13,156	8,975
Property and equipment, net	3,548	3,681
Capitalized software, net	9,815	10,732
Goodwill	18,749	13,819
Other intangibles, net	2,748	534
Other assets	660	132

Total assets	$134,266	$131,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$920	$1,382
Accrued compensation and related costs	3,048	3,532
Dividends payable	2,861	2,822
Other current liabilities	3,274	2,735
Deferred income taxes	636	418
Deferred revenue	28,511	23,638

Total current liabilities	39,250	34,527
Deferred income taxes	995	1,936
Long-term deferred revenue	290	670
Other long-term liabilities	805	1,527

Total liabilities	41,340	38,660
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 30,566,099 shares at April 30, 2015 and 30,075,187 shares at April 30, 2014	3,057	3,008
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at April 30, 2015 and April 30, 2014; convertible into Class A shares on a one-for-one basis	259	259
Additional paid-in capital	110,829	106,203
Retained earnings	4,159	7,368
Class A treasury stock, 4,568,297 shares at April 30, 2015 and 4,444,815 shares at April 30, 2014, at cost	(25,378)	(24,278)

Total shareholders’ equity	92,926	92,560

Commitments and contingencies
Total liabilities and shareholders’ equity	$134,266	$131,220

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended April 30, 2015, 2014, and 2013

(In thousands, except per share data)

	2015	2014	2013
Revenues:
License	$16,748	$20,011	$21,184
Services and other	47,215	44,377	45,323
Maintenance	38,910	36,213	33,960

Total revenues	102,873	100,601	100,467

Cost of revenues:
License	7,675	4,043	6,026
Services and other	34,204	31,645	31,870
Maintenance	8,580	8,027	7,664

Total cost of revenues	50,459	43,715	45,560

Gross margin	52,414	56,886	54,907

Research and development	11,088	9,074	8,882
Sales and marketing	18,667	20,414	19,829
General and administrative	12,923	12,401	11,911
Amortization of acquisition-related intangibles	394	472	501

Total operating expenses	43,072	42,361	41,123

Operating income	9,342	14,525	13,784
Other income:
Interest income	1,229	935	1,140
Other, net, primarily investment (loss)/income	(169)	437	601

Earnings before income taxes	10,402	15,897	15,525
Income tax expense	2,274	5,566	5,114

Net earnings.	$8,128	$10,331	$10,411

Earnings per common share:(a)
Basic	$0.29	$0.37	$0.38

Diluted	$0.28	$0.37	$0.38

Shares used in the calculation of earnings per common share:
Basic	28,283	27,636	27,173
Diluted	28,614	28,111	27,629

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.29, $0.37 and $0.38 for the years ended April 30, 2015, 2014 and 2013, respectively. See Note 1 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years ended April 30, 2015, 2014, and 2013

(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained earnings	Treasury stock	Total shareholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2012	28,798,490	$2,880	2,587,086	$259	$95,386	$8,024	$(23,519)	$83,030
Proceeds from stock options exercised	386,356	38	—	—	1,952	—	—	1,990
Stock-based compensation	—	—	—	—	1,476	—	—	1,476
Net earnings	—	—	—	—	—	10,411	—	10,411
Dividends declared	—	—	—	—	—	(13,037)	—	(13,037)
Repurchase of common shares	—	—	—	—	—	—	(759)	(759)
Tax benefit of stock option exercises	—	—	—	—	133	—	—	133

Balance at April 30, 2013	29,184,846	2,918	2,587,086	259	98,947	5,398	(24,278)	83,244
Proceeds from stock options exercised	890,341	90	—	—	5,386	—	—	5,476
Stock-based compensation	—	—	—	—	1,509	—	—	1,509
Net earnings	—	—	—	—	—	10,331	—	10,331
Dividends declared	—	—	—	—	—	(8,361)	—	(8,361)
Tax benefit of stock option exercises	—	—	—	—	361	—	—	361

Balance at April 30, 2014	30,075,187	3,008	2,587,086	259	106,203	7,368	(24,278)	92,560
Proceeds from stock options exercised	490,912	49	—	—	2,676	—	—	2,725
Stock-based compensation	—	—	—	—	1,530	—	—	1,530
Net earnings	—	—	—	—	—	8,128	—	8,128
Dividends declared	—	—	—	—	—	(11,337)	—	(11,337)
Repurchase of common shares	—	—	—	—	—	—	(1,100)	(1,100)
Tax benefit of stock option exercises	—	—	—	—	420	—	—	420

Balance at April 30, 2015	30,566,099	$3,057	2,587,086	$259	$110,829	$4,159	$(25,378)	$92,926

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended April 30, 2015, 2014, and 2013

(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net earnings	$8,128	$10,331	$10,411
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,833	2,605	4,153
Stock-based compensation expense	1,530	1,509	1,476
Bond amortization	—	1	15
Accretion of liability from purchase of business	11	8	—
Tax benefit of options exercised	420	615	133
Excess tax benefits from stock-based compensation	(384)	(611)	(131)
Net loss (gain) on investments	638	304	(328)
Retirement of property and equipment	—	—	90
Deferred income tax (benefit) expense	(723)	956	192
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(18,806)	(14,751)	(14,710)
Proceeds from sales and maturities of trading securities	11,204	15,702	16,334
Accounts receivable, net	(400)	(1,609)	2,892
Prepaid expenses and other assets	350	(1,218)	22
Accounts payable and other liabilities	(1,870)	1,465	(3,271)
Deferred revenue	4,093	3,004	1,850

Net cash provided by operating activities	10,024	18,311	19,128

Cash flows from investing activities:
Capitalized computer software development costs	(2,747)	(2,949)	(3,418)
Purchases of property and equipment, net of disposals	(1,028)	(255)	(736)
Proceeds from maturities of investments	—	225	1,188
Purchase of business, net of cash acquired	(7,909)	(1,241)	—

Net cash used in investing activities	(11,684)	(4,220)	(2,966)

Cash flows from financing activities:
Repurchase of common stock	(1,100)	—	(759)
Excess tax benefits from stock-based compensation	384	611	131
Proceeds from exercise of stock options	2,725	5,476	1,990
Payment for accrued acquisition consideration	(200)	—	—
Dividends paid	(11,297)	(5,539)	(15,471)

Net cash (used in) provided by financing activities	(9,488)	548	(14,109)

Net change in cash and cash equivalents	(11,148)	14,639	2,053
Cash and cash equivalents at beginning of year	55,803	41,164	39,111

Cash and cash equivalents at end of year	$44,655	$55,803	$41,164

Supplemental disclosures of cash paid during the year for:
Income taxes	$2,597	$4,565	$5,206
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$2,861	$2,822	$—

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2015, 2014, and 2013

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

(c) Revenue Recognition and Deferred Revenue

The Company recognizes revenue predominately in accordance with the Software Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are primarily billed under time and materials arrangements and are recognized as services are performed. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification, the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenues and totaled approximately $2,691,000, $2,273,000, and $2,239,000 for 2015, 2014 and 2013, respectively.

Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users have the right to take possession of the software. Under this model, the software applications are hosted by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. The underlying arrangements typically (i) include a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 36 to 60 months and (iii) provides the customer with an option to take delivery of the software at any time during or after the subscription term. In addition, subscription and other recurring revenues include subscription-based software license revenues where the customer has taken physical possession of the software for a defined period of time. Subscription revenues are recognized ratably over the subscription term because the Company is unable to establish VSOE and separate the various elements, beginning on the commencement date of each contract. As of April 30, 2015, revenue recorded under this accounting treatment has not been significant.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At April 30, 2015 and 2014, unbilled license fees were approximately $1.4 million and $1.1 million, respectively, and unbilled services revenues were approximately $2.1 million and $2.2 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

(e) Cash Equivalents

Cash equivalents of $43.0 million and $51.6 million at April 30, 2015 and 2014, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

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

(g) Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, the allowance for the cost of returns and product warranty claims at April 30, 2015 or 2014 is not significant.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts of expense/(recovery) to operations were approximately $178,000, $(56,000), and $216,000 for 2015, 2014, and 2013, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

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

(i) Furniture, Equipment, and Purchased Computer Software

Furniture, equipment and purchased computer software are recorded at cost, less accumulated depreciation and amortization. Depreciation of buildings, computer equipment, purchased computer software, office furniture and equipment is calculated using the straight-line method based upon the estimated useful lives of the assets (three years for computer equipment and software, seven years for office furniture and equipment and thirty years for buildings). Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter. Depreciation and amortization expense on buildings, furniture, equipment and purchased computer software was $1,193,000, $1,056,000, and $1,076,000 in 2015, 2014 and 2013, respectively.

(j) Capitalized Computer Software Development Costs

The Company capitalizes certain computer software development costs in accordance with the FASB Accounting Standards Codification Costs of Software to be Sold, Leased or Marketed Topic. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are being amortized ratably on a straight-line basis over three years. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2015	2014	2013
	(in thousands)
Total capitalized computer software development costs	$2,747	$2,949	$3,418
Total research and development expense	11,088	9,074	8,882

Total research and development expense and capitalized computer software-development costs	$13,835	$12,023	$12,300

Total amortization of capitalized computer software development costs	$3,663	$925	$2,501

Capitalized computer software development costs consist of the following at April 30, 2015 and 2014 (in thousands):

	2015	2014
Capitalized computer software development costs	$22,067	$19,321
Accumulated amortization	(12,252)	(8,589)

	$9,815	$10,732

Of the Company’s capitalized software projects that are currently completed and being amortized, the Company expects amortization expense for the next three years to be as follows (in thousands):

2016	$3,893
2017	3,593
2018	229

$7,715

(k) Acquisition-Related Intangible Assets (exclusive of Logility’s treasury stock repurchases)

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. The intangible assets are being amortized over a period ranging from two to six years. For 2015, total amortization expense related to acquisition-related intangible assets was approximately $970,000, with $394,000 included in operating expense and $576,000 included in cost of license fees in the accompanying consolidated statements of operations. For 2014, total amortization expense related to acquisition-related intangible assets was approximately $561,000, with $472,000 included in operating expense and $88,000 included in cost of license fees in the accompanying consolidated statements of operations. Total amortization expense related to acquisition-related intangible assets was approximately $501,000 for 2013 and is included in operating expense in the accompanying consolidated statements of operations.

Acquisition-Related Intangible Assets consist of the following at April 30, 2015 and 2014 (in thousands):

	2015	2014
Current technology	$3,342	$1,842
Customer relationships	2,190	790
Non-Compete	290	—
Trademarks	76	76

	5,898	2,708
Accumulated amortization	(3,150)	(2,180)

	$2,748	$528

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2015 (in thousands):

2016	$890
2017	890
2018	254
2019	175
2020	175
Thereafter	364

$2,748

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

As noted above, the DCF methodology was given the most weight. The material assumptions utilized within this methodology were the long-term growth rate, weighted average cost of capital, financial projections, projected debt free cash flow and tax rate. The assumptions used by the Company have not changed materially from the prior year. In the event of impairment, the loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of this goodwill for impairment as of April 30, 2015 and did not identify any goodwill impairment as a result of the review.

The Company applied the simplified goodwill impairment test for the fiscal years ended April 30, 2014 and 2013, that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is not more likely than not that the unit’s fair value is less than its carrying amount. To the extent the Company concludes it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The Company did not identify any macroeconomic or industry conditions as of April 30, 2014 and 2013, that would indicate the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate it is more likely than not that the fair value of any reporting units have fallen below their carrying value, the Company would test such reporting unit for impairment.

Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification.

Goodwill consisted of the following by segment (in thousands):

	Enterprise Resource Planning*	Supply Chain Management**	IT Consulting	Total
Balance at April 30, 2013	$1,812	$10,789	$—	$12,601
Goodwill related to the Taylor Manufacturing Systems, USA, LLC Acquisition	—	1,218	—	1,218

Balance at April 30, 2014	1,812	12,007	$—	13,819
Goodwill related to the MID Retail, Inc. Acquisition	—	4,930	—	4,930

Balance at April 30, 2015	$1,812	$16,937	$—	$18,749

*	Goodwill related to New Generation Computing, Inc.
**	Goodwill related to Logility, Inc., Demand Management, Inc. and their acquisitions

Intangible Assets (including Acquisition-Related Intangible Assets) consisted of the following by segment (in thousands):

	Enterprise Resource Planning	Supply Chain Management	IT Consulting	Total
Balance at April 30, 2013	$—	$687	$—	$687
Intangibles related to the Taylor Manufacturing Systems, USA, LLC Acquisition	—	472	—	472
Amortization expense	—	(625)	—	(625)

Balance at April 30, 2014	—	534	—	534
Intangibles related to the MID Retail, Inc. Acquisition	—	3,190	—	3,190
Amortization expense	—	(976)	—	(976)

Balance at April 30, 2015	$—	$2,748	$—	$2,748

Goodwill and intangible assets include the effects of applying purchase accounting resulting from Logility’s stock repurchases in prior years. Total amortization expense related to Logility Stock Buy-back Step Acquisition and purchased software was approximately $6,000, $64,000 and $75,000 for 2015, 2014 and 2013, respectively. For purposes of the disclosure above, amounts related to the buyback of Logility stock are presented as a component of the SCM segment.

Intangible assets related to Logility Stock Buy-back Step Acquisition and purchased software consist of the following (in thousands):

	2015	2014
Distribution Channel	$75	$75
Customer Relationships	477	477
Trademarks	155	155

	707	707
Accumulated amortization	(707)	(701)

	$—	$6

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

(n) Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to collectability, bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes, allocation of fair values in acquisitions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

(o) Stock Compensation Plans

The Company has four stock-based employee compensation plans under which options to purchase common stock of the Company were outstanding as of April 30, 2015. Those plans are described more fully in Note 7. In addition to two American Software plans, effective July 9, 2009, the Company adopted the Logility, Inc. 1997 Stock Plan and Logility, Inc. 2007 Stock Plan as equity plans of the Company in conjunction with the Company’s acquisition of the shares of Logility common stock it did not previously own.

The Company recorded stock option compensation cost of approximately $1,530,000, $1,509,000 and $1,476,000 and related income tax benefits of approximately $542,000, $496,000 and $436,000 for the years ended April 30, 2015, 2014 and 2013, respectively. Stock-based compensation expense on current year grants is recorded on a straight-line basis over the vesting period for the entire award directly to additional paid-in capital.

Cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. During the years ended April 30, 2015, 2014 and 2013, the Company realized tax benefits from stock options generated in previous and current periods resulting in approximately $384,000, $611,000 and $131,000 of gross excess tax benefits which are included as a component of cash flows from financing activities in the accompanying 2015, 2014 and 2013 consolidated statements of cash flows, respectively.

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

The Company did not have any other comprehensive income items for 2015, 2014, or 2013.

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

For the Company’s basic earnings per share calculation, the Company uses the “two-class” method. Basic earnings per share are calculated by dividing net earnings attributable to each class of common stock by the weighted average number of shares outstanding. All undistributed earnings are allocated evenly between Class A and B common shares in the earnings per share calculation to the extent that earnings equal or exceed $.05 per share. This allocation is based on management’s judgment after considering the dividend rights of the two-classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B shares to Class A shares. If Class B shares convert to Class A shares during the period, the distributed net earnings for Class B shares is calculated using the weighted average common shares outstanding during the period.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts), See Note 7 for total stock options outstanding and potentially dilutive:

Basic earnings per common share:

	Year Ended April 30, 2015		Year Ended April 30, 2014		Year Ended April 30, 2013
	Class A	Class B	Class A	Class B	Class A	Class B
Distributed earnings	$0.40	$0.40	$0.30	$0.30	$0.48	$0.48
Undistributed earnings/(loss)	(0.11)	(0.11)	0.07	0.07	(0.10)	(0.10)

Total	$0.29	$0.29	$0.37	$0.37	$0.38	$0.38

Distributed earnings	$10,301	$1,035	$7,584	$776	$11,796	$1,242
Undistributed earnings/(loss)	(2,914)	(294)	1,786	185	(2,377)	(250)

Total	$7,387	$741	$9,370	$961	$9,419	$992

Basic weighted average common shares	25,696	2,587	25,049	2,587	24,586	2,587

Diluted EPS for Class A common shares using the If-Converted Method

Year Ended April 30, 2015

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$7,387	25,696	$0.29
Common stock equivalents	—	331

	7,387	26,027	0.28
Class B conversion	741	2,587

Diluted EPS for Class A	$8,128	28,614	$0.28

Year Ended April 30, 2014

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$9,370	25,049	$0.37
Common stock equivalents	—	475

	9,370	25,524	0.37
Class B conversion	961	2,587

Diluted EPS for Class A	$10,331	28,111	$0.37

Year Ended April 30, 2013

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$9,419	24,586	$0.38
Common stock equivalents	—	456

	9,419	25,042	0.38
Class B conversion	992	2,587

Diluted EPS for Class A	$10,411	27,629	$0.38

Diluted EPS for Class B common shares using the Two-Class Method

Year Ended April 30, 2015

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$741	2,587	$0.29
Reallocation of undistributed earnings from Class A shares to Class B shares	4	—

Diluted EPS for Class B	$745	2,587	$0.29

Year Ended April 30, 2014

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$961	2,587	$0.37
Reallocation of undistributed earnings from Class A shares to Class B shares	(3)	—

Diluted EPS for Class B	$958	2,587	$0.37

Year Ended April 30, 2013

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$992	2,587	$0.38
Reallocation of undistributed earnings from Class A shares to Class B shares	4	—

Diluted EPS for Class B	$996	2,587	$0.38

*	Amounts adjusted for rounding

(s) Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $2.1 million, $2.2 million and $2.0 million in fiscal 2015, 2014 and 2013, respectively.

(t) Guarantees and Indemnifications

The Company accounts for guarantees in accordance with the Guarantee Topic of the FASB Accounting Standards Codification. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with the Contingencies Topic of the FASB Accounting Standards Codification, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2015 or 2014.

The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2015 or 2014.

(u) Industry Segments

The Company operates and manages its business in three reportable segments. See Note 9 of the Consolidated Financial Statements.

(2) Investments

Investments consist of the following (in thousands):

	April 30,
	2015	2014
Trading:
Debt securities:
Tax-exempt state and municipal bonds	$21,555	$15,167
Corporate bonds	714	1,188

Total debt securities	22,269	16,355
Marketable equity securities	8,471	7,416

	$30,740	$23,771

The total carrying value of all investments on a consolidated basis was approximately $30,740,000 and $23,771,000 at April 30, 2015 and 2014, respectively. At April 30, 2015, there were approximately $13,156,000 in trading investments included in investments-noncurrent in the accompanying consolidated balance sheet. At April 30, 2014, there were approximately $8,975,000 in trading investments included in investments-noncurrent in the accompanying consolidated balance sheet.

The contractual maturities of debt securities classified as trading at April 30, 2015 and 2014 were as follows (in thousands):

	2015	2014
Due within one year	$8,581	$7,646
Due within two years	11,348	6,228
Due within three years	1,983	1,970
Due after three years	357	511

	$22,269	$16,355

In 2015 and 2014, the Company’s investment portfolio of trading securities experienced net unrealized holding losses of approximately $405,000 and $160,000, respectively, and in 2013, the Company’s investment portfolio of trading securities experienced net unrealized holding gains of approximately $815,000, which have been included in other income, net in the accompanying consolidated statements of operations.

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

The following table presents our assets that we measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	April 30, 2015				April 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$42,951	$—	$—	$42,951	$51,561	$—	$—	$51,561
Marketable securities	9,139	21,555	—	30,694	8,338	15,167	—	23,505

Total	$52,090	$21,555	$—	$73,645	$59,899	$15,167	$—	$75,066

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $46,000 that is not recorded at fair value and thus is not recorded in the table above.

The carrying amounts of cash, trade accounts receivable and unbilled accounts receivable, accounts payable, accrued compensation and related costs, and other current liabilities approximate fair value because of their short-term maturities.

(4) Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2015 and 2014 (in thousands):

	2015	2014
Buildings and leasehold improvements	$20,716	$20,011
Computer equipment and purchased software	10,049	9,842
Office furniture and equipment	4,415	4,373

	35,180	34,226
Accumulated depreciation and amortization	(31,632)	(30,545)

	$3,548	$3,681

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

Under the terms of the Purchase Agreement, the Company acquired the capital stock for an effective purchase price of approximately $8,507,000 in cash plus a $678,000 working capital adjustment. Additional consideration is payable at the end of each 12-month period in the 24-month period following the closing date (such 24-month period being the “Earnout Period”) equal to 15% of the license fee revenues contracted for and recorded as revenue in accordance with GAAP by either MRI or the Company from the sale of MRI Software during such 12-month period, up to a maximum aggregate amount of $1.5 million over the Earnout Period. This additional consideration will be accounted for as post-combination services and, therefore, will be expensed as incurred. The Company incurred acquisition costs of approximately $282, 000 during the year ended April 30, 2015. The operating results of MRI are not material for proforma disclosure and MRI is being integrated as a product line of Logility, Inc. Revenues from MRI included in these consolidated financial statements since the date of acquisition are $1,761,000 in license fees, $725,000 in services and other revenues and $1,160,000 in maintenance revenues. We allocated $4,930,000 of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of May 30, 2014 (in thousands):

		Useful Life
Cash	$1,277
Accounts receivable, net	546
Current assets	35
Property and equipment, net	32
Other assets	505
Goodwill	4,930
Non-compete	290	3 years
Customer relationships	1,400	8 years
Current technology	1,500	3 years

Total Assets Acquired	10,515
Current liabilities	(825)
Long-term liabilities	(505)

Total liabilities assumed	(1,330)

Net assets acquired	$9,185

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

6) Income Taxes

Income tax expense consisted of the following:

	Years ended April 30,
	2015	2014	2013
	(In thousands)
Current:
Federal	$2,506	$4,253	$4,103
State	501	686	847

	3,007	4,939	4,950

Deferred:
Federal	(697)	557	131
State	(36)	70	33

	(733)	627	164

	$2,274	$5,566	$5,114

The Company’s actual income tax expense differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 35% for fiscal years 2015, 2014 and 2013, to earnings before income taxes and noncontrolling interest as follows:

	Years ended April 30,
	2015	2014	2013
	(In thousands)
Computed “expected” income tax expense	$3,641	$5,564	$5,434
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	269	493	568
Research and development credits	(516)	(258)	(584)
Change in valuation allowance for deferred tax assets	(5)	45	(187)
Tax contingencies	(955)	(47)	27
Other, net, including permanent items	(160)	(231)	(144)

	$2,274	$5,566	$5,114

Our effective income tax rates were 22%, 35% and 33% in 2015, 2014 and 2013, respectively. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. The provision for income taxes in 2015, 2014 and 2013 excludes approximately $420,000, $361,000 and $160,000, respectively, of tax benefits realized from the recognition of stock option deductions, which have been recorded in additional paid-in capital.

The significant components of deferred income tax (benefit) expense attributable to income from continuing operations before income taxes for the years ended April 30, 2015, 2014, and 2013 are as follows:

	Years ended April 30,
	2015	2014	2013
	(In thousands)
Deferred tax (benefit)/expense	$(728)	$582	$351
(Decrease) increase in the valuation allowance for deferred tax assets	(5)	45	(187)

	$(733)	$627	$164

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2015 and 2014 are presented as follows:

	2015	2014
	(In thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$914	$1,024
State net operating loss carryforwards	350	389
Intangible assets and fixed asset basis differences	1,803	1,347
Nonqualified stock options	1,452	1,154

Total gross deferred tax assets	4,519	3,914
Less valuation allowance	461	466

Net deferred tax assets	4,058	3,448

Deferred tax liabilities:
Capitalized computer software development costs	(3,758)	(4,109)
Net gains/losses on trading securities	(605)	(566)
Goodwill	(752)	(598)
Other	(575)	(529)

Total gross deferred tax liabilities	(5,690)	(5,802)

Net deferred tax liabilities	$(1,631)	$(2,354)

At April 30, 2015, the Company has approximately $10.6 million of various state net operating loss carryforwards which are available to offset future state taxable income, if any, through 2034.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2015.

The Company applies the accounting provisions which require us to prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return.

As of April 30, 2015, 2014 and 2013, we have recorded approximately $115,000, $1.2 million, and $1.2 million, respectively, of unrecognized tax benefits, inclusive of interest and penalties, all of which would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment. During the year ended April 30, 2015, the Company recognized $973,000 of income tax benefits due to the reversal of a FIN 48 Reserve due to the expiration of statutes of limitations.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of April 30, 2015 and 2014, we had recorded a liability for potential penalties and interest of approximately $54,000 and $160,000, respectively, related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, excluding interest and penalties (in thousands):

	2015	2014
Balance at beginning of the period	$953	$981
Decreases as a result of positions taken during prior periods	(896)	(28)
Increases as a result of positions taken during the current period	4	—

Balance at April 30,	$61	$953

We conduct business globally and, as a result, file consolidated income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2000. We are no longer subject to U.S. Federal income tax examination for years prior to 2011.

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

Stock Option Plans

As of April 30, 2015, the Company has outstanding stock options granted pursuant to four stock option plans. The 2001 Stock Option Plan (the “2001 Option Plan”) became effective on September 1, 2000. This Plan was terminated and replaced by the 2011 Equity Compensation Plan (the “2011 Option Plan”) effective May 17, 2010. Options outstanding under the 2001 Option Plan remain in effect, but no new options may be granted under the plan. Effective July 9, 2009, we adopted the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan as equity plans of American Software, although we will not grant any additional stock options under these plans.

Under the 2011 Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant. By resolution of the Board of Directors, non-employee directors receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 6 years after the date of grant (or five years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 3,700,000 shares are authorized for issuance pursuant to options granted under this Plan. At the 2015 Annual Meeting, the shareholders will vote on increasing the shares authorized under the 2011 Option Plan from 3,700,000 to 5,000,000. When stock options are exercised, it is the Company’s policy to issue stock from authorized shares rather than from treasury shares.

Incentive and nonqualified options exercisable at April 30, 2015, 2014 and 2013 totaled 1,203,369, 1,071,812, and 1,893,887, respectively. Options available for grant at April 30, 2015, for the 2011 Option Plan are 711,843 shares.

A summary of changes in outstanding options for the year ended April 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2014	2,894,072	$7.59
Granted	349,000	9.61
Exercised	(490,912)	5.55
Forfeited/cancelled	(31,091)	7.70

Outstanding at April 30, 2015	2,721,069	$8.21	3.3	$4,103,941

Exercisable at April 30, 2015	1,203,369	$7.62	2.5	$2,526,142

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2015, 2014, and 2013 are $2.04, $2.98, and $2.90 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2015, 2014, and 2013:

	2015	2014	2013
Dividend yield	4.0%	4.0%	4.3%
Expected volatility	34.5%	47.6%	59.4%
Risk-free interest rate	1.7%	1.5%	0.7%
Expected term	5.0 years	5.0 years	4.3 years

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

Options issued after May 1, 2007 with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2015, 2014, and 2013, we issued 490,912, 890,341 and 386,356 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2015, 2014 and 2013 based on market value at the exercise dates was $2,100,295, $3,266,301 and $1,163,699, respectively. The fair value of grants vested during the years ended April 30, 2015, 2014 and 2013 was $1,625,742, $1,442,478 and $1,447,612, respectively. As of April 30, 2015, unrecognized compensation cost related to unvested stock option awards approximated $2.9 million and is expected to be recognized over a weighted average period of 1.53 years.

Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. During the year ended April 30, 2015, we repurchased 123,482 shares of our common stock at a cost of approximately $1.1 million. For this repurchase plan, through April 30, 2015, we have repurchased 1,033,344 shares of common stock at a cost of approximately $6.0 million. Under all repurchase plans as of April 30, 2015, we have repurchased 4,568,297 shares of common stock at a cost of approximately $25.4 million.

(8) Commitments and Contingencies

(a) Leases

The Company leases office facilities and equipment under various operating leases. Rental expense for these leases approximated $931,000, $841,000, and $854,000 for the years ended April 30, 2015, 2014, and 2013, respectively.

The Company leased several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $687,000, $574,000 and $418,000 for the years ended April 30, 2015, 2014 and 2013, respectively. In addition, the Company owns other properties leased under various operating leases. Rental income for these leases approximated $270,000, $230,000 and $225,000 for the years ended April 30, 2015, 2014, and 2013, respectively. The rental income is included as a component of Other Income, Net in the accompanying consolidated statements of operations.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2015 are as follows (existence of renewal or escalation clauses) (in thousands):

Years ended April 30:
2016	$881
2017	816
2018	697
2019	679
2020	208
Thereafter	503

$3,784

Future minimum lease rentals receivable under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2015 are as follows (already included or prorated at the Company’s occupied building) (in thousands):

Years ended April 30:
2016	$706
2017	653
2018	646
2019	557
2020	173
Thereafter	766

$3,501

(b) 401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2015, 2014, or 2013.

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

Following is information related to each segment as of and for the years ended April 30, 2015, 2014 and 2013:

	2015	2014	2013
Revenues:
Enterprise Resource Planning	$11,363	$11,517	$12,825
Supply Chain Management	66,066	64,331	62,410
IT Consulting	25,444	24,753	25,232

	$102,873	$100,601	$100,467

Operating income/(loss) before intersegment eliminations:
Enterprise Resource Planning	$(5,285)	$(5,132)	$(4,741)
Supply Chain Management	12,399	17,468	16,881
IT Consulting	2,228	2,189	1,644

	$9,342	$14,525	$13,784

Intersegment eliminations:
Enterprise Resource Planning	$(2,127)	$(1,882)	$(1,916)
Supply Chain Management	2,020	1,778	1,804
IT Consulting	107	104	112

	$—	$—	$—

Operating income/(loss) after intersegment eliminations:
Enterprise Resource Planning	$(7,412)	$(7,014)	$(6,657)
Supply Chain Management	14,419	19,246	18,685
IT Consulting	2,335	2,293	1,756

	$9,342	$14,525	$13,784

	2015	2014	2013
Capital expenditures:
Enterprise Resource Planning	$791	$125	$513
Supply Chain Management	229	118	196
IT Consulting	8	12	27

	$1,028	$255	$736

Capitalized software:
Enterprise Resource Planning	$—	$—	$—
Supply Chain Management	2,747	2,949	3,418
IT Consulting	—	—	—

	$2,747	$2,949	$3,418

Depreciation and amortization:
Enterprise Resource Planning	$925	$887	$916
Supply Chain Management	4,896	1,706	3,228
IT Consulting	12	12	9

	$5,833	$2,605	$4,153

Interest income:
Enterprise Resource Planning	$421	$343	$452
Supply Chain Management	808	592	688
IT Consulting	—	—	—

	$1,229	$935	$1,140

Earnings/(loss) before income taxes:
Enterprise Resource Planning	$(3,815)	$(3,830)	$(2,976)
Supply Chain Management	11,989	17,541	16,897
IT Consulting	2,228	2,186	1,604

	$10,402	$15,897	$15,525

	April 30, 2015	April 30, 2014	April 30, 2013
Total Consolidated Assets:
Enterprise Resource Planning	$32,435	$39,283	$36,985
Supply Chain Management	97,101	86,854	70,982
IT Consulting	4,730	5,083	5,103

	$134,266	$131,220	$113,070

International Revenue and Significant Customer

International revenues approximated $16.3 million or 16%, $17.1 million or 17%, and $14.0 million or 14%, of consolidated revenues for the years ended April 30, 2015, 2014, and 2013, respectively, and were derived primarily from customers in Canada and Europe. International revenue is based on the delivery of software and performance of services.

No one customer accounted for more than 10% of total revenues for the years ended April 30, 2015 and April 30, 2014. One customer accounted for approximately 11% of consolidated revenues for the year ended April 30, 2013, principally from our IT consulting segment. Accounts receivable from this customer were approximately $1.6 million at April 30, 2013.

(10) Financial Statements and Supplementary Data (Unaudited)

The following schedule presents results for each quarter in the years ended April 30, 2015 and 2014 (in thousands, except per share amounts):

	Total revenues	Gross margin	Operating income	Net earnings	Diluted earnings per share*
Quarter ended:
July 31, 2014	$24,857	$13,345	$2,163	$1,534	$0.05
October 31, 2014	24,577	12,096	1,379	1,175	0.04
January 31, 2015	25,839	12,849	2,375	2,841	0.10
April 30, 2015	27,600	14,124	3,425	2,578	0.09

Year ended April 30, 2015	$102,873	$52,414	$9,342	$8,128	$0.28

Quarter ended:
July 31, 2013	$23,318	$12,155	$2,383	$1,593	$0.06
October 31, 2013	26,931	15,526	5,392	3,693	0.13
January 31, 2014	24,427	13,963	3,539	2,477	0.09
April 30, 2014	25,925	15,242	3,211	2,568	0.09

Year ended April 30, 2014	$100,601	$56,886	$14,525	$10,331	$0.37

*	Quarterly amounts may not sum to full year total due to rounding.

(11) Subsequent Events

On May 13, 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. The cash dividend is payable on August 21, 2015 to Class A and Class B shareholders of record at the close of business on August 7, 2015.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2015. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of April 30, 2015.

We believe our consolidated financial statements fairly present in all material respects our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements as of April 30, 2015 and 2014 and for each of the years in the three-year period ended April 30, 2015 is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of fiscal 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to July 25, 2015 under the captions “Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” and “Committees of the Board of Directors.”

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.	Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2015	106

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

SHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2015, 2014, 2013

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions(1)	Deductions (2)	Balance at end of year
April 30, 2015	$222	178	1	186	215
April 30, 2014	$337	(56)	86	145	222
April 30, 2013	$171	216	0	50	337

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

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

Date: July 10, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James C. Edenfield James C. Edenfield	Executive Chairman, Treasurer and Director	July 10, 2015

/s/ J. Michael Edenfield J. Michael Edenfield	President, Chief Executive Officer, Director and Chief Operating Officer	July 10, 2015

/s/ W. Dennis Hogue W. Dennis Hogue	Director	July 10, 2015

/s/ John J. Jarvis John J. Jarvis	Director	July 10, 2015

/s/ James B. Miller, Jr. James B. Miller, Jr.	Director	July 10, 2015

/s/ Thomas L. Newberry, V. Thomas L. Newberry, V.	Director	July 10, 2015

/s/ Vincent C. Klinges Vincent C. Klinges	Chief Financial Officer	July 10, 2015

/s/ Bryan L. Sell Bryan L. Sell	Controller and Principal Accounting Officer	July 10, 2015