Form 10-Q
period 2015-07-31
AMERICAN SOFTWARE INC
filed 2015-09-04
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 31, 2015
Class A Common Stock, $.10 par value	26,045,848 Shares
Class B Common Stock, $.10 par value	2,587,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2015

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2015	April 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$46,446	$44,655
Investments	19,146	17,584
Trade accounts receivable, less allowance for doubtful accounts of $164 at July 31, 2015 and $215 at April 30, 2015:
Billed	14,259	16,018
Unbilled	3,045	3,585
Prepaid expenses and other current assets	3,414	3,748

Total current assets	86,310	85,590
Investments—Noncurrent	11,156	13,156
Property and equipment, net of accumulated depreciation of $31,846 at July 31, 2015 and $31,632 at April 30, 2015	3,397	3,548
Capitalized software, net of accumulated amortization of $13,225 at July 31, 2015 and $12,252 at April 30, 2015	9,659	9,815
Goodwill	18,749	18,749
Other intangibles, net of accumulated amortization of $4,080 at July 31, 2015 and $3,857 at April 30, 2015	2,526	2,748
Other assets	678	660

Total assets	$132,475	$134,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$974	$920
Accrued compensation and related costs	2,601	3,048
Dividends payable	2,863	2,861
Other current liabilities	3,571	3,274
Deferred income taxes	707	636
Deferred revenue	26,634	28,511

Total current liabilities	37,350	39,250
Deferred income taxes	781	995
Long-term deferred revenue	426	290
Other long-term liabilities	615	805

Total liabilities	39,172	41,340
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 30,610,149 shares at July 31, 2015 and 30,566,099 shares at April 30, 2015	3,061	3,057
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at July 31, 2015 and April 30, 2015; convertible into Class A shares on a one-for-one basis	259	259
Additional paid-in capital	111,493	110,829
Retained earnings	3,868	4,159
Class A treasury stock, 4,568,297 shares at July 31, 2015 and April 30, 2015, at cost	(25,378)	(25,378)

Total shareholders’ equity	93,303	92,926

Commitments and contingencies
Total liabilities and shareholders’ equity	$132,475	$134,266

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2015	2014
Revenues:
License	$4,876	$4,368
Services and other	13,845	10,992
Maintenance	10,137	9,497

Total revenues	28,858	24,857

Cost of revenues:
License	1,927	1,736
Services and other	9,451	7,795
Maintenance	2,163	1,981

Total cost of revenues	13,541	11,512

Gross margin	15,317	13,345

Research and development	2,749	3,196
Sales and marketing	5,233	4,644
General and administrative	3,447	3,215
Amortization of acquisition-related intangibles	68	85
Provision for doubtful accounts	—	42

Total operating expenses	11,497	11,182

Operating income	3,820	2,163
Other income (expense):
Interest income	331	280
Other, net	(28)	26

Earnings before income taxes	4,123	2,469
Income tax expense	1,551	935

Net earnings	$2,572	$1,534

Earnings per common share (a):
Basic	$0.09	$0.05

Diluted	$0.09	$0.05

Cash dividends declared per common share	$0.10	$0.10

Shares used in the calculation of earnings per common share:
Basic	28,614	28,233

Diluted	28,882	28,606

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.09 and $0.05 for the three months ended July 31, 2015 and 2014, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$2,572	$1,534
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,411	1,382
Stock-based compensation expense	398	404
Accretion of liability from purchase of business	3	3
Tax benefit of stock options exercised	14	36
Excess tax benefits from stock-based compensation	(13)	(41)
Net loss on investments	186	159
Deferred income taxes	(143)	(281)
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(3,210)	(6,003)
Proceeds from maturities and sales of trading securities	3,462	3,385
Accounts receivable, net	2,299	2,463
Prepaid expenses and other assets	316	965
Accounts payable and other liabilities	(289)	(2,362)
Deferred revenue	(1,741)	(519)

Net cash provided by operating activities	5,265	1,125

Cash flows from investing activities:
Capitalized computer software development costs	(817)	(178)
Purchases of property and equipment, net of disposals	(65)	(58)
Purchase of business, net of cash acquired	—	(7,881)

Net cash used in investing activities	(882)	(8,117)

Cash flows from financing activities:
Excess tax benefits from stock based compensation	13	41
Proceeds from exercise of stock options	256	183
Dividends paid	(2,861)	(2,826)

Net cash used in financing activities	(2,592)	(2,602)

Net change in cash and cash equivalents	1,791	(9,594)
Cash and cash equivalents at beginning of period	44,655	55,803

Cash and cash equivalents at end of period	$46,446	$46,209

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

July 31, 2015

A. Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at July 31, 2015, the results of operations for the three months ended July 31, 2015 and 2014 and cash flows for the three months ended July 31, 2015 and 2014. The results for the three months ended July 31, 2015 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2015 describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible assets, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $557,000 and $623,000 for the three months ended July 31, 2015 and 2014, respectively.

Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users have the right to take possession of the software. Under this model, the software applications are hosted by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. The underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually, and provides the customer with an option to take delivery of the software at any time during or after the subscription term. In addition, subscription and other recurring revenues include subscription-based software license revenues where the customer has taken physical possession of the software for a defined period of time. Subscription revenues are recognized ratably over the subscription term because the Company is unable to establish VSOE and separate the various elements, beginning on the commencement date of each contract. As of July 31, 2015, revenue recorded under this accounting treatment has not been significant.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At July 31, 2015 and April 30, 2015, unbilled license fees were approximately $950,000 and $1.4 million, respectively, and unbilled services revenues were approximately $2.1 and $2.1 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2015		Three Months Ended July 31, 2014
	Class A	Class B	Class A	Class B
Distributed earnings	$0.10	$0.10	$0.10	$0.10
Undistributed earnings	(0.01)	(0.01)	(0.05)	(0.05)

Total	$0.09	$0.09	$0.05	$0.05

Distributed earnings	$2,604	$259	$2,567	$259
Undistributed earnings	(264)	(27)	(1,173)	(119)

Total	$2,340	$232	$1,394	$140

Basic weighted average common shares outstanding	26,027	2,587	25,646	2,587

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended July 31, 2015

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$2,340	26,027	$0.09
Common Stock Equivalents	—	268	—

	2,340	26,295	0.09
Class B Conversion	232	2,587	—

Diluted EPS for Class A	$2,572	28,882	$0.09

Three Months Ended July 31, 2014

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$1,394	25,646	$0.05
Common Stock Equivalents	—	373	—

	1,394	26,019	0.05
Class B Conversion	140	2,587	—

Diluted EPS for Class A	$1,534	28,606	$0.05

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended July 31, 2015

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$232	2,587	$0.09
Reallocation of undistributed earnings to Class A shares from Class B shares	—	—	—

Diluted EPS for Class B	$232	2,587	$0.09

Three Months Ended July 31, 2014

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$140	2,587	$0.05
Reallocation of undistributed earnings to Class B shares from Class A shares	2	—	—

Diluted EPS for Class B	$142	2,587	$0.05

*	Amounts adjusted for rounding

For the three months ended July 31, 2015 and 2014, we excluded options to purchase 1,016,500 and 900,500 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2015, we had a total of 3,011,169 options outstanding and, as of July 31, 2014, we had a total of 3,150,210 options outstanding.

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

Under the terms of the Purchase Agreement, the Company acquired the capital stock for an effective purchase price of approximately $8,507,000 in cash plus a $678,000 working capital adjustment. Additional consideration is payable at the end of each 12-month period in the 24-month period following the Closing Date (such 24-month period being the “Earnout Period”) equal to 15% of the license fee revenues contracted for and recorded as revenue in accordance with Generally Accepted Accounting Principles (“GAAP”) by either MRI or the Company from the sale of MRI Software during such 12-month period, up to a maximum aggregate amount of $1.5 million over the Earnout Period. This additional consideration will be accounted for as post-combination services and, therefore, will be expensed as incurred. The Company incurred acquisition costs of approximately $282,000 during the year ended April 30, 2015. The operating results of MRI are not material for proforma disclosure and MRI is being integrated as a product line of Logility, Inc. We allocated $4,930,000 of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.

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

F. Stock-Based Compensation

During the three months ended July 31, 2015 and 2014, we granted options for 336,000 and 313,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $398,000 and $404,000 and related income tax benefits of approximately $146,000 and $135,000 during the three months ended July 31, 2015 and 2014, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. During the three months ended July 31, 2015 and 2014, we realized excess tax benefits of approximately $13,000 and $41,000, respectively.

During the three months ended July 31, 2015 and 2014, we issued 44,050 and 36,862 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2015 and 2014 based on market value at the exercise dates was approximately $159,000 and $182,000, respectively. As of July 31, 2015, unrecognized compensation cost related to unvested stock option awards approximated $3.1 million, which we expect to recognize over a weighted average period of 1.60 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2015 and April 30, 2015, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	July 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$43,733	$—	$—	$43,733
Marketable securities	8,355	21,901	—	30,256

Total	$52,088	$21,901	$—	$73,989

	April 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$42,951	$—	$—	$42,951
Marketable securities	9,139	21,555	—	30,694

Total	$52,090	$21,555	$—	$73,645

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $46,000 as of July 31, 2015 and April 30, 2015, that is not recorded at fair value and, thus, is not included in the tables above.

H. Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2015, we have repurchased 1,033,344 shares of common stock at a cost of approximately $6.0 million. As of July 31, 2015, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,568,297 shares of common stock at a cost of approximately $25.4 million.

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

The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) New Generation Computing (“NGC”), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The SCM segment, which consists of Logility, a wholly-owned subsidiary, as well as its subsidiary, Demand Management, Inc. (“DMI”), provides collaborative supply chain solutions to streamline and optimize the forecasting, inventory, production, supply, allocation, distribution and management of products between trading partners. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance and support services.

Our chief operating decision maker is the President and Chief Executive Officer (“CEO”). While the CEO is apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses.

In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2015 and 2014:

	Three Months Ended July 31,
	2015	2014
Revenues:
Enterprise Resource Planning	$3,525	$2,658
Collaborative Supply Chain Management	18,573	16,262
IT Consulting	6,760	5,937

	$28,858	$24,857

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(962)	$(1,469)
Collaborative Supply Chain Management	4,193	3,017
IT Consulting	589	615

	$3,820	$2,163

Intersegment eliminations:
Enterprise Resource Planning	$(729)	$(530)
Collaborative Supply Chain Management	700	500
IT Consulting	29	30

	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,691)	$(1,999)
Collaborative Supply Chain Management	4,893	3,517
IT Consulting	618	645

	$3,820	$2,163

Capital expenditures:
Enterprise Resource Planning	$8	$38
Collaborative Supply Chain Management	57	20
IT Consulting	—	—

	$65	$58

	Three Months Ended July 31,
	2015	2014
Capitalized Software:
Enterprise Resource Planning	$—	$—
Collaborative Supply Chain Management	817	178
IT Consulting	—	—

	$817	$178

Depreciation and amortization:
Enterprise Resource Planning	$150	$230
Collaborative Supply Chain Management	1,258	1,149
IT Consulting	3	3

	$1,411	$1,382

Earnings (loss) before income taxes:
Enterprise Resource Planning	$(578)	$(1,173)
Collaborative Supply Chain Management	4,112	3,027
IT Consulting	589	615

	$4,123	$2,469

Major Customer

No one customer accounted for more than 10% of total revenues for the three months ended July 31, 2015 and 2014.

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

L. Subsequent Event

On August 18, 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. The cash dividend is payable on December 4, 2015 to Class A and Class B shareholders of record at the close of business on November 13, 2015.

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

On July 9, 2015, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2015 and 2016 world economic growth forecast. The update noted that, “Global growth is projected at 3.3 percent in 2015, marginally lower than in 2014, with a gradual pickup in advanced economies and a slowdown in emerging market and developing economies. In 2016, growth is expected to strengthen to 3.8 percent. The distribution of risks to global economic activity is still tilted to the downside. Near-term risks include increased financial market volatility and disruptive asset price shifts, while lower potential output growth remains an important medium-term risk in both advanced and emerging market economies. Lower commodity prices also pose risks to the outlook in low-income developing economies after many years of strong growth.”

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

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Enterprise Resource Planning (“ERP”), (2) Supply Chain Management (“SCM”) and (3) Information Technology (“IT”) Consulting. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) New Generation Computing (“NGC”), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The SCM segment, which consists of Logility, a wholly-owned subsidiary, as well as its subsidiary, Demand Management, Inc. (“DMI”), provides collaborative supply chain solutions to streamline and optimize the forecasting, inventory, production, supply, allocation, distribution and management of products between trading partners. The IT Consulting segment consists of The Proven Method, an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updated, customer education, consulting, systems integration services, maintenance and support services.

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2015 and 2014:

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2015	2014	2015 vs. 2014
Revenues:
License	17%	18%	12%
Services and other	48	44	26
Maintenance	35	38	7

Total revenues	100	100	16

Cost of revenues:
License	7	7	11
Services and other	33	31	21
Maintenance	7	8	9

Total cost of revenues	47	46	18

Gross margin	53	54	15

Research and development	10	13	(14)
Sales and marketing	18	19	13
General and administrative	12	13	7
Amortization of acquisition-related intangibles	—	—	(20)
Provision for doubtful accounts	—	—	(100)

Total operating expenses	40	45	3

Operating income	13	9	77

Other income:
Interest income	1	1	18
Other, net	—	—	nm

Earnings before income taxes	14	10	67
Income tax expense	5	4	66

Net earnings	9%	6%	68%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2014

REVENUES

	Three Months Ended July 31,
		% of Total Revenue
	2015	2014	% Change	2015	2014
	(in thousands)
License	$4,876	$4,368	12%	17%	18%
Services and other	13,845	10,992	26	48	44
Maintenance	10,137	9,497	7	35	38

Total revenues	$28,858	$24,857	16%	100%	100%

For the three months ended July 31, 2015, the 16% increase in revenues over the three months ended July 31, 2014 was attributable primarily to a 26% increase in services and other revenues and a 12% increase in license fee revenues during the three months ended July 31, 2015 when compared to the same period last year and, to a lesser extent, a 7% increase in maintenance revenues. The increase in license fee revenues was a result of a slight improvement in the US economy that is resulting in improved software purchases when compared to the same time last year. The primary reason for the increase in services and other revenues in the three months ended July 31, 2015 was an increase in the level of implementation services at our SCM business unit and ERP segment, which includes NGC, and in our IT consulting services due to increased demand for IT temporary staff.

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

International revenues represented approximately 21% and 17% of total revenues in the three months ended July 31, 2015 and 2014, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenues

	Three Months Ended July 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$1,045	$594	76%
Supply Chain Management	3,831	3,774	2

Total license revenues	$4,876	$4,368	12%

For the three months ended July 31, 2015, license fee revenues increased 12% when compared to the same period in the prior year. In the three months ended July 31, 2015, license fee revenues from our SCM business unit increased 2% when compared to the corresponding period in the prior year. We believe that the increase in the first quarter was due primarily to an improved selling environment as a result of a slight improvement in the US economy that is resulting in increased software purchases. Our SCM business unit constituted 79% and 86% of total license fee revenues for the three months ended July 31, 2015 and 2014, respectively. Our ERP business unit license fee revenues increased by 76% for the three months ended July 31, 2015 when compared to the same period in the prior year, primarily due to increased license fee sales to the apparel and retail industries.

The direct sales channel provided approximately 68% of license fee revenues for the three months ended July 31, 2015, compared to approximately 75% in the comparable quarter a year ago. The increase in the proportion of sales by our indirect sales channel was due to a 44% increase in license fee revenue from Logility’s indirect sales channel. For the three months ended July 31, 2015 and 2014, our margins after commissions on direct sales were approximately 86% and 90%, respectively. The margins increased in the current period due to the mix of sales commission rates based on each individual salespersons’ quotas and related achievement. For the three months ended July 31, 2015 and 2014, our margins after commissions on indirect sales were approximately 55% and 39%, respectively. The indirect channel margins for the current quarter increased when compared to the same period in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenues

	Three Months Ended July 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$1,206	$820	47%
Supply Chain Management	5,879	4,235	39
IT Consulting	6,760	5,937	14

Total services and other revenues	$13,845	$10,992	26%

For the three months ended July 31, 2015, services revenue increased by 26% due to increased services revenues from all of our business units. For the three months ended July 31, 2015, services and other revenues from our ERP segment increased by 47% when compared to the same period in the prior year due to increased project work particularly at NGC. These increases in the current quarter are due to higher license fee sales in recent periods, which tend to increase services implementation revenue. For the three months ended July 31, 2015, a 39% increase at our SCM business unit due to 1) deferred services revenue recognized during the quarter based on the customer acceptance ($794,000), 2) services revenue related to our Logility Cloud Services area and 3) an increase in utilization from project implementation services from higher license fees in recent periods. For the three months ended July 31, 2015, our IT Consulting segment’s revenues increased 14% when compared to the prior year period due to an increase in IT staffing and project work from customers when compared to the same period last year. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

For the three months ended July 31, 2015, Cloud Services Annual Contract Value (“ACV”) increased approximately 191% to $2.95 million compared to $1.01 million in the same period of the prior year. The ACV is comprised of software-as-a-service (“SAAS”) of $1.5 million compared to approximately $240,000 during the same period last year and other cloud services ACV of $1.4 million compared to $773,000 during the same period last year.

Maintenance Revenues

	Three Months Ended July 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$1,274	$1,244	2%
Supply Chain Management	8,863	8,253	7

Total maintenance revenues	$10,137	$9,497	7%

For the three months ended July 31, 2015, maintenance revenues increased 7% when compared to the same period in the prior year, due primarily to increased license fees in recent periods and for our SCM business unit an increase in revenue from our MID Retail, Inc. (“MRI”) acquisition in May, 2014 which added approximately $320,000 maintenance revenues in the three months ended July 31, 2015 compared to $165,000 in the same period last year. Logility accounted for 87% of total maintenance revenues for the three months ended July 31, 2015 and 2014. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended July 31,
	2015		2014
Gross margin on license fees:	$2,949	60%	$2,632	60%
Gross margin on services and other:	4,394	32	3,197	29
Gross margin on maintenance:	7,974	79	7,516	79

Total gross margin:	$15,317	53%	$13,345	54%

For the three months ended July 31, 2015, our total gross margin percentage decreased slightly when compared to the same period in the prior year primarily due to a larger portion (31% of our gross margin) being generated from our lower margin services and other revenue compared to the same period last year (24% gross margin for the three months ended July 31, 2014).

Gross Margin on License Fees

License fee gross margin percentage for the three months ended July 31, 2015 and 2014 was essentially the same. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three months ended July 31, 2015, the gross margin percentage on services and other revenue increased three percentage points when compared to the same period in the prior year primarily due to an increase in services revenue at all business units. Our SCM business unit increased due to deferred services revenue recognized during the quarter based on the customer acceptance of one project ($794,000) and an increase in utilization from project implementation services and services revenue related to our Logility Cloud Services area resulted in higher margin business. Services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three months ended July 31, 2015 and 2014 were essentially the same. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended July 31,
			% of Revenue
	2015	2014	2015	2014
	(in thousands)
Research and development	$2,749	$3,196	10%	13%
Sales and marketing	5,233	4,644	18	19
General and administrative	3,447	3,215	12	13
Amortization of acquisition-related intangible assets	68	85	—	—
Provision for doubtful accounts	—	42	—	—
Other income, net	303	306	1	1
Income tax expense	$1,551	$935	5%	4%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended July 31,
	2015	2014	% Change
	(in thousands)
Total capitalized computer software development costs	$817	$178	359%
Percentage of gross product research and development costs	23%	5%
Total research and development expense	2,749	3,196	(14)

Percentage of total revenues	10%	13%
Total research and development expense and capitalized computer software development costs	$3,566	$3,374	6

Percentage of total revenues	12%	14%
Total amortization of capitalized computer software development costs *	$973	$897	8%

*	Included in cost of license fees

For the three months ended July 31, 2015, gross product research and development costs increased when compared to the same period in the previous year due increased headcount and related expenses. Capitalized software development costs increased for the three months ended July 31, 2015 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to increase as new projects reach technological feasibility and we expect capitalized software amortization expense to be relatively stable in coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three months ended July 31, 2015, sales and marketing expenses increased 13% when compared to the same period a year ago primarily due an increase in sales commissions as a result of higher license fees, an increase in marketing related fees including a user conference at NGC. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended July 31, 2015, general and administrative expenses increased 7% when compared to the same period a year ago primarily due to increased headcount and variable compensation costs.

At July 31, 2015, the total number of employees was 410 compared to 390 at July 31, 2014.

Operating Income/(Loss)

	Three Months Ended July 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$(962)	$(1,469)	35%
Collaborative Supply Chain Management	4,193	3,017	39
IT Consulting	589	615	(4)

Total Operating Income	$3,820	$2,163	77%

Our ERP segment operating loss decreased 35% in the three months ended July 31, 2015 compared to the same period in the prior year primarily due to higher revenues.

Our SCM segment’s operating income increased by 39% for the three months ended July 31, 2015 compared to same period last year primarily due to due to higher revenues.

Our IT Consulting segment operating income decreased 4% for the three months ended July 31, 2015 when compared to the prior year due to slightly lower gross margins based on the type of work performed.

Other Income

Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended July 31, 2015, the slight decrease in other income was due primarily to: 1) an increase in unrealized loss on investments when compared to the same period last year and 2) an increase in exchange rate losses when compared to the same period last year. This was partially offset by an increase in interest income and rental income. We recorded a loss of approximately $186,000 and $159,000 for the three months ended July 31, 2015 and 2014, respectively, from our trading securities.

For the three months ended July 31, 2015 and 2014, our investments generated an annualized yield of approximately 1.76% and 1.54%, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended July 31, 2015, our effective tax rate was 37.6% compared to our effective tax rate of 37.8% in the three months ended July 31, 2014.

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

The following table shows information about our cash flows and liquidity positions during the three months ended July 31, 2015 and 2014. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

	Three Months Ended July 31, (in thousands)
	2015	2014
Net cash provided by operating activities	$5,265	$1,125
Net cash used in investing activities	(882)	(8,117)
Net cash used in financing activities	(2,592)	(2,602)

Net change in cash and cash equivalents	$1,791	$(9,594)

For the three months ended July 31, 2015, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to: 1) a decrease in purchases of trading securities, 2) a decrease in the relative decrease in accounts payable and other accruals due to timing of payments, 3) an increase in net earnings, 4) a decrease in deferred income tax, 5) higher proceeds from the maturity and sales of trading securities, 6) an increase in depreciation and amortization, 7) lower excess tax benefit from stock-based compensation and 8) an increase in losses on investments due to improved conditions in financial markets compared to the same period last year.

This increase was partially offset by: 1) an increase in the comparative decrease in deferred revenues due to timing of revenue recognition, 2) a decrease in the comparative increase in prepaid expenses when compared to the same period in the prior year due to the timing of purchases, 3) a decrease in comparative decrease customer accounts receivables caused by the timing of closing customer sales and related collections, 4) lower tax benefit from stock options exercised and 5) a decrease in stock-based compensation expense.

The decrease in cash used in investing activities when compared to the same period in the prior year was due primarily to the acquisition of Mid Retail during the quarter ended July 31, 2014. That decrease was partially offset by higher capitalized computer software development costs and an increase in purchases of property and equipment.

The decrease in cash used in financing activities compared to the prior year was due primarily to an increase in proceeds from exercise of stock options. This was partially offset by an increase in dividends paid and a decrease in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31, (in thousands)
	2015	2014
Cash and cash equivalents	$46,446	$46,209
Short and long-term investments	30,302	26,230

Total cash and short and long-term investments	$76,748	$72,439

Net (decrease) increase in total cash and investments (three months ended July 31)	$1,353	$(7,135)

Our total activities used less cash and investments during the three months ended July 31, 2015, when compared to the prior year period, due primarily to improved operating results and changes in operating assets and liabilities as noted above.

Days Sales Outstanding in accounts receivable were 54 days as of July 31, 2015, compared to 62 days as of July 31, 2014. This decrease is primarily due to timing of cash collections. Our current ratio on July 31, 2015 was 2.4 to 1 and on July 31, 2014 was 2.5 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $76.7 million in cash and investments with no debt as of July 31, 2015, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. During the first quarter of fiscal 2015, we did not repurchase any shares of our common stock. For this repurchase plan, through July 31, 2015, we have repurchased 1,033,344 shares of common stock at a cost of approximately $6.0 million leaving 966,656 shares remaining to purchase. As of September 3, 2015 under all repurchase plans previously authorized, including this most recent plan, we have repurchased 4,568,297 shares of common stock at a cost of approximately $25.4 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At July 31, 2015, our goodwill balance was $18.7 million and our intangible assets with definite lives balance was approximately $2.5 million, net of accumulated amortization.

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

Foreign Currency. In the three months ended July 31, 2015, we generated approximately 21% of our revenues outside the United States. We typically make international sales through our foreign branches or our Logility branch and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $93,000 and $37,000 for the three months ended July 31, 2015 and 2014, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $331,000 exchange gain or loss for the three months ended July 31, 2015. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of July 31, 2015 was approximately $74.0 million compared to $70.3 million as of July 31, 2014.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended July 31, 2015:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2015 through May 31, 2015	—	$—	—	966,656
June 1, 2015 through June 30, 2015	—	$—	—	966,656
July 1, 2015 through July 31, 2015	—	$—	—	966,656

Total Fiscal 2016 First Quarter	—	$—	—	966,656

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: September 4, 2015	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President, Chief Executive Officer, Director and Chief Operating Officer

Date: September 4, 2015	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: September 4, 2015	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer