Form 10-Q
period 2015-10-31
AMERICAN SOFTWARE INC
filed 2015-12-07
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at November 27, 2015
Class A Common Stock, $.10 par value	26,113,577 Shares
Class B Common Stock, $.10 par value	2,587,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2015

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2015	April 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$41,522	$44,655
Investments	19,473	17,584
Trade accounts receivable, less allowance for doubtful accounts of $153 at October 31, 2015 and $215 at April 30, 2015
Billed	14,550	16,018
Unbilled	3,745	3,585
Prepaid expenses and other current assets	4,422	3,748

Total current assets	83,712	85,590
Investments—Noncurrent	11,143	13,156
Property and equipment, net of accumulated depreciation of $32,051 at October 31, 2015 and $31,632 at April 30, 2015	3,368	3,548
Capitalized software, net of accumulated amortization of $14,204 at October 31, 2015 and $12,252 at April 30, 2015	9,853	9,815
Goodwill	18,749	18,749
Other intangibles, net of accumulated amortization of $4,302 at October 31, 2015 and $3,857 at April 30, 2015	2,303	2,748
Other assets	655	660

Total assets	$129,783	$134,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$883	$920
Accrued compensation and related costs	3,486	3,048
Dividends payable	2,869	2,861
Other current liabilities	2,363	3,274
Deferred income taxes	693	636
Deferred revenue	24,466	28,511

Total current liabilities	34,760	39,250
Deferred income taxes	700	995
Long-term deferred revenue	329	290
Other long-term liabilities	605	805

Total liabilities	36,394	41,340
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 30,678,947 shares at October 31, 2015 and 30,566,099 shares at April 30, 2015	3,068	3,057
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at October 31, 2015 and April 30, 2015; convertible into Class A shares on a one-for-one basis	259	259
Additional paid-in capital	112,357	110,829
Retained earnings	3,153	4,159
Class A treasury stock, 4,576,166 shares at October 31, 2015 and 4,568,297 shares at April 30, 2015, at cost	(25,448)	(25,378)

Total shareholders’ equity	93,389	92,926

Commitments and contingencies
Total liabilities and shareholders’ equity	$129,783	$134,266

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Revenues:
License	$5,563	$3,012	$10,439	$7,380
Services and other	13,463	11,794	27,308	22,786
Maintenance	10,044	9,771	20,181	19,268

Total revenues	29,070	24,577	57,928	49,434

Cost of revenues:
License	2,002	1,763	3,929	3,499
Services and other	9,923	8,543	19,374	16,338
Maintenance	2,248	2,175	4,411	4,156

Total cost of revenues	14,173	12,481	27,714	23,993

Gross margin	14,897	12,096	30,214	25,441

Research and development	2,416	2,810	5,165	6,006
Sales and marketing	5,465	4,574	10,698	9,218
General and administrative	3,620	3,161	7,067	6,376
Amortization of acquisition-related intangibles	68	107	136	192
Provision for doubtful accounts	—	65	—	107

Total operating expenses	11,569	10,717	23,066	21,899

Operating income	3,328	1,379	7,148	3,542
Other income (expense):
Interest income	326	279	657	559
Other, net	(193)	210	(221)	236

Earnings before income taxes	3,461	1,868	7,584	4,337
Income tax expense	1,308	693	2,859	1,628

Net earnings	$2,153	$1,175	$4,725	$2,709

Earnings per common share (a):
Basic	$0.08	$0.04	$0.16	$0.10

Diluted	$0.07	$0.04	$0.16	$0.10

Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20

Shares used in the calculation of earnings per common share:
Basic	28,660	28,270	28,637	28,252

Diluted	28,941	28,586	28,910	28,595

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.08 and $0.04 for the three months ended October 31, 2015 and 2014 and $0.16 and $0.10 for the six months ended October 31, 2015 and 2014, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$4,725	$2,709
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,818	2,839
Stock-based compensation expense	808	794
Accretion of liability from purchase of business	6	3
Tax benefit of stock options exercised	22	81
Excess tax benefits from stock-based compensation	(21)	(78)
Net loss on investments	539	17
Deferred income taxes	(238)	(358)
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(6,850)	(10,882)
Proceeds from maturities and sales of trading securities	6,435	5,755
Accounts receivable, net	1,308	2,725
Prepaid expenses and other assets	(668)	(779)
Accounts payable and other liabilities	(516)	(2,853)
Deferred revenue	(4,006)	(235)

Net cash provided by (used in) operating activities	4,362	(262)

Cash flows from investing activities:
Capitalized computer software development costs	(1,990)	(846)
Purchases of property and equipment, net of disposals	(241)	(232)
Purchase of business, net of cash acquired	—	(7,909)

Net cash used in investing activities	(2,231)	(8,987)

Cash flows from financing activities:
Repurchase of common stock	(70)	(780)
Excess tax benefits from stock based compensation	21	78
Proceeds from exercise of stock options	709	597
Payment for accrued acquisition consideration	(200)	(200)
Dividends paid	(5,724)	(5,648)

Net cash used in financing activities	(5,264)	(5,953)

Net change in cash and cash equivalents	(3,133)	(15,202)
Cash and cash equivalents at beginning of period	44,655	55,803

Cash and cash equivalents at end of period	$41,522	$40,601

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

October 31, 2015

A. Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at October 31, 2015, the results of operations for the three and six months ended October 31, 2015 and 2014 and cash flows for the six months ended October 31, 2015 and 2014. The results for the three and six months ended October 31, 2015 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2015 describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/collectability, bad debts, capitalized software costs, goodwill, intangible asset measurement and impairment, stock-based compensation, income taxes, allocation of fair value in acquisitions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $666,000 and $1.2 million for the three and six months ended October 31, 2015, respectively, and $700,000 and $1.3 million for the three and six months ended October 31, 2014, respectively.

Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users have the right to take possession of the software. Under this model, the software applications are hosted by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. The underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually, and provides the customer with an option to take delivery of the software at any time during or after the subscription term. In addition, subscription and other recurring revenues include subscription-based software license revenues where the customer has taken physical possession of the software for a defined period of time. Subscription revenues are recognized ratably over the subscription term because the Company is unable to establish VSOE and separate the various elements, beginning on the commencement date of each contract. As of October 31, 2015, revenue recorded under this accounting treatment has not been significant.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At October 31, 2015 and April 30, 2015, unbilled license fees were approximately $1.5 million and $1.4 million, respectively, and unbilled services revenues were approximately $2.3 million and $2.1 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

C. Declaration of Dividend Payable

On August 17, 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. The cash dividend is payable on December 4, 2015 to Class A and Class B shareholders of record at the close of business on November 13, 2015.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended October 31, 2015		Six Months Ended October 31, 2015
	Class A	Class B	Class A	Class B
Distributed earnings	$0.10	$0.10	$0.20	$0.20
Undistributed loss	(0.02)	(0.02)	(0.04)	(0.04)

Total	$0.08	$0.08	$0.16	$0.16

Distributed earnings	$2,610	$259	$5,215	$517
Undistributed loss	(651)	(65)	(916)	(91)

Total	$1,959	$194	$4,299	$426

Basic weighted average common shares outstanding	26,073	2,587	26,050	2,587

	Three Months Ended October 31, 2014		Six Months Ended October 31, 2014
	Class A	Class B	Class A	Class B
Distributed earnings	$0.10	$0.10	$0.20	$0.20
Undistributed loss	(0.06)	(0.06)	(0.10)	(0.10)

Total	$0.04	$0.04	$0.10	$0.10

Distributed earnings	$2,566	$259	$5,133	$517
Undistributed loss	(1,499)	(151)	(2,672)	(269)

Total	$1,067	$108	$2,461	$248

Basic weighted average common shares outstanding	25,683	2,587	25,665	2,587

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended October 31, 2015

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,959	26,073	$0.08
Common Stock Equivalents	—	281	—

	1,959	26,354	0.07
Class B Conversion	194	2,587	—

Diluted EPS for Class A	$2,153	28,941	$0.07

Six Months Ended October 31, 2015

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$4,299	26,050	$0.16
Common Stock Equivalents	—	273	—

	4,299	26,323	0.16
Class B Conversion	426	2,587	—

Diluted EPS for Class A	$4,725	28,910	$0.16

Three Months Ended October 31, 2014

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,067	25,683	$0.04
Common Stock Equivalents	—	316	—

	1,067	25,999	0.04
Class B Conversion	108	2,587	—

Diluted EPS for Class A	$1,175	28,586	$0.04

Six Months Ended October 31, 2014

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,461	25,665	$0.10
Common Stock Equivalents	—	343	—

	2,461	26,008	0.10
Class B Conversion	248	2,587	—

Diluted EPS for Class A	$2,709	28,595	$0.10

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended October 31, 2015

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$194	2,587	$0.08
Reallocation of undistributed earnings to Class A shares from Class B shares	1	—	—

Diluted EPS for Class B	$195	2,587	$0.08

Six Months Ended October 31, 2015

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$426	2,587	$0.16
Reallocation of undistributed earnings to Class A shares from Class B shares	—	—	—

Diluted EPS for Class B	$426	2,587	$0.16

Three Months Ended October 31, 2014

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$108	2,587	$0.04
Reallocation of undistributed earnings to Class A shares from Class B shares	2	—	—

Diluted EPS for Class B	$110	2,587	$0.04

Six Months Ended October 31, 2014

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$248	2,587	$0.10
Reallocation of undistributed earnings to Class A shares from Class B shares	3	—	—

Diluted EPS for Class B	$251	2,587	$0.10

For the three and six months ended October 31, 2015, we excluded options to purchase 1,534,533 and 1,221,956 Class A Common Shares, respectively, and for the three and six months ended October 31, 2014, we excluded options to purchase 940,630 and 802,428 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2015, we had a total of 3,659,371 options outstanding and, as of October 31, 2014, we had a total of 3,079,049 options outstanding.

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

F. Stock-Based Compensation

During the six months ended October 31, 2015 and 2014, we granted options for 1,063,000 and 325,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $410,000 and $390,000 and related income tax benefits of approximately $151,000 and $137,000 during the three months ended October 31, 2015 and 2014, respectively. We recorded stock option compensation cost of approximately $808,000 and $794,000 and related income tax benefits of approximately $297,000 and $272,000 during the six months ended October 31, 2015 and 2014, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax deductions in excess of the tax benefits initially recognized for those options (excess tax benefits) as financing cash flows. During the six months ended October 31, 2015 and 2014, we realized excess tax benefits of approximately $21,000 and $78,000, respectively.

During the six months ended October 31, 2015 and 2014, we issued 112,848 and 117,932 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2015 and 2014 based on market value at the exercise dates was approximately $321,000 and $489,000, respectively. As of October 31, 2015, unrecognized compensation cost related to unvested stock option awards approximated $3.7 million, which we expect to recognize over a weighted average period of 1.79 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2015 and April 30, 2015, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	October 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$38,952	$—	$—	$38,952
Marketable securities	8,249	22,324	—	30,573

Total	$47,201	$22,324	$—	$69,525

	April 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$42,951	$—	$—	$42,951
Marketable securities	9,139	21,555	—	30,694

Total	$52,090	$21,555	$—	$73,645

H. Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through October 31, 2015, we have repurchased 1,041,213 shares of common stock at a cost of approximately $6.1 million. As of October 31, 2015, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,576,166 shares of common stock at a cost of approximately $25.4 million.

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

In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Revenues:
Enterprise Resource Planning	$3,059	$2,952	$6,584	$5,610
Collaborative Supply Chain Management	19,267	15,469	37,840	31,731
IT Consulting	6,744	6,156	13,504	12,093

	$29,070	$24,577	$57,928	$49,434

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,383)	$(1,131)	$(2,345)	$(2,600)
Collaborative Supply Chain Management	4,198	1,995	8,391	5,012
IT Consulting	513	515	1,102	1,130

	$3,328	$1,379	$7,148	$3,542

Intersegment eliminations:
Enterprise Resource Planning	$(706)	$(555)	$(1,435)	$(1,085)
Collaborative Supply Chain Management	675	536	1,375	1,036
IT Consulting	31	19	60	49

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(2,089)	$(1,686)	$(3,780)	$(3,685)
Collaborative Supply Chain Management	4,873	2,531	9,766	6,048
IT Consulting	544	534	1,162	1,179

	$3,328	$1,379	$7,148	$3,542

Capital expenditures:
Enterprise Resource Planning	$136	$28	$144	$66
Collaborative Supply Chain Management	40	146	97	166
IT Consulting	—	—	—	—

	$176	$174	$241	$232

Capitalized software:
Enterprise Resource Planning	$—	$—	$—	$—
Collaborative Supply Chain Management	1,173	668	1,990	846
IT Consulting	—	—	—	—

	$1,173	$668	$1,990	$846

Depreciation and amortization:
Enterprise Resource Planning	$149	$227	$299	$457
Collaborative Supply Chain Management	1,256	1,227	2,514	2,376
IT Consulting	2	3	5	6

	$1,407	$1,457	$2,818	$2,839

Earnings (loss) before income taxes:
Enterprise Resource Planning	$(1,208)	$(490)	$(1,786)	$(1,663)
Collaborative Supply Chain Management	4,156	1,843	8,268	4,870
IT Consulting	513	515	1,102	1,130

	$3,461	$1,868	$7,584	$4,337

Major Customer

For the three and six months ended October 31, 2015, there were no major customers that accounted for more than 10% of total revenues. For the three months ended October 31, 2014, there were no major customers that accounted for more than 10% of total revenues. For the six months ended October 31, 2014, we had one major customer, The Home Depot, which accounted for approximately 10.0%, or $5.0 million of total revenues. Revenues from our major customer for the periods reported are primarily attributable to our IT consulting segment.

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

L. Subsequent Event

On November 12, 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. The cash dividend is payable on February 26, 2016 to Class A and Class B shareholders of record at the close of business on February 12, 2016.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, dependence on particular market segments or customers, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, the challenges and risks associated with integration of acquired product lines, companies and services, as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below. The terms “fiscal 2016” and “fiscal 2015” refer to our fiscal years ending April 30, 2016 and 2015, respectively.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in global credit markets.

In October 2015, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2015 and 2016 world economic growth forecast. The update noted that, “Global growth declined in the first half of 2015, reflecting a further slowdown in emerging markets and a weaker recovery in advanced economies. It is now projected at 3.1 percent for 2015 as a whole, slightly lower than in 2014, and 0.2 percentage point below the forecasts in the July 2015 World Economic Outlook (WEO) Update. Prospects across the main countries and regions remain uneven. Relative to last year, growth in advanced economies is expected to pick up slightly, while it is projected to decline in emerging market and developing economies. With declining commodity prices, depreciating emerging market currencies, and increasing financial market volatility, downside risks to the outlook have risen, particularly for emerging market and developing economies.”

For the remainder of fiscal 2016, we expect the world economy growth to be uneven which could result in a difficult selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment when compared to the period prior to the last recession. We had an increase in software sales during the current quarter and see some improvement in sales pipeline activity. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on May 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2015 and 2014:

	Three Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2015	2014	2015 vs. 2014
Revenues:
License	19%	12%	85%
Services and other	46	48	14
Maintenance	35	40	3

Total revenues	100	100	18

Cost of revenues:
License	7	7	14
Services and other	34	35	16
Maintenance	8	9	3

Total cost of revenues	49	51	14

Gross margin	51	49	23

Research and development	8	11	(14)
Sales and marketing	19	19	19
General and administrative	12	13	15
Amortization of acquisition-related intangibles	—	—	(36)
Provision for doubtful accounts	—	—	(100)

Total operating expenses	39	43	8

Operating income	12	6	141

Other income:
Interest income	—	1	17
Other, net	—	1	nm

Earnings before income taxes	12	8	85
Income tax expense	(5)	(3)	89

Net earnings	7%	5%	83%

nm—not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2015 and 2014:

	Six Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2015	2014	2015 vs. 2014
Revenues:
License	18%	15%	41%
Services and other	47	46	20
Maintenance	35	39	5

Total revenues	100	100	17

Cost of revenues:
License	7	7	12
Services and other	33	33	19
Maintenance	8	8	6

Total cost of revenues	48	48	16

Gross margin	52	52	19

Research and development	9	12	(14)
Sales and marketing	18	19	16
General and administrative	12	13	11
Amortization of acquisition-related intangibles	—	—	(29)
Provision for doubtful accounts	—	—	(100)

Total operating expenses	39	44	5

Operating income	13	8	102
Other income :
Interest income	1	1	18
Other, net	—	—	nm

Earnings before income taxes	14	9	75
Income tax expense	(5)	(3)	76

Net earnings	9%	6%	74%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2015 AND 2014

Revenues

	Three Months Ended October 31,
				% of Total Revenues
	2015	2014	% Change	2015	2014
	(in thousands)
License	$5,563	$3,012	85%	19%	12%
Services and other	13,463	11,794	14%	46%	48%
Maintenance	10,044	9,771	3%	35%	40%

Total revenues	$29,070	$24,577	18%	100%	100%

	Six Months Ended October 31,
				% of Total Revenues
	2015	2014	% Change	2015	2014
	(in thousands)
License	$10,439	$7,380	41%	18%	15%
Services and other	27,308	22,786	20%	47%	46%
Maintenance	20,181	19,268	5%	35%	39%

Total revenues	$57,928	$49,434	17%	100%	100%

For the three months ended October 31, 2015, the 18% increase in revenues over the three months ended October 31, 2014 was attributable to an 85% increase in license fee revenues, a 14% increase in service revenue and a 3% increase in maintenance revenues. For the six months ended October 31, 2015, the 17% increase in revenues over the six months ended October 31, 2014 was attributable to a 41% increase in license fee revenues, 20% increase in service revenue and a 5% increase in maintenance revenues. The primary reason for the increase in license fee revenues in the three months ended October 31, 2015 was an increase in software sales at our Logility software business unit which increased 111%, partially offset by a 10% decrease at our ERP business unit for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, respectively. We believe this increase was due to improved sales pipeline activity at our Logility business unit, particularly with larger size companies in the verticals we serve.

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

International revenues represented approximately 16% and 18% of total revenues in the three and six months ended October 31, 2015, respectively, and represented approximately 17% of total revenues in the three and six months ended October 31, 2014. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenues

	Three Months Ended October 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$596	$660	(10)%
Supply Chain Management	4,967	2,352	111%

Total license revenues	$5,563	$3,012	85%

	Six Months Ended October 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$1,641	$1,254	31%
Supply Chain Management	8,798	6,126	44%

Total license revenues	$10,439	$7,380	41%

For the three and six months ended October 31, 2015, license fee revenues increased 85% and 41%, respectively, when compared to the same periods in the prior year. In the three and six months ended October 31, 2015, license fee revenues from our SCM business unit increased 111% and 44% respectively when compared to the corresponding periods in the prior year. While we expect a degree of quarterly fluctuation due to the timing of signing license fee agreements, our SCM unit experienced an increase in license fee close rates in the first half of the fiscal year when compared to the same period last year due to the improvement in sales pipeline activity especially in the Americas and EU regional areas. Our SCM business unit constituted 89% and 84% of total license fee revenues for the three and six months ended October 31, 2015, respectively, compared to 78% and 83% for the three and six months ended October 31, 2014, respectively. Our ERP business unit license fee revenues decreased by 10% for the three months ended October 31, 2015 and increased 31% for the six months ended October 31, 2015 when compared to the same periods in the prior year due to timing of closing sales.

The direct sales channel provided approximately 77% and 73% of license fee revenues for the three and six months ended October 31, 2015, respectively, compared to approximately 59% and 68% of license fee revenues for the three and six months ended October 31, 2014, respectively. The increase in the proportion of sales by our direct sales channel, which tends to target larger companies, for the current quarter when compared to the prior year period is primarily due to an increase in closing several large deals. In general, large and midsized companies do not require access to capital markets to fund expenditures to the same degree as do smaller companies. Thus, our indirect sales channel faces relatively greater challenges in the current economy, as the indirect channel tends to target smaller companies. Thus, during the second quarter of fiscal 2016, indirect sales decreased 18% when compared to the same period last year due to a difficult capital spending environment in smaller companies. For the three and six months ended October 31, 2015, our margins after commissions on direct sales were approximately 87%, compared to 81% and 87% for the three and six months ended October 31, 2014, respectively. The margins increased in the year ago quarter due to the concentration (or mix) of sales staff achieving certain commission rate levels when compared to the same periods last year. For the three and six months ended October 31, 2015, our margins after commissions on indirect sales were approximately 45% and 51%, respectively, compared to 46% and 43% for the three and six months ended October 31, 2014, respectively. The indirect channel margins for the three months ended October 31, 2014 decreased slightly when compared to the same period in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenues

	Three Months Ended October 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$1,158	$1,041	11%
Supply Chain Management	5,561	4,597	21%
IT Consulting	6,744	6,156	10%

Total services and other revenues	$13,463	$11,794	14%

	Six Months Ended October 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$2,364	$1,861	27%
Supply Chain Management	11,440	8,832	30%
IT Consulting	13,504	12,093	12%

Total services and other revenues	$27,308	$22,786	20%

For the three and six months ended October 31, 2015, services revenue increased by 14% and 20%, respectively, when compared to the same period in the prior year, primarily due to an increase in services revenues from our all our business segments, SCM , ERP and IT Consulting. For the three and six months ended October 31, 2015, services and other revenues from Logility (SCM) increased by 21% and 30%, respectively, when compared to the prior year periods due to: (1) an increase in utilization from project implementation services, (2) services revenue related to our Logility Cloud Services area and (3) deferred services revenue recognized during the first quarter based on the customer acceptance of one project ($794,000). For the three and six months ended October 31, 2015, our ERP segment’s revenues increased 11% and 27%, respectively, when compared to the prior year periods due to higher license fee sales in the apparel industry year to date. For the three and six months ended October 31, 2015, our IT Consulting segment’s revenues increased 10% and 12%, respectively, when compared to the prior year periods due to an increase in IT staffing and project work from customers as a result of timing of project work.

We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenues

	Three Months Ended October 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$1,305	$1,251	4%
Supply Chain Management	8,739	8,520	3%

Total maintenance revenues	$10,044	$9,771	3%

	Six Months Ended October 31,
	2015	2014	% Change
	(in thousands)
Enterprise Resource Planning	$2,579	$2,495	3%
Supply Chain Management	17,602	16,773	5%

Total maintenance revenues	$20,181	$19,268	5%

For the three and six months ended October 31, 2015, maintenance revenues increased 3% and 5%, respectively, when compared to the same periods in the prior year due primarily to higher license fee sales in recent quarters and improved renewal rates in our SCM unit, which experienced an 3% and 5% increase in maintenance revenue for the three and six months ended October 31, 2015, respectively, when compared to the same periods last year. Our legacy ERP unit for the three and six months ended October 31, 2015 experienced an increase of 4% and 3%, respectively, when compared to the same periods in the prior year due to increased license fees in recent quarters when compared to the same periods in the prior year and improved renewal rates. Logility accounted for 87% of total maintenance revenues for both the three- and six-month periods ended October 31, 2015, respectively, compared to 87% of total maintenance revenues for both the three- and six-month periods ended October 31, 2014. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended October 31,				Six months ended October 31,
	2015		2014		2015		2014
Gross margin on license fees	$3,561	64%	$1,249	41%	$6,510	62%	$3,881	53%
Gross margin on services and other	3,540	26%	3,251	28%	7,934	29%	6,448	28%
Gross margin on maintenance	7,796	78%	7,596	78%	15,770	78%	15,112	78%

Total gross margin	$14,897	51%	$12,096	49%	$30,214	52%	$25,441	51%

For the three and six months ended October 31, 2015, total gross margin percentage increase when compared to the same periods in the prior year primarily due to an increase in the gross margin on license fees.

Gross Margin on License Fees

License fee gross margin percentage for the three and six months ended October 31, 2015 increased 23 and 9 percentage points, respectively, when compared to the same periods in the prior year primarily due to an increase in the license fee revenues. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three and six months ended October 31, 2015, the gross margin percentage on services and other revenue decreased two percentage points and increased one percentage point, respectively, when compared to the same periods in the prior year primarily due to a decrease in gross margin on services at our IT consulting business unit as a result of the mix of lower margin business compared to the same periods in the prior year. For the six months ended October 31, 2015, gross margin increased due to deferred services revenue recognized in our SCM business unit during the first quarter based on the customer acceptance of one project ($794,000) and an increase in utilization from project implementation services and services revenue related to our Logility Cloud Services area resulted in higher margin business. Services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three and six months ended October 31, 2015 were the same when compared to the same periods in the prior year. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

Expenses

	Three Months Ended October 31,				Six Months Ended October 31,
	2015	2014	% of Revenues		2015	2014	% of Revenues
			2015	2014			2015	2014
	(in thousands)				(in thousands)
Research and development	$2,416	$2,810	8%	11%	$5,165	$6,006	9%	12%
Sales and marketing	$5,465	$4,574	19%	19%	$10,698	$9,218	18%	19%
General and administrative	$3,620	$3,226	12%	13%	$7,067	$6,483	12%	13%
Amortization of acquisition-related intangible assets	$68	$107	0%	0%	$136	$192	0%	0%
Other income, net	$133	$489	1%	2%	$436	$795	1%	2%
Income tax expense	$1,308	$693	4%	3%	$2,859	$1,628	5%	3%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended (in thousands)
	October 31, 2015	Percent Change	October 31, 2014
Total capitalized computer software development costs	$1,173	76%	$668
Percentage of gross product research and development costs	33%		19%
Total research and development expense	2,416	(14)%	2,810

Percentage of total revenues	8%		11%
Total research and development expense and capitalized computer software development costs	$3,589	3%	$3,478

Percentage of total revenues	12%		14%
Total amortization of capitalized computer software development costs *	$979	9%	$897

	Six Months Ended (in thousands)
	October 31, 2015	Percent Change	October 31, 2014
Total capitalized computer software development costs	$1,990	135%	$846
Percentage of gross product research and development costs	28%		12%
Total research and development expense	5,165	(14)%	6,006

Percentage of total revenues	9%		12%
Total research and development expense and capitalized computer software development costs	$7,155	4%	$6,852

Percentage of total revenues	12%		14%
Total amortization of capitalized computer software development costs *	$1,952	9%	$1,794

*	Included in cost of license fees

For the three and six months ended October 31, 2015, gross product research and development costs increased when compared to the same periods in the previous fiscal year primarily due to increased headcount and related expenses. Capitalized software development costs increased for the three and six months ended October 31, 2015 when compared to the same periods last year due to timing of capitalizable project work. We expect capitalized product development costs to increase as new projects reach technological feasibility and we expect capitalized software amortization expense to be relatively stable in coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and six months ended October 31, 2015, sales and marketing expenses increased 19% and 16%, respectively, when compared to the same periods a year ago primarily due to an increase in sales commissions as a result of higher license fees and an increase in marketing fees related to our customer conference. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and six months ended October 31, 2015, the 15% and 11% increase, respectively, in general and administrative expenses was primarily due to increased headcount and variable compensation costs.

At October 31, 2015, the total number of employees was 417 compared to 397 at October 31, 2014.

Operating Income/(Loss)

	Three Months Ended October 31,			Six Months Ended October 31,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning	$(1,383)	$(1,131)	(22)%	$(2,345)	$(2,600)	10%
Collaborative Supply Chain Management	4,198	1,995	110%	8,391	5,012	67%
IT Consulting	513	515	0%	1,102	1,130	(2)%

Total Operating Income	$3,328	$1,379	141%	$7,148	$3,542	102%

Our ERP segment operating loss in the three ended October 31, 2015 increased from the loss in the same periods in the prior year due to lower license fee revenues.

Our SCM segment’s contribution to operating income increased by 120% and 71% for the three and six months ended October 31, 2015 compared to same periods last year, primarily as a result of increased total revenues especially license fee revenue.

Our IT consulting segment operating income decreased 0% and 2% for the three and six months ended October 31, 2015 compared to same periods last year as a result of lower gross margins due to lower billing rates and project profitability.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three and six months ended October 31, 2015, the decrease in other income was due primarily to a higher unrealized loss on investments when compared to the same period last year.

This decrease was partially offset by: 1) lower exchange rate losses of approximately $82,000 and $175,000 for the three and six months ended October 31, 2015 when compared to $157,000 and $194,000 for the three and six months ended October 31, 2014, 2) an increase in interest income as a result of higher market yields and 3) higher rental income when compared to the same period last year.

We recorded losses of approximately $353,000 and $539,000 for the three and six months ended October 31, 2015, respectively, from our trading securities portfolio. We recorded a gain of approximately $142,000 and a loss of approximately $18,000 for the three and six months ended October 31, 2014, respectively, from our trading securities portfolio.

For the three and six months ended October 31, 2015, our investments generated an annualized yield of approximately 1.83% and 1.80% respectively, compared to approximately 1.63% and 1.58% for the three and six months ended October 31, 2014, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended October 31, 2015, our effective tax rate was 37.8% compared to our effective tax rate of 37.1% in the three months ended October 31, 2014. During the six months ended October 31, 2015, our effective rate was 37.7% compared to our effective rate of 37.5% in the six months ended October 31, 2014.

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

The following table shows information about our cash flows and liquidity positions during the six months ended October 31, 2015 and 2014. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

	Six Months Ended October 31, (in thousands)
	2015	2014
Net cash provided by (used in) operating activities	$4,362	$(262)
Net cash used in investing activities	(2,231)	(8,987)
Net cash used in financing activities	(5,264)	(5,953)

Net change in cash and cash equivalents	$(3,133)	$(15,202)

For the six months ended October 31, 2015, the net increase in cash provided by operating activities compared to cash used in operating activities the same period last year was due primarily to: 1) a decrease in purchases of trading securities, 2) a lower decrease in accounts payable and other accruals when compared to the same period last year due to timing of payments, 3) an increase in net earnings, 4) higher proceeds from the maturity and sales of trading securities, 5) higher unrealized loss on investments compared to the same period last year, 6) a lower increase in prepaid expenses when compared to the same period last year due to the timing of purchases,7) a lower increase in deferred income taxes due to timing , 8) an increase in the stock-based compensation expense compared to the prior year due to the mix and timing of option grants and 9) higher stock-based compensation expense when compared to the same period last year.

This increase was partially offset by: 1) an increase in the decrease in deferred revenues compared to the same period last year due to timing of revenue recognition, 2) a lower decrease in customer accounts receivable compared to the same period last year caused by the timing of closing customer sales and related collections, 3) a decrease in the tax benefit of stock options exercised compared to the prior year due to the mix and timing of options exercised and 4) a decrease in depreciation and amortization.

The decrease in cash used in investing activities when compared to the same period in the prior year was due primarily to the acquisition of MRI during the first quarter of fiscal 2015 partially offset by higher capitalized computer software development costs and an increase in purchases of property and equipment.

The decrease in cash used in financing activities compared to the prior year was due primarily to: 1) a decrease in repurchases of the Company’s common stock and 2) an increase in proceeds from exercise of stock options. This was partially offset by: 1) an increase in dividends paid, 2) increase an in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of October 31, (in thousands)
	2015	2014
Cash and cash equivalents	$41,522	$40,601
Short and long-term investments	30,615	28,881

Total cash and short and long-term investments	$72,137	$69,482

Net decrease in total cash and investments (six months ended October 31)	$(3,258)	$(10,092)

Our total activities used more cash and investments during the six months ended October 31, 2015, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above, the payment of quarterly dividends and the acquisition of MRI.

Days Sales Outstanding in accounts receivable were 57 days as of October 31, 2015, compared to 61 days as of October 31, 2014. This decrease is primarily due to the timing of collection activity. Our current ratio on October 31, 2015 was 2.4 to 1 and on October 31, 2014 was 2.4 to 1.

Our business in recent periods has generated positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $72.1 million in cash and investments with no debt as of October 31, 2015, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date, we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 17, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these three repurchase plans, as of December 2, 2015 we have repurchased a total of 4,576,166 shares of common stock at a cost of approximately $25.4 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At October 31, 2015, our goodwill balance was $18.7 million and our intangible assets with definite lives balance was approximately $2.3 million, net of accumulated amortization.

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

Foreign Currency. In the three and six months ended October 31, 2015, we generated approximately 16% and 18%, respectively, of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $82,000 and $175,000 for the three and six months ended October 31, 2015, respectively, compared to exchange rate losses of approximately $156,000 and $194,000 for the three months and six months ended October 31, 2014 respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $298,000 exchange gain or loss for the six months ended October 31, 2015. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of October 31, 2015 was approximately $69.6 million compared to $67.0 million as of October 31, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended October 31, 2015:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2015 through August 31, 2015	—	$—	—	966,656
September 1, 2015 through September 30, 2015	7,869	8.98	—	958,787
October 1, 2015 through October 31, 2015	—	—	—	958,787

Total Fiscal 2016 Second Quarter	7,869	$8.98	—	958,787

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 7, 2015	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President, Chief Executive Officer, Director and Chief Operating Officer

Date: December 7, 2015	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 7, 2015	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer