Form 10-Q
period 2016-01-31
AMERICAN SOFTWARE INC
filed 2016-03-04
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at February 29, 2016
Class A Common Stock, $.10 par value	26,261,629 Shares
Class B Common Stock, $.10 par value	2,587,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended January 31, 2016

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2016	April 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$42,962	$44,655
Investments	21,767	17,584
Trade accounts receivable, less allowance for doubtful accounts of $150 at January 31, 2016 and $215 at April 30, 2015
Billed	16,787	16,018
Unbilled	3,943	3,585
Prepaid expenses and other current assets	4,846	3,748

Total current assets	90,305	85,590
Investments—Noncurrent	9,596	13,156
Property and equipment, net of accumulated depreciation of $32,245 at January 31, 2016 and $31,632 at April 30, 2015	3,415	3,548
Capitalized software, net of accumulated amortization of $15,189 at January 31, 2016 and $12,252 at April 30, 2015	9,560	9,815
Goodwill	18,749	18,749
Other intangibles, net of accumulated amortization of $4,524 at January 31, 2016 and $3,857 at April 30, 2015	2,081	2,748
Other assets	976	660

Total assets	$134,682	$134,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,222	$920
Accrued compensation and related costs	4,024	3,048
Dividends payable	2,885	2,861
Other current liabilities	2,249	3,274
Deferred income taxes	571	636
Deferred revenue	27,693	28,511

Total current liabilities	38,644	39,250
Deferred income taxes	535	995
Long-term deferred revenue	737	290
Other long-term liabilities	606	805

Total liabilities	40,522	41,340
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 30,842,799 shares at January 31, 2016 and 30,566,099 shares at April 30, 2015	3,084	3,057
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,587,086 shares at January 31, 2016 and April 30, 2015; convertible into Class A shares on a one-for-one basis	259	259
Additional paid-in capital	113,887	110,829
Retained earnings	2,378	4,159
Class A treasury stock, 4,576,166 shares at January 31, 2016 and 4,568,297 shares at April 30, 2015, at cost	(25,448)	(25,378)

Total shareholders’ equity	94,160	92,926

Commitments and contingencies
Total liabilities and shareholders’ equity	$134,682	$134,266

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Revenues:
License	$5,048	$4,338	$15,487	$11,718
Services and other	11,801	11,662	39,109	34,448
Maintenance	10,246	9,839	30,427	29,107

Total revenues	27,095	25,839	85,023	75,273

Cost of revenues:
License	1,846	1,989	5,775	5,488
Services and other	9,181	8,792	28,555	25,130
Maintenance	2,461	2,209	6,872	6,365

Total cost of revenues	13,488	12,990	41,202	36,983

Gross margin	13,607	12,849	43,821	38,290

Research and development	3,012	2,603	8,177	8,609
Sales and marketing	5,269	4,540	15,967	13,758
General and administrative	2,740	3,153	9,807	9,529
Amortization of acquisition-related intangibles	68	107	204	299
Provision for doubtful accounts	—	71	—	178

Total operating expenses	11,089	10,474	34,155	32,373

Operating income	2,518	2,375	9,666	5,917
Other income (expense):
Interest income	352	326	1,009	885
Other, net	(546)	(406)	(767)	(170)

Earnings before income taxes	2,324	2,295	9,908	6,632
Income tax (benefit) expense	213	(546)	3,072	1,082

Net earnings	$2,111	$2,841	$6,836	$5,550

Earnings per common share (a):
Basic	$0.07	$0.10	$0.24	$0.20

Diluted	$0.07	$0.10	$0.24	$0.19

Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30

Shares used in the calculation of earnings per common share:
Basic	28,778	28,239	28,684	28,247

Diluted	29,107	28,554	28,973	28,580

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.07 and $0.10 for the three months ended January 31, 2016 and 2015 and $0.24 and $0.20 for the nine months ended January 31, 2016 and 2015, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$6,836	$5,550
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,217	4,311
Stock-based compensation expense	1,212	1,179
Accretion of liability from purchase of business	9	9
Tax benefit of stock options exercised	237	102
Excess tax benefits from stock-based compensation	(231)	(87)
Net loss on investments	1,243	381
Deferred income taxes	(525)	(578)
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(10,158)	(14,899)
Proceeds from maturities and sales of trading securities	8,292	8,316
Accounts receivable, net	(1,127)	1,738
Prepaid expenses and other assets	(1,414)	160
Accounts payable and other liabilities	245	(2,929)
Deferred revenue	(371)	1,461

Net cash provided by operating activities	8,465	4,714

Cash flows from investing activities:
Capitalized computer software development costs	(2,681)	(1,725)
Purchases of property and equipment, net of disposals	(481)	(972)
Purchase of business, net of cash acquired	—	(7,909)

Net cash used in investing activities	(3,162)	(10,606)

Cash flows from financing activities:
Repurchase of common stock	(70)	(1,100)
Excess tax benefits from stock based compensation	231	87
Proceeds from exercise of stock options	1,636	797
Payment for accrued acquisition consideration	(200)	(200)
Dividends paid	(8,593)	(8,472)

Net cash used in financing activities	(6,996)	(8,888)

Net change in cash and cash equivalents	(1,693)	(14,780)
Cash and cash equivalents at beginning of period	44,655	55,803

Cash and cash equivalents at end of period	$42,962	$41,023

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

January 31, 2016

A.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at January 31, 2016, the results of operations for the three and nine months ended January 31, 2016 and 2015 and cash flows for the nine months ended January 31, 2016 and 2015. The results for the three and nine months ended January 31, 2016 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $555,000 and $1.8 million for the three and nine months ended January 31, 2016, respectively, and $628,000 and $2.0 million for the three and nine months ended January 31, 2015, respectively.

    Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users have the right to take possession of the software. Under this model, the software applications are hosted by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. The underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually, and provides the customer with an option to take delivery of the software at any time during or after the subscription term. In addition, subscription and other recurring revenues include subscription-based software license revenues where the customer has taken physical possession of the software for a defined period of time. Subscription revenues are recognized ratably over the subscription term because the Company is unable to establish VSOE and separate the various elements, beginning on the commencement date of each contract. As of January 31, 2016, revenue recorded under this accounting treatment has not been significant.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At January 31, 2016 and April 30, 2015, unbilled license fees were approximately $2.0 million and $1.4 million, respectively, and unbilled services revenues were approximately $2.0 million and $2.1 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended January 31, 2016		Nine Months Ended January 31, 2016
	Class A	Class B	Class A	Class B
Distributed earnings	$0.10	$0.10	$0.30	$0.30
Undistributed (loss)	(0.03)	(0.03)	(0.06)	(0.06)

Total	$0.07	$0.07	$0.24	$0.24

Distributed earnings	$2,626	$259	$7,841	$776
Undistributed (loss)	(704)	(70)	(1,620)	(161)

Total	$1,922	$189	$6,221	$615

Basic weighted average common shares outstanding	26,191	2,587	26,097	2,587

	Three Months Ended January 31, 2015		Nine Months Ended January 31, 2015
	Class A	Class B	Class A	Class B
Distributed earnings	$0.10	$0.10	$0.30	$0.30
Undistributed (loss)	—	—	(0.10)	(0.10)

Total	$0.10	$0.10	$0.20	$0.20

Distributed earnings	$2,566	$259	$7,699	$776
Undistributed earnings (loss)	14	2	(2,657)	(268)

Total	$2,580	$261	$5,042	$508

Basic weighted average common shares outstanding	25,652	2,587	25,660	2,587

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended January 31, 2016

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,922	26,191	$0.07
Common Stock Equivalents	—	329	—

	1,922	26,520	0.07
Class B Conversion	189	2,587	—

Diluted EPS for Class A	$2,111	29,107	$0.07

Nine Months Ended January 31, 2016

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$6,221	26,097	$0.24
Common Stock Equivalents	—	289	—

	6,221	26,386	0.24
Class B Conversion	615	2,587	—

Diluted EPS for Class A	$6,836	28,973	$0.24

Three Months Ended January 31, 2015

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$2,580	25,652	$0.10
Common Stock Equivalents	—	315	—

	2,580	25,967	0.10
Class B Conversion	261	2,587	—

Diluted EPS for Class A	$2,841	28,554	$0.10

Nine Months Ended January 31, 2015

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$5,042	25,660	$0.20
Common Stock Equivalents	—	333	—

	5,042	25,993	0.19
Class B Conversion	508	2,587	—

Diluted EPS for Class A	$5,550	28,580	$0.19

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended January 31, 2016

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$189	2,587	$0.07
Reallocation of undistributed loss to Class A shares from Class B shares	1	—	—

Diluted EPS for Class B	$190	2,587	$0.07

Nine Months Ended January 31, 2016

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$615	2,587	$0.24
Reallocation of undistributed earnings to Class A shares from Class B shares	2	—	—

Diluted EPS for Class B	$617	2,587	$0.24

Three Months Ended January 31, 2015

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$261	2,587	$0.10
Reallocation of undistributed earnings to Class A shares from Class B shares	(1)	—	—

Diluted EPS for Class B	$260	2,587	$0.10

Nine Months Ended January 31, 2015

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$508	2,587	$0.20
Reallocation of undistributed loss to Class A shares from Class B shares	3	—	—

Diluted EPS for Class B	$511	2,587	$0.20

For the three and nine months ended January 31, 2016, we excluded options to purchase 63,435 and 1,346,761 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2015, we excluded options to purchase 952,761 and 847,539 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2016, we had a total of 3,508,719 options outstanding and, as of January 31, 2015, we had a total of 3,056,335 options outstanding.

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

During the nine months ended January 31, 2016 and 2015, we granted options for 1,076,200 and 337,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $404,000 and $386,000 and related income tax benefits of approximately $148,000 and $141,000 during the three months ended January 31, 2016 and 2015, respectively. We recorded stock option compensation cost of approximately $1.2 million and $1.2 million and related income tax benefits of approximately $443,000 and $413,000 during the nine months ended January 31, 2016 and 2015, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

We classify cash flows resulting from the tax deductions in excess of the tax benefits initially recognized for those options (excess tax benefits) as financing cash flows. During the nine months ended January 31, 2016 and 2015, we realized excess tax benefits of approximately $231,000 and $87,000, respectively.

During the nine months ended January 31, 2016 and 2015, we issued 276,700 and 149,646 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2016 and 2015 based on market value at the exercise dates was approximately $1.1 million and $575,000, respectively. As of January 31, 2016, unrecognized compensation cost related to unvested stock option awards approximated $3.4 million, which we expect to recognize over a weighted average period of 1.70 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2016 and April 30, 2015, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	January 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$40,256	$—	$—	$40,256
Marketable securities	8,271	23,068	—	31,339

Total	$48,527	$23,068	$—	$71,595

	April 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$42,951	$—	$—	$42,951
Marketable securities	9,139	21,555	—	30,694

Total	$52,090	$21,555	$—	$73,645

H.	Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through January 31, 2016, we have repurchased 1,041,213 shares of common stock at a cost of approximately $6.1 million. As of January 31, 2016, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,576,166 shares of common stock at a cost of approximately $25.4 million.

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

The SCM segment consists of Logility, a wholly-owned subsidiary, as well as its subsidiary, DMI, which provide collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, (ii) New Generation Computing (“NGC”), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries, and (iii) Corporate expenses. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

Our chief operating decision maker is the President and Chief Executive Officer (“CEO”). While the CEO is apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses.

In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2016 and 2015:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Revenues:
Enterprise Resource Planning (i)	$3,291	$2,997	$9,875	$8,607
Supply Chain Management	18,339	16,302	56,179	48,033
IT Consulting	5,465	6,540	18,969	18,633

	$27,095	$25,839	$85,023	$75,273

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning (i)	$(1,049)	$(1,192)	$(3,394)	$(3,792)
Supply Chain Management	3,393	3,064	11,784	8,076
IT Consulting	174	503	1,276	1,633

	$2,518	$2,375	$9,666	$5,917

Intersegment eliminations:
Enterprise Resource Planning (i)	$(750)	$(520)	$(2,185)	$(1,605)
Supply Chain Management	721	491	2,096	1,527
IT Consulting	29	29	89	78

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning (i)	$(1,799)	$(1,712)	$(5,579)	$(5,397)
Supply Chain Management	4,114	3,555	13,880	9,603
IT Consulting	203	532	1,365	1,711

	$2,518	$2,375	$9,666	$5,917

Capital expenditures:
Enterprise Resource Planning (i)	$188	$703	$332	$769
Supply Chain Management	52	37	149	203
IT Consulting	—	—	—	—

	$240	$740	$481	$972

Capitalized software:
Enterprise Resource Planning (i)	$—	$—	$—	$—
Supply Chain Management	692	879	2,681	1,725
IT Consulting	—	—	—	—

	$692	$879	$2,681	$1,725

Depreciation and amortization:
Enterprise Resource Planning (i)	$146	$241	$445	$698
Supply Chain Management	1,251	1,229	3,765	3,605
IT Consulting	2	2	7	8

	$1,399	$1,472	$4,217	$4,311

Earnings (loss) before income taxes:
Enterprise Resource Planning (i)	$(1,105)	$(1,032)	$(2,891)	$(2,695)
Supply Chain Management	3,255	2,824	11,523	7,694
IT Consulting	174	503	1,276	1,633

	$2,324	$2,295	$9,908	$6,632

(i)	Including corporate expenses

Major Customer

For the three and nine months ended January 31, 2016, there were no major customers that accounted for more than 10% of total revenues. No one customer accounted for more than 10% of total revenues for the three and nine months ended January 31, 2015.

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

On February 10, 2016, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Class A and Class B common stock. The cash dividend is payable on May 27, 2016 to Class A and Class B shareholders of record at the close of business on May 13, 2016.

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

In January 2016, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2016 and 2017 world economic growth forecast. The update noted that, “Global growth, currently estimated at 3.1 percent in 2015, is projected at 3.4 percent in 2016 and 3.6 percent in 2017. The pickup in global activity is projected to be more gradual than in the October 2015 World Economic Outlook (WEO), especially in emerging market and developing economies. Risks to the global outlook remain tilted to the downside and relate to ongoing adjustments in the global economy: a generalized slowdown in emerging market economies, China’s rebalancing, lower commodity prices, and the gradual exit from extraordinarily accommodative monetary conditions in the United States. If these key challenges are not successfully managed, global growth could be derailed.”

For the remainder of fiscal 2016, we expect the world economy growth to be uneven which could result in a difficult selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment when compared to the period prior to the last recession. However, we had an increase in software sales during the current quarter and continue to see improvement in sales pipeline activity. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of Effective date, which defers the Implementation of ASU 2014-09, Revenue from Contracts with Customers, for one year from the initial effective date. The initial effective date of ASU No. 2014-09 was for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. ASU No. 2015-14 extends the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of reporting periods beginning after December 16, 2016, including interim reporting periods within that reporting period. The Company is evaluating the effect that these standards will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of the deferred income taxes. The ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a tax-paying component of an entity. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but may be adopted earlier. The Company has not adopted this ASU as of January 31, 2016, but does not expect the standard to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2016 and 2015:

	Three Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2016	2015	2016 vs. 2015
Revenues:
License	19%	17%	16%
Services and other	43	45	1
Maintenance	38	38	4

Total revenues	100	100	5

Cost of revenues:
License	7	8	(7)
Services and other	34	34	4
Maintenance	9	8	11

Total cost of revenues	50	50	4

Gross margin	50	50	6

Research and development	11	10	16
Sales and marketing	20	18	16
General and administrative	10	12	(13)
Amortization of acquisition-related intangibles	—	1	(36)
Provision for doubtful accounts	—	—	100

Total operating expenses	41	41	6

Operating income	9	9	6

Other income (expense):
Interest income	1	1	8
Other, net	(1)	(1)	35

Earnings before income taxes	9	9	1
Income tax (expense) benefit	(1)	2	nm

Net earnings	8%	11%	(26)%

nm—not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2016 and 2015:

	Nine Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2016	2015	2016 vs. 2015
Revenues:
License	18%	15%	32%
Services and other	46	46	14
Maintenance	36	39	5

Total revenues	100	100	13

Cost of revenues:
License	7	7	5
Services and other	34	33	14
Maintenance	8	9	8

Total cost of revenues	48	49	11

Gross margin	52	51	14

Research and development	10	11	(5)
Sales and marketing	19	18	16
General and administrative	12	13	3
Amortization of acquisition-related intangibles	—	1	(32)
Provision for doubtful accounts	—	—	100

Total operating expenses	40	43	6

Operating income	12	8	63
Other income (expense):
Interest income	1	1	14
Other, net	(1)	—	nm

Earnings before income taxes	12	9	49
Income tax expense	(4)	(2)	184

Net earnings	8%	7%	23%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2016 AND 2015

Revenues

	Three Months Ended January 31,
				% of Total Revenues
	2016	2015	% Change	2016	2015
	(in thousands)
License	$5,048	$4,338	16%	19%	17%
Services and other	11,801	11,662	1%	43%	45%
Maintenance	10,246	9,839	4%	38%	38%

Total revenues	$27,095	$25,839	5%	100%	100%

	Nine Months Ended January 31,
				% of Total Revenues
	2016	2015	% Change	2016	2015
	(in thousands)
License	$15,487	$11,718	32%	18%	15%
Services and other	39,109	34,448	14%	46%	46%
Maintenance	30,427	29,107	5%	36%	39%

Total revenues	$85,023	$75,273	13%	100%	100%

For the three months ended January 31, 2016, the 5% increase in revenues over the three months ended January 31, 2015 was attributable to a 16% increase in license fee revenues, a 4% increase in maintenance revenues and to a lesser extent a 1% services and other revenues. For the nine months ended January 31, 2016, the 13% increase in revenues over the nine months ended January 31, 2015 was attributable to a 32% license fee revenues, a 14% increase in services and other revenues and a 5% increase in maintenance revenues. The primary reason for the increase in license fee revenues was an increase in software sales at both our Supply Chain Management and Enterprise Resource Planning business units, which increased 8% and 70%, during the three months ended January 31, 2016 compared to the three months ended January 31, 2015, respectively and 30% and 43% during the nine months ended January 31, 2016 compared to the nine months ended January 31, 2015, respectively. We believe this increase was due to an improvement in the overall capital spending environment and improved sales execution in closing transactions partly as a result of an increase in sales and marketing staff when compared to the same period last year. Also, to a lesser extent some customer sales included hosting services which require the revenue recognition to be spread over the life of the contract due to the lack of VSOE.

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

International revenues represented approximately 19% and 18% of total revenues in the three and nine months ended January 31, 2016, respectively, and represented approximately 15% and 16% of total revenues in the three and nine months ended January 31, 2015. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenues

	Three Months Ended January 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$966	$569	70%
Supply Chain Management	4,082	3,769	8%

Total license revenues	$5,048	$4,338	16%

	Nine Months Ended January 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$2,607	$1,824	43%
Supply Chain Management	12,880	9,894	30%

Total license revenues	$15,487	$11,718	32%

For the three and nine months ended January 31, 2016, license fee revenues increased 16% and 32%, respectively, when compared to the same periods in the prior year. While we expect a degree of quarterly fluctuation due to the timing of signing license fee agreements, our SCM and ERP segments experienced an increase in license fee close rates in the current quarter when compared to the same period last year due to improvement in the overall capital spending environment and improved sales execution in closing transactions partly as a result of an increase in sales and marketing staff when compared to the same period last year. The SCM license fee revenue would have been higher in the current quarter by approximately $800,000 however these customer sales included hosting services which require the revenue recognition to be spread over the life of the contract due to the lack of VSOE.

Our SCM segment constituted 81% and 83% of total license fee revenues for the three and nine months ended January 31, 2016, respectively, compared to 87% and 84% for the three and nine months ended January 31, 2015, respectively. Our ERP business unit license fee revenues increased by 70% and 43% for the three and nine months ended January 31, 2016 when compared to the same periods in the prior year, primarily due to an increase in license fee sales to the apparel and retail industries due to improved sales execution and sales environment for those vertical industries.

The direct sales channel provided approximately 82% and 76% of license fee revenues for the three and nine months ended January 31, 2016, respectively, compared to approximately 77% and 71% of license fee revenues for the three and nine months ended January 31, 2015, respectively. The increase in the proportion of sales by our direct sales channel, which tends to target larger companies, for the current quarter when compared to the prior year period is primarily due to an increase in larger sales compared with the same time last year. In general, large and midsized companies do not require access to capital markets to fund expenditures to the same degree as do smaller companies. Thus, our indirect sales channel faces relatively greater challenges in the current economy, as the indirect channel tends to target smaller companies. For the three and nine months ended January 31, 2016, our margins after commissions on direct sales were approximately 84% and 86%, respectively, compared to 87% for the three and nine months ended January 31, 2015, respectively. For the three months ended January 31, 2016 compared to the same period in the prior year, our direct margins decreased due to the concentration (or mix) of sales staff achieving certain commission rate levels when compared to the same period last year. For the three and nine months ended January 31, 2016, our margins after commissions on indirect sales were approximately 46% and 50%, respectively, compared to 32% and 39% for the three and nine months ended January 31, 2015, respectively. The indirect channel margins increased for the three and nine months ended January 31, 2016 when compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenues

	Three Months Ended January 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$998	$1,168	(15)%
Supply Chain Management	5,338	3,954	35%
IT Consulting	5,465	6,540	(16)%

Total services and other revenues	$11,801	$11,662	1%

	Nine Months Ended January 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$3,362	$3,029	11%
Supply Chain Management	16,778	12,786	31%
IT Consulting	18,969	18,633	2%

Total services and other revenues	$39,109	$34,448	14%

For the three months ended January 31, 2016, services and other revenues increased by 1% when compared to the same period in the prior year, primarily due to an increase in services and other revenues from our SCM segment which was partially offset by decreases in our ERP and IT Consulting business segments . For the nine months ended January 31, 2016, services and other revenues increased by 14% when compared to the same period in the prior year, primarily due to an increase in services and other revenues from all our business segments. For the three and nine months ended January 31, 2016, services and other revenues from Logility (SCM) increased by 35% and 31%, respectively, when compared to the prior year periods. Logility services and other revenues increased due to an increase in project implementation work from higher license fee sales in the first half of fiscal 2016, which tend to increase services implementation revenue with a one to three quarter lag. For the three and nine months ended January 31, 2015, our ERP segment’s revenues decreased 15% and increased 11%, respectively, when compared to the prior year periods. The decrease in the current quarter is due to timing of project work. For the three and nine months ended January 31, 2015, our IT Consulting segment’s revenues decreased 16% and increased 2%, respectively, when compared to the prior year periods. The decrease in the current quarter was due to the completion of an IT project from one of our larger customer as a result of timing of project work. We expect the services revenue to increase sequentially in the fourth quarter of fiscal 2016 when compared to the current quarter.

We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenues

	Three Months Ended January 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$1,327	$1,260	5%
Supply Chain Management	8,919	8,579	4%

Total maintenance revenues	$10,246	$9,839	4%

	Nine Months Ended January 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$3,906	$3,754	4%
Supply Chain Management	26,521	25,353	5%

Total maintenance revenues	$30,427	$29,107	5%

For the three and nine months ended January 31, 2016, maintenance revenues increased 4% and 5%, respectively, when compared to the same periods in the prior year due primarily to license fee sales in recent quarters and improved renewal rates in our SCM unit, which experienced a 4% and 5% increase in maintenance revenue for the three and nine months ended January 31, 2016, respectively, when compared to the same periods last year. Our legacy ERP unit experienced an increase of 5% and 4%, for the three and nine months ended January 31, 2016, respectively, when compared to the same periods in the prior year due to increased license fees in recent quarters and improved renewal rates. Logility accounted for 87% of total maintenance revenues for both the three- and nine-month periods ended January 31, 2016, respectively, compared to 87% of total maintenance revenues for both the three- and nine-month periods ended January 31, 2015. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
	2016		2015		2016		2015
Gross margin on license fees	$3,202	63%	$2,349	54%	$9,712	63%	$6,230	53%
Gross margin on services and other	2,620	22%	2,870	25%	10,554	27%	9,318	27%
Gross margin on maintenance	7,785	76%	7,630	78%	23,555	77%	22,742	78%

Total gross margin	$13,607	50%	$12,849	50%	$43,821	52%	$38,290	51%

For the three and nine months ended January 31, 2016, total gross margin percentage was the essentially the same when compared to the same periods in the prior year.

Gross Margin on License Fees

License fee gross margin percentage for the three and nine months ended January 31, 2016 was 63% compared to 54% and 53% for the same periods in the prior year, respectively, due primarily to an increase in the license fee. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three months ended January 31, 2016, the gross margin percentage on services and other revenues decreased three percentage points to 22% from 25% in the same period in the prior year, primarily due to a decrease in margins at our IT consulting and ERP business unit from a decrease services revenue from timing of project work. For the nine months ended January 31, 2016 and 2015, the gross margin percentage on services and other revenues were 27% for both periods. Services and other gross margin are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three months ended January 31, 2016 declined by 2 percentage points when compared to the same periods in the prior year due to an increase in headcount. Maintenance gross margin percentage for the nine months ended January 31, 2016 were the same when compared to the same periods in the prior year. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

Expenses

	Three Months Ended January 31,				Nine Months Ended January 31,
	2016	2015	% of Revenues		2016	2015	% of Revenues
			2016	2015			2016	2015
	(in thousands)				(in thousands)
Research and development	$3,012	$2,603	11%	10%	$8,177	$8,609	10%	11%
Sales and marketing	$5,269	$4,540	19%	18%	$15,967	$13,758	19%	18%
General and administrative	$2,740	$3,224	10%	12%	$9,807	$9,707	12%	13%
Amortization of acquisition-related intangible assets	$68	$107	0%	1%	$204	$299	0%	1%
Other (expense) income, net	$(194)	$(80)	1%	0%	$242	$715	0%	1%
Income tax expense (benefit)	$213	$(546)	1%	(2)%	$3,072	$1,082	4%	2%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended (in thousands)
	January 31, 2016	Percent Change	January 31, 2015
Total capitalized computer software development costs	$692	(21)%	$879
Percentage of gross product research and development costs	19%		25%
Total research and development expense	3,012	16%	2,603

Percentage of total revenues	11%		10%
Total research and development expense and capitalized computer software development costs	$3,704	6%	$3,482

Percentage of total revenues	14%		13%
Total amortization of capitalized computer software development costs *	$985	10%	$897

	Nine Months Ended (in thousands)
	January 31, 2016	Percent Change	January 31, 2015
Total capitalized computer software development costs	$2,681	55%	$1,725
Percentage of gross product research and development costs	25%		17%
Total research and development expense	8,177	(5)%	8,609

Percentage of total revenues	10%		11%
Total research and development expense and capitalized computer software development costs	$10,858	5%	$10,334

Percentage of total revenues	13%		14%
Total amortization of capitalized computer software development costs *	$2,936	9%	$2,691

*	Included in cost of license fees

For the three and nine months ended January 31, 2016, gross product research and development costs increased when compared to the same periods in the previous fiscal year primarily due to an increased hiring in our SCM business unit. Capitalized software development costs decreased for the three months ended January 31, 2016 and increased for the nine months ended January 31, 2016 when compared to the same periods last year due to timing of capitalizable project work. We expect capitalized product development costs to increase as new projects reach technological feasibility and we expect capitalized software amortization expense to be relatively stable in coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and nine months ended January 31, 2016, sales and marketing expenses increased 16% when compared to the same periods a year ago primarily due to an increase in headcount, marketing related fees and sales commissions as a result of higher license fees. We generally include commissions on indirect sales in cost of sales.

General and Administrative and Provision for (Recovery of) Doubtful Accounts

For the three months ended January 31, 2016, the 15% decrease when compared to the same period last year was primarily due to recording a Research and Development State tax credit against withholding taxes of approximately $638,000 and to a lesser extent a decrease in the allowance for doubtful accounts. Based on current Georgia law and our historical research and development costs, in future fiscal years we expect this credit to be approximately $400,000 annually.

For the nine months ended January 31, 2016, the 1% increase compared to the same period last year was primarily due to an increase in variable compensation, general office expenses and audit related expenses. This increase was partially offset by a Research and Development state tax credit against withholding taxes of approximately $638,000 and to a lesser extent a decrease in the allowance for doubtful accounts.

At January 31, 2016, the total number of employees was 419, compared to 399 at January 31, 2015.

Operating Income/(Loss)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)2
Enterprise Resource Planning	$(1,049)	$(1,192)	12%	$(3,394)	$(3,792)	10%
Collaborative Supply Chain Management	3,393	3,064	11%	11,784	8,076	46%
IT Consulting	174	503	(65)%	1,276	1,633	(22)%

Total Operating Income	$2,518	$2,375	6%	$9,666	$5,917	63%

Our ERP and corporate expense segment operating loss in the three months ended January 31, 2016 decreased from the same period in the prior year due to higher license fee and maintenance revenues partially offset by a decrease in services revenue. Our ERP and corporate expense segment operating loss decreased in the nine months ended January 31, 2016 due to higher license fee, services and maintenance revenues.

Our SCM segment’s contribution to operating income increased by 11% and 46% for the three and nine months ended January 31, 2016 compared to same periods last year, primarily as a result of an increase overall revenues particularly the 8% and 30% increase in license fee revenues for the three and nine months ended January 31, 2016 compared to same periods last year, respectively.

Our IT consulting segment operating income decreased 65% and 22% for the three and nine months ended January 31, 2016, respectively, when compared to same periods last year as a result of higher revenue and improved cost management due to a decrease in revenue from the end of a large IT project ending during the quarter.

Other Income (Expense)

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three and nine months ended January 31, 2016, the decrease in other income was due primarily to higher unrealized losses on investments when compared to the same period last year.

This decrease was partially offset by: 1) lower exchange rate losses of approximately $128,000 and $303,000 for the three and nine months ended January 31, 2016 when compared to $262,000 and $455,000 for the three and nine months ended January 31, 2015, 2) an increase in interest income as a result of higher market yields and 3) higher rental income when compared to the same periods last year.

We recorded losses of approximately $703,000 and $1.2 million for the three and nine months ended January 31, 2016, respectively, from our trading securities portfolio. We recorded losses of approximately $364,000 and $381,000 for the three and nine months ended January 31, 2015, respectively, from our trading securities portfolio.

For the three and nine months ended January 31, 2016, our investments generated an annualized yield of approximately 2.01% and 1.87% respectively, compared to approximately 1.86% and 1.67% for the three and nine months ended January 31, 2015, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended January 31, 2016, our effective tax rate was 9.2% compared to our effective tax rate of (23.8)% in the three months ended January 31, 2015. The current quarter included the extension of the research and development tax credit during the third quarter of fiscal 2016 which resulted in a “catch-up” credit adjustment for the period January 1, 2015 through December 31, 2015.

The effective tax rate for the current quarter is higher compared to the third quarter of fiscal 2015 due to the reversal of a FIN 48 Reserve ($973,000) in the third quarter of 2015, due to the lapse in the statute of limitations.

During the nine months ended January 31, 2016, our effective rate was 31.0% compared to our effective rate of 16.3% in the nine months ended January 31, 2015. We expect our effective rate will be between 31% and 34% during fiscal 2016.

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

The following table shows information about our cash flows and liquidity positions during the nine months ended January 31, 2016 and 2015. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

	Nine Months Ended January 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$8,465	$4,714
Net cash used in investing activities	(3,162)	(10,606)
Net cash used in financing activities	(6,996)	(8,888)

Net change in cash and cash equivalents	$(1,693)	$(14,780)

For the nine months ended January 31, 2016, the increase in cash provided by operating activities compared to the same period last year was due primarily to: 1) a decrease in purchases of trading securities, 2) an increase in net earnings, 3) an increase in accounts payable and other accruals compared to a decrease in the same period last year due to timing of payments, 4) a higher increase in the tax benefit of stock options exercised compared to the prior year due to the mix of options exercised, 5) higher stock-based compensation expense and 6) an increase in unrealized losses on investments compared to the same period last year.

This increase was partially offset by: 1) lower proceeds from the maturity and sales of trading securities, 2) a decrease in customer accounts receivable compared to an increase in the same period last year caused by the timing of closing customer sales and related collections, 3) a decrease in prepaid expenses and other assets compared to an increase in the same period last year due to the timing of purchases, 4) higher excess tax benefits from stock-based compensation compared to the prior year due to the mix of options exercised, and 5) a decrease in deferred revenues compared to an increase in the same period last year due to the timing of revenue recognition.

The decrease in cash used in investing activities when compared to the same period in the prior year was due primarily to the acquisition of MRI during the first quarter of fiscal 2015 and a decrease in purchases of property and equipment. The decrease was partially offset by an increase in capitalized computer software development costs due to the timing of project work.

The decrease in cash used in financing activities compared to the prior year was due primarily to: 1) a decrease in repurchases of the Company’s common stock, 2) an increase in proceeds from exercise of stock options and 3) an increase in excess tax benefits from stock-based compensation. This was partially offset by an increase in dividends paid.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of January 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$42,962	$41,023
Short and long-term investments	31,363	29,973

Total cash and short and long-term investments	$74,325	$70,996

Net decrease in total cash and investments (nine months ended January 31)	$(1,070)	$(8,578)

Our total activities used less cash and investments during the nine months ended January 31, 2016, when compared to the prior year period, due primarily to the changes in operating assets and liabilities noted above, the payment of quarterly dividends, the acquisition of MRI and repurchase of the Company’s common stock.

Days Sales Outstanding in accounts receivable were 69 days as of January 31, 2016, compared to 62 days as of January 31, 2015. This increase is primarily due to the timing of collection activity. Our current ratio on January 31, 2016 was 2.3 to 1 and on January 31, 2015 was 2.2 to 1.

Our business in recent periods has generated positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $74.3 million in cash and investments with no debt as of January 31, 2016, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date, we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 17, 1997, our Board of Directors approved a resolution authorizing the repurchase of up to 1.5 million of our Class A Common Shares. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million of our Class A Common Shares. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million of our Class A Common Shares. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. As of January 31, 2016, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,576,166 shares of common stock at a cost of approximately $25.4 million.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At January 31, 2016, our goodwill balance was $18.7 million and our intangible assets with definite lives balance was approximately $2.1 million, net of accumulated amortization.

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

Foreign Currency. In the three and nine months ended January 31, 2016, we generated approximately 19% and 18%, respectively, of our revenues outside the United States. We typically make international sales through our foreign subsidiaries or our Logility subsidiary and denominate those sales typically in U.S. Dollars, British Pounds Sterling or Euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $128,000 and $303,000 for the three and nine months ended January 31, 2016, respectively, compared to exchange rate losses of approximately $262,000 and $455,000 for the three and nine months ended January 31, 2015. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $346,000 exchange gain or loss for the nine months ended January 31, 2016. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of January 31, 2016 was approximately $71.6 million compared to $69.0 million as of January 31, 2015.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended January 31, 2016:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2015 through November 30, 2015	—	$—	—	958,787
December 1, 2015 through December 31, 2015	—	—	—	958,787
January 1, 2016 through January 31, 2016	—	—	—	958,787

Total Fiscal 2016 Third Quarter	—	$—	—	958,787

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: March 4, 2016	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President, Chief Executive Officer, Director and Chief Operating Officer

Date: March 4, 2016	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 4, 2016	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer