Form 10-K
period 2016-04-30
AMERICAN SOFTWARE INC
filed 2016-07-14
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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

(404) 261-4381

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, 26,102,781 Class A Common Shares and 2,587,086 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 31, 2015) of the Class A Common Shares held by non-affiliates on that date was approximately $259.8 million. At July 5, 2016, 26,507,987 Class A Common Shares and 2,487,086 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2016

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

Company Overview

American Software, Inc. (“American Software” or the “Company”) was incorporated as a Georgia corporation in 1970. We develop, market and support a portfolio of software and services that deliver enterprise management, supply chain and advanced retail planning solutions to the global marketplace. Our software and services are designed to bring business value to enterprises by supporting their operations over cloud-based Internet-architected solutions. References to “the Company,” “our products,” “our software,” “our services” and similar references include the appropriate business unit actually providing the product or service.

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Supply Chain Management (SCM), (2) Enterprise Resource Planning (ERP), and (3) Information Technology (IT) Consulting.

The SCM segment consists of (1) Logility, Inc. and (2) Demand Management, Inc. (“DMI” or “Demand Management”) (collectively “Logility”), both of which provide supply chain and advanced retail planning solutions to streamline and optimize the forecasting, inventory, production, supply, allocation, distribution and management of products between trading partners. The ERP segment consists of (1) American Software ERP, which provides business software for manufacturers and distributors across the aerospace, automotive, consumer goods, energy, government, pharmaceuticals, transportation and utility vertical markets and (2) New Generation Computing, Inc. (NGC), which provides industry-specific business software to both retailers and manufacturers in the apparel, footwear, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance, and other support services.

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

Industry Background

Companies that effectively communicate, collaborate and integrate with their trading partners (customers, suppliers, and carriers) within the extended enterprise or global supply chains can realize significant competitive advantages in the form of lower costs, improved customer service, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners to forecast demand, source, manufacture and deliver goods and services to the end consumer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that influence the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

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

To compete in global markets, businesses must improve the performance of their supply chains, as well as the key functions, processes and technologies that make up an integrated supply chain network. Supply chain planning software solutions create a competitive advantage by modeling the time-phased need for products at a specific location in the business network and enables reducing the cost of goods sold, improving customer service, building global brands and increasing global supply chain visibility as companies move product to the market quicker. Our customers’ goal is to provide the right product in the right place at the right time at a competitive price.

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

Business Segments

Segment 1—Supply Chain Management

Logility, Inc.

Logility, our wholly-owned subsidiary, was incorporated in 1996 and provides SCM and advanced retail planning solutions, as an integrated suite of sales and operations planning, demand planning, inventory optimization, manufacturing planning and scheduling, supply optimization, and transportation optimization.

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

Today, Logility’s customer base is approximately 1,250 companies located in more than 80 countries, which gives Logility what we believe is the largest active installed base of supply chain and retail planning customers among all application software vendors. Logility markets and sells the Demand Solutions® product line to the global small and midsize enterprise (SME) market through the global VAR distribution network of DMI. Logility also offers the Logility Voyager Solutions™ suite through both direct and indirect sales channels to customers with distribution-intensive supply chains, ranging from upper-midsize to Fortune 500 companies along with tier-one retailers.

Logility derives revenues primarily from three sources: software licenses, services, and maintenance. Logility generally determines software license and SaaS fees based on the number of modules, deployments, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting services, SaaS, hosting, and managed services associated with the implementation and support of Logility products. Logility bills for these services primarily under time and materials arrangements and recognizes revenues as it performs services. Maintenance agreements typically are for a one- to three-year term, commencing at the time of the initial product license. Logility generally bills maintenance fees annually in advance under agreements with terms of one to three years, and then recognizes the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time Logility recognizes the related revenues.

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

Demand Management, Inc., a wholly owned subsidiary of Logility, was incorporated in 1985. Demand Management is a leading global provider of supply chain planning software that can be deployed in the cloud or on-premises. These tools for manufacturers and distributors are designed to increase forecast accuracy, improve customer service levels, and reduce overall inventory to maximize profits and lower costs. Completely reengineered to run on the latest cloud technology, the Demand Solutions DSX supply chain planning solution offers functionality for forecast management, demand planning, collaborative forecasting, inventory planning, advanced planning and scheduling (APS), S&OP and point of sale analysis.

Demand Management has worked with supply chain professionals for over 30 years and has incorporated their best practices and real-world business requirements into its software. The company’s extensive customer base across 76 countries includes Lonely Planet, AutomationDirect.com, and Campbell Hausfeld.

Demand Management markets and sells the Demand Solutions® product line to manufacturers and distributors in the global SME market as well as to Fortune 500 companies. Demand Management utilizes a global VAR distribution network to sell and implement their solutions.

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

Companies are increasingly deploying supply chain optimization and advanced retail planning applications to address their forecasting, supply chain planning, inventory optimization, and transportation requirements. Supply chain optimization and retail planning functions involve the use of information and analysis to facilitate the on-time delivery of the right products to the correct location at the right time and at the optimal total cost. The planning process focuses on forecasting and demand management, inventory and supply optimization, distribution, transportation and manufacturing planning and scheduling, sales and operations planning, and retail financial planning and allocation. Planning software is designed to increase revenues, improve forecast accuracy, optimize manufacturing scheduling, better leverage inventory investments, decrease order cycle times, reduce transportation costs, and improve customer service. Customers are showing increasing interest in planning software that is implemented and accessed in the cloud, known as SaaS.

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

The May 2016 Gartner Inc. report, Forecast Analysis: Enterprise Software, Worldwide, 1Q16 Update, predicts spending on Supply Chain Management software solutions will grow at a CAGR of 9.5% through 2020, outpacing the CAGR for enterprise software applications at 7.6%.

In order to effectively manage and coordinate supply chain activities, companies require demand planning, supply planning, inventory optimization, global sourcing, transportation and logistics management, and advanced analytics software that provides for integrated communication, optimization and collaboration among the various stakeholders throughout the supply chain network. This enhanced collaboration optimizes production and distribution plans with demand forecasts and minimizes bottlenecks that lead to production delays, excess inventory, storage constraints and distribution network problems.

We believe that traditional ERP systems alone do not provide the visibility, depth, flexibility or optimization techniques required to effectively meet the demands of today’s intensely competitive and increasingly dynamic global business environment. Organizations are demanding supply chain solutions that are both modular and scalable to extend ERP functionality, fit the dynamic needs of their businesses, deploy quickly and deliver rapid time-to-benefit.

Additionally, business drivers for more sophisticated supply chain solutions are finding their way downstream. Issues that multi-billion dollar companies faced ten years ago are affecting even the lower end of the SME market today. Increasingly, Logility’s customers have to manage offshore sourcing and manufacturing requirements, which often extend lead times and time-to-market. With new, increasingly complex data management needs to monitor global supply networks and deal with the retailers’ demand for accurate forecasts, greater supply visibility and higher in-stock performance, the SME market is outgrowing spreadsheets for supply chain planning and turning to proven supply and demand, inventory and replenishment management software, thus extending the addressable market for Logility’s software offerings.

Logility Products and Services

Leveraging its planning solutions expertise, Logility has been an innovator in developing and deploying supply chain optimization and advanced retail planning solutions, with its first Internet-based collaborative planning software application implemented in 1996. Logility continues to invest and expand its award-winning solutions, which support the global planning, optimization, collaboration, S&OP as well as merchandise and assortment planning and allocations.

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

With approximately 1,250 customers in approximately 80 countries, Logility is a leading provider of collaborative supply chain solutions that help small, midsize, large and Fortune 500 companies realize substantial bottom-line results. Logility provides two product suites, Logility Voyager Solution™s and Demand Solutions®, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite features advanced analytics capabilities and provides supply chain visibility; demand, inventory and replenishment planning; S&OP, supply and inventory optimization; manufacturing planning and scheduling; merchandise and assortment planning and allocation, and transportation planning and management. The Demand Solutions product suite provides forecasting, demand planning, requirements planning, S&OP, retail planning, production planning and scheduling, collaboration and analytics for maximizing profits for small to midsize manufacturing, distribution and retail operations.

Logility has licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including Abercrombie & Fitch, Ann Taylor, Avery Dennison Corporation, Berry Plastics Corporation, Big Lots!, Continental Mills, Fastenal Company, Ferguson Wholesale, Gategroup, Johnstone Supply, L’Oreal, Mondelez International, New Belgium Brewing Company, Remington Products Company, Rexnord, Shiseido Americas, Trek Bicycle, Verizon Wireless, Urban Outfitters, Warnaco, WD-40 Company, Westward Pharmaceutical Company and VF Corporation. Logility sells products and services through direct and indirect channels. Logility derived approximately 24% of its revenues in the fiscal year ended April 30, 2016 from international sales.

Product Features: Logility Voyager Solutions

Logility Voyager Solutions is an comprehensive software suite that provides supply chain optimization including collaborative planning, forecasting and replenishment, multi-echelon inventory optimization, optimized supply sourcing, production management, merchandise and assortment planning, allocation, and optimized transportation capabilities that are designed to increase revenues, reduce inventory, distribution and transportation costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production planning and scheduling, streamline logistics operations and improve customer service. Logility Voyager Solutions incorporates advanced analytics to drive decision support for critical processes such as demand management, supply and inventory optimization, manufacturing planning and scheduling, transportation planning and management, retail planning and S&OP.

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

Voyager Manufacturing Planning and Scheduling™ optimizes constraint-based manufacturing schedules and evaluates multiple scenarios to determine the optimal trade-off between manufacturing efficiencies, inventory investments and greenhouse gas emissions, providing lower costs and increased product availability.

Voyager Advanced Planning and Scheduling™ creates optimized schedules that consider machine, personnel, tooling and inventory constraints to drive shorter lead times and reliable product availability.

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

Demand Solutions offers SaaS and on-premises versions of its DSX product platform. Because both solutions are built on the same technology, customers have a clear migration path from one to the other as their needs change. Customers wishing to implement supply chain planning software without making a major up-front investment in software licensing fees can get started on the SaaS version of Demand Solutions DSX by simply paying a monthly subscription fee. The cloud delivery model relieves these customers of the need to buy and maintain their own hardware—and the solution can easily scale to support their business growth. Once the solution goes live, stakeholders throughout their supply chain can simply log onto the software to access business data that is relevant to their role.

DSX was introduced in February 2010 and combines the Company’s 30-year history of supply chain experience with the latest technology to create a highly flexible supply chain planning solution. Built on a flexible architecture with configurability, scalability, performance, and security in mind, DSX is the culmination of more than two decades of customer-driven supply chain functionality. The DSX platform was architected to exploit and apply new technologies to provide best-in-class supply chain efficiencies.

Demand Solutions launched DSX SaaS in January 2014. This subscription version of the product platform is designed for manufacturers and distributors who want to streamline and enhance their supply chain planning processes without having to build and maintain their own IT infrastructure. It provides the full functionality of the on-premise version, but without requiring an up-front investment for software licenses and hardware. Rather than committing to a large purchase price, customers simply pay a predictable subscription fee.

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

The e-Intelliprise solution is a web-based ERP system that a customer can run over the Internet, or an intranet or extranet utilizing the IBM iSeries servers. This allows functions within the ERP system to be easily deployed over the Internet using a dynamic role-based web page capability. Users no longer require separate implementations to achieve differing e-business views over the Internet. This solution supports e-businesses and traditional businesses with full front-to-back office integration, which is critical to successful fulfillment and seamless processing and reporting throughout the enterprise. The e-Intelliprise solution is a global system, capable of operating in multiple languages and logistical organizations. We build this system around a flexible enterprise architecture that enables centralized management of enterprise wide processes while allowing delegation of other business process decisions to other levels of the organization.

Our e-applications are solutions for conducting business on the Internet that can web-enable specific business functions through integration with existing ERP or legacy systems. Currently, e-applications are available for the following applications: e-procurement, e-store, e-expenses, e-forms, Purchase Order Tracking and Vendor Collaboration, Requisition Tracking, Shipment Tracking, e-process management and e-connect, a seamless, XML-enabled data exchange. We believe that these products represent a cost-effective solution for customers with an e-business requirement.

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

Our product line consists of software and services that operate on three strategic computer platforms: (1) IBM System z Mainframe or compatible, (2) IBM i (AS/400 or iSeries), and (3) Intel-based servers and clients that operate Windows.

We have web-enabled our legacy System z and System i applications using Host Access Transformation Server (an IBM WebSphere application). This product enables our existing System z and System i customers to access their back office systems from any Windows-based computer with Internet access using a web browser. The graphical user interface reduces the learning curve for new users and rejuvenates the look and feel of the systems. We market this product under the name Host-Access.

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

Deployable over the Internet, or an Intranet or Extranet. Companies can deploy e-Intelliprise over multiple channels without a separate implementation. e-Intelliprise allows users to create multiple secure role-based views of the system. We believe this system flexibility provides greater business value by extending the information within the ERP securely across to employees, customers and trading partners, as needed.

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

e-Applications

e-Applications streamline business processes and create competitive advantages that help businesses leverage the full value of their existing ERP and legacy systems. Our e-applications provide added value by extending the reach of the ERP to trading partners, for collaborative trading.

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

e-Expenses. This paperless workflow solution enables employees to submit expense reports via the Internet with attached documented receipts. By giving employees access to expense status at all stages of the processing cycle (routing, approval and payment) and by supplying company management with a system wide look into expense behavior, the e-Expenses solution offers a new level of control over and accountability for the cost of the function. e-Expense is fully integrated into Accounts Payable.

e-Forms. e-Forms provides the ability to route specific forms, such as purchase requisitions, purchase orders, invoices, and acknowledgments via e-mail or fax. We believe that e-Forms offers an effective, easy-to-use communication channel to external trading partners. e-Forms provides a secure, self-service link between non-host users and purchasing, requisitioning, accounts payable, accounts receivable, customer order processing and manufacturing systems. Using e-mail with PDF attachments, fax and XML/FTP gateways, this solution’s workflow engine routes documents from host applications. The review, approval and update loop uses HTML formatting and receives instructions interactively.

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

e-Process Management. This solution is designed as a web-based event-driven system that facilitates the sharing of information and the management of business processes across internal departments and among business partners. It automates business procedures (work flows) during which documents, information and tasks are passed from one participant to another in a way that is governed by rules or procedures. e-Process Master File Change Control routes proposed changes for approval before allowing the change to be posted to the database. e-Process Inspection workflows document the purchase receipt inspection, manufacturing work in process inspection and returned material inspection from receipt to disposition with integration to the back-office.

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

New Generation Computing, Inc.

NGC is our wholly-owned subsidiary that provides product solutions for retailers, importers and manufacturers primarily in the apparel, footwear, sewn products and furniture industries. NGC provides functionality that allows customers to improve efficiencies, lower operating costs, reduce supply chain time, meet complex customer requirements, improve supply chain visibility, improve inventory management, and reduce production costs. NGC’s solutions include a 1) Product Lifecycle Management system (PLM), 2) SCM and Global Sourcing, 3) Enterprise Resource Planning (ERP) and 4) Shop Floor Control. All products are completely integrated or can be implemented individually.

Product Lifecycle Management. From concept through adoption, NGC’s PLM software offers productivity improvements during every step of development. NGC’s PLM can be configured to the specific needs of any company and offers productivity improvements in every area of Development. It provides companies with real-time visibility to product data and shares information with Planning, Merchandising, Design, Costing, Sourcing, Manufacturing and Logistics. NGC’s PLM is a flexible, collaborative platform that can be deployed as a stand-alone product development solution or an integrated application within an enterprise.

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

Supply Chain Management and Global Sourcing. NGC’s Supply Chain Management and Global Sourcing software enables real-time collaboration and visibility with vendors and suppliers, and is a powerful web-based application for companies that source and purchase products around the world. Production and logistics information is shared among all members of the extended global supply chain including retailers, vendors, manufacturers, suppliers, contractors, agents, brokers, carriers and freight forwarders.

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

Enterprise Resource Planning. NGC’s ERP system manages the flow of essential information through the enterprise and offers the flexibility to run all types of fashion companies, including manufacturers and importers. The system includes extensive EDI capabilities, materials purchasing and inventory, work order management, WMS, advanced allocation, integrated accounting, and extensive reporting.

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

Staff Augmentation—Other customers call on The Proven Method to provide supplemental management and technical resources for a skill or technical discipline they may not currently possess or if they simply need more of a particular set of skills. The Proven Method enables its customers to leverage their employees who have multiple skills to cover more job functions with fewer resources. Recently, The Proven Method has recruited and staffed very specialized technical resources for its customers to support Big Data and Cloud technologies.

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

Customers

We primarily target businesses in the retail, apparel, consumer packaged goods, chemicals, oil and gas, life sciences, telecommunications, industrial products and other manufacturing industries. A sample of companies that have purchased one or more of our products or services during the past two fiscal years is as follows:

Consumer Goods	Chemicals, Oil & Gas, Life Sciences	Retail & Apparel (cont.)	Retail & Apparel (cont.)
3M Australia	Allnex	Everlast Worldwide	Unifirst Corp
Ashley Furniture	Berry Plastics Corporation	Evy of California	Upper Right Marketing
Avery Dennison Corporation	BP Singapore Pte. Limited	Fam Brands	Urban Outfitters
BodyBuilding.com	Bracco Imagining S.p.A.	Fashion Avenue Knits	Valley Apparel LLC
Boise Paper Holdings, LLC	Chamberlain Group	FGL Group	Vesi Sportswear
Caribou Coffee Company	CooperVision	Finish Line	VF Corporation
Carrie Francis	Dow Chemical Company	Foot Locker, Inc.	W Diamond Group
Cliff Bar & Company	EGO Pharmaceuticals, PTY LTD	G & K Services	Watters
Cott Beverages Limited	Fisher Scientific International	Godiva Chocolatier	Williamson-Dickie Manufacturing
Electrolux S.E.A. Pte Ltd	Genzyme Diagnostics	Goodwill Industries	Wohali Outdoors
Glen Raven, Inc.	Kremers Urban Pharmaceuticals	Grupo M	Wolverine Worldwide
Haddon House Food Products, Inc.	ME Global	GTM Sportswear	Xcel Brands
Hamilton Beach Proctor-Silex	Norgine	International Uniform, Inc.
Hostess Brands	OneMed Holdings	Janouras Custom Design, Ltd.	Manufacturing and Others
Huhtamaki	Sandoz	Jaya Apparel, LLC	Briggs & Stratton
J. R. Simplot Company	Shell Oil Company	Jenny Yoo Collections	Cintas Corporation
Jackson Family Wines	Sigma-Aldrich Corporation	Jerry Leigh Entertainment	Corning Cable Systems
Kelly Moore Paint Company, Inc	Smith & Nephew	Jerzees	Dal-Tile Corporation
L’Oreal	Sunovion Pharmaceuticals, Inc.	Jockey International	Dassault Falcon Jet
Levolor		John Paul Richard	IBM/Synertech
Marquez Brothers International	Retail & Apparel	Jos. A. Banks Clothiers	Ingram Micro
Melissa and Doug	5.11 Tactical	Jump Design Group, Inc.	Intertape Polymer Group
Mizuno USA	A+ School Apparel	Just Fabulous	Johnson Controls
Moen	Abercrombie & Fitch	Lacrosse Footwear	Louisiana-Pacific Corporation
Mohawk Industries	Aeropostale	Land ‘n Sea	Newell Brands
Mondelez International	AGS Sports, Inc.	Landau Uniform	Nuplex Industries
Neatfreak	Aktieselskabet AF	Legendary Whitetails	Pattonair Ltd.
Nestle	Alberto Makali	Liz Claiborne	Parker Hannifin Corporation
Oceana Brands Limited	American Textile	Lord Daniel Sportswear	Reliable Automatic Sprinkler
Pacific World Cosmetics	Ann Taylor	Lucky Zone	Sandvik
Parmalat South Africa	Antartico Comercializadora SA de CV	Manhattan Beachwear, LLC	Seagate Technology LLC
Peninsula Beverage Company	Aramark	Men’s Wearhouse	Seco Tools AB
Polaris Industries	Arizona Nutritional Supplements, LLC	Modell’s Sporting Goods	Siemens Medical Solutions Diagnostics
Procter & Gamble	Armani Exchange, Inc.	Nicole Miller	Sonoco Products
Ranir, LLC	Art Van Furniture	Orchard Brands	Timken
Reckitt Benckisen	Asics	Orvis	Universal Fiber Systems
Reily Foods	Barbeques Galore Limited	Parigi Group	WD40 Company
Rockline Industries	BBC International	Peds Legwear
Sazerac Company	Bernard Cap Co., Inc.	Ralph Lauren	Wholesale Distribution
Stanley Black & Decker	Bestseller Wholesale	Rawlings Sporting Goods	American Hotel Register Company
Ste. Michelle Wines Estates Ltd.	Big Lots!	Red Wing Shoe Company	Amerisource Bergen Specialty Group
Sunny Delight Beverages Company	Billabong International Unlimited	Renfro	Balkamp, Inc.
Taylor Fresh Foods	Bioworld Merchandising	Rocky Brands	ChemPoint
Tillamook County Creamery Association	Biscotti	Spanx	CHF Industries
Zimmer K.K.	Blair Corporation	Spartan Sportswear	Dealer Tire
	Bluestem, Inc.	Sport Obermeyer	Doosan Group
Telecommunications & Utilities	Bobs Discount Furniture	Starbucks	Fastenal Company
Brightstar Corporation	Boots UK, Ltd.	Stony Apparel	Ferguson Enterprises
British Telecom	Broder Brothers	Summit Resource International	Fintyre S.p.A.
KGP Telecommunications	C&A Mexico	Super Amart Pty ltd	GateGroup
Verizon Wireless	California Innovations	Swatfame	Groupe Seb Holdings
	Canada Goose	The ALDO Group	Johnstone Supply
	Carhartt	The Echo Design Group	Screwfix
	Charles River Apparel	The Foschini Group Pty	Standard Motor Products
	Color Image Apparel, Inc.	The Home Depot	Tireco
	Delta Apparel	Tibi	The Gem Group, Inc.
	Destination XL	Tiffany & Co.	Trelleborg Wheel Systems S.p.A.
	Dreamwear, Inc.	Topson Downs	US Autoforce
	Dutch, LLC	Town & Country Living
	Dynasty Apparel	Tristan & America
	Elan International	T-Shirt International

We do not have a customer who has more than 10% of fiscal 2016 revenues. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector customers.

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

Customer Service and Support

We provide the following services and support to our customers:

Cloud and Managed Services. We offer our customers the option to deploy Voyager, Demand Solutions and New Generation Solutions in a SaaS, hosted or on-premise model. Cloud Services provides companies a choice in deployment methodology and services that best suit their individual needs and allows them to evolve as their business changes; moving between SaaS, on-premise, and managed services as their IT strategies transform. Managed Services leverage our resources to assist and augment the customer’s technical and operational needs on a day-to-day basis.

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

Logility’s current release of Logility Voyager Solutions is version 8.5, released in March 2014. Version 8.5 uses an Internet-based architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution and collaborative commerce. Logility Voyager Solutions interfaces with software from leading ERP vendors such as SAP and Oracle.

The current release of the traditional Demand Solutions products is version 11 and the first release of DSX was introduced in February 2010. These products are designed to work with a wide variety of MRP, ERP and legacy enterprise applications.

Our client/server and Internet-based solutions will be important for our long-term growth. As of April 30, 2016, we employed 88 persons in product research, development and enhancement activities.

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

We also expect to face additional competition as other established and emerging companies enter the market for advanced retail planning and supply chain management software and/or introduce new products and technologies. In addition, current and potential competitors have made and may continue to make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in fewer customer orders, reduced gross margins and loss of market share.

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

Company Strategy

Our objective is to become a leading provider of collaborative supply chain optimization, advanced retail planning and enterprise-wide ERP solutions to enable small, midsize, large and Fortune 500 companies to optimize their operations associated with the planning, sourcing, manufacture, storage, and distribution of products. Our strategy includes the following key elements:

Leverage and Expand Installed Base of Customers. We currently target businesses in the consumer goods, food and beverage, retail, apparel and sewn products, life sciences, chemicals, and wholesale distribution industries. We intend to continue to leverage our installed base of more than 1,350 customers to introduce additional functionality, product upgrades, and complementary modules. In addition, we intend to expand sales to new customers in our existing vertical markets and to target additional vertical markets over time. We will continue our focus on offering a best-in-class cloud solution and expect the growth trends we have experienced in this area to continue because many new and existing customers are pursuing cloud strategies for their business applications.

Continue to Expand Sales and Marketing. We intend to continue to pursue an increased share of the market for SCM and ERP software solutions by expanding our sales and marketing activities. We believe our competitive advantages include providing rapid implementation, easy-to-maintain configuration, and quick time-to-benefit across the full spectrum of customer operations. Logility intends to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, retail, life sciences, wholesale distribution and manufacturing supply chains. NGC Software intends to continue to focus on the apparel, footwear, sewn products, and furniture industries, adding sales and marketing resources when appropriate.

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

Acquire or Invest in Complementary Businesses, Products and Technologies. We believe that select acquisitions or investments may provide opportunities to broaden our product offering to provide more advanced solutions for our target markets. We will evaluate acquisitions or investments that will provide us with complementary products and technologies, expand our geographic presence and distribution channels, penetrate additional vertical markets with challenges and requirements similar to those we currently meet, and further solidify our leadership position within the SCM market. In fiscal 2015, we acquired MID Retail, Inc. (“MRI”), announced on May 30, 2014, to extend our reach into retail operations and expand our ability to help customers improve their Omni-Channel performance.

Focus on Integrated Collaborative Planning and Supply Chain Execution Solution. We believe Logility is one of the few providers of truly integrated SCM software solutions addressing demand, supply and advanced retail planning as well as transportation logistics requirements. Logility Voyager Solutions provides a comprehensive suite for supply chain planning and transportation management with collaboration at its core, streamlining business processes between both internal and external trading partners. We intend to continue focusing Logility’s development initiatives on enhancing its end-to-end solution, expanding its embedded performance management architecture and introducing additional capabilities that complement its integrated solution suite.

Increase Penetration of International Markets. In the fiscal year ended April 30, 2016, we generated 17% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. Logility, along with its subsidiary, DMI, has over 66 VARs in its indirect channel where the majority of the VARs are international. This experienced global distribution network expands Logility’s reach and provides sales, implementation and support resources, serving customers in more than 80 countries. We intend to further expand our international presence by creating additional relationships with distributors in Africa, Asia, Australia, Europe, North America and South America.

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

Leverage Cloud Strategy. Our cloud computing initiative accelerates customer’s deployment of our industry leading supply chain and advanced retail planning solutions. Our cloud strategy includes SaaS licensing and services designed to enable the optimization of the customer’s supply chain to reflect their global business needs.

Serve Small, Midsize and Large Business Markets. Our broad product portfolio allows us to address the unique business needs and complexity of a wide range of enterprises with small, midsize and large global operations.

There can be no assurance, however, that we will be successful in implementing the strategies outlined above.

Employees

As of April 30, 2016, we had 420 full-time employees, including 88 in product research, development and enhancement, 50 in customer support, 172 in professional services, 79 in marketing, sales and sales support, and 31 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

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

Our revenues and profitability depend on the overall demand for our software, professional services and maintenance services. Regional and global changes in the economy and financial markets, such as the severe global economic downturn in 2008 followed by a slow and relatively weak recovery, have resulted in companies reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. Adverse conditions in credit markets, lagging consumer confidence and spending, the fluctuating cost of fuel and commodities and their effects on the U.S. and global economies and markets are examples of negative factors that have delayed or canceled certain potential customer purchases. Furthermore, the uncertainty posed by the long-term effects of conflicts in the Middle East, terrorist activities, related uncertainties and risks, and other geopolitical issues may also adversely affect the purchasing decisions of current or potential customers. Weakness in European economies may adversely affect demand for our products and services, both directly and by adversely affecting business conditions that our customers face, as many of our U.S. customers rely heavily on European sales. There can be no assurance that government responses to the disruptions in the financial markets or to weakened economies will sufficiently restore confidence, stabilize markets or increase liquidity and the availability of credit.

We are a technology company selling technology-based solutions with total pricing, including software and services, in many cases exceeding $500,000. Reductions in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our solutions. These economic and political conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, or to renew existing post-contract support agreements, or their ability to pay for our products and services after purchase. Future declines in demand for our products or services, or a broadening or protracted extension of these conditions would have a significant negative impact on our revenues and operating results.

There may be an increase in customer bankruptcies due to weak economic conditions.

We have in the past, and may in the future, be affected by customer bankruptcies that occur in periods subsequent to the software license sale. During weak economic conditions there is an increased risk that some of our customers will file a petition for bankruptcy. When our customers file a petition for bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in some of these instances be large, due to extended payment terms for software license fees and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-day preference period. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, as the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.

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

The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased, in part as a result of the slow growth in investment in IT software as a result in slow overall GDP growth within the United States and other geographic regions in which we operate. We expect this intensity of competition to increase in the future. Our current and potential competitors have made and may continue to make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Any significant consolidation among ERP or supply chain software companies could adversely affect our competitive position. Increased competition has resulted and in the future could result in price reductions, lower gross margins, longer sales cycles and loss of market share. Each of these developments could have a material adverse effect on our operating performance and financial condition.

Many of our current and potential competitors have significantly greater resources than we do, and therefore we may be at a disadvantage in competing with them.

We directly compete with other supply chain software vendors, including SAP, Oracle Corporation, JDA Software Group, Kinaxis, Inc., Infor, Inc., Manhattan Associates and others. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The ERP software market has experienced significant consolidation. This consolidation has included numerous mergers and acquisitions, including takeovers such as the SAP AG’s acquisitions of Triversity, Inc. and Khimetics. Inc. and RedPrairie’s merger with JDA Software, Inc. It is difficult to estimate what long-term effect these acquisitions will have on our competitive environment. We have encountered competitive situations where we suspect that large competitors, in order to encourage customers to purchase licenses of non-retail specific applications and gain retail market share, have also offered to license at no charge certain retail software applications that compete with our solutions. If competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge, this may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers against our current or future competitors, or that such competition will not have a material adverse effect on our business, operating results and financial condition. Also, some prospective buyers are reluctant to purchase applications that could have a short lifespan, as an acquisition could result in the application’s life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from a larger vendor than us since those larger vendors offer a wider range of products. Furthermore, some of these larger vendors, such as Oracle, may be capable of bundling their software with their database applications, which underlie a significant portion of our installed applications. When we compete with these larger vendors for new customers, we believe that these larger businesses often attempt to use their size as a competitive advantage against us.

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

We also face competition from the corporate IT departments of current or potential customers capable of internally developing solutions and we compete with a variety of more specialized software and services vendors, including:

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

The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products or services in an effort to recapture or gain market share or to sell other products or services, we may need to lower prices or offer other favorable terms in order to compete successfully. For these and other reasons, in the future we may choose to make changes to our pricing practices. For example, we may (1) offer additional discounts to customers, (2) increase (or decrease) the use of pricing that involves periodic fees based on the number of users of a product, or (3) change maintenance pricing. Such changes could materially and adversely affect our margins, and our revenues may be negatively affected if our competitors are able to recapture or gain market share.

RISK FACTORS RELATED TO OUR OPERATIONS

Our growth is dependent upon the successful further development of our direct and indirect sales channels.

We believe that our future growth also will depend on developing and maintaining successful strategic relationships with systems integrators and other technology companies. Our strategy is to continue to increase the proportion of customers served through these indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop these indirect channels. This investment could adversely affect our operating results if these efforts do not generate license and service revenue necessary to offset our investment. Also, our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels will reduce our consulting service revenues, as the third-party systems integrators generally provide these services. As indirect sales increase, our direct contact with our customer base will decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, these systems integrators and third-party software providers may develop, acquire or market products competitive with our products. Our strategy of marketing our products directly to customers and indirectly through systems integrators and other technology companies may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent that different systems integrators target the same customers, systems integrators may also come into conflict with each other. Any channel conflicts that develop may have a material adverse effect on our relationships with systems integrators or harm our ability to attract new systems integrators.

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

We believe the retail industry remains relatively cautious in its level of investment in IT when compared to other industries. We remain concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain markets, especially if such weak economic conditions persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively affect our revenues, including potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongation of our selling cycles, and reduction in the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could adversely affect our business, our quarterly or annual operating results and our financial condition.

We have observed that the retail industry may be consolidating and that the industry is currently experiencing increased competition in certain geographic regions that could negatively affect the industry and our customers’ ability to pay for our products and services. Such consolidation has in the past, and may in the future, negatively impact our revenues and reduce the demand for our products, and may adversely affect our business, operating results and financial condition.

We may derive a significant portion of our revenues in any quarter from a limited number of large, non-recurring license sales.

We expect to continue to experience from time-to-time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that purchasing our products is relatively discretionary and generally involves a significant commitment of a customer’s capital resources. Therefore, a downturn in any customer’s business could result in order cancellations that could have a significant adverse impact on our revenues and quarterly results. Moreover, continued uncertainty about general economic conditions could precipitate significant reductions in corporate spending for IT, which could result in delays or cancellations of orders for our products.

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

We derive a significant portion of our services revenues, and total revenues, from a small number of customers using our services for product enhancement and other optional services. If these customers were to discontinue or delay the usage of these services, or obtain these services from a competitor, our services revenues and total revenues would be adversely affected. Customers may delay or terminate implementation of our services due to budgetary constraints related to economic uncertainty, dissatisfaction with product quality, the difficulty of prioritizing numerous IT projects, changes in business strategy, personnel or priorities, or for other reasons. Such customers may be less likely to invest in additional software in the future and to continue to pay for software maintenance. Since our business relies to a large extent upon sales to existing customers and since maintenance and services revenues are key elements of our revenue base, any reduction in these sales or these maintenance and services payments could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

There are several accounting standards and interpretations covering revenue recognition for the software industry. (See Recent Accounting Pronouncements on page 47). These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we currently comply with these standards.

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

Our future growth depends upon our ability to develop and sustain relationships with complementary vendors to market and implement our software products, and a failure to develop and sustain these relationships could have a material adverse effect on our operating performance and financial condition.

We are developing, maintaining and enhancing significant working relationships with complementary vendors, such as software companies, consulting firms, resellers and others that we believe can play important roles in marketing our products and solutions. We are currently investing, and intend to continue to invest, significant resources to develop and enhance these relationships, which could adversely affect our operating margins. We may be unable to develop relationships with organizations that will be able to market our products effectively. Our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. Many of the organizations with which we are developing or maintaining marketing relationships have commercial relationships with our competitors. There can be no assurance that any organization will continue its involvement with us and our products. The loss of relationships with such organizations could materially and adversely affect our operating performance and financial condition.

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

We continually evaluate potential acquisitions of complementary businesses, products and technologies. We have in the past acquired and invested, and may continue to acquire or invest, in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies. Acquisitions, joint ventures, strategic alliances, and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. Risks commonly encountered in such transactions include:

•	the risk that an acquired company or assets may not further our business strategy or that we paid more than the company or assets were worth;

•	the difficulty of assimilating the operations and retaining and motivating personnel of an acquired company;

•	the risk that we may not be able to integrate acquired technologies or products with our current products and technologies;

•	the potential disruption of our ongoing business and the diversion of our management’s attention from other business concerns;

•	the inability of management to maximize our financial and strategic position through the successful integration of an acquired company;

•	adverse impact on our annual effective tax rate;

•	dilution of existing equity holders caused by capital stock issuance to the shareholders of an acquired company or stock option grants to retain employees of an acquired company;

•	difficulty in maintaining controls, procedures and policies;

•	potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

•	the impairment of relationships with employees and customers;

•	potential assumption of liabilities of our acquisition targets;

•	significant exit or impairment charges if products acquired in business combinations are unsuccessful; and

•	issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through our due diligence process.

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

A significant portion of our research and development activities and certain other critical business operations are concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

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

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. As we grow our international operations, we may need to recruit and hire new consulting, product development, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels, as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost-effective manner. If we have to downsize certain international operations, particularly in Europe, the costs to do so are typically much higher than downsizing costs in the United States. The following factors, among others, could have an adverse impact on our business and earnings:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities including, without limitation, software localization requirements;

•	failure to properly comply with U.S. laws and regulations relating to the export of our products and services;

•	compliance with multiple and potentially conflicting regulations in Europe, Asia and North America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	longer collection cycles;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities, particularly throughout Europe;

•	reduced protection for intellectual property rights in some countries;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to conflicts in the Middle East and other American policies that may be unpopular in certain countries;

•	increasing political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries;

•	difficulties in enforcing agreements through foreign legal systems;

•	fluctuations in exchange rates that may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency;

•	changes in general economic and political conditions in countries where we operate;

•	potential labor strikes, lockouts, work slowdowns and work stoppages; and

•	restrictions on downsizing operations in Europe and expenses and delays associated with any such activities.

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

One of the features of our software applications is the ability to develop and maintain profiles of customers for use by businesses. Typically, these products capture profile information when customers and employees visit an Internet web site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although we have designed our products to operate with applications that protect user privacy, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. If we cannot adequately address customers’ privacy concerns, these concerns could materially and adversely harm our business, financial condition and operating results.

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

Maintaining the security of computers and computer networks is an issue of critical importance for our customers. Attempts by experienced computer programmers, or hackers, to penetrate client network security or the security of web sites to misappropriate confidential information have become an industry-wide phenomenon that affects computers and networks across all platforms. We have included security features in certain of our Internet browser-enabled products that are intended to protect the privacy and integrity of customer data. In addition, some of our software applications use encryption technology to provide the security necessary to affect the secure exchange of valuable and confidential information. Despite these security features, our products may be vulnerable to break-ins and similar problems caused by hackers, which could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Actual or perceived security vulnerabilities in our products (or the Internet in general) could lead some customers to seek to reduce or delay future purchases or to purchase competitors’ products which are not Internet-based applications. Customers may also increase their spending to protect their computer networks from attack, which could delay adoption of new technologies. Any of these actions by customers and the cost of addressing such security problems may have a material adverse effect on our business.

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

One stockholder beneficially owns a substantial portion of our stock, and as a result exerts substantial control over us.

As of July 1, 2016, James C. Edenfield, Executive Chairman, Treasurer and a Director of the Company, beneficially owned 1,821,587 shares, or 73.24%, of our Class B common stock, and 238,600 shares, or 0.89%, of our Class A common stock. If all of Mr. Edenfield’s Class B shares were converted into Class A shares, Mr. Edenfield would beneficially own 2,060,187 Class A shares, which would represent approximately 7.2% of all outstanding Class A shares after giving effect to such conversion. As a result of Mr. Edenfield’s ownership of Class B common stock, he has the right to elect a majority of our Board of Directors. Moreover, Mr. Edenfield and a member of his immediate family constitute two of the five members of the Board, and thus have significant influence in directing the actions of the Board of Directors. Such control and concentration of ownership may discourage a potential acquirer from making a purchase offer that other shareholders might find favorable, which in turn could adversely affect the market price of our common stock

Our articles of incorporation and bylaws and Georgia law may inhibit a takeover of our company.

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

Because of Mr. Edenfield’s controlling interest, we are a “controlled company” within the meaning of the rules governing companies with stock quoted on the NASDAQ Global Select Market. Under these rules, a “controlled company” is a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. As a controlled company, we are exempt from certain corporate governance requirements, including requirements that: (1) a majority of the board of directors consist of independent directors; (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors; and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. Our Board of Directors does not have a majority of independent directors, and our compensation committee is not required to consist entirely of independent directors. We are not required to have, and have not chosen to establish, a nominating committee. Accordingly, our procedures for approving significant corporate decisions are not subject to the same corporate governance requirements as non-controlled companies with stock quoted on the NASDAQ Global Select Market.

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

On May 11, 2016, our Board of Directors declared quarterly dividends of $0.11 per share, payable to our Class A and Class B common stockholders. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. However, our dividend policy may be affected by, among other things, our views on business conditions, our financial position, earnings, earnings outlook, capital spending plans and other factors that our Board of Directors considers relevant at that time. Our dividend policy has changed in the past and may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on the market price of our common stock.

The price of our common stock may decline due to shares eligible for future sale or actual future sales of substantial amounts of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Current directors and executive officers of the Company as a group beneficially owned approximately 6.11% of our Class A shares as of June 30, 2016. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

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

Trading Market

Our Class A Common Shares are listed on the NASDAQ Global Select Market under the symbol “AMSWA”. As of July 1, 2016, there were 9,434 holders of Class A shares who held their stock either individually or in nominee or “street” names through various brokerage firms, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years, as well as the amount of cash dividends declared in each quarter:

	High	Low	Cash Dividends Declared
Fiscal Year 2016
First Quarter	$10.07	$8.79	$0.10
Second Quarter	10.45	8.39	0.10
Third Quarter	11.14	9.16	0.10
Fourth Quarter	9.73	8.67	0.10

Fiscal Year 2015
First Quarter	$10.32	$8.81	$0.10
Second Quarter	9.67	8.65	0.10
Third Quarter	9.74	8.29	0.10
Fourth Quarter	10.40	8.45	0.10

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2016:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,489,857	$8.58	921,643

Dividend Policy

Since the third quarter of fiscal 2013, our Board of Directors has declared quarterly dividends of $0.10 per share. On May 11, 2016, our Board of Directors increased the quarterly dividends to $0.11 per share, payable to our Class A and Class B common stockholders. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. The continuation of this policy, and payment of future cash dividends, will be at the sole discretion of the Board of Directors. In exercising this discretion, the Board of Directors will consider our profitability, financial condition, cash requirements, future prospects and other relevant factors. Our dividend policy has changed in the past and may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts.

Stock Price Performance Graph

The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the NASDAQ Composite Index and a peer group index on a quarterly basis. The graph reflects the investment of $100 on April 30, 2011 in the Company’s stock, the NASDAQ Stock Market-US Companies (“NASDAQ Composite Index”) and in the NASDAQ Computer Index, a published industry peer group index. The NASDAQ Computer Index consists of approximately 327 NASDAQ-listed companies, including computer hardware and software companies that furnish computer programming and data processing services and firms that produce computers, office equipment, and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2016.

	FY 2011	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016
American Software(a)	$100	$111	$120	$142	$150	$141
NASDAQ Composite	100	106	116	143	172	166
NASDAQ Computer Index	100	113	112	141	172	168

(a)	This series includes dividends paid over the disclosed period.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2016:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2016 through February 29, 2016	5,000	$8.96	—	953,787
March 1, 2016 through March 31, 2016	7,466	$8.92	—	946,321
April 1, 2016 through April 30, 2016	—	$—	—	946,321

Total Fiscal 2016 Fourth Quarter	12,466	$8.93	—	946,321

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Transfer Agent

American Stock Transfer & Trust Company LLC

6201 15th Ave.

Brooklyn, NY 11219

Toll free: (800) 937-5449

Local & international: (718) 921-8124

http://www.amstock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the Class A common shares of American Software, Inc:

Archipelago Stock Exchange	Maxim Group LLC

ARXIS Securities LLC	Merrill Lynch, Pierce, Fenner

Barclays Capital Inc.	Morgan Stanley & CO. LLC

Bats Trading, Inc.	NASDAQ Execution Services LLC

BNY Mellon Capital Markets	NASDAQ OMX PHLX LLC

CANACCORD GENUITY INC.	Needham & Company, LLC

Cantor, Fitzgerald & Co.	RBC Capital Markets, LLC

Citadel Securities LLC	Riley & Co

Citigroup Global Markets Inc.	Stifel Nicolaus & Co.

Direct Edge ECN LLC	SunTrust Capital Markets Inc

G1 Execution Services, LLC	Susquehanna Financial Group,

Goldman, Sachs & Co.	Two Sigma Securities, LLC

IMC Financial Markets	UBS Securities LLC

Jefferies LLC	Wall Street Investor Services

KCG Americas LLC	Wolverine Securities, LLC

Latour Trading LLC

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended April 30, 2016, 2015, 2014, 2013, and 2012 is derived from our audited consolidated financial statements.

Consolidated Statements of Operations Data:

	Years Ended April 30,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Revenues:
License fees	$22,043	$16,748	$20,011	$21,184	$27,826
Services and other	51,099	47,215	44,377	45,323	42,380
Maintenance	40,747	38,910	36,213	33,960	32,430

Total revenues	113,889	102,873	100,601	100,467	102,636

Cost of revenues:
License fees	7,688	7,675	4,043	6,026	7,142
Services and other	37,100	34,204	31,645	31,870	31,101
Maintenance	9,441	8,580	8,027	7,664	7,597

Total cost of revenues	54,229	50,459	43,715	45,560	45,840

Gross margin	59,660	52,414	56,886	54,907	56,796
Operating expenses:
Research and development costs	11,248	11,088	9,074	8,882	8,226
Sales and marketing expense	22,164	18,667	20,414	19,829	18,797
General and administrative expenses	12,449	12,923	12,401	11,911	13,070
Amortization of acquisition-related intangibles	272	394	472	501	535

Total operating expenses	46,133	43,072	42,361	41,123	40,628

Operating income	13,527	9,342	14,525	13,784	16,168
Other income, net	1,173	1,060	1,372	1,741	1,103

Earnings before income taxes	14,700	10,402	15,897	15,525	17,271
Income tax expense	4,458	2,274	5,566	5,114	5,928

Net earnings	$10,242	$8,128	$10,331	$10,411	$11,343

Earnings per common share(a):
Basic	$0.36	$0.29	$0.37	$0.38	$0.43

Diluted	$0.35	$0.28	$0.37	$0.38	$0.42

Weighted average common shares—Basic	28,727	28,283	27,636	27,173	26,455
Diluted	29,005	28,614	28,111	27,629	27,098
Cash dividends declared	$0.40	$0.40	$0.30	$0.48	$0.36
Consolidated Balance Sheet Data:
Cash and cash equivalents	$49,004	$44,655	$55,803	$41,164	$39,111
Investments—short and long term	$28,881	$30,740	$23,771	$25,260	$27,759
Working capital	$54,801	$46,340	$58,820	$51,088	$50,109
Total assets	$136,724	$134,266	$131,220	$113,070	$116,553
American Software, Inc. shareholders’ equity	$94,894	$92,926	$92,560	$83,244	$83,030

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.35, $0.29, $0.37, $0.38, and $0.43 for the years ended April 30, 2016, 2015, 2014, 2013, and 2012, respectively. See Note 1(r) to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements for the fiscal year ended April 30, 2016, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability, bad debts, capitalized software costs, goodwill, intangible asset measurement and impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition. We recognize revenue predominantly in accordance with the Software Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, training, SaaS, hosting and managed services. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. Furthermore, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we (1) act as principal in the transaction, (2) take title to the products, (3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded on a gross basis.

Generally, our software products do not require significant modification or customization. Installation of the products is routine and is not essential to their functionality. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established VSOE for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those sold with the initial license fee, based on VSOE, and recognize the revenue ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. SaaS revenues are recognized ratably over the subscription term because the Company is unable to establish VSOE and separate the various elements. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees.

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

Valuation of Long-Lived and Intangible Assets. We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification. For fiscal 2016, we opted to perform a qualitative assessment to test a reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the impairment. Our reporting units are consistent with our operating segments or one level below, as identified in Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

In accordance with the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification, long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a triggering event was identified, recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ significantly. Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2016, our goodwill balance was $18.7 million and our intangible assets with definite lives balance was $1.9 million, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with the Costs of Software to be Sold, Leased, or Marketed Topic of the FASB Accounting Standards Codification. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, we capitalize all software development costs and report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. There was no impairment charge related to capitalized computer software during the years ended April 30, 2016, 2015 and 2014. At April 30, 2016 and 2015, our capitalized software balance was $9.1 million and $9.8 million, respectively, net of accumulated amortization. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

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

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2016, 2015, and 2014 and the percentage increases and decreases in those items for the years ended April 30, 2016 and 2015:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
License	19%	16%	20%	32%	(16)%
Services and other	45	46	44	8	6
Maintenance	36	38	36	5	7

Total revenues	100	100	100	11	2

Cost of revenues:
License	7	8	4	—	90
Services and other	33	33	31	8	8
Maintenance	8	8	8	10	7

Total cost of revenues	48	49	43	7	15

Gross margin	52	51	57	14	(8)

Research and development	10	11	9	1	22
Sales and marketing	19	18	20	19	(9)
General and administrative	11	13	13	(4)	3

Total operating expenses	40	42	42	7	2

Operating income	12	9	15	45	(36)
Other income:
Interest income	1	1	1	10	31
Other, net	—	—	—	2	nm

Earnings before income taxes	13	10	16	41	(35)
Income tax expense	4	2	6	96	(59)

Net earnings	9%	8%	10%	26%	(21)%

nm—not meaningful

Economic Overview and Significant Trends in Our Business

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in U.S. and global credit markets. In recent years, the weakness in the overall global economy and the U.S. economy in particular has resulted in reduced expenditures in the business software market. In April 2016, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2016 and 2017 world economic growth forecast. The update noted that, “Global recovery continues, but at an ever slowing and increasingly fragile pace. The months since the last World Economic Outlook have seen a renewed episode of global asset market volatility, some loss of growth momentum in the advanced economies, and continuing headwinds for emerging market economies and lower-income countries. The baseline projection for global growth in 2016 is a modest 3.2 percent, broadly in line with last year, and a 0.2 percentage point downward revision relative to the January 2016 World Economic Outlook (WEO) Update. The recovery is projected to strengthen in 2017 and beyond, driven primarily by emerging market and developing economies, as conditions in stressed economies start gradually to normalize. But uncertainty has increased, and risks of weaker growth scenarios are becoming more tangible. The fragile conjuncture increases the urgency of a broad-based policy response to raise growth and manage vulnerabilities.”

For fiscal 2017, we expect the global economy to improve when compared to the prior year, which could result in an improved selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment when compared to the period prior to the last recession. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of the deferred income taxes. The ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a tax-paying component of an entity. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but may be adopted earlier, and applied either prospectively or retrospectively. The Company adopted this guidance in the fourth quarter of fiscal 2016, reporting on a prospective basis for the annual period ended April 30, 2016. Periods prior to May 1, 2015 have not been adjusted.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, to improve the accounting for employee share-based payments. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, and additional paid-in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. It also makes several changes to the accounting for forfeitures and employee tax withholding on share-based compensation. This guidance is effective for annual periods beginning after December 16, 2016, and interim periods within those annual periods, but may be adopted earlier. The Company adopted this guidance in the fourth quarter of fiscal 2016 for the annual period ended April 30, 2016. Periods prior to May 1, 2015 have not been adjusted.

Market Conditions by Operating Segment

We operate and manage our business in three segments based on software and services provided in three key product markets: (1) SCM, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (2) ERP, which automates customers’ internal financing, human resources, and manufacturing functions; and (3) IT Consulting, which consists of IT staffing and consulting services. The SCM segment represents the business of Logility, as well as its subsidiary, DMI.

Our SCM segment experienced a 16% increase in revenues during fiscal 2016 when compared to fiscal 2015, due primarily to a 28% increase in services and other revenues, a 27% increase in license fees and a 4% increase in maintenance revenue. The ERP segment revenues increased 20% in fiscal 2016 when compared to fiscal 2015, primarily due to a 65% increase in license fees, a 12% increase in services and other revenues and a 7% increase in maintenance revenues.

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

Our IT Consulting segment experienced an approximately 6% decrease in revenues in fiscal 2016 when compared to fiscal 2015 and an increase in revenues of approximately 3% in fiscal 2015 when compared to fiscal 2014, due primarily to a fluctuations in IT staffing work at our largest customer and in fiscal year 2016 a decrease in customer project work. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. In the past this trend has resulted in increased business for this segment. However, there is a countervailing trend to outsourcing IT to international markets that historically have been more price competitive than domestic sources like ourselves. Our largest customer comprised 38% of our IT Consulting revenues in fiscal 2016, 34% in fiscal 2015 and 39% in fiscal 2014. The loss of this customer would negatively and materially affect our IT Consulting business.

REVENUES

	Years Ended April 30,
	2016	2015	2014	% Change		% of Total Revenues
				2016 to 2015	2015 to 2014	2016	2015	2014
	(in thousands)
License	$22,043	$16,748	$20,011	32%	(16)%	19%	16%	20%
Services and other	51,099	47,215	44,377	8%	6%	45%	46%	44%
Maintenance	40,747	38,910	36,213	5%	7%	36%	38%	36%

Total revenues	$113,889	$102,873	$100,601	11%	2%	100%	100%	100%

For the year ended April 30, 2016, the 11% increase in total revenues was attributable primarily to a 32% increase in license revenue, an 8% increase in services and other revenues and a 5% increase in maintenance revenues.

For the year ended April 30, 2015, the 2% increase in total revenues was attributable primarily to a 7% increase in maintenance revenues and a 6% increase in services and other revenues. This was offset by a 16% decrease in license fees.

Due to intensely competitive markets, we discount license fees from our published list price due to pricing pressure in our industry. Numerous factors contribute to the amount of the discounts provided, such as previous customer purchases, the number of customer sites utilizing the software, the number of modules purchased and the number of users, type of platform deployment, as well as the overall size of the contract. While all these factors affect the discount amount of one contract, the overall percentage discount has not materially changed in the recent reported fiscal periods.

The change in our revenues from period to period is primarily due to the volume of products and related services sold in any period and the amounts of products or modules purchased with each sale.

International revenues represented approximately 17% of total revenues for the year ended April 30, 2016, 16% of total revenues for the year ended April 30, 2015, and 17% for the year ended April 30, 2014. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

License revenues

	Years Ended April 30,
	2016	2015	2014	% Change
				2016 to 2015	2015 to 2014
	(in thousands)
Enterprise Resource Planning	$3,659	$2,215	$2,319	65%	(4)%
Supply Chain Management	18,384	14,533	17,692	27%	(18)%

Total license revenues	$22,043	$16,748	$20,011	32%	(16)%

For the year ended April 30, 2016, license fee revenues increased by 32% when compared to the previous year due to an improved selling environment and sales execution at our SCM and ERP units. Logility experienced a 27% increase in license fees partly due to an improvement in the overall business investment environment and partly due to an increase in sales headcount and execution. Logility, including its DMI subsidiary, constituted 83%, 87% and 88% of our total license fee revenues for the years ended April 30, 2016, 2015 and 2014, respectively.

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

License fees from our ERP segment, which includes NGC, increased 65% in fiscal 2016, primarily due to an increase in license fee sales to the apparel and retail industries as well as an increase in several transactions on our ERP legacy platform. License fees from our ERP segment, which includes NGC decreased in fiscal 2015, primarily due to a decrease in license fee sales to the apparel and retail industries also as a result of uncertainty in the direction of the global economy. License fees from our ERP segment, which includes NGC, increased in fiscal 2014, primarily due to an increase in our legacy license fee sales.

The direct sales channel provided approximately 79% of license fee revenues for the year ended April 30, 2016, compared to approximately 70% in fiscal 2015 and 73% in fiscal 2014. The increase in direct license fees from fiscal 2015 to fiscal 2016 was largely the result of improved sales environment and execution in our direct channel which tends to be larger size transactions. The decrease in direct license fees from fiscal 2014 to fiscal 2015 was largely the result of several direct channel customer contracts that included Logility Cloud Services that require revenue to be deferred over the life of the contracted period.

For the year ended April 30, 2016, our margins after commissions on direct sales were approximately 85%, and our margins after commissions on indirect sales were approximately 48%. For the year ended April 30, 2015, our margins after commissions on direct sales were approximately 85%, and our margins after commissions on indirect sales were approximately 42%. For the year ended April 30, 2014, our margins after commissions on direct sales were approximately 81%, and our margins after commissions on indirect sales were approximately 51%. The margins after commissions were relatively consistent in a range between 81% and 85% for direct and 42% and 51% for indirect sales. DMI is the source of the bulk of our indirect sales and the commission percentage varies based on whether the sale is domestic or international. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

Services and other revenues

	Years Ended April 30,
	2016	2015	2014	% Change
				2016 to 2015	2015 to 2014
	(in thousands)
Enterprise Resource Planning	$4,676	$4,173	$4,488	12%	(7)%
Supply Chain Management	22,510	17,598	15,136	28%	16%
IT Consulting	23,913	25,444	24,753	(6)%	3%

Total services and other revenues	$51,099	$47,215	$44,377	8%	6%

The 8% increase in services and other revenues for the year ended April 30, 2016 when compared to fiscal 2015 was due primarily to a 28% increase at our SCM segment due to an increase in utilization from project implementation services and services revenue related to our Logility Cloud Services area. Our ERP segment increased 12% in services and other revenues for the year ended April 30, 2016 when compared to fiscal 2015 as a result of higher implementation project work at NGC from the recent increase in license fee revenue. This increase in revenue was partially offset by a 6% decrease in our IT Consulting segment due to the timing of project work.

The 6% increase in services and other revenues for the year ended April 30, 2015 when compared to fiscal 2014 was due primarily to a 16% increase at our SCM segment due to an increase in utilization from project implementation services and services revenue related to our Logility Cloud Services area. The overall service revenue increased also due to a 3% increase in our IT Consulting segment due to its customers’—particularly its primary customer’s—increased utilization of outside contractors. This increase in revenue was partially offset by a 7% decrease from our ERP segment as a result of lower implementation project work at NGC.

In our software segments, we have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services. Thus, it is not necessary for the proportion of customers purchasing implementation services to increase if the amount of license fees increased in recent quarters.

Maintenance revenues

	Years Ended April 30,
	2016	2015	2014	% Change
				2016 to 2015	2015 to 2014
	(in thousands)
Enterprise Resource Planning	$5,312	$4,975	$4,710	7%	6%
Supply Chain Management	35,435	33,935	31,503	4%	8%

Total maintenance revenues	$40,747	$38,910	$36,213	5%	7%

The 5% increase in total maintenance revenues for the year ended April 30, 2016 was primarily due to a 4% increase in maintenance revenues from our SCM segment as a result of improved maintenance renewal rates and an increase in revenue from recent license fee revenue. The increase was also due to a 7% increase in our ERP segment from higher maintenance renewal rates and higher license fee revenue.

The 7% increase in total maintenance revenues for the year ended April 30, 2015 was primarily due to an 8% increase in maintenance revenues from our SCM segment as a result of improved maintenance renewal rates and an increase in revenue from our acquisition of MRI in May, 2014, which added approximately $1.2 million maintenance revenues in fiscal 2015. The increase was also due to a 6% increase in our ERP segment from higher maintenance renewal rates.

Logility’s maintenance revenues constituted 87% of total maintenance revenues for the years ended April 30, 2016, 2015 and 2014. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Years Ended April 30,
	2016		2015		2014
	(in thousands)
Gross margin on license fees	$14,355	65%	$9,073	54%	$15,968	80%
Gross margin on services and other	13,999	27%	13,011	28%	12,732	29%
Gross margin on maintenance	31,306	77%	30,330	78%	28,186	78%

Total gross margins	$59,660	52%	$52,414	51%	$56,886	57%

The increase in total gross margin percentage for the year ended April 30, 2016 was primarily due to the increase in gross margin percentage on license fees. This was partially offset by a slight decrease in services and other gross margins and in maintenance gross margins when compared to the prior year. The decrease in total gross margin percentage for the year ended April 30, 2015 was primarily due to the decrease in gross margin percentage on license fees and to a lesser extent the slight decrease in services and other gross margins.

Gross Margin on License Fees

The increase in license fee gross margin percentage for the year ended April 30, 2016 when compared to fiscal 2015 was primarily due to the 32% increase license fees in fiscal 2016 when compared to the prior year. We expect capitalized software amortization expense to remain relatively consistent in fiscal 2017 when compared to fiscal 2016.

The decrease in license fee gross margin percentage for the year ended April 30, 2015 when compared to fiscal 2014 was due primarily to higher capitalized software amortization expense (approximately $2.7 million increase in fiscal 2015 when compared to fiscal 2014) due to the release of our Voyager 8.5 product at the end of the fourth quarter of fiscal 2014 and lower license fees in fiscal 2015 when compared to fiscal 2014.

License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

Gross Margin on Services and Other

For the year ended April 30, 2016, our gross margin percentage on services and other revenues decreased from 28% in fiscal 2015 to 27% in fiscal 2016, due to lower gross margins at our IT Consulting segment, The Proven Method, Inc., as its services gross margin decreased to 18% in fiscal 2016 compared to 21% in fiscal 2015, as a result of lower contracted hourly billing rates and the timing of project work. Our ERP segment services gross margin were 20% in fiscal 2016 and 2015 and our SCM segment services gross margin were 39% in fiscal 2016 and 2015.

For the year ended April 30, 2015, our gross margin percentage on services and other revenues decreased from 29% in fiscal 2014 to 28% in fiscal 2015, primarily due to lower gross margins at our ERP segment, as services gross margin decreased from 26% in fiscal 2014 compared to 20% in fiscal 2015 due to lower services revenue and billing utilization rates and at our IT Consulting segment, The Proven Method, Inc., as its services gross margin decreased to 21% in fiscal 2015 compared to 23% in fiscal 2014, as a result of lower contracted hourly billing rates. This was partially offset by our SCM segment, as Logility’s gross margin increased from 38% in fiscal 2014 compared to 39% in fiscal 2015 due to increased billing at higher utilization rates.

As discussed above, our IT Consulting segment typically has lower margins when compared to the other segments that have higher margin implementation service revenue, so a decrease in the percentage of services revenues from our IT Consulting segment tends to cause our overall services gross margin percentage to increase. The IT Consulting segment was 47%, 54% and 56% of the Company’s services revenues in fiscal 2016, 2015 and 2014, respectively. Our SCM segment was 44%, 37% and 34% of the Company’s services revenues in fiscal 2016, 2015 and 2014, respectively. Our ERP segment was 9%, 9% and 10% of the Company’s services revenues in fiscal 2016, 2015 and 2014, respectively.

Gross Margin on Maintenance

Maintenance gross margin percentage remained relatively consistent for the years ended April 30, 2016, 2015 and 2014. The slight decrease in maintenance gross margin percentage in fiscal 2016 compared to fiscal 2015 was primarily due to an increase in maintenance personnel costs.

EXPENSES

	Years Ended April 30,
	2016	2015	2014	% of Revenues
				2016	2015	2014
	(in thousands)
Research and development	$11,248	$11,088	$9,074	10%	11%	9%
Sales and marketing	22,164	18,667	20,414	19%	18%	20%
General and administrative	12,449	12,923	12,401	11%	13%	12%
Amortization of acquisition-related intangible assets	272	394	472	0%	0%	0%
Other income, net	1,173	1,060	1,372	1%	1%	1%
Income tax expense	4,458	2,274	5,566	4%	2%	6%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended
	April 30, 2016	Percent Change	April 30, 2015	Percent Change	April 30, 2014
	(in thousands)
Total capitalized computer software development costs	$3,246	18%	$2,747	(7)%	$2,949
Percentage of gross product research and development costs	22%		20%		25%
Total research and development expense	11,248	1%	11,088	22%	9,074

Percentage of total revenues	10%		11%		9%
Total research and development expense and capitalized computer software development costs	$14,494	5%	$13,835	15%	$12,023

Percentage of total revenues	13%		13%		12%
Total amortization of capitalized computer software development costs*	$3,921	7%	$3,664	296%	$925

*	Included in cost of license fees

For the year ended April 30, 2016, gross product research and development costs increased by 5% primarily due to increased R&D headcount and related expense. Capitalized software development costs increased in fiscal 2016 compared to fiscal 2015 due to timing of project work. Amortization of capitalized software development increased in fiscal 2016 when compared to fiscal 2015, due to the release of a project in the 4th quarter of 2015 and the release of another project in the 2nd quarter of 2016.

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

Sales and Marketing

In the year ended April 30, 2016, the increase in sales and marketing expenses compared to fiscal 2015 was due primarily to an increase in headcount, higher sales commission as a result of higher direct license fees and higher customer conference expenses. In the year ended April 30, 2015, the decrease in sales and marketing expenses compared to fiscal 2014 was due primarily to lower sales commission as a result of lower direct license fees and lower customer conference expenses.

General and Administrative

For the year ended April 30, 2016, the decrease in general and administrative expenses compared to fiscal 2015 was primarily due to recording a Research and Development State tax credit against withholding taxes of approximately $1.3 million and to a lesser extent a decrease in the allowance for doubtful accounts. This was partially offset by an increase in variable compensation expense. Based on current Georgia law and our historical research and development costs, we expect this credit to be approximately $400,000 for fiscal 2017.

For the year ended April 30, 2015, the increase in general and administrative expenses compared to fiscal 2014 was primarily due to increase bad debt provision expense when compared to a recovery in fiscal 2014 and expenses related to the MRI acquisition. The total number of employees was approximately 420 on April 30, 2016, 402 on April 30, 2015 and 383 on April 30, 2014.

Amortization of Acquisition-related Intangible Assets

For the year ended April 30, 2016, we recorded $890,000 in intangible amortization expense, of which $272,000 is included in operating expenses and $618,000 is included in cost of license fees.

For the year ended April 30, 2015, we recorded $970,000 in intangible amortization expense, of which $394,000 is included in operating expenses and $576,000 is included in cost of license fees. Additionally, we recorded approximately $6,000 in amortization expense related to the Logility treasury stock buy-back (see Note 1(1) to the Consolidated Financial Statements). This amount is included in general and administrative expenses.

For the year ended April 30, 2014, we recorded $560,000 in intangible amortization expense, of which $472,000 is included in operating expenses and $88,000 is included in cost of license fees. Additionally, we recorded approximately $64,000 in amortization expense related to the Logility treasury stock buy-back (see Note 1(1) to the Consolidated Financial Statements). This amount is included in general and administrative expenses.

Operating Income/(Loss)

	Years Ended April 30,
				% Change
	2016	2015	2014	2016 to 2015	2015 to 2014
	(in thousands)
Enterprise Resource Planning*	$(4,104)	$(5,285)	$(5,132)	22%	(3)%
Supply Chain Management	16,304	12,399	17,468	31%	(29)%
IT Consulting	1,327	2,228	2,189	(40)%	2%

Total Operating Income	$13,527	$9,342	$14,525	45%	(36)%

*	includes certain unallocated expenses.

The lower ERP segment operating loss in fiscal 2016 when compared to fiscal 2015 was due primarily to higher revenues. Also, during the current fiscal year, the Company continued to invest approximately 15% of total ERP revenues, or approximately $2.0 million, in research and development for new software products to compete more effectively in the sewn products, apparel and retail industries.

The higher ERP segment operating loss in fiscal 2015 when compared to fiscal 2014 was due primarily to lower revenues. Also, during the current fiscal year, the Company continued to invest approximately 18% of total ERP revenues, or approximately $2.1 million, in research and development for new software products to compete more effectively in the sewn products, apparel and retail industries.

Our SCM segment increased operating income by 31% in fiscal 2016 compared to fiscal 2015 primarily due to a 16% increase in revenues. Our SCM segment decreased operating income by 29% in fiscal 2015 compared to fiscal 2014 primarily due to lower license fees as a result of several customer contracts that included Logility Cloud Services that require revenue to be deferred over the life of the contracted period and a $2.7 million increase in capitalized amortization expense.

Our IT Consulting segment operating income decreased 40% in fiscal 2016 compared to fiscal 2015 primarily due a 6% decrease in revenues. Our IT Consulting segment operating income increased 2% in fiscal 2015 compared to fiscal 2014 primarily due an increase in revenue.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. Other income was approximately $1.2 million in the year ended April 30, 2016 compared to $1.1 million in fiscal 2015. The increase was primarily due to lower exchange rate losses, higher interest income and higher rental income from the leases on our Atlanta property in fiscal 2016. This was partially offset by an increase in unrealized and realized loss on investments. We incurred an exchange rate loss of approximately $239,000 in the year ended April 30, 2016 compared to a loss of approximately $514,000 in fiscal 2015.

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

Income Taxes

During the year ended April 30, 2016, we recorded income tax expense of $4.5 million compared to $2.3 million in fiscal 2015 and $5.6 million in fiscal 2014. Our effective income tax rate takes into account the source of taxable income by state, and available income tax credits. Our tax effective rate was 30.3%, 21.9%, and 35.0% in fiscal years 2016, 2015 and 2014, respectively. The effective tax rate for fiscal 2016 is higher compared fiscal 2015 due to: 1) in fiscal 2015, the reversal of a FIN 48 Reserve ($973,000) due to the expiration of statutes of limitations, and 2) the extension of the research and development tax credit during the third quarter of fiscal 2015 which resulted in a “catch-up” credit adjustment for the period January 1, 2014 through December 31, 2014. We expect our tax effective rate to be in the range of 33% to 36% in fiscal 2017.

Operating Pattern

We experience an irregular pattern of quarterly and annual operating results, caused primarily by fluctuations in both the number and size of software license contracts received and delivered from quarter to quarter and our ability to recognize revenues in that quarter and annually in accordance with our revenue recognition policies. We expect this pattern to continue.

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

The following tables show information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2016, 2015 and 2014. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended April 30,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$18,291	$10,024	$18,311
Net cash used in investing activities	(3,901)	(11,684)	(4,220)
Net cash used in financing activities	(10,041)	(9,488)	548

Net change in cash and cash equivalents	$4,349	$(11,148)	$14,639

The increase in cash provided by operating activities in fiscal 2016 compared to fiscal 2015 was due primarily to: (1) a decrease in the purchases of trading securities due to timing, (2) an increase in accounts payable and other liabilities when compared to an decrease in fiscal 2015 due primarily to timing and the amount of sales commissions, bonuses and tax liabilities, (3) an increase in the net proceeds from sales and maturities of trading securities in fiscal 2016 compared to fiscal 2015 due to timing of purchases and maturity dates, (4) an increase in net earnings, (5) a decrease in deferred income taxes in fiscal 2016 compared to an increase in fiscal 2015 due to timing, (6) no longer reclassifying excess tax benefits from stock-based compensation in fiscal 2016 compared to fiscal 2015 due the adoption of ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting in the 4th quarter of 2016, (7) an increase in the loss on unrealized investments compared to the prior year due to investment markets, (8) an increase in stock-based compensation expense due to the increase value of option grants.

These factors were partially offset by: 1) a decrease in deferred revenues in fiscal 2016 when compared to an increase in fiscal 2015 primarily due timing of cloud and maintenance revenue recognition, (2) an increase in prepaid expenses and other assets in fiscal 2016 compared to a decrease in fiscal 2015 due to timing of purchases, (3) an increase in accounts receivable in fiscal 2016 when compared to fiscal 2015 due to timing of sales and billing, (4) a decrease in tax benefits of options exercised due to the adoption of ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting in the 4th quarter of 2016, and (5) lower depreciation and amortization expense due to timing of closing capitalized software projects.

The decrease in cash used in investing activities in fiscal 2016 compared to fiscal 2015 was due primarily to: (1) the purchase of a business in fiscal 2015 and (2) lower purchases of equipment. This was partially offset by an increase in capitalized software development costs due to the timing of R&D efforts.

The increase in cash used in financing activities in fiscal 2016 when compared to cash used in financing activities in fiscal 2015 was due primarily to: (1) a decrease in proceeds from exercise of stock options, (2) no longer reclassifying excess tax benefits from stock-based compensation due to a decrease in stock option exercises in fiscal 2016 compared to fiscal 2015 due to the adoption of ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting in the 4th quarter of 2016, (3) an increase in cash dividends paid on common stock in fiscal 2016. This was partially offset by a decrease in repurchases of common stock in fiscal 2016 compared to fiscal 2015.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30,
	2016	2015
	(in thousands)
Cash and cash equivalents	$49,004	$44,655
Investments	28,881	30,740

Total cash and investments	$77,885	$75,395

Net increase (decrease) in total cash and investments	$2,490	$(4,179)

The following table provides information regarding our known contractual obligations as of April 30, 2016 (in thousands): (See Notes to Consolidated Financial Statements—Note 8)

	Payments due by Period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$2,949	$860	$1,378	$416	$295

As a result of the positive cash flow from operations our business has generated in recent periods, and because as of April 30, 2016, we had $77.9 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We currently do not have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days Sales Outstanding (DSO) in accounts receivable were 65 days as of April 30, 2016 and April 30, 2015. Our current ratio on April 30, 2016 was 2.4 to 1, compared to 2.2 to 1 on April 30, 2015. DSO can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales (which typically have installment payment terms), seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of June 30, 2016, we have repurchased approximately 3.3 million shares of common stock at a cost of approximately $13.6 million.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

See Item 5 of this report, under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency. For the fiscal years ended April 30, 2016 and 2015, we generated 17% and 16% of our revenues outside of the United States, respectively. We typically denominate our international sales in U.S. dollars, euros or British pounds sterling. Our consolidated financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of approximately $239,000 and $514,000 in fiscal years 2016 and 2015, respectively. We estimate that a 10% movement in foreign currency rates would have the effect of creating an exchange gain or loss of approximately $334,000.

Interest Rates and Other Market Risks. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of our cash equivalents and investments as of April 30, 2016 was approximately $74.9 million.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of April 30, 2016. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of April 30, 2016.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of April 30, 2016, and this attestation report follows immediately below.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited American Software, Inc.’s internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8(a)). Our responsibility is to express an opinion on American Software, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, American Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2016, and our report dated July 14, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

July 14, 2016

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries (the “Company”) as of April 30, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Software, Inc.’s internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 14, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

July 14, 2016

American Software, Inc. and Subsidiaries

Consolidated Balance Sheets

April 30, 2016 and 2015

(in thousands, except share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$49,004	$44,655
Investments	20,957	17,584
Trade accounts receivable, less allowance for doubtful accounts of $178 at April 30, 2016 and $215 at April 30, 2015:
Billed	17,104	16,018
Unbilled	3,444	3,585
Prepaid expenses and other current assets	3,586	3,748

Total current assets	94,095	85,590
Investments—noncurrent	7,924	13,156
Property and equipment, net	3,396	3,548
Capitalized software, net	9,140	9,815
Goodwill	18,749	18,749
Other intangibles, net	1,858	2,748
Other assets	1,562	660

Total assets	$136,724	$134,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,280	$920
Accrued compensation and related costs	4,349	3,048
Dividends payable	2,887	2,861
Other current liabilities	2,779	3,274
Deferred income taxes	—	636
Deferred revenue	27,999	28,511

Total current liabilities	39,294	39,250
Deferred income taxes	1,319	995
Long-term deferred revenue	612	290
Other long-term liabilities	605	805

Total liabilities	41,830	41,340
Shareholders’ equity:
Common stock:
Class A, $0.10 par value. Authorized 50,000,000 shares: Issued and outstanding 30,972,947 shares at April 30, 2016 and 30,566,099 shares at April 30, 2015	3,097	3,057
Class B, $0.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,487,086 shares at April 30, 2016 and 2,587,086 shares at April 30, 2015; convertible into Class A shares on a one-for-one basis	249	259
Additional paid-in capital	114,210	110,829
Retained earnings	2,897	4,159
Class A treasury stock, 4,588,632 shares at April 30, 2016 and 4,568,297 shares at April 30, 2015, at cost	(25,559)	(25,378)

Total shareholders’ equity	94,894	92,926

Commitments and contingencies
Total liabilities and shareholders’ equity	$136,724	$134,266

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended April 30, 2016, 2015, and 2014

(In thousands, except per share data)

	2016	2015	2014
Revenues:
License	$22,043	$16,748	$20,011
Services and other	51,099	47,215	44,377
Maintenance	40,747	38,910	36,213

Total revenues	113,889	102,873	100,601

Cost of revenues:
License	7,688	7,675	4,043
Services and other	37,100	34,204	31,645
Maintenance	9,441	8,580	8,027

Total cost of revenues	54,229	50,459	43,715

Gross margin	59,660	52,414	56,886

Research and development	11,248	11,088	9,074
Sales and marketing	22,164	18,667	20,414
General and administrative	12,449	12,923	12,401
Amortization of acquisition-related intangibles	272	394	472

Total operating expenses	46,133	43,072	42,361

Operating income	13,527	9,342	14,525
Other income:
Interest income	1,346	1,229	935
Other, net, primarily investment (loss)/income	(173)	(169)	437

Earnings before income taxes	14,700	10,402	15,897
Income tax expense	4,458	2,274	5,566

Net earnings.	$10,242	$8,128	$10,331

Earnings per common share:(a)
Basic	$0.36	$0.29	$0.37

Diluted	$0.35	$0.28	$0.37

Shares used in the calculation of earnings per common share:
Basic	28,727	28,283	27,636
Diluted	29,005	28,614	28,111

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.35, $0.29 and $0.37 for the years ended April 30, 2016, 2015 and 2014, respectively. See Note 1 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years ended April 30, 2016, 2015, and 2014

(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained earnings	Treasury stock	Total shareholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2013	29,184,846	$2,918	2,587,086	$259	$98,947	$5,398	$(24,278)	$83,244
Proceeds from stock options exercised	890,341	90	—	—	5,386	—	—	5,476
Stock-based compensation	—	—	—	—	1,509	—	—	1,509
Net earnings	—	—	—	—	—	10,331	—	10,331
Dividends declared	—	—	—	—	—	(8,361)	—	(8,361)
Tax benefit of stock option exercises	—	—	—	—	361	—	—	361

Balance at April 30, 2014	30,075,187	3,008	2,587,086	259	106,203	7,368	(24,278)	92,560
Proceeds from stock options exercised	490,912	49	—	—	2,676	—	—	2,725
Stock-based compensation	—	—	—	—	1,530	—	—	1,530
Net earnings	—	—	—	—	—	8,128	—	8,128
Dividends declared	—	—	—	—	—	(11,337)	—	(11,337)
Repurchase of common shares	—	—	—	—	—	—	(1,100)	(1,100)
Tax benefit of stock option exercises	—	—	—	—	420	—	—	420

Balance at April 30, 2015	30,566,099	3,057	2,587,086	259	110,829	4,159	(25,378)	92,926
Proceeds from stock options exercised	306,848	30	—	—	1,788	—	—	1,818
Conversion of Class B shares into Class A shares	100,000	10	(100,000)	(10)	—	—	—	—
Stock-based compensation	—	—	—	—	1,593	—	—	1,593
Net earnings	—	—	—	—	—	10,242	—	10,242
Dividends declared	—	—	—	—	—	(11,504)	—	(11,504)
Repurchase of common shares	—	—	—	—	—	—	(181)	(181)

Balance at April 30, 2016	30,972,947	$3,097	2,487,086	$249	$114,210	$2,897	$(25,559)	$94,894

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended April 30, 2016, 2015, and 2014

(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net earnings	$10,242	$8,128	$10,331
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,618	5,833	2,605
Stock-based compensation expense	1,593	1,530	1,509
Bond amortization	—	—	1
Accretion of liability from purchase of business	11	11	8
Tax benefit of options exercised	—	420	615
Excess tax benefits from stock-based compensation	—	(384)	(611)
Net loss on investments	994	638	304
Deferred income tax (benefit) expense	(312)	(723)	956
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(13,206)	(18,806)	(14,751)
Proceeds from sales and maturities of trading securities	14,071	11,204	15,702
Accounts receivable, net	(945)	(400)	(1,609)
Prepaid expenses and other assets	(740)	350	(1,218)
Accounts payable and other liabilities	1,155	(1,870)	1,465
Deferred revenue	(190)	4,093	3,004

Net cash provided by operating activities	18,291	10,024	18,311

Cash flows from investing activities:
Capitalized computer software development costs	(3,246)	(2,747)	(2,949)
Purchases of property and equipment, net of disposals	(655)	(1,028)	(255)
Proceeds from maturities of investments	—	—	225
Purchase of business, net of cash acquired	—	(7,909)	(1,241)

Net cash used in investing activities	(3,901)	(11,684)	(4,220)

Cash flows from financing activities:
Repurchase of common stock	(181)	(1,100)	—
Excess tax benefits from stock-based compensation	—	384	611
Proceeds from exercise of stock options	1,818	2,725	5,476
Payment for accrued acquisition consideration	(200)	(200)	—
Dividends paid	(11,478)	(11,297)	(5,539)

Net cash (used in) provided by financing activities	(10,041)	(9,488)	548

Net change in cash and cash equivalents	4,349	(11,148)	14,639
Cash and cash equivalents at beginning of year	44,655	55,803	41,164

Cash and cash equivalents at end of year	$49,004	$44,655	$55,803

Supplemental disclosures of cash paid during the year for:
Income taxes	$4,800	$2,597	$4,565
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$2,887	$2,861	$2,822

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2016, 2015, and 2014

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

•	The SCM segment consists of our subsidiary, Logility, Inc. (see Note 9), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners and DMI, a wholly-owned subsidiary of Logility.

•	The ERP segment consists of (1) American Software USA, Inc., which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (2) NGC, which provides industry specific business software to both retailers and manufacturers primarily in the apparel, sewn products and furniture industries.

•	The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of American Software, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Revenue Recognition and Deferred Revenue

The Company recognizes revenue predominately in accordance with the Software Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC).

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are primarily billed under time and materials arrangements and are recognized as services are performed. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification, the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenues and totaled approximately $2.4 million, $2,.7 million, and $2.3 million for 2016, 2015 and 2014, respectively.

Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users have the right to take possession of the software. Under this model, the software applications are hosted by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. The underlying arrangements typically (i) include a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 36 to 60 months and (iii) provides the customer with an option to take delivery of the software at any time during or after the subscription term. In addition, subscription and other recurring revenues include subscription-based software license revenues where the customer has taken physical possession of the software for a defined period of time. Subscription revenues are recognized ratably over the subscription term because the Company is unable to establish VSOE and separate the various elements, beginning on the commencement date of each contract. As of April 30, 2016, revenue recorded under this accounting treatment has not been significant.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At April 30, 2016 and 2015, unbilled license fees were approximately $1.5 million and $1.4 million, respectively, and unbilled services revenues were approximately $1.9 million and $2.1 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

(e) Cash Equivalents

Cash equivalents of $46.0 million and $43.0 million at April 30, 2016 and 2015, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

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

(g) Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, the allowance for the cost of returns and product warranty claims at April 30, 2016 or 2015 is not significant.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts of expense/(recovery) to operations were approximately $0, $178,000, and $(56,000) for 2016, 2015, and 2014, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

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

(i) Furniture, Equipment, and Purchased Computer Software

Furniture, equipment and purchased computer software are recorded at cost, less accumulated depreciation and amortization. Depreciation of buildings, computer equipment, purchased computer software, office furniture and equipment is calculated using the straight-line method based upon the estimated useful lives of the assets (three years for computer equipment and software, seven years for office furniture and equipment and thirty years for buildings). Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter. Depreciation and amortization expense on buildings, furniture, equipment and purchased computer software was $807,000, $1,193,000, and $1,056,000 in 2016, 2015 and 2014, respectively.

(j) Capitalized Computer Software Development Costs

The Company capitalizes certain computer software development costs in accordance with the FASB Accounting Standards Codification Costs of Software to be Sold, Leased or Marketed Topic. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2016	2015	2014
	(in thousands)
Total capitalized computer software development costs	$3,246	$2,747	$2,949
Total research and development expense	11,248	11,088	9,074

Total research and development expense and capitalized computer software-development costs	$14,494	$13,835	$12,023

Total amortization of capitalized computer software development costs	$3,921	$3,663	$925

Capitalized computer software development costs consist of the following at April 30, 2016 and 2015 (in thousands):

	2016	2015
Capitalized computer software development costs	$25,313	$22,067
Accumulated amortization	(16,173)	(12,252)

	$9,140	$9,815

Of the Company’s capitalized software projects that are currently completed and being amortized, the Company expects amortization expense for the next three years to be as follows (in thousands):

2017	$3,639
2018	274
2019	17

$3,930

(k) Acquisition-Related Intangible Assets (exclusive of Logility’s treasury stock repurchases)

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. The intangible assets are being amortized over a period ranging from two to six years. For 2016, total amortization expense related to acquisition-related intangible assets was approximately $890,000, with $272,000 included in operating expense and $618,000 included in cost of license fees in the accompanying consolidated statements of operations. For 2015, total amortization expense related to acquisition-related intangible assets was approximately $970,000, with $394,000 included in operating expense and $576,000 included in cost of license fees in the accompanying consolidated statements of operations. For 2014, total amortization expense related to acquisition-related intangible assets was approximately $561,000, with $472,000 included in operating expense and $88,000 included in cost of license fees in the accompanying consolidated statements of operations.

Acquisition-Related Intangible Assets consist of the following at April 30, 2016 and 2015 (in thousands):

	2016	2015
Current technology	$3,342	$3,342
Customer relationships	2,190	2,190
Non-Compete	290	290
Trademarks	76	76

	5,898	5,898
Accumulated amortization	(4,040)	(3,150)

	$1,858	$2,748

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2016 (in thousands):

2017	$890
2018	254
2019	175
2020	175
2021	175
Thereafter	189

$1,858

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

For the year ended April 30, 2016, the Company performed a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is not more likely than not that the unit’s fair value is less than its carrying amount. To the extent the Company concludes it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The Company did not identify any macroeconomic or industry conditions as of April 30, 2016, that would indicate the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate it is more likely than not that the fair value of any reporting units have fallen below their carrying value, the Company would test such reporting unit for impairment.

For fiscal 2015, the Company used the Income and Market approaches to test for goodwill impairment as of the Valuation Date. The methodology utilized to implement the Income approach was the discounted cash flow (DCF) methodology. The methodologies utilized to implement the Market approach were the comparable company methodology (CCM) and the comparable transaction methodology (CTM). The valuation approaches we utilize in determining the fair value for each reporting unit were weighted 50%, 15%, and 35%, for the DCF, CTM, and CCM, respectively. In order to determine the proper weight given to each approach, the Company considers the methodologies utilized to implement each approach and the overall and industry-specific economic conditions and assumptions, which could affect the quality of the underlying data supporting each analysis.

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

Goodwill consisted of the following by segment (in thousands):

	Enterprise Resource Planning*	Supply Chain Management**	IT Consulting	Total
Balance at April 30, 2014	$1,812	$12,007	$—	$13,819
Goodwill related to the MID Retail, Inc. Acquisition	—	4,930	—	4,930

Balance at April 30, 2015	$1,812	$16,937	$—	$18,749

Balance at April 30, 2016	$1,812	$16,937	$—	$18,749

*	Goodwill related to New Generation Computing, Inc.
**	Goodwill related to Logility, Inc., Demand Management, Inc. and their acquisitions

Intangible Assets (including Acquisition-Related Intangible Assets) consisted of the following by segment (in thousands):

	Enterprise Resource Planning	Supply Chain Management	IT Consulting	Total
Balance at April 30, 2014	$—	$534	$—	$534
Intangibles related to the MID Retail, Inc. Acquisition	—	3,190	—	3,190
Amortization expense	—	(976)	—	(976)

Balance at April 30, 2015	—	2,748	—	2,748
Amortization expense	—	(890)	—	(890)

Balance at April 30, 2016	$—	$1,858	$—	$1,858

Goodwill and intangible assets include the effects of applying purchase accounting resulting from Logility’s stock repurchases in prior years. Total amortization expense related to Logility Stock Buy-back Step Acquisition and purchased software was approximately $0, $6,000 and $64,000 for 2016, 2015 and 2014, respectively. For purposes of the disclosure above, amounts related to the buyback of Logility stock are presented as a component of the SCM segment.

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

(o) Stock Compensation Plans

The Company has four stock-based employee compensation plans under which options to purchase common stock of the Company were outstanding as of April 30, 2016. Those plans are described more fully in Note 7. In addition to two American Software plans, effective July 9, 2009, the Company adopted the Logility, Inc. 1997 Stock Plan and Logility, Inc. 2007 Stock Plan as equity plans of the Company in conjunction with the Company’s acquisition of the shares of Logility common stock it did not previously own.

The Company recorded stock option compensation cost of approximately $1,593,000, $1,530,000 and $1,509,000 and related income tax benefits of approximately $586,000, $542,000 and $496,000 for the years ended April 30, 2016, 2015 and 2014, respectively. Stock-based compensation expense on current year grants is recorded on a straight-line basis over the vesting period for the entire award directly to additional paid-in capital.

The Company adopted ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, in fiscal 2016. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, and additional paid-in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity.

Prior to the adoption of ASU No. 2016-09, cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. During the years ended April 30, 2015 and 2014, the Company realized tax benefits from stock options generated in previous and current periods resulting in approximately $384,000 and $611,000 of gross excess tax benefits which are included as a component of cash flows from financing activities in the accompanying 2015 and 2014 consolidated statements of cash flows, respectively.

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

The Company did not have any other comprehensive income items for 2016, 2015, or 2014.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts), See Note 7 for total stock options outstanding and potentially dilutive:

Basic earnings per common share:

	Year Ended April 30, 2016		Year Ended April 30, 2015		Year Ended April 30, 2014
	Class A	Class B	Class A	Class B	Class A	Class B
Distributed earnings per share	$0.40	$0.40	$0.40	$0.40	$0.30	$0.30
Undistributed earnings/(loss) per share	(0.04)	(0.04)	(0.11)	(0.11)	0.07	0.07

Total per share	$0.36	$0.36	$0.29	$0.29	$0.37	$0.37

Distributed earnings	$10,479	$1,025	$10,301	$1,035	$7,584	$776
Undistributed earnings/(loss)	(1,148)	(114)	(2,914)	(294)	1,786	185

Total	$9,331	$911	$7,387	$741	$9,370	$961

Basic weighted average common shares	26,143	2,584	25,696	2,587	25,049	2,587

Diluted EPS for Class A common shares using the If-Converted Method

Year Ended April 30, 2016

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$9,331	26,143	$0.36
Common stock equivalents	—	278

	9,331	26,421	0.35
Class B conversion	911	2,584

Diluted EPS for Class A	$10,242	29,005	$0.35

Year Ended April 30, 2015

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$7,387	25,696	$0.29
Common stock equivalents	—	331

	7,387	26,027	0.28
Class B conversion	741	2,587

Diluted EPS for Class A	$8,128	28,614	$0.28

Year Ended April 30, 2014

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$9,370	25,049	$0.37
Common stock equivalents	—	475

	9,370	25,524	0.37
Class B conversion	961	2,587

Diluted EPS for Class A	$10,331	28,111	$0.37

Diluted EPS for Class B common shares using the Two-Class Method

Year Ended April 30, 2016

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$911	2,584	$0.35
Reallocation of undistributed earnings from Class A shares to Class B shares	2	—

Diluted EPS for Class B	$913	2,584	$0.35

Year Ended April 30, 2015

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$741	2,587	$0.29
Reallocation of undistributed earnings from Class A shares to Class B shares	4	—

Diluted EPS for Class B	$745	2,587	$0.29

Year Ended April 30, 2014

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$961	2,587	$0.37
Reallocation of undistributed earnings from Class A shares to Class B shares	(3)	—

Diluted EPS for Class B	$958	2,587	$0.37

*	Amounts adjusted for rounding

(s) Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $2.1 million, $2.1 million and $2.2 million in fiscal 2016, 2015 and 2014, respectively.

(t) Guarantees and Indemnifications

The Company accounts for guarantees in accordance with the Guarantee Topic of the FASB Accounting Standards Codification. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with the Contingencies Topic of the FASB Accounting Standards Codification, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2016 or 2015.

The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2016 or 2015.

(u) Industry Segments

The Company operates and manages its business in three reportable segments. See Note 9 of the Consolidated Financial Statements.

(2) Investments

Investments consist of the following (in thousands):

	April 30,
	2016	2015
Trading:
Debt securities:
Tax-exempt state and municipal bonds	$21,487	$21,555
Corporate bonds	196	714

Total debt securities	21,683	22,269
Marketable equity securities	7,198	8,471

	$28,881	$30,740

The total carrying value of all investments on a consolidated basis was approximately $28,881,000 and $30,740,000 at April 30, 2016 and 2015, respectively. At April 30, 2016, there were approximately $7,924,000 in trading investments included in investments-noncurrent in the accompanying consolidated balance sheet. At April 30, 2015, there were approximately $13,156,000 in trading investments included in investments-noncurrent in the accompanying consolidated balance sheet.

The contractual maturities of debt securities classified as trading at April 30, 2016 and 2015 were as follows (in thousands):

	2016	2015
Due within one year	$13,779	$8,581
Due within two years	7,763	11,348
Due within three years	105	1,983
Due after three years	36	357

	$21,683	$22,269

In 2016, 2015 and 2014, the Company’s investment portfolio of trading securities experienced net unrealized holding losses of approximately $110,000, $405,000 and $160,000, respectively, which have been included in other income, net in the accompanying consolidated statements of operations. In 2016, 2015 and 2014 the Company’s investment portfolio of trading securities experienced net realized holding losses of approximately $878,000, 228,000 and $144,000, respectively.

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

The following table presents our assets that we measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	April 30, 2016				April 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$45,977	$—	$—	$45,977	$42,951	$—	$—	$42,951
Marketable securities	7,374	21,487	—	28,861	9,139	21,555	—	30,694

Total	$53,351	$21,487	$—	$74,838	$52,090	$21,555	$—	$73,645

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $20,000 and $46,000 at April 30, 2016 and 2015, that is not recorded at fair value and thus is not recorded in the table above.

The carrying amounts of cash, trade accounts receivable and unbilled accounts receivable, accounts payable, accrued compensation and related costs, and other current liabilities approximate fair value because of their short-term maturities.

(4) Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2016 and 2015 (in thousands):

	2016	2015
Buildings and leasehold improvements	$20,975	$20,716
Computer equipment and purchased software	10,303	10,049
Office furniture and equipment	4,555	4,415

	35,833	35,180
Accumulated depreciation and amortization	(32,437)	(31,632)

	$3,396	$3,548

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

Effective May 30, 2014, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with MRI. Pursuant to the Purchase Agreement, the Company acquired 100% of the total issued and outstanding shares of capital stock of MRI, a provider of retail allocation and merchandise planning solutions. This acquisition will expand and complement the products and services offered by Logility.

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

6) Income Taxes

Income tax expense consisted of the following:

	Years ended April 30,
	2016	2015	2014
	(In thousands)
Current:
Federal	$4.105	$2,506	$4,253
State	665	501	686

	4,770	3,007	4,939

Deferred:
Federal	(299)	(697)	557
State	(13)	(36)	70

	(312)	(733)	627

	$4,458	$2,274	$5,566

The Company’s actual income tax expense differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 35% for fiscal years 2016, 2015 and 2014, to earnings before income taxes as follows:

	Years ended April 30,
	2016	2015	2014
	(In thousands)
Computed “expected” income tax expense	$5,145	$3,641	$5,564
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	435	269	493
Research and development credits	(694)	(516)	(258)
Change in valuation allowance for deferred tax assets	(2)	(5)	45
Tax contingencies	(13)	(955)	(47)
Other, net, including permanent items	(413)	(160)	(231)

	$4,458	$2,274	$5,566

Our effective income tax rates were 30%, 22% and 35% in 2016, 2015 and 2014, respectively. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. The provision for income taxes in 2015 and 2014 excludes approximately $420,000 and $361,000, respectively, of tax benefits realized from the recognition of stock option deductions, which have been recorded in additional paid-in capital. The provision for income taxes in 2016 includes approximately $247,000 in income tax benefits related to the tax benefits realized from stock option deductions.

The significant components of deferred income tax (benefit) expense attributable to income from continuing operations before income taxes for the years ended April 30, 2016, 2015, and 2014 are as follows:

	Years ended April 30,
	2016	2015	2014
	(In thousands)
Deferred tax (benefit)/expense	$(310)	$(728)	$582
(Decrease) increase in the valuation allowance for deferred tax assets	(2)	(5)	45

	$(312)	$(733)	$627

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2016 and 2015 are presented as follows:

	2016	2015
	(In thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$1,037	$914
State net operating loss carryforwards	333	350
Intangible assets and fixed asset basis differences	1,655	1,803
Nonqualified stock options	1,870	1,452

Total gross deferred tax assets	4,895	4,519
Less valuation allowance	459	461

Net deferred tax assets	4,436	4,058

Deferred tax liabilities:
Capitalized computer software development costs	(3,500)	(3,758)
Net gains/losses on trading securities	(650)	(605)
Goodwill	(957)	(752)
Other	(648)	(575)

Total gross deferred tax liabilities	(5,755)	(5,690)

Net deferred tax liabilities	$(1,319)	$(1,631)

At April 30, 2016, the Company has approximately $10.1 million of various state net operating loss carryforwards which are available to offset future state taxable income, if any, through 2034.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2016.

The Company applies the accounting provisions which require us to prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return.

As of April 30, 2016, 2015 and 2014, we have recorded approximately $101,000, $115,000, and $1.2 million, respectively, of unrecognized tax benefits, inclusive of interest and penalties, all of which would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment. During the year ended April 30, 2015, the Company recognized $973,000 of income tax benefits due to the reversal of a FIN 48 Reserve due to the expiration of statutes of limitations.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of April 30, 2016 and 2015, we had recorded a liability for potential penalties and interest of approximately $47,000 and $54,000, respectively, related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, excluding interest and penalties (in thousands):

	2016	2015
Balance at beginning of the period	$61	$953
Decreases as a result of positions taken during prior periods	(20)	(896)
Increases as a result of positions taken during the current period	13	4

Balance at April 30,	$54	$61

We conduct business globally and, as a result, file consolidated income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2000. We are no longer subject to U.S. Federal income tax examination for years prior to 2011.

During the year ended April 30, 2016, we recorded a Research and Development State tax credit against withholding taxes of approximately $1.3 million.

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

Stock Option Plans

As of April 30, 2016, the Company has outstanding stock options granted pursuant to four stock option plans. The 2001 Stock Option Plan (the “2001 Option Plan”) became effective on September 1, 2000. This Plan was terminated and replaced by the 2011 Equity Compensation Plan (the “2011 Option Plan”) effective May 17, 2010. Options outstanding under the 2001 Option Plan remain in effect, but no new options may be granted under the plan. Effective July 9, 2009, we adopted the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan as equity plans of American Software, although we will not grant any additional stock options under these plans.

Under the 2011 Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant. By resolution of the Board of Directors, non-employee directors receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 6 years after the date of grant (or five years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 5,000,000 shares are authorized for issuance pursuant to options granted under this Plan. Incentive and nonqualified options exercisable at April 30, 2016, 2015 and 2014 totaled 1,468,257, 1,203,369, and 1,071,812, respectively. Options available for grant at April 30, 2016, for the 2011 Option Plan are 921,643 shares.

At the 2016 Annual Meeting the shareholders will vote on increasing the shares authorized under the 2011 Option Plan from 5,000,000 to 6,000,000. When stock options are exercised, it is the Company’s policy to issue stock from authorized shares rather than treasury shares.

A summary of changes in outstanding options for the year ended April 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2015	2,721,069	$8.21
Granted	1,090,200	8.71
Exercised	(306,848)	5.92
Forfeited/cancelled	(14,564)	6.37

Outstanding at April 30, 2016	3,489,857	$8.58	3.4	$2,390,353

Exercisable at April 30, 2016	1,468,257	$8.19	2.1	$1,538,359

A summary of changes in outstanding options for the year ended April 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2014	2,894,072	$7.59
Granted	349,000	9.61
Exercised	(490,912)	5.55
Forfeited/cancelled	(31,091)	7.70

Outstanding at April 30, 2015	2,721,069	$8.21	3.3	$4,103,941

Exercisable at April 30, 2015	1,203,369	$7.62	2.5	$2,526,142

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2016, 2015, and 2014 are $1.60, $2.04, and $2.98 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2016, 2015, and 2014:

	2016	2015	2014
Dividend yield	4.9%	4.0%	4.0%
Expected volatility	33.6%	34.5%	47.6%
Risk-free interest rate	1.5%	1.7%	1.5%
Expected term	5.0 years	5.0 years	5.0 years

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

Options issued after May 1, 2007 with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2016, 2015, and 2014, we issued 306,848, 490,912 and 890,341 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2016, 2015 and 2014 based on market value at the exercise dates was $1,219,406, $2,100,295 and $3,266,301, respectively. The fair value of grants vested during the years ended April 30, 2016, 2015 and 2014 was $1,495,065, $1,625,742 and $1,442,478, respectively. As of April 30, 2016, unrecognized compensation cost related to unvested stock option awards approximated $3.1 million and is expected to be recognized over a weighted average period of 1.63 years.

Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. During the year ended April 30, 2016, we repurchased 20,335 shares of our common stock at a cost of approximately $182,000. For this repurchase plan, through April 30, 2016, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. Under all repurchase plans as of April 30, 2016, we have repurchased 4,588,632 shares of common stock at a cost of approximately $25.6 million.

(8) Commitments and Contingencies

(a) Leases

The Company leases office facilities and equipment under various operating leases. Rental expense for these leases approximated $1.0 million, $931,000, and $841,000 for the years ended April 30, 2016, 2015, and 2014, respectively.

The Company leased several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $723,000, $687,000 and $574,000 for the years ended April 30, 2016, 2015 and 2014, respectively. In addition, the Company owns other properties leased under various operating leases. Rental income for these leases approximated $309,000, $270,000 and $230,000 for the years ended April 30, 2016, 2015, and 2014, respectively. The rental income is included as a component of Other Income, Net in the accompanying consolidated statements of operations.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2016 are as follows (existence of renewal or escalation clauses) (in thousands):

Years ended April 30:
2017	$860
2018	699
2019	679
2020	208
2021	208
Thereafter	295

$2,949

Future minimum lease rentals receivable under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2016 are as follows (already included or prorated at the Company’s occupied building) (in thousands):

Years ended April 30:
2017	$740
2018	732
2019	621
2020	212
2021	198
Thereafter	561

$3,064

(b) 401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2016, 2015, or 2014.

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

(9) Segment Information

The Company provides our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) SCM, (2) ERP, and (3) IT Consulting.

The SCM segment consists of Logility, Inc., a wholly-owned subsidiary, as well as its subsidiary, DMI, which provides collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (1) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (2) NGC, which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

Our chief operating decision maker is the President and Chief Executive Officer. While the CEO is apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses, which are included in the ERP segment.

All of our revenues are derived from external customers. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.

Following is information related to each segment as of and for the years ended April 30, 2016, 2015 and 2014:

	2016	2015	2014
Revenues:
Enterprise Resource Planning	$13,647	$11,363	$11,517
Supply Chain Management	76,329	66,066	64,331
IT Consulting	23,913	25,444	24,753

	$113,889	$102,873	$100,601

Operating income/(loss) before intersegment eliminations:
Enterprise Resource Planning	$(4,104)	$(5,285)	$(5,132)
Supply Chain Management	16,304	12,399	17,468
IT Consulting	1,327	2,228	2,189

	$13,527	$9,342	$14,525

Intersegment eliminations:
Enterprise Resource Planning	$(3,015)	$(2,127)	$(1,882)
Supply Chain Management	2,910	2,020	1,778
IT Consulting	105	107	104

	$—	$—	$—

Operating income/(loss) after intersegment eliminations:
Enterprise Resource Planning	$(7,119)	$(7,412)	$(7,014)
Supply Chain Management	19,214	14,419	19,246
IT Consulting	1,432	2,335	2,293

	$13,527	$9,342	$14,525

	2016	2015	2014
Capital expenditures:
Enterprise Resource Planning	$423	$791	$125
Supply Chain Management	232	229	118
IT Consulting	—	8	12

	$655	$1,028	$255

Capitalized software:
Enterprise Resource Planning	$—	$—	$—
Supply Chain Management	3,246	2,747	2,949
IT Consulting	—	—	—

	$3,246	$2,747	$2,949

Depreciation and amortization:
Enterprise Resource Planning	$587	$925	$887
Supply Chain Management	5,021	4,896	1,706
IT Consulting	10	12	12

	$5,618	$5,833	$2,605

Interest income:
Enterprise Resource Planning	$376	$421	$343
Supply Chain Management	970	808	592
IT Consulting	—	—	—

	$1,346	$1,229	$935

Earnings/(loss) before income taxes:
Enterprise Resource Planning	$(2,771)	$(3,815)	$(3,830)
Supply Chain Management	16,144	11,989	17,541
IT Consulting	1,327	2,228	2,186

	$14,700	$10,402	$15,897

	April 30, 2016	April 30, 2015	April 30, 2014
Total Consolidated Assets:
Enterprise Resource Planning	$33,555	$32,435	$39,283
Supply Chain Management	98,650	97,101	86,854
IT Consulting	4,519	4,730	5,083

	$136,724	$134,266	$131,220

International Revenue and Significant Customer

International revenues approximated $19.8 million or 17%, $16.3 million or 16%, and $17.1 million or 17%, of consolidated revenues for the years ended April 30, 2016, 2015, and 2014, respectively, and were derived primarily from customers in Canada and Europe. International revenue is based on the delivery of software and performance of services.

No one customer accounted for more than 10% of total revenues for the years ended April 30, 2016, April 30, 2015 and April 30, 2014.

(10) Financial Statements and Supplementary Data (Unaudited)

The following schedule presents results for each quarter in the years ended April 30, 2016 and 2015 (in thousands, except per share amounts):

	Total revenues	Gross margin	Operating income	Net earnings	Diluted earnings per share
Quarter ended:
July 31, 2015	$28,858	$15,317	$3,820	$2,572	$0.09
October 31, 2015	29,070	14,897	3,328	2,153	0.07
January 31, 2016	27,095	13,607	2,518	2,111	0.07
April 30, 2016	28,866	15,839	3,861	3,406	0.12

Year ended April 30, 2016	$113,889	$59,660	$13,527	$10,242	$0.35

Quarter ended:
July 31, 2014	$24,857	$13,345	$2,163	$1,534	$0.05
October 31, 2014	24,577	12,096	1,379	1,175	0.04
January 31, 2015	25,839	12,849	2,375	2,841	0.10
April 30, 2015	27,600	14,124	3,425	2,578	0.09

Year ended April 30, 2015	$102,873	$52,414	$9,342	$8,128	$0.28

(11) Subsequent Events

On May 12, 2016, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on August 19, 2016 to Class A and Class B shareholders of record at the close of business on August 5, 2016.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2016. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of April 30, 2016.

We believe our consolidated financial statements fairly present in all material respects our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements as of April 30, 2016 and 2015 and for each of the years in the three-year period ended April 30, 2016 is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of fiscal 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to July 27, 2016 under the captions “Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” and “Committees of the Board of Directors.”

ITEM 11.	EXECUTIVE COMPENSATION

This information is set forth under the caption “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of management and others is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which information is incorporated herein by reference.

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

1. Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2. Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2016	88

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3. Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	The Company’s Amended and Restated Articles of Incorporation, and amendments thereto.(1)

3.2	The Company’s Amended and Restated By-Laws dated May 18, 2009.(2)

10.1	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(3)

10.2	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(4)

10.3	The Logility, Inc. 1997 Stock Plan as Amended and Restated Effective July 9, 2009.(5)

10.4	The Logility, Inc. 2007 Stock Plan as Amended and Restated Effective July 9, 2009.(5)

10.5	The Company’s 2001 Stock Option Plan, as Amended and Restated Effective August 17, 2009.(6)

10.6	The Company’s 2011 Equity Compensation Plan.(7)

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.
(3)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.
(4)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2002.
(5)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-160559 filed on Form S-8 on July 13, 2009.
(6)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-161471 filed on Form S-8 on August 21, 2009.
(7)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-206584 filed on Form S-8 on August 26, 2015.

SCHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2016, 2015, 2014

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions(1)	Deductions (2)	Balance at end of year
April 30, 2016	$215	—	41	78	178
April 30, 2015	$222	178	1	186	215
April 30, 2014	$337	(56)	86	145	222

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

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

Date: July 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James C. Edenfield James C. Edenfield	Executive Chairman, Treasurer and Director	July 14, 2016

/s/ J. Michael Edenfield J. Michael Edenfield	President, Chief Executive Officer, Director and Chief Operating Officer	July 14, 2016

/s/ W. Dennis Hogue W. Dennis Hogue	Director	July 14, 2016

/s/ James B. Miller, Jr. James B. Miller, Jr.	Director	July 14, 2016

/s/ Thomas L. Newberry, V. Thomas L. Newberry, V.	Director	July 14, 2016

/s/ Vincent C. Klinges Vincent C. Klinges	Chief Financial Officer	July 14, 2016

/s/ Bryan L. Sell Bryan L. Sell	Controller and Principal Accounting Officer	July 14, 2016