Form 10-Q
period 2016-07-31
AMERICAN SOFTWARE INC
filed 2016-09-08
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 31, 2016
Class A Common Stock, $.10 par value	26,671,544 Shares
Class B Common Stock, $.10 par value	2,432,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2016

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2016	April 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$51,837	$49,004
Investments	20,037	20,957
Trade accounts receivable, less allowance for doubtful accounts of $173 at July 31, 2016 and $178 at April 30, 2016:
Billed	13,437	17,104
Unbilled	4,583	3,444
Prepaid expenses and other current assets	3,719	3,586

Total current assets	93,613	94,095
Investments—Noncurrent	6,088	7,924
Property and equipment, net of accumulated depreciation of $32,632 at July 31, 2016 and $32,437 at April 30, 2016	3,345	3,396
Capitalized software, net of accumulated amortization of $17,163 at July 31, 2016 and $16,173 at April 30, 2016	8,787	9,140
Goodwill	18,749	18,749
Other intangibles, net of accumulated amortization of $4,969 at July 31, 2016 and $4,747 at April 30, 2016	1,636	1,858
Other assets	1,147	1,562

Total assets	$133,365	$136,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,436	$1,280
Accrued compensation and related costs	2,301	4,349
Dividends payable	3,191	2,887
Other current liabilities	2,891	2,779
Deferred revenue	26,401	27,999

Total current liabilities	36,220	39,294
Deferred income taxes	1,327	1,319
Long-term deferred revenue	512	612
Other long-term liabilities	57	605

Total liabilities	38,116	41,830
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 31,251,223 shares at July 31, 2016 and 30,972,947 shares at April 30, 2016	3,125	3,097
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,432,086 shares at July 31, 2016 and 2,487,086 shares April 30, 2016; convertible into Class A Common Shares on a one-for-one basis	243	249
Additional paid-in capital	116,055	114,210
Retained earnings	1,385	2,897
Class A treasury stock, 4,588,632 shares at July 31, 2016 and April 30, 2016, at cost	(25,559)	(25,559)

Total shareholders’ equity	95,249	94,894

Commitments and contingencies
Total liabilities and shareholders’ equity	$133,365	$136,724

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2016	2015
Revenues:
License	$4,627	$4,876
Services and other	12,221	13,845
Maintenance	10,585	10,137

Total revenues	27,433	28,858

Cost of revenues:
License	1,823	1,927
Services and other	9,053	9,451
Maintenance	2,761	2,163

Total cost of revenues	13,637	13,541

Gross margin	13,796	15,317

Research and development	3,100	2,749
Sales and marketing	5,471	5,233
General and administrative	3,511	3,447
Amortization of acquisition-related intangibles	68	68

Total operating expenses	12,150	11,497

Operating income	1,646	3,820
Other income (expense):
Interest income	317	331
Other, net	343	(28)

Earnings before income taxes	2,306	4,123
Income tax expense	618	1,551

Net earnings	$1,688	$2,572

Earnings per common share (a):
Basic	$0.06	$0.09

Diluted	$0.06	$0.09

Cash dividends declared per common share	$0.11	$0.10

Shares used in the calculation of earnings per common share:
Basic	28,938	28,614

Diluted	29,254	28,882

(a)	Basic per share amounts are the same for Class A and Class B Common Shares. Diluted per share amounts for Class A Common Shares are shown above. Diluted earnings per share for Class B Common Shares under the two-class method are $0.06 and $0.09 for the three months ended July 31, 2016 and 2015, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$1,688	$2,572
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,407	1,411
Stock-based compensation expense	388	398
Accretion of liability from purchase of business	—	3
Tax benefit of stock options exercised	—	14
Excess tax benefits from stock-based compensation	—	(13)
Net (gain) loss on investments	(216)	186
Deferred income taxes	8	(143)
Changes in operating assets and liabilities:
Purchases of trading securities	(1,871)	(3,210)
Proceeds from maturities and sales of trading securities	4,843	3,462
Accounts receivable, net	2,528	2,299
Prepaid expenses and other assets	282	316
Accounts payable and other liabilities	(2,329)	(289)
Deferred revenue	(1,698)	(1,741)

Net cash provided by operating activities	5,030	5,265

Cash flows from investing activities:
Capitalized computer software development costs	(636)	(817)
Purchases of property and equipment, net of disposals	(144)	(65)

Net cash used in investing activities	(780)	(882)

Cash flows from financing activities:
Excess tax benefits from stock based compensation	—	13
Proceeds from exercise of stock options	1,479	256
Dividends paid	(2,896)	(2,861)

Net cash used in financing activities	(1,417)	(2,592)

Net change in cash and cash equivalents	2,833	1,791
Cash and cash equivalents at beginning of period	49,004	44,655

Cash and cash equivalents at end of period	$51,837	$46,446

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

July 31, 2016

A. Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at July 31, 2016, results of operations for the three months ended July 31, 2016 and 2015 and cash flows for the three months ended July 31, 2016 and 2015. The Company’s results for the three months ended July 31, 2016 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 (the “Annual Report”).

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2016 contained in the Annual Report describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible assets, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of American Software, Inc. and its wholly-owned subsidiaries (“American Software” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

B. Revenue Recognition

We recognize revenue in accordance with the Software Revenue Recognition Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

License. We recognize license revenue in connection with license agreements for standard proprietary software upon delivery of the software, provided we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method, whereby: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification. Furthermore, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we: (1) act as principal in the transaction, (2) take title to the products, (3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) act as an agent or broker with compensation on a commission or fee basis. In most cases, we record our sales through the Demand Management, Inc. (“DMI”) channel on a gross basis. DMI is a wholly-owned subsidiary of Logility, Inc., which is a wholly-owned subsidiary of the Company.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $632,000 and $557,000 for the three months ended July 31, 2016 and 2015, respectively.

Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users have the right to take possession of the software. Under this model, the software applications are hosted by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. The underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually, and provides the customer with an option to take delivery of the software at any time during or after the subscription term. In addition, subscription and other recurring revenues include subscription-based software license revenues where the customer has taken physical possession of the software for a defined period of time. Subscription revenues are recognized ratably over the subscription term because the Company is unable to establish VSOE and separate the various elements, beginning on the commencement date of each contract. As of July 31, 2016, revenue recorded under this accounting treatment has not been significant.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At July 31, 2016 and April 30, 2016, unbilled license fees were approximately $2.1 million and $1.5 million, respectively, and unbilled services revenues were approximately $2.5 million and $1.9 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

C. Declaration of Dividend Payable

On May 12, 2016, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on August 19, 2016 to Class A and Class B shareholders of record at the close of business on August 5, 2016.

D. Earnings Per Common Share

We have two classes of common stock: Class A Common Shares and Class B Common Shares. Our Class B Common Shares are convertible into Class A Common Shares at any time, on a one-for-one basis. Under our Articles of Incorporation, if we declare dividends, holders of Class A Common Shares shall receive a $0.05 dividend per share prior to the Class B Common Shares receiving any dividend and holders of Class A Common Shares shall receive a dividend at least equal to Class B Common Shares dividends on a per share basis. As a result, we have computed the earnings per share in accordance with Earnings Per Share within the Presentation Topic of the FASB’s Accounting Standards Codification, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.

For our basic earnings per share calculation, we use the “two-class” method. Basic earnings per share are calculated by dividing net earnings attributable to each class of common stock by the weighted average number of shares outstanding. All undistributed earnings are allocated evenly between Class A and B Common Shares in the earnings per share calculation to the extent that earnings equal or exceed $0.05 per share. This allocation is based on management’s judgment after considering the dividend rights of the two classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B Common Shares to Class A Common Shares.

The calculation of diluted earnings per share is similar to the calculation of basic earnings per share, except that the calculation includes the dilutive effect of the assumed exercise of options issuable under our stock incentive plans. For our diluted earnings per share calculation for Class A Common Shares, we use the “if-converted” method. This calculation assumes that all Class B Common Shares are converted into Class A Common Shares (if antidilutive) and, as a result, assumes there are no holders of Class B Common Shares to participate in undistributed earnings.

For our diluted earnings per share calculation for Class B Common Shares, we use the “two-class” method. This calculation does not assume that all Class B Common Shares are converted into Class A Common Shares. In addition, this method assumes the dilutive effect if Class A stock options were converted to Class A Common Shares and the undistributed earnings are allocated evenly to both Class A and B Common Shares including Class A Common Shares issued pursuant to those converted stock options. This allocation is based on management’s judgment after considering the dividend rights of the two classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B Common Shares into Class A Common Shares.

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2016		Three Months Ended July 31, 2015
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.10	$0.10
Undistributed earnings	(0.05)	(0.05)	(0.01)	(0.01)

Total	$0.06	$0.06	$0.09	$0.09

Distributed earnings	$2,933	$268	$2,604	$259
Undistributed earnings	(1,383)	(130)	(264)	(27)

Total	$1,550	$138	$2,340	$232

Basic weighted average common shares outstanding	26,457	2,481	26,027	2,587

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended July 31, 2016

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$1,550	26,457	$0.06
Common Stock Equivalents	—	316	—

	1,550	26,773	0.06
Class B Common Share Conversion	138	2,481	—

Diluted EPS for Class A Common Shares	$1,688	29,254	$0.06

Three Months Ended July 31, 2015

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,340	26,027	$0.09
Common Stock Equivalents	—	268	—

	2,340	26,295	0.09
Class B Common Share Conversion	232	2,587	—

Diluted EPS for Class A Common Shares	$2,572	28,882	$0.09

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended July 31, 2016

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$138	2,481	$0.06
Reallocation of undistributed earnings to Class A Common Shares from Class B Common Shares	2	—	—

Diluted EPS for Class B Common Shares	$140	2,481	$0.06

Three Months Ended July 31, 2015

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$232	2,587	$0.09
Reallocation of undistributed earnings to Class B Common Shares from Class A Common Shares	—	—	—

Diluted EPS for Class B Common Shares	$232	2,587	$0.09

*	Amounts adjusted for rounding

For the three months ended July 31, 2016 and 2015, we excluded options to purchase 855,439 and 1,016,500 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2016, we had a total of 3,599,581 options outstanding and, as of July 31, 2015, we had a total of 3,011,169 options outstanding.

E. Stock-Based Compensation

During the three months ended July 31, 2016 and 2015, we granted options for 333,000 and 336,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $388,000 and $398,000 and related income tax benefits of approximately $145,000 and $146,000 during the three months ended July 31, 2016 and 2015, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

Prior to the adoption of ASU No. 2016-09, cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) were classified as financing cash flows. During the three months ended July 31, 2015, we realized excess tax benefits of approximately $13,000 which are included as a component of cash flows from financing activities in the accompanying 2015 consolidated statements of cash flows.

During the three months ended July 31, 2016 and 2015, we issued 223,276 and 44,050 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2016 and 2015 based on market value at the exercise dates was approximately $856,000 and $159,000, respectively. As of July 31, 2016, unrecognized compensation cost related to unvested stock option awards approximated $3.3 million, which we expect to recognize over a weighted average period of 1.73 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2016 and April 30, 2016, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	July 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$48,293	$—	$—	$48,293
Marketable securities	7,894	18,211	—	26,105

Total	$56,187	$18,211	$—	$74,398

	April 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$45,977	$—	$—	$45,977
Marketable securities	7,374	21,487	—	28,861

Total	$53,351	$21,487	$—	$74,838

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $20,000 as of July 31, 2016 and April 30, 2016, that is not recorded at fair value and, thus, is not included in the tables above.

G. Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2016, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of July 31, 2016, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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

The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) New Generation Computing (“NGC”), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The SCM segment, which consists of Logility, a wholly-owned subsidiary, as well as its subsidiary, DMI, provides collaborative supply chain solutions to streamline and optimize the forecasting, inventory, production, supply, allocation, distribution and management of products between trading partners. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance and support services.

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

In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2016 and 2015:

	Three Months Ended July 31,
	2016	2015
Revenues:
Enterprise Resource Planning	$3,008	$3,525
Collaborative Supply Chain Management	19,411	18,573
IT Consulting	5,014	6,760

	$27,433	$28,858

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,416)	$(962)
Collaborative Supply Chain Management	2,852	4,193
IT Consulting	210	589

	$1,646	$3,820

Intersegment eliminations:
Enterprise Resource Planning	$(906)	$(729)
Collaborative Supply Chain Management	896	700
IT Consulting	10	29

	$—	$—

	Three Months Ended July 31,
	2016	2015
Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(2,322)	$(1,691)
Collaborative Supply Chain Management	3,748	4,893
IT Consulting	220	618

	$1,646	$3,820

	Three Months Ended July 31,
	2016	2015
Capital expenditures:
Enterprise Resource Planning	$42	$8
Collaborative Supply Chain Management	102	57
IT Consulting	—	—

	$144	$65

Capitalized Software:
Enterprise Resource Planning	$—	$—
Collaborative Supply Chain Management	636	817
IT Consulting	—	—

	$636	$817

Depreciation and amortization:
Enterprise Resource Planning	$144	$150
Collaborative Supply Chain Management	1,261	1,258
IT Consulting	2	3

	$1,407	$1,411

Earnings (loss) before income taxes:
Enterprise Resource Planning	$(729)	$(578)
Collaborative Supply Chain Management	2,825	4,112
IT Consulting	210	589

	$2,306	$4,123

Major Customer

No one customer accounted for more than 10% of total revenues for the three months ended July 31, 2016 and 2015.

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

K. Subsequent Event

On August 18, 2016, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B Common Stock. The cash dividend is payable on December 2, 2016 to Class A and Class B shareholders of record at the close of business on November 11, 2016.

Effective August 23, 2016, the Company acquired certain assets of privately-held AdapChain, Inc., a Pennsylvania corporation and a provider of high quality modular integration technology (“ACI”), pursuant to the terms of an asset purchase agreement, dated as of August 23, 2016 (the “Purchase Agreement”). This acquisition will expand and complement the products and services offered by Logility.

Under the terms of the Purchase Agreement, the Company acquired the assets in exchange for a purchase price of approximately $4.0 million in cash, subject to certain post-closing adjustments. Additional consideration is payable at the end of each three month period in the 36 month period following the Closing Date (such 36 month period being the “Earnout Period”) from the license fee revenues contracted for and recorded as revenue in accordance with GAAP by either ACI or the Company from the sale of ACI software during such three month period, up to a maximum aggregate amount of $2.0 million over the Earnout Period.

The Company will include the financial results of ACI in its consolidated financial statements commencing August 23, 2016. The acquired assets consist primarily of accounts receivable, unbilled revenue, other intangible assets and all equity interests in any subsidiary of ACI, which includes AdapChain Solutions PVT, LTD (India), and are net of certain customer related liabilities. Acquisition related costs were not material for any period presented in the consolidated financial statements. Based upon the timing of the acquisition subsequent to the end of the Company’s first quarter of fiscal 2017, the preliminary accounting for the business combination is incomplete at the time of filing this report. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired. The Company will include this information in its Quarterly Report on Form 10-Q for the second quarter of fiscal 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive” “will,” “seek,” “estimate,” “believe,” “expect,” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements we make herein are pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	annual contract value (“ACV”);

•	viability and effectiveness of strategic alliances;

•	industry conditions and market conditions;

•	acquisition activities and the effect of completed acquisitions; and

•	general economic conditions.

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, dependence on particular market segments or customers, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, the challenges and risks associated with integration of acquired product lines, companies and services, as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this report on Form 10-Q are based upon information available to us as of the filing date of this report on Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below. The term “fiscal 2017” and “fiscal 2016” refers to our fiscal years ending April 30, 2017 and 2016, respectively.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in global credit markets.

On July 19, 2016 the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2016 and 2017 world economic growth forecast. The update noted that, “Taking into account the better-than-expected economic activity so far in 2016 and the likely impact of Brexit under the assumptions just described, the global growth forecasts for 2016 and 2017 were both marked down by 0.1 percentage points relative to the April 2016 WEO, to 3.1 percent and 3.4 percent, respectively. The outlook worsens for advanced economies (down by 0.1 percentage points in 2016 and 0.2 percentage points in 2017) while it remains broadly unchanged for emerging market and developing economies.”

For the remainder of fiscal 2017, we expect the global economy to improve when compared to the prior year, which could result in an improved selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment when compared to the period prior to the last recession. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

We derive revenues primarily from three sources: software licenses, services and other, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting, customization services, SaaS, hosting and managed services. We primarily bill under time and materials arrangements and recognize revenues as we perform services. We typically enter into maintenance agreements for a one- to three-year term at the time of the initial product license. We generally bill maintenance fees annually in advance and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, which risk factors have been supplemented by the risk factors appearing in Item 1A of Part II of this report on Form 10-Q.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2016 and 2015:

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2016	2015	2016 vs. 2015
Revenues:
License	17%	17%	(5)%
Services and other	44	48	(12)
Maintenance	39	35	4

Total revenues	100	100	(5)

Cost of revenues:
License	7	7	(5)
Services and other	33	33	(4)
Maintenance	10	7	28

Total cost of revenues	50	47	1

Gross margin	50	53	(10)

Research and development	11	10	13
Sales and marketing	20	18	5
General and administrative	13	12	2
Amortization of acquisition-related intangibles	—	—	—

Total operating expenses	44	40	6

Operating income	6	13	(57)

Other income:
Interest income	1	1	(4)
Other, net	1	—	nm

Earnings before income taxes	8	14	(44)
Income tax expense	2	5	(60)

Net earnings	6%	9%	(34)%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2016 AND 2015

REVENUES

	Three Months Ended July 31,
	2016	% of Total Revenue
		2015	% Change	2016	2015
	(in thousands)
License	$4,627	$4,876	(5)%	17%	17%
Services and other	12,221	13,845	(12)	44	48
Maintenance	10,585	10,137	4	39	35

Total revenues	$27,433	$28,858	(5)%	100%	100%

For the three months ended July 31, 2016, the 5% decrease in revenues over the three months ended July 31, 2015 was attributable primarily to a 12% decrease in services and other revenues and a 5% decrease in license fee revenues during the three months ended July 31, 2016 when compared to the same period last year partially offset by a 4% increase in maintenance revenues. The primary reason for the decrease in services and other revenues in the three months ended July 31, 2016 was a decrease in the level of implementation services at our IT Consulting segment due to decreased demand for IT temporary staff and lower implementation project work our ERP segment, which includes NGC. Our ERP segment had lower license fees partially offset by our SCM business unit.

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

International revenues represented approximately 17% and 21% of total revenues in the three months ended July 31, 2016 and 2015, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenues

	Three Months Ended July 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$535	$1,045	(49)%
Supply Chain Management	4,092	3,831	7

Total license revenues	$4,627	$4,876	(5)%

For the three months ended July 31, 2016, license fee revenues decreased 5% when compared to the same period in the prior year. In the three months ended July 31, 2016, license fee revenues from our SCM business unit increased 7% when compared to the corresponding period in the prior year. We believe that the increase in software purchases in the first quarter was due primarily to an improved selling environment as a result of a slight improvement in the US economy. Our SCM business unit constituted 88% and 79% of total license fee revenues for the three months ended July 31, 2016 and 2015, respectively. Our ERP business unit license fee revenues decreased by 49% for the three months ended July 31, 2016 when compared to the same period in the prior year, primarily due to decreased license fee sales to the apparel and retail industries as a result of the current economic difficulties in those verticals and the timing of closing deals.

The direct sales channel provided approximately 82% of license fee revenues for the three months ended July 31, 2016, compared to approximately 68% in the comparable quarter a year ago. The increase in the proportion of sales by our direct sales channel was due to a 46% increase in license fee revenue from Logility’s direct sales channel. For the three months ended July 31, 2016 and 2015, our margins after commissions on direct sales were approximately 89% and 86%, respectively. The margins increased in the current period due to the mix of sales commission rates based on each individual salespersons’ quotas and related achievement. For the three months ended July 31, 2016 and 2015, our margins after commissions on indirect sales were approximately 35% and 55%, respectively. The indirect channel margins for the current quarter decreased when compared to the same period in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenues

	Three Months Ended July 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$1,108	$1,206	(8)%
Supply Chain Management	6,099	5,879	4
IT Consulting	5,014	6,760	(26)

Total services and other revenues	$12,221	$13,845	(12)%

For the three months ended July 31, 2016, services revenue decreased by 12% due primarily to decreased services revenues from our IT Consulting and ERP segments. This decrease was partially offset by an increase in services revenue from our Supply Chain Management segment. For the three months ended July 31, 2016, our IT Consulting segment’s revenues decreased 26% when compared to the prior year period due to less project work when compared to the same period last year because of the completion in that prior period of an IT project from one of our larger customers. For the three months ended July 31, 2016, services and other revenues from our ERP segment decreased by 8% when compared to the same period in the prior year due to decreased project work particularly at NGC. For the three months ended July 31, 2016, our SCM business unit’s revenues increased 4% due primarily to increases in services revenue related to our Logility Cloud Services area and an increase in utilization from project implementation services from higher license fees in recent periods. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

For the three months ended July 31, 2016, Cloud Services ACV increased approximately 36% to $4.0 million compared to $3.0 million in the same period of the prior year. ACV is comprised of software-as-a-service (“SAAS”) of $2.1 million compared to approximately $1.5 million during the same period last year and other cloud services ACV of $1.9 million compared to $1.5 million during the same period last year. ACV is a forward-looking operating measure used by management to better understand cloud services (SaaS and other related cloud services) revenue trends within our business, as it reflects our current estimate of revenue to be generated under existing client contracts in the forward 12-month period.

Maintenance Revenues

	Three Months Ended July 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$1,365	$1,274	7%
Supply Chain Management	9,220	8,863	4

Total maintenance revenues	$10,585	$10,137	4%

For the three months ended July 31, 2016, maintenance revenues increased 4% when compared to the same period in the prior year, due primarily to increased license fees in recent periods. Logility accounted for 87% of total maintenance revenues for the three months ended July 31, 2016 and 2015. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended July 31,
	2016		2015
Gross margin on license fees:	$2,804	61%	$2,949	60%
Gross margin on services and other:	3,168	26	4,394	32
Gross margin on maintenance:	7,824	74	7,974	79

Total gross margin:	$13,796	50%	$15,317	53%

For the three months ended July 31, 2016, our total gross margin percentage decreased when compared to the same period in the prior year primarily due to our lower margin services and other revenue and maintenance revenue when compared to the same period last year. This was partially offset by higher license fee margin.

Gross Margin on License Fees

License fee gross margin percentage for the three months ended July 31, 2016 increased slightly when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three months ended July 31, 2016, the gross margin percentage on services and other revenue decreased 6% points when compared to the same period in the prior year primarily because during last year’s same quarter our SCM business unit was higher than trend due to deferred services revenue recognized during the quarter based on the customer acceptance of one project ($794,000). Services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three months ended July 31, 2016 and 2015 decreased by 5% points due to increased headcount when compared to the same period last year partially offset by an increase in maintenance revenue. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended July 31,
			% of Revenue
	2016	2015	2016	2015
	(in thousands)
Research and development	$3,100	$2,749	11%	10%
Sales and marketing	5,471	5,233	20	18
General and administrative	3,511	3,447	13	12
Amortization of acquisition-related intangible assets	68	68	—	—
Other income, net	660	303	2	1
Income tax expense	$618	$1,551	2%	5%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended July 31,
	2016	2015	% Change
	(in thousands)
Total capitalized computer software development costs	$636	$817	(22)%
Percentage of gross product research and development costs	17%	23%
Total research and development expense	3,100	2,749	13

Percentage of total revenues	11%	10%
Total gross research and development expense and capitalized computer software development costs	$3,736	$3,566	5

Percentage of total revenues	14%	12%
Total amortization of capitalized computer software development costs *	$990	$973	2%

*	Included in cost of license fees

For the three months ended July 31, 2016, gross product research and development costs increased when compared to the same period in the previous year due increased headcount and related expenses. Capitalized software development costs decreased for the three months ended July 31, 2016 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to decrease and we expect capitalized software amortization expense to be relatively stable in coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three months ended July 31, 2016, sales and marketing expenses increased 5% when compared to the same period a year ago primarily due an increase in headcount and related costs. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended July 31, 2016, general and administrative expenses increased 2% when compared to the same period a year ago primarily due to increased audit and tax fees.

At July 31, 2016, the total number of employees was 440 compared to 410 at July 31, 2015.

Operating Income/(Loss)

	Three Months Ended July 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$(1,416)	$(962)	(47)%
Collaborative Supply Chain Management	2,852	4,193	(32)
IT Consulting	210	589	(64)

Total Operating Income	$1,646	$3,820	(57)%

Our ERP segment operating loss increased 47% in the three months ended July 31, 2016 compared to the same period in the prior year primarily due to lower revenues.

Our SCM segment’s operating income decreased by 32% for the three months ended July 31, 2016 compared to same period last year primarily due to increased headcount and related costs.

Our IT Consulting segment operating income decreased 64% for the three months ended July 31, 2016 when compared to the prior year due to lower revenues.

Other Income

Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended July 31, 2016, the increase in other income was due primarily to an increase in unrealized gain on investments when compared to the same period last year. This was partially offset by an increase in exchange rate losses, a decrease in interest income and rental income when compared to the same period last year. We recorded a gain of approximately $216,000 for the three months ended July 31, 2106 and a loss of approximately $186,000 for the three months ended July 31, 2015, from our trading securities.

For the three months ended July 31, 2016 and 2015, our investments generated an annualized yield of approximately 1.70% and 1.76%, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended July 31, 2016, our effective tax rate was 26.8% compared to our effective tax rate of 37.6% in the three months ended July 31, 2015. This was lower than the same period last year because the research and development tax credit was not extended until the third quarter of fiscal 2016, and because of the tax benefit from stock option exercises in the current quarter.

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

The following table shows information about our cash flows and liquidity positions during the three months ended July 31, 2016 and 2015. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

	Three Months Ended July 31, (in thousands)
	2016	2015
Net cash provided by operating activities	$5,030	$5,265
Net cash used in investing activities	(780)	(882)
Net cash used in financing activities	(1,417)	(2,592)

Net change in cash and cash equivalents	$2,833	$1,791

For the three months ended July 31, 2016, the net decrease in cash provided by operating activities when compared to the same period last year was due primarily to the following: (1) an increase in the relative decrease in accounts payable and other accruals due to timing of payments, (2) a decrease in net earnings, (3) a gain on investments compared to a loss on investments in the same period last year due to improved conditions in financial markets, (4) a decrease in the comparative increase in prepaid expenses when compared to the same period in the prior year due to the timing of purchases, (5) lower tax benefit from stock options exercised, (6) a decrease in stock-based compensation expense and (7) a decrease in depreciation and amortization.

This decrease was partially offset by: (1) higher proceeds from the maturity and sales of trading securities, (2) a decrease in purchases of trading securities, (3) an increase in comparative decrease customer accounts receivables caused by the timing of closing customer sales and related collections, (4) a decrease in deferred income tax, (5) a decrease in the comparative decrease in deferred revenues due to timing of revenue recognition and (6) lower excess tax benefit from stock-based compensation.

The decrease in cash used in investing activities when compared to the same period in the prior year was due primarily to by lower capitalized computer software development costs partially offset by an increase in purchases of property and equipment.

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

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31, (in thousands)
	2016	2015
Cash and cash equivalents	$51,837	$46,446
Short and long-term investments	26,125	30,302

Total cash and short and long-term investments	$77,962	$76,748

Net increase in total cash and investments (three months ended July 31)	$77	$1,353

Our total activities used more cash and investments during the three months ended July 31, 2016, when compared to the prior year period, due primarily to a decrease in operating results and changes in operating assets and liabilities as noted above.

Days Sales Outstanding in accounts receivable were 60 days as of July 31, 2016, compared to 54 days as of July 31, 2015. This increase is primarily due to timing of cash collections. Our current ratio on July 31, 2016 was 2.6 to 1 and on July 31, 2015 was 2.4 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $78.0 million in cash and investments with no debt as of July 31, 2016, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. During the first quarter of fiscal 2017, we did not repurchase any shares of our common stock. For this repurchase plan, through July 31, 2016, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million leaving 946,321 shares remaining to purchase. As of September 1, 2016 under all repurchase plans previously authorized, including this most recent plan, we have repurchased 4,588,632 shares of common stock at a cost of approximately $25.6 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition. We recognize revenue in accordance with the Software Revenue Recognition Topic of the FASB’s Accounting Standards Codification. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification. Furthermore, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we: (1) act as principal in the transaction, (2) take title to the products, (3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) act as an agent or broker with compensation on a commission or fee basis. In most cases, we record our sales through the DMI channel on a gross basis.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At July 31, 2016, our goodwill balance was $18.7 million and our intangible assets with definite lives balance was approximately $1.6 million, net of accumulated amortization.

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

Foreign Currency. In the three months ended July 31, 2016, we generated approximately 17% of our revenues outside the United States. We typically make international sales through our foreign branches or our Logility branch and denominate those sales typically in U.S. dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $107,000 and $93,000 for the three months ended July 31, 2016 and 2015, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $252,000 exchange gain or loss for the three months ended July 31, 2016. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of July 31, 2016 was approximately $74.4 million compared to $74.0 million as of July 31, 2015.

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

Management’s Report on Internal Control Over Financial Reporting

Our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding disclosure.

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

There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, except as noted below:

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

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. As we grow our international operations, we may need to recruit and hire new consulting, product development, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels, as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost-effective manner. If we have to downsize certain international operations, particularly in Europe, the costs to do so are typically much higher than downsizing costs in the United States. The following factors, among others, could have an adverse impact on our business and earnings:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities including, without limitation, software localization requirements;

•	failure to properly comply with U.S. laws and regulations relating to the export of our products and services;

•	compliance with multiple and potentially conflicting regulations in Europe, Asia and North America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	longer collection cycles;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities, particularly throughout Europe;

•	reduced protection for intellectual property rights in some countries;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to conflicts in the Middle East and other American policies that may be unpopular in certain countries;

•	increasing political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries;

•	difficulties in enforcing agreements through foreign legal systems;

•	fluctuations in exchange rates that may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency, including any fluctuations caused by uncertainties relating to the June 2016 referendum vote by the United Kingdom to exit the European Union (“Brexit”);

•	changes in general economic and political conditions in countries where we operate;

•	the impact of Brexit on the United Kingdom’s access to the European Union Single Market, the related regulatory environment, the global economy and the resulting impact on our business, including the delay of execution of contracts by our customers;

•	potential labor strikes, lockouts, work slowdowns and work stoppages; and

•	restrictions on downsizing operations in Europe and expenses and delays associated with any such activities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto. (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009. (2)

Exhibit 10.1	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and James C. Edenfield. (3)

Exhibit 10.2	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and J. Michael Edenfield. (4)

Exhibit 10.3	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and Vincent C. Klinges. (5)

Exhibit 10.4	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and James R. McGuone. (6)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended January 31, 2010.
(3)	Incorporated by reference herein. Filed by the Company as Exhibit 10.1 to its Current Report on Form 8-K filed on July 15, 2016.
(4)	Incorporated by reference herein. Filed by the Company as Exhibit 10.1 to its Current Report on Form 8-K filed on July 15, 2016.
(5)	Incorporated by reference herein. Filed by the Company as Exhibit 10.1 to its Current Report on Form 8-K filed on July 15, 2016.
(6)	Incorporated by reference herein. Filed by the Company as Exhibit 10.1 to its Current Report on Form 8-K filed on July 15, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: September 8, 2016	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President, Chief Executive Officer, Director and Chief Operating Officer

Date: September 8, 2016	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: September 8, 2016	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer