Form 10-Q
period 2016-10-31
AMERICAN SOFTWARE INC
filed 2016-12-08
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at November 30, 2016
Class A Common Stock, $.10 par value	26,811,751 Shares
Class B Common Stock, $.10 par value	2,432,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2016

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2016	April 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$48,169	$49,004
Investments	20,268	20,957
Trade accounts receivable, less allowance for doubtful accounts of $180 at October 31, 2016 and $178 at April 30, 2016:
Billed	11,996	17,104
Unbilled	3,369	3,444
Prepaid expenses and other current assets	5,053	3,586

Total current assets	88,855	94,095
Investments—Noncurrent	3,863	7,924
Property and equipment, net of accumulated depreciation of $32,909 at October 31, 2016 and $32,437 at April 30, 2016	3,303	3,396
Capitalized software, net of accumulated amortization of $18,153 at October 31, 2016 and $16,173 at April 30, 2016	8,766	9,140
Goodwill	19,549	18,749
Other intangibles, net of accumulated amortization of $5,192 at October 31, 2016 and $4,747 at April 30, 2016	4,432	1,858
Other assets	1,394	1,562

Total assets	$130,162	$136,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,322	$1,280
Accrued compensation and related costs	2,557	4,349
Dividends payable	3,210	2,887
Other current liabilities	2,696	2,779
Deferred revenue	25,269	27,999

Total current liabilities	35,054	39,294
Deferred income taxes	1,057	1,319
Long-term deferred revenue	413	612
Other long-term liabilities	74	605

Total liabilities	36,598	41,830
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 31,342,487 shares at October 31, 2016 and 30,972,947 shares at April 30, 2016	3,134	3,097
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,432,086 shares at October 31, 2016 and 2,487,086 shares at April 30, 2016; convertible into Class A shares on a one-for-one basis	243	249
Additional paid-in capital	117,160	114,210
Retained (accumulated deficit)/earnings	(1,414)	2,897
Class A treasury stock, 4,588,632 shares at October 31, 2016 and April 30, 2016, at cost	(25,559)	(25,559)

Total shareholders’ equity	93,564	94,894

Commitments and contingencies
Total liabilities and shareholders’ equity	$130,162	$136,724

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Revenues:
License	$3,140	$5,563	$7,767	$10,439
Services and other	12,349	13,463	24,570	27,308
Maintenance	10,657	10,044	21,242	20,181

Total revenues	26,146	29,070	53,579	57,928

Cost of revenues:
License	1,606	2,002	3,429	3,929
Services and other	9,044	9,923	18,097	19,374
Maintenance	2,478	2,248	5,239	4,411

Total cost of revenues	13,128	14,173	26,765	27,714

Gross margin	13,018	14,897	26,814	30,214

Research and development	3,169	2,416	6,269	5,165
Sales and marketing	5,202	5,465	10,672	10,698
General and administrative	3,690	3,620	7,201	7,067
Amortization of acquisition-related intangibles	249	68	317	136

Total operating expenses	12,310	11,569	24,459	23,066

Operating income	708	3,328	2,355	7,148
Other income (expense):
Interest income	278	326	595	657
Other, net	(445)	(193)	(102)	(221)

Earnings before income taxes	541	3,461	2,848	7,584
Income tax expense	129	1,308	748	2,859

Net earnings	$412	$2,153	$2,100	$4,725

Earnings per common share (a):
Basic	$0.01	$0.08	$0.07	$0.16

Diluted	$0.01	$0.07	$0.07	$0.16

Cash dividends declared per common share	$0.11	$0.10	$0.22	$0.20

Shares used in the calculation of earnings per common share:
Basic	29,135	28,660	29,037	28,637

Diluted	29,548	28,941	29,398	28,910

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.01 and $0.08 for the three months ended October 31, 2016 and 2015, and $0.07 and $0.16 for the six months ended October 31, 2016 and 2015, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2016	2015
Cash flows from operating activities:

Net earnings	$2,100	$4,725
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,043	2,818
Stock-based compensation expense	778	808
Net (loss)/gain on investments	(394)	539
Deferred income taxes	(262)	(238)
Other, net	—	7
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(2,509)	(6,850)
Proceeds from maturities and sales of trading securities	7,654	6,435
Accounts receivable, net	5,692	1,308
Prepaid expenses and other assets	(1,231)	(668)
Accounts payable and other liabilities	(2,277)	(516)
Deferred revenue	(2,959)	(4,006)

Net cash provided by operating activities	9,635	4,362

Cash flows from investing activities:
Capitalized computer software development costs	(1,606)	(1,990)
Purchases of property and equipment, net of disposals	(329)	(241)
Purchase of business, net of cash acquired	(4,441)	—

Net cash used in investing activities	(6,376)	(2,231)

Cash flows from financing activities:
Repurchase of common stock	—	(70)
Excess tax benefits from stock based compensation	—	21
Proceeds from exercise of stock options	2,203	709
Payment for accrued acquisition consideration	(200)	(200)
Dividends paid	(6,097)	(5,724)

Net cash used in financing activities	(4,094)	(5,264)

Net change in cash and cash equivalents	(835)	(3,133)
Cash and cash equivalents at beginning of period	49,004	44,655

Cash and cash equivalents at end of period	$48,169	$41,522

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

October 31, 2016

A. Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at October 31, 2016, the results of operations for the three and six months ended October 31, 2016 and 2015 and cash flows for the six months ended October 31, 2016 and 2015. The Company’s results for the three and six months ended October 31, 2016 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2016 describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/vendor specific objective evidence (“VSOE”), capitalized software costs, goodwill, intangible assets, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of American Software, Inc. and its wholly-owned subsidiaries (“American Software” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $534,000 and $1.2 million for the three and six months ended October 31, 2016, respectively, and $666,000 and $1.2 million for the three and six months ended October 31, 2015, respectively.

Software-as-a-Service (SaaS) revenues include fees for the right to use the software for a limited period of time in a hosted environment by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line; however, the customer has no ability to take delivery of the software. The underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually. Software-as-a-Service (SaaS) revenues are recognized ratably over the subscription (which rolls into Services Revenue) over the committed services period once the services commence.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At October 31, 2016 and April 30, 2016, unbilled license fees were approximately $613,000 and $1.5 million, respectively, and unbilled services revenues were approximately $2.8 million and $1.9 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended October 31, 2016		Six Months Ended October 31, 2016
	Class A	Class B	Class A	Class B
Distributed earnings	$0.11	$0.11	$0.21	$0.21
Undistributed earnings	(0.10)	(0.10)	(0.14)	(0.14)

Total	$0.01	$0.01	$0.07	$0.07

Distributed earnings	$2,943	$268	$5,609	$511
Undistributed earnings	(2,565)	(234)	(3,680)	(340)

Total	$378	$34	$1,929	$171

Basic weighted average common shares outstanding	26,703	2,432	26,580	2,457

	Three Months Ended October 31, 2015		Six Months Ended October 31, 2015
	Class A	Class B	Class A	Class B
Distributed earnings	$0.10	$0.10	$0.20	$0.20
Undistributed earnings	(0.02)	(0.02)	(0.04)	(0.04)

Total	$0.08	$0.08	$0.16	$0.16

Distributed earnings	$2,610	$259	$5,215	$517
Undistributed earnings	(651)	(65)	(916)	(91)

Total	$1,959	$194	$4,299	$426

Basic weighted average common shares outstanding	26,073	2,587	26,050	2,587

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended October 31, 2016

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$378	26,703	$0.01
Common Stock Equivalents	—	413	—

	378	27,116	0.01
Class B Conversion	34	2,432	—

Diluted EPS for Class A Common Shares	$412	29,548	$0.01

Six Months Ended October 31, 2016

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$1,929	26,580	$0.07
Common Stock Equivalents	—	362	—

	1,929	26,942	0.07
Class B Conversion	171	2,457	—

Diluted EPS for Class A Common Shares	$2,100	29,399	$0.07

Three Months Ended October 31, 2015

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,959	26,073	$0.08
Common Stock Equivalents	—	281	—

	1,959	26,354	0.07
Class B Conversion	194	2,587	—

Diluted EPS for Class A Common Shares	$2,153	28,941	$0.07

Six Months Ended October 31, 2015

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$4,299	26,050	$0.16
Common Stock Equivalents	—	273	—

	4,299	26,323	0.16
Class B Conversion	426	2,587	—

Diluted EPS for Class A Common Shares	$4,725	28,910	$0.16

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended October 31, 2016

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$34	2,432	$0.01
Reallocation of undistributed earnings to Class A Common Shares from Class B Common Shares	4	—	—

Diluted EPS for Class B Common Shares	$38	2,432	$0.01

Six Months Ended October 31, 2016

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$171	2,457	$0.07
Reallocation of undistributed earnings to Class B Common Shares from Class A Common Shares	5	—	—

Diluted EPS for Class B Common Shares	$176	2,457	$0.07

Three Months Ended October 31, 2015

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$194	2,587	$0.08
Reallocation of undistributed earnings to Class A Common Shares from Class B Common Shares	1	—	—

Diluted EPS for Class B Common Shares	$195	2,587	$0.08

Six Months Ended October 31, 2015

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$426	2,587	$0.16
Reallocation of undistributed earnings to Class A shares from Class B shares	—	—	—

Diluted EPS for Class B	$426	2,587	$0.16

*	Amounts adjusted for rounding

For the three and six months ended October 31, 2016, we excluded options to purchase 345,891 and 302,628 Class A Common Shares, respectively, and for the three and six months ended October 31, 2015, we excluded options to purchase 1,534,533 and 1,221,956 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2016, we had a total of 3,517,317 options outstanding and, as of October 31, 2015, we had a total of 3,659,371 options outstanding.

E. Acquisitions

We account for business combinations using the acquisition method of accounting and accordingly, the identifiable assets acquired and liabilities assumed are recorded based upon management’s estimates of current fair values as of the acquisition date. The estimation process includes analyses based on income and market approaches. Goodwill represents the excess purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The goodwill generated is due in part to the synergies that are not included in the fair value of identifiable intangible assets. Goodwill recorded in an acquisition is assigned to applicable reporting units based on expected revenues. Identifiable intangible assets with finite lives are amortized over their useful lives. Amortization of current technology is recorded in cost of revenues-license and amortization of all other intangible assets is recorded in amortization of acquisition-related intangibles. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in general and administrative expenses in the periods in which such costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Effective August 23, 2016, the Company acquired certain assets of AdapChain, Inc., a privately-held Pennsylvania corporation and a provider of high-quality modular integration technology (“ACI”), pursuant to the terms of an asset purchase agreement, dated as of August 23, 2016 (the “Purchase Agreement”). This acquisition will expand and complement the products and services offered by Logility.

Under the terms of the Purchase Agreement, the Company acquired the assets for a purchase price of $4,000,000 in cash plus a post-closing working capital adjustment of $385,000 and $102,000 in purchase price adjustments related to the fair value of deferred revenue. Additional consideration is payable at the end of each three month period in the 36-month period following the Closing Date (such 36-month period being the “Earnout Period”) from the license fee revenues contracted for and recorded as revenue in accordance with GAAP by either AdapChain or the Company from the sale of AdapChain software during such three month period, up to a maximum aggregate amount of $2.0 million over the Earnout Period. This additional consideration will be accounted for as post-combination services and, therefore, will be expensed as incurred, since one of the previous shareholders of AdapChain must remain employed by the Company in order to receive these earnout payments. The Company incurred acquisition costs of approximately $139,400 during the three and six months ended October 31, 2016. The operating results of ACI are not material for pro forma disclosure. We preliminarily allocated $800,000 of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.

The following preliminary allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of August 23, 2016 (in thousands):

		Useful Life
Cash	$46
Accounts receivable, net	510
Other current assets	66
Property and equipment, net	16
Goodwill	800
Non-compete	100	1-3 years
Trade name	200	3 years
Current technology	2,900	3 years

Total Assets Acquired	4,638
Current liabilities	(135)
Long-term liabilities	(16)

Total liabilities assumed	(151)

Net assets acquired	$4,487

Non-compete agreements, trade names and current technology are being amortized on a straight-line basis over the remaining estimated economic life of the assets, including the period being reported. The fair value of deferred revenues in a business combination is considered to be an assumed liability (which must arise from a legal performance obligation) and, accordingly, is estimated based on the direct cost of fulfilling the obligation plus a normal profit margin, which approximates fair value. Also, in practice, the normal profit margin is limited to the profit margin on the costs to provide the product or service (that is, the fulfillment effort).

F. Stock-Based Compensation

During the six months ended October 31, 2016 and 2015, we granted options for 342,000 and 1,063,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $389,000 and $410,000 and related income tax benefits of approximately $145,000 and $151,000 during the three months ended October 31, 2016 and 2015, respectively. We recorded stock option compensation cost of approximately $778,000 and $808,000 and related income tax benefits of approximately $285,000 and $297,000 during the six months ended October 31, 2016 and 2015, respectively. We recorded stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in-capital.

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

Prior to the adoption of ASU No. 2016-09, cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) were classified as financing cash flows. During the six months ended October 31, 2015, we realized excess tax benefits of approximately $21,000 which are included as a component of cash flows from financing activities in the accompanying 2015 consolidated statements of cash flows.

During the six months ended October 31, 2016 and 2015, we issued 314,000 and 112,848 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2016 and 2015 based on market value at the exercise dates was approximately $293,000 and $321,000, respectively. As of October 31, 2016, unrecognized compensation cost related to unvested stock option awards approximated $3.0 million, which we expect to recognize over a weighted average period of 1.66 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2016 and April 30, 2016, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	October 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$45,434	$—	$—	$45,434
Marketable securities	7,404	16,707	—	24,111

Total	$52,838	$16,707	$—	$69,545

	April 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$45,977	$—	$—	$45,977
Marketable securities	7,374	21,487	—	28,861

Total	$53,351	$21,487	$—	$74,838

In addition to cash equivalents and marketable securities classified as trading securities, we also have an equity method investment valued at approximately $20,000 as of October 31, 2016 and April 30, 2016, that is not recorded at fair value and, thus, is not included in the tables above.

H. Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through October 31, 2016, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of October 31, 2016, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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

In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2016 and 2015:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Revenues:

Enterprise Resource Planning	$2,757	$3,059	$5,765	$6,584
Collaborative Supply Chain Management	18,125	19,267	37,536	37,840
IT Consulting	5,264	6,744	10,278	13,504

	$26,146	$29,070	$53,579	$57,928

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,614)	$(1,383)	$(3,029)	$(2,345)
Collaborative Supply Chain Management	2,164	4,198	5,016	8,391
IT Consulting	158	513	368	1,102

	$708	$3,328	$2,355	$7,148

Intersegment eliminations:
Enterprise Resource Planning	$(880)	$(706)	$(1,759)	$(1,435)
Collaborative Supply Chain Management	897	675	1,792	1,375
IT Consulting	(17)	31	(33)	60

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(2,495)	$(2,089)	$(4,788)	$(3,780)
Collaborative Supply Chain Management	3,061	4,873	6,808	9,766
IT Consulting	142	544	335	1,162

	$708	$3,328	$2,355	$7,148

Capital expenditures:
Enterprise Resource Planning	$121	$136	$166	$144
Collaborative Supply Chain Management	65	40	163	97
IT Consulting	—	—	—	—

	$186	$176	$329	$241

Capitalized software:
Enterprise Resource Planning*	$—	$—	$—	$—
Collaborative Supply Chain Management	969	1,173	1,606	1,990
IT Consulting	—	—	—	—

	$969	$1,173	$1,606	$1,990

Depreciation and amortization:
Enterprise Resource Planning	$183	$149	$326	$299
Collaborative Supply Chain Management	1,453	1,256	2,713	2,514
IT Consulting	2	2	4	5

	$1,638	$1,407	$3,043	$2,818

Earnings (loss) before income taxes:
Enterprise Resource Planning*	$(1,743)	$(1,208)	$(2,471)	$(1,786)
Collaborative Supply Chain Management	2,126	4,156	4,951	8,268
IT Consulting	158	513	368	1,102

	$541	$3,461	$2,848	$7,584

*	includes certain unallocated expenses.

Major Customer

No one customer accounted for more than 10% of total revenues for the three and six months ended October 31, 2016 and 2015.

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

L. Subsequent Event

On November 15, 2016, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B Common Stock. The cash dividend is payable on February 24, 2017 to Class A and Class B shareholders of record at the close of business on February 10, 2017.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, dependence on particular market segments or customers, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, the challenges and risks associated with integration of acquired product lines, companies and services, as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below. The terms “fiscal 2017” and “fiscal 2016” refer to our fiscal years ending April 30, 2017 and 2016, respectively.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in global credit markets.

On October 4, 2016, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2016 and 2017 world economic growth forecast. The update noted that, “Global growth is projected to slow to 3.1 percent in 2016 before recovering to 3.4 percent in 2017. The forecast, revised down by 0.1 percentage point for 2016 and 2017 relative to April, reflects a more subdued outlook for advanced economies following the June U.K. vote in favor of leaving the European Union (Brexit) and weaker-than-expected growth in the United States. These developments have put further downward pressure on global interest rates, as monetary policy is now expected to remain accommodative for longer.

While the first half of fiscal 2017 was a difficult selling environment for the company due to the slow growth and political uncertainty from the Brexit vote and the US elections, for the remainder of fiscal 2017, we expect the global economy to improve when compared to the prior year, which could result in an improved selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment when compared to the period prior to the last recession. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

We believe weak economic conditions may be driving some businesses to focus on achieving more process and efficiency enhancements in their operations and to invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. If this trend continues, we believe it may tend to favor solutions such as our Logility supply chain solutions, which are designed to provide a more rapid return on investment and are targeted at some of the largest profit drivers in a customer’s business. While the recent slow growth economic environment has had a particularly adverse impact on the weaker companies in our target markets, we believe a large percentage of our customers are seeking to make investments to strengthen their operations, and some are taking advantage of current economic conditions to gain market share.

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

We derive revenues primarily from three sources: software licenses, services and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed, which are typically recognized up-front in accordance with SOP 97-2. Services and other revenues consist primarily of fees from software implementation, training, consulting, customization services, SaaS, hosting and managed services, which are typically recognized as incurred or ratably over the respective contractual term of the agreement. We primarily bill under time and materials arrangements and recognize revenues as we perform services. We typically enter into maintenance agreements for a one- to three-year term at the time of the initial product license. We generally bill maintenance fees annually in advance and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, current intangible technology assets, royalties paid to third-party software vendors, and agent commission expenses related to license revenues generated by the indirect channel, primarily from DMI. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, other personnel-related expenses, and agent commission expenses related to maintenance revenues generated by the indirect channel, primarily from DMI. We account for the development costs of software intended for sale in accordance with the Intangibles—Goodwill and Other topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2016 and 2015:

	Three Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2016	2015	2016 vs. 2015
Revenues:
License	12%	19%	(44)%
Services and other	47	46	(8)
Maintenance	41	35	6

Total revenues	100	100	(10)

Cost of revenues:
License	6	7	(20)
Services and other	35	34	(9)
Maintenance	9	8	10

Total cost of revenues	50	49	(7)

Gross margin	50	51	(13)

Research and development	12	8	31
Sales and marketing	20	19	(5)
General and administrative	14	12	1
Amortization of acquisition-related intangibles	1	0	266

Total operating expenses	47	39	6

Operating income	3	12	(79)

Other income:
Interest income	1	0	(15)
Other, net	(2)	0	nm

Earnings before income taxes	2	12	(84)
Income tax expense	0	5	(90)

Net earnings	2%	7%	(81)%

nm—not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2016 and 2015:

	Six Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2016	2015	2016 vs. 2015
Revenues:
License	14%	18%	(26)%
Services and other	46	47	(10)
Maintenance	40	35	5

Total revenues	100	100	(8)

Cost of revenues:
License	6	7	(13)
Services and other	34	33	(7)

	Six Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2016	2015	2016 vs. 2015
Maintenance	10	8	19

Total cost of revenues	50	48	(3)

Gross margin	50	52	(11)

Research and development	12	9	21
Sales and marketing	20	18	0
General and administrative	13	12	2
Amortization of acquisition-related intangibles	1	0	133

Total operating expenses	46	39	6

Operating income	4	13	(67)

Other income:
Interest income	1	1	(9)
Other, net	0	0	0

Earnings before income taxes	5	14	(62)
Income tax expense	1	5	(74)

Net earnings	4%	9%	(56)%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2016 AND 2015

REVENUES

	Three Months Ended October 31,
		% of Total Revenue
	2016	2015	% Change	2016	2015
	(in thousands)
License	$3,140	$5,563	(44)%	12%	19%
Services and other	12,349	13,463	(8)	47	46
Maintenance	10,657	10,044	6	41	35

Total revenues	$26,146	$29,070	(10)%	100%	100%

	Six Months Ended October 31,
		% of Total Revenue
	2016	2015	% Change	2016	2015
	(in thousands)
License	$7,767	$10,439	(26)%	14%	18%
Services and other	24,570	27,308	(10)	46	47
Maintenance	21,242	20,181	5	40	35

Total revenues	$53,579	$57,928	(8)%	100%	100%

The 10% decrease in revenues over the three months ended October 31, 2016 was attributable primarily to a 44% decrease in license fee revenues and, to a lesser extent, an 8% decrease in services and other revenues. This was partially offset by a 6% increase in maintenance revenues for the three months ended October 31, 2016 when compared to the same period last year. The decrease in license fee revenues was attributable to a delay in closing several license fee agreements during the quarter in all three business units. We believe this delay was primarily due to economic uncertainty related to the U.S. elections and lower overall business information technology spending. The primary reason for the decrease in services and other revenues in the three months ended October 31, 2016 was a decrease in our IT consulting services due to decreased demand for IT temporary staff.

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

International revenues represented approximately 17% and 16% of total revenues in the three months ended October 31, 2016 and 2015, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenues

	Three Months Ended October 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$178	$596	(70)%
Supply Chain Management	2,962	4,967	(40)

Total license revenues	$3,140	$5,563	(44)%

	Six Months Ended October 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$713	$1,641	(57)%
Supply Chain Management	7,054	8,798	(20)

Total license revenues	$7,767	$10,439	(26)%

For the three and six months ended October 31, 2016, license fee revenues decreased 44% and 26%, respectively, when compared to the same periods in the prior year. In the three and six months ended October 31, 2016, license fee revenues from our SCM business unit decreased 40% and 20%, respectively, when compared to the corresponding periods in the prior year. We believe that the decrease in the first half of fiscal 2017 was due primarily to the economic uncertainty related to the US elections and lower overall business information technology spending. Our SCM business unit constituted 94% and 89% of total license fee revenues for the three months ended October 31, 2016 and 2015, respectively. Our SCM business unit constituted 91% and 84% of total license fee revenues for the six months ended October 31, 2016 and 2015, respectively. Our ERP business unit license fee revenues decreased by 70% and 57% for the three and six months ended October 31, 2016 when compared to the same periods in the prior year, primarily due to decreased license fee sales to the apparel and retail industries from uncertainty in the economy.

The direct sales channel provided approximately 79% and 81% of license fee revenues for the three and six months ended October 31, 2016, compared to approximately 77% and 73% in the comparable periods last year. The increase in the proportion of sales by our direct sales channel was due to a larger decrease in license fee revenue from Logility’s indirect sales channel. For the three months ended October 31, 2016 and 2015, our margins after commissions on direct sales were approximately 82% and 87%, respectively. For the six months ended October 31, 2016 and 2015, our margins after commissions on direct sales were approximately 87% for both periods. The margins increased in the current period due to the mix of sales commission rates based on each individual salespersons’ quotas and related achievement. For the three months ended October 31, 2016 and 2015, our margins after commissions on indirect sales were approximately 45% and 45%, respectively. For the six months ended October 31, 2016 and 2015, our margins after commissions on indirect sales were approximately 36% and 51%, respectively. The indirect channel margins for the current quarter are flat when compared to the same period in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenues

	Three Months Ended October 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$1,205	$1,158	4%
Supply Chain Management	5,880	5,561	6
IT Consulting	5,264	6,744	(22)

Total services and other revenues	$12,349	$13,463	(8)%

	Six Months Ended October 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$2,299	$2,364	(3)%
Supply Chain Management	11,993	11,440	5
IT Consulting	10,278	13,504	(24)

Total services and other revenues	$24,570	$27,308	(10)%

For the three and six months ended October 31, 2016, services revenue decreased by 8% and 10%, respectively, primarily due to decreased services revenues from our IT consulting business unit. For the three and six months ended October 31, 2016, services and other revenues from our ERP segment increased by 4% and decreased by 3%, respectively, when compared to the same periods in the prior year due to the timing of project work particularly at NGC. For the three and six months ended October 31, 2016, a 6% and 5% increase, respectively, at our SCM business unit was due to services revenue related to our Logility Cloud Services area and an increase in utilization from project implementation services from higher license fees in prior periods. For the three and six months ended October 31, 2016, our IT Consulting segment’s revenues decreased 22% and 24%, respectively, when compared to the same periods in the prior year due to the completion in the first half of fiscal 2016 of an IT project from one of our larger customers. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

For the three months ended October 31, 2016, Cloud Services Annual Contract Value (“ACV”) increased approximately 42% to $4.4 million compared to $3.1 million in the same period of the prior year. ACV is comprised of software-as-a-service (“SAAS”) of $2.3 million compared to approximately $1.5 million during the same period last year and other cloud services ACV of $2.1 million compared to $1.6 million during the same period last year. ACV is a forward-looking operating measure used by management to better understand cloud services (SaaS and other related cloud services) revenue trends within our business, as it reflects our current estimate of revenue to be generated under existing client contracts in the forward 12-month period.

Maintenance Revenues

	Three Months Ended October 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$1,376	$1,305	5%
Supply Chain Management	9,281	8,739	6

Total maintenance revenues	$10,657	$10,044	6%

	Six Months Ended October 31,
	2016	2015	% Change
	(in thousands)
Enterprise Resource Planning	$2,728	$2,579	6%
Supply Chain Management	18,514	17,602	5

Total maintenance revenues	$21,242	$20,181	5%

For the three and six months ended October 31, 2016, maintenance revenues increased 6% and 5%, respectively, when compared to the same periods in the prior year, due primarily to increased license fees in recent periods. Logility accounted for 87% of total maintenance revenues for the three and six months ended October 31, 2016 and 2015. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended October 31,				Six months ended October 31,
	2016		2015		2016		2015
Gross margin on license fees	$1,534	49%	$3,561	64%	$4,338	56%	$6,510	62%
Gross margin on services and other	3,305	27	3,540	26	6,473	26	7,934	29
Gross margin on maintenance	8,179	77	7,796	78	16,003	75	15,770	78

Total gross margin	$13,018	50%	$14,897	51%	$26,814	50%	$30,214	52%

For the three and six months ended October 31, 2016, our total gross margin percentage decreased slightly when compared to the same periods in the prior year primarily due to a lower license fee margin from lower license fees in the first half of fiscal 2017.

Gross Margin on License Fees

License fee gross margin percentage for the three and six months ended October 31, 2016 decreased when compared to the same periods in the prior year due to lower license fees. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three and six months ended October 31, 2016, the gross margin percentage on services and other revenue increased slightly by one percentage point when compared to the same period in the prior year primarily due to an improvement in our services margin at our ERP business unit. For the six months ended October 31, 2016, the gross margin percentage on services and other revenue decreased three percentage points when compared to the same period in the prior year primarily due to increased costs related to our Logility Cloud Services area. Services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three and six months ended October 31, 2016 and 2015 were essentially the same range of 75% to 78%. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended October 31,				Six Months Ended October 31,
	2016	2015	% of Revenues		2016	2015	% of Revenues
			2016	2015			2016	2015
	(in thousands)				(in thousands)
Research and development	$3,169	$2,416	12%	8%	$6,269	$5,165	12%	9%
Sales and marketing	$5,202	$5,465	20%	19%	$10,672	$10,698	20%	18%
General and administrative	$3,690	$3,620	14%	12%	$7,201	$7,067	13%	12%
Amortization of acquisition-related intangible assets	$249	$68	1%	0%	$317	$136	1%	0%
Other income, net	$(167)	$133	(1)%	1%	$493	$436	1%	1%
Income tax expense	$129	$1,308	0%	4%	$748	$2,859	1%	5%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended (in thousands)
	October 31, 2016	Percent Change	October 31, 2015
Total capitalized computer software development costs	$969	(17%)	$1,173
Percentage of gross product research and development costs	23%		33%
Total research and development expense	3,169	31%	2,416

Percentage of total revenues	12%		8%
Total research and development expense and capitalized computer software development costs	$4,138	15%	$3,589

Percentage of total revenues	16%		12%
Total amortization of capitalized computer software development costs *	$990	1%	$979

	Six Months Ended (in thousands)
	October 31, 2016	Percent Change	October 31, 2015
Total capitalized computer software development costs	$1,606	(19)%	$1,990
Percentage of gross product research and development costs	20%		28%
Total research and development expense	6,269	21%	5,165

Percentage of total revenues	12%		9%
Total research and development expense and capitalized computer software development costs	$7,875	10%	$7,155

Percentage of total revenues	15%		12%
Total amortization of capitalized computer software development costs *	$1,980	1%	$1,952

*	Included in cost of license fees

For the three and six months ended October 31, 2016, gross product research and development costs increased 15% and 10%, respectively when compared to the same periods in the previous year due increased headcount and related expenses. Capitalized software development costs decreased 17% and 19%, respectively, for the three and six months ended October 31, 2016 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to decrease for the remainder of fiscal 2017 as compared to the first half of 2017, and we expect capitalized software amortization expense to be relatively stable in coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and six months ended October 31, 2016, sales and marketing expenses were in the range of 18% to 20% of revenues. The percentage changes were primarily due an increased headcount and sales commissions as a result of higher license fees. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and six months ended October 31, 2016, general and administrative expenses remained flat when compared to the same periods a year ago.

At October 31, 2016, the total number of employees was 437 compared to 417 at October 31, 2015.

Operating Income/(Loss)

	Three Months Ended October 31,			Six Months Ended October 31,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning*	$(1,614)	$(1,383)	(17)%	$(3,029)	$(2,345)	(29)%
Collaborative Supply Chain Management	2,164	4,198	(48)	5,016	8,391	(40)
IT Consulting	158	513	(69)	368	1,102	(67)

Total Operating Income	$708	$3,328	(79)%	$2,355	$7,148	(67)%

*	includes certain unallocated expenses.

Our ERP segment operating loss increased 17% and 29% in the three and six months ended October 31, 2016, respectively, compared to the same period in the prior year primarily due to lower revenues.

Our SCM segment’s operating income decreased by 48% and 40% for the three and six months ended October 31, 2016, respectively, compared to same period last year primarily due to lower revenues and increased headcount and related costs.

Our IT Consulting segment operating income decreased 69% and 67% for the three and six months ended October 31, 2016, respectively, when compared to the prior year due to lower revenues.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments.

For the three months ended October 31, 2016, the decrease in other income was due primarily to a higher unrealized loss on investments and lower interest income when compared to the same period last year. This decrease was partially offset by: 1) lower exchange rate losses of approximately $72,000 for the three months ended October 31, 2016 when compared to $82,000 the same period last year and 2) higher rental income when compared to the same period last year.

For the six months ended October 31, 2016, the increase in other income was due primarily to a lower unrealized loss on investments when compared to the same period last year. This increase was partially offset by: 1) lower interest income of $595,000 for the six months ended October 31, 2016 when compared to $657,000 for the same period in the prior year and 2) higher rental income when compared to the same period last year and 3) higher exchange rate losses of approximately $180,000 for the six months ended October 31, 2016 when compared to $185,000 the same period last year.

We recorded losses of approximately $610,000 and $394,000 for the three and six months ended October 31, 2016, respectively, from our trading securities portfolio. We recorded losses of approximately $353,000 and $539,000 the three and six months ended October 31, 2015, respectively, from our trading securities portfolio.

For the three and six months ended October 31, 2016, our investments generated an annualized yield of approximately 1.55% and 1.63%, respectively, compared to approximately 1.83% and 1.80% for the three and six months ended October 31, 2015, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended October 31, 2016, our effective tax rate was 23.8% compared to our effective tax rate of 37.8% in the three months ended October 31, 2015. This was lower than the same period last year because the research and development tax credit was not extended until the third quarter of fiscal 2016, and because of the tax benefit from stock option exercises in the current quarter. During the six months ended October 31, 2016, our effective rate was 26.3% compared to our effective rate of 37.7% in the six months ended October 31, 2015.

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

The following table shows information about our cash flows and liquidity positions during the six months ended October 31, 2016 and 2015. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

	Six Months Ended October 31, (in thousands)
	2016	2015
Net cash provided by operating activities	$9,635	$4,362
Net cash used in investing activities	(6,376)	(2,231)
Net cash used in financing activities	(4,094)	(5,264)

Net change in cash and cash equivalents	$(835)	$(3,133)

For the six months ended October 31, 2016, the net cash provided by operating activities increased when compared to the same period last year was due primarily to: 1) an increase in comparative decrease in customer accounts receivables caused by the timing of closing customer sales and related collections, 2) a decrease in purchases of trading securities, 3) higher proceeds from the maturity and sales of trading securities, 4) a decrease in the comparative decrease in deferred revenues due to timing of revenue recognition, 5) an increase in depreciation and amortization, and 6) lower excess tax benefit from stock-based compensation. This increase was partially offset by: 1) a decrease in net earnings, 2) an increase in the relative decrease in accounts payable and other accruals due to timing of payments, 3) a loss on investments compared to a gain the same period last year, 4) an increase in the comparative increase in prepaid expenses when compared to the same period in the prior year due to the timing of purchases, 5) a decrease in stock-based compensation expense, 6) an increase in deferred income tax and 7) lower tax benefit from stock options exercised.

The increase in cash used in investing activities when compared to the same period in the prior year was due primarily to the acquisition of Adapchain, Inc. during the quarter ended October 31, 2016 and an increase in purchases of property and equipment. That increase was partially offset by lower capitalized computer software development costs.

The decrease in cash used in financing activities compared to the prior year was due primarily to an increase in proceeds from exercise of stock options and a decrease in the repurchase of common stock. This was partially offset by an increase in dividends paid and a decrease in excess tax benefits from stock-based compensation.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of October 31, (in thousands)
	2016	2015
Cash and cash equivalents	$48,169	$41,522
Short and long-term investments	24,131	30,615

Total cash and short and long-term investments	$72,300	$72,137

Net (decrease) increase in total cash and investments (six months ended October 31)	$(5,585)	$(3,258)

Our total activities used less cash and investments during the six months ended October 31, 2016, when compared to the prior year period, due primarily to the decline in operating results and changes in operating assets and liabilities as noted above.

Days Sales Outstanding in accounts receivable were 54 days as of October 31, 2016, compared to 57 days as of October 31, 2015. This decrease is primarily due to timing of cash collections. Our current ratio on October 31, 2016 was 2.5 to 1 and on October 31, 2015 was 2.4 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $72.3 million in cash and investments with no debt as of October 31, 2016, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to vendor specific objective evidence (“VSOE”), capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At October 31, 2016, our goodwill balance was $19.5 million and our intangible assets with definite lives balance was approximately $4.4 million, net of accumulated amortization.

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

Foreign Currency In the three and six months ended October 31, 2016, we generated approximately 17% and 17%, respectively, of our revenues outside the United States. We typically make international sales through our foreign branches or our Logility branch and denominate those sales typically in U.S. dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded an exchange rate losses of approximately $72,000 and $180,000 for the three and six months ended October 31, 2016, respectively, compared to exchange rate losses of approximately $82,000 and $175,000 for the three months and six months ended October 31, 2015, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $234,000 exchange gain or loss for the three months ended October 31, 2016. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of October 31, 2016 was approximately $74.0 million compared to $69.6 million as of October 31, 2015.

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

Management’s Report on Internal Control Over Financial Reporting

Our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specifies in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive office and chief financial officer, to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 and our subsequently files periodic reports. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K and our subsequently files periodic reports.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended October 31, 2016:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2016 through August 31, 2016	—	$—	—	966,656
September 1, 2016 through September 30, 2016	—	$—	—	966,656
October 1, 2016 through October 31, 2016	—	$—	—	966,656

Total Fiscal 2017 Second Quarter	—	$—	—	966,656

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 8, 2016	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President, Chief Executive Officer, Director and Chief Operating Officer

Date: December 8, 2016	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 8, 2016	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer