Form 10-Q
period 2017-01-31
AMERICAN SOFTWARE INC
filed 2017-03-02
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at February 28, 2017
Class A Common Stock, $.10 par value	27,038,393 Shares
Class B Common Stock, $.10 par value	2,432,086 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended January 31, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2017	April 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$55,752	$49,004
Investments	20,804	20,957
Trade accounts receivable, less allowance for doubtful accounts of $151 at January 31, 2017 and $178 at April 30, 2016:
Billed	14,980	17,104
Unbilled	2,415	3,444
Prepaid expenses and other current assets	4,394	3,586

Total current assets	98,345	94,095
Investments—Noncurrent	2,715	7,924
Property and equipment, net of accumulated depreciation of $33,029 at January 31, 2017 and $32,437 at April 30, 2016	3,321	3,396
Capitalized software, net of accumulated amortization of $19,460 at January 31, 2017 and $16,173 at April 30, 2016	8,324	9,140
Goodwill	19,549	18,749
Other intangibles, net of accumulated amortization of $5,913 at January 31, 2017 and $4,747 at April 30, 2016	3,893	1,858
Other assets	826	1,562

Total assets	$136,973	$136,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,263	$1,280
Accrued compensation and related costs	2,600	4,349
Dividends payable	3,261	2,887
Other current liabilities	4,948	2,779
Deferred revenue	28,406	27,999

Total current liabilities	40,478	39,294
Deferred income taxes	1,039	1,319
Long-term deferred revenue	313	612
Other long-term liabilities	70	605

Total liabilities	41,900	41,830
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 31,621,025 shares at January 31, 2017 and 30,972,947 shares at April 30, 2016	3,162	3,097
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,432,086 shares at January 31, 2017 and 2,487,086 shares at April 30, 2016; convertible into Class A shares on a one-for-one basis	243	249
Additional paid-in capital	119,659	114,210
Retained (accumulated deficit)/earnings	(2,432)	2,897
Class A treasury stock, 4,588,632 shares at January 31, 2017 and April 30, 2016, at cost	(25,559)	(25,559)

Total shareholders’ equity	95,073	94,894

Commitments and contingencies
Total liabilities and shareholders’ equity	$136,973	$136,724

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Revenues:
License	$3,959	$5,048	$11,726	$15,487
Services and other	11,815	11,801	36,385	39,109
Maintenance	10,667	10,246	31,909	30,427

Total revenues	26,441	27,095	80,020	85,023

Cost of revenues:
License	2,081	1,846	5,510	5,775
Services and other	8,061	9,181	26,159	28,555
Maintenance	2,250	2,461	7,489	6,872

Total cost of revenues	12,392	13,488	39,158	41,202

Gross margin	14,049	13,607	40,862	43,821

Research and development	3,074	3,012	9,343	8,177
Sales and marketing	4,635	5,269	15,307	15,967
General and administrative	3,500	2,740	10,701	9,807
Amortization of acquisition-related intangibles	385	68	702	204

Total operating expenses	11,594	11,089	36,053	34,155

Operating income	2,455	2,518	4,809	9,666
Other income (expense):
Interest income	287	352	882	1,009
Other, net	738	(546)	637	(767)

Earnings before income taxes	3,480	2,324	6,328	9,908
Income tax expense	1,237	213	1,985	3,072

Net earnings	$2,243	$2,111	$4,343	$6,836

Earnings per common share (a):
Basic	$0.08	$0.07	$0.15	$0.24

Diluted	$0.08	$0.07	$0.15	$0.24

Cash dividends declared per common share	$0.11	$0.10	$0.32	$0.30

Shares used in the calculation of earnings per common share:
Basic	29,333	28,778	29,136	28,684

Diluted	29,630	29,107	29,447	28,973

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.08 and $0.07 for the three months ended January 31, 2017 and 2016, and $0.15 and $0.24 for the nine months ended January 31, 2017 and 2016, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2017	2016
Cash flows from operating activities:

Net earnings	$4,343	$6,836
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,045	4,217
Stock-based compensation expense	1,111	1,212
Net (gain)/loss on investments	(170)	1,243
Deferred income taxes	(281)	(525)
Other, net	—	15
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(7,150)	(10,158)
Proceeds from maturities and sales of trading securities	12,683	8,292
Accounts receivable, net	3,661	(1,127)
Prepaid expenses and other assets	(5)	(1,414)
Accounts payable and other liabilities	(53)	245
Deferred revenue	78	(371)

Net cash provided by operating activities	19,262	8,465

Cash flows from investing activities:
Capitalized computer software development costs	(2,471)	(2,681)
Purchases of property and equipment, net of disposals	(500)	(481)
Purchase of business, net of cash acquired	(4,441)	—

Net cash used in investing activities	(7,412)	(3,162)

Cash flows from financing activities:
Repurchase of common stock	—	(70)
Excess tax benefits from stock based compensation	—	231
Proceeds from exercise of stock options	4,397	1,636
Payment for accrued acquisition consideration	(200)	(200)
Dividends paid	(9,299)	(8,593)

Net cash used in financing activities	(5,102)	(6,996)

Net change in cash and cash equivalents	6,748	(1,693)
Cash and cash equivalents at beginning of period	49,004	44,655

Cash and cash equivalents at end of period	$55,752	$42,962

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

January 31, 2017

A. Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at January 31, 2017, the results of operations for the three and nine months ended January 31, 2017 and 2016 and cash flows for the nine months ended January 31, 2017 and 2016. The Company’s results for the three and nine months ended January 31, 2017 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to collectability, capitalized software costs, goodwill, intangible asset impairment, income taxes, allocation of fair values in acquisitions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $414,000 and $1.6 million for the three and nine months ended January 31, 2017, respectively, and $555,000 and $1.8 million for the three and nine months ended January 31, 2016, respectively.

Software-as-a-Service (SaaS) revenues include fees for the right to use the software for a limited period of time in a hosted environment by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line; however, the customer has no ability to take delivery of the software. The underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually. Software-as-a-Service (SaaS) revenues are recognized ratably over the subscription (which is included in Services Revenue) over the committed services period once the services commence.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At January 31, 2017 and April 30, 2016, unbilled license fees were approximately $126,000 and $1.6 million, respectively, and unbilled services revenues were approximately $2.3 million and $1.9 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended January 31, 2017		Nine Months Ended January 31, 2017
	Class A	Class B	Class A	Class B
Distributed earnings	$0.11	$0.11	$0.32	$0.32
Undistributed earnings	(0.03)	(0.03)	(0.17)	(0.17)

Total	$0.08	$0.08	$0.15	$0.15

Distributed earnings	$2,943	$267	$8,583	$778
Undistributed earnings	(887)	(80)	(4,596)	(422)

Total	$2,056	$187	$3,987	$356

Basic weighted average common shares outstanding	26,901	2,432	26,687	2,448

	Three Months Ended January 31, 2016		Nine Months Ended January 31, 2016
	Class A	Class B	Class A	Class B
Distributed earnings	$0.10	$0.10	$0.30	$0.30
Undistributed earnings	(0.03)	(0.03)	(0.06)	(0.06)

Total	$0.07	$0.07	$0.24	$0.24

Distributed earnings	$2,626	$259	$7,841	$776
Undistributed earnings	(704)	(70)	(1,620)	(161)

Total	$1,922	$189	$6,221	$615

Basic weighted average common shares outstanding	26,191	2,587	26,097	2,587

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended January 31, 2017

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$2,056	26,901	$0.08
Common Stock Equivalents	—	297	—

	2,056	27,198	0.08
Class B Conversion	187	2,432	—

Diluted EPS for Class A Common Shares	$2,243	29,630	$0.08

Nine Months Ended January 31, 2017

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$3,987	26,687	$0.15
Common Stock Equivalents	—	312	—

	3,987	26,999	0.15
Class B Conversion	357	2,448	—

Diluted EPS for Class A Common Shares	$4,343	29,447	$0.15

Three Months Ended January 31, 2016

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,922	26,191	$0.07
Common Stock Equivalents	—	329	—

	1,922	26,520	0.07
Class B Conversion	189	2,587	—

Diluted EPS for Class A	$2,111	29,107	$0.07

Nine Months Ended January 31, 2016

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$6,221	26,097	$0.24
Common Stock Equivalents	—	289	—

	6,221	26,386	0.24
Class B Conversion	615	2,587	—

Diluted EPS for Class A	$6,836	28,973	$0.24

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended January 31, 2017

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$187	2,432	$0.08
Reallocation of undistributed earnings to Class A Common Shares from Class B Common Shares	2	—	—

Diluted EPS for Class B Common Shares	$189	2,432	$0.08

Nine Months Ended January 31, 2017

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$356	2,448	$0.15
Reallocation of undistributed earnings to Class B Common Shares from Class A Common Shares	6	—	—

Diluted EPS for Class B Common Shares	$362	2,448	$0.15

Three Months Ended January 31, 2016

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$189	2,587	$0.07
Reallocation of undistributed loss to Class A shares from Class B shares	1	—	—

Diluted EPS for Class B	$190	2,587	$0.07

Nine Months Ended January 31, 2016

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$615	2,587	$0.24
Reallocation of undistributed earnings to Class A shares from Class B shares	2	—	—

Diluted EPS for Class B	$617	2,587	$0.24

*	Amounts adjusted for rounding

For the three and nine months ended January 31, 2017, we excluded options to purchase 374,439 and 337,500 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2016, we excluded options to purchase 63,435 and 1,346,761 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2017, we had a total of 3,230,575 options outstanding and, as of January 31, 2016, we had a total of 3,508,719 options outstanding.

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

Under the terms of the Purchase Agreement, the Company acquired the assets for a purchase price of $4,000,000 in cash plus a post-closing working capital adjustment of $385,000 and $102,000 in purchase price adjustments related to the fair value of deferred revenue. Additional consideration is payable at the end of each three month period in the 36-month period following the Closing Date (such 36-month period being the “Earnout Period”) from the license fee revenues contracted for and recorded as revenue in accordance with GAAP by either AdapChain or the Company from the sale of AdapChain software during such three month period, up to a maximum aggregate amount of $2.0 million over the Earnout Period. This additional consideration will be accounted for as post-combination services and, therefore, will be expensed as incurred, since one of the previous shareholders of AdapChain must remain employed by the Company in order to receive these earnout payments. The accrued earnout as of January 31, 2017 was $54,000. The Company incurred acquisition costs of approximately $0 and $139,400 during the three and nine months ended January 31, 2017, respectively. The operating results of ACI are not material for pro forma disclosure. We preliminarily allocated $800,000 of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.

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

F. Stock-Based Compensation

During the nine months ended January 31, 2017 and 2016, we granted options for 342,000 and 1,076,200 shares of common stock, respectively. We recorded stock option compensation cost of approximately $333,000 and $404,000 and related income tax benefits of approximately $124,000 and $148,000 during the three months ended January 31, 2017 and 2016, respectively. We recorded stock option compensation cost of approximately $1.1 million and $1.2 million and related income tax benefits of approximately $409,000 and $443,000 during the nine months ended January 31, 2017 and 2016, respectively. We recorded stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in-capital.

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

Prior to the adoption of ASU No. 2016-09, cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) were classified as financing cash flows. During the nine months ended January 31, 2016, we realized excess tax benefits of approximately $231,000, which are included as a component of cash flows from financing activities in the accompanying 2016 consolidated statements of cash flows.

During the nine months ended January 31, 2017 and 2016, we issued 593,082 and 276,700 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2017 and 2016 based on market value at the exercise dates was approximately $786,000 and $1.1 million, respectively. As of January 31, 2017, unrecognized compensation cost related to unvested stock option awards approximated $2.7 million, which we expect to recognize over a weighted average period of 1.59 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2017 and April 30, 2016, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	January 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$51,818	$—	$—	$51,818
Marketable securities	8,551	14,949	—	23,500

Total	$60,369	$14,949	$—	$75,318

	April 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$45,977	$—	$—	$45,977
Marketable securities	7,374	21,487	—	28,861

Total	$53,351	$21,487	$—	$74,838

H. Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through January 31, 2017, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of January 31, 2017, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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

In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2017 and 2016:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Revenues:

Enterprise Resource Planning	$2,884	$3,291	$8,649	$9,875
Collaborative Supply Chain Management	18,449	18,339	55,985	56,179
IT Consulting	5,108	5,465	15,386	18,969

	$26,441	$27,095	$80,020	$85,023

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,116)	$(1,049)	$(4,146)	$(3,394)
Collaborative Supply Chain Management	3,241	3,393	8,257	11,784
IT Consulting	330	174	698	1,276

	$2,455	$2,518	$4,809	$9,666

Intersegment eliminations:
Enterprise Resource Planning	$(846)	$(750)	$(2,605)	$(2,185)
Collaborative Supply Chain Management	846	721	2,638	2,096
IT Consulting	—	29	(33)	89

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(1,962)	$(1,799)	$(6,751)	$(5,579)
Collaborative Supply Chain Management	4,087	4,114	10,895	13,880
IT Consulting	330	203	665	1,365

	$2,455	$2,518	$4,809	$9,666

Capital expenditures:
Enterprise Resource Planning	$117	$188	$283	$332
Collaborative Supply Chain Management	55	52	217	149
IT Consulting	—	—		—

	$172	$240	$500	$481

Capitalized software:
Enterprise Resource Planning*	$—	$—	$—	$—
Collaborative Supply Chain Management	865	692	2,471	2,681
IT Consulting	—	—	—	—

	$865	$692	$2,471	$2,681

Depreciation and amortization:
Enterprise Resource Planning	$92	$146	$420	$445
Collaborative Supply Chain Management	1,906	1,251	4,619	3,765
IT Consulting	2	2	6	7

	$2,000	$1,399	$5,045	$4,217

Earnings (loss) before income taxes:
Enterprise Resource Planning*	$(73)	$(1,105)	$(2,546)	$(2,891)
Collaborative Supply Chain Management	3,224	3,255	8,176	11,523
IT Consulting	329	174	698	1,276

	$3,480	$2,324	$6,328	$9,908

*	includes certain unallocated expenses.

Major Customer

No one customer accounted for more than 10% of total revenues for the three and nine months ended January 31, 2017 and 2016.

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

L. Subsequent Event

On February 14, 2017, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B Common Stock. The cash dividend is payable on May 26, 2017 to Class A and Class B shareholders of record at the close of business on May 12, 2017.

On February 23, 2017, the Company divested excess real estate amounting to approximately 40% of our land holdings at $13.4 million. The after-tax net gain of approximately $7.9 million will be recorded in the fourth quarter.

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

On January 16, 2017, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2016 and 2017 world economic growth forecast. The update noted that, “Global growth for 2016 is now estimated at 3.1 percent, in line with the October 2016 forecast. Economic activity in both advanced economies and EMDEs is forecast to accelerate in 2017–18, with global growth projected to be 3.4 percent and 3.6 percent, respectively, again unchanged from the October forecasts. After a lackluster outturn in 2016, economic activity is projected to pick up pace in 2017 and 2018, especially in emerging market and developing economies. However, there is a wide dispersion of possible outcomes around the projections, given uncertainty surrounding the policy stance of the U.S. administration and its global ramifications. The assumptions underpinning the forecast should be more specific by the time of the April 2017 World Economic Outlook, as more clarity emerges on U.S. policies and their implications for the global economy.”

While the first three quarters of fiscal 2017 was a difficult selling environment for the Company due to the slow growth and political uncertainty from the Brexit vote and the US elections, for the remainder of fiscal 2017 and fiscal 2018, we expect the global economy to improve when compared to the prior year based on comments from the IMF, which could result in an improved selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment when compared to the period prior to the last recession. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

We derive revenues primarily from three sources: software licenses, services and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed, which are typically recognized up-front in accordance with ASC 985-605. Services and other revenues consist primarily of fees from software implementation, training, consulting, customization services, SaaS, hosting and managed services, which are typically recognized as incurred or ratably over the respective contractual term of the agreement. We primarily bill under time and materials arrangements and recognize revenues as we perform services. We typically enter into maintenance agreements for a one- to three-year term at the time of the initial product license. We generally bill maintenance fees annually in advance and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, current intangible technology assets, royalties paid to third-party software vendors, and agent commission expenses related to license revenues generated by the indirect channel, primarily from DMI. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, other personnel-related expenses, and agent commission expenses related to maintenance revenues generated by the indirect channel, primarily from DMI. We account for the development costs of software intended for sale in accordance with the Intangibles—Goodwill and Other topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues and cost. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, which risk factors have been supplemented by the risk factors appearing in Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended July 31, 2016.

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of Effective Date, which defers the implementation of ASU 2014-09, Revenue from Contracts with Customers, for one year from the initial effective date. The initial effective date of ASU No. 2014-09 was for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. ASU No. 2015-14 extends the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of reporting periods beginning after December 16, 2016, including interim reporting periods within that reporting period. The Company has performed a review of the requirements of the new revenue standard and is monitoring the activity of the FASB as it relates to specific interpretive guidance. The Company is reviewing customer contracts and is in the process of applying the five-step model of the new standard to each contract category it has identified and will compare the results to its current accounting practices. The Company plans to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on May 1, 2018. The Company will likely apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Under this method, the Company would not restate the prior financial statements presented. Therefore, the new standard would require additional disclosures of the amount by which each financial statement line item is affected in the fiscal year 2019 reporting period.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2017 and 2016:

	Three Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2017	2016	2017 vs. 2016
Revenues:
License	15%	19%	(22)%
Services and other	45	43	0
Maintenance	40	38	4

Total revenues	100	100	(2)

Cost of revenues:
License	8	7	13
Services and other	30	34	(12)
Maintenance	9	9	(9)

Total cost of revenues	47	50	(8)

Gross margin	53	50	3

Research and development	12	11	2
Sales and marketing	18	20	(12)
General and administrative	13	10	28
Amortization of acquisition-related intangibles	1	—	466

Total operating expenses	44	41	5

Operating income	9	9	(3)

Other income:
Interest income	1	1	(18)
Other, net	3	(1)	nm

Earnings before income taxes	13	9	50
Income tax expense	5	(1)	481

Net earnings	8%	8%	6%

nm—not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2017 and 2016:

	Nine Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2017	2016	2017 vs. 2016
Revenues:
License	15%	18%	(24)%
Services and other	45	46	(7)
Maintenance	40	36	5

Total revenues	100	100	(6)

Cost of revenues:
License	7	7	(5)
Services and other	33	34	(8)
Maintenance	9	8	9

Total cost of revenues	49	48	5

Gross margin	51	52	(7)

Research and development	12	10	14
Sales and marketing	19	18	4
General and administrative	13	12	9
Amortization of acquisition-related intangibles	1	—	245

Total operating expenses	45	40	6

Operating income	6	12	(50)

Other income:
Interest income	1	1	(13)
Other, net	1	(1)	nm

Earnings before income taxes	8	12	(36)
Income tax expense	3	4	(35)

Net earnings	5%	8%	(36)%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2017 AND 2016

REVENUES

	Three Months Ended January 31,
			% of Total Revenue
	2017	2016	% Change	2017	2016
	(in thousands)
License	$3,959	$5,048	(22)%	15%	19%
Services and other	11,815	11,801	(0)	45%	43%
Maintenance	10,667	10,246	4	40%	38%

Total revenues	$26,441	$27,095	(2)%	100%	100%

	Nine Months Ended January 31,
			% of Total Revenue
	2017	2016	% Change	2017	2016
	(in thousands)
License	$11,726	$15,487	(24)%	15%	18%
Services and other	36,385	39,109	(7)	45%	46%
Maintenance	31,909	30,427	5	40%	36%

Total revenues	$80,020	$85,023	(6)%	100%	100%

The 2% decrease in revenues over the three months ended January 31, 2017 was attributable to a 22% decrease in license fee revenues. This was partially offset by a 4% increase in maintenance revenues for the three months ended January 31, 2017 when compared to the same period last year. The decrease in license fee revenues was attributable to a delay in closing several license fee agreements during the quarter in all three business units, partially offset by an increase in SAAS contracts. We believe this delay was primarily due to economic uncertainty related to the Brexit vote in the United Kingdom, the US elections and lower overall business information technology spending.

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

International revenues represented approximately 17% and 19% of total revenues in the three months ended January 31, 2017 and 2016, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenues

	Nine Months Ended January 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$1,171	$2,607	(55)%
Supply Chain Management	10,555	12,880	(18)

Total license revenues	$11,726	$15,487	(24)%

	Three Months Ended January 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$458	$966	(53)%
Supply Chain Management	3,501	4,082	(14)

Total license revenues	$3,959	$5,048	(22)%

	Nine Months Ended January 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$1,171	$2,607	(55)%
Supply Chain Management	10,555	12,880	(18)

Total license revenues	$11,726	$15,487	(24)%

For the three and nine months ended January 31, 2017, license fee revenues decreased 22% and 24%, respectively, when compared to the same periods in the prior year. In the three and nine months ended January 31, 2017, license fee revenues from our SCM business unit decreased 14% and 18%, respectively, when compared to the corresponding periods in the prior year. We believe that the decrease in the first three quarters of fiscal 2017 was due primarily to the economic uncertainty related to the Brexit vote in the United Kingdom, US elections and lower overall business information technology spending. Our SCM business unit constituted 88% and 81% of total license fee revenues for the three months ended January 31, 2017 and 2016, respectively. Our SCM business unit constituted 90% and 83% of total license fee revenues for the nine months ended January 31, 2017 and 2016, respectively. Our ERP business unit license fee revenues decreased by 53% and 55% for the three and nine months ended January 31, 2017 when compared to the same periods in the prior year, primarily due to decreased license fee sales to the apparel and retail industries from uncertainty in the economy.

The direct sales channel provided approximately 81% of license fee revenues for the three and nine months ended January 31, 2017, compared to approximately 82% and 76% in the comparable periods last year. The increase in the proportion of sales by our direct sales channel for the nine months ended January 31, 2017 was due to a larger decrease in license fee revenue from Logility’s indirect sales channel which sells mainly to the small and mid-size business area. For the three months ended January 31, 2017 and 2016, our margins after commissions on direct sales were approximately 87% and 84%, respectively. For the nine months ended January 31, 2017 and 2016, our margins after commissions on direct sales were approximately 87% compared to 86%, respectively. The margins increased in the current period due to the mix of sales commission rates based on each individual salespersons’ quotas and related achievement. For the three months ended January 31, 2017 and 2016, our margins after commissions on indirect sales were approximately 41% and 46%, respectively. For the nine months ended January 31, 2017 and 2016, our margins after commissions on indirect sales were approximately 44% and 50%, respectively. The indirect channel margins for the current quarter are lower when compared to the same period in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenues

	Three Months Ended January 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$1,008	$998	1%
Supply Chain Management	5,699	5,338	7
IT Consulting	5,108	5,465	(7)

Total services and other revenues	$11,815	$11,801	(0)%

	Nine Months Ended January 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$3,332	$3,362	(1)%
Supply Chain Management	17,667	16,778	5
IT Consulting	15,386	18,969	(19)

Total services and other revenues	$36,385	$39,109	(7)%

For the three and nine months ended January 31, 2017, services revenue decreased by 0% and 7%, respectively, primarily due to decreased services revenues from our IT consulting business unit. For the three and nine months ended January 31, 2017, services and other revenues from our ERP segment increased by 1% and decreased by 1%, respectively, when compared to the same periods in the prior year due to the timing of project work particularly at NGC. For the three and nine months ended January 31, 2017, a 7% and 5% increase, respectively, at our SCM business unit was due to services revenue related to our Logility Cloud Services area and an increase in utilization from project implementation services from higher license fees in prior periods. For the three and nine months ended January 31, 2017, our IT Consulting segment’s revenues decreased 7% and 19%, respectively, when compared to the same periods in the prior year due to the completion in the first half of fiscal 2016 of an IT project from one of our larger customers. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

As of January 31, 2017, Cloud Services Annual Contract Value (“ACV”) $4.9 million, an increase of approximately 47% compared to $3.3 million as of the same date for the prior year. ACV is comprised of software-as-a-service (“SAAS”) of $2.6 million compared to approximately $1.6 million as of the same date last year and other cloud services ACV of $2.3 million compared to $1.7 million as of the same date last year. ACV is a forward-looking operating measure used by management to better understand cloud services (SaaS and other related cloud services) revenue trends within our business, as it reflects our current estimate of revenue to be generated under existing client contracts in the forward 12-month period.

Maintenance Revenues

	Three Months Ended January 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$1,418	$1,327	7%
Supply Chain Management	9,249	8,919	4

Total maintenance revenues	$10,667	$10,246	4%

	Nine Months Ended January 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$4,146	$3,906	6%
Supply Chain Management	27,763	26,521	5

Total maintenance revenues	$31,909	$30,427	5%

For the three and nine months ended January 31, 2017, maintenance revenues increased 4% and 5%, respectively, when compared to the same periods in the prior year, due primarily to increased license fees in recent periods. Logility accounted for 87% of total maintenance revenues for the three and nine months ended January 31, 2017 and 2016. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
	2017		2016		2017		2016
Gross margin on license fees	$1,878	47%	$3,202	63%	$6,216	53%	$9,712	63%
Gross margin on services and other	3,754	32%	2,620	22%	10,226	28%	10,554	27%
Gross margin on maintenance	8,417	79%	7,785	76%	24,420	77%	23,555	77%

Total gross margin	$14,049	53%	$13,607	50%	$40,862	51%	$43,821	52%

For the three months ended January 31, 2017, our total gross margin percentage increased when compared to the same periods in the prior year primarily due to a higher services and other margin and to a lesser extent an increase in the maintenance margin. For the nine months ended January 31, 2017, our total gross margin percentage decreased slightly when compared to the same periods in the prior year primarily due to a lower license fee margin from lower license fees.

Gross Margin on License Fees

License fee gross margin percentage for the three and nine months ended January 31, 2017 decreased when compared to the same periods in the prior year due to lower license fees. License fee gross margin percentage is directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three months ended January 31, 2017, the gross margin percentage on services and other revenue increased by ten percentage points when compared to the same period in the prior year due to an improvement in our services margin at all our business units, but primarily due to an increase in our Logility Cloud Services revenue. For the nine months ended January 31, 2017, the gross margin percentage on services and other revenue increased one percentage point when compared to the same period in the prior year. Services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three and nine months ended January 31, 2017 and 2016 were essentially the same range of 76% to 79%. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended January 31,				Nine Months Ended January 31,
	2017	2016	% of Revenues		2017	2016	% of Revenues
			2017	2016			2017	2016
	(in thousands)				(in thousands)
Research and development	$3,074	$3,012	12%	11%	$9,343	$8,177	12%	10%
Sales and marketing	$4,635	$5,269	18%	19%	$15,307	$15,967	19%	19%
General and administrative	$3,500	$2,740	13%	10%	$10,701	$9,807	13%	12%
Amortization of acquisition-related intangible assets	$385	$68	1%	0%	$702	$204	1%	0%
Other income, net	$1,025	$(194)	4%	1%	$1,519	$242	2%	1%
Income tax expense	$1,237	$213	5%	1%	$1,985	$3,072	2%	4%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended (in thousands)
	January 31, 2017	Percent Change	January 31, 2016
Total capitalized computer software development costs	$865	25%	$692
Percentage of gross product research and development costs	22%		19%
Total research and development expense	3,074	2%	3,012

Percentage of total revenues	12%		11%
Total research and development expense and capitalized computer software development costs	$3,939	6%	$3,704

Percentage of total revenues	15%		14%
Total amortization of capitalized computer software development costs *	$1,307	33%	$985

	Nine Months Ended (in thousands)
	January 31, 2017	Percent Change	January 31, 2016
Total capitalized computer software development costs	$2,471	(8)%	$2,681
Percentage of gross product research and development costs	21%		25%
Total research and development expense	9,343	14%	8,177

Percentage of total revenues	12%		10%
Total research and development expense and capitalized computer software development costs	$11,814	9%	$10,858

Percentage of total revenues	15%		13%
Total amortization of capitalized computer software development costs *	$3,287	12%	$2,936

*	Included in cost of license fees

For the three and nine months ended January 31, 2017, gross product research and development costs increased 5% and 8%, respectively when compared to the same periods in the previous year due increased headcount from the Adapchain acquisition and additional hiring. Capitalized software development costs increased 25% and decreased 8%, respectively, for the three and nine months ended January 31, 2017 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to increase for the remainder of fiscal 2017 as compared to the same time period in fiscal 2016, and we expect capitalized software amortization expense to be relatively stable in coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and nine months ended January 31, 2017, sales and marketing expenses were in the range of 17% to 19% of revenues. The percentage changes were primarily due to a decrease in sales commissions as a result of lower license fees. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and nine months ended January 31, 2017, general and administrative expenses increased when compared to the same periods a year ago. The increase is primarily due to a research and development state tax credit against withholding taxes of approximately $101,000 and $638,000 recorded in the three months ended January 31, 2017 and 2016, respectively and the timing of audit related expenses. We also recorded $302,000 and $638,000 of research and development state tax credits during the nine months ended January 31, 2017 and 2016, respectively.

At January 31, 2017, the total number of employees was 386 compared to 419 at January 31, 2016.

Operating Income/(Loss)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning*	$(1,116)	$(1,049)	(6)%	$(4,146)	$(3,394)	(22)%
Collaborative Supply Chain Management	3,241	3,393	(4)%	8,257	11,784	(30)%
IT Consulting	330	174	89%	698	1,276	(45)%

Total Operating Income	$2,455	$2,518	(3)%	$4,809	$9,666	(50)%

*	includes certain unallocated expenses.

Our ERP segment operating loss increased 6% and 22% in the three and nine months ended January 31, 2017, respectively, compared to the same period in the prior year primarily due to lower revenues.

Our SCM segment’s operating income decreased by 4% and 30% for the three and nine months ended January 31, 2017, respectively, compared to same period last year primarily due to lower revenues and increased headcount and related costs.

Our IT Consulting segment operating income increased 89% and decreased 45% for the three and nine months ended January 31, 2017, respectively, when compared to the prior year due to improved margins in the current quarter and overall lower revenues year to date.

Other Income (Expense)

Other income (expense) is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended January 31, 2017, the increase in other income was due primarily to a higher unrealized gain on investments compared to an unrealized loss the same time last year. In addition, we had lower exchange rate losses of approximately $56,000 for the three months ended January 31, 2017 when compared to $138,000 the same period last year the same period last year. Partially offsetting the increase was lower interest and rental income when compared to the same period last year.

For the nine months ended January 31, 2017, the increase in other income was due primarily to unrealized gains on investments of approximately $170,000 when compared to an unrealized loss of approximately $1.2 million the same period last year and we had lower exchange rate losses of approximately $236,000 compared to $303,000 for the same period last year. This increase was partially offset by: 1) lower interest income of approximately $882,000 for the nine months ended January 31, 2017 when compared to approximately $1.0 million for the same period in the prior year and 2) lower rental income when compared to the same period last year.

We recorded gains of approximately $564,000 and $170,000 for the three and nine months ended January 31, 2017, respectively, from our trading securities portfolio. We recorded losses of approximately $703,000 and $1.2 million the three and nine months ended January 31, 2016, respectively, from our trading securities portfolio.

For the three and nine months ended January 31, 2017, our investments generated an annualized yield of approximately 1.59% and 1.62%, respectively, compared to approximately 2.01% and 1.87% for the three and nine months ended January 31, 2016, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended January 31, 2017, our effective tax rate was 35.5% compared to our effective tax rate of 9.2% in the three months ended January 31, 2016. This was higher than the same period last year because last year’s third quarter included the extension of the research and development tax credit, which resulted in a “catch-up” credit adjustment for the period January 1, 2015 through December 31, 2015. During the nine months ended January 31, 2017, our effective rate was 31.4% compared to our effective rate of 31.0% in the nine months ended January 31, 2016.

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

The following table shows information about our cash flows and liquidity positions during the nine months ended January 31, 2017 and 2016. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

	Nine Months Ended January 31, (in thousands)
	2017	2016
Net cash provided by operating activities	$19,262	$8,465
Net cash used in investing activities	(7,412)	(3,162)
Net cash used in financing activities	(5,102)	(6,996)

Net change in cash and cash equivalents	$6,748	$(1,693)

For the nine months ended January 31, 2017, the net cash provided by operating activities increased when compared to the same period last year was due primarily to: 1) a decrease in purchases of trading securities, 2) a decrease in customer accounts receivables caused by the timing of closing customer sales and related collections compared to an increase in the same period last year, 3) higher proceeds from the maturity and sales of trading securities, 4) a decrease in the comparative increase in prepaid expenses when compared to the same period in the prior year due to the timing of purchases, 5) an increase in depreciation and amortization, 6) an increase in deferred revenues when compared to a decrease the same time last year due to timing of revenue recognition and 7) a decrease in deferred income tax when compared to the same period last year.

This increase was partially offset by: 1) a decrease in net earnings, 2) a lower gain on investments compared to the same period last year, 3) a decrease in accounts payable and other accruals due to timing of payments compared to an increase in the same period last year and 4) a decrease in stock-based compensation expense.

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

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of January 31, (in thousands)
	2017	2016
Cash and cash equivalents	$55,752	$42,962
Short and long-term investments	23,519	31,363

Total cash and short and long-term investments	$79,271	$74,325

Net increase (decrease) increase in total cash and investments (nine months ended January 31)	$1,386	$(1,070)

Our total activities used less cash and investments during the nine months ended January 31, 2017, when compared to the prior year period, due primarily to the decline in operating results and changes in operating assets and liabilities as noted above.

Days Sales Outstanding in accounts receivable were 60 days as of January 31, 2017, compared to 69 days as of January 31, 2016. This decrease is primarily due to timing of cash collections. Our current ratio on January 31, 2017 was 2.4 to 1 and on January 31, 2016 was 2.3 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $79.3 million in cash and investments with no debt as of January 31, 2017, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements for the fiscal year ended April 30, 2016, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability, capitalized software costs, goodwill, intangible asset measurement and impairment, business combinations, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At January 31, 2017, our goodwill balance was $19.5 million and our intangible assets with definite lives balance was approximately $3.9 million, net of accumulated amortization.

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

Foreign Currency In the three and nine months ended January 31, 2017 and 2016, we generated approximately 17% and 17%, respectively compared to 19% and 18% for the same period last year of our revenues outside the United States. We typically make international sales through our foreign branches or our Logility branch and denominate those sales typically in U.S. dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $56,000 and $236,000 for the three and nine months ended January 31, 2017, respectively, compared to exchange rate losses of approximately $128,000 and $303,000 for the three months and nine months ended January 31, 2016, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $293,000 exchange gain or loss for the three months ended January 31, 2017. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of January 31, 2017 was approximately $72.8 million compared to $71.6 million as of January 31, 2016.

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

Management’s Report on Internal Control Over Financial Reporting

Our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive office and chief financial officer, to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 and our subsequently filed periodic reports. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K and our subsequently filed periodic reports.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the three months ended January 31, 2017:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2016 through November 30, 2016	—	$—	—	966,656
December 1, 2016 through December 31, 2016	—	$—	—	966,656
January 1, 2017 through January 31, 2017	—	$—	—	966,656

Total Fiscal 2017 Third Quarter	—	$—	—	966,656

*	Our Board of Directors approved the above share purchase authority on August 19, 2002, when the Board approved a resolution authorizing us to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009 (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: March 2, 2017	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President, Chief Executive Officer, Director and Chief Operating Officer

Date: March 2, 2017	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 2, 2017	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer