Form 10-K
period 2017-04-30
AMERICAN SOFTWARE INC
filed 2017-07-14
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

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

Class A Common Shares, $0.10 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, 26,753,851 Class A Common Shares and 2,432,086 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 31, 2016) of the Class A Common Shares held by non-affiliates on that date was approximately $304.4 million. At July 3, 2017, 27,392,081 Class A Common Shares and 2,329,098 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2017

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

Company Overview

American Software, Inc. (“American Software” or the “Company”) was incorporated as a Georgia corporation in 1970. We develop, market and support a portfolio of software and services that deliver supply chain and advanced retail planning solutions, product lifecycle management, supply chain management, product sourcing, vendor compliance and enterprise management to the global marketplace. Our software and services are designed to bring business value to enterprises by supporting their operations over cloud-based Internet-architected solutions. References to “the Company,” “our products,” “our software,” “our services” and similar references include the appropriate business unit actually providing the product or service.

We provide our software solutions through three major business segments, which are further broken down into a total of four major product and service groups. The three business segments are (1) Supply Chain Management (SCM), (2) Enterprise Resource Planning (ERP), and (3) Information Technology (IT) Consulting.

The SCM segment consists of (1) Logility, Inc. and (2) Demand Management, Inc. (“DMI” or “Demand Management”) (collectively “Logility”), both of which provide supply chain and advanced retail planning solutions to streamline and optimize the forecasting, inventory, production, supply, allocation, production scheduling and management of products between trading partners. The ERP segment consists of (1) American Software ERP, which provides business software for manufacturers and distributors across the automotive, consumer goods, energy, government, life sciences, transportation and utility vertical markets and (2) New Generation

Computing, Inc. (NGC), which provides industry-specific business software to retailers, brand owners and manufacturers in fashion industries like apparel, footwear, sewn products and furniture. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance, and other support services.

We derive revenues primarily from four sources: subscriptions, software licenses, services, and maintenance. We generally determine software license and Software as a Service (SaaS) fees based on the depth of functionality, number of production deployments, users and/or sites licensed and/or subscribed. Services and other revenues consist primarily of fees from software implementation, training, consulting services, SaaS, hosting, and managed services. We bill primarily under time and materials arrangements and recognize revenues as we perform services. Subscription and maintenance agreements typically are for a one- to three-year term, commencing at the time of the initial contract. We generally bill these fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the agreement. Deferred revenues represent advance payments or billings for subscriptions, software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

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

Industry Background

Companies that effectively communicate, collaborate and integrate with their trading partners (customers, suppliers, and carriers) within the extended enterprise or across global supply chain networks can realize significant competitive advantages in the form of lower costs, improved customer service, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners to forecast demand, source, manufacture, distribute and deliver goods and services to their customers. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that influence the demand for goods and services, such as new product introductions, promotions, pricing and forecasting. The extended enterprise includes sourcing materials and vendor compliance for those activities, as well as product delivery to the customer’s customer.

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

Today, several market trends are driving organizations to expand collaboration with trading partners along the supply chain. A general shift in market power has forced manufacturers and distributors to become more responsive to retailers and consumers, often referred to as omni-channel and more recently as Unified Commerce, which has increased the demand for improved planning capabilities. At the same time, global economic conditions and competitive pressures are forcing businesses to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are under pressure to better manage the supply chain as they seek to improve manufacturing efficiency and logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the rate of product churn, increasing globalization and complexity of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

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

The supply chain planning process focuses on demand forecasting, supply and inventory optimization, global sourcing, distribution, transportation and manufacturing planning and scheduling, product lifecycle management (PLM), product sourcing and vendor compliance. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, streamline global sourcing, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service. The supply chain execution function addresses procuring, vendor compliance, manufacturing, warehousing, fulfilling orders and distributing products throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the optimization of transportation operations and the need for integration with planning systems and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors.

In order to effectively manage and coordinate supply chain activities, companies require integrated business planning (IBP), sales and operations planning (S&OP), supply chain planning, allocation, sourcing, supply chain execution, supply chain management and supply chain analytics software that provide enterprise systems for integrated communication, optimization and collaboration among the various constituents throughout the supply chain network. This enhanced collaboration synchronizes production plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays, excess inventory and distribution network problems.

In addition, companies seek sales and operations planning systems to synchronize the time phased needs of market demand with inventory investments. Organizations are also demanding solutions that are modular and scalable to fit the changing needs of the organization.

Business Segments

Segment 1—Supply Chain Management

Logility, Inc.

Logility, our wholly-owned subsidiary, was incorporated in 1996 and provides supply chain optimization and advanced retail planning solutions, as an integrated suite of sales and operations planning, demand optimization, inventory optimization, manufacturing planning and scheduling, supply optimization, retail allocation and merchandise planning and transportation optimization. The Logility platform includes and industry leading integration layer to import/export data while leveraging artificial intelligence to validate and harmonize the data used in the applications (supply chain master data management).

Logility’s solutions enable enterprises to increase their market visibility to build competitive advantages and increase profitability by reducing costs, increasing revenues, improving operational efficiencies and collaborating with customers, suppliers and carriers to more effectively sense and respond to dynamic market conditions. Additionally, Logility’s solutions streamline and automate the sales and operations planning (S&OP) process to create and assess business plans that profitably match supply with demand while synchronizing supply chain operations with strategic corporate goals.

Today, Logility’s customer base is approximately 1,250 companies located in more than 80 countries, which gives Logility what we believe is the largest active installed base of supply chain and retail planning customers among all application software vendors. Logility offers a two brand strategy to address unique market needs: (1) the Logility Voyager Solutions™ suite, which is marketed through direct sales channels to customers with distribution-intensive supply chains seeking an optimizations solution configured to the unique customer business requirements, and (2) the Demand Solutions® product line, which is marketed through the global VAR distribution network of Demand Management, Inc. (DMI) as a cloud platform designed for speed of implementation and efficiency on a Software-as-a-Solution platform .

Logility derives revenues primarily from four sources: subscriptions, software licenses, services, and maintenance. Logility generally determines software license and SaaS fees based on the depth of functionality, number of production deployments, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting services associated with the implementation and support of Logility products. Logility bills for these services primarily under time and materials arrangements and recognizes revenues as it performs services. SaaS, hosting, managed services and maintenance agreements typically are for a one- to three-year term, commencing at the time of the initial product license. Logility generally bills maintenance fees annually in advance under agreements with terms of one to three years, and then recognizes the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for subscriptions, software licenses, services and maintenance billed in advance of the time Logility recognizes the related revenues.

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

Demand Management, Inc., a wholly owned subsidiary of Logility, was incorporated in 1985. Demand Management is a leading global provider of supply chain planning software that is designed to be deployed in the cloud, however some customers may deploy on premise. These cloud-architected solutions for manufacturers and distributors are designed to increase forecast accuracy, improve customer service levels, and reduce overall inventory to maximize profits and lower costs. Completely reengineered to run on the latest cloud technology, the Demand Solutions DSX supply chain planning solution offers functionality for forecast management, demand planning, collaborative forecasting, inventory planning, advanced planning and scheduling (APS) and S&OP.

Demand Management has worked with supply chain professionals for over 30 years and has incorporated industry best practices and real-world business requirements into its software.

Demand Management markets and sells the Demand Solutions® DSX to brand owners, manufacturers and distributors seeking an efficient supply chain management system delivering a single platform designed for rapid deployment and a simplified operational experience. Demand Management utilizes a global VAR distribution network to sell and implement their solutions.

Supply Chain and Retail Industry Background

In response to omni-channel and the new Unified Commerce reality (consumers expectations to buy anywhere, deliver anywhere and return anywhere), increasing global competition, volatile market demand, shorter product life cycles, reduced lead times, and the consumers expectations for responsibly sourced materials; companies are continually seeking new ways to enhance the productivity, profitability and compliance of their supply chain and retail operations. Companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise network or supply chain can realize significant competitive advantages in the form of lower costs, greater customer loyalty, reduced stock-outs, more efficient sourcing, reduced inventory levels, synchronized supply and demand, improved transportation and logistics operations, and increased revenue. Supply chain management refers to the process of managing the complex global network of relationships that organizations maintain with external trading partners (customers, suppliers, manufacturers, distributors and retailers) to forecast, source, manufacture, store, allocate and deliver goods and services to the end customer. Supply chain management involves the activities related to merchandizing, sourcing, and supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that influence the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

Today, several market trends are driving organizations to invest in supply chain and retail planning initiatives. Global economic conditions and competitive pressures are forcing companies to focus on customer desires while reducing costs, decreasing order cycle times and improving operating efficiencies along with omni-channel and Unified Commerce initiatives that are driving the need for more flexibility and better leverage of inventory to meet the needs of customers which include wholesale, branded retail and direct to consumer channels. As a result, manufacturers, brand owners, distributors and retailers are under pressure to better manage the supply chain as they seek to reduce costs, improve manufacturing efficiency and accelerate logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

Companies are increasingly deploying supply chain optimization, supply chain management, sourcing and advanced retail planning applications to address their forecasting, supply chain planning, inventory optimization, allocation and transportation requirements. Supply chain optimization and retail planning functions involve the use of information and analysis to facilitate the on-time delivery of the right products to the correct location at the right time and at the optimal total cost. The planning process focuses on forecasting and demand management, inventory and supply optimization, distribution, transportation and manufacturing planning and scheduling, sales and operations planning, and retail financial planning and allocation. Supply chain management involves product life cycle management (PLM), sourcing and compliance to get the right products that meetings consumer expectations to market on time. Planning software is designed to increase revenues, improve forecast accuracy, optimize manufacturing scheduling, better leverage inventory investments, decrease order cycle times, reduce transportation costs, and improve customer service. Customers are showing increasing interest in planning, sourcing and optimization software that is implemented and accessed in the cloud, known as SaaS.

The supply chain functions also address sourcing, fulfilling orders, distributing products, and delivery to customers throughout the global network. Within the supply chain execution function, organizations are increasing their focus on vendor compliance and sourcing linked with supply chain planning and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors. These multi-enterprise supply chains have heightened the need for robust supply chain master data management (MDM) to provide an accurate digital twin of the supply chain network, allowing enterprise businesses to plan strategically and quickly and accurately respond to dynamic market conditions to harness business opportunities and mitigate risk.

The February 2017 Gartner Inc. report, Forecast Overview: Supply Chain Management, Worldwide, 2016 Update, predicts spending on Supply Chain Management software solutions will exceed $19 billion by 2021, with Software as a Service (SaaS) enabling new growth opportunities. The report further indicates “increased cloud demand with viable products will accelerate additional adoption 10% within midmarket businesses by 2021. Midmarket businesses (with 100 to 999 employees) have been relatively underserved by many supply chain application providers. Because these companies have smaller budgets available for technology and are markedly lean in terms of IT staff, they are particularly sensitive to the total cost of ownership (TCO) and the time, effort and complexity involved with implementing and supporting business applications.”

In order to effectively manage and coordinate supply chain activities, companies require demand planning, supply planning, inventory optimization, global sourcing product lifecycle management, compliance, retail merchandise planning and allocation, master data management and advanced analytics software that provides for integrated communication, optimization and collaboration among the various stakeholders throughout the supply chain network. This enhanced collaboration optimizes supply chain operations and minimizes bottlenecks that lead to production delays, excess inventory, storage constraints, distribution network problems and out of stock conditions.

We believe that traditional ERP systems alone do not provide the visibility, depth, flexibility or optimization techniques required to effectively meet the planning demands of today’s intensely competitive and increasingly dynamic global business environment. Organizations are demanding supply chain solutions that are both modular and scalable to extend ERP functionality, fit the dynamic needs of their businesses, deploy quickly and deliver rapid time-to-benefit.

Additionally, business drivers for more sophisticated supply chain solutions are finding their way downstream. Issues that multi-billion dollar companies faced ten years ago are impacting even the lower end of the under-served SME market today. Increasingly, Logility’s customers have to manage offshore sourcing and manufacturing requirements, which often extend lead times and time-to-market. With new, increasingly complex data management needs to monitor global supply networks and deal with the retailers’ demand for accurate forecasts, greater supply visibility and higher in-stock performance, the SME market is outgrowing spreadsheets for supply chain planning and turning to proven supply and demand, inventory and replenishment management software, thus extending the addressable market for Logility’s software offerings.

Logility Products and Services

Leveraging more than 40 years of planning solutions expertise, Logility has been an innovator in developing and deploying supply chain optimization and advanced retail planning solutions, with its first Internet-based collaborative planning software application implemented in 1996. Logility continues to invest and expand its award-winning solutions, which support the global planning, optimization, collaboration, S&OP as well as merchandise, assortment planning and allocations for retailers.

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

With approximately 1,250 customers in approximately 80 countries, Logility is a leading provider of collaborative supply chain optimization and advanced retail planning solutions that help small, midsize, large and Fortune 500 companies realize substantial bottom-line results. Logility provides two product suites, Logility Voyager Solutions™ and Demand Solutions®, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite features advanced analytics capabilities and provides supply chain visibility; demand, inventory and replenishment planning; S&OP, integrated business planning (IBP), supply and inventory optimization; manufacturing planning and scheduling; merchandise and assortment planning and allocation, and transportation planning and management. The Demand Solutions DSX supply chain planning solution offers functionality for integrated business planning (IBP), sales and operations planning (S&OP), demand optimization, supply optimization, manufacturing optimization, collaboration, data visualization, and workflow optimization for global enterprises with manufacturing, distribution and retail operations who desire a rapid deployment and simplified operations to meet their supply chain needs.

Logility has licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including Abercrombie & Fitch, Ann Taylor, Avery Dennison Corporation, Berry Global, Big Lots!, Continental Mills, Fastenal Company, Ferguson Wholesale, Gategroup, Johnstone Supply, Mizuno USA, Mondelez International, New Belgium Brewing Company, Reckitt Benckiser, Siemens Medical Solutions Diagnostics, Trek Bicycle, Verizon Wireless, Urban Outfitters, Warnaco, and VF Corporation. Logility sells products and services through direct and indirect channels. Logility derived approximately 24% of its revenues in the fiscal year ended April 30, 2017 from international sales.

Product Features: Logility Voyager Solutions

Logility Voyager Solutions is a comprehensive cloud-architected planning software suite, which supports both SaaS subscription access as well as on-premise licensing options. It provides supply chain optimization including collaborative planning, forecasting and replenishment, multi-echelon inventory optimization, optimized supply sourcing, production management, merchandise and assortment planning, allocation, and optimized transportation capabilities that are designed to increase revenues, reduce inventory, distribution and transportation costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production planning and scheduling, streamline logistics operations and improve customer service. Logility Voyager Solutions incorporates advanced analytics to drive decision support for critical processes such as demand management, supply and inventory optimization, manufacturing planning and scheduling, transportation planning and management, retail planning and S&OP.

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

Logility Voyager Integrated Business Planning™ visualizes, elevates and optimizes strategic and tactical plans for products, channels, resources and investment to achieve business goals, drive shareholder value and increase operational efficiencies.

Logility Voyager AdapLink™ delivers tailored supply chain and enterprise integration leveraging predefined templates and incorporating artificial intelligence to validate and harmonize planning and related supply chain master data management with ERP systems such as SAP, Oracle, Microsoft and Infor.

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

Segment 2—Enterprise Resource Planning

NGC is our wholly-owned subsidiary that provides product solutions for retailers and brand owners primarily in the fashion industries (i.e. apparel, footwear, sewn products and furniture). NGC provides functionality that allows customers to share information and quickly react to rapidly changing market trends, allowing them to accelerate lead times, reduce expenses, improve quality and maximize company revenue and profit.

NGC’s provides a comprehensive application suite for retailers and brand owners with the Andromeda cloud platform, including solutions for 1) Product Lifecycle Management (PLM), 2) Supply Chain Management (SCM), 3) Enterprise Resource Planning (ERP), 4) Global Quality Control, 5) Vendor Compliance and 6) Shop Floor Control. Products can be implemented as part of the integrated suite or as stand-alone applications. It is offered in a variety of infrastructures including a multi-tenant SaaS, private cloud or on premise solution.

Product Lifecycle Management. NGC’s Andromeda Cloud PLM system can be configured to the specific needs of retailers, fashion brands, and consumer products companies. NGC’s Andromeda PLM offers productivity improvements in every area of development. It provides companies with real-time visibility into product data and shares information with Planning, Merchandising, Design, Costing, Sourcing, Manufacturing, and Logistics. NGC’s Andromeda PLM allows companies to broadcast information throughout the enterprise to help optimize product lead-time and distribution, company revenue and profit. Andromeda PLM can be deployed as a stand-alone product development solution or an integrated application within the Andromeda cloud platform.

Using NGC Andromeda PLM, companies can:

•	Increase speed to market by managing workflows in a global, collaborative environment.

•	Enhance efficiency by using product development calendars to monitor on-time schedules and performance.

•	Raise gross margins by reducing the cost of goods sold through line item price negotiations, raw material commitments and capacity planning.

•	Improve product adoption rates by making decisions earlier in the product development cycle.

•	Reduce sampling costs by establishing product viability prior to issuing sample requests.

Features include:

•	Line Planning

•	Tech Packs

•	Digital Asset Management

•	Material Development

•	Sampling

•	Costing

•	Sourcing

•	Testing and Compliance

•	Workflow Calendars

•	Global Collaboration

•	Exceptions Dashboard

Supply Chain Management. NGC’s Andromeda Supply Chain Management (SCM) solution enables the demand-driven, agile supply chain. Andromeda SCM helps companies meet the challenges of a rapidly changing manufacturing and distribution environment. With Andromeda SCM, production and logistics information is shared among all members of the extended global supply chain, including retailers, brands, vendors, manufacturers, suppliers, contractors, agents, brokers, carriers and freight forwarders.

Andromeda SCM and Global Sourcing platform allows companies to share information throughout the enterprise to optimize product lead-time and distribution, maximizing company revenue and profit. Andromeda SCM is user-configurable to meet customer requirements and integrates with all applications across the connected enterprise.

Andromeda SCM can be configured to meet customer requirements and integrates with all enterprise applications, allowing companies to:

•	Compress purchasing lead times by positioning raw materials for planned production cycles or series.

•	Improve order fulfillment rates by balancing production capacity and product demand.

•	Shrink markdowns and closeouts by applying “postponement” techniques to adjust WIP inventories.

•	Cut unanticipated airfreight expenses by ensuring on-time deliveries from global production facilities.

•	Reduce product defects by managing on-site quality audits and making corrections based upon the results

Features include:

•	Vendor Management

•	Purchase Order Management

•	Quality Control

•	Global Logistics

•	Vendor Payment Automation

•	Workflow Calendars

•	Global Collaboration

•	Exceptions Dashboard

Vendor Compliance. NGC Andromeda Vendor Compliance solution provides a centralized system to help companies mitigate risk, enforce Corporate Social Responsibility (CSR) initiatives and ensure Good Manufacturing Practices. This cloud-based solution helps retailers and brand owners manage the ever-changing landscape of global Restricted Substances Lists (RSL) and enforce control and accountability for all suppliers, vendors, and other third parties involved in the design, manufacturing and delivery of their products to ensure compliance. By ensuring compliance companies can avoid costly litigation, reduce downstream risks and costs of non-compliance, and win market share by building and maintaining a positive public image.

NGC Andromeda Vendor Compliance allows companies to:

•	Centralize vendor information to improve global sourcing and vendor management processes.

•	Evaluate vendor performance with a Scorecard Index based upon on-time deliveries, completion rates and quality scores.

•	Manage vendor onboarding to streamline the process of adding new vendors.

•	Reduce the downstream risks and costs of non-compliance.

•	Avoid costly litigation while building and maintaining a positive public image.

Features include:

•	Vendor Onboarding

•	Document Management

•	Geolocation

•	Vendor Statistics

•	Workflow Calendars

•	Vendor Scorecard

Quality Control. NGC Andromeda Quality Control and mobile solution helps brand owners and retailers identify quality problems faster and reduce chargebacks. Using NGC Quality Control, companies streamline the quality process, schedule quality audits more efficiently, and report on audit results using NGC’s Interactive Quality Tablet, which is far more efficient that manual processes. NGC’s Quality Control includes multilingual and offline use to support your global vendors. Companies can easily access the necessary product and PO details needed to conduct the various audits from NGC’s Andromeda PLM and Andromeda Supply Chain solutions, or it can integrate with a company’s current solution(s).

NGC Andromeda Quality Control solution helps companies:

•	Reduce expenses related to quality by addressing quality problems on the factory floor, before products ship.

•	Increase QC auditor efficiency by scheduling audits based upon factory clusters and delivery schedules.

•	Access real-time analytics to identify problems sooner and reduce the risk of cancellations, chargebacks and returns.

•	Work online and/or offline to adapt to different factory environments.

Features include:

•	Multiple audit types

•	Sampling rules for multiple defect levels

•	Tablet apps

•	Exception reporting

•	Corrective Action Plans

•	Enterprise integration

Enterprise Resource Planning. NGC’s Enterprise Resource Planning (ERP) solution was designed specifically for the needs of apparel, fashion and footwear brands. Offering the flexibility to run all types of fashion and apparel companies, NGC’s ERP software includes extensive EDI capabilities, materials purchasing and inventory, work order management, WMS, advanced allocation, integrated accounting, and extensive reporting. NGC’s ERP integrates with NGC’s PLM and SCM solutions. With options to be deployed as an on-premise solution, or in the cloud as a SaaS/subscription, brand owners can choose what’s best for their business.

•	Using NGC’s ERP, companies can:

•	Improve operational productivity by integrating and streamlining all functional areas within the enterprise.

•	Increase profit margins by identifying high cost business transactions.

•	Enhance working capital by generating higher inventory turns.

•	Reduce chargebacks by complying with customer requirements.

•	Leverage integrated EDI and raise customer satisfaction levels by improving performance and providing timely, accurate information.

Shop Floor Control. NGC’s Shop Floor Control system is a labor and production management system that allows visibility throughout the production process. Designed for fashion and footwear companies that manufacture products, Shop Floor Control provides real-time labor and production reporting throughout the entire factory network. The system optimizes on-time completions, evaluates plant workload, determines capacity needs, tracks employee performance, and calculates complex incentive payroll. Additional methods of data collection are available, including real time modular monitoring and real time WIP data. The system is available in English, Spanish and Simplified Chinese.

•	NGC’s Shop Floor Control is a proven system to help companies:

•	Increase operational efficiency through daily workforce performance analysis.

•	Improve payroll accuracy by scanning bar-coded payment coupons to determine employee wages.

•	Reduce labor costs by reducing off-standard payroll.

•	Increase production output by improved resource planning and eliminating bottlenecks.

•	View detailed WIP visibility through multiple reports and inquiries.

American Software ERP

Our enterprise solutions are the culmination of more than four decades of customer-driven supply chain functionality providing comprehensive global solutions that link critical functions throughout an enterprise. All of our enterprise solutions support our e-business functions.

The e-Intelliprise solution is a web-based ERP system that a customer can run over the Internet, or on their intranet or extranet utilizing the IBM iSeries servers. This allows functions within the ERP system to be easily deployed over the Internet using a dynamic role-based web page capability. Customers can support multiple e-businesses and traditional businesses with full front-to-back office integration, which is critical to successful fulfillment and seamless processing and reporting throughout the enterprise. The e-Intelliprise solution is a global system, capable of operating in multiple languages, financial and logistics organizations. e-Intelliprise was developed on a flexible enterprise architecture that enables centralized management of enterprise wide processes while allowing delegation of other business process decisions to other levels of the organization.

Our e-applications are solutions for conducting business on the Internet that can web-enable specific business functions through integration with existing ERP or legacy systems. Currently, e-applications are available for the following applications: e-procurement, e-store, e-expenses, e-forms, Purchase Order Tracking and Vendor Collaboration, Requisition Tracking, Shipment Tracking, e-process management and e-connect, a seamless, XML-enabled data exchange. We believe that these products represent a cost-effective solution for customers with e-business requirements or simply looking to improve efficiencies through updating and streamlining of business processes.

We also market a tool to enable our customers to enter inventory and production transactions using barcode data collection devices. This product is known as RF Direct Connect, and ensures accurate entry of such information as shipping, transfer, inventory movement, receiving, and production data.

We have integrated a document management solution to enable the capture, storage and retrieval of documents from multiple sources using preset business rules, known as AsIrecall, which provides an integrated method of document capture and retrieval to aid in solving business issues, increasing operational efficiency, improving customer service and enabling the reduction of administrative costs.

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

Professional Services / Product Management / Project Management—Some rely on The Proven Method to serve in lieu of an in-house applications development group. The Proven Method provides these firms with the management, business and technical experience necessary to run an entire IT organization. Other companies will typically outsource complete application development projects to The Proven Method, particularly when their internal project management and technical personnel face a combination of critical timing and heavy backlog.

Staff Augmentation—Other customers call on The Proven Method to provide supplemental management and technical resources for a skill or technical discipline they may not currently possess or if they simply need more of a particular set of skills. The Proven Method enables its customers to leverage their employees who have multiple skills to cover more job functions with fewer resources. Recently, The Proven Method has recruited and staffed very specialized technical resources for its customers to support Big Data, Machine Learning /Artificial Intelligence and Cloud technologies.

CCNS Division—We specialize in the following resources in our CCNS Division. The acronym CCNS stands for Cloud, Collaboration, Network & Security.

Cloud—AWS/Azure Architects, App & Infrastructure Migration Specialists

Data Center—Server, Storage, Virtualization Specialists

Network—WAN, LAN, WLAN Router, Switch Engineers

Collaboration—Voice, Conferencing, Collab App, Video Specialists

Security—Private/Hybrid/Public Platform and Systems Architects

Project and Program Managers

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

The Proven Method has worked with customers such as: Aon, Aarons Rents, IBM, UPS, Norfolk Southern, Xerox, SunTrust Bank, Coca-Cola, Dycom, Kubota Manufacturing of North America, The Home Depot, AT&T, State of Georgia, CompuCom, Zep Inc, Chick-fil-A, Global Payments, Verizon, Catlin Group Ltd, Federal Home Loan Bank of Atlanta, Forsythe Technology, Fulton Paper, AutoTrader.com, Nalco Chemical, Georgia Tech Research Institute, NCR, Fidelity Bank, Barry Wehmiller, Manhattan Associates, DXC Technologies and numerous other customers throughout the United States.

See Note 9 to the Consolidated Financial Statements for further business segment information.

Customers

We primarily target businesses in the retail, apparel and footwear, consumer packaged goods, chemicals, oil and gas, life sciences, telecommunications, consumer electronics, industrial products and other manufacturing industries. A sample of companies that have purchased one or more of our products or services during the past two fiscal years is as follows:

Chemicals, Oil & Gas, Life
Consumer Goods	Sciences	Retail & Apparel (cont.)	Retail & Apparel (cont.)
3M Australia	Allnex	Elan International	Unifirst Corp
AdvancePierre Foods	Berry Global	Everlast Worldwide	Upper Right Marketing
Ashley Furniture	BP Singapore Pte. Limited	Evy of California	Urban Outfitters
Avery Dennison Corporation	Bracco Imagining S.p.A.	Fam Brands	Valley Apparel LLC
BodyBuilding.com	Chamberlain Group	Fashion Avenue Knits	Vesi Sportswear
Boise Paper Holdings, LLC	CooperVision	FGL Group	VF Corporation
Caribou Coffee Company	Dow Chemical Company	Finish Line	W Diamond Group
Carrie Francis	EGO Pharmaceuticals, PTY LTD	Foot Locker, Inc.	Watters
Cliff Bar & Company	Fisher Scientific International	G & K Services	Williamson-Dickie Manufacturing
Cott Beverages Limited	Genzyme Diagnostics	Godiva Chocolatier	Wohali Outdoors
Dr. Fresh	Infineum	Goodwill Industries	Wolverine Worldwide
Electrolux S.E.A. Pte Ltd	Kremers Urban Pharmaceuticals	Grupo M	Xcel Brands
Glen Raven, Inc.	ME Global	GTM Sportswear
Griffith Laboratories Worldwide	Norgine	International Uniform, Inc.	Manufacturing and Others
Hamilton Beach Proctor-Silex	Norbrook Laboratories	Janouras Custom Design, Ltd.	Briggs & Stratton
Hostess Brands	OneMed Holdings	Jaya Apparel, LLC	Cintas Corporation
Huhtamaki	Sandoz	Jenny Yoo Collections	Corning Cable Systems
J. R. Simplot Company	Sigma-Aldrich Corporation	Jerry Leigh Entertainment	Dassault Falcon Jet
Jackson Family Wines	Smith & Nephew	Jockey International	Husqvarna AB
Kelly Moore Paint Company, Inc	Sunovion Pharmaceuticals, Inc.	John Paul Richard	IBM/Synertech
Kingston Technology Company		Jump Design Group, Inc.	Ingram Micro
L’Oreal	Retail & Apparel	Just Fabulous	Intertape Polymer Group
Le Creuset Group AG	5.11 Tactical	Lacrosse Footwear	Johnson Controls
Levolor	A+ School Apparel	Land ’n Sea	Newell Brands
Marquez Brothers International	Abercrombie & Fitch	Landau Uniform	Nexans
Melissa and Doug	Accent Décor	Legendary Whtietails	Nuplex Industries
Mercy Health Care	Aeropostale	Liz Claiborne	Pattonair Ltd.
MGA Entertainment	AGS Sports, Inc.	Lord Daniel Sportswear	Parker Hannifin Corporation
Mizuno USA	Aktieselskabet AF	Lucky Zone	Reliable Automatic Sprinkler
Moen	Alberto Makali	Manhattan Beachwear, LLC	Sandvik
Mondelez International	American Textile	Men’s Wearhouse	Seagate Technology LLC
Neatfreak	Ann Taylor	Modell’s Sporting Goods	Sonoco Products
Nestle	Nebraska Furniture Mart	Seco Tools AB	Timken
Antartico Comercializadora SA de CV	Nicole Miller	Siemens Medical Solutions Diagnostics	Universal Fiber Systems
Aramark	Armani Exchange, Inc.	Orchard Brands
Parmalat South Africa	Asics	Orvis	Wholesale Distribution
Polaris Industries	Barbeques Galore Limited	Peds Legwear	American Hotel Register Company
Procter & Gamble	BBC International	Ralph Lauren	Amerisource Bergen Specialty Group
Ranir, LLC	Bernard Cap Co., Inc.	Rawlings Sporting Goods	Balkamp, Inc.
Reckitt Benckisen	Bestseller Wholesale A/S	Red Wing Shoe Company	ChemPoint
Reily Foods	Big Lots!	Renfro	CHF Industries
Rockline Industries	Billabong International Unlimited	Rocky Brands	Dealer Tire
Sazerac Company	Bioworld Merchandising	SPANX	Doosan Group
Stanley Black & Decker	Biscotti	Spartan Sportswear	Fastenal Company
Sunny Delight Beverages Company	Blair Corporation	Sport Obermeyer	Ferguson Enterprises
Taylor Fresh Foods	Bluestem, Inc.	Starbucks	Fintyre S.p.A.
Tillamook County Creamery Association	Bobs Discount Furniture	Stony Apparel	GateGroup
	Boots UK, Ltd.	Summit Resource International	Groupe Seb Holdings
Telecommunications	Broder Brothers	Super Amart Pty ltd	Johnstone Supply
Brightstar Corporation	C&A Mexico	Swatfame	Screwfix
Nokia	California Innovations	The ALDO Group	Standard Motor Products
Verizon Wireless	Canada Goose	The Echo Design Group	Tireco
	Carhartt	The Foschini Group Pty	The Gem Group, Inc.
	Charles River Apparel	The Home Depot	Trelleborg Wheel Systems
	Color Image Apparel, Inc.	Tiffany & Co.	US Autoforce
	Delta Apparel	Topson Downs
	Destination XL	Town & Country Living
	Dutch, LLC	Tristan & America
	Dynasty Apparel	T-Shirt International

We do not have a customer who has more than 10% of fiscal 2017 revenues. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector customers.

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

Customers frequently require services beyond those provided by our standard support/maintenance agreement. To meet those customers’ needs, we established a separate professional services division that provides specialized business and software implementation consulting, on-site installation, system-to-system interfacing and extensive training. We provide these services, frequently referred to as “systems integration services,” for an additional fee, normally under a separate contract based upon time and materials utilized.

Sales and Marketing

We globally market our products through direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and have North American sales and/or support offices in Boston, Chicago, Dallas, Indianapolis, New York, St. Louis, Miami and Pittsburgh. We manage sales channels outside of North America from our international offices in the United Kingdom, Sweden, Germany, The Netherlands and Australia.

In addition to our employee sales force, we have developed a network of Value Added Resellers (VAR) who assist in selling our products globally. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in North America, South America, Mexico, Europe, South Africa, and the Asia/Pacific region, distribute our product lines domestically and in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with contracts for our products. Our global distribution channel consists of approximately 52 organizations with sales, implementation and support resources serving customers in more than 80 countries.

We support our sales activities by conducting a variety of marketing programs including public relations, direct marketing, advertising, trade shows, product seminars, industry speakers, user group conferences and ongoing customer communication and industry analyst programs. We also participate in industry conferences such as those organized by the Association for Operations Management (APICS), the Council of Supply Chain Management Professionals (CSCMP), formerly called the Council of Logistics Management (CLM), and the Institute for Supply Management (ISM).

We also engage in third-party software alliance programs with other software vendors. These programs generally provide some type of assistance for developing or marketing software products, which are compatible or complimentary with products of the other party. Under one such program, DMI was designated a Microsoft Gold Certified Partner to provide integrated supply chain products for Microsoft’s Dynamics GP and NAV solutions.

Licenses and Subscriptions

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

The prices for our products are typically functions of the depth of functionality, number of production deployments, users and sites for which the solution is deployed.

A growing segment of product revenue is coming from Software as a Service (SaaS) contracts where the SaaS subscription fees are based on the depth of functionality, number of production deployments, users and/or sites licensed.

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

Logility’s current release of Logility Voyager Solutions is version 1701, released in March 2017. Version 1701 uses a cloud-based architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution, collaborative commerce and advanced retail planning. Logility Voyager Solutions interfaces with software from leading ERP vendors such as SAP, Oracle and Infor through its industry leading supply chain MDM solution, Logility Voyager AdapLink™ which offers data validation, harmonized transformation simplified with standardized integration templates.

The current release of the traditional Demand Solutions products is DSX which was introduced in January 2014. These products are designed to work with a wide variety of MRP, ERP and legacy enterprise applications.

Our cloud-architected solutions designed for SaaS deployment with master data management built in will be important for our long-term growth. As of April 30, 2017, we employed 86 persons in product research, development and enhancement activities.

Competition

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, retail and general enterprise application market. Our existing competitors include but are not limited to:

•	Large ERP application software vendors such as SAP, Oracle and Infor, each of which offers sophisticated ERP solutions that currently, or may in the future, incorporate supply chain management, advanced planning and scheduling, warehouse management, transportation, collaboration or sales and operations planning software modules;

•	Vendors focusing on the supply chain application software market, including, but not limited to, vendors such as JDA Software and Kinaxis;

•	Other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, supply chain management software; and

•	Internal development efforts by corporate information technology departments.

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

Many of our competitors and potential competitors have a broader worldwide presence, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers than we have. Some competitors have become more aggressive with their prices, payment terms and issuance of contractual implementation terms or guarantees. In order to be successful in the future, we must continue to develop innovative software solutions and respond promptly and effectively to technological change and competitors’ innovations. We may also have to lower prices or offer other favorable terms. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products.

We believe that our principal competitive advantages are our comprehensive, single platform solutions, our list of referenceable customers, the ability of our solutions to quickly generate business benefits for our customers, our substantial investment in product development, our deep domain expertise, the ease of use of our software products, our customer support and implementation services, our ability to deploy quickly, and our ability to deliver rapid return on investment for our customers.

Proprietary Rights and Licenses

Our success and ability to compete are dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although we rely on the limited protection afforded by such confidential and contractual procedures and intellectual property laws, we also believe that factors such as the knowledge, ability, and experience of our personnel, new product developments, frequent product enhancements, reliable maintenance and timeliness and quality of support services are essential to establishing and maintaining a technology leadership position. The source code for our proprietary software is protected as a trade secret and as a copyrighted work. Generally, copyrights on our products expire 95 years after the year of first publication of each product. We enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information and delivery only object code (compiled source code) to our customers. In addition, we have registered certain trademarks and have registration applications pending for other trademarks.

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

Company Strategy

Our objective is to become a leading provider of collaborative supply chain optimization, advanced retail planning and supply chain management solutions to enable small, midsize, large and Fortune 500 companies to optimize their operations associated with the planning, sourcing, manufacture, storage, distribution and allocation of products. Our strategy includes the following key elements:

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

Continue to Expand Sales and Marketing. We intend to continue to pursue an increased share of the market for supply chain software solutions by expanding our sales and marketing activities. We believe our competitive advantages include providing rapid implementation, easy-to-maintain configuration, and quick time-to-benefit across the full spectrum of customer operations. Logility intends to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, retail, life sciences, wholesale distribution and manufacturing supply chains. NGC Software intends to continue to focus on the fashion product industries such as apparel, footwear, sewn products, and furniture, adding sales and marketing resources when appropriate.

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

Acquire or Invest in Complementary Businesses, Products and Technologies. We believe that select acquisitions or investments may provide opportunities to broaden our product offering to provide more advanced solutions for our target markets. We will evaluate acquisitions or investments that will provide us with complementary products and technologies, expand our geographic presence and distribution channels, penetrate additional vertical markets with challenges and requirements similar to those we currently meet, and further solidify our leadership position within the SCM market. In fiscal 2015, we acquired MID Retail, Inc. (“MRI”), announced on May 30, 2014, to extend our reach into retail operations and expand our ability to help customers improve their Omni-Channel performance. On August 23, 2016 we announced the acquisition of AdapChain to provide supply chain Master Data Management and streamlined integration between our portfolio of planning and optimization solutions to third party software applications.

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

Increase Penetration of International Markets. In the fiscal year ended April 30, 2017, we generated 18% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. Logility, along with its subsidiary, DMI, has over 52 VARs in its indirect channel where the majority of the VARs are international. This experienced global distribution network expands Logility’s reach and provides sales, implementation and support resources, serving customers in more than 80 countries. We intend to further expand our international presence by creating additional relationships with distributors in Africa, Asia, Australia, Europe, North America and South America.

Expand Strategic Relationships. We intend to develop strategic relationships with leading enterprise software, systems integrators and service providers to integrate our software solutions into their services and products and to create joint marketing opportunities. In addition, Logility has developed a network of international agents who assist in the sale and support of its products. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position.

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

Employees

As of April 30, 2017, we had 372 full-time employees, including 86 in product research, development and enhancement, 44 in customer support, 142 in professional services, 62 in marketing, sales and sales support, and 38 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

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

We directly compete with other supply chain software vendors, including SAP, Oracle Corporation, JDA Software Group, Kinaxis, Inc., Infor, Inc., Manhattan Associates and others. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The ERP software market has experienced significant consolidation. This consolidation has included numerous mergers and acquisitions. It is difficult to estimate what long-term effect these acquisitions will have on our competitive environment. We have encountered competitive situations where we suspect that large competitors, in order to encourage customers to purchase licenses of non-retail specific applications and gain retail market share, have also offered to license at no charge certain retail software applications that compete with our solutions. If competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge, this may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers against our current or future competitors, or that such competition will not have a material adverse effect on our business, operating results and financial condition. Also, some prospective buyers are reluctant to purchase applications that could have a short lifespan, as an acquisition could result in the application’s life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from a larger vendor than us since those larger vendors offer a wider range of products. Furthermore, some of these larger vendors, such as Oracle, may be capable of bundling their software with their database applications, which underlie a significant portion of our installed applications. When we compete with these larger vendors for new customers, we believe that these larger businesses often attempt to use their size as a competitive advantage against us.

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

We believe that our future growth will depend on developing and maintaining successful strategic relationships with systems integrators and other technology companies. Our strategy is to continue to increase the proportion of customers served through these indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop these indirect channels. This investment could adversely affect our operating results if these efforts do not generate license and service revenue necessary to offset our investment. Also, our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels will reduce our consulting service revenues, as the third-party systems integrators generally provide these services. As indirect sales increase, our direct contact with our customer base will decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, these systems integrators and third-party software providers may develop, acquire or market products competitive with our products. Our strategy of marketing our products directly to customers and indirectly through systems integrators and other technology companies may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent that different systems integrators target the same customers, systems integrators may also come into conflict with each other. Any channel conflicts that develop may have a material adverse effect on our relationships with systems integrators or harm our ability to attract new systems integrators.

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

We have observed that as the retail industry consolidates it is experiencing increased competition in certain geographic regions that could negatively affect the industry and our customers’ ability to pay for our products and services. Such consolidation has in the past, and may in the future, negatively impact our revenues and reduce the demand for our products, and may adversely affect our business, operating results and financial condition.

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

Our future operating results depend significantly upon the continued service of a relatively small number of key senior management and technical personnel, including our President, H. Allan Dow. None of our key personnel are bound by long-term employment agreements. We do not have in place “key person” life insurance policies on any of our employees. If we fail to retain senior management or other key personnel, or fail to attract key personnel, our succession planning and operations could be materially and adversely affected and could jeopardize our ability to meet our business goals.

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

As of June 30, 2017, James C. Edenfield, Executive Chairman, Treasurer and a Director of the Company, beneficially owned 1,821,587 shares, or 78.2%, of our Class B common stock, and 234,111 shares, or 0.85%, of our Class A common stock. If all of Mr. Edenfield’s Class B shares were converted into Class A shares, Mr. Edenfield would beneficially own 2,055,698 Class A shares, which would represent approximately 7.5% of all outstanding Class A shares after giving effect to such conversion. As a result of Mr. Edenfield’s ownership of Class B common stock, he has the right to elect a majority of our Board of Directors. Moreover, Mr. Edenfield and a member of his immediate family constitute two of the six members of the Board, and thus have significant influence in directing the actions of the Board of Directors. Such control and concentration of ownership may discourage a potential acquirer from making a purchase offer that other shareholders might find favorable, which in turn could adversely affect the market price of our common stock

Our articles of incorporation and bylaws and Georgia law may inhibit a takeover of our company.

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

On May 11, 2017, our Board of Directors declared quarterly dividends of $0.11 per share, payable to our Class A and Class B common stockholders. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. However, our dividend policy may be affected by, among other things, our views on business conditions, our financial position, earnings, earnings outlook, capital spending plans and other factors that our Board of Directors considers relevant at that time. Our dividend policy has changed in the past and may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on the market price of our common stock.

The price of our common stock may decline due to shares eligible for future sale or actual future sales of substantial amounts of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. In addition to the Class B common stock beneficially owned by Mr. Edenfield, current directors and executive officers of the Company as a group beneficially owned approximately 6.32% of our Class A common shares as of June 30, 2017. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in an approximately 100,000 square foot office building that we own at 470 East Paces Ferry Road, N.E., Atlanta, Georgia.

We have entered into leases for sales and technology development offices located in various cities in the United States and overseas. We believe our existing facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

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

Trading Market

Our Class A Common Shares are listed on the NASDAQ Global Select Market under the symbol “AMSWA”. As of July 3, 2017, there were 10,057 holders of Class A shares who held their stock either individually or in nominee or “street” names through various brokerage firms, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years, as well as the amount of cash dividends declared in each quarter:

	High	Low	Cash Dividends Declared
Fiscal Year 2017
First Quarter	$11.13	$8.85	$0.11
Second Quarter	11.59	9.97	0.11
Third Quarter	11.50	9.91	0.11
Fourth Quarter	11.11	9.97	0.11

Fiscal Year 2016
First Quarter	$10.07	$8.79	$0.10
Second Quarter	10.45	8.39	0.10
Third Quarter	11.14	9.16	0.10
Fourth Quarter	9.73	8.67	0.10

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2017:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,079,146	$9.00	1,577,543

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

Stock Price Performance Graph

The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the NASDAQ Composite Index and a peer group index on a quarterly basis. The graph reflects the investment of $100 on April 30, 2011 in the Company’s stock, the NASDAQ Stock Market-US Companies (“NASDAQ Composite Index”) and in the NASDAQ Computer Index, a published industry peer group index. The NASDAQ Computer Index consists of approximately 315 NASDAQ-listed companies, including computer hardware and software companies that furnish computer programming and data processing services and firms that produce computers, office equipment, and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2017.

	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016	FY 2017
American Software(a)	$100	$108	$128	$134	$132	$165
NASDAQ Composite	100	109	135	162	157	199
NASDAQ Computer Index	100	99	125	153	149	205

(a)	This series includes dividends paid over the disclosed period.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2017:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2017 through February 28, 2017	—	$—	—	946,321
March 1, 2017 through March 31, 2017	—	$—	—	946,321
April 1, 2017 through April 30, 2017	—	$—	—	946,321

Total Fiscal 2017 Fourth Quarter	—	$—	—	946,321

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Transfer Agent

American Stock Transfer & Trust Company LLC

6201 15th Ave.

Brooklyn, NY 11219

Toll free: (800) 937-5449

Local & international: (718) 921-8124

http://www.amstock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the Class A common shares of American Software, Inc:

B. Riley And Co. Inc.	Latour Trading LLC
Barclays Capital Inc./LE	Maxim Group LLC
BNY Mellon Capital Markets, LLC	Merrill Lynch, Pierce, Fenner & Smith Incorporated
Canaccord Genuity Inc.	Nasdaq Execution Services, LLC.
Cantor Fitzgerald & Co.	Needham & Company, LLC
Citadel Derivatives Group LLC	RBC Capital Markets, LLC
Citadel Securities LLC	Stifel, Nicolaus & Company, Incorporated
Citigroup Global Markets Inc.	SunTrust Robinson Humphrey, Inc.
Eg Market Technologies LLC	Susquehanna Financial Group, LLP
G1 Execution Services, LLC	Susquehanna Securities
Goldman Sachs & Co. LLC	Two Sigma Securities, LLC
Imc Financial Markets	UBS Securities LLC
Jefferies LLC	Wall Street Access
KCG Americas LLC	Wolverine Securities, LLC

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended April 30, 2017, 2016, 2015, 2014, and 2013 is derived from our audited consolidated financial statements.

Consolidated Statements of Operations Data:

	Years Ended April 30,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Revenues:
License fees	$15,584	$22,043	$16,748	$20,011	$21,184
Services and other	48,313	51,099	47,215	44,377	45,323
Maintenance	42,389	40,747	38,910	36,213	33,960

Total revenues	106,286	113,889	102,873	100,601	100,467

Cost of revenues:
License fees	7,563	7,688	7,675	4,043	6,026
Services and other	33,814	37,100	34,204	31,645	31,870
Maintenance	9,707	9,441	8,580	8,027	7,664

Total cost of revenues	51,084	54,229	50,459	43,715	45,560

Gross margin	55,202	59,660	52,414	56,886	54,907
Operating expenses:
Research and development costs	11,889	11,248	11,088	9,074	8,882
Sales and marketing expense	20,287	22,164	18,667	20,414	19,829
General and administrative expenses	14,219	12,449	12,923	12,401	11,911
Amortization of acquisition-related intangibles	1,041	272	394	472	501

Total operating expenses	47,436	46,133	43,072	42,361	41,123

Operating income	7,766	13,527	9,342	14,525	13,784
Other income, net	13,849	1,173	1,060	1,372	1,741

Earnings before income taxes	21,615	14,700	10,402	15,897	15,525
Income tax expense	6,994	4,458	2,274	5,566	5,114

Net earnings	$14,621	$10,242	$8,128	$10,331	$10,411

Earnings per common share(a):
Basic	$0.50	$0.36	$0.29	$0.37	$0.38

Diluted	$0.49	$0.35	$0.28	$0.37	$0.38

Weighted average common shares—Basic	29,232	28,727	28,283	27,636	27,173
Diluted	29,567	29,005	28,614	28,111	27,629
Cash dividends declared	$0.44	$0.40	$0.40	$0.30	$0.48

Consolidated Balance Sheet Data:
Cash and cash equivalents	$66,001	$49,004	$44,655	$55,803	$41,164
Investments—short and long term	$23,787	$28,881	$30,740	$23,771	$25,260
Working capital	$66,789	$54,801	$46,340	$58,820	$51,088
Total assets	$148,774	$136,724	$134,266	$131,220	$113,070
American Software, Inc. shareholders’ equity	$103,750	$94,894	$92,926	$92,560	$83,244

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.49, $0.35, $0.29, $0.37, and $0.38 for the years ended April 30, 2017, 2016, 2015, 2013, and 2012, respectively. See Note 1(r) to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements for the fiscal year ended April 30, 2017, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability, bad debts, capitalized software costs, goodwill, intangible assets measurement and impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition. We recognize revenue predominantly in accordance with the Software Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is persuasive evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, training, SaaS, hosting and managed services. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. Furthermore, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we (1) act as principal in the transaction, (2) take title to the products, (3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded on a gross basis.

Generally, our software products do not require significant modification or customization. Installation of the products is routine and is not essential to their functionality. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established VSOE for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those sold with the initial license fee, based on VSOE, and recognize the revenue ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees. SaaS revenues are recognized ratably over the subscription term as the customer has no ability to take delivery of the software, and the underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually.

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

Valuation of Long-Lived and Intangible Assets. We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification. For fiscal 2017, we opted to perform a qualitative assessment to test a reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the impairment. Our reporting units are consistent with our operating segments or one level below, as identified in Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

In accordance with the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification, long-lived assets, such as property and equipment and definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a triggering event was identified, recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ significantly. Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2017, our goodwill balance was $19.5 million and our intangible assets with definite lives balance was $3.4 million, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with the Costs of Software to be Sold, Leased, or Marketed Topic of the FASB Accounting Standards Codification. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, we capitalize software development costs and report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. There was no impairment charge related to capitalized computer software during the years ended April 30, 2017, 2016 and 2015. At April 30, 2017 and 2016, our capitalized software balance was $8.6 million and $9.1 million, respectively, net of accumulated amortization. We amortize capitalized computer software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

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

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2017, 2016, and 2015 and the percentage increases and decreases in those items for the years ended April 30, 2017 and 2016:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
License	15%	19%	16%	(29)%	32%
Services and other	45	45	46	(5)	8
Maintenance	40	36	38	4	5

Total revenues	100	100	100	(7)	11

Cost of revenues:
License	7	7	8	(2)	—
Services and other	32	33	33	(9)	8
Maintenance	9	8	8	3	10

Total cost of revenues	48	48	49	(6)	7

Gross margin	52	52	51	(7)	14

Research and development	11	10	11	6	1
Sales and marketing	19	19	18	(8)	19
General and administrative	13	11	13	14	(4)
Amortization of acquisition-related intangibles	1	0	0	nm	nm

Total operating expenses	44	40	42	3	7

Operating income	7	12	9	(43)	45
Other income:
Interest income	1	1	1	(7)	10
Other, net	12	—	—	nm	2

Earnings before income taxes	21	13	10	47	41
Income tax expense	7	4	2	57	96

Net earnings	14%	9%	8%	43%	26%

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

In April 2017, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2017 and 2018 world economic growth forecast. The update noted that, “With buoyant financial markets and a long-awaited cyclical recovery in manufacturing and trade under way, world growth is projected to rise from 3.1 percent in 2016 to 3.5 percent in 2017 and 3.6 percent in 2018, slightly above the October 2016 World Economic Outlook (WEO) forecast. But binding structural impediments continue to hold back a stronger recovery, and the balance of risks remains tilted to the downside, especially over the medium term. With persistent structural problems—such as low productivity growth and high income inequality—pressures for inward-looking policies are increasing in advanced economies. These threaten global economic integration and the cooperative global economic order that has served the world economy, especially emerging market and developing economies, well.”

For fiscal 2018, we expect the global economy to improve when compared to the prior year, which could result in an improved selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment when compared to the period prior to the last recession. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers – Deferral of Effective Date, which defers the implementation of ASU 2014-09, Revenue from Contracts with Customers, for one year from the initial effective date. The initial effective date of ASU No. 2014-09 was for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. ASU No. 2015-14 extends the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of reporting periods beginning after December 16, 2016, including interim reporting periods within that reporting period. The Company has performed a review of the requirements of the new revenue standard and is monitoring the activity of the FASB as it relates to specific interpretive guidance. The Company is reviewing customer contracts and is in the process of applying the five-step model of the new standard to each contract category it has identified and will compare the results to its current accounting practices. The Company plans to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the

FASB related to this new revenue standard, on May 1, 2018. The Company will likely apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Under this method, the Company would not restate the prior financial statements presented. Therefore, the new standard would require additional disclosures of the amount by which each financial statement line item is affected in the fiscal year 2019 reporting period.

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

Our SCM segment experienced a 2% decrease in revenues during fiscal 2017 when compared to fiscal 2016, due primarily to a 24% decrease in license fees that was partially offset by a 7% increase in services and other revenues, and a 4% increase in maintenance revenue. The ERP segment revenues decreased 13% in fiscal 2017 when compared to fiscal 2016, primarily due to a 54% decrease in license fees and a 2% decrease in services and other revenues partially offset by a 4% increase in maintenance revenues.

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

Our IT Consulting segment experienced an approximately 18% decrease in revenues in fiscal 2017 when compared to fiscal 2016 and a decrease in revenues of approximately 6% in fiscal 2016 when compared to fiscal 2015, due primarily to a fluctuations in IT staffing work at our largest customer and in fiscal year 2017 a decrease in customer project work. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. In the past this trend has resulted in increased business for this segment. However, there is a countervailing trend to outsourcing IT to international markets that historically have been more price competitive than domestic sources like ourselves. Our largest customer comprised 42% of our IT Consulting revenues in fiscal 2017, 38% in fiscal 2016 and 34% in fiscal 2015. The loss of this customer would negatively and materially affect our IT Consulting business.

REVENUES

	Years Ended April 30,
	2017	2016	2015	% Change		% of Total Revenues
				2017 to 2016	2016 to 2015	2017	2016	2015
	(in thousands)
License	$15,584	$22,043	$16,748	(29)%	32%	15%	19%	16%
Services and other	48,313	51,099	47,215	(5)%	8%	45%	45%	46%
Maintenance	42,389	40,747	38,910	4%	5%	40%	36%	38%

Total revenues	$106,286	$113,889	$102,873	(7)%	11%	100%	100%	100%

For the year ended April 30, 2017, the 7% decrease in total revenues was attributable primarily to a 29% decrease in license revenue, a 5% decrease in services and other revenues partially offset by a 4% increase in maintenance revenues.

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

International revenues represented approximately 18% of total revenues for the year ended April 30, 2017, 17% of total revenues for the year ended April 30, 2016, and 16% for the year ended April 30, 2015. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

License revenues

	Years Ended April 30,
	2017	2016	2015	% Change
				2017 to 2016	2016 to 2015
	(in thousands)
Enterprise Resource Planning	$1,683	$3,659	$2,215	(54)%	65%
Supply Chain Management	13,901	18,384	14,533	(24)%	27%

Total license revenues	$15,584	$22,043	$16,748	(29)%	32%

For the year ended April 30, 2017, license fee revenues decreased by 29% when compared to the previous year due primarily to the economic uncertainty related to the Brexit vote in the United Kingdom, US elections and lower overall business information technology spending. Logility experienced a 24% decrease in license fees partly due to the overall uncertainty in the direction of the global economy and increased sales of our products on Logility’s Cloud Services platform that require revenue to be deferred over the life of the contracted period, which is typically one to three years. Our ERP business unit experienced a 54% decrease in license fees for the year ended April 30, 2017 when compared to the same period in the prior year due to the overall uncertainty in the direction of the global economy and the significant license fee increase of 65% in the prior year. Logility, including its DMI subsidiary, constituted 89%, 83% and 87% of our total license fee revenues for the years ended April 30, 2017, 2016 and 2015, respectively.

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

The direct sales channel provided approximately 77% of license fee revenues for the year ended April 30, 2017, compared to approximately 79% in fiscal 2016 and 70% in fiscal 2015. The decrease in direct license fees from fiscal 2016 to fiscal 2017 was largely the result of economic uncertainty related to the Brexit vote in the United Kingdom, US elections and lower overall business information technology spending, particularly at our direct channel which tends to be larger size transactions. The increase in direct license fees from fiscal 2015 to fiscal 2016 was largely the result of an improvement in the overall business investment environment and partly due to an increase in direct sales headcount and execution.

For the year ended April 30, 2017, our margins after commissions on direct sales were approximately 85%, and our margins after commissions on indirect sales were approximately 46%. For the year ended April 30, 2016, our margins after commissions on direct sales were approximately 85%, and our margins after commissions on indirect sales were approximately 48%. For the year ended April 30, 2015, our margins after commissions on direct sales were approximately 85%, and our margins after commissions on indirect sales were approximately 42%. The margins after commissions were relatively consistent as 85% for direct and a range of 42% and 48% for indirect sales. DMI is the source of the bulk of our indirect sales and the commission percentage varies based on whether the sale is domestic or international.

Services and other revenues

	Years Ended April 30,
	2017	2016	2015	% Change
				2017 to 2016	2016 to 2015
	(in thousands)
Enterprise Resource Planning	$4,603	$4,676	$4,173	(2)%	12%
Supply Chain Management	24,077	22,510	17,598	7%	28%
IT Consulting	19,633	23,913	25,444	(18)%	(6)%

Total services and other revenues	$48,313	$51,099	$47,215	(5)%	8%

The 5% decrease in services and other revenues for the year ended April 30, 2017 when compared to fiscal 2016 was due primarily to a 18% decrease at our IT Consulting segment due to the completion in the first half of fiscal 2016 of an IT project from one of our larger customers. Our ERP segment decreased 2% in services and other revenues for the year ended April 30, 2017 when compared to fiscal 2016 as a result of timing of implementation project work at NGC. Partially offsetting the decrease was our SCM segment which increased 7% in services and other revenues for the year ended April 30, 2017 when compared to fiscal 2016 as a result of due to an increase in utilization from project implementation services and services revenue related to our Logility Cloud Services area.

The 8% increase in services and other revenues for the year ended April 30, 2016 when compared to fiscal 2015 was due primarily to a 28% increase at our SCM segment due to an increase in utilization from project implementation services and services revenue related to our Logility Cloud Services area. Our ERP segment increased 12% in services and other revenues for the year ended April 30, 2017 when compared to fiscal 2016 as a result of higher implementation project work at NGC from the recent increase in license fee revenue. This increase in revenue was partially offset by a 6% decrease in our IT Consulting segment due to the timing of project work.

As of April 30, 2017, Cloud Services Annual Contract Value (“ACV”) was $6.1 million, an increase of approximately 59% compared to $3.8 million as of the same date for the prior year. ACV is comprised of software-as-a-service (“SAAS”) of $3.8 million compared to approximately $1.9 million as of the same date last year and other cloud services ACV of $2.3 million compared to $1.9 million as of the same date last year. ACV is a forward-looking operating measure used by management to better understand cloud services (SaaS and other related cloud services) revenue trends within our business, as it reflects our current estimate of revenue to be generated under existing client contracts in the forward 12-month period.

In our software segments, we have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance revenues

	Years Ended April 30,
	2017	2016	2015	% Change
				2017 to 2016	2016 to 2015
	(in thousands)
Enterprise Resource Planning	$5,542	$5,312	$4,975	4%	7%
Supply Chain Management	36,847	35,435	33,935	4%	4%

Total maintenance revenues	$42,389	$40,747	$38,910	4%	5%

The 4% increase in total maintenance revenues for the year ended April 30, 2017 was primarily due to a 4% increase in maintenance revenues from our SCM and ERP segments as a result of an increase in maintenance revenue from recent software license sales.

The 5% increase in total maintenance revenues for the year ended April 30, 2016 was primarily due to a 4% increase in maintenance revenues from our SCM segment as a result of improved maintenance renewal rates and an increase in maintenance revenue from recent software license sales. The increase was also due to a 7% increase in our ERP segment from higher maintenance renewal rates and higher license fee revenue.

Logility’s maintenance revenues constituted 87% of total maintenance revenues for the years ended April 30, 2017, 2016 and 2015. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Years Ended April 30,
	2017		2016		2015
	(in thousands)
Gross margin on license fees	$8,021	51%	$14,355	65%	$9,073	54%
Gross margin on services and other	14,499	30%	13,999	27%	13,011	28%
Gross margin on maintenance	32,682	77%	31,306	77%	30,330	78%

Total gross margin	$55,202	52%	$59,660	52%	$52,414	51%

The total gross margin percentage for the year ended April 30, 2017 was primarily the same as the prior fiscal year due to the increase in gross margin percentage on services and other gross margins. This was partially offset by a decrease in license fees margins when compared to the prior year. The increase in total gross margin percentage for the year ended April 30, 2016 was primarily due to the increase in gross margin percentage on license fees and partially offset by the slight decrease in services and other and maintenance gross margins.

Gross Margin on License Fees

The decrease in license fee gross margin percentage for the year ended April 30, 2017 when compared to fiscal 2016 was primarily due to the 29% decrease in license fees in fiscal 2017 when compared to the prior year. We expect capitalized software amortization expense to remain relatively consistent in fiscal 2018 when compared to fiscal 2017.

The increase in license fee gross margin percentage for the year ended April 30, 2016 when compared to fiscal 2015 was primarily due to the 32% increase in license fees in fiscal 2016 when compared to the prior year.

License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channel.

Gross Margin on Services and Other

For the year ended April 30, 2017, our gross margin percentage on services and other revenues increased from 27% in fiscal 2016 to 30% in fiscal 2017 due to higher gross margins in our ERP segment, which increased from 20% in fiscal 2016 to 39% in fiscal 2017 due to improved billing utilization rates. Our SCM segment services gross margin was 38% and 39% in fiscal 2017 and 2016, respectively. Our IT Consulting segment, The Proven Method, Inc., services gross margin was 18% in fiscal 2017 and fiscal 2016.

For the year ended April 30, 2016, our gross margin percentage on services and other revenues decreased from 28% in fiscal 2015 to 27% in fiscal 2016, due to lower gross margins at our IT Consulting segment, The Proven Method, Inc., as its services gross margin decreased to 18% in fiscal 2016 compared to 21% in fiscal 2015, as a result of lower contracted hourly billing rates and the timing of project work. Our ERP segment services gross margin was 20% in fiscal 2016 and 2015 and our SCM segment services gross margin was 39% in fiscal 2016 and 2015.

As discussed above, our IT Consulting segment typically has lower margins when compared to the other segments that have higher margin implementation service revenue, so a decrease in the percentage of services revenues from our IT Consulting segment tends to cause our overall services gross margin percentage to increase. The IT Consulting segment was 41%, 47% and 54% of the Company’s services revenues in fiscal 2017, 2016 and 2015, respectively. Our SCM segment was 50%, 44% and 37% of the Company’s services revenues in fiscal 2017, 2016 and 2015, respectively. Our ERP segment was 9%, 9% and 9% of the Company’s services revenues in fiscal 2017, 2016 and 2015, respectively.

Gross Margin on Maintenance

Maintenance gross margin percentage remained relatively consistent for the years ended April 30, 2017, 2016 and 2015. The slight decrease in maintenance gross margin percentage in fiscal 2016 compared to fiscal 2015 was primarily due to an increase in maintenance personnel costs.

EXPENSES

	Years Ended April 30,
	2017	2016	2015	% of Revenues
				2017	2016	2015
	(in thousands)
Research and development	$11,889	$11,248	$11,088	11%	10%	11%
Sales and marketing	20,287	22,164	18,667	19%	19%	18%
General and administrative	14,219	12,449	12,923	13%	11%	13%
Amortization of acquisition-related intangible assets	1,041	272	394	1%	0%	0%
Other income, net	13,849	1,173	1,060	13%	1%	1%
Income tax expense	6,994	4,458	2,274	7%	4%	2%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended
	April 30, 2017	Percent Change	April 30, 2016	Percent Change	April 30, 2015
	(in thousands)
Total capitalized computer software development costs	$3,724	15%	$3,246	18%	$2,747
Percentage of gross product research and development costs	24%		22%		20%
Total research and development expense	11,889	6%	11,248	1%	11,088

Percentage of total revenues	11%		10%		11%
Total research and development expense and capitalized computer software development costs	$15,613	8%	$14,494	5%	$13,835

Percentage of total revenues	15%		13%		13%

	Years Ended
	April 30, 2017	Percent Change	April 30, 2016	Percent Change	April 30, 2015
	(in thousands)
Total amortization of capitalized computer software development costs*	$4,250	8%	$3,921	7%	$3,664

*	Included in cost of license fees

For the year ended April 30, 2017, gross product research and development costs increased by 8% primarily due to increased headcount from the AdapChain acquisition and additional hiring. Capitalized software development costs increased in fiscal 2017 compared to fiscal 2016 due to timing of project work. Amortization of capitalized software development increased 8% in fiscal 2017 when compared to fiscal 2016 due to timing of project work.

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

Sales and Marketing

In the year ended April 30, 2017, the decrease in sales and marketing expenses compared to fiscal 2016 was due primarily to an lower headcount and lower sales commission as a result of lower direct license fees. In the year ended April 30, 2016, the increase in sales and marketing expenses compared to fiscal 2016 was due primarily to an increase in headcount, higher sales commission as a result of higher direct license fees and higher customer conference expenses.

General and Administrative

For the year ended April 30, 2017, the increase in general and administrative expenses compared to fiscal 2016 was primarily due to recording a Research and Development State tax credit against withholding taxes of approximately $1.3 million in fiscal 2016 compared to $436,000 in fiscal 2017 and to a lesser extent an increase in the overhead costs related to the AdapChain acquisition and audit and tax fees. This was partially offset by a decrease in variable compensation expense.

For the year ended April 30, 2016, the decrease in general and administrative expenses compared to fiscal 2015 was primarily due to recording a Research and Development State tax credit against withholding taxes of approximately $1.3 million and to a lesser extent a decrease in the allowance for doubtful accounts. This was partially offset by an increase in variable compensation expense.

The total number of employees was approximately 372 on April 30, 2017, 420 on April 30, 2016 and 402 on April 30, 2015.

Amortization of Acquisition-related Intangible Assets

For the year ended April 30, 2017, we recorded $1,659,000 in intangible amortization expense, of which $1,041,000 is included in operating expenses and $618,000 is included in cost of license fees.

For the year ended April 30, 2016, we recorded $890,000 in intangible amortization expense, of which $272,000 is included in operating expenses and $618,000 is included in cost of license fees.

Operating Income/(Loss)

	Years Ended April 30,
				% Change
	2017	2016	2015	2017 to 2016	2016 to 2015
	(in thousands)
Enterprise Resource Planning*	$(5,388)	$(4,104)	$(5,285)	31%	22%
Supply Chain Management	12,264	16,304	12,399	(25)%	31%
IT Consulting	890	1,327	2,228	(33)%	(40)%

Total Operating Income	$7,766	$13,527	$9,342	(43)%	45%

*	includes certain unallocated expenses.

The increase in the ERP segment operating loss in fiscal 2017 when compared to fiscal 2016 was due primarily to the 13% decrease in revenues in fiscal 2017 when compared to fiscal 2016. Also, during the current fiscal year, the Company continued to invest approximately 18% of total ERP revenues, or approximately $2.2 million, in research and development for new software products to compete more effectively in the sewn products, apparel and retail industries.

The lower ERP segment operating loss in fiscal 2016 when compared to fiscal 2015 was due primarily to higher revenues. Also, during the fiscal 2016, the Company continued to invest approximately 15% of total ERP revenues, or approximately $2.0 million, in research and development for new software products to compete more effectively in the sewn products, apparel and retail industries.

Our SCM segment decreased operating income by 25% in fiscal 2017 compared to fiscal 2016 primarily due to a 2% decrease in revenues and the increased costs associated with the AdapChain acquisition. Our SCM segment increased operating income by 31% in fiscal 2016 compared to fiscal 2015 primarily due to a 16% increase in revenues.

Our IT Consulting segment operating income decreased 33% in fiscal 2017 compared to fiscal 2016 primarily due a 18% decrease in revenues. Our IT Consulting segment operating income decreased 40% in fiscal 2016 compared to fiscal 2015 primarily due a 6% decrease in revenues.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, realized and unrealized gains and losses from investments and gains from the sales of real estate. Other income was approximately $13.8 million in the year ended April 30, 2017 compared to $1.2 million in fiscal 2016. The increase was primarily due to sale of real estate for $11.8 million in the fourth quarter of fiscal 2017 and a higher unrealized gain on investments of $1.3 million compared to an unrealized loss of $110,000 for fiscal 2016. This was partially offset by lower rental income from the leases on our Atlanta property of $774,000 in fiscal 2017 compared to $1,031,000 in fiscal 2016, lower interest income of $1,257,000 in fiscal 2017 compared to $1,346,000 in fiscal 2016, higher exchange rate losses of approximately $285,000 compared to $239,000 for the same period last year and higher realized losses of $936,000 from investments in fiscal 2017 when compared to $878,000 in fiscal 2016.

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

For the three and twelve months ended April 30, 2017, our investments generated an annualized yield of approximately 1.59% and 1.62%, respectively, compared to approximately 1.85% and 1.86% for the three and twelve months ended April 30, 2016, respectively.

Income Taxes

During the year ended April 30, 2017, we recorded income tax expense of $7.0 million compared to $4.5 million in fiscal 2016 and $2.3 million in fiscal 2015. Our effective income tax rate takes into account the source of taxable income by state, and available income tax credits. Our tax effective rate was 32.4%, 30.3%, and 21.9% in fiscal years 2017, 2016 and 2015, respectively. The effective tax rate for fiscal 2017 is higher compared fiscal 2016 due to the extension of the research and development tax credit during the third quarter of fiscal 2016 which resulted in a “catch-up” credit adjustment for the period January 1, 2015 through December 31, 2015. We expect our tax effective rate to be in the range of 33% to 36% in fiscal 2018.

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

The following tables show information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2017, 2016 and 2015. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended April 30,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$19,780	$18,291	$10,024
Net cash provided by (used in) investing activities	4,238	(3,901)	(11,684)
Net cash used in financing activities	(7,021)	(10,041)	(9,488)

Net change in cash and cash equivalents	$16,997	$4,349	$(11,148)

The increase in cash provided by operating activities in fiscal 2017 compared to fiscal 2016 was due primarily to: (1) an increase in net earnings, (2) a decrease in the purchases of trading securities due to timing, (3) a decrease in accounts receivable in fiscal 2017 when compared to an increase in fiscal 2016 due to timing of sales and billing, (4) an increase in the net proceeds from sales and maturities of trading securities in fiscal 2017 compared to fiscal 2016 due to timing of purchases and maturity dates, (5) an increase in deferred revenues in fiscal 2017 when compared to a decrease in fiscal 2016 primarily due timing of cloud and maintenance revenue recognition, (6) higher depreciation and amortization expense due to timing of closing capitalized software projects and an acquisition in fiscal 2017, (7) an increase in deferred income taxes in fiscal 2017 compared to a decrease in fiscal 2016 due to timing, (8) a lower increase in prepaid expenses and other assets in fiscal 2017 compared to fiscal 2016 due to timing of purchases and (9) a higher increase in accounts payable and other liabilities when compared to fiscal 2016 due primarily to timing and the amount of sales commissions, bonuses and tax liabilities.

These factors were partially offset by: (1) Gain on the sale of fixed assets from our sale of real estate in fiscal 2017, (2) a gain on unrealized investments in fiscal 2017 compared to a loss in the prior year due to investment markets and (3) lower stock-based compensation expense in fiscal 2017 compared to last year due to the fewer options granted.

The increase in cash provided by investing activities in fiscal 2017 compared to used in fiscal 2016 was due primarily to: (1) Proceeds from the sale of real estate. This was partially offset by (1) the purchase of a business in fiscal 2017, (2) an increase in capitalized software development costs due to the timing of R&D efforts and (3) higher purchases of equipment.

The decrease in cash used in financing activities in fiscal 2017 when compared to fiscal 2016 was due primarily to: (1) an increase in proceeds from exercise of stock options, and (2) no repurchases of common stock in fiscal 2017 compared to fiscal 2016. This was partially offset by an increase in cash dividends paid on common stock in fiscal 2017 when compared to fiscal 2016 due to the Board raising the quarterly dividend payout.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30,
	2017	2016
	(in thousands)
Cash and cash equivalents	$66,001	$49,004
Investments	23,787	28,881

Total cash and investments	$89,788	$77,885

Net increase in total cash and investments	$11,903	$2,490

The following table provides information regarding our known contractual obligations as of April 30, 2017 (in thousands): (See Notes to Consolidated Financial Statements—Note 8)

	Payments due by Period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$2,976	$994	$1,241	$664	$97

As a result of the positive cash flow from operations our business has generated in recent periods, and because as of April 30, 2017, we had $89.8 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We currently do not have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days Sales Outstanding (DSO) in accounts receivable were 69 and 65 days as of April 30, 2017 and April 30, 2016, respectively. Our current ratio on April 30, 2017 was 2.6 to 1, compared to 2.4 to 1 on April 30, 2016. DSO can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales (which typically have installment payment terms), seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

On December 18, 1997, our Board of Directors approved a resolution authorizing the repurchase up to 1.5 million shares of our Class A common stock. On March 11, 1999, our Board of Directors approved a resolution authorizing us to repurchase an additional 700,000 shares for a total of up to 2.2 million shares of our Class A common stock. On August 19, 2002, our Board of Directors approved a resolution authorizing us to repurchase an additional 2.0 million shares for a total of up to 4.2 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these repurchase plans, as of June 30, 2017, we have repurchased approximately 3.3 million shares of common stock at a cost of approximately $13.6 million.

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

Foreign Currency. For the fiscal years ended April 30, 2017 and 2016, we generated 18% and 17% of our revenues outside of the United States, respectively. We typically denominate our international sales in U.S. dollars, euros or British pounds sterling. Our consolidated financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of approximately $285,000 and $239,000 in fiscal years 2017 and 2016, respectively. We estimate that a 10% movement in foreign currency rates would have the effect of creating an exchange gain or loss of approximately $342,000.

Interest Rates and Other Market Risks. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of our cash equivalents and investments as of April 30, 2017 was approximately $86.4 million.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of April 30, 2017. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of April 30, 2017.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of April 30, 2017, and this attestation report follows immediately below.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited American Software, Inc.’s internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8(a)). Our responsibility is to express an opinion on American Software, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, American Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Software, Inc. and subsidiaries as of April 30, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2017, and our report dated July 14, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

July 14, 2017

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

American Software, Inc.:

We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries (the “Company”) as of April 30, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2017. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Software, Inc. and subsidiaries as of April 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Software, Inc.’s internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 14, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

July 14, 2017

American Software, Inc. and Subsidiaries

Consolidated Balance Sheets

April 30, 2017 and 2016

(in thousands, except share data)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$66,001	$49,004
Investments	19,332	20,957
Trade accounts receivable, less allowance for doubtful accounts of $171 at April 30, 2017 and $178 at April 30, 2016:
Billed	17,060	17,104
Unbilled	2,811	3,444
Prepaid expenses and other current assets	4,322	3,586

Total current assets	109,526	94,095
Investments—noncurrent	4,455	7,924
Property and equipment, net	2,055	3,396
Capitalized software, net	8,614	9,140
Goodwill	19,549	18,749
Other intangibles, net	3,399	1,858
Other assets	1,176	1,562

Total assets	$148,774	$136,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,541	$1,280
Accrued compensation and related costs	3,329	4,349
Dividends payable	3,259	2,887
Other current liabilities	5,171	2,779
Deferred revenue	29,437	27,999

Total current liabilities	42,737	39,294
Deferred income taxes	1,994	1,319
Long-term deferred revenue	214	612
Other long-term liabilities	79	605

Total liabilities	45,024	41,830
Shareholders’ equity:
Common stock:
Class A, $0.10 par value. Authorized 50,000,000 shares: Issued and outstanding 31,821,508 shares at April 30, 2017 and 30,972,947 shares at April 30, 2016	3,182	3,097
Class B, $0.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,393,336 shares at April 30, 2017 and 2,487,086 shares at April 30, 2016; convertible into Class A shares on a one-for-one basis	239	249
Additional paid-in capital	121,280	114,210
Retained earnings	4,608	2,897
Class A treasury stock, 4,588,632 shares at April 30, 2017 and 4,588,632 shares at April 30, 2016, at cost	(25,559)	(25,559)

Total shareholders’ equity	103,750	94,894

Commitments and contingencies
Total liabilities and shareholders’ equity	$148,774	$136,724

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended April 30, 2017, 2016, and 2015

(In thousands, except per share data)

	2017	2016	2015
Revenues:
License	$15,584	$22,043	$16,748
Services and other	48,313	51,099	47,215
Maintenance	42,389	40,747	38,910

Total revenues	106,286	113,889	102,873

Cost of revenues:
License	7,563	7,688	7,675
Services and other	33,814	37,100	34,204
Maintenance	9,707	9,441	8,580

Total cost of revenues	51,084	54,229	50,459

Gross margin	55,202	59,660	52,414

Research and development	11,889	11,248	11,088
Sales and marketing	20,287	22,164	18,667
General and administrative	14,219	12,449	12,923
Amortization of acquisition-related intangibles	1,041	272	394

Total operating expenses	47,436	46,133	43,072

Operating income	7,766	13,527	9,342
Other income:
Interest income	1,257	1,346	1,229
Other, net	12,592	(173)	(169)

Earnings before income taxes	21,615	14,700	10,402
Income tax expense	6,994	4,458	2,274

Net earnings	$14,621	$10,242	$8,128

Earnings per common share:(a)
Basic	$0.50	$0.36	$0.29

Diluted	$0.49	$0.35	$0.28

Shares used in the calculation of earnings per common share:
Basic	29,232	28,727	28,283
Diluted	29,567	29,005	28,614

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.49, $0.35 and $0.29 for the years ended April 30, 2017, 2016 and 2015, respectively. See Note 1 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years ended April 30, 2017, 2016, and 2015

(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained earnings	Treasury stock	Total shareholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2014	30,075,187	$3,008	2,587,086	$259	$106,203	$7,368	$(24,278)	$92,560
Proceeds from stock options exercised	490,912	49	—	—	2,676	—	—	2,725
Stock-based compensation	—	—	—	—	1,530	—	—	1,530
Net earnings	—	—	—	—	—	8,128	—	8,128
Dividends declared	—	—	—	—	—	(11,337)	—	(11,337)
Repurchase of common shares	—	—	—	—	—	—	(1,100)	(1,100)
Tax benefit of stock option exercises	—	—	—	—	420	—	—	420

Balance at April 30, 2015	30,566,099	3,057	2,587,086	259	110,829	4,159	(25,378)	92,926
Proceeds from stock options exercised	306,848	30	—	—	1,788	—	—	1,818
Conversion of Class B shares into Class A shares	100,000	10	(100,000)	(10)	—	—	—	—
Stock-based compensation	—	—	—	—	1,593	—	—	1,593
Net earnings	—	—	—	—	—	10,242	—	10,242
Dividends declared	—	—	—	—	—	(11,504)	—	(11,504)
Repurchase of common shares	—	—	—	—	—	—	(181)	(181)

Balance at April 30, 2016	30,972,947	3,097	2,487,086	249	114,210	2,897	(25,559)	94,894
Proceeds from stock options exercised	754,811	75	—	—	5,642	—	—	5,717
Conversion of Class B shares into Class A shares	93,750	10	(93,750)	(10)	—	—	—	—
Stock-based compensation	—	—	—	—	1,428	—	—	1,428
Net earnings	—	—	—	—	—	14,621	—	14,621
Dividends declared	—	—	—	—	—	(12,910)	—	(12,910)

Balance at April 30, 2017	31,821,508	$3,182	2,393,336	$239	$121,280	$4,608	$(25,559)	$103,750

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended April 30, 2017, 2016, and 2015

(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net earnings	$14,621	$10,242	$8,128
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,640	5,618	5,833
Stock-based compensation expense	1,428	1,593	1,530
Accretion of liability from purchase of business	—	11	11
Tax benefit of options exercised	—	—	420
Excess tax benefits from stock-based compensation	—	—	(384)
Net (gain)/loss on investments	(146)	994	638
Net (gain) on sale of fixed assets	(11,776)	—	—
Deferred income tax expense/(benefit)	675	(312)	(723)
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(10,267)	(13,206)	(18,806)
Proceeds from sales and maturities of trading securities	15,507	14,071	11,204
Accounts receivable, net	1,187	(945)	(400)
Prepaid expenses and other assets	(284)	(740)	350
Accounts payable and other liabilities	1,185	1,155	(1,870)
Deferred revenue	1,010	(190)	4,093

Net cash provided by operating activities	19,780	18,291	10,024

Cash flows from investing activities:
Capitalized computer software development costs	(3,724)	(3,246)	(2,747)
Purchases of property and equipment, net of disposals	(731)	(655)	(1,028)
Proceeds from sale of building	13,134	—	—
Purchase of business, net of cash acquired	(4,441)	—	(7,909)

Net cash provided by (used in) investing activities	4,238	(3,901)	(11,684)

Cash flows from financing activities:
Repurchase of common stock	—	(181)	(1,100)
Excess tax benefits from stock-based compensation	—	—	384
Proceeds from exercise of stock options	5,717	1,818	2,725
Payment for accrued acquisition consideration	(200)	(200)	(200)
Dividends paid	(12,540)	(11,478)	(11,297)

Net cash used in financing activities	(7,021)	(10,041)	(9,488)

Net change in cash and cash equivalents	16,997	4,349	(11,148)
Cash and cash equivalents at beginning of year	49,004	44,655	55,803

Cash and cash equivalents at end of year	$66,001	$49,004	$44,655

Supplemental disclosures of cash paid during the year for:
Income taxes	$2,924	$4,800	$2,597
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,259	$2,887	$2,861

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2017, 2016, and 2015

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

•	The SCM segment consists of Logility, Inc. (see Note 9), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners, and DMI, a wholly-owned subsidiary of Logility.

•	The ERP segment consists of (1) American Software USA, Inc., which provides purchasing and materials management, customer order processing, financial, e-commerce, Flow Manufacturing and traditional manufacturing solutions, and (2) NGC, which provides industry specific business software to both retailers and manufacturers primarily in the apparel, sewn products and furniture industries.

•	The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm.

Certain prior period amounts have been reclassified to conform within these footnotes to current period presentation.

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

License. License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is persuasive evidence of an arrangement, and vendor-specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the Company recognizes revenue under the residual method, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. Furthermore, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company (1) acts as principal in the transaction, (2) takes title to the products, (3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, in most cases we record our sales through the DMI channel on a gross basis.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are primarily billed under time and materials arrangements and are recognized as services are performed. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification, the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenues and totaled approximately $2.1 million, $2.4 million, and $2.7 million for 2017, 2016 and 2015, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At April 30, 2017 and 2016, unbilled license fees were approximately $1.0 million and $1.5 million, respectively, and unbilled services revenues were approximately $1.8 million and $1.9 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

(e) Cash Equivalents

Cash equivalents of $62.6 million and $46.0 million at April 30, 2017 and 2016, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

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

(g) Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, the allowance for the cost of returns and product warranty claims at April 30, 2017 or 2016 is not significant.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts of expense/(recovery) to operations were approximately $39,000, $0, and $178,000 for 2017, 2016, and 2015, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

(h) Investments

Investments consist of commercial paper, corporate bonds, government securities, certificates of deposits and marketable equity securities. The Company accounts for its investments in accordance with the Investments—Debt and Equity Securities Topic of the FASB ASC. The Company has classified its investment portfolio as “trading.” “Trading” securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. Investments with maturities less than one year as of the balance sheet date are classified as short-term investments and those that mature greater than one year are classified as long-term investments.

(i) Furniture, Equipment, and Purchased Computer Software

Furniture, equipment and purchased computer software are recorded at cost, less accumulated depreciation and amortization. Depreciation of buildings, computer equipment, purchased computer software, office furniture and equipment is calculated using the straight-line method based upon the estimated useful lives of the assets (three years for computer equipment and software, seven years for office furniture and equipment and thirty years for buildings). Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter. Depreciation and amortization expense on buildings, furniture, equipment and purchased computer software was $731,000, $807,000, and $1,193,000 in 2017, 2016 and 2015, respectively.

(j) Capitalized Computer Software Development Costs

The Company capitalizes certain computer software development costs in accordance with the FASB ASC Costs of Software to be Sold, Leased or Marketed Topic. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2017	2016	2015
	(in thousands)
Total capitalized computer software development costs	$3,724	$3,246	$2,747
Total research and development expense	11,889	11,248	11,088

Total research and development expense and capitalized computer software-development costs	$15,613	$14,494	$13,835

Total amortization of capitalized computer software development costs	$4,250	$3,921	$3,663

Capitalized computer software development costs consist of the following at April 30, 2017 and 2016 (in thousands):

	2017	2016
Capitalized computer software development costs	$29,037	$25,313
Accumulated amortization	(20,423)	(16,173)

	$8,614	$9,140

Of the Company’s capitalized software projects that are currently completed and being amortized, the Company expects amortization expense for the next three years to be as follows (in thousands):

2018	$3,123
2019	2,864
2020	2,246

$8,233

(k) Acquisition-Related Intangible Assets (exclusive of Logility’s treasury stock repurchases)

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. The intangible assets are being amortized over a period ranging from one to eight years. For 2017, total amortization expense related to acquisition-related intangible assets was approximately $1,659,000, with $1,041,000 included in operating expense and $618,000 included in cost of license fees in the accompanying consolidated statements of operations. For 2016, total amortization expense related to acquisition-related intangible assets was approximately $890,000, with $272,000 included in operating expense and $618,000 included in cost of license fees in the accompanying consolidated statements of operations. For 2015, total amortization expense related to acquisition-related intangible assets was approximately $970,000, with $394,000 included in operating expense and $576,000 included in cost of license fees in the accompanying consolidated statements of operations.

Acquisition-Related Intangible Assets consist of the following at April 30, 2017 and 2016 (in thousands):

	Weighted Average Amortization in Years	2017	2016
Current technology	3	$4,872	$1,972
Customer relationships	8	1,400	1,400
Non-compete	3	390	290
Trademarks	3	200	0

		6,862	3,662
Accumulated amortization		(3,463)	(1,804)

		$3,399	$1,858

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2017 (in thousands):

2018	$1,320
2019	1,232
2020	482
2021	175
2022	175
Thereafter	15

$3,399

(l) Goodwill and Other Intangibles

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC. The Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. The Company identifies the reporting unit on a basis that is similar to its method for identifying operating segments as defined by the Segment Reporting Topic of the FASB ASC. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. This evaluation is applied annually on each impairment testing date (April 30) unless there is a triggering event present during an interim period.

For the years ended April 30, 2017 and 2016, the Company performed a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is more likely than not that the unit’s fair value is less than its carrying amount. To the extent the Company concludes it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The Company did not identify any macroeconomic or industry conditions as of April 30, 2017, that would indicate the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate it is more likely than not that the fair value of any reporting units have fallen below their carrying value, the Company would test such reporting unit for impairment.

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

Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB ASC.

Goodwill consisted of the following by segment (in thousands):

	Enterprise Resource Planning*	Supply Chain Management**	IT Consulting	Total
Balance at April 30, 2015	$1,812	$16,937	$—	$18,749

Balance at April 30, 2016	1,812	16,937	—	18,749

Goodwill related to the AdapChain Acquisition	—	800	—	800
Balance at April 30, 2017	$1,812	$17,737	$—	$19,549

*	Goodwill related to New Generation Computing, Inc.
**	Goodwill related to Logility, Inc., Demand Management, Inc. and their acquisitions

Intangible Assets (including Acquisition-Related Intangible Assets) consisted of the following by segment (in thousands):

	Enterprise Resource Planning	Supply Chain Management	IT Consulting	Total
Balance at April 30, 2015	$—	$2,748	$—	$2,748
Amortization expense	—	(890)	—	(890)

Balance at April 30, 2016	—	1,858	—	1,858

Intangibles related to the AdapChain Acquisition	—	3,200	—	3,200
Amortization expense	—	(1,659)	—	(1,659)

Balance at April 30, 2017	$—	$3,399	$—	$3,399

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

(n) Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to collectability, capitalized software costs, goodwill, intangible asset impairment, income taxes, allocation of fair values in acquisitions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

(o) Stock-Based Compensation

The Company has four stock-based employee compensation plans under which options to purchase common stock of the Company were outstanding as of April 30, 2017. Those plans are described more fully in Note 7. In addition to two American Software plans, effective July 9, 2009, the Company adopted the Logility, Inc. 1997 Stock Plan and Logility, Inc. 2007 Stock Plan as equity plans of the Company in conjunction with the Company’s acquisition of the shares of Logility common stock it did not previously own.

The Company recorded stock option compensation cost of approximately $1,428,000, $1,593,000 and $1,530,000 and related income tax benefits of approximately $528,000, $586,000 and $542,000 for the years ended April 30, 2017, 2016 and 2015, respectively. Stock-based compensation expense on current year grants is recorded on a straight-line basis over the vesting period for the entire award directly to additional paid-in capital.

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

Prior to the adoption of ASU No. 2016-09, cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. During the year ended April 30, 2015, the Company realized tax benefits from stock options generated in previous and current periods resulting in approximately $384,000 of gross excess tax benefits which are included as a component of cash flows from financing activities in the accompanying 2015 consolidated statement of cash flows.

(p) Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property, and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

(q) Comprehensive Income

The Comprehensive Income Topic of the FASB ASC establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.

The Company did not have any other comprehensive income items for 2017, 2016, or 2015.

(r) Earnings per Common Share

The Company has two classes of common stock of which Class B common shares are convertible into Class A common shares at any time, on a one-for-one basis. Under the Company’s Articles of Incorporation, if dividends are declared, holders of Class A common shares shall receive a $.05 dividend per share prior to the Class B common shares receiving any dividend and holders of Class A common shares shall receive a dividend at least equal to Class B common shares dividends on a per share basis. As a result, the Company has computed the earnings per share in compliance with the Earnings Per Share Topic of the FASB ASC, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts), see Note 7 for total stock options outstanding and potentially dilutive:

Basic earnings per common share:

	Year Ended April 30, 2017		Year Ended April 30, 2016		Year Ended April 30, 2015
	Class A	Class B	Class A	Class B	Class A	Class B
Distributed earnings per share	$0.44	$0.44	$0.40	$0.40	$0.40	$0.40
Undistributed earnings/(loss) per share	0.06	0.06	(0.04)	(0.04)	(0.11)	(0.11)

Total per share	$0.50	$0.50	$0.36	$0.36	$0.29	$0.29

Distributed earnings	$11,845	$1,066	$10,479	$1,025	$10,301	$1,035
Undistributed earnings/(loss)	1,568	142	(1,148)	(114)	(2,914)	(294)

Total	$13,413	$1,208	$9,331	$911	$7,387	$741

Basic weighted average common shares	26,793	2,439	26,143	2,584	25,696	2,587

Diluted EPS for Class A common shares using the If-Converted Method

Year Ended April 30, 2017

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$13,413	26,793	$0.50
Common stock equivalents	—	335

	13,413	27,128	0.49
Class B conversion	1,208	2,439

Diluted EPS for Class A	$14,621	29,567	$0.49

Year Ended April 30, 2016

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$9,331	26,143	$0.36
Common stock equivalents	—	278

	9,331	26,421	0.35
Class B conversion	911	2,584

Diluted EPS for Class A	$10,242	29,005	$0.35

Year Ended April 30, 2015

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$7,387	25,696	$0.29
Common stock equivalents	—	331

	7,387	26,027	0.28
Class B conversion	741	2,587

Diluted EPS for Class A	$8,128	28,614	$0.28

Diluted EPS for Class B common shares using the Two-Class Method

Year Ended April 30, 2017

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$1,208	2,439	$0.50
Reallocation of undistributed earnings from Class A shares to Class B shares	(2)	—

Diluted EPS for Class B	$1,206	2,439	$0.49

Year Ended April 30, 2016

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$911	2,584	$0.35
Reallocation of undistributed earnings from Class A shares to Class B shares	2	—

Diluted EPS for Class B	$913	2,584	$0.35

Year Ended April 30, 2015

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$741	2,587	$0.29
Reallocation of undistributed earnings from Class A shares to Class B shares	4	—

Diluted EPS for Class B	$745	2,587	$0.29

*	Amounts adjusted for rounding

(s) Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $2.0 million, $2.1 million and $2.1 million in fiscal 2017, 2016 and 2015, respectively.

(t) Guarantees and Indemnifications

The Company accounts for guarantees in accordance with the Guarantee Topic of the FASB ASC. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with the Contingencies Topic of the FASB ASC, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2017 or 2016.

The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2017 or 2016.

(u) Industry Segments

The Company operates and manages its business in three reportable segments. See Note 9 of the Consolidated Financial Statements.

(2) Investments

Investments consist of the following (in thousands):

	April 30,
	2017	2016
Trading:
Debt securities:
Tax-exempt state and municipal bonds	$14,803	$21,487
Corporate bonds	0	196

Total debt securities	14,803	21,683
Marketable equity securities	8,984	7,198

	$23,787	$28,881

The total carrying value of all investments on a consolidated basis was approximately $23,787,000 and $28,881,000 at April 30, 2017 and 2016, respectively. At April 30, 2017, there were approximately $4,455,000 in trading investments included in investments-noncurrent in the accompanying consolidated balance sheet. At April 30, 2016, there were approximately $7,924,000 in trading investments included in investments-noncurrent in the accompanying consolidated balance sheet.

The contractual maturities of debt securities classified as trading at April 30, 2017 and 2016 were as follows (in thousands):

	2017	2016
Due within one year	$10,368	$13,779
Due within two years	4,435	7,763
Due within three years	—	105
Due after three years	—	36

	$14,803	$21,683

In 2017, 2016 and 2015, the Company’s investment portfolio of trading securities experienced net a unrealized holding gain of approximately $1.3 million, and losses of $110,000 and $405,000, respectively, which have been included in other income, net in the accompanying consolidated statements of operations. In 2017, 2016 and 2015, the Company’s investment portfolio of trading securities experienced net realized holding losses of approximately $937,000, $878,000 and $228,000, respectively.

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

The following table presents our assets that we measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	April 30, 2017				April 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$62,647	$—	$—	$62,647	$45,977	$—	$—	$45,977
Marketable securities	8,984	14,803	—	23,787	7,374	21,487	—	28,861

Total	$71,631	$14,803	$—	$86,434	$53,351	$21,487	$—	$74,838

The carrying amounts of cash, trade accounts receivable and unbilled accounts receivable, accounts payable, accrued compensation and related costs, and other current liabilities approximate fair value because of their short-term maturities.

(4) Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2017 and 2016 (in thousands):

	2017	2016
Buildings and leasehold improvements	$14,704	$20,975
Computer equipment and purchased software	10,886	10,303
Office furniture and equipment	4,618	4,555

	30,208	35,833
Accumulated depreciation and amortization	(28,153)	(32,437)

	$2,055	$3,396

(5) Acquisitions

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

Effective August 23, 2016, the Company acquired certain assets of AdapChain, Inc. (“AdapChain”), a privately-held Pennsylvania corporation and a provider of high-quality modular integration technology, pursuant to the terms of an asset purchase agreement, dated as of August 23, 2016 (the “Purchase Agreement”). This acquisition will expand and complement the products and services offered by Logility.

Under the terms of the Purchase Agreement, the Company acquired the assets for a purchase price of $4,000,000 in cash plus a post-closing working capital adjustment of $385,000 and $102,000 in purchase price adjustments related to the fair value of deferred revenue. Additional consideration is payable at the end of each three month period in the 36-month period following the Closing Date

(such 36-month period being the “Earnout Period”) from the license fee revenues contracted for and recorded as revenue in accordance with GAAP by either AdapChain or the Company from the sale of AdapChain software during such three month period, up to a maximum aggregate amount of $2.0 million over the Earnout Period. This additional consideration will be accounted for as post-combination services and, therefore, will be expensed as incurred, since the previous shareholders of AdapChain must remain employed by the Company in order to receive these earnout payments. The cumulative earnout paid as of April 30, 2017 was $203,000. The Company incurred acquisition costs of approximately $139,400 during year ended April 30, 2017, respectively. The operating results of AdapChain are not material for pro forma disclosure. We allocated $800,000 of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.

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

Non-compete agreements, trade name and current technology are being amortized on a straight-line basis over the remaining estimated economic life of the assets, including the period being reported. The fair value of deferred revenues in a business combination is considered to be an assumed liability (which must arise from a legal performance obligation) and, accordingly, is estimated based on the direct cost of fulfilling the obligation plus a normal profit margin, which approximates fair value. Also, in practice, the normal profit margin is limited to the profit margin on the costs to provide the product or service (that is, the fulfillment effort).

6) Income Taxes

Income tax expense consisted of the following:

	Years ended April 30,
	2017	2016	2015
	(In thousands)
Current:
Federal	$5,643	$4,105	$2,506
State	676	665	501

	Years ended April 30,
	2017	2016	2015
	(In thousands)
	6,319	4,770	3,007

Deferred:
Federal	558	(299)	(697)
State	117	(13)	(36)

	675	(312)	(733)

	$6,994	$4,458	$2,274

The Company’s actual income tax expense differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 35% for fiscal years 2017, 2016 and 2015, to earnings before income taxes as follows:

	Years ended April 30,
	2017	2016	2015
	(In thousands)
Computed “expected” income tax expense	$7,565	$5,145	$3,641
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	592	435	269
Research and development credits	(520)	(694)	(516)
Change in valuation allowance for deferred tax assets	(293)	(2)	(5)
Tax contingencies	(42)	(13)	(955)
Other, net, including permanent items	(308)	(413)	(160)

	$6,994	$4,458	$2,274

Our effective income tax rates were 32%, 30% and 22% in 2017, 2016 and 2015, respectively. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. The provision for income taxes in 2015 excludes approximately $420,000 of tax benefits realized from the recognition of stock option deductions, which has been recorded in additional paid-in capital. The provision for income taxes in 2017 and 2016 includes approximately $253,000 and $247,000, respectively, in income tax benefits related to the tax benefits realized from stock option deductions.

The significant components of deferred income tax (benefit) expense attributable to income from continuing operations before income taxes for the years ended April 30, 2017, 2016, and 2015 are as follows:

	Years ended April 30,
	2017	2016	2015
	(In thousands)
Deferred tax expense/(benefit)	$968	$(310)	$(728)
Decrease in the valuation allowance for deferred tax assets	(293)	(2)	(5)

	$675	$(312)	$(733)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2017 and 2016 are presented as follows:

	2017	2016
	(In thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$461	$1,008
State net operating loss carryforwards	295	333
Fixed asset basis differences	1,384	1,515

	2017	2017
	(In thousands)
Nonqualified stock options	1,679	1,870
Deferred revenue	234	96

Total gross deferred tax assets	4,054	4,822
Less valuation allowance	166	459

Net deferred tax assets	3,887	4,363

Deferred tax liabilities:
Capitalized computer software development costs	(3,298)	(3,500)
Net gains/losses on trading securities	(1,019)	(673)
Goodwill and intangible assets basis differences	(939)	(957)
Deferred agent commissions	(625)	(553)

Total gross deferred tax liabilities	(5,881)	(5,682)

Net deferred tax liabilities	$(1,994)	$(1,319)

At April 30, 2017, the Company has approximately $9.0 million of various state net operating loss carryforwards which are available to offset future state taxable income, if any, through 2035.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2017.

The Company applies the accounting provisions which require us to prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return.

As of April 30, 2017, 2016 and 2015, we have recorded approximately $57,000, $101,000, and $115,000, respectively, of unrecognized tax benefits, inclusive of interest and penalties, all of which would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment. During the year ended April 30, 2015, the Company recognized $973,000 of income tax benefits due to the reversal of a reserve for uncertain tax positions due to the expiration of statutes of limitations.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of April 30, 2017 and 2016, we had recorded a liability for potential penalties and interest of approximately $24,000 and $47,000, respectively, related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, excluding interest and penalties (in thousands):

	2017	2016
Balance at beginning of the period	$54	$61
Decreases as a result of positions taken during prior periods	(25)	(11)
Increases as a result of positions taken during the current period	4	4

Balance at April 30,	$33	$54

We conduct business globally and, as a result, file consolidated income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2000. We are no longer subject to U.S. Federal income tax examination for years prior to 2011.

During the years ended April 30, 2017 and 2016, we recorded research and development state tax credits against payroll taxes of approximately $436,000 and $1.3 million, respectively, which reduced general and administrative expenses by the same amount.

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

Stock Option Plans

As of April 30, 2017, the Company has outstanding stock options granted pursuant to four stock option plans. The 2001 Stock Option Plan (the “2001 Option Plan”) became effective on September 1, 2000. This Plan was terminated and replaced by the 2011 Equity Compensation Plan (the “2011 Option Plan”) effective May 17, 2010. Options outstanding under the 2001 Option Plan remain in effect, but no new options may be granted under the plan. Effective July 9, 2009, we adopted the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan as equity plans of American Software, although we will not grant any additional stock options under these plans.

Under the 2011 Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant. By resolution of the Board of Directors, non-employee directors receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 6 years after the date of grant (or five years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 5,000,000 shares are authorized for issuance pursuant to options granted under this Plan. Incentive and nonqualified options exercisable at April 30, 2017, 2016 and 2015 totaled 1,365,586, 1,468,257, and 1,203,369, respectively. Options available for grant at April 30, 2017, for the 2011 Option Plan are 1,577,543 shares.

At the 2016 Annual Meeting, the shareholders voted on increasing the shares authorized under the 2011 Option Plan from 5,000,000 to 6,000,000. At the 2017 Annual Meeting, the shareholders will vote on increasing the shares authorized under the 2011 Option Plan from 6,000,000 to 7,000,000. When stock options are exercised, it is the Company’s policy to issue stock from authorized shares rather than treasury shares.

A summary of changes in outstanding options for the year ended April 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2016	3,489,857	$8.58
Granted	360,000	10.08
Exercised	(754,811)	7.57
Forfeited	(15,900)	9.09

Outstanding at April 30, 2017	3,079,146	$9.00	3.2	$6,073,168

Exercisable at April 30, 2017	1,365,586	$8.82	2.2	$2,941,982

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2017, 2016, and 2015 are $1.96, $1.60, and $2.04 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2017, 2016, and 2015:

	2017	2016	2015
Dividend yield	4.0%	4.9%	4.0%
Expected volatility	32.7%	33.6%	34.5%
Risk-free interest rate	1.2%	1.5%	1.7%
Expected term	5.0 years	5.0 years	5.0 years

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

Options issued after May 1, 2007 with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2017, 2016, and 2015, we issued 754,811, 306,848 and 490,912 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2017, 2016 and 2015 based on market value at the exercise dates was $2,280,650, $1,219,406 and $2,100,295 respectively. The fair value of grants vested during the years ended April 30, 2017, 2016 and 2015 was $1,550,190, $1,495,065 and $1,625,742, respectively. As of April 30, 2017, unrecognized compensation cost related to unvested stock option awards approximated $2.4 million and is expected to be recognized over a weighted average period of 1.5 years.

Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through April 30, 2017, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. Under all repurchase plans as of April 30, 2017, we have repurchased 4,588,632 shares of common stock at a cost of approximately $25.6 million.

(8) Commitments and Contingencies

(a) Leases

The Company leases office facilities and equipment under various operating leases. Rental expense for these leases approximated $1.1 million, $1.0 million, and $931,000 for the years ended April 30, 2017, 2016, and 2015, respectively.

The Company leased several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $538,000, $723,000 and $687,000 for the years ended April 30, 2017, 2016 and 2015, respectively. In addition, the Company owned other properties leased under various operating leases. Rental income for these leases approximated $236,000, $309,000 and $270,000 for the years ended April 30, 2017, 2016, and 2015, respectively. On February 23, 2017, the Company divested the property to which these leases were associated. The rental income is included as a component of Other Income, Net in the accompanying consolidated statements of operations.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2017 are as follows (existence of renewal or escalation clauses) (in thousands):

Years ended April 30:
2018	$994
2019	866
2020	375
2021	352
2022	292
Thereafter	97

$2,976

Future minimum lease rentals receivable under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2017 are as follows (already included or prorated at the Company’s occupied building) (in thousands):

Years ended April 30:
2018	$261
2019	209
2020	10
2021	0
2022	0
Thereafter	0

$480

(b) 401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2017, 2016, or 2015.

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

The SCM segment consists of Logility, Inc., a wholly-owned subsidiary, as well as its subsidiary, DMI, which provides collaborative supply chain solutions to streamline and optimize the forecasting, production, distribution and management of products between trading partners. The ERP segment consists of (1) NGC, which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries, and (2) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, and maintenance.

Our chief operating decision maker is the Chief Executive Officer. While the CEO is apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses, which are included in the ERP segment.

All of our revenues are derived from external customers. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.

Following is information related to each segment as of and for the years ended April 30, 2017, 2016 and 2015:

	2017	2016	2015
Revenues:
Enterprise Resource Planning	$11,828	$13,647	$11,363
Supply Chain Management	74,825	76,329	66,066
IT Consulting	19,633	23,913	25,444

	$106,286	$113,889	$102,873

Operating income/(loss) before intersegment eliminations:
Enterprise Resource Planning	$(5,388)	$(4,104)	$(5,285)
Supply Chain Management	12,264	16,304	12,399
IT Consulting	890	1,327	2,228

	$7,766	$13,527	$9,342

Intersegment eliminations:
Enterprise Resource Planning	$(3,372)	$(3,015)	$(2,127)
Supply Chain Management	3,406	2,910	2,020
IT Consulting	(34)	105	107

	$—	$—	$—

Operating income/(loss) after intersegment eliminations:
Enterprise Resource Planning	$(8,760)	$(7,119)	$(7,412)
Supply Chain Management	15,670	19,214	14,419
IT Consulting	856	1,432	2,335

	$7,766	$13,527	$9,342

Capital expenditures:
Enterprise Resource Planning	$408	$423	$791
Supply Chain Management	321	232	229
IT Consulting	2	—	8

	$731	$655	$1,028

Capitalized software:
Enterprise Resource Planning	$—	$—	$—
Supply Chain Management	3,724	3,246	2,747
IT Consulting	—	—	—

	$3,724	$3,246	$2,747

Depreciation and amortization:
Enterprise Resource Planning	$492	$587	$925
Supply Chain Management	6,141	5,021	4,896
IT Consulting	7	10	12

	$6,640	$5,618	$5,833

Interest income:
Enterprise Resource Planning	$440	$376	$421
Supply Chain Management	817	970	808
IT Consulting	—	—	—

	$1,257	$1,346	$1,229

	2017	2016	2015
Earnings/(loss) before income taxes:
Enterprise Resource Planning	$8,515	$(2,771)	$(3,815)
Supply Chain Management	12,210	16,144	11,989
IT Consulting	890	1,327	2,228

	$21,615	$14,700	$10,402

	April 30, 2017	April 30, 2016	April 30, 2015
Total Consolidated Assets:
Enterprise Resource Planning	$49,333	$33,555	$32,435
Supply Chain Management	95,385	98,650	97,101
IT Consulting	4,056	4,519	4,730

	$148,774	$136,724	$134,266

International Revenue and Significant Customer

International revenues approximated $18.8 million or 18%, $19.8 million or 17% and $16.3 million or 16%, of consolidated revenues for the years ended April 30, 2017, 2016, and 2015, respectively, and were derived primarily from customers in Canada and Europe. International revenue is based on the delivery of software and performance of services.

No one customer accounted for more than 10% of total revenues for the years ended April 30, 2017, April 30, 2016 and April 30, 2015.

(10) Financial Statements and Supplementary Data (Unaudited)

The following schedule presents results for each quarter in the years ended April 30, 2017 and 2016 (in thousands, except per share amounts):

	Total revenues	Gross margin	Operating income	Net earnings	Diluted earnings per share
Quarter ended:
July 31, 2016	$27,433	$13,796	$1,646	$1,688	$0.06
October 31, 2016	26,146	13,018	708	412	0.01
January 31, 2017	26,441	14,049	2,455	2,243	0.08
April 30, 2017	26,266	14,340	2,957	10,278	0.34

Year ended April 30, 2017	$106,286	$55,202	$7,766	$14,621	$0.49

Quarter ended:
July 31, 2015	$28,858	$15,317	$3,820	$2,572	$0.09
October 31, 2015	29,070	14,897	3,328	2,153	0.07
January 31, 2016	27,095	13,607	2,518	2,111	0.07
April 30, 2016	28,866	15,839	3,861	3,406	0.12

Year ended April 30, 2016	$113,889	$59,660	$13,527	$10,242	$0.35

(11) Subsequent Events

On May 11, 2017, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on August 25, 2017 to Class A and Class B shareholders of record at the close of business on August 11, 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2017. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of April 30, 2017.

We believe our consolidated financial statements fairly present in all material respects our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements as of April 30, 2017 and 2016 and for each of the years in the three-year period ended April 30, 2017 is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of fiscal 2017 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to July 27, 2017 under the captions “Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” and “Committees of the Board of Directors.”

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy Regarding Transactions with Related Persons

On December 8, 2003, our Board of Directors adopted a resolution directing the Audit Committee of the Board of Directors to establish and implement procedures for identifying and conducting an appropriate review of any proposed transaction that meets the definition of “related party transaction” within the meaning of Item 404 of SEC Regulation S-K. In January 2004, the Audit Committee adopted written procedures in accordance with such direction. Under those procedures, the Audit Committee reviews and evaluates any proposed related party transaction and determines whether the terms of such transaction, judged at the time of the determination, are fair to the Company. Our officers are instructed that when a related party transaction is proposed, they are to bring it to the attention of the Audit Committee, which then reviews the transaction and makes a determination of whether it meets the above standard. The Audit Committee is required to prepare a report of its deliberations, conclusions and recommendations, and furnish that report to the full Board of Directors.

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

1. Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2. Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2017	92

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3. Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	The Company’s Amended and Restated Articles of Incorporation, and amendments thereto.(1)

3.2	The Company’s Amended and Restated By-Laws dated May 18, 2009.(2)

10.1	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(3)

10.2	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(4)

10.3	The Logility, Inc. 1997 Stock Plan as Amended and Restated Effective July 9, 2009.(5)

10.4	The Logility, Inc. 2007 Stock Plan as Amended and Restated Effective July 9, 2009.(5)

10.5	The Company’s 2001 Stock Option Plan, as Amended and Restated Effective August 17, 2009.(6)

10.6	The Company’s 2011 Equity Compensation Plan, as amended.(7)

10.7	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and James C. Edenfield.(8)

10.8	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and J. Michael Edenfield.(9)

10.9	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and Vincent C. Klinges.(10)

10.10	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and James R. McGuone.(11)

10.11	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and H. Allan Dow.(12)

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.

(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.
(3)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.
(4)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2002.
(5)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-160559 filed on Form S-8 on July 13, 2009.
(6)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-161471 filed on Form S-8 on August 21, 2009.
(7)	Incorporated by reference herein. Filed by the Company as an appendix to its Definitive Proxy Statement filed on July 27, 2016.
(8)	Incorporated by reference herein. Filed by the Company as exhibit 10.1 to its current report on Form 8-K filed on July 15, 2016.
(9)	Incorporated by reference herein. Filed by the Company as exhibit 10.2 to its current report on Form 8-K filed on July 15, 2016.
(10)	Incorporated by reference herein. Filed by the Company as exhibit 10.3 to its current report on Form 8-K filed on July 15, 2016.
(11)	Incorporated by reference herein. Filed by the Company as exhibit 10.4 to its current report on Form 8-K filed on July 15, 2016.
(12)	Incorporated by reference herein. Filed by the Company as exhibit 10.1 to its current report on Form 8-K/A filed on July 13, 2017.

SCHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2017, 2016, 2015

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions (1)	Deductions (2)	Balance at end of year
April 30, 2017	$178	39	—	46	171
April 30, 2016	$215	—	41	78	178
April 30, 2015	$222	178	1	186	215

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

Deferred Income Tax Valuation Allowance

The deferred tax valuation allowance roll-forward is included in Item 8 of this Report in the Notes to Consolidated Financial Statements—Note 6.

See accompanying report of independent registered public accounting firm.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SOFTWARE, INC.

By:	/s/ James C. Edenfield
James C. Edenfield
Executive Chairman, Treasurer and Director (Principal Executive Officer)

Date: July 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James C. Edenfield James C. Edenfield	Executive Chairman, Treasurer and Director (Principal Executive Officer)	July 14, 2017

/s/ J. Michael Edenfield J. Michael Edenfield	Director	July 14, 2017

/s/ W. Dennis Hogue W. Dennis Hogue	Director	July 14, 2017

/s/ James B. Miller, Jr. James B. Miller, Jr.	Director	July 14, 2017

/s/ Thomas L. Newberry, V. Thomas L. Newberry, V.	Director	July 14, 2017

Matthew G. McKenna	Director (*)	July 14, 2017

/s/ Vincent C. Klinges Vincent C. Klinges	Chief Financial Officer (Principal Financial Officer)	July 14, 2017

/s/ Bryan L. Sell Bryan L. Sell	Controller and Principal Accounting Officer	July 14, 2017

*	Mr. McKenna was not a director during time period covered by this report