Form 10-Q
period 2017-07-31
AMERICAN SOFTWARE INC
filed 2017-09-08
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 31, 2017
Class A Common Stock, $.10 par value	27,398,626 Shares
Class B Common Stock, $.10 par value	2,329,098 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2017	April 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$66,227	$66,001
Investments	17,979	19,332
Trade accounts receivable, less allowance for doubtful accounts of $186 at July 31, 2017 and $171 at April 30, 2017:
Billed	13,990	17,060
Unbilled	2,377	2,811
Prepaid expenses and other current assets	3,900	4,322

Total current assets	104,473	109,526
Investments—Noncurrent	6,352	4,455
Property and equipment, net of accumulated depreciation of $28,273 at July 31, 2017 and $28,153 at April 30, 2017	2,069	2,055
Capitalized software, net of accumulated amortization of $21,293 at July 31, 2017 and $20,423 at April 30, 2017	9,052	8,614
Goodwill	19,549	19,549
Other intangibles, net of accumulated amortization of $6,801 at July 31, 2017 and $6,406 at April 30, 2017	3,004	3,399
Other assets	1,343	1,176

Total assets	$145,842	$148,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,829	$1,541
Accrued compensation and related costs	3,095	3,329
Dividends payable	3,270	3,259
Other current liabilities	2,471	5,171
Deferred revenue	28,332	29,437

Total current liabilities	38,997	42,737
Deferred income taxes	2,114	1,994
Long-term deferred revenue	240	214
Other long-term liabilities	77	79

Total liabilities	41,428	45,024
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 31,987,258 shares at July 31, 2017 and 31,821,508 shares at April 30, 2017	3,199	3,182
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,329,098 shares at July 31, 2017 and 2,393,336 shares at April 30, 2017; convertible into Class A Common Shares on a one-for-one basis	233	239
Additional paid-in capital	122,477	121,280
Retained earnings	4,064	4,608
Class A treasury stock, 4,588,632 shares at July 31, 2017 and April 30, 2017, at cost	(25,559)	(25,559)

Total shareholders’ equity	104,414	103,750

Commitments and contingencies
Total liabilities and shareholders’ equity	$145,842	$148,774

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2017	2016
Revenues:
License	$4,015	$4,627
Services and other	12,043	12,221
Maintenance	10,828	10,585

Total revenues	26,886	27,433

Cost of revenues:
License	1,507	1,823
Services and other	7,927	9,053
Maintenance	2,227	2,761

Total cost of revenues	11,661	13,637

Gross margin	15,225	13,796

Research and development	2,507	3,100
Sales and marketing	5,233	5,471
General and administrative	3,515	3,511
Amortization of acquisition-related intangibles	348	68

Total operating expenses	11,603	12,150

Operating income	3,622	1,646
Other income:
Interest income	363	317
Other, net	236	343

Earnings before income taxes	4,221	2,306
Income tax expense	1,496	618

Net earnings	$2,725	$1,688

Earnings per common share (a):
Basic	$0.09	$0.06

Diluted	$0.09	$0.06

Cash dividends declared per common share	$0.11	$0.11

Shares used in the calculation of earnings per common share:
Basic	29,671	28,938

Diluted	29,989	29,254

(a)	Basic per share amounts are the same for Class A and Class B Common Shares. Diluted per share amounts for Class A Common Shares are shown above. Diluted earnings per share for Class B Common Shares under the two-class method are $0.09 and $0.06 for the three months ended July 31, 2017 and 2016, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$2,725	$1,688
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,385	1,407
Stock-based compensation expense	316	388
Net gain on investments	(113)	(216)
Deferred income taxes	120	8
Changes in operating assets and liabilities:
Purchases of trading securities	(5,439)	(1,871)
Proceeds from maturities and sales of trading securities	5,010	4,843
Accounts receivable, net	3,504	2,528
Prepaid expenses and other assets	255	282
Accounts payable and other liabilities	(2,669)	(2,329)
Deferred revenue	(1,079)	(1,698)

Net cash provided by operating activities	4,015	5,030

Cash flows from investing activities:
Capitalized computer software development costs	(1,287)	(636)
Purchases of property and equipment, net of disposals	(133)	(144)

Net cash used in investing activities	(1,420)	(780)

Cash flows from financing activities:
Proceeds from exercise of stock options	890	1,479
Dividends paid	(3,259)	(2,896)

Net cash used in financing activities	(2,369)	(1,417)

Net change in cash and cash equivalents	226	2,833
Cash and cash equivalents at beginning of period	66,001	49,004

Cash and cash equivalents at end of period	$66,227	$51,837

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

July 31, 2017

A. Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at July 31, 2017, results of operations for the three months ended July 31, 2017 and 2016 and cash flows for the three months ended July 31, 2017 and 2016. The Company’s results for the three months ended July 31, 2017 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017 (the “Annual Report”).

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2017 contained in the Annual Report describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/collectability, bad debts, capitalized software costs, goodwill, intangible assets impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $525,000 and $632,000 for the three months ended July 31, 2017 and 2016, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At July 31, 2017 and April 30, 2017, unbilled license fees were approximately $0.3 million and $1.0 million, respectively, and unbilled services revenues were approximately $2.1 million and $1.8 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2017		Three Months Ended July 31, 2016
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.11	$0.11
Undistributed earnings	(0.02)	(0.02)	(0.05)	(0.05)

Total	$0.09	$0.09	$0.06	$0.06

Distributed earnings	$3,014	$256	$2,933	$268
Undistributed earnings	(502)	(43)	(1,383)	(130)

Total	$2,512	$213	$1,550	$138

Basic weighted average common shares outstanding	27,307	2,364	26,457	2,481

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended July 31, 2017

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,512	27,307	$0.09
Common Stock Equivalents	—	318	—

	2,512	27,625	0.09
Class B Common Share Conversion	213	2,364	—

Diluted EPS for Class A Common Shares	$2,725	29,989	$0.09

Three Months Ended July 31, 2016

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$1,550	26,457	$0.06
Common Stock Equivalents	—	316	—

	1,550	26,773	0.06
Class B Common Share Conversion	138	2,481	—

Diluted EPS for Class A Common Shares	$1,688	29,254	$0.06

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended July 31, 2017

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$213	2,364	$0.09
Reallocation of undistributed earnings to Class A Common Shares from Class B Common Shares	—	—	—

Diluted EPS for Class B Common Shares	$213	2,364	$0.09

Three Months Ended July 31, 2016

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$138	2,481	$0.06
Reallocation of undistributed earnings to Class B Common Shares from Class A Common Shares	2	—	—

Diluted EPS for Class B Common Shares	$140	2,481	$0.06

*	Amounts adjusted for rounding

For the three months ended July 31, 2017 and 2016, we excluded options to purchase 1,024,917 and 855,439 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2017, we had a total of 3,833,630 options outstanding and, as of July 31, 2016, we had a total of 3,599,581 options outstanding.

E. Stock-Based Compensation

During the three months ended July 31, 2017 and 2016, we granted options for 872,000 and 333,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $316,000 and $388,000 and related income tax excess benefits of approximately $139,000 and $145,000 during the three months ended July 31, 2017 and 2016, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

During the three months ended July 31, 2017 and 2016, we issued 101,516 and 223,276 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2017 and 2016 based on market value at the exercise dates was approximately $207,000 and $856,000, respectively. As of July 31, 2017, unrecognized compensation cost related to unvested stock option awards approximated $3.4 million which we expect to recognize over a weighted average period of 1.68 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2017 and April 30, 2017, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	July 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$61,496	$—	$—	$61,496
Marketable securities	10,122	14,209	—	24,331

Total	$71,618	$14,209	$—	$85,827

	April 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$62,647	$—	$—	$62,647
Marketable securities	8,984	14,803	—	23,787

Total	$71,631	$14,803	$—	$86,434

G. Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2017, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of July 31, 2017, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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

Our chief operating decision maker is the Principal Executive Officer (“PEO”). While the PEO is apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the PEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses, which are included in the ERP segment.

All of our revenues are derived from external customers. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.

In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2017 and 2016 (in thousands):

	Three Months Ended July 31,
	2017	2016
Revenues:
Enterprise Resource Planning	$2,806	$3,008
Collaborative Supply Chain Management	19,711	19,411
IT Consulting	4,369	5,014

	$26,886	$27,433

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,515)	$(1,416)
Collaborative Supply Chain Management	4,904	2,852
IT Consulting	233	210

	$3,622	$1,646

Intersegment eliminations:
Enterprise Resource Planning	$(956)	$(906)
Collaborative Supply Chain Management	956	896
IT Consulting	—	10

	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(2,471)	$(2,322)
Collaborative Supply Chain Management	5,860	3,748
IT Consulting	233	220

	$3,622	$1,646

	Three Months Ended July 31,
	2017	2016
Capital expenditures:
Enterprise Resource Planning	$114	$42
Collaborative Supply Chain Management	17	102
IT Consulting	2	—

	$133	$144

Capitalized Software:
Enterprise Resource Planning	$—	$—
Collaborative Supply Chain Management	1,287	636
IT Consulting	—	—

	$1,287	$636

Depreciation and amortization:
Enterprise Resource Planning	$56	$144
Collaborative Supply Chain Management	1,328	1,261
IT Consulting	1	2

	$1,385	$1,407

Earnings (loss) before income taxes:
Enterprise Resource Planning	$(1,077)	$(729)
Collaborative Supply Chain Management	5,065	2,825
IT Consulting	233	210

	$4,221	$2,306

Major Customer

No one customer accounted for more than 10% of total revenues for the three months ended July 31, 2017 and 2016.

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

K. Subsequent Event

On August 24, 2017, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on December 4, 2017 to Class A and Class B shareholders of record at the close of business on November 10, 2017.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, dependence on particular market segments or customers, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, the challenges and risks associated with integration of acquired product lines, companies and services, as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this report on Form 10-Q are based upon information available to us as of the filing date of this report on Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below. The term “fiscal 2018” and “fiscal 2017” refers to our fiscal years ending April 30, 2018 and 2017, respectively.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in global credit markets.

In July 2017, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2017 and 2018 world economic growth forecast. The update noted that, “The pickup in global growth anticipated in the April World Economic Outlook remains on track, with global output projected to grow by 3.5 percent in 2017 and 3.6 percent in 2018. The unchanged global growth projections mask somewhat different contributions at the country level. U.S. growth projections are lower than in April, primarily reflecting the assumption that fiscal policy will be less expansionary going forward than previously anticipated. Growth has been revised up for Japan and especially the euro area, where positive surprises to activity in late 2016 and early 2017 point to solid momentum. China’s growth projections have also been revised up, reflecting a strong first quarter of 2017 and expectations of continued fiscal support. Inflation in advanced economies remains subdued and generally below targets; it has also been declining in several emerging economies, such as Brazil, India, and Russia.”

For the remainder of fiscal 2018, we expect the global economy to improve when compared to the prior year, which could result in an improved selling environment. Overall information technology spending continues to be relatively weak as a result of the current global economic environment when compared to the period prior to the last recession. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, which risk factors have been supplemented by the risk factors appearing in Item 1A of Part II of this report on Form 10-Q.

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers – Deferral of Effective Date, which defers the implementation of ASU 2014-09, Revenue from Contracts with Customers, for one year from the initial effective date. The initial effective date of ASU No. 2014-09 was for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. ASU No. 2015-14 extends the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of reporting periods beginning after December 16, 2016, including interim reporting periods within that reporting period. The Company has performed a review of the requirements of the new revenue standard and is monitoring the activity of the FASB as it relates to specific interpretive guidance. The Company is reviewing customer contracts and is in the process of applying the five-step model of the new standard to each contract category it has identified and will compare the results to its current accounting practices. The Company plans to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on May 1, 2018. The Company will likely apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Under this method, the Company would not restate the prior financial statements presented. Therefore, the new standard would require additional disclosures of the amount by which each financial statement line item is affected in the fiscal year 2019 reporting period. The Company is currently in the process of assessing the impact of the new standard and has not yet determined the effect of the standard on its consolidated financial statements.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2017 and 2016:

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2017	2016	2017 vs. 2016
Revenues:
License	15%	17%	(13)%
Services and other	45	44	(1)
Maintenance	40	39	2

Total revenues	100	100	(2)

Cost of revenues:
License	6	7	(17)
Services and other	29	33	(12)
Maintenance	8	10	(19)

Total cost of revenues	43	50	(14)

Gross margin	57	50	10

Research and development	9	11	(19)
Sales and marketing	20	20	(4)
General and administrative	13	13	—
Amortization of acquisition-related intangibles	1	—	nm

Total operating expenses	43	44	(5)

Operating income	14	6	120

Other income:
Interest income	1	1	15
Other, net	1	1	nm

Earnings before income taxes	16	8	83
Income tax expense	6	2	142

Net earnings	10%	6%	61%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2017 AND 2016

REVENUES

	Three Months Ended July 31,
				% of Total Revenue
	2017	2016	% Change	2017	2016
	(in thousands)
License	$4,015	$4,627	(13)%	15%	17%
Services and other	12,043	12,221	(1)	45	44
Maintenance	10,828	10,585	2	40	39

Total revenues	$26,886	$27,433	(2)%	100%	100%

For the three months ended July 31, 2017, the 2% decrease in revenues over the three months ended July 31, 2016 was attributable primarily to a 13% decrease in license fee revenues and to a lesser extent a 1% decrease in services and other revenues when compared to the same period last year. This decrease was partially offset by a 2% increase in maintenance revenues.

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

International revenues represented approximately 20% and 17% of total revenues in the three months ended July 31, 2017 and 2016, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenues

	Three Months Ended July 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$135	$535	(75)%
Supply Chain Management	3,880	4,092	(5)

Total license revenues	$4,015	$4,627	(13)%

For the three months ended July 31, 2017, license fee revenues decreased 13% when compared to the same period in the prior year. In the three months ended July 31, 2017, license fee revenues from our SCM business unit decreased 5% when compared to the corresponding period in the prior year. We believe that the decrease in software purchases in the first quarter was partly due to the overall uncertainty in the direction of the global economy and increased sales of our products on Logility’s Cloud Services platform that require revenue to be deferred over the life of the contracted period, which is typically one to three years. Our SCM business unit constituted 97% and 88% of total license fee revenues for the three months ended July 31, 2017 and 2016, respectively. Our ERP business unit license fee revenues decreased by 75% for the three months ended July 31, 2017 when compared to the same period in the prior year, primarily due to decreased license fee sales to the apparel and retail industries as a result of the current economic difficulties in those verticals and increased sales of our products on NGC’s Cloud Services platform that require revenue to be deferred over the life of the contracted period, which is typically one to three years.

The direct sales channel provided approximately 86% of license fee revenues for the three months ended July 31, 2017, compared to approximately 82% in the comparable quarter a year ago. The increase in the proportion of sales by our direct sales channel was due to a 28% decrease in license fee revenue from Logility’s indirect sales channel which is transitioning to the Cloud Services platform faster than our direct channel . For the three months ended July 31, 2017 and 2016, our margins after commissions on direct sales were approximately 83% and 89%, respectively. The margins decreased in the current period due to the mix of sales commission rates based on each individual salespersons’ quotas and related achievement. For the three months ended July 31, 2017 and 2016, our margins after commissions on indirect sales were approximately 51% and 35%, respectively. The indirect channel margins for the current quarter increased when compared to the same period in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenues

	Three Months Ended July 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$1,230	$1,108	11%
Supply Chain Management	6,444	6,099	6
IT Consulting	4,369	5,014	(13)

Total services and other revenues	$12,043	$12,221	(1)%

For the three months ended July 31, 2017, services revenue decreased by 1% due to the decreased services revenues from our IT Consulting segment. This decrease was partially offset by an increase in services revenue from our ERP and Supply Chain Management segment. For the three months ended July 31, 2017, our IT Consulting segment’s revenues decreased 13% when compared to the prior year period due to less project work when compared to the same period last year because of the completion in that prior period of an IT project from one of our larger customers. For the three months ended July 31, 2017, services and other revenues from our ERP segment increased by 11% when compared to the same period in the prior year due to an increase in project work particularly at NGC. For the three months ended July 31, 2017, our SCM business unit’s revenues increased 6% due primarily to increases in services revenue related to our Logility Cloud Services area and an increase in utilization from project implementation services from higher license fees in recent periods. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

For the three months ended July 31, 2017, Cloud Services ACV increased approximately 92% to $7.7 million compared to $4.0 million in the same period of the prior year. ACV is comprised of software-as-a-service (“SAAS”) of $5.4 million compared to approximately $2.1 million during the same period last year and other cloud services ACV of $2.3 million compared to $1.9 million during the same period last year. ACV is a forward-looking operating measure used by management to better understand cloud services (SaaS and other related cloud services) revenue trends within our business, as it reflects our current estimate of revenue to be generated under existing client contracts in the forward 12-month period.

Maintenance Revenues

	Three Months Ended July 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$1,440	$1,365	5%
Supply Chain Management	9,388	9,220	2

Total maintenance revenues	$10,828	$10,585	2%

For the three months ended July 31, 2017, maintenance revenues increased 2% when compared to the same period in the prior year, due primarily to increased license fees in recent periods.    Logility accounted for 87% of total maintenance revenues for the three months ended July 31, 2017 and 2016. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended July 31,
	2017		2016
Gross margin on license fees:	$2,508	62%	$2,804	61%
Gross margin on services and other:	4,116	34	3,168	26
Gross margin on maintenance:	8,601	79	7,824	74

Total gross margin:	$15,225	57%	$13,796	50%

For the three months ended July 31, 2017, our total gross margin percentage increased when compared to the same period in the prior year primarily due to our higher margin services and other revenue and maintenance revenue, and to a lesser extent, higher license fee margin.

Gross Margin on License Fees

License fee gross margin percentage for the three months ended July 31, 2017 increased slightly when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

Our gross margin percentage on services and other revenues increased from 26% for the three months ended July 31, 2016 to 34% for the three months ended July 31, 2017. This increase was primarily due to higher gross margins in our SCM segment services gross margin was 31% and 43% for the three months ended July 31, 2016 and 2017, respectively due to increase in Logility Cloud Services revenue and an increase in utilization from project implementation services from higher license fees in recent periods. The increase is also partly due to our ERP segment, which increased from 36% to 40% for the three months ended July 31, 2016 and 2017, respectively due to improved billing utilization rates. Our IT Consulting segment, The Proven Method, Inc., services gross margin also increased from 18% and 20% for the three months ended July 31, 2016 and 2017, respectively. Services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three months ended July 31, 2017 increased by 5% points when compared to the same period last year due to lower headcount and an increase in maintenance revenue. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended July 31,
			% of Revenue
	2017	2016	2017	2016
	(in thousands)
Research and development	$2,507	$3,100	9%	11%
Sales and marketing	5,233	5,471	19	20
General and administrative	3,515	3,511	13	13
Amortization of acquisition-related intangible assets	348	68	1	—
Other income, net	599	660	2	2
Income tax expense	1,496	618	6%	2%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended July 31,
	2017	2016	% Change
	(in thousands)
Total capitalized computer software development costs	$1,287	$636	102%
Percentage of gross product research and development costs	34%	17%

Total research and development expense	2,507	3,100
Percentage of total revenues	9%	11%
Total gross research and development expense and capitalized computer software development costs	$3,794	$3,736

Percentage of total revenues	14%	14%
Total amortization of capitalized computer software development costs *	$871	$990	(12)%

*	Included in cost of license fees

For the three months ended July 31, 2017, gross product research and development costs remained relatively flat when compared to the same period in the previous year. We expect capitalized product development costs to decrease and we expect capitalized software amortization expense to be relatively stable in coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three months ended July 31, 2017, sales and marketing expenses decreased 4% when compared to the same period a year ago primarily due an decrease in headcount and related costs and lower commissions due to lower license fee sales. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three months ended July 31, 2017, general and administrative expenses were flat when compared to the same period a year ago.

At July 31, 2017, the total number of employees was 378 compared to 440 at July 31, 2016.

Operating Income/(Loss)

	Three Months Ended July 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning *	$(1,515)	$(1,416)	(7)%
Collaborative Supply Chain Management	4,904	2,852	72
IT Consulting	233	210	11

Total Operating Income	$3,622	$1,646	120%

Our ERP segment operating loss increased 7% in the three months ended July 31, 2017 compared to the same period in the prior year primarily due to lower revenues.

Our SCM segment’s operating income increased by 72% for the three months ended July 31, 2017 compared to same period last year primarily due to increased revenues and decreased headcount and related costs.

Our IT Consulting segment operating income increased 11% for the three months ended July 31, 2017 when compared to the prior year due to improved gross margins.

*	includes certain unallocated expenses.

Other Income

Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended July 31, 2017, the decrease in other income was due primarily to lower rental income from the sale of real estate in the fourth quarter of fiscal 2017, lower interest income and a decrease in unrealized gain on investments when compared to the same period last year. This was partially offset by an exchange rate gain of $41,000 in the current quarter when compared to an exchange rate loss of $107,000 in the same period last year. We recorded a gain of approximately $113,000 for the three months ended July 31, 2017 and a gain of approximately $216,000 for the three months ended July 31, 2016, from our trading securities.

For the three months ended July 31, 2017 and 2016, our investments generated an annualized yield of approximately 1.47% and 1.70%, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended July 31, 2017, our effective tax rate was 35.4% compared to our effective tax rate of 26.8% in the three months ended July 31, 2016. This increase occurred because of the tax benefit from higher stock option exercises in the prior year quarter.

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

The following table shows information about our cash flows and liquidity positions during the three months ended July 31, 2017 and 2016. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

	Three Months Ended July 31, (in thousands)
	2017	2016
Net cash provided by operating activities	$4,015	$5,030
Net cash used in investing activities	(1,420)	(780)
Net cash used in financing activities	(2,369)	(1,417)

Net change in cash and cash equivalents	$226	$2,833

For the three months ended July 31, 2017, the net decrease in cash provided by operating activities when compared to the same period last year was due primarily to the following:

(1) an increase in purchases of trading securities, (2) an increase in the relative decrease in accounts payable and other accruals due to timing of payments, (3) a decrease in stock-based compensation expense, (4) a decrease in the comparative increase in prepaid expenses when compared to the same period in the prior year due to the timing of purchases, and (5) a decrease in depreciation and amortization

This decrease in cash provided by operating activities was partially offset by: (1) an increase in net earnings, (2) an increase in comparative decrease customer accounts receivables caused by the timing of closing customer sales and related collections, (3) a decrease in the comparative increase in deferred revenues due to timing of revenue recognition, (4) higher proceeds from the maturity and sales of trading securities, (5) an increase in deferred income tax, and (6) a lower gain on investments compared to the same period last year.

The increase in cash used in investing activities when compared to the same period in the prior year was due primarily to by higher capitalized computer software development costs partially offset by a decrease in purchases of property and equipment.

The increase in cash used in financing activities compared to the prior year was due primarily to a decrease in proceeds from exercise of stock options and an increase in dividends paid.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31, (in thousands)
	2017	2016
Cash and cash equivalents	$66,227	$51,837
Short and long-term investments	24,331	26,125

Total cash and short and long-term investments	$90,558	$77,962

Net increase in total cash and investments (three months ended July 31)	$770	$77

Our total activities used less cash and investments during the three months ended July 31, 2017, when compared to the prior year period, primarily due to proceeds from the sale of real estate, partially offset by the purchase of a business in fiscal 2017.

Days Sales Outstanding in accounts receivable were 56 days as of July 31, 2017, compared to 60 days as of July 31, 2016. This increase is primarily due to timing of cash collections. Our current ratio on July 31, 2017 was 2.7 to 1 and on July 31, 2016 was 2.6 to 1.

Our business in recent periods has generated positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $90.6 million in cash and investments with no debt as of July 31, 2017, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2017, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of July 31, 2017, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/collectability, bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At July 31, 2017, our goodwill balance was $19.5 million and our intangible assets with definite lives balance was approximately $3.0 million, net of accumulated amortization.

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

Foreign Currency. In the three months ended July 31, 2017, we generated approximately 20% of our revenues outside the United States. We typically make international sales through our foreign branches or our Logility branch and denominate those sales typically in U.S. dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $41,000 and $107,000 for the three months ended July 31, 2017 and 2016, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $313,000 exchange gain or loss for the three months ended July 31, 2017. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of July 31, 2017 was approximately $85.8 million compared to $74.4 million as of July 31, 2016.

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

Management’s Report on Internal Control Over Financial Reporting

Our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto. (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009. (2)

Exhibit 10.1	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and H. Allan Dow. (3)

Exhibit 10.2	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and J. Michael Edenfield. (4)

Exhibit 10.3	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and Vincent C. Klinges. (5)

Exhibit 10.4	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and James R. McGuone. (6)

Exhibits 31.1	Rule 13a-14(a)/15d-14(a) Certifications

Exhibits 31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended January 31, 2010.
(3)	Incorporated by reference herein. Filed by the Company as Exhibit 10.1 to its Current Report on Form 8-K-/A filed on July 13, 2017.
(4)	Incorporated by reference herein. Filed by the Company as Exhibit 10.2 to its Current Report on Form 8-K filed on July 15, 2016.
(5)	Incorporated by reference herein. Filed by the Company as Exhibit 10.3 to its Current Report on Form 8-K filed on July 15, 2016.
(6)	Incorporated by reference herein. Filed by the Company as Exhibit 10.4 to its Current Report on Form 8-K filed on July 15, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: September 8, 2017	By:	/s/ James C. Edenfield
James C. Edenfield
Executive Chairman, Treasurer and Director (Principal Executive Officer)

Date: September 8, 2017	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer (Principal Financial Officer)

Date: September 8, 2017	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer