Form 10-Q
period 2017-10-31
AMERICAN SOFTWARE INC
filed 2017-12-08
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 5, 2017
Class A Common Stock, $.10 par value	27,896,254 Shares
Class B Common Stock, $.10 par value	2,256,588 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended October 31, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2017	April 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$61,242	$66,001
Investments	19,221	19,332
Trade accounts receivable, less allowance for doubtful accounts of $124 at October 31, 2017 and $171 at April 30, 2017:
Billed	14,126	17,060
Unbilled	2,502	2,811
Prepaid expenses and other current assets	5,708	4,322

Total current assets	102,799	109,526
Investments—Noncurrent	10,552	4,455
Property and equipment, net of accumulated depreciation of $28,392 at October 31, 2017 and $28,153 at April 30, 2017	2,027	2,055
Capitalized software, net of accumulated amortization of $22,185 at October 31, 2017 and $20,423 at April 30, 2017	9,468	8,614
Goodwill	19,549	19,549
Other intangibles, net of accumulated amortization of $7,110 at October 31, 2017 and $6,406 at April 30, 2017	2,695	3,399
Other assets	1,548	1,176

Total assets	$148,638	$148,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,326	$1,541
Accrued compensation and related costs	3,706	3,329
Dividends payable	3,313	3,259
Other current liabilities	2,277	5,171
Deferred revenue	27,291	29,437

Total current liabilities	37,913	42,737
Deferred income taxes	2,755	1,994
Long-term deferred revenue	651	214
Other long-term liabilities	74	79

Total liabilities	41,393	45,024
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 32,442,465 shares at October 31, 2017 and 31,821,508 shares at April 30, 2017	3,243	3,182
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,267,209 shares at October 31, 2017 and 2,393,336 shares at April 30, 2017; convertible into Class A shares on a one-for-one basis	227	239
Additional paid-in capital	126,104	121,280
Retained earnings	3,230	4,608
Class A treasury stock, 4,588,632 shares at October 31, 2017 and April 30, 2017, at cost	(25,559)	(25,559)

Total shareholders’ equity	107,245	103,750

Commitments and contingencies
Total liabilities and shareholders’ equity	$148,638	$148,774

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Revenues:
License	$2,449	$3,140	$6,464	$7,767
Services and other	13,049	12,349	25,091	24,570
Maintenance	10,839	10,657	21,667	21,242

Total revenues	26,337	26,146	53,222	53,579

Cost of revenues:
License	1,848	1,606	3,355	3,429
Services and other	8,195	9,044	16,122	18,097
Maintenance	2,288	2,478	4,515	5,239

Total cost of revenues	12,331	13,128	23,992	26,765

Gross margin	14,006	13,018	29,230	26,814

Research and development	2,643	3,169	5,151	6,269
Sales and marketing	4,437	5,202	9,670	10,672
General and administrative	3,616	3,690	7,155	7,201
Amortization of acquisition-related intangibles	68	249	391	317

Total operating expenses	10,764	12,310	22,367	24,459

Operating income	3,242	708	6,863	2,355
Other income (expense):
Interest income	354	278	717	595
Other, net	322	(445)	558	(102)

Earnings before income taxes	3,918	541	8,138	2,848
Income tax expense	1,438	129	2,933	748

Net earnings	$2,480	$412	$5,205	$2,100

Earnings per common share (a):
Basic	$0.08	$0.01	$0.17	$0.07

Diluted	$0.08	$0.01	$0.17	$0.07

Cash dividends declared per common share	$0.11	$0.11	$0.22	$0.22

Shares used in the calculation of earnings per common share:
Basic	29,906	29,135	29,788	29,037

Diluted	30,229	29,548	30,110	29,398

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.08 and $0.01 for the three months ended October 31, 2017 and 2016, and $0.17 and $0.07 for the six months ended October 31, 2017 and 2016, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2017	2016
Cash flows from operating activities:

Net earnings	$5,205	$2,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,705	3,043
Stock-based compensation expense	793	778
Net gain on investments	(381)	(394)
Deferred income taxes	761	(262)
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(14,057)	(2,509)
Proceeds from maturities and sales of trading securities	8,452	7,654
Accounts receivable, net	3,243	5,692
Prepaid expenses and other assets	(1,758)	(1,231)
Accounts payable and other liabilities	(2,734)	(2,277)
Deferred revenue	(1,709)	(2,959)

Net cash provided by operating activities	520	9,635

Cash flows from investing activities:
Capitalized computer software development costs	(2,617)	(1,606)
Purchases of property and equipment, net of disposals	(212)	(329)
Purchase of business, net of cash acquired	—	(4,441)

Net cash used in investing activities	(2,829)	(6,376)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,079	2,203
Payment for accrued acquisition consideration	—	(200)
Dividends paid	(6,529)	(6,097)

Net cash used in financing activities	(2,450)	(4,094)

Net change in cash and cash equivalents	(4,759)	(835)
Cash and cash equivalents at beginning of period	66,001	49,004

Cash and cash equivalents at end of period	$61,242	$48,169

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

October 31, 2017

A. Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at October 31, 2017, the results of operations for the three and six months ended October 31, 2017 and 2016 and cash flows for the six months ended October 31, 2017 and 2016. The Company’s results for the three and six months ended October 31, 2017 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2017 describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/vendor specific objective evidence (“VSOE”), capitalized software costs, goodwill, intangible assets, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $421,000 and $947,000 for the three and six months ended October 31, 2017, respectively, and approximately $534,000 and $1.2 million for the three and six months ended October 31, 2016, respectively.

Software-as-a-Service (SaaS) revenues include fees for the right to use the software for a limited period of time in a hosted environment by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line; however, the customer has no ability to take delivery of the software. The underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually. SaaS revenues are recognized ratably over the subscription (which rolls into Services Revenue) over the committed services period once the services commence.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At October 31, 2017 and April 30, 2017, unbilled license fees were approximately $76,000 and $1.0 million, respectively, and unbilled services revenues were approximately $2.4 million and $1.8 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended October 31, 2017		Six Months Ended October 31, 2017
	Class A	Class B	Class A	Class B
Distributed earnings	$0.11	$0.11	$0.22	$0.22
Undistributed losses	(0.03)	(0.03)	(0.05)	(0.05)

Total	$0.08	$0.08	$0.17	$0.17

Distributed earnings	$3,064	$249	$6,078	$505
Undistributed losses	(768)	(65)	(1,269)	(109)

Total	$2,296	$184	$4,809	$396

Basic weighted average common shares outstanding	27,589	2,317	27,448	2,340

	Three Months Ended October 31, 2016		Six Months Ended October 31, 2016
	Class A	Class B	Class A	Class B
Distributed earnings	$0.11	$0.11	$0.21	$0.21
Undistributed losses	(0.10)	(0.10)	(0.14)	(0.14)

Total	$0.01	$0.01	$0.07	$0.07

Distributed earnings	$2,943	$268	$5,609	$511
Undistributed losses	(2,565)	(234)	(3,680)	(340)

Total	$378	$34	$1,929	$171

Basic weighted average common shares outstanding	26,703	2,432	26,580	2,457

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended October 31, 2017

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$2,296	27,589	$0.08
Common Stock Equivalents	—	323	—

	2,296	27,912	0.08
Class B Conversion	184	2,317	—

Diluted EPS for Class A Common Shares	$2,480	30,229	$0.08

Six Months Ended October 31, 2017

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$4,809	27,448	$0.17
Common Stock Equivalents	—	322	—

	4,809	27,770	0.17
Class B Conversion	396	2,340	—

Diluted EPS for Class A Common Shares	$5,205	30,110	$0.17

Three Months Ended October 31, 2016

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$378	26,703	$0.01
Common Stock Equivalents	—	413	—

	378	27,116	0.01
Class B Conversion	34	2,432	—

Diluted EPS for Class A Common Shares	$412	29,548	$0.01

Six Months Ended October 31, 2016

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS
Per Basic	$1,929	26,580	$0.07
Common Stock Equivalents	—	361	—

	1,929	26,941	0.07
Class B Conversion	171	2,457	—

Diluted EPS for Class A Common Shares	$2,100	29,398	$0.07

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended October 31, 2017

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$184	2,317	$0.08
Reallocation of undistributed earnings to Class A Common Shares from Class B Common Shares	—	—	—

Diluted EPS for Class B Common Shares	$184	2,317	$0.08

Six Months Ended October 31, 2017

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$396	2,340	$0.17
Reallocation of undistributed earnings to Class B Common Shares from Class A Common Shares	1	—	—

Diluted EPS for Class B Common Shares	$397	2,340	$0.17

Three Months Ended October 31, 2016

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$34	2,432	$0.01
Reallocation of undistributed earnings to Class A Common Shares from Class B Common Shares	4	—	—

Diluted EPS for Class B Common Shares	$38	2,432	$0.01

Six Months Ended October 31, 2016

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS
Per Basic	$171	2,457	$0.07
Reallocation of undistributed earnings to Class A shares from Class B shares	5	—	—

Diluted EPS for Class B	$176	2,457	$0.07

*	Amounts adjusted for rounding

For the three and six months ended October 31, 2017, we excluded options to purchase 1,184,124 and 1,105,521 Class A Common Shares, respectively, and for the three and six months ended October 31, 2016, we excluded options to purchase 345,891 and 302,628 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2017, we had a total of 3,440,512 options outstanding and, as of October 31, 2016, we had a total of 3,517,317 options outstanding.

E. Stock-Based Compensation

During the six months ended October 31, 2017 and 2016, we granted options to purchase 884,000 and 342,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $477,000 and $389,000 and related income tax benefits of approximately $137,000 and $145,000 during the three months ended October 31, 2017 and 2016, respectively. We recorded stock option compensation cost of approximately $793,000 and $778,000 and related income tax benefits of approximately $275,000 and $285,000 during the six months ended October 31, 2017 and 2016, respectively. We recorded stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in-capital.

During the six months ended October 31, 2017 and 2016, we issued 482,000 and 314,000 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2017 and 2016 based on market value at the exercise dates was approximately $1.3 million and $1.1 million, respectively. As of October 31, 2017, unrecognized compensation cost related to unvested stock option awards approximated $3.3 million, which we expect to recognize over a weighted average period of 1.79 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2017 and April 30, 2017, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	October 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$56,832	$—	$—	$56,832
Marketable securities	11,298	18,475	—	29,773

Total	$68,130	$18,475	$—	$86,605

	April 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$62,647	$—	$—	$62,647
Marketable securities	8,984	14,803	—	23,787

Total	$71,631	$14,803	$—	$86,434

G. Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through October 31, 2017, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of October 31, 2017, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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

The ERP segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) New Generation Computing (“NGC”), which provides industry-specific business software to both retailers and manufacturers in the apparel, sewn products and furniture industries. The SCM segment, which consists of Logility, Inc. (“Logility”), a wholly-owned subsidiary, as well as its subsidiary, DMI1, provides collaborative supply chain solutions to streamline and optimize the forecasting, inventory, production, supply, allocation, distribution and management of products between trading partners. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. We also provide support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance and support services.

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

1 Term previously defined page 6.

All of our revenues are derived from external customers. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.

In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Revenues:
Enterprise Resource Planning	$3,088	$2,757	$5,893	$5,765
Collaborative Supply Chain Management	18,653	18,125	38,364	37,536
IT Consulting	4,596	5,264	8,965	10,278

	$26,337	$26,146	$53,222	$53,579

Operating income (loss) before intersegment eliminations:
Enterprise Resource Planning	$(1,333)	$(1,614)	$(2,849)	$(3,029)
Collaborative Supply Chain Management	4,218	2,164	9,121	5,016
IT Consulting	357	158	591	368

	$3,242	$708	$6,863	$2,355

Intersegment eliminations:
Enterprise Resource Planning	$(879)	$(880)	$(1,834)	$(1,759)
Collaborative Supply Chain Management	885	897	1,840	1,792
IT Consulting	(6)	(17)	(6)	(33)

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:
Enterprise Resource Planning	$(2,212)	$(2,495)	$(4,683)	$(4,788)
Collaborative Supply Chain Management	5,103	3,061	10,961	6,808
IT Consulting	351	142	585	335

	$3,242	$708	$6,863	$2,355

Capital expenditures:
Enterprise Resource Planning	$23	$121	$138	$166
Collaborative Supply Chain Management	51	65	68	163
IT Consulting	4	—	6	—

	$78	$186	$212	$329

Capitalized software:
Enterprise Resource Planning*	$—	$—	$—	$—
Collaborative Supply Chain Management	1,330	969	2,617	1,606
IT Consulting	—	—	—	—

	$1,330	$969	$2,617	$1,606

Depreciation and amortization:
Enterprise Resource Planning	$55	$183	$111	$326
Collaborative Supply Chain Management	1,264	1,453	2,591	2,713
IT Consulting	2	2	3	4

	$1,321	$1,638	$2,705	$3,043

Earnings (loss) before income taxes:
Enterprise Resource Planning*	$(706)	$(1,743)	$(1,785)	$(2,471)
Collaborative Supply Chain Management	4,267	2,126	9,332	4,951
IT Consulting	357	158	591	368

	$3,918	$541	$8,138	$2,848

*	includes certain unallocated expenses.

Major Customer

No one customer accounted for more than 10% of total revenues for the three and six months ended October 31, 2017 and 2016.

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

K. Subsequent Event

On November 15, 2017, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B Common Stock. The cash dividend is payable on February 23, 2018 to Class A and Class B shareholders of record at the close of business on February 9, 2018.

Effective November 21, 2017, the Company acquired certain assets of privately held Halo Business Intelligence (“Halo”), a California corporation and a supplier of advanced analytics and business intelligence solutions, for the supply chain market, pursuant to the terms of an asset purchase agreement, dated as of November 21, 2017 (the “Purchase Agreement”).

Halo’s advanced analytics will be embedded into the Logility Voyager Solutions advanced analytics platform. These enriched analytics will leverage interactive visualization, machine learning algorithms, and artificial intelligence (AI) to transform both structured and unstructured data to accelerate business planning performance and proactively identify new business opportunities or mitigate risks. Customers on the DMI and NGC platforms will be able to add pre-packaged Halo advanced analytics capabilities to their subscriptions to drive quick insights and appropriate actions for their businesses. In addition, Logility will continue to offer Halo standalone to complement other enterprise systems.

Under the terms of the Purchase Agreement, the Company acquired the assets for cash consideration paid of approximately $9.25 million, which represents a purchase price of approximately $9.95 million net of a $700,000 negative working capital adjustment, subject to certain post-closing adjustments.

The Company will include the forward results of Halo in its consolidated financial statements commencing November 21, 2017. The acquired assets consist primarily of accounts receivable, prepaids, other assets, other intangibles assets and are net of certain customer related liabilities. Acquisition related costs were not material for any period presented in the consolidated financial statements. Based upon the timing of the acquisition being subsequent to the end of the Company’s second quarter of fiscal 2018, the preliminary accounting for the business combination is incomplete at the time of filing this report. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired. The Company will include this information in its quarterly report on Form 10-Q for the third quarter of fiscal 2018.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, dependence on particular market segments or customers, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, the challenges and risks associated with integration of acquired product lines, companies and services, as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below. The terms “fiscal 2018” and “fiscal 2017” refer to our fiscal years ending April 30, 2018 and 2017, respectively.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in global credit markets.

In October 2017, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2017 and 2018 world economic growth forecast. The update noted that, “The global upswing in economic activity is strengthening. Global growth, which in 2016 was the weakest since the global financial crisis at 3.2 percent, is projected to rise to 3.6 percent in 2017 and to 3.7 percent in 2018. The growth forecasts for both 2017 and 2018 are 0.1 percentage point stronger compared with the April 2017 World Economic Outlook (WEO) forecast. Broad-based upward revisions in the euro area, Japan, emerging Asia, emerging Europe, and Russia—where growth outcomes in the first half of 2017 were better than expected—more than offset downward revisions for the United States and the United Kingdom.”

For the remainder of fiscal 2018, we expect the global economy to improve when compared to the prior year, which could result in an improved selling environment. Overall information technology spending seems to be improving. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2017 and 2016:

	Three Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2017	2016	2017 vs. 2016
Revenues:
License	9%	12%	(22)%
Services and other	50	47	6
Maintenance	41	41	2

Total revenues	100	100	1

Cost of revenues:
License	7	6	30
Services and other	31	35	(9)
Maintenance	9	9	(8)

Total cost of revenues	47	50	(4)

Gross margin	53	50	6

Research and development	10	12	(17)
Sales and marketing	17	20	(15)
General and administrative	14	14	(1)
Amortization of acquisition-related intangibles	—	1	nm

Total operating expenses	41	47	(15)

Operating income	12	3	358

Other income:
Interest income	1	1	27
Other, net	1	(2)	nm

Earnings before income taxes	14	2	624
Income tax expense	5	—	nm

Net earnings	9%	2%	502%

nm—not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2017 and 2016:

	Six Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2017	2016	2017 vs. 2016
Revenues:
License	12%	14%	(17)%
Services and other	47	46	2
Maintenance	41	40	2

Total revenues	100	100	(1)

Cost of revenues:
License	6	6	5
Services and other	30	34	(11)
Maintenance	9	10	(14)

	Six Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2017	2016	2017 vs. 2016
Total cost of revenues	45	50	(9)

Gross margin	55	50	8

Research and development	10	12	(18)
Sales and marketing	18	20	(9)
General and administrative	13	13	(1)
Amortization of acquisition-related intangibles	1	1	(53)

Total operating expenses	42	46	(10)

Operating income	13	4	191

Other income:
Interest income	1	1	21
Other, net	1	(0)	nm

Earnings before income taxes	15	5	186
Income tax expense	6	1	292

Net earnings	9%	4%	148%

nm—not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2017 AND 2016

REVENUES

	Three Months Ended October 31,
		% of Total Revenues
	2017	2016	% Change	2017	2016
	(in thousands)
License	$2,449	$3,140	(22)%	9%	12%
Services and other	13,049	12,349	6	50	47
Maintenance	10,839	10,657	2	41	41

Total revenues	$26,337	$26,146	1%	100%	100%

	Six Months Ended October 31,
		% of Total Revenues
	2017	2016	% Change	2017	2016
	(in thousands)
License	$6,464	$7,767	(17)%	12%	14%
Services and other	25,091	24,570	2	47	46
Maintenance	21,667	21,242	2	41	40

Total revenues	$53,222	$53,579	(1)%	100%	100%

The 1% increase in revenues over the three months ended October 31, 2017 was attributable primarily to a 6% increase in services and other revenues and, to a lesser extent, a 2% increase in maintenance revenues. This was partially offset by a 22% decrease in license fee revenues for the three months ended October 31, 2017 when compared to the same period last year. The decrease in license fee revenues was attributable to a delay in closing several license fee agreements during the quarter in our SCM business unit and increased sales of our products on Logility’s Cloud Services platform that require revenue to be deferred over the life of the contracted period, which is typically one to three years.    The primary reason for the increase in services and other revenues in the three months ended October 31, 2017 was an increase in Logility’s Cloud Services platform partially offset by a decrease in our IT consulting services unit because of the completion of an IT project from one of our larger customers in the prior period.

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

International revenues represented approximately 20% and 17% of total revenues in the three months ended October 31, 2017 and 2016, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenues

	Three Months Ended October 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$466	$178	162%
Supply Chain Management	1,983	2,962	(33)

Total license revenues	$2,449	$3,140	(22)%

	Six Months Ended October 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$602	$713	(16)%
Supply Chain Management	5,862	7,054	(17)

Total license revenues	$6,464	$7,767	(17)%

For the three and six months ended October 31, 2017, license fee revenues decreased 22% and 17%, respectively, when compared to the same periods in the prior year. In the three and six months ended October 31, 2017, license fee revenues from our SCM business unit decreased 33% and 17%, respectively, when compared to the corresponding periods in the prior year. We believe that the decrease in the first half of fiscal 2017 was partly due to a delay in closing several license fee agreements during the quarter and increased sales of our products on Logility’s Cloud Services platform that require revenue to be deferred over the life of the contracted period, which is typically one to three years. Our SCM business unit constituted 81% and 94% of total license fee revenues for the three months ended October 31, 2017 and 2016, respectively. Our SCM business unit constituted 91% of total license fee revenues for both the six months ended October 31, 2017 and 2016 periods. Our ERP business unit license fee revenues increased by 162% the three months ended October 31, 2017 and decreased by 16% for the six months ended October 31, 2017 when compared to the same periods in the prior year. The increase in the current quarter was due to improved sale execution and acceptance of our new product releases to the apparel and retail industries.

The direct sales channel provided approximately 60% and 76% of license fee revenues for the three and six months ended October 31, 2017, compared to approximately 79% and 81% in the comparable periods last year. The decrease in the proportion of sales by our direct sales channel was due to a larger decrease in license fee revenue from Logility’s indirect sales channel. For the three months ended October 31, 2017 and 2016, our margins after commissions on direct sales were approximately 91% and 82%, respectively. For the six months ended October 31, 2017 and 2016, our margins after commissions on direct sales were approximately 81% and 87%, respectively. The margins increased in the current quarter due to the mix of sales commission rates based on each individual salespersons’ quotas and related achievement. For the three months ended October 31, 2017 and 2016, our margins after commissions on indirect sales were approximately 43% and 45%, respectively. For the six months ended October 31, 2017 and 2016, our margins after commissions on indirect sales were approximately 37% and 36%, respectively. The indirect channel margins for the current quarter are slightly lower when compared to the same period in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenues

	Three Months Ended October 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$1,198	$1,205	(1)%
Supply Chain Management	7,255	5,880	23
IT Consulting	4,596	5,264	(13)

Total services and other revenues	$13,049	$12,349	6%

	Six Months Ended October 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$2,427	$2,299	6%
Supply Chain Management	13,699	11,993	14
IT Consulting	8,965	10,278	(13)

Total services and other revenues	$25,091	$24,570	2%

For the three and six months ended October 31, 2017, services revenue increased by 6% and 2%, respectively, primarily due to increased services revenues from our SCM business unit which was partially offset by a decrease at our IT consulting business unit. For the three and six months ended October 31, 2017, services and other revenues from our ERP segment decreased by 1% and increased by 6%, respectively, when compared to the same periods in the prior year due to the timing of project work particularly at NGC. For the three and six months ended October 31, 2017, a 23% and 14% increase, respectively, at our SCM business unit was due to services revenue related to our Logility Cloud Services area and an increase in utilization from project implementation services. For both the three and six months ended October 31, 2017, our IT Consulting segment’s revenues decreased 13% when compared to the same periods in the prior year due to the completion of an IT project from one of our larger customers in the prior year period. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

For the three months ended October 31, 2017, Cloud Services Annual Contract Value (“ACV”) increased approximately 123% to $9.9 million compared to $4.4 million in the same period of the prior year. ACV is comprised of SaaS ACV of $7.2 million compared to approximately $2.3 million during the same period last year and other cloud services ACV of $2.7 million compared to $2.1 million during the same period last year. ACV is a forward-looking operating measure used by management to better understand cloud services (SaaS and other related cloud services) revenue trends within our business, as it reflects our current estimate of revenue to be generated under existing client contracts in the forward 12-month period.

Maintenance Revenues

	Three Months Ended October 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$1,424	$1,376	3%
Supply Chain Management	9,415	9,281	1

Total maintenance revenues	$10,839	$10,657	2%

	Six Months Ended October 31,
	2017	2016	% Change
	(in thousands)
Enterprise Resource Planning	$2,864	$2,728	5%
Supply Chain Management	18,803	18,514	2

Total maintenance revenues	$21,667	$21,242	2%

For both the three and six months ended October 31, 2017, maintenance revenues increased 2% when compared to the same periods in the prior year, due primarily to increased license fees in recent periods. Logility accounted for 87% of total maintenance revenues for the three and six months ended October 31, 2017 and 2016. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended October 31,				Six months ended October 31,
	2017		2016		2017		2016
Gross margin on license fees	$601	25%	$1,534	49%	$3,109	48%	$4,338	56%
Gross margin on services and other	4,854	37%	3,305	27%	8,969	36%	6,473	26%
Gross margin on maintenance	8,551	79%	8,179	77%	17,152	79%	16,003	75%

Total gross margin	$14,006	53%	$13,018	50%	$29,230	55%	$26,814	50%

For the three and six months ended October 31, 2017, our total gross margin percentage increased when compared to the same periods in the prior year primarily due to a higher services and other revenue margin from increases in our Logility Cloud Services area and an increase in utilization from project implementation services.

Gross Margin on License Fees

License fee gross margin percentage for the three and six months ended October 31, 2017 decreased when compared to the same periods in the prior year primarily due to lower license fees, an increase in VAR commissions from an increase in indirect sales and higher amortization of acquired software expense from recent acquisitions. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the three and six months ended October 31, 2017, the gross margin percentage on services and other revenue increased by ten percentage points when compared to the same periods in the prior year primarily due to an increase in our Logility Cloud Services area which has higher margin services and related implementation services. Also, the margin increase is due to a decrease in services revenue from our lower margin IT business unit. Services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three and six months ended October 31, 2017 and 2016 increased to 79% from 77% and to 79% from 75%, respectively, primarily due to increased maintenance revenue and cost containment efforts. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended October 31,				Six Months Ended October 31,
	2017	2016	% of Revenues		2017	2016	% of Revenues
			2017	2016			2017	2016
	(in thousands)				(in thousands)
Research and development	$2,643	$3,169	10%	12%	$5,151	$6,269	10%	12%
Sales and marketing	4,437	5,202	17	20	9,670	10,672	18	20
General and administrative	3,616	3,690	14	14	7,155	7,201	13	13
Amortization of acquisition-related intangible assets	68	249	—	1	391	317	1	1
Other income, net	676	(167)	3	(1)	1,275	493	2	1
Income tax expense	1,438	129	5	—	2,933	748	6	1

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended (in thousands)
	October 31, 2017	Percent Change	October 31, 2016
Total capitalized computer software development costs	$1,330	37%	$969
Percentage of gross product research and development costs	33%		23%
Total research and development expense	2,643	(17)%	3,169

Percentage of total revenues	10%		12%
Total research and development expense and capitalized computer software development costs	$3,973	(4)%	$4,138

Percentage of total revenues	15%		16%
Total amortization of capitalized computer software development costs *	$892	(10)%	$990

	Six Months Ended (in thousands)
	October 31, 2017	Percent Change	October 31, 2016
Total capitalized computer software development costs	$2,617	63%	$1,606
Percentage of gross product research and development costs	34%		20%
Total research and development expense	5,151	(18)%	6,269

Percentage of total revenues	10%		12%
Total research and development expense and capitalized computer software development costs	$7,768	(1)%	$7,875

Percentage of total revenues	15%		15%
Total amortization of capitalized computer software development costs *	$1763	(11)%	$1,980

*	Included in cost of license fees

For the three and six months ended October 31, 2017, gross product research and development costs decreased 4% and 1%, respectively when compared to the same periods in the previous year due decreased headcount and related expenses. Capitalized software development costs increased 37% and 63%, respectively, for the three and six months ended October 31, 2017 when compared to the same periods last year due to timing of capitalizable project work. We expect capitalized product development costs to decrease for the remainder of fiscal 2018 as compared to the first half of 2018, and we expect capitalized software amortization expense to be relatively stable in coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three and six months ended October 31, 2017, sales and marketing expenses were in the range of 17% to 18% of revenues. The percentage changes were primarily due to decreased headcount and sales commissions as a result of lower license fees. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and six months ended October 31, 2017, general and administrative expenses remained flat when compared to the same periods a year ago.

At October 31, 2017, the total number of employees was 390 compared to 437 at October 31, 2016.

Operating Income/(Loss)

	Three Months Ended October 31,			Six Months Ended October 31,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Enterprise Resource Planning*	$(1,333)	$(1,614)	(17)%	$(2,849)	$(3,029)	(6)%
Supply Chain Management	4,218	2,164	95%	9,121	5,016	82%
IT Consulting	357	158	126%	591	368	61%

Total Operating Income	$3,242	$708	358%	$6,863	$2,355	191%

*	includes certain unallocated expenses.

Our ERP segment operating loss decreased 17% and 6% in the three and six months ended October 31, 2017, respectively, compared to the same periods in the prior year primarily due to higher revenues.

Our SCM segment’s operating income increased by 95% and 82% for the three and six months ended October 31, 2017, respectively, compared to same periods last year primarily due to higher revenues and decreased headcount and related costs.

Our IT Consulting segment operating income increased 126% and 61% for the three and six months ended October 31, 2017, respectively, when compared to the prior year due to improved margin projects.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments.

For the three months ended October 31, 2017, the increase in other income was due primarily to a higher unrealized gain on investments compared to losses in the prior year period, higher interest income and lower exchange rate losses when compared to the same period last year. This increase was partially offset by lower rental income when compared to the same period last year.

For the six months ended October 31, 2017, the increase in other income was due primarily to a higher unrealized gains on investments when compared to unrealized losses in the same period last year, higher interest income of $717,000 for the six months ended October 31, 2017 when compared to $595,000 for the same period in the prior year and $0 exchange rate impact for the six months ended October 31, 2017 when compared to exchange rate losses of $180,000 the same period last year. This increase was partially offset by lower rental income of $170,000 when compared to the same period last year of $472,000 as a result of our real estate sale in the fourth quarter of fiscal 2017.

We recorded gains of approximately $268,000 and $381,000 for the three and six months ended October 31, 2017, respectively, from our trading securities portfolio. We recorded losses of approximately $610,000 and $394,000 the three and six months ended October 31, 2016, respectively, from our trading securities portfolio.

For the three and six months ended October 31, 2017, our investments generated an annualized yield of approximately 1.30% and 1.38%, respectively, compared to approximately 1.55% and 1.63% for the three and six months ended October 31, 2016, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under the Income Tax Topic of the FASB Accounting Standards Codification, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized. During the three months ended October 31, 2017, our effective tax rate was 36.7% compared to our effective tax rate of 23.8% in the three months ended October 31, 2016. During the six months ended October 31, 2017, our effective rate was 36.0% compared to our effective rate of 26.3% in the six months ended October 31, 2016. The increases in current year effective rates is primarily due to the tax benefit from higher stock option exercises during the same period in the prior year.

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

The following table shows information about our cash flows and liquidity positions during the six months ended October 31, 2017 and 2016. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

	Six Months Ended October 31, (in thousands)
	2017	2016
Net cash provided by operating activities	$520	$9,635
Net cash used in investing activities	(2,829)	(6,376)
Net cash used in financing activities	(2,450)	(4,094)

Net change in cash and cash equivalents	$(4,759)	$(835)

For the six months ended October 31, 2017, the net cash provided by operating activities decreased when compared to the same period last year was due primarily to: 1) an increase in purchases of trading securities, 2) a decrease in the comparative decrease in customer accounts receivables caused by the timing of closing customer sales and related collections, 3) an increase in the comparative decrease in accounts payable and other accruals due to timing of payments, 4) a decrease in depreciation and amortization and 5) an increase in the comparative increase in prepaid expenses due to the timing of purchases. This decrease was partially offset by: 1) an increase in net earnings, 2) higher proceeds from the maturity and sales of trading securities, 3) a decrease in the comparative decrease in deferred revenues due to timing of revenue recognition, 4) an increase in deferred income tax compared to a decrease in the same period last year, 5) an increase in stock-based compensation expense and 6) a lower gain on investments compared to the same period last year.

The decrease in cash used in investing activities when compared to the same period in the prior year was due primarily to the acquisition of AdapChain, Inc. during the quarter ended October 31, 2016 and a decrease in purchases of property and equipment. That decrease was partially offset by higher capitalized computer software development costs.

The decrease in cash used in financing activities compared to the prior year was due primarily to an increase in proceeds from exercise of stock options and a decrease in the payment for accrued acquisition consideration. This was partially offset by an increase in dividends paid.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of October 31, (in thousands)
	2017	2016
Cash and cash equivalents	$61,242	$48,169
Short and long-term investments	29,773	24,131

Total cash and short and long-term investments	$91,015	$72,300

Net increase (decrease) in total cash and investments (six months ended October 31)	$1,227	$(5,585)

Our total activities used less cash and investments during the six months ended October 31, 2017, when compared to the prior year period, due primarily to the improvement in operating results and changes in operating assets and liabilities as noted above.

Days Sales Outstanding in accounts receivable were 57 days as of October 31, 2017, compared to 54 days as of October 31, 2016. This increase is primarily due to timing of cash collections. Our current ratio on October 31, 2017 was 2.7 to 1 and on October 31, 2016 was 2.5 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and sales of trading securities. For this reason, and because we had $91.0 million in cash and investments with no debt as of October 31, 2017, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At October 31, 2017, our goodwill balance was $19.5 million and our intangible assets with definite lives balance was approximately $2.7 million, net of accumulated amortization.

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

Foreign Currency In the three and six months ended October 31, 2017, we generated approximately 20% and 20%, respectively, of our revenues outside the United States. We typically make international sales through our foreign branches or our Logility branch and denominate those sales typically in U.S. dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded an exchange rate loss of approximately $41,000 and a gain of $400 for the three and six months ended October 31, 2017, respectively, compared to exchange rate losses of approximately

$72,000 and $180,000 for the three months and six months ended October 31, 2016, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $317,000 and $314,000 exchange gain or loss for the three and six months ended October 31, 2017. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of October 31, 2017 was approximately $86.6 million compared to $69.5 million as of October 31, 2016.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto. (1)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009. (2)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended October 31, 1990.
(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 8, 2017	By:	/s/ James C. Edenfield
James C. Edenfield
Executive Chairman, Treasurer and Director (Principal Executive Officer)

Date: December 8, 2017	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer (Principal Financial Officer)

Date: December 8, 2017	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer