Form 10-Q
period 2018-01-31
AMERICAN SOFTWARE INC
filed 2018-03-09
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at February 28, 2018
Class A Common Stock, $.10 par value	28,199,965 Shares
Class B Common Stock, $.10 par value	2,206,588 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended January 31, 2018

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2018	April 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$54,912	$66,001
Investments	23,055	19,332
Trade accounts receivable, less allowance for doubtful accounts of $144 at January 31, 2018 and $172 at April 30, 2017:
Billed	20,456	17,060
Unbilled	2,714	2,811
Prepaid expenses and other current assets	5,510	4,322

Total current assets	106,647	109,526
Investments—noncurrent	10,464	4,455
Property and equipment, net of accumulated depreciation of $28,513 at January 31, 2018 and $28,153 at April 30, 2017	2,151	2,055
Capitalized software, net of accumulated amortization of $23,150 at January 31, 2018 and $20,423 at April 30, 2017	9,539	8,614
Goodwill	25,468	19,549
Other intangibles, net of accumulated amortization of $7,624 at January 31, 2018 and $6,406 at April 30, 2017	6,171	3,399
Other assets	3,483	1,176

Total assets	$163,923	$148,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,841	$1,541
Accrued compensation and related costs	5,624	3,329
Dividends payable	3,344	3,259
Other current liabilities	2,602	5,171
Deferred revenue	33,564	29,437

Total current liabilities	46,975	42,737
Deferred income taxes	2,202	1,994
Long-term deferred revenue	531	214
Other long-term liabilities	1,779	79

Total liabilities	51,487	45,024
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: Issued 32,786,381 shares at January 31, 2018 and 31,821,508 shares at April 30, 2017	3,279	3,182
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,206,588 shares at January 31, 2018 and 2,393,336 shares at April 30, 2017; convertible into Class A shares on a one-for-one basis	221	239
Additional paid-in capital	129,028	121,280
Retained earnings	5,467	4,608
Class A treasury stock, 4,588,632 shares at January 31, 2018 and April 30, 2017, at cost	(25,559)	(25,559)

Total shareholders’ equity	112,436	103,750

Commitments and contingencies
Total liabilities and shareholders’ equity	$163,923	$148,774

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Revenues:
License	$5,955	$3,959	$12,420	$11,726
Services and other	12,926	11,815	38,017	36,385
Maintenance	11,236	10,667	32,903	31,909

Total revenues	30,117	26,441	83,340	80,020

Cost of revenues:
License	1,940	2,081	5,295	5,510
Services and other	8,727	8,061	24,849	26,159
Maintenance	2,404	2,250	6,919	7,489

Total cost of revenues	13,071	12,392	37,063	39,158

Gross margin	17,046	14,049	46,277	40,862

Research and development	3,099	3,074	8,250	9,343
Sales and marketing	5,385	4,635	15,055	15,307
General and administrative	4,263	3,500	11,418	10,701
Amortization of acquisition-related intangibles	95	385	486	702

Total operating expenses	12,842	11,594	35,209	36,053

Operating income	4,204	2,455	11,068	4,809
Other income:
Interest income	403	287	1,120	882
Other, net	1,171	738	1,729	637

Earnings before income taxes	5,778	3,480	13,917	6,328
Income tax expense	198	1,237	3,132	1,985

Net earnings	$5,580	$2,243	$10,785	$4,343

Earnings per common share (a):
Basic	$0.18	$0.08	$0.36	$0.15

Diluted	$0.18	$0.08	$0.36	$0.15

Cash dividends declared per common share	$0.11	$0.11	$0.33	$0.32

Shares used in the calculation of earnings per common share:
Basic	30,244	29,333	29,940	29,136

Diluted	30,701	29,630	30,299	29,447

(a)	Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.18 and $0.08 for the three months ended January 31, 2018 and 2017, and $0.35 and $0.15 for the nine months ended January 31, 2018 and 2017, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$10,785	$4,343
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,305	5,045
Stock-based compensation expense	1,108	1,111
Net gain on investments	(1,378)	(170)
Deferred income taxes	208	(281)
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(20,010)	(7,150)
Proceeds from maturities and sales of trading securities	11,656	12,683
Accounts receivable, net	(2,926)	3,661
Prepaid expenses and other assets	(1,494)	(5)
Accounts payable and other liabilities	(999)	(53)
Deferred revenue	4,096	78

Net cash provided by operating activities	5,351	19,262

Cash flows from investing activities:
Capitalized computer software development costs	(3,652)	(2,471)
Purchases of property and equipment, net of disposals	(413)	(500)
Purchase of business, net of cash acquired	(9,253)	(4,441)

Net cash used in investing activities	(13,318)	(7,412)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,719	4,397
Payment for accrued acquisition consideration	—	(200)
Dividends paid	(9,841)	(9,299)

Net cash used in financing activities	(3,122)	(5,102)

Net change in cash and cash equivalents	(11,089)	6,748
Cash and cash equivalents at beginning of period	66,001	49,004

Cash and cash equivalents at end of period	$54,912	$55,752

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

January 31, 2018

A. Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at January 31, 2018, the results of operations for the three and nine months ended January 31, 2018 and 2017 and cash flows for the nine months ended January 31, 2018 and 2017. The Company’s results for the three and nine months ended January 31, 2018 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017 (the “Annual Report”).

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2017 contained in the Annual Report describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/collectability, bad debts, capitalized software costs, goodwill, intangible assets, stock-based compensation, income taxes and business combination. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of American Software, Inc. and its wholly-owned subsidiaries (“American Software” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

B. Revenue Recognition

We recognize revenue in accordance with the Software Revenue Recognition Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

License. We recognize license revenue in connection with license agreements for standard proprietary software upon delivery of the software, provided we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (“VSOE”) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification. Furthermore, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we: (1) act as principal in the transaction, (2) take title to the products, (3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, in most cases we record our sales through the Demand Management, Inc. (“DMI”) channel on a gross basis.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize them as we perform the services. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $419,000 and $1.4 million for the three and nine months ended January 31, 2018, respectively, and $414,000 and $1.6 million for the three and nine months ended January 31, 2017, respectively.

Software-as-a-Service (SaaS) revenues include fees for the right to use the software for a limited period of time in a hosted environment by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line; however, the customer has no ability to take delivery of the software. The underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually. SaaS revenues (which rolls into services and other revenue) are recognized ratably over the subscription period once the services commence. Other cloud revenues consists of managed and hosting services.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At January 31, 2018 and April 30, 2017, unbilled license fees were approximately $384,000 and $1.0 million, respectively, and unbilled services revenues were approximately $2.3 million and $1.8 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized, but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

C. Declaration of Dividend Payable

On November 15, 2017, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B Common Stock. The cash dividend was payable on February 23, 2018 to Class A and Class B shareholders of record at the close of business on February 9, 2018.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended January 31, 2018		Nine Months Ended January 31, 2018
	Class A	Class B	Class A	Class B
Distributed earnings	$0.11	$0.11	$0.33	$0.33
Undistributed earnings	0.07	0.07	0.03	0.02

Total	$0.18	$0.18	$0.36	$0.35

Distributed earnings	$3,102	$242	$9,180	$747
Undistributed earnings	2,069	167	799	59

Total	$5,171	$409	$9,979	$806

Basic weighted average common shares outstanding	27,992	2,252	27,630	2,310

	Three Months Ended January 31, 2017		Nine Months Ended January 31, 2017
	Class A	Class B	Class A	Class B
Distributed earnings	$0.11	$0.11	$0.32	$0.32
Undistributed earnings	(0.03)	(0.03)	(0.17)	(0.17)

Total	$0.08	$0.08	$0.15	$0.15

Distributed earnings	$2,943	$267	$8,583	$778
Undistributed earnings	(887)	(80)	(4,596)	(422)

Total	$2,056	$187	$3,987	$356

Basic weighted average common shares outstanding	26,901	2,432	26,687	2,449

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended January 31, 2018

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$5,171	27,992	$0.18
Common Stock Equivalents	—	457	—

	5,171	28,449	0.18
Class B Conversion	409	2,252	—

Diluted EPS for Class A Common Shares	$5,580	30,701	$0.18

Nine Months Ended January 31, 2018

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$9,979	27,630	$0.36
Common Stock Equivalents	—	359	—

	9,979	27,989	0.36
Class B Conversion	806	2,310	—

Diluted EPS for Class A Common Shares	$10,785	30,299	$0.36

Three Months Ended January 31, 2017

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$2,056	26,901	$0.08
Common Stock Equivalents	—	297	—

	2,056	27,198	0.08
Class B Conversion	187	2,432	—

Diluted EPS for Class A Common Shares	$2,243	29,630	$0.08

Nine Months Ended January 31, 2017

	Undistributed & Distributed Earnings to Class A Common	Class A Common Shares	EPS*
Per Basic	$3,987	26,687	$0.15
Common Stock Equivalents	—	311	—

	3,987	26,998	0.15
Class B Conversion	356	2,449	—

Diluted EPS for Class A Common Shares	$4,343	29,447	$0.15

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended January 31, 2018

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$409	2,252	$0.18
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	(2)	—	—

Diluted EPS for Class B Common Shares	$407	2,252	$0.18

Nine Months Ended January 31, 2018

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$806	2,310	$0.35
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	(1)	—	—

Diluted EPS for Class B Common Shares	$805	2,310	$0.35

Three Months Ended January 31, 2017

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$187	2,432	$0.08
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	2	—	—

Diluted EPS for Class B Common Shares	$189	2,432	$0.08

Nine Months Ended January 31, 2017

	Undistributed & Distributed Earnings to Class B Common	Class B Common Shares	EPS*
Per Basic	$356	2,449	$0.15
Reallocation of undistributed earnings from Class A shares to Class B shares	6	—	—

Diluted EPS for Class B	$362	2,449	$0.15

*	Amounts adjusted for rounding

For the three and nine months ended January 31, 2018, we excluded options to purchase 12,130 and 57,598 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2017, we excluded options to purchase 374,439 and 337,500 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2018, we had a total of 3,470,017 options outstanding and, as of January 31, 2017, we had a total of 3,230,575 options outstanding.

E. Acquisitions

We account for business combinations using the acquisition method of accounting and accordingly, the identifiable assets acquired and liabilities assumed are recorded based upon management’s estimates of current fair values as of the acquisition date. The estimation process includes analyses based on income and market approaches. Goodwill represents the excess purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The goodwill generated is due in part to the synergies that are not included in the fair value of identifiable intangible assets. Goodwill recorded in an acquisition is assigned to applicable reporting units based on expected revenues. Identifiable intangible assets with finite lives are amortized over their useful lives. Amortization of current technology is recorded in cost of revenues-license and amortization of all other intangible assets is recorded in amortization of acquisition-related intangibles. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in general and administrative expenses in the periods in which such costs are incurred. The results of operations of acquired businesses are included in the condensed consolidated financial statements from the acquisition date.

Effective November 21, 2017, the Company acquired certain assets of privately held Innovare Holding Co., Incorporated, a Delaware corporation and its subsidiaries (collectively, “Halo”) and a supplier of advanced analytics and business intelligence solutions, for the supply chain market, pursuant to the terms of an asset purchase agreement, dated as of November 21, 2017 (the “Purchase Agreement”).

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

Under the terms of the Purchase Agreement, the Company acquired the assets of Halo for cash consideration paid of approximately $9.25 million, which represents a purchase price of approximately $9.95 million net of a $700,000 negative working capital adjustment, subject to certain post-closing adjustments, which included an additional negative working capital adjustment of $113,000 (recorded as a receivable), thus resulting in an adjusted purchase price consideration of $9.14 million. The Company incurred acquisition costs of approximately $73,000 and $91,000 during the three and nine months ended January 31, 2018, respectively. The operating results of Halo are not material for pro forma disclosure. We preliminarily allocated $5,919,000 of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.

The following preliminary allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of November 21, 2017 (in thousands):

		Useful Life
Accounts receivable, net	$373
Current assets	188
Property and equipment, net	43
Other assets	1,700
Goodwill	5,919
Non-compete	30	2 years
Trade name	160	2 years
Customer relationships	600	8 years
Current technology	3,200	3 years

Total assets acquired	12,213
Current liabilities	(1,370)
Long-term liabilities	(1,703)

Total liabilities assumed	(3,073)

Net assets acquired	$9,140

Non-compete agreements, trade name, customer relationships and current technology are being amortized on a straight-line basis over the remaining estimated economic life of the assets, including the period being reported. The fair value of deferred revenues in a business combination is considered to be an assumed liability (which must arise from a legal performance obligation) and, accordingly, is estimated based on the direct cost of fulfilling the obligation plus a normal profit margin, which approximates fair value. Also, in practice, the normal profit margin is limited to the profit margin on the costs to provide the product or service (that is, the fulfillment effort).

F. Stock-Based Compensation

During the nine months ended January 31, 2018 and 2017, we granted options for 1,196,000 and 342,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $314,000 and $333,000 and related income tax benefits of approximately $138,000 and $124,000 during the three months ended January 31, 2018 and 2017, respectively. We recorded stock option compensation cost of approximately $1.1 million and $1.1 million and related income tax benefits of approximately $413,000 and $409,000 during the nine months ended January 31, 2018 and 2017, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in-capital.

During the nine months ended January 31, 2018 and 2017, we issued 778,129 and 593,082 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2018 and 2017 based on market value at the exercise dates was approximately $2.2 million and $1.9 million, respectively. As of January 31, 2018, unrecognized compensation cost related to unvested stock option awards approximated $3.6 million, which we expect to recognize over a weighted average period of 1.85 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2018 and April 30, 2017, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	January 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$50,541	$—	$—	$50,541
Marketable securities	12,990	20,529	—	33,519

Total	$63,531	$20,529	$—	$84,060

	April 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$62,647	$—	$—	$62,647
Marketable securities	8,984	14,803	—	23,787

Total	$71,631	$14,803	$—	$86,434

H. Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through January 31, 2018, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of January 31, 2018, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

I. Comprehensive Income

We have not included condensed consolidated statements of comprehensive income in the accompanying unaudited condensed consolidated financial statements since comprehensive income and net earnings presented in the accompanying condensed consolidated statements of operations would be substantially the same.

J. Industry Segments

FASB ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of a public entity about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers (“CODMs”) are our Principal Executive Officer (“PEO”) and President. While our CODMs are apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the

CODMs evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated corporate expenses, which are included in the Other segment. Our CODMs review the operating results of our three segments, assess performance and allocate resources in a manner that is consistent with the changing market dynamics that we have experienced. As a result, in the third quarter of fiscal 2018, we updated our operating segments to reflect the fact that we provide our software solutions through three major operating segments, which are further broken down into a total of six major product and service groups. The three operating segments are (1) Supply Chain Management (“SCM”), (2) Information Technology (“IT”) Consulting and (3) Other.

The SCM segment consists of Logility, which provides supply chain optimization and advance retail planning solutions, as an integrated suite of sales and operations planning, demand optimization, inventory optimization, manufacturing planning and scheduling, supply optimization, retail allocation and merchandise planning and transportation optimization, as well as (i) DMI, which provides collaborative supply chain solutions to streamline and optimize the forecasting, inventory, production, supply, allocation, distribution and management of products between trading partners, (ii) New Generation Computing (“NGC”), which provides cloud solutions for supply chain management, product lifecycle management, quality control, vendor compliance and enterprise resource planning for both retailers and manufacturers in the apparel, sewn products and furniture industries, and (iii) Halo, which provides advanced analytics and business intelligence solutions for the supply chain market. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm, which provides support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance and support services. The Other segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) unallocated corporate overhead expenses.

Previously, we maintained three operating segments: (1) SCM, (2) IT and (3) Enterprise Resource Planning (“ERP”). As a result of the organizational realignment during the third quarter fiscal 2018, NGC was repositioned out of the ERP segment and into the SCM segment. There were no changes to the IT segment. Certain prior year amounts have been recasted to conform to fiscal 2018 presentation. The change in reportable segments had no effect on our previously reported consolidated financial position or results of operations.

All of our revenues are derived from external customers. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.

In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2018 and 2017:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Revenues:

Supply Chain Management	$24,902	$20,770	$67,965	$62,724
IT Consulting	4,557	5,108	13,522	15,386
Other	658	563	1,853	1,910

	$30,117	$26,441	$83,340	$80,020

Operating income (loss) before intersegment eliminations:

Supply Chain Management	$5,969	$3,667	$15,551	$8,719
IT Consulting	185	330	775	698
Other	(1,950)	(1,542)	(5,258)	(4,608)

	$4,204	$2,455	$11,068	$4,809

Intersegment eliminations:

Supply Chain Management	$922	$846	$2,763	$2,638
IT Consulting	(20)	—	(26)	(33)
Other	(902)	(846)	(2,737)	(2,605)

	$—	$—	$—	$—

Operating income (loss) after intersegment eliminations:

Supply Chain Management	$6,891	$4,513	$18,314	$11,357
IT Consulting	165	330	749	665
Other	(2,852)	(2,388)	(7,995)	(7,213)

	$4,204	$2,455	$11,068	$4,809

Capital expenditures:

Supply Chain Management	$79	$65	$160	$257
IT Consulting	2	—	8	2
Other	120	107	245	241

	$201	$172	$413	$500

Capitalized software:

Supply Chain Management	$1,035	$865	$3,652	$2,471
IT Consulting	—	—	—	—
Other	—	—	—	—

	$1,035	$865	$3,652	$2,471

Depreciation and amortization:
Supply Chain Management	$1,551	$1,915	$4,157	$4,645
IT Consulting	2	2	6	6
Other	46	83	142	394

	$1,599	$2,000	$4,305	$5,045

Earnings (loss) before income taxes:
Supply Chain Management	$6,099	$3,651	$15,892	$8,639
IT Consulting	185	329	775	698
Other	(506)	(500)	(2,750)	(3,009)

	$5,778	$3,480	$13,917	$6,328

Major Customer

No one customer accounted for more than 10% of total revenues for the three and nine months ended January 31, 2018 and 2017.

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

L. Subsequent Event

On February 15, 2018, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B Common Stock. The cash dividend is payable on May 25, 2018 to Class A and Class B shareholders of record at the close of business on May 11, 2018.

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

In January 2018, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2018 and 2019 world economic growth forecast. The update noted that, “Global economic activity continues to firm up. Global output is estimated to have grown by 3.7 percent in 2017, which is 0.1 percentage point faster than projected in the fall and  1⁄2 percentage point higher than in 2016. The pickup in growth has been broad based, with notable upside surprises in Europe and Asia. Global growth forecasts for 2018 and 2019 have been revised upward by 0.2 percentage point to 3.9 percent. The revision reflects increased global growth momentum and the expected impact of the recently approved U.S. tax policy changes.”

For the remainder of fiscal 2018, we expect the global economy to improve when compared to the prior year, which could result in an improved selling environment. Overall information technology spending is improving as a result of the current global economic environment. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

We believe the improvement in economic conditions may be driving some businesses to invest in achieving more process and efficiency enhancements in their operations and to invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. If this trend continues, we believe it may tend to favor solutions such as our Logility supply chain solutions, which are designed to provide a more rapid return on investment and are targeted at some of the largest profit drivers in a customer’s business. While the recent low growth environment has had a particularly adverse impact on the weaker companies in our target markets, we believe a large percentage of our customers are seeking to make investments to strengthen their operations, and some are taking advantage of current economic conditions to gain market share.

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

We provide our software solutions through three major business segments, which are further broken down into a total of six major product and service groups. The three business segments are (1) Supply Chain Management (“SCM”), (2) Information Technology (“IT”) Consulting and (3) Other. The SCM segment, consists of Logility, which provides supply chain optimization and advance retail planning solutions, as an integrated suite of sales and operations planning, demand optimization, inventory optimization, manufacturing planning and scheduling, supply optimization, retail allocation and merchandise planning and transportation optimization, as well as (i) DMI, which provides collaborative supply chain solutions to streamline and optimize the forecasting, inventory, production, supply, allocation, distribution and management of products between trading partners, (ii) New Generation Computing (“NGC”), which provides cloud solutions for supply chain management, product lifecycle management, quality control, vendor compliance and enterprise resource planning for both retailers and manufacturers in the apparel, sewn products and furniture industries, and, (iii) Halo, which provides advanced analytics and business intelligence solutions for the supply chain market. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm, which provides support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance and support services. The Other segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) unallocated corporate overhead expenses.

We derive revenues primarily from four sources: subscriptions, software licenses, services, and maintenance. We generally determine software license and Software as a Service (SaaS) fees based on the depth of functionality, number of production deployments, users and/or sites licensed and/or subscribed. Services and other revenues consist primarily of fees from software implementation, training, consulting services, SaaS, hosting, and managed services. We bill service fees primarily under time and materials arrangements and recognize revenues as we perform services. Subscription and maintenance agreements typically are for a one- to three-year term, commencing at the time of the initial contract. We generally bill these fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the agreement. Deferred revenues represent advance payments or billings for subscriptions, software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenue for licenses includes amortization of technology intangibles and capitalized computer software development costs, royalties paid to third-party software vendors, and agent commission expenses related to license revenues generated by the indirect channel, primarily from DMI. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, other personnel-related expenses, and agent commission expenses related to maintenance revenues generated by the indirect channel, primarily from DMI. We account for the development costs of software intended for sale in accordance with the Intangibles—Goodwill and Other topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

We currently view the following factors as the primary opportunities and risks associated with our business:

•	Dependence on Capital Spending Patterns. There is a risk associated with our dependence on the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control.

•	Acquisition Opportunities. There are opportunities for selective acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets.

•	Acquisition Risks. There are risks associated with acquisitions of complementary companies, products and technologies, including the risks that we will not achieve the financial and strategic goals that we contemplate at the time of the transaction. More specifically, in any acquisition we will face risks and challenges associated with the uncertain value of the acquired business or assets, the difficulty of assimilating operations and personnel, integrating acquired technologies and products and maintaining the loyalty of the customers of the acquired business.

•	Competitive Technologies. There is a risk that our competitors may develop technologies that are substantially equivalent or superior to our technology.

•	Competition in General. There are risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; for example, some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, which risk factors have been supplemented by the risk factors appearing in Item 1A of Part II of this report on Form 10-Q.

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-14, Revenue from Contracts with Customers – Deferral of Effective Date, which defers the implementation of ASU 2014-09, Revenue from Contracts with Customers, for one year from the initial effective date. The initial effective date of ASU No. 2014-09 was for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. ASU No. 2015-14 extends the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of reporting periods beginning after December 16, 2016, including interim reporting periods within that reporting period. The Company has performed a review of the requirements of the new revenue standard and is monitoring the activity of the FASB as it relates to specific interpretive guidance. The Company plans to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on May 1, 2018. The Company will apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Under this method, the Company would not restate the prior financial statements presented. Therefore, the new standard would require additional disclosures of the amount by which each financial statement line item is affected in the fiscal year 2019 reporting period.

In assessing the new standard, the Company has completed its review of representative contracts and identification of policy and differences resulting from the adoption of the new revenue standard. The Company has drafted policy memos for all streams of revenue and expects to finalize by end of fiscal 2018. The Company has also evaluated and is in the process of documenting internal controls over financial reporting surrounding the adoption of the standard and periodic reporting and disclosures. The Company is still assessing the materiality of the standard’s adoption, including its impact on disclosures.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2018 and 2017:

	Three Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2018	2017	2018 vs. 2017
Revenues:
License	20%	15%	50%
Services and other	43	45	9
Maintenance	37	40	5

Total revenues	100	100	14

Cost of revenues:
License	6	8	(7)
Services and other	29	30	8
Maintenance	8	9	7

Total cost of revenues	43	47	5

Gross margin	57	53	21

Research and development	10	12	1
Sales and marketing	18	18	16
General and administrative	14	13	22
Amortization of acquisition-related intangibles	1	1	(75)

Total operating expenses	43	44	11

Operating income	14	9	71

Other income:
Interest income	1	1	40
Other, net	4	3	59

Earnings before income taxes	19	13	66
Income tax expense	—	5	(84)

Net earnings	19%	8%	149%

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2018 and 2017:

	Nine Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2018	2017	2018 vs. 2017
Revenues:
License	15%	15%	6%
Services and other	46	45	4
Maintenance	39	40	3

Total revenues	100	100	4

Cost of revenues:
License	6	7	(4)
Services and other	30	33	(5)
Maintenance	8	9	(8)

Total cost of revenues	44	49	(5)

Gross margin	56	51	13

Research and development	10	12	(12)
Sales and marketing	18	19	(2)
General and administrative	14	13	7
Amortization of acquisition-related intangibles	1	1	(31)

Total operating expenses	43	45	(2)

Operating income	13	6	130

Other income:
Interest income	2	1	27
Other, net	2	1	171

Earnings before income taxes	17	8	120
Income tax expense	4	3	58

Net earnings	13%	5%	148%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2018 AND 2017

REVENUES

	Three Months Ended January 31,
		% of Total Revenue
	2018	2017	% Change	2018	2017
	(in thousands)
License	$5,955	$3,959	50%	20%	15%
Services and other	12,926	11,815	9	43%	45%
Maintenance	11,236	10,667	5	37%	40%

Total revenues	$30,117	$26,441	14%	100%	100%

	Nine Months Ended January 31,
		% of Total Revenue
	2018	2017	% Change	2018	2017
	(in thousands)
License	$12,420	$11,726	6%	15%	15%
Services and other	38,017	36,385	4	46%	45%
Maintenance	32,903	31,909	3	39%	40%

Total revenues	$83,340	$80,020	4%	100%	100%

The 14% increase in revenues over the three months ended January 31, 2018 when compared to the same period last year was attributable primarily to a 50% increase in license fee revenues and, to a lesser extent, a 9% increase in services and other revenues and a 5% increase in maintenance revenues. The increase in license fee revenues was attributable to entering into several license fee agreements during the quarter in our SCM segment, due to an increase in general economic activity and higher overall business information technology spending from the US tax reform. The primary reason for the increase in services and other revenues in the three months ended January 31, 2018 was an increase in implementation and cloud services in our SCM segment partially offset by a decrease in our IT consulting services due to decreased demand for IT temporary staff.

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

International revenues represented approximately 20% and 17% of total revenues in the three months ended January 31, 2018 and 2017, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenues

	Three Months Ended January 31,
	2018	2017	% Change
	(in thousands)
Supply Chain Management	$5,875	$3,948	49%
Other	80	11	627

Total license revenues	$5,955	$3,959	50%

	Nine Months Ended January 31,
	2018	2017	% Change
	(in thousands)
Supply Chain Management	$12,316	$11,592	6%
Other	104	134	(22)

Total license revenues	$12,420	$11,726	6%

For the three and nine months ended January 31, 2018, license fee revenues increased 50% and 6%, respectively, when compared to the same periods in the prior year. In the three and nine months ended January 31, 2018, license fee revenues from our SCM business unit increased 49% and 6%, respectively, when compared to the corresponding periods in the prior year. We believe that the increase was due to the economic improvement in the global economy and higher overall business information technology spending. Our SCM business unit constituted 99% and 100% of total license fee revenues for the three months ended January 31, 2018 and 2017, respectively. Our SCM business unit constituted 99% and 99% of total license fee revenues for the nine months ended January 31, 2018 and 2017, respectively. Our Other business unit license fee revenues increased by 627% for the three months ended January 31, 2018 when compared to the same period in the prior year and decreased 22% in the nine months ended January 31, 2018 when compared to the same period in the prior year due to timing of closing ERP deals.

The direct sales channel provided approximately 91% and 83% of license fee revenues for the three and nine months ended January 31, 2018, compared to approximately 81% in each of the comparable periods last year. The increase in the proportion of sales by our direct sales channel was due to a larger increase in license fee revenue from the SCM segment’s direct sales channel. For the three months ended January 31, 2018 and 2017, our margins after commissions on direct sales were approximately 88% and 87%, respectively. For the nine months ended January 31, 2018 and 2017, our margins after commissions on direct sales were approximately 87%. The margins increased slightly in the current period due to the mix of sales commission rates based on each individual salespersons’ quotas and related achievement. For the three months ended January 31, 2018 and 2017, our margins after commissions on indirect sales were approximately 32% and 41%, respectively. For the nine months ended January 31, 2018 and 2017, our margins after commissions on indirect sales were approximately 36% and 44%, respectively. The indirect channel margins for the current quarter and year to date decreased when compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Services and Other Revenues

	Three Months Ended January 31,
	2018	2017	% Change
	(in thousands)
Supply Chain Management	$8,151	$6,564	24%
IT Consulting	4,557	5,108	(11)
Other	218	143	52

Total services and other revenues	$12,926	$11,815	9%

	Nine Months Ended January 31,
	2018	2017	% Change
	(in thousands)
Supply Chain Management	$23,879	$20,431	17%
IT Consulting	13,522	15,386	(12)
Other	616	568	8

Total services and other revenues	$38,017	$36,385	4%

For the three and nine months ended January 31, 2018, services revenue increased by 9% and 4%, respectively, primarily due to increased services revenues from our SCM business unit partially offset by a decrease in our IT consulting business unit. For the three and nine months ended January 31, 2018, a 24% and 17% increase, respectively, at our SCM business unit was due to services revenue related to our Logility cloud services area and an increase in utilization from project implementation services from higher license fees in prior periods. For the three and nine months ended January 31, 2018, our IT Consulting segment’s revenues decreased 11% and 12%, respectively, when compared to the same periods in the prior year due lower project work. For the three and nine months ended January 31, 2018, services and other revenues from our Other segment increased by 52% and 8%, respectively, when compared to the same periods in the prior year due to the timing of implementation work. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

For the three months ended January 31, 2018, cloud services Annual Contract Value (“ACV”) increased approximately 125% to $10.9 million compared to $4.9 million in the same period of the prior year. ACV is comprised of software-as-a-service (“SaaS”) ACV of $8.1 million compared to approximately $2.6 million during the same period last year and other cloud services ACV of $2.8 million compared to $2.3 million during the same period last year. ACV is a forward-looking operating measure used by management to better understand cloud services (SaaS and other related cloud services) revenue trends within our business, as it reflects our current estimate of revenue to be generated under existing client contracts in the forward 12-month period.

Maintenance Revenues

	Three Months Ended January 31,
	2018	2017	% Change
	(in thousands)
Supply Chain Management	$10,876	$10,259	6%
Other	360	408	(12)

Total maintenance revenues	$11,236	$10,667	5%

	Nine Months Ended January 31,
	2018	2017	% Change
	(in thousands)
Supply Chain Management	$31,769	$30,701	3%
Other	1,134	1,208	(6)

Total maintenance revenues	$32,903	$31,909	3%

For the three and nine months ended January 31, 2018, maintenance revenues increased 5% and 3%, respectively, when compared to the same periods in the prior year, due primarily to increased license fees in recent periods. Our SCM Segment accounted for 97% and 96% of total maintenance revenues for the three and nine months ended January 31, 2018 and 2017, respectively. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
	2018		2017		2018		2017
Gross margin on license fees	$4,015	67%	$1,878	47%	$7,125	57%	$6,216	53%
Gross margin on services and other	4,199	32%	3,754	32%	13,168	35%	10,226	28%
Gross margin on maintenance	8,832	79%	8,417	79%	25,984	79%	24,420	77%

Total gross margin	$17,046	57%	$14,049	53%	$46,277	56%	$40,862	51%

For the three and nine months ended January 31, 2018, our total gross margin percentage increased when compared to the same periods in the prior year primarily due to a higher license fee margin from higher license fees and for the nine months ended January 31, 2018, to a lesser extent, due to an increase in gross margins in services and other and maintenance revenues.

Gross Margin on License Fees

License fee gross margin percentage for the three and nine months ended January 31, 2018 increased when compared to the same periods in the prior year due to higher license fees. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Services and Other

For the nine months ended January 31, 2018, the gross margin percentage on services and other revenue increased by seven percentage points when compared to the same periods in the prior year primarily due to an increase in our Logility cloud services area which has higher margin services and related implementation services. Also, the margin increase was partially offset by a decrease in services revenue from our lower margin IT business unit. Services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three months ended January 31, 2018 and 2017 remained flat at 79%. For the nine months ended January 31, 2018 and 2017, the gross margin percentage had a slight uptick to 79% from 77%, respectively, primarily due to increased maintenance revenue and cost containment efforts. Maintenance gross margin normally is directly related to the level of maintenance revenues. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended January 31,				Nine Months Ended January 31,
	2018	2017	% of Revenues		2018	2017	% of Revenues
			2018	2017			2018	2017
	(in thousands)				(in thousands)
Research and development	$3,099	$3,074	10%	12%	$8,250	$9,343	10%	12%
Sales and marketing	$5,385	$4,635	18%	18%	$15,055	$15,307	18%	19%
General and administrative	$4,263	$3,500	14%	13%	$11,418	$10,701	14%	13%
Amortization of acquisition-related intangible assets	$95	$385	—	1%	$486	$702	1%	1%
Other income, net	$1,574	$1,025	5%	4%	$2,849	$1,519	4%	2%
Income tax expense	$198	$1,237	—%	5%	$3,132	$1,985	4%	3%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended (in thousands)
	January 31, 2018	Percent Change	January 31, 2017
Total capitalized computer software development costs	$1,035	20%	$865
Percentage of gross product research and development costs	25%		22%
Total research and development expense	3,099	1%	3,074

Percentage of total revenues	10%		12%
Total research and development expense and capitalized computer software development costs	$4,134	5%	$3,939

Percentage of total revenues	14%		15%
Total amortization of capitalized computer software development costs *	$965	(26)%	$1,307

	Nine Months Ended (in thousands)
	January 31, 2018	Percent Change	January 31, 2017
Total capitalized computer software development costs	$3,652	48%	$2,471
Percentage of gross product research and development costs	31%		21%
Total research and development expense	8,250	(12)%	9,343

Percentage of total revenues	10%		12%
Total research and development expense and capitalized computer software development costs	$11,902	1%	$11,814

Percentage of total revenues	14%		15%
Total amortization of capitalized computer software development costs *	$2,727	(17)%	$3,287

*	Included in cost of license fees

For the three and nine months ended January 31, 2018, gross product research and development costs increased 5% and 1%, respectively when compared to the same periods in the previous year due increased headcount and related expenses. Capitalized software development costs increased 20% and 48%, respectively, for the three and nine months ended January 31, 2018 when compared to the same period last year due to timing of capitalizable project work. We expect capitalized product development costs to remain consistent for the remainder of fiscal 2018 as compared to the third quarter of 2018, and we expect capitalized software amortization expense to be relatively stable in coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

Sales and marketing expenses for the three months ended January 31, 2018 and 2017 remained flat at 18% as a percentage of revenue. For the nine months ended January 31, 2018 and 2017, we had a slight reduction in sales and marketing expenses to 18% from 19% as a percentage of revenue, respectively. We generally include commissions on indirect sales in cost of sales.

General and Administrative

For the three and nine months ended January 31, 2018, general and administrative expenses increased when compared to the same periods a year ago due to the purchase of Halo and variable compensation.

At January 31, 2018, the total number of employees was 440 compared to 386 at January 31, 2017.

Operating Income/(Loss)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Supply Chain Management	$5,969	$3,667	63%	$15,551	$8,719	78%
IT Consulting	185	330	(44)%	775	698	11%
Other*	(1,950)	(1,542)	26%	(5,258)	(4,608)	14%

Total Operating Income	$4,204	$2,455	71%	$11,068	$4,809	130%

*	includes certain unallocated corporate expenses.

Our SCM segment’s operating income increased by 63% and 78% for the three and nine months ended January 31, 2018, respectively, compared to same period last year primarily due to higher overall revenues and higher margin cloud services.

Our IT Consulting segment operating income decreased 44% and increased 11% for the three and nine months ended January 31, 2018, respectively, when compared to the prior year due to lower revenues for the three month period and improved gross margins for the nine month period.

Our Other segment operating loss increased 26% and 14% in the three and nine months ended January 31, 2018, respectively, compared to the same period in the prior year primarily due to higher corporate variable compensation and lower revenues.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, and realized and unrealized gains and losses from investments.

For the three months ended January 31, 2018, the increase in other income was due primarily to a 1) higher unrealized gains on investments, 2) higher interest income and 3) an exchange rate gain of approximately $75,000 for the three months ended January 31, 2018 when compared to a loss of approximately $56,000 in the same period last year. This increase was partially offset by lower rental income when compared to the same period last year as a result of our real estate sale in the fourth quarter of fiscal 2017.

For the nine months ended January 31, 2018, the increase in other income was due primarily to a 1) higher unrealized gains on investments, 2) higher interest income of $1,120,000 for the nine months ended January 31, 2018 when compared to $882,000 in the same period in the prior year when compared to the same period last year and 3) higher exchange rate gains of approximately $75,000 for the nine months ended January 31, 2018 when compared to a loss of approximately $236,000 in the same period last year. This increase was partially offset by lower rental income of $263,000 when compared to $697,000 the same period last year as a result of our real estate sale in the fourth quarter of fiscal 2017.

We recorded gains of approximately $997,000 and $1.4 million for the three and nine months ended January 31, 2018, respectively, from our trading securities portfolio. We recorded gains of approximately $564,000 and $170,000 the three and nine months ended January 31, 2017, respectively, from our trading securities portfolio.

For the three and nine months ended January 31, 2018, our investments generated an annualized yield of approximately 1.33% and 1.37%, respectively, compared to approximately 1.59% and 1.62% for the three and nine months ended January 31, 2017,

Income Taxes

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 30.3%. This is the result of using the tax rate of 35% for the first eight months of fiscal year 2018 and the reduced tax rate of 21% for the final four months of fiscal year 2018. During the third quarter of 2018, we recorded a $1.1 million benefit from the impact of changes in the tax rate, primarily on deferred tax assets and liabilities, which was included in income tax expense on our condensed consolidated statements of operations and deferred income taxes on our condensed consolidated balance sheets. We remeasured our deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized.

During the three months ended January 31, 2018, our effective tax rate was 3.4% compared to our effective tax rate of 35.5% in the three months ended January 31, 2017. During the nine months ended January 31, 2018, our effective rate was 22.5% compared to our effective rate of 31.4% in the nine months ended January 31, 2017. Our effective tax rates were lower in both the three and nine months ended January 31, 2018 than the same period last year because of the Act.

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

The following table shows information about our cash flows and liquidity positions during the nine months ended January 31, 2018 and 2017. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

	Nine Months Ended January 31, (in thousands)
	2018	2017
Net cash provided by operating activities	$5,351	$19,262
Net cash used in investing activities	(13,318)	(7,412)
Net cash used in financing activities	(3,122)	(5,102)

Net change in cash and cash equivalents	$(11,089)	$6,748

For the nine months ended January 31, 2018, the net cash provided by operating activities decreased when compared to the same period last year was due primarily to 1) an increase in purchases of trading securities, 2) an increase in customer accounts receivables compared to a decrease the same period last year caused by the timing of closing customer sales and related collections, 3) an increase in the comparative increase in prepaid expenses when compared to the same period in the prior year due to the timing of purchases, 4) an increase in gain on investments compared to the same period last year, 5) lower proceeds from the maturity and sales of trading securities, 6) an increase in the relative decrease in accounts payable and other accruals due to timing of payments 7) a decrease in depreciation and amortization, and 8) a decrease in stock-based compensation expense. This decrease was partially offset by: 1) an increase in net earnings, 2) an increase in the comparative increase in deferred revenues due to timing of revenue recognition and 3) an increase in deferred income tax compared to a decrease the same period last year.

The increase in cash used in investing activities when compared to the same period in the prior year was due primarily to the acquisition of Halo in the current quarter compared to the acquisition of AdapChain, Inc. in the prior year period and higher capitalized computer software development costs, partially offset by a decrease in purchases of property and equipment.

The decrease in cash used in financing activities compared to the prior year was primarily due to an increase in proceeds from exercise of stock options, partially offset by an increase in dividends paid.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of January 31, (in thousands)
	2018	2017
Cash and cash equivalents	$54,912	$55,752
Short and long-term investments	33,519	23,519

Total cash and short and long-term investments	$88,431	$79,271

Net (decrease) increase in total cash and investments (nine months ended January 31)	$(1,357)	$1,386

Our total activities used more cash and investments during the nine months ended January 31, 2018, when compared to the prior year period, due primarily to the operating results and changes in operating assets and liabilities as noted above.

Days Sales Outstanding in accounts receivable were 70 days as of January 31, 2018, compared to 60 days as of January 31, 2017. This increase is primarily due to billing timing of cash collections. Our current ratio on January 31, 2018 was 2.3 to 1 and on January 31, 2017 was 2.4 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $88.4 million in cash and investments with no debt as of January 31, 2018, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/collectability, bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and business combination. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At January 31, 2018, our goodwill balance was $25.5 million and our intangible assets with definite lives balance was approximately $6.2 million, net of accumulated amortization.

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

Foreign Currency In the three and nine months ended January 31, 2018, we generated approximately 20% and 20%, respectively, of our revenues outside the United States. We typically make international sales through our foreign branches or our Logility branch and denominate those sales typically in U.S. dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate gains of approximately $75,000 for both the three and nine months ended January 31, 2018, compared to exchange rate losses of approximately $56,000 and

$236,000 for the three months and nine months ended January 31, 2017, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $456,000 and $455,000 exchange gain or loss for the three and nine months ended January 31, 2018, respectively. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. Dollars. The fair market value of these instruments as of January 31, 2018 was approximately $84.0 million compared to $72.8 million as of January 31, 2017.

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

AMERICAN SOFTWARE, INC.

Date: March 9, 2018	By:	/s/ James C. Edenfield
James C. Edenfield
Executive Chairman, Treasurer and Director (Principal Executive Officer)

Date: March 9, 2018	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer (Principal Financial Officer)

Date: March 9, 2018	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer