Form 10-K
period 2018-04-30
AMERICAN SOFTWARE INC
filed 2018-07-13
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

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

At October 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, 27,896,254 Class A Common Shares and 2,256,588 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System at October 31, 2017) of the Class A Common Shares held by non-affiliates on that date was approximately $373.8 million. At July 6, 2018, 29,020,336 Class A Common Shares and 1,885,995 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III.

American Software Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2018

PART I

ITEM 1. BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public. This report contains forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects, under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “will,” “seek,” “estimate,” “believe,” “expect,” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

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

Company Overview

American Software, Inc. (“American Software” or the “Company”) was incorporated as a Georgia corporation in 1970. We develop, market and support a portfolio of software and services that deliver supply chain and advanced retail planning solutions, product lifecycle management, supply chain management, product sourcing, vendor compliance and enterprise management to the global marketplace. Our software and services are designed to bring business value to enterprises by supporting their operations over cloud-based Internet-architected solutions. References to “the Company,” “our products,” “our software,” “our services” and similar references include the appropriate business segment actually providing the product or service.

We provide our software solutions through three major operating segments, which are further broken down into a total of six major product and service groups. The three operating segments are (1) Supply Chain Management (“SCM”), (2) Information Technology (“IT”) Consulting and (3) Other. Today, our customer base is approximately 1,350 companies located in more than 80 countries.

The SCM segment consists of (i) Logility, Inc. (“Logility”) which provides supply chain optimization and advance retail planning solutions, as an integrated suite of sales and operations planning, demand optimization, inventory optimization, manufacturing planning and scheduling, supply optimization, retail allocation and merchandise planning, as well as (ii) Demand Management, Inc. (“DMI” or “Demand Management”) , which provides Software as a Service (“SaaS”) architected supply chain planning solutions to streamline the forecasting, inventory, production, supply, allocation, distribution and management of products between trading partners, (iii) New Generation Computing (“NGC”), which provides cloud solutions for supply chain management, product lifecycle management, vendor quality, and vendor compliance and corporate social responsibility (“CSR”) for both brand retailers and manufacturers, and (iv) Halo, which provides advanced analytics and business intelligence solutions for the supply chain market. The SCM solutions are marketed and sold through both a direct sales team as well as an indirect global VAR (value added reseller) distribution network.

The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm, which provides support for their customers products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance and support services. The Other segment consists of American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and unallocated corporate overhead expenses.

Previously, we maintained three operating segments: (1) SCM, (2) IT and (3) Enterprise Resource Planning (“ERP”). Following the organizational realignment during the third quarter fiscal 2018, NGC was repositioned out of the ERP segment and into the SCM segment due to the launch of the new Andromeda platform for Supply Chain Management. There were no changes to the IT segment. Certain prior year amounts have been recasted to conform to fiscal 2018 presentation. The change in reportable segments had no effect on our previously reported consolidated financial position or results of operations.

We derive revenues primarily from four sources: subscriptions, software licenses, services, and maintenance. We generally determine software license and SaaS subscription fees based on the depth of functionality, number of software modules, users and/or sites licensed and/or subscribed. Services and other revenues consist primarily of fees from software implementation, training, consulting services, SaaS, hosting, and managed services. We bill primarily under time and materials arrangements and recognize revenues as we perform services. Subscription and maintenance agreements typically are for a one- to three-year term, commencing at the time of the initial contract. We generally bill these fees annually in advance and then recognize the resulting revenues ratably over the term of the agreement. Deferred revenues represent advance payments or billings for subscriptions, software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenues for licenses includes amortization of developed technology and capitalized computer software development costs, salaries and benefits and value-added reseller (VAR) commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel.

Our sales and marketing expenses generally include the salaries and commissions we pay to our direct sales professionals, along with marketing, promotional, travel and associated costs. Our general and administrative expenses generally include the salaries and benefits we pay to executive, corporate and support personnel, as well as office rent, utilities, communications expenses, and various professional fees.

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

Today, several market trends are driving organizations to expand collaboration with trading partners along the supply chain. Today’s leading manufacturers and distributors have become more responsive to retailers and consumers, often referred to as omni-channel and more recently as Unified Commerce, which has increased the demand for improved planning and business analytics capabilities to model more complexity and effectively position inventory. At the same time, global economic conditions and competitive pressures are forcing businesses to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are under pressure to better manage the supply chain as they seek to improve manufacturing efficiency and logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the rate of product churn, increasing globalization and complexity of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

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

Business Segments

Segment 1—Supply Chain Management

Logility, Inc.

Logility, our wholly-owned subsidiary, was incorporated in 1996 and provides supply chain optimization and advanced retail planning solutions, as an integrated suite of sales and operations planning, demand optimization, inventory optimization, manufacturing planning and scheduling, supply optimization, merchandise and assortment planning and retail allocation. The Logility platform includes an industry leading integration layer to import/export data while leveraging artificial intelligence to validate and harmonize the data used in the applications (supply chain master data management).

Logility’s solutions enable enterprises to increase their market visibility to build competitive advantages and increase profitability by reducing costs, increasing revenues, improving operational efficiencies and collaborating with customers and suppliers to more effectively sense and respond to dynamic market conditions. Additionally, Logility’s solutions streamline and automate the sales and operations planning (S&OP) process to create and assess business plans that profitably match supply with demand while synchronizing supply chain operations with strategic corporate goals.

Logility offers a multi-brand strategy to address unique market needs: (1) the Logility Voyager Solutions™ suite, which is marketed to companies with distribution-intensive supply chains seeking an optimized planning configured to the unique customer business requirements to drive competitive advantage, (2) the Demand Solutions® product line, which is marketed as a cloud platform designed for speed of implementation and efficiency on a Software-as-a-Solution (SaaS) platform, (3) New Generation Computing (“NGC”)’s Andromeda Supply Chain Management (SCM) solution which provides cloud solutions for supply chain management, product lifecycle management, vendor quality vendor compliance and corporate social responsibility visibility for both retailers and manufacturers and, (4) Halo, which provides supply chain advanced analytics and business intelligence solutions.

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

Logility’s cost of revenues for licenses includes amortization of developed technology and capitalized computer software development costs, salaries and benefits along with VAR commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect sales channel.

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

Demand Management, Inc., a wholly owned subsidiary of Logility, was incorporated in 1985. Demand Management is a leading global provider of supply chain planning software that is designed to be deployed in the cloud, however some customers may deploy on premise. These cloud-architected solutions for manufacturers and distributors are designed to increase forecast accuracy, improve customer service levels, and reduce overall inventory to maximize profits and lower costs. Completely reengineered to run on the latest cloud technology, the Demand Solutions® DSX supply chain planning solution offers functionality for demand planning, collaborative forecasting, inventory planning, advanced planning and scheduling (APS) and S&OP.

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

Supply Chain and Retail Industry Background

In response to omni-channel and the new Unified Commerce reality (consumers expectations to buy anywhere, deliver anywhere and return anywhere), increasing global competition, volatile market demand, shorter product life cycles, reduced lead times, and the consumers expectations for responsibly sourced materials; companies are continually seeking new ways to enhance the productivity, profitability and compliance of their supply chain and retail operations. Companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise network or supply chain can realize significant competitive advantages in the form of lower costs, greater customer loyalty, reduced stock-outs, more efficient sourcing, reduced inventory levels, synchronized supply and demand, and increased revenue. Supply chain management refers to the process of managing the complex global network of relationships that organizations maintain with external trading partners (customers, suppliers, manufacturers, distributors and retailers) to forecast, source, manufacture, store, allocate and deliver goods and services to the end customer. Supply chain management involves the activities related to merchandizing, sourcing, and supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that influence the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

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

Companies are increasingly deploying supply chain optimization, supply chain management, sourcing and advanced retail planning applications to address their forecasting, supply chain planning, inventory optimization, allocation and distribution requirements. Supply chain optimization and retail planning functions involve the use of information and analysis to facilitate the on-time delivery of the right products to the correct location at the right time and at the optimal total cost. The planning process focuses on forecasting and demand management, inventory and supply optimization, distribution, manufacturing planning and scheduling, sales and operations planning, and retail financial planning and allocation. Supply chain management involves product life cycle management (PLM), sourcing and compliance to get the right products that meets consumer expectations to market on time. Planning software is designed to increase revenues, improve forecast accuracy, optimize manufacturing scheduling, better leverage inventory investments, decrease order cycle times, reduce transportation costs, and improve customer service. Customers are showing increasing interest in planning, sourcing and optimization software that is implemented and accessed in the cloud, known as SaaS.

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

The March 28, 2018 Gartner Inc. report, Forecast: Enterprise Application Software, Worldwide 2016-2022, 1Q18 Update, predicts spending on Supply Chain Management software solutions will exceed $15 billion by 2019 and $20 billion by 2022. This represents a CAGR of 9.7% through 2022.

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

Logility Products and Services

Leveraging more than 45 years of planning solutions expertise, Logility has been an innovator in developing and deploying supply chain optimization and advanced retail planning solutions, with its first Internet-based collaborative planning software application implemented in 1996. Logility continues to invest and expand its award-winning solutions, which support the global planning, optimization, collaboration, S&OP as well as merchandise and assortment planning and allocations for retailers.

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

Logility is a leading provider of collaborative supply chain optimization and advanced retail planning solutions that help small, midsize, large and Fortune 500 companies realize substantial bottom-line results. Logility provides two product suites, Logility Voyager Solutions™ and Demand Solutions®, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite features advanced analytics capabilities and provides supply chain visibility; demand, inventory and replenishment planning; S&OP, integrated business planning (IBP), supply and inventory optimization; manufacturing planning and scheduling; merchandise and assortment planning and allocation. The Demand Solutions® DSX supply chain planning solution offers functionality for integrated business planning (IBP), sales and operations planning (S&OP), demand optimization, supply optimization, manufacturing optimization, collaboration, data visualization, and workflow optimization for global enterprises with manufacturing, distribution and retail operations who desire a rapid deployment and simplified operations to meet their supply chain needs.

Logility has licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including Abercrombie & Fitch, Ann Taylor, Avery Dennison Corporation, Berry Global, Big Lots!, Continental Mills, Fastenal Company, Ferguson Wholesale, Gategroup, Johnstone Supply, Mizuno USA, Mondelez International, New Belgium Brewing Company, Reckitt Benckiser, Siemens Medical Solutions Diagnostics, Trek Bicycle, Verizon Wireless, Urban Outfitters, Warnaco, and VF Corporation. Logility sells products and services through direct and indirect channels. Logility derived approximately 26% of its revenues in the fiscal year ended April 30, 2018 from international sales.

Product Features: Logility Voyager Solutions

Logility Voyager Solutions is a comprehensive cloud-architected planning software suite, which supports both SaaS subscription access as well as on-premise licensing options. It provides supply chain optimization including collaborative planning, forecasting and replenishment, multi-echelon inventory optimization, optimized supply sourcing, production management, merchandise and assortment planning, and allocation capabilities that are designed to increase revenues, reduce inventory, distribution and transportation costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production planning and scheduling, streamline logistics operations and improve customer service. Logility Voyager Solutions incorporates advanced analytics to drive decision support for critical processes such as demand management, supply and inventory optimization, manufacturing planning and scheduling, retail planning and S&OP.

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

DSX was introduced in February 2010 and combines the DMI’s 30-year history of supply chain experience with the latest technology to create a highly flexible supply chain planning solution. Built on a flexible architecture with configurability, scalability, performance, and security in mind, DSX is the culmination of more than two decades of customer-driven supply chain functionality. The DSX platform was architected to exploit and apply new technologies to provide best-in-class supply chain efficiencies.

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

NGC is our wholly-owned subsidiary that provides software solutions for retailers and brand owners primarily in the fashion industries (i.e. apparel, footwear, sewn products and furniture). NGC provides functionality that allows customers to share information and quickly react to rapidly changing market trends, allowing them to accelerate lead times, reduce expenses, improve quality and maximize company revenue and profit.

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

Halo Products and Services

Halo’s advanced analytics will be embedded into the Logility Voyager Solutions advanced analytics platform. These enriched analytics will leverage interactive visualization, machine learning algorithms, and artificial intelligence (AI) to transform both structured and unstructured data to accelerate business planning performance and proactively identify new business opportunities or mitigate risks. Customers on the DMI and NGC platforms will be able to add pre-packaged Halo advanced analytics capabilities to their subscriptions to drive quick insights and appropriate actions for their businesses. In addition, Logility will continue to offer Halo advanced analytics embedded in Logility Voyager Solutions as well as standalone to complement other enterprise systems.

Segment 2—IT Consulting

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

The Proven Method has worked with customers such as: Aon, Aarons Rents, IBM, UPS, Norfolk Southern, Xerox, SunTrust Bank, Coca-Cola, Dycom, Equifax, Kubota Manufacturing of North America, The Home Depot, AT&T, State of Georgia, CompuCom, Zep Inc, Chick-fil-A, Global Payments, Verizon, Catlin Group Ltd, Federal Home Loan Bank of Atlanta, Forsythe Technology, Fulton Paper, AutoTrader.com, Nalco Chemical, Georgia Tech Research Institute, NCR, Fidelity Bank, Barry Wehmiller, Manhattan Associates, Perspecta and numerous other customers throughout the United States.

Segment 3—Other

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

Our product line consists of software and services that operate on three strategic computer platforms: (1) IBM System z Mainframe or compatible, (2) IBM iSeries, and (3) Intel-based servers and clients that operate Windows.

See Note 9 to the Consolidated Financial Statements for further business segment information.

Customers

We primarily target businesses in the retail, apparel and footwear, consumer packaged goods, chemicals, oil and gas, life sciences, telecommunications, consumer electronics, industrial products and other manufacturing industries. A sample of companies that have purchased one or more of our products or services during the past two fiscal years is as follows:

Consumer Goods	Chemicals, Oil & Gas, Life Sciences	Retail & Apparel (cont.)	Manufacturing and Others
3M Australia	Allnex	G & K Services	Actron Air
AdvancePierre Foods	BERICAP Holding GMBH	Godiva Chocolatier	Amcor Rigid Plastics USA, LLC
Antartico Comercializadora SA de CV	Berry Global	Goodwill Industries	American Bath Group
Ashley Furniture	BP Singapore Pte. Limited	GTM Sportswear	Ancestry.com Inc.
Avery Dennison Corporation	Bracco Imagining S.p.A.	Hunkemoller International BV	Avent, Inc
Bed Bath & Beyond Inc.	Chamberlain Group	International Uniform, Inc .	Briggs & Stratton
BodyBuilding.com	CooperVision	Janouras Custom Design, Ltd.	Busch- Transou, L.C.
Boise Paper Holdings, LLC	Croda Europe Limited	Jaya Apparel, LLC	Cintas Corporation
Caribou Coffee Company	Dow Chemical Company	Jenny Yoo Collections	Corning Cable Systems
Carrie Francis	EGO Pharmaceuticals, PTY LTD	Jerry Leigh Entertainment	Cycles Lambert, Inc.
ClearGage, LLC	Genzyme Diagnostics	Jockey International	Dassault Falcon Jet
Cliff Bar & Company	Infineum	John Paul Richard	Ficosota Ltd., Ital Food S.A.
Cott Beverages Limited	Kremers Urban Pharmaceuticals	Joseph Ribkoff	Follett Corporation
Dometic Group AB	Norbrook Laboratories	Jump Design Group, Inc.	Gardner- White Furniture
Electrolux S.E.A. Pte Ltd	Norgine	Just Fabulous	Henley Enterprises, Inc.
Ergobaby	Novartis Pharma Services	Lacrosse Footwear	Hilco
Founders Brewing Company	Omega Pharma International NV	Land ‘n Sea	Husqvarna AB
Freddy Hirsch	OneMed Holdings	Landau Uniform	Hy- Ko Products
Glen Raven, Inc.	Sandoz	Legendary Whitetails	Interlock USA, Inc.
Griffith Laboratories Worldwide	Scott Specialties, Inc .	Liz Claiborne	Intertape Polymer Group
Hamilton Beach	Sigma- Aldrich Corporation	Lord Daniel Sportswear	It Works Marketing Inc.
Hancocks Wine, Spirits and Beer	Smith & Nephew	Lucky Zone	Johnson Controls
Hostess Brands	Sunovion Pharmaceuticals, Inc .	Manhattan Beachwear, LLC	KALE HAVACILIK Sanayi AS
Huhtamaki	Thermo Fisher Scientific	Men’s Wearhouse	M&G DuraVent
J.R. Simplot Company		Nebraska Furniture Mart	Mayville Engineering Company, Inc
Jackson Family Wines	Retail & Apparel	New Era Cap Co., Inc.	Nexans
Kelly Moore Paint Company, Inc	5.11Tactical	Nicole Miller	Nuplex Industries
Kingston Technology Company	A+ School Apparel	Orchard Brands	OFS Fitel, LLC
Le Creuset Group AG	Accent Décor	Orvis	ORBIS Corporation
Levolor	Aeropostale	Peds Legwear	Parker Hannifin Corporation
Marquez Brothers International	AGS Sports, Inc.	PVH Corp.	Pattonair Ltd.
Melissa and Doug	Aktieselskabet AF	Ralph Lauren	Quality Steel Corporation
Mercy Health Care	Alberto Makali	Rawlings Sporting Goods	Randa Accessories
MGA Entertainment	American Textile	Red Wing Shoe Company	Reliable Automatic Sprinkler
Mizuno USA	Ann Taylor	Renfro	Rockler Companies, Inc.
Moen	Asics	Rhone Apparel, Inc.	Sandvik
Mondelez International	Barbeques Galore Limited	Rocky Brands	Seagate Technology LLC
Neatfreak	BBC International	Siemens Medical Solutions Diagnostics	Sonoco Products
Nestle	Bernard Cap Co., Inc.	SPANX	Southwire
Online Drinks B.V.	Big Lots!	Spartan Sportswear	TD Automotive Compressor Georgia
Peet’s Coffee, Inc .	Billabong International Unlimited	Sport Obermeyer	Timken
Polaris Industries	Bioworld Merchandising	Starbucks	Universal Fiber Systems
Procter & Gamble	Biscotti	Stony Apparel	Walzcraft
Ranir, LLC	Blair Corporation	Summit Resource International	West Chester Protective Gear
Reckitt Benckisen	Bluestem, Inc.	Super Amart Pty ltd
Reily Foods	Bobs Discount Furniture	Swatfame	Wholesale Distribution
Rockline Industries	Boots UK, Ltd.	The Aldo Group	American Hotel Register Company
Sargent and Greenleaf, Inc.	Broder Brothers	The Echo Design Group	Amerisource Bergen Specialty Group
Sazerac Company	Brooks Brothers Group, Inc.	The Foschini Group Pty	Balkamp, Inc.
Stanley Black & Decker	C&A Mexico	The Home Depot	ChemPoint
Sunny Delight Beverages Company	Canada Goose	Topson Downs	CHF Industries
SweetWater Brewing Company, LLC	Charles River Apparel	Town & Country Living	Dealer Tire
Taylor Fresh Foods	Color Image Apparel, Inc.	Tristan & America	Fastenal Company
The Oneida Group	Delta Apparel	T- Shirt International	Fintyre S.p.A.
Tillamook County Creamery Association	Destination XL	Unifirst Corp	Groupe Seb Holdings
Trident Seafoods Corporation	Dutch, LLC	Upper Right Marketing	Johnstone Supply
Weber- Stephen (EMEA) GmbH	Dynasty Apparel	Urban Outfitters	RLS Shared Services, LLC
	Elan International	Valley Apparel LLC	Screwfix
Telecommunications	Everlast Worldwide	Vesi Sportswear	Southern Eagle Distributing, LLC
Brightstar Corporation	Evy of California	VF Corporation	Standard Motor Products
Ericsson	Fam Brands	Watters	The Gem Group, Inc.
Nokia	Fanatics Apparel, Inc.	Williamson- Dickie Manufacturing	Trelleborg Wheel Systems
Verizon Wireless	Fashion Avenue Knits	Wohali Outdoors	US Autoforce
	FGL Group	Wolverine Worldwide
	Finish Line	Xcel Brands
Foot Locker, Inc.

We do not have a customer who has more than 10% of fiscal 2018 revenues. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector customers.

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

Sales and Marketing

We globally market our products through direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and have North American sales and/or support offices in Boston, Chicago, Dallas, Indianapolis, New York, St. Louis, Miami, Pittsburgh and San Diego. We manage sales and/or support outside of North America from our international offices in the United Kingdom, Sweden, Germany, The Netherlands, India, New Zealand and Australia.

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

Licenses and Subscriptions

Like many business application software firms, our software revenue consists principally of fees generated from licensing our software products. In consideration of the payment of license fees, we typically grant non-exclusive, nontransferable, perpetual licenses, which are primarily business segment- and user-specific and geographically restricted. Our standard license agreement contains provisions designed to prevent disclosure and unauthorized use of our software. In these agreements, we warrant that our products will function in accordance with the specifications set forth in our product documentation.

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

Logility’s current release of Logility Voyager Solutions is version 1704, released in January 2018. Version 1704 uses a cloud-based architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution, collaborative commerce and advanced retail planning. Logility Voyager Solutions interfaces with software from leading ERP vendors such as SAP, Oracle and Infor through its industry leading supply chain MDM solution, Logility Voyager AdapLink™ which offers data validation, harmonized transformation simplified with standardized integration templates.

The current release of the traditional Demand Solutions products is DSX which was introduced in January 2014. These products are designed to work with a wide variety of MRP, ERP and legacy enterprise applications.

Our cloud-architected solutions designed for SaaS deployment with master data management built in will be important for our long-term growth. As of April 30, 2018, we employed 98 persons in product research, development and enhancement activities.

Competition

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, retail and general enterprise application market. Our existing competitors include but are not limited to:

•	Large ERP application software vendors such as SAP, Oracle and Infor, each of which offers sophisticated ERP solutions that currently, or may in the future, incorporate supply chain management, advanced planning and scheduling, warehouse management, transportation, collaboration or sales and operations planning software modules;

•	Vendors focusing on the supply chain application software market, including, but not limited to, vendors such as JDA Software, ToolsGroup and Kinaxis;

•	Other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, supply chain management software; and

•	Internal development efforts by corporate information technology departments.

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

Proprietary Rights and Licenses

Our success and ability to compete are dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although we rely on the limited protection afforded by such confidential and contractual procedures and intellectual property laws, we also believe that factors such as the knowledge, ability, and experience of our personnel, new product developments, frequent product enhancements, reliable maintenance and timeliness and quality of support services are essential to establishing and maintaining a technology leadership position. The source code for our proprietary software is protected as a trade secret and as a copyrighted work. Generally, copyrights on our products expire 95 years after the year of first publication of each product. We enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information and deliver only object code (compiled source code) to our customers. In addition, we have registered certain trademarks and have registration applications pending for other trademarks.

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

Maintain Technology Leadership. We believe we are a technology leader in the field of collaborative supply chain optimization solutions and advanced business analytics. We intend to continue to provide innovative, advanced solutions and services to this market. We believe that Logility was one of the earliest providers of SCM software solutions on a client/server platform and on Windows, and the first to introduce a collaborative supply chain planning solution that operates over the Internet. We intend to continue developing and introducing new and enhanced products and keeping pace with technological developments and emerging industry standards.

Invest Aggressively to Build Market Share. We intend to continue investing to expand our sales force, research and development efforts, and consulting infrastructure, balanced with our goal of increasing profitability. We believe these investments are necessary to increase our market share and to capitalize on the growth opportunities in the market.

Acquire or Invest in Complementary Businesses, Products and Technologies. We believe that select acquisitions or investments may provide opportunities to broaden our product offering to provide more advanced solutions for our target markets. We will evaluate acquisitions or investments that will provide us with complementary products and technologies, expand our geographic presence and distribution channels, penetrate additional vertical markets with challenges and requirements similar to those we currently meet, and further solidify our leadership position within the SCM market. In fiscal 2015, we acquired MID Retail, Inc. (“MRI”), announced on May 30, 2014, to extend our reach into retail operations and expand our ability to help customers improve their Omni-Channel performance. On August 23, 2016 we announced the acquisition of AdapChain to provide supply chain Master Data Management and streamlined integration between our portfolio of planning and optimization solutions to third party software applications. In fiscal 2018, we acquired certain assets of privately held Innovare Holding Co., Incorporated, a Delaware corporation and its subsidiaries (collectively, “Halo”) effective November 21, 2017. Halo is a supplier of advanced analytics and business intelligence solutions, for the supply chain market. . These enriched analytics will leverage interactive visualization, machine learning algorithms, and artificial intelligence (AI) to transform both structured and unstructured data to accelerate business planning performance and proactively identify new business opportunities or mitigate risks.

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

Increase Penetration of International Markets. In the fiscal year ended April 30, 2018, we generated 19% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. Logility, along with its subsidiary, DMI, has over 36 VARs in its indirect channel where the majority of the VARs are international. This experienced global distribution network expands Logility’s reach and provides sales, implementation and support resources, serving customers in more than 80 countries. We intend to further expand our international presence by creating additional relationships with distributors in Africa, Asia, Australia, Europe, North America and South America.

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

Employees

As of April 30, 2018, we had 462 full-time employees, including 98 in product research, development and enhancement, 47 in customer support, 189 in professional services, 84 in marketing, sales and sales support, and 44 in accounting, facilities and administration. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports available free of charge on or through our website, located at http://www.amsoftware.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document.

ITEM 1A.	RISK FACTORS

A variety of factors may affect our future results and the market price of our stock.

We have included certain forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K. We may also make oral and written forward-looking statements from time to time, in reports filed with the SEC and otherwise. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future, unless otherwise required by law. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

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

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial condition.

The Tax Cuts and Jobs Act (the “U.S. Tax Act”), enacted on December 22, 2017, represents a significant overhaul to the U.S. federal tax code. This tax legislation lowers the U.S. statutory tax rate from 35% to 21%, but also includes a number of provisions that could impact our U.S. federal income tax position in a reporting period, including the limitation or elimination of certain deductions or credits, and U.S. taxes on foreign earnings. In addition, any further changes to tax laws could adversely affect our effective tax rates, cause us to change the way in which we structure our business or result in other costs.

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

Governments in some jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing and use of consumer data. For example, in 2016, the European Union adopted a new law governing data practices and privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The law establishes new requirements regarding the handling of personal data. Non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence regulators to enact regulations and laws that may limit our ability to provide certain products. U.S. federal, state, or foreign laws and regulations, including laws and regulations regulating privacy, data security, or consumer protection, or other policies, public perception, standards, self-regulatory requirements or legal obligations could reduce the demand for our software products if we fail to design or enhance our products to enable our customers to comply with the privacy and security measures required by these requirements. Moreover, we may be exposed to liability under existing or new consumer data privacy legislation. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. If we or our customers were found to be subject to and in violation of any of these laws or other data privacy laws or regulations, our business could suffer and we and/or our customers would likely have to change our business practices.

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

As of June 30, 2018, James C. Edenfield, Executive Chairman, Treasurer and a Director of the Company, beneficially owned 1,821,587 shares, or 96.58%, of our Class B common stock, and 210,000 shares, or 0.72%, of our Class A common stock. If all of Mr. Edenfield’s Class B shares were converted into Class A shares, Mr. Edenfield would beneficially own 2,031,587 Class A shares, which would represent approximately 6.57% of all outstanding Class A shares after giving effect to such conversion. As a result of Mr. Edenfield’s ownership of Class B common stock, he has the right to elect a majority of our Board of Directors. Moreover, Mr. Edenfield and a member of his immediate family constitute two of the six members of the Board, and thus have significant influence in directing the actions of the Board of Directors. Such control and concentration of ownership may discourage a potential acquirer from making a purchase offer that other shareholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

Because Mr. Edenfield has the ability to elect more than half of the members of our Board of Directors, we are a “controlled company” within the meaning of the rules governing companies with stock quoted on the NASDAQ Global Select Market. Under these rules, a “controlled company” is a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. As a controlled company, we are exempt from certain corporate governance requirements, including requirements that: (1) a majority of the board of directors consist of independent directors; (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors; and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. Our Board of Directors does not have a majority of independent directors, and our compensation committee is not required to consist entirely of independent directors. We are not required to have, and have not chosen to establish, a nominating committee. Accordingly, our procedures for approving significant corporate decisions are not subject to the same corporate governance requirements as non-controlled companies with stock quoted on the NASDAQ Global Select Market.

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

On May 16, 2018, our Board of Directors declared quarterly dividends of $0.11 per share, payable to our Class A and Class B common stockholders. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. However, our dividend policy may be affected by, among other things, our views on business conditions, our financial position, earnings, earnings outlook, capital spending plans and other factors that our Board of Directors considers relevant at that time. Our dividend policy has changed in the past and may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on the market price of our common stock.

The price of our common stock may decline due to shares eligible for future sale or actual future sales of substantial amounts of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. As of June 30, 2018, if all of our outstanding Class B common shares were converted into Class A common shares, our current directors and executive officers of the Company as a group would beneficially own approximately 10.95% of all outstanding Class A common shares after giving effect to such conversion. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

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

Each of our three segments makes use of the property at 470 East Paces Ferry Road and our SCM segment occupies office space that we lease in the United Kingdom, Sweden, Germany, The Netherlands, India, New Zealand and Australia.

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

Trading Market

Our Class A Common Shares are listed on the NASDAQ Global Select Market under the symbol “AMSWA”. As of July 6, 2018, there were 11,013 holders of Class A shares who held their stock either individually or in nominee or “street” names through various brokerage firms, and two holders of Class B Common Shares.

Market Price Information

The table below presents the quarterly high and low sales prices for American Software, Inc. Class A common stock as reported by NASDAQ, for the Company’s last two fiscal years, as well as the amount of cash dividends declared in each quarter:

	High	Low	Cash Dividends Declared
Fiscal Year 2018
First Quarter	$11.97	$9.69	$0.11
Second Quarter	12.41	9.13	0.11
Third Quarter	13.21	11.63	0.11
Fourth Quarter	13.35	11.38	0.11
Fiscal Year 2017
First Quarter	$11.13	$8.85	$0.11
Second Quarter	11.59	9.97	0.11
Third Quarter	11.50	9.91	0.11
Fourth Quarter	11.11	9.97	0.11

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2018:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,275,836	$9.90	1,396,543

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

Stock Price Performance Graph

The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the NASDAQ Composite Index and a peer group index on a quarterly basis. The graph reflects the investment of $100 on April 30, 2013 in the Company’s stock, the NASDAQ Stock Market-US Companies (“NASDAQ Composite Index”) and in the NASDAQ Computer Index, a published industry peer group index. The NASDAQ Computer Index consists of approximately 316 NASDAQ-listed companies, including computer hardware and software companies that furnish computer programming and data processing services and firms that produce computers, office equipment, and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2018.

	FY 2013	FY 2014	FY 2015	FY 2016	FY 2017	FY 2018
American Software(a)	$100	$118	$125	$124	$156	$192
NASDAQ Composite	100	124	148	143	182	212
NASDAQ Computer Index	100	128	156	152	210	256

(a)	This series includes dividends paid over the disclosed period.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2018:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2018 through February 28, 2018	—	$—	—	946,321
March 1, 2018 through March 31, 2018	—	$—	—	946,321
April 1, 2018 through April 30, 2018	—	$—	—	946,321

Total Fiscal 2018 Fourth Quarter	—	$—	—	946,321

*	The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Transfer Agent

American Stock Transfer & Trust Company LLC

6201 15th Ave.

Brooklyn, NY 11219

Toll free: (800) 937-5449

Local & international: (718) 921-8124

http://www.astfinancial.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in the Class A common shares of American Software, Inc:

Archipelago Stock Exchange	Maxim Group, LLC
B. Riley FBR, Inc.	Merrill Lynch, Pierce, Fenner Incorporated
Barclays Capital Inc./LE	Nasdaq Execution Services, LLC.
BNY Mellon Capital Markets, LLC	Nasdaq OMX PHLX, LLC.
Canaccord Genuity Inc.	Needham & Company, LLC
Cantor Fitzgerald & Co.	New York Stock Exchange
CBOE Trading, Inc.	Raymond, James & Associates
Citadel Derivatives Group, LLC	RBC Capital Markets, LLC
Citadel Securities, LLC	Stifel, Nicolaus & Company
Deutsche Banc Alex Brown	Sun Trading, LLC
Direct Edge ECN LCC	SunTrust Capital Markets, Inc.
EG Market Technologies, LLC	Susquehanna Financial Group, LLP
G1 Execution Services, LLC	Susquehanna Securities
Goldman Sachs & Co. LLC	Two Sigma Securities, LLC
IEX Services, LLC	UBS Securities, LLC
Imc Financial Markets	Virtu Americas, LLC
Jefferies, LLC	Wall Street Investor Services
Latour Trading, LLC	Wolverine Securities, LLC

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended April 30, 2018, 2017, 2016, 2015, and 2014 is derived from our audited consolidated financial statements.

Consolidated Statements of Operations Data:

	Years Ended April 30,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Revenues:
License fees	$15,344	$15,584	$22,043	$16,748	$20,011
Services and other	53,518	48,313	51,099	47,215	44,377
Maintenance	43,841	42,389	40,747	38,910	36,213

Total revenues	112,703	106,286	113,889	102,873	100,601

Cost of revenues:
License fees	7,077	7,563	7,688	7,675	4,043
Services and other	33,597	33,814	37,100	34,204	31,645
Maintenance	9,326	9,707	9,441	8,580	8,027

Total cost of revenues	50,000	51,084	54,229	50,459	43,715

Gross margin	62,703	55,202	59,660	52,414	56,886
Operating expenses:
Research and development costs	11,877	11,889	11,248	11,088	9,074
Sales and marketing expense	20,658	20,287	22,164	18,667	20,414
General and administrative expenses	16,057	14,219	12,449	12,923	12,401
Amortization of acquisition-related intangibles	580	1,041	272	394	472

Total operating expenses	49,172	47,436	46,133	43,072	42,361

Operating income	13,531	7,766	13,527	9,342	14,525
Other income, net	2,184	13,849	1,173	1,060	1,372

Earnings before income taxes	15,715	21,615	14,700	10,402	15,897
Income tax expense	3,662	6,994	4,458	2,274	5,566

Net earnings	$12,053	$14,621	$10,242	$8,128	$10,331

Earnings per common share(a):
Basic	$0.40	$0.50	$0.36	$0.29	$0.37

Diluted	$0.40	$0.49	$0.35	$0.28	$0.37

Weighted average common shares—Basic	30,080	29,232	28,727	28,283	27,636
Diluted	30,472	29,567	29,005	28,614	28,111
Cash dividends declared	$0.44	$0.44	$0.40	$0.40	$0.30
Consolidated Balance Sheet Data:
Cash and cash equivalents	$52,794	$66,001	$49,004	$44,655	$55,803
Investments—short and long term	$35,014	$23,787	$28,881	$30,740	$23,771
Working capital	$61,402	$66,789	$54,801	$46,340	$58,820
Total assets	$162,965	$148,774	$136,724	$134,266	$131,220
American Software, Inc. shareholders’ equity	$112,584	$103,750	$94,894	$92,926	$92,560

(a)	Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.39, $0.49, $0.35, $0.29, and $0.37 for the years ended April 30, 2018, 2017, 2016, 2015, and 2014, respectively. See Note 1(r) to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements for the fiscal year ended April 30, 2018, describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability, stock-based compensation, income taxes and business combination. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition. We recognize revenue predominantly in accordance with the Software Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is persuasive evidence of an arrangement, and vendor-specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, training, Software as a Service (SaaS), hosting and managed services. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. Furthermore, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we (1) act as principal in the transaction, (2) take title to the products, (3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded on a gross basis.

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

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2018, 2017, and 2016 and the percentage increases and decreases in those items for the years ended April 30, 2018 and 2017:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
License	14%	15%	19%	(2)%	(29)%
Services and other	47	45	45	11	(5)
Maintenance	39	40	36	3	4

Total revenues	100	100	100	6	(7)

Cost of revenues:
License	6	7	7	(6)	(2)
Services and other	30	32	33	(1)	(9)
Maintenance	8	9	8	(4)	3

Total cost of revenues	44	48	48	(2)	(6)

Gross margin	56	52	52	14	(7)

Research and development	11	11	10	—	6
Sales and marketing	18	19	19	2	(8)
General and administrative	14	13	11	13	14
Amortization of acquisition-related intangibles	1	1	—	(44)	nm

Total operating expenses	44	44	40	4	3

Operating income	12	7	12	74	(43)
Other income:
Interest income	1	1	1	25	(7)
Other, net	1	12	—	(95)	nm

Earnings before income taxes	14	21	13	(27)	47
Income tax expense	3	7	4	(48)	57

Net earnings	11%	14%	9%	(18)%	43%

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

In April 2018, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2018 and 2019 world economic growth forecast. The update noted that, “The upswing in global investment and trade continued in the second half of 2017. At 3.8 percent, global growth in 2017 was the fastest since 2011. With financial conditions still supportive, global growth is expected to tick up to a 3.9 percent rate in both 2018 and 2019. Advanced economies will grow faster than potential this year and next; euro area economies are set to narrow excess capacity with support from accommodative monetary policy, and expansionary fiscal policy will drive the US economy above full employment. Aggregate growth in emerging market and developing economies is projected to firm further, with continued strong growth in emerging Asia and Europe and a modest upswing in commodity exporters after three years of weak performance.”

For the fiscal 2019, we expect the global economy to improve when compared to the prior year, which could result in an improved selling environment. Overall information technology spending is improving as a result of the current global economic environment. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Market Conditions by Operating Segment

We operate and manage our business in three segments based on software and services provided in three key product markets: (1) SCM, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (2) IT Consulting, which consists of IT staffing and consulting services and (3) Other, which consists of (i) American Software ERP, a provider of purchasing and materials management, customer order processing, financial, human resources, and manufacturing functions, and (ii) unallocated corporate overhead expenses. The SCM segment represents the business of Logility, as well as DMI, Halo and NGC.

Our SCM segment experienced a 9% increase in revenues during fiscal 2018 when compared to fiscal 2017, primarily due to a 22% increase in services and other revenues and a 4% increase in maintenance revenue partially offset by a 1% decrease in license fees. Our SCM segment experienced a 3% decrease in revenues during fiscal 2017 when compared to fiscal 2016, due primarily to a 28% decrease in license fees that was partially offset by a 6% increase in services and other revenues, and 4% increase in maintenance revenue.

Our IT Consulting segment experienced an approximately 6% decrease in revenues in fiscal 2018 when compared to fiscal 2017 and a decrease in revenues of approximately 18% in fiscal 2017 when compared to fiscal 2016, due primarily to a fluctuations in IT staffing work at our largest customer and in fiscal year 2017 a decrease in customer project work. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost-effective for them. In the past, this trend has resulted in increased business for this segment. However, there is a countervailing trend to outsourcing IT to international markets that historically have been more price competitive than domestic sources like ourselves. Our largest consulting customer comprised 45% of our IT Consulting revenues in fiscal 2018, 42% in fiscal 2017 and 38% in fiscal 2016. The loss of this customer would negatively and materially affect our IT Consulting business.

The Other segment revenues increased 1% in fiscal 2018 when compared to fiscal 2017, primarily due to a 15% increase in services and other revenues that was partially offset by a 12% decrease in license fees and a 4% decrease in maintenance revenues. The Other segment revenues decreased 13% in fiscal 2017 when compared to fiscal 2016, primarily due to a 64% decrease in license fees and an 8% decrease in services and other revenues partially offset by a 2% increase in maintenance revenues.

REVENUES

	Years Ended April 30,
	2018	2017	2016	% Change		% of Total Revenues
				2018 to 2017	2017 to 2016	2018	2017	2016
	(in thousands)
License	$15,344	$15,584	$22,043	(2)%	(29)%	14%	15%	19%
Services and other	53,518	48,313	51,099	11%	(5)%	47%	45%	45%
Maintenance	43,841	42,389	40,747	3%	4%	39%	40%	36%

Total revenues	$112,703	$106,286	$113,889	6%	(7)%	100%	100%	100%

For the year ended April 30, 2018, the 6% increase in total revenues was attributable primarily to a 11% increase in services and other revenue, a 3% increase in maintenance revenues partially offset by a 2% decrease in license revenues.

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

International revenues represented approximately 19% of total revenues for the year ended April 30, 2018, 18% of total revenues for the year ended April 30, 2017, and 17% for the year ended April 30, 2016. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

License revenues

	Years Ended April 30,
	2018	2017	2016	% Change
				2018 to 2017	2017 to 2016
	(in thousands)
Supply Chain Management	$15,177	$15,394	$21,508	(1)%	(28)%
Other	167	190	535	(12)%	(64)%

Total license revenues	$15,344	$15,584	$22,043	(2)%	(29)%

For the year ended April 30, 2018, license fee revenues decreased by 2% when compared to the previous year due primarily to lower overall business information technology spending. SCM experienced a 1% decrease in license fees primarily due to the increased sales of our products on our Cloud Services platform that require revenue to be deferred over the life of the contracted period, which is typically one to three years. Our Other business segment experienced a 12% decrease in license fees for the year ended April 30, 2018 when compared to the same period in the prior year due to the timing of selling into the installed customer base. SCM constituted 99%, 99% and 98% of our total license fee revenues for the years ended April 30, 2018, 2017 and 2016, respectively.

For the year ended April 30, 2017, license fee revenues decreased by 29% when compared to the previous year due primarily to the economic uncertainty related to the Brexit vote in the United Kingdom, U.S. elections and lower overall business information technology spending. SCM experienced a 28% decrease in license fees partly due to the overall uncertainty in the direction of the global economy and increased sales of our products on our Cloud Services platform that require revenue to be deferred over the life of the contracted period, which is typically one to three years. Our Other business segment experienced a 64% decrease in license fees for the year ended April 30, 2017 when compared to the same period in the prior year due to the overall uncertainty in the direction of the global economy and to the timing of selling into the installed customer base.

The direct sales channel provided approximately 85% of license fee revenues for the year ended April 30, 2018, compared to approximately 77% in fiscal 2017 and 79% in fiscal 2016. The increase in direct license fees from fiscal 2017 to fiscal 2018 was largely the result of higher overall business information technology spending, particularly at our direct channel which tends to be larger size transactions. The decrease in direct license fees from fiscal 2016 to fiscal 2017 was largely the result of economic uncertainty related to the Brexit vote in the United Kingdom, U.S. elections and lower overall business information technology spending, particularly at our direct channel which tends to be larger size transactions.

For the year ended April 30, 2018, our margins after commissions on direct sales were approximately 84%, and our margins after commissions on indirect sales were approximately 36%. For the year ended April 30, 2017, our margins after commissions on direct sales were approximately 85%, and our margins after commissions on indirect sales were approximately 46%. For the year ended April 30, 2016, our margins after commissions on direct sales were approximately 85%, and our margins after commissions on indirect sales were approximately 48%. The margins after commissions were relatively consistent as a range of 84% to 85% for direct and a range of 36% and 48% for indirect sales. The indirect channel margins for the fiscal year decreased when compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. DMI is the source of the bulk of our indirect sales and the commission percentage varies based on whether the sale is domestic or international.

Services and other revenues

	Years Ended April 30,
	2018	2017	2016	% Change
				2018 to 2017	2017 to 2016
	(in thousands)
Supply Chain Management	$34,127	$27,873	$26,310	22%	6%
IT Consulting	18,460	19,633	23,913	(6)%	(18)%
Other	931	807	876	15%	(8)%

Total services and other revenues	$53,518	$48,313	$51,099	11%	(5)%

The 11% increase in services and other revenues for the year ended April 30, 2018 when compared to fiscal 2017 was due primarily to our SCM segment which increased 22% in services and other revenues for the year ended April 30, 2018 when compared to fiscal 2017 as a result of an increase in services revenue related to our Cloud Services area and utilization from project implementation services. Our Other segment increased 15% in services and other revenues for the year ended April 30, 2018 when compared to fiscal 2017 as a result of timing of implementation project work. Partially offsetting the increase was our IT Consulting segment which decreased 6% in fiscal 2018 when compared to fiscal 2017 due to the completion in the first half of fiscal 2017 of an IT project from one of our larger customers.

The 5% decrease in services and other revenues for the year ended April 30, 2017 when compared to fiscal 2016 was due primarily to a 18% decrease at our IT Consulting segment due to the completion in the first half of fiscal 2016 of an IT project from one of our larger customers. Our Other segment decreased 8% in services and other revenues for the year ended April 30, 2017 when compared to fiscal 2016 as a result of timing of implementation project work at NGC. Partially offsetting the decrease was our SCM segment which increased 6% in services and other revenues for the year ended April 30, 2017 when compared to fiscal 2016 as a result of an increase in utilization from project implementation services and services revenue related to our Logility Cloud Services area.

As of April 30, 2018, Cloud Services Annual Contract Value (“ACV”) was $12.7 million, an increase of approximately 108% compared to $6.1 million as of the same date for the prior year. ACV is comprised of software-as-a-service (“SaaS”) of $9.8 million compared to approximately $3.8 million as of the same date last year and other cloud services ACV of $2.9 million compared to $2.3 million as of the same date last year. ACV is a forward-looking operating measure used by management to better understand cloud services (SaaS and other related cloud services) revenue trends within our business, as it reflects our current estimate of revenue to be generated under existing client contracts in the forward 12-month period.

In our software segments, we have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance revenues

	Years Ended April 30,
	2018	2017	2016	% Change
				2018 to 2017	2017 to 2016
	(in thousands)
Supply Chain Management	$42,309	$40,790	$39,183	4%	4%
Other	1,532	1,599	1,564	(4)%	2%

Total maintenance revenues	$43,841	$42,389	$40,747	3%	4%

The 3% increase in total maintenance revenues for the year ended April 30, 2018 was due to a 4% increase in maintenance revenues from our SCM segment due to improved customer retention and additional license sales. This increase was partially offset by a 4% decrease in our Other segment due lower customer renewals and lower software license sales.

The 4% increase in total maintenance revenues for the year ended April 30, 2017 was primarily due to a 4% increase in maintenance revenues from our SCM and Other segments as a result of an increase in maintenance revenue from recent software license sales.

The SCM segment’s maintenance revenues constituted 96% of total maintenance revenues for the years ended April 30, 2018, 2017 and 2016. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Years Ended April 30,
	2018		2017		2016
	(in thousands)
Gross margin on license fees	$8,267	54%	$8,021	51%	$14,355	65%
Gross margin on services and other	19,921	37%	14,499	30%	13,999	27%
Gross margin on maintenance	34,515	79%	32,682	77%	31,306	77%

Total gross margin	$62,703	56%	$55,202	52%	$59,660	52%

The total gross margin percentage for the year ended April 30, 2018 increased to 56% in fiscal 2018 when compared to 52% in fiscal 2017 due to the increase in gross margin percentage for license fees margins, services and other gross margins and maintenance gross margin. The total gross margin percentage for the year ended April 30, 2017 was primarily the same as the prior fiscal year due to the increase in gross margin percentage on services and other gross margins. This was partially offset by a decrease in license fees margins when compared to the prior year.

Gross Margin on License Fees

The increase in license fee gross margin percentage for the year ended April 30, 2018 when compared to fiscal 2017 was primarily due to lower capitalized software amortization expense. We expect capitalized software amortization expense to increase in fiscal 2019 when compared to fiscal 2018.

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

Gross Margin on Services and Other

For the year ended April 30, 2018, our gross margin percentage on services and other revenues increased from 30% in fiscal 2017 to 37% in fiscal 2018 primarily due to higher gross margins in our SCM segment services gross margin which increased from 38% in fiscal 2017 to 46% in fiscal 2018 primarily due to an increase in our Cloud Service revenue which has higher margins. Our IT Consulting segment services gross margin also increased from 18% in fiscal 2017 to 21% in fiscal 2018 due to an increase in project related billing. Our Other segment increased from 33% in fiscal 2017 to 44% in fiscal 2018 due to improved billing utilization rates.

For the year ended April 30, 2017, our gross margin percentage on services and other revenues increased from 27% in fiscal 2016 to 30% in fiscal 2017 due to higher gross margins in our Other segment, which increased from 20% in fiscal 2016 to 39% in fiscal 2017 due to improved billing utilization rates. Our SCM segment services gross margin was 38% and 39% in fiscal 2017 and fiscal 2016, respectively. Our IT Consulting segment services gross margin was 18% in fiscal 2017 and fiscal 2016.

As discussed above, our IT Consulting segment typically has lower margins when compared to the Other segments that have higher margin implementation service revenue, so a decrease in the percentage of services revenues from our IT Consulting segment tends to cause our overall services gross margin percentage to increase. The IT Consulting segment was 34%, 41% and 47% of the Company’s services revenues in fiscal 2018, 2017 and 2016, respectively. Our SCM segment was 64%, 57% and 51% of the Company’s services revenues in fiscal 2018, 2017 and 2016, respectively. Our Other segment was 2%, 2% and 2% of the Company’s services revenues in fiscal 2018, 2017 and 2016, respectively.

Gross Margin on Maintenance

Maintenance gross margin percentage remained relatively consistent for the years ended April 30, 2018, 2017 and 2016 in the range of 77% to 79%.

EXPENSES

	Years Ended April 30,
	2018	2017	2016	% of Revenues
				2018	2017	2016
	(in thousands)
Research and development	$11,877	$11,889	$11,248	11%	11%	10%
Sales and marketing	20,658	20,287	22,164	18%	19%	19%
General and administrative	16,057	14,219	12,449	14%	13%	11%
Amortization of acquisition-related intangible assets	580	1,041	272	1%	1%	—
Other income, net	2,184	13,849	1,173	2%	13%	1%
Income tax expense	3,662	6,994	4,458	3%	7%	4%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended
	April 30, 2018	Percent Change	April 30, 2017	Percent Change	April 30, 2016
	(in thousands)
Total capitalized computer software development costs	$4,804	29%	$3,724	15%	$3,246
Percentage of gross product research and development costs	29%		24%		22%
Total research and development expense	11,877	0%	11,889	6%	11,248

Percentage of total revenues	11%		11%		10%
Total research and development expense and capitalized computer software development costs	$16,681	7%	$15,613	8%	$14,494

Percentage of total revenues	15%		15%		13%
Total amortization of capitalized computer software development costs*	$3,690	(13)%	$4,250	8%	$3,921

*	Included in cost of license fees

For the year ended April 30, 2018, gross product research and development costs increased by 7% primarily due to increased headcount from the Halo acquisition and additional hiring. Capitalized software development costs increased in fiscal 2018 compared to fiscal 2017 due to timing of project work. Amortization of capitalized software development decreased 13% in fiscal 2018 when compared to fiscal 2017 due to timing of project releases.

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

Sales and Marketing

In the year ended April 30, 2018, the increase in sales and marketing expenses compared to fiscal 2017 was due primarily to a higher headcount and higher sales commissions. In the year ended April 30, 2017, the decrease in sales and marketing expenses compared to fiscal 2016 was due primarily to a lower headcount and lower sales commission as a result of lower direct license fees.

General and Administrative

For the year ended April 30, 2018, the increase in general and administrative expenses compared to fiscal 2017 was primarily due to an increase in the overhead costs related to the Halo acquisition and an increase in variable compensation expense.

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

The total number of employees was 462 on April 30, 2018, 372 on April 30, 2017 and 420 on April 30, 2016.

Amortization of Acquisition-related Intangible Assets

For the year ended April 30, 2018, we recorded $1,849,000 in intangible amortization expense, of which $580,000 is included in operating expenses and $1,269,000 is included in cost of license fees.

For the year ended April 30, 2017, we recorded $1,659,000 in intangible amortization expense, of which $1,041,000 is included in operating expenses and $618,000 is included in cost of license fees.

Operating Income/(Loss)

	Years Ended April 30,
				% Change
	2018	2017	2016	2018 to 2017	2017 to 2016
	(in thousands)
Supply Chain Management	$19,580	$13,103	$17,793	49%	(26)%
IT Consulting	985	890	1,327	11%	(33)%
Other*	(7,034)	(6,227)	(5,593)	13%	11%

Total Operating Income	$13,531	$7,766	$13,527	74%	(43)%

*	Includes certain unallocated expenses.

Our SCM segment increased operating income by 49% in fiscal 2018 compared to fiscal 2017 primarily due to a 9% increase in revenues and an increase in gross margins related to an increase in Cloud services revenue. This was partially offset by the increased costs associated with the Halo acquisition. Our SCM segment decreased operating income by 26% in fiscal 2017 compared to fiscal 2016 primarily due to a 2% decrease in revenues and the increased cost associated with the AdapChain acquisition.

Our IT Consulting segment operating income increased 11% in fiscal 2018 compared to fiscal 2017 primarily due to an increase in higher margin billable project services. Our IT Consulting segment operating income decreased 33% in fiscal 2017 compared to fiscal 2016 primarily due to a 18% decrease in revenues.

The increase in the Other segment operating loss in fiscal 2018 when compared to fiscal 2017 was due primarily to an increase in corporate variable compensation. The increase in the Other segment operating loss in fiscal 2017 when compared to fiscal 2016 was due primarily to the 13% decrease in revenues in fiscal 2017 when compared to fiscal 2016.

Other Income

Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, realized and unrealized gains and losses from investments and gains from the sales of real estate. Other income was approximately $2.2 million in the year ended April 30, 2018 compared to $13.8 million in fiscal 2017. The decrease was primarily due to the sale of real estate for $11.8 million in the fourth quarter of fiscal 2017 and lower rental income from the leases on our Atlanta property of $357,000 in fiscal 2018 compared to $774,000 in fiscal 2017. This decrease was partially offset by higher interest income of $1,575,000 in fiscal 2018 compared to $1,257,000 in fiscal 2017 and lower exchange rate losses of approximately $16,000 compared to $285,000 for the same period last year.

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

For the years ended April 30, 2018 and 2017, our investments generated an annualized yield of approximately 1.36% and 1.62%, respectively.

Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 30.3%. This is the result of using the tax rate of 35% for the first eight months of fiscal year 2018 and the reduced tax rate of 21% for the final four months of fiscal year 2018. During the year ended April 30, 2018, we recorded a $1.2 million benefit from the impact of changes in the tax rate, primarily on deferred tax assets and liabilities, which was included in income tax expense on our consolidated statement of operations and deferred income taxes on our consolidated balance sheet. We remeasured our deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized.

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

The following tables show information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2018, 2017 and 2016. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended April 30,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$6,754	$19,780	$18,291
Net cash (used in) provided by investing activities	(15,382)	4,238	(3,901)
Net cash used in financing activities	(4,579)	(7,021)	(10,041)

Net change in cash and cash equivalents	$(13,207)	$16,997	$4,349

The decrease in cash provided by operating activities in fiscal 2018 compared to fiscal 2017 was due primarily to:

(1) an increase in the purchases of trading securities due to timing, (2) a decrease in accounts payable and other liabilities in fiscal 2018 when compared to an increase in fiscal 2017 due primarily to timing and the amount of sales commissions, bonuses and tax liabilities, (3) an increase in accounts receivable in fiscal 2018 when compared to an decrease in fiscal 2017 due to timing of sales and billing, (4) a decrease in net earnings, (5) a decrease in the net proceeds from sales and maturities of trading securities in fiscal 2018 compared to fiscal 2017 due to timing of purchases and maturity dates, (6) an increase in prepaid expenses and other assets in fiscal 2018 compared to the increase in fiscal 2017 due to timing of purchases and (7) lower depreciation and amortization expense due to timing of closing capitalized software projects and the sale of real estate in fiscal 2017 (8) higher gains on unrealized investments due to timing of sales of investments, and (9) a decrease in deferred income taxes in fiscal 2018 compared to fiscal 2017 due to timing.

These factors were partially offset by: (1) gain on the sale of fixed assets from our sale of real estate in fiscal 2017, (2) an increase in deferred revenues in fiscal 2018 when compared to a fiscal 2017 primarily due timing of cloud and maintenance revenue recognition, and (3) a higher stock-based compensation expense in fiscal 2018 compared to last year due to the more options granted.

The increase in cash used in investing activities in fiscal 2018 compared to cash provided by investing activities in fiscal 2017 was due (1) to proceeds from the sale of real estate in fiscal 2017, (2) an increase in the purchase of business in fiscal 2018 compared to fiscal 2017, (3) an increase in capitalized software development costs due to the timing of R&D efforts and (4) higher purchases of equipment.

The decrease in cash used in financing activities in fiscal 2018 when compared to fiscal 2017 was due primarily to: (1) an increase in proceeds from exercise of stock options, (2) no payment for accrued acquisition consideration in fiscal 2018 compared to fiscal 2017. This was partially offset by an increase in cash dividends paid on common stock in fiscal 2018 when compared to fiscal 2017 due to an increase in the shares outstanding.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$52,794	$66,001
Investments	35,014	23,787

Total cash and investments	$87,808	$89,788

Net (decrease) increase in total cash and investments	$(1,980)	$11,903

The following table provides information regarding our known contractual obligations as of April 30, 2018 (in thousands): (See Notes to Consolidated Financial Statements—Note 8)

	Payments due by Period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$2,207	$1,056	$765	$386	$—

As a result of the positive cash flows from operations our business has generated in recent periods, and because as of April 30, 2018, we had $87.8 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We currently do not have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days Sales Outstanding (DSO) in accounts receivable were 68 and 69 days as of April 30, 2018 and April 30, 2017, respectively. Our current ratio on April 30, 2018 was 2.3 to 1, compared to 2.6 to 1 on April 30, 2017. DSO can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales (which typically have installment payment terms), seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through April 30, 2018, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. Under all repurchase plans as of April 30, 2018, we have repurchased 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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

Foreign Currency. For the fiscal years ended April 30, 2018 and 2017, we generated 19% and 18% of our revenues outside of the United States, respectively. We typically denominate our international sales in U.S. dollars, euros or British pounds sterling. Our consolidated financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of approximately $16,000 and $285,000 in fiscal years 2018 and 2017, respectively. We estimate that a 10% movement in foreign currency rates would have the effect of creating an exchange gain or loss of approximately $402,000.

Interest Rates and Other Market Risks. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of our cash equivalents and investments as of April 30, 2018 was approximately $82 million.

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

Our management, including our Principal Executive Officer (“PEO”) and President, assessed the effectiveness of our internal control over financial reporting as of April 30, 2018. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our PEO and President, has concluded that our internal control over financial reporting was effective as of April 30, 2018.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of April 30, 2018, and this attestation report follows immediately below.

(b) Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

American Software, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited American Software, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of April 30, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2018, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”), and our report dated July 13, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Atlanta, Georgia

July 13, 2018

(c) Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

American Software, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries (the “Company”) as of April 30, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2018, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 13, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1982.

Atlanta, Georgia

July 13, 2018

American Software, Inc. and Subsidiaries

Consolidated Balance Sheets

April 30, 2018 and 2017

(in thousands, except share data)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$52,794	$66,001
Investments	26,121	19,332
Trade accounts receivable, less allowance for doubtful accounts of $159 at April 30, 2018 and $171 at April 30, 2017:
Billed	18,643	17,060
Unbilled	3,375	2,811
Prepaid expenses and other current assets	6,592	4,322

Total current assets	107,525	109,526
Investments-noncurrent	8,893	4,455
Property and equipment, net	3,034	2,055
Capitalized software, net	9,728	8,614
Goodwill	25,888	19,549
Other intangibles, net	5,120	3,399
Other assets	2,777	1,176

Total assets	$162,965	$148,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,974	$1,541
Accrued compensation and related costs	6,310	3,329
Dividends payable	3,367	3,259
Other current liabilities	1,246	5,171
Deferred revenue	33,226	29,437

Total current liabilities	46,123	42,737
Deferred income taxes	2,615	1,994
Long-term deferred revenue	147	214
Other long-term liabilities	1,496	79

Total liabilities	50,381	45,024
Shareholders’ equity:
Common stock:
Class A, $0.10 par value. Authorized 50,000,000 shares: Issued and outstanding 33,141,764 (28,553,132, net) shares at April 30, 2018 and 31,821,508 (27,232,876, net) shares at April 30, 2017	3,314	3,182
Class B, $0.10 par value. Authorized 10,000,000 shares: Issued and outstanding 2,057,390 shares at April 30, 2018 and 2,393,336 shares at April 30, 2017; convertible into Class A shares on a one-for-one basis	205	239
Additional paid-in capital	131,258	121,280
Retained earnings	3,366	4,608
Class A treasury stock, 4,588,632 shares at April 30, 2018 and 4,588,632 shares at April 30, 2017, at cost	(25,559)	(25,559)

Total shareholders’ equity	112,584	103,750

Commitments and contingencies
Total liabilities and shareholders’ equity	$162,965	$148,774

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended April 30, 2018, 2017, and 2016

(In thousands, except per share data)

	2018	2017	2016
Revenues:
License	$15,344	$15,584	$22,043
Services and other	53,518	48,313	51,099
Maintenance	43,841	42,389	40,747

Total revenues	112,703	106,286	113,889

Cost of revenues:
License	7,077	7,563	7,688
Services and other	33,597	33,814	37,100
Maintenance	9,326	9,707	9,441

Total cost of revenues	50,000	51,084	54,229

Gross margin	62,703	55,202	59,660

Research and development	11,877	11,889	11,248
Sales and marketing	20,658	20,287	22,164
General and administrative	16,057	14,219	12,449
Amortization of acquisition-related intangibles	580	1,041	272

Total operating expenses	49,172	47,436	46,133

Operating income	13,531	7,766	13,527
Other income:
Interest income	1,575	1,257	1,346
Other, net	609	12,592	(173)

Earnings before income taxes	15,715	21,615	14,700
Income tax expense	3,662	6,994	4,458

Net earnings	$12,053	$14,621	$10,242

Earnings per common share:(a)
Basic	$0.40	$0.50	$0.36

Diluted	$0.40	$0.49	$0.35

Shares used in the calculation of earnings per common share:
Basic	30,080	29,232	28,727
Diluted	30,472	29,567	29,005

(a)	Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.39, $0.49 and $0.35 for the years ended April 30, 2018, 2017 and 2016, respectively. See Note 1 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years ended April 30, 2018, 2017, and 2016

(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained earnings	Treasury stock	Total shareholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2015	30,566,099	$3,057	2,587,086	$259	$110,829	$4,159	$(25,378)	$92,926
Proceeds from stock options exercised	306,848	30	—	—	1,788	—	—	1,818
Conversion of Class B shares into Class A shares	100,000	10	(100,000)	(10)	—	—	—	—
Stock-based compensation	—	—	—	—	1,593	—	—	1,593
Net earnings	—	—	—	—	—	10,242	—	10,242
Dividends declared	—	—	—	—	—	(11,504)	—	(11,504)
Repurchase of common shares	—	—	—	—	—	—	(181)	(181)

Balance at April 30, 2016	30,972,947	3,097	2,487,086	249	114,210	2,897	(25,559)	94,894
Proceeds from stock options exercised	754,811	75	—	—	5,642	—	—	5,717
Conversion of Class B shares into Class A shares	93,750	10	(93,750)	(10)	—	—	—	—
Stock-based compensation	—	—	—	—	1,428	—	—	1,428
Net earnings	—	—	—	—	—	14,621	—	14,621
Dividends declared	—	—	—	—	—	(12,910)	—	(12,910)

Balance at April 30, 2017	31,821,508	3,182	2,393,336	239	121,280	4,608	(25,559)	103,750
Proceeds from stock options exercised	984,310	98	—	—	8,511	—	—	8,609
Conversion of Class B shares into Class A shares	335,946	34	(335,946)	(34)	—	—	—	—
Stock-based compensation	—	—	—	—	1,467	—	—	1,467
Net earnings	—	—	—	—	—	12,053	—	12,053
Dividends declared	—	—	—	—	—	(13,295)	—	(13,295)

Balance at April 30, 2018	33,141,764	$3,314	2,057,390	$205	$131,258	$3,366	$(25,559)	$112,584

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended April 30, 2018, 2017, and 2016

(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net earnings	$12,053	$14,621	$10,242
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,030	6,640	5,618
Stock-based compensation expense	1,467	1,428	1,593
Accretion of liability from purchase of business	—	—	11
Net (gain)/loss on investments	(254)	(146)	994
Net (gain) on sale of fixed assets	—	(11,776)	—
Deferred income tax expense/(benefit)	621	675	(312)
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(24,541)	(10,267)	(13,206)
Proceeds from sales and maturities of trading securities	13,568	15,507	14,071
Accounts receivable, net	(1,774)	1,187	(945)
Prepaid expenses and other assets	(1,983)	(284)	(740)
Accounts payable and other liabilities	(1,807)	1,185	1,155
Deferred revenue	3,374	1,010	(190)

Net cash provided by operating activities	6,754	19,780	18,291

Cash flows from investing activities:
Capitalized computer software development costs	(4,804)	(3,724)	(3,246)
Purchases of property and equipment, net of disposals	(1,428)	(731)	(655)
Proceeds from sale of building	—	13,134	—
Purchase of business, net of cash acquired	(9,150)	(4,441)	—

Net cash (used in) provided by investing activities	(15,382)	4,238	(3,901)

Cash flows from financing activities:
Repurchase of common stock	—	—	(181)
Proceeds from exercise of stock options	8,609	5,717	1,818
Payment for accrued acquisition consideration	—	(200)	(200)
Dividends paid	(13,188)	(12,538)	(11,478)

Net cash used in financing activities	(4,579)	(7,021)	(10,041)

Net change in cash and cash equivalents	(13,207)	16,997	4,349
Cash and cash equivalents at beginning of year	66,001	49,004	44,655

Cash and cash equivalents at end of year	$52,794	$66,001	$49,004

Supplemental disclosures of cash paid during the year for:
Income taxes	$7,892	$2,924	$4,800
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,367	$3,259	$2,887

See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2018, 2017, and 2016

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

•	The SCM segment consists of Logility, Inc. (see Note 9), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners, as well as wholly-owned subsidiaries of Logility, DMI, NGC and Halo.

•	The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm.

•	The Other segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) unallocated corporate overhead expenses.

Certain prior period amounts have been recasted to conform within these footnotes to current period presentation.

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

Services and other. Revenue derived from services primarily includes consulting, implementation, and training. Fees are primarily billed under time and materials arrangements and are recognized as services are performed. In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification, the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenues and totaled approximately $1.9 million, $2.1 million, and $2.4 million for 2018, 2017 and 2016, respectively.

Software-as-a-Service (SaaS) revenues include fees for the right to use the software for a limited period of time in a hosted environment by the Company or by a third-party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line; however, the customer has no ability to take delivery of the software. The underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually. SaaS revenues are recognized ratably over the subscription (which is included in Services Revenue) over the committed services period once the services commence.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At April 30, 2018 and 2017, unbilled license fees were approximately $0.8 million and $1.0 million, respectively, and unbilled services revenues were approximately $2.5 million and $1.8 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

(d) Cost of Revenues

Cost of revenues for licenses includes amortization of developed technology and capitalized computer software development costs, salaries and benefits and value-added reseller (VAR) commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel. Commission costs for maintenance are deferred and amortized over the related maintenance term.

(e) Cash Equivalents

Cash equivalents of $47.0 million and $62.6 million at April 30, 2018 and 2017, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

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

(g) Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, the allowance for the cost of returns and product warranty claims at April 30, 2018 or 2017 is not significant.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts of expense/(recovery) to operations were approximately $24,000, $39,000, and $0 for 2018, 2017, and 2016, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

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

(i) Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation of buildings, computer equipment, purchased computer software, office furniture and equipment is calculated using the straight-line method based upon the estimated useful lives of the assets (three years for computer equipment and software, seven years for office furniture and equipment and thirty years for buildings). Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter. Depreciation and amortization expense on buildings, furniture, equipment and purchased computer software was $492,000, $731,000, and $807,000 in 2018, 2017 and 2016, respectively.

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

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2018	2017	2016
	(in thousands)
Total capitalized computer software development costs	$4,804	$3,724	$3,246
Total research and development expense	11,877	11,889	11,248

Total research and development expense and capitalized computer software-development costs	$16,681	$15,613	$14,494

Total amortization of capitalized computer software development costs	$3,690	$4,250	$3,921

Capitalized computer software development costs consist of the following at April 30, 2018 and 2017 (in thousands):

	2018	2017
Capitalized computer software development costs	$33,841	$29,037
Accumulated amortization	(24,113)	(20,423)

	$9,728	$8,614

Of the Company’s capitalized software projects that are currently completed and being amortized, the Company expects amortization expense for the next three years to be as follows (in thousands):

2019	$3,820
2020	3,125
2021	469

$7,414

(k) Acquisition-Related Intangible Assets (exclusive of Logility’s treasury stock repurchases)

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. The intangible assets are being amortized over a period ranging from one to eight years. For 2018, total amortization expense related to acquisition-related intangible assets was approximately $1,849,000, with $580,000 included in operating expense and $1,269,000 included in cost of license fees in the accompanying consolidated statements of operations. For 2017, total amortization expense related to acquisition-related intangible assets was approximately $1,659,000, with $1,041,000 included in operating expense and $618,000 included in cost of license fees in the accompanying consolidated statements of operations. For 2016, total amortization expense related to acquisition-related intangible assets was approximately $890,000, with $272,000 included in operating expense and $618,000 included in cost of license fees in the accompanying consolidated statements of operations.

Acquisition-Related Intangible Assets consist of the following at April 30, 2018 and 2017 (in thousands):

	Weighted Average Amortization in Years	2018	2017
Current technology	3	$6,000	$4,872
Customer relationships	8	1,700	1,400
Non-compete	3	100	390
Trademarks	3	340	200

		8,140	6,862
Accumulated amortization		(3,020)	(3,463)

		$5,120	$3,399

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2018 (in thousands):

2019	$2,388
2020	1,600
2021	772
2022	213
2023	52
Thereafter	95

$5,120

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

For the years ended April 30, 2018 and 2017, the Company performed a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is more likely than not that the unit’s fair value is less than its carrying amount. To the extent the Company concludes it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The Company did not identify any macroeconomic or industry conditions as of April 30, 2018, that would indicate the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate it is more likely than not that the fair value of any reporting units have fallen below their carrying value, the Company would test such reporting unit for impairment.

Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB ASC.

Goodwill consisted of the following by segment (in thousands):

	Supply Chain Management*	IT Consulting	Other	Total
Balance at April 30, 2016	$18,749	$—	$—	$18,749
Goodwill related to the AdapChain Acquisition	800	—	—	800

Balance at April 30, 2017	19,549	—	—	19,549

Goodwill related to the Halo Acquisition	6,339	—	—	6,339

Balance at April 30, 2018	$25,888	$—	$—	$25,888

*	Goodwill related to Logility, Inc., New Generation Computing, Inc., Demand Management, Inc. and their acquisitions.

Intangible Assets (including Acquisition-Related Intangible Assets) consisted of the following by segment (in thousands):

	Supply Chain Management	IT Consulting	Other	Total
Balance at April 30, 2016	$1,858	$—	$—	$1,858
Intangibles related to the AdapChain Acquisition	3,200	—	—	3,200
Amortization expense	(1,659)	—	—	(1,659)

Balance at April 30, 2017	3,399	—	—	3,399

Intangibles related to the Halo Acquisition	3,570	—	—	3,570
Amortization expense	(1,849)	—	—	(1,849)

Balance at April 30, 2018	$5,120	$—	$—	$5,120

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

(n) Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces the existing revenue recognition guidance. The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires enhanced disclosures about revenue recognition. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The new revenue standard permits two methods of adoption: a full retrospective approach reflecting the application of the standard in each prior reporting period presented, or a modified retrospective approach with the cumulative effect of applying the standard recognized at the date of adoption.

The Company adopted the new revenue standard effective May 1, 2018 using the modified retrospective transition method. Under this method, the Company elects to apply the cumulative effect method to contracts that are not complete as of the adoption date. The Company’s total revenue impact is expected to be approximately $1.2 million, with approximately 70% impacting the fiscal year ending April 30, 2019, which is the result of upfront recognition of revenue under the new standard for term licenses and certain perpetual license contracts that were previously recognized over time due to the lack of VSOE for the undelivered element. In addition, under the new standard, the Company will capitalize a portion of sales commission expenses and recognize them ratably over the associated period of economic benefit. As a result, the cumulative impact due to the adoption of the new revenue standard on the opening consolidated balance sheet is expected to be an increase in opening retained earnings, with a corresponding increase to contract assets and a decrease in deferred revenue. We have not identified other significant differences related to the pattern of revenue recognition or presentation of revenue compared to our historical accounting. The Company is continuing to finalize the impact of adopting the new revenue standard on its financial position but has identified changes to its accounting policies and practices and controls to support the new revenue recognition standard.

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

(o) Use of Estimates

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/collectability, income taxes, allocation of fair values in acquisitions and business combinations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

(p) Stock-Based Compensation

The Company has four stock-based employee compensation plans under which options to purchase common stock of the Company were outstanding as of April 30, 2018. Those plans are described more fully in Note 7. In addition to two American Software plans, effective July 9, 2009, the Company adopted the Logility, Inc. 1997 Stock Plan and Logility, Inc. 2007 Stock Plan as equity plans of the Company in conjunction with the Company’s acquisition of the shares of Logility common stock it did not previously own.

The Company recorded stock option compensation cost of approximately $1,467,000, $1,428,000 and $1,593,000 and related income tax benefits of approximately $547,000, $528,000 and $586,000 for the years ended April 30, 2018, 2017 and 2016, respectively. Stock-based compensation expense on current year grants is recorded on a straight-line basis over the vesting period for the entire award directly to additional paid-in capital.

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

The Company did not have any other comprehensive income items for 2018, 2017, or 2016.

(r) Impairment of Long-Lived Assets

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts), see Note 7 for total stock options outstanding and potentially dilutive:

Basic earnings per common share:

	Year Ended April 30, 2018		Year Ended April 30, 2017		Year Ended April 30, 2016
	Class A	Class B	Class A	Class B	Class A	Class B
Distributed earnings per share	$0.44	$0.43	$0.44	$0.44	$0.40	$0.40
Undistributed earnings/(loss) per share	(0.04)	(0.04)	0.06	0.06	(0.04)	(0.04)

Total per share	$0.40	$0.39	$0.50	$0.50	$0.36	$0.36

Distributed earnings	$12,321	$974	$11,845	$1,066	$10,479	$1,025
Undistributed earnings/(loss)	(1,151)	(91)	1,568	142	(1,148)	(114)

Total	$11,170	$883	$13,413	$1,208	$9,331	$911

Basic weighted average common shares	27,805	2,275	26,793	2,439	26,143	2,584

Diluted EPS for Class A common shares using the If-Converted Method

Year Ended April 30, 2018

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$11,170	27,805	$0.40
Common stock equivalents	—	392

	11,170	28,197	0.40
Class B conversion	883	2,275

Diluted EPS for Class A	$12,053	30,472	$0.40

Year Ended April 30, 2017

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$13,413	26,793	$0.50
Common stock equivalents	—	335

	13,413	27,128	0.49
Class B conversion	1,208	2,439

Diluted EPS for Class A	$14,621	29,567	$0.49

Year Ended April 30, 2016

	Undistributed and distributed earnings to Class A Common	Class A Common Shares	EPS*
Per basic	$9,331	26,143	$0.36
Common stock equivalents	—	278

	9,331	26,421	0.35
Class B conversion	911	2,584

Diluted EPS for Class A	$10,242	29,005	$0.35

Diluted EPS for Class B common shares using the Two-Class Method

Year Ended April 30, 2018

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$883	2,275	$0.39
Reallocation of undistributed earnings from Class A shares to Class B shares	—	—

Diluted EPS for Class B	$883	2,275	$0.39

Year Ended April 30, 2017

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$1,208	2,439	$0.50
Reallocation of undistributed earnings from Class A shares to Class B shares	(2)	—

Diluted EPS for Class B	$1,206	2,439	$0.49

Year Ended April 30, 2016

	Undistributed and distributed earnings to Class B Common	Class B Common Shares	EPS*
Per basic	$911	2,584	$0.35
Reallocation of undistributed earnings from Class A shares to Class B shares	2	—

Diluted EPS for Class B	$913	2,584	$0.35

*	Amounts adjusted for rounding

(t) Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $2.4 million, $2.3 million and $2.1 million in fiscal 2018, 2017 and 2016, respectively.

(u) Guarantees and Indemnifications

The Company accounts for guarantees in accordance with the Guarantee Topic of the FASB ASC. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third-parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with the Contingencies Topic of the FASB ASC, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2018 or 2017.

The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2018 or 2017.

(v) Industry Segments

The Company operates and manages its business in three reportable segments. See Note 9 of the Consolidated Financial Statements.

(2) Investments

Investments consist of the following (in thousands):

	April 30,
	2018	2017
Trading:
Debt securities—Tax-exempt state and municipal bonds	$23,889	$14,803
Marketable equity securities	11,125	8,984

	$35,014	$23,787

The total carrying value of all investments on a consolidated basis was approximately $35,014,000 and $23,787,000 at April 30, 2018 and 2017, respectively. At April 30, 2018, there were approximately $8,893,000 in trading investments included in investments-noncurrent in the accompanying consolidated balance sheet. At April 30, 2017, there were approximately $4,435,000 in trading investments included in investments-noncurrent in the accompanying consolidated balance sheet.

The contractual maturities of debt securities classified as trading at April 30, 2018 and 2017 were as follows (in thousands):

	2018	2017
Due within one year	$14,996	$10,368
Due within two years	8,893	4,435
Due within three years	—	—
Due after three years	—	—

	$23,889	$14,803

In 2018, 2017 and 2016, the Company’s investment portfolio of trading securities experienced net unrealized holding gains of approximately $907,000, and $1.3 million and losses of $110,000, respectively, which have been included in other income, net in the accompanying consolidated statements of operations. In 2018, 2017 and 2016, the Company’s investment portfolio of trading securities experienced net realized holding losses of approximately $653,000, $937,000 and $878,000, respectively.

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

The following table presents our assets that we measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	April 30, 2018				April 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$46,972	$—	$—	$46,972	$62,647	$—	$—	$62,647
Marketable securities	11,125	23,889	—	35,014	8,984	14,803	—	23,787

Total	$58,097	$23,889	$—	$81,986	$71,631	$14,803	$—	$86,434

The carrying amounts of cash, trade accounts receivable and unbilled accounts receivable, accounts payable, accrued compensation and related costs, and other current liabilities approximate fair value because of their short-term maturities.

(4) Property and Equipment

Property and equipment consisted of the following at April 30, 2018 and 2017 (in thousands):

	2018	2017
Buildings and leasehold improvements	$15,325	$14,704
Computer equipment and purchased software	11,692	10,886
Office furniture and equipment	4,661	4,618

	31,678	30,208
Accumulated depreciation and amortization	(28,644)	(28,153)

	$3,034	$2,055

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

Under the terms of the Purchase Agreement, the Company acquired the assets of Halo for cash consideration paid of approximately $9.25 million, which represents a purchase price of approximately $9.95 million net of a $700,000 negative working capital adjustment, subject to certain post-closing adjustments, which included an additional negative working capital adjustment of $100,000, thus resulting in an adjusted purchase price consolidation of $9.15 million. The Company incurred acquisition costs of approximately $149,000 during the year ended April 30, 2018. The operating results of Halo are not material for pro forma disclosure. We preliminarily allocated $6,339,000 of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.

The following preliminary allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of November 21, 2017 (in thousands):

		Useful Life
Accounts receivable, net	$373
Current assets	188
Property and equipment, net	43
Other assets	1,700
Goodwill	6,339
Non-compete	30	2 years
Trade name	140	2 years
Customer relationships	300	8 years
Current technology	3,100	3 years

Total assets acquired	12,213
Current liabilities	(1,360)
Long-term liabilities	(1,703)

Total liabilities assumed	(3,063)

Net assets acquired	$9,150

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

6) Income Taxes

Income tax expense consisted of the following:

	Years ended April 30,
	2018	2017	2016
	(In thousands)
Current:
Federal	$2,298	$5,643	$4,105
State	743	676	665

	3,041	6,319	4,770

Deferred:
Federal	321	558	(299)
State	300	117	(13)

	621	675	(312)

	$3,662	$6,994	$4,458

The Company’s actual income tax expense differs from the “expected” income tax expense calculated by applying our blended U.S. Federal statutory tax rate of 30.3% for fiscal year 2018 and the Federal statutory rate of 35% for fiscal years 2017 and 2016, to earnings before income taxes as follows:

	Years ended April 30,
	2018	2017	2016
	(In thousands)
Computed “expected” income tax expense	$4,763	$7,565	$5,145
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	891	592	435
Research and development credits	(493)	(520)	(694)
Change in valuation allowance for deferred tax assets	4	(293)	(2)
Tax contingencies	(13)	(42)	(13)
NQ stock options granted	102	106	26
Rate change – tax reform	(1,206)	—	—
Other, net, including permanent items	(386)	(414)	(439)

	$3,662	$6,994	$4,458

Our effective income tax rates were 23%, 32% and 30% in 2018, 2017 and 2016, respectively. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. The provision for income taxes in 2018, 2017 and 2016 includes approximately $186,000, $253,000 and $247,000, respectively, in income tax benefits related to the tax benefits realized from stock option deductions.

The significant components of deferred income tax (benefit) expense attributable to income from continuing operations before income taxes for the years ended April 30, 2018, 2017, and 2016 are as follows:

	Years ended April 30,
	2018	2017	2016
	(In thousands)
Deferred tax expense/(benefit)	$1,823	$968	$(310)
Deferred tax benefit related to tax reform	(1,206)	—	—
Increase (decrease) in the valuation allowance for deferred tax assets	4	(293)	(2)

	$621	$675	$(312)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2018 and 2017 are presented as follows:

	2018	2017
	(In thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$339	$461
State net operating loss carryforwards	226	295
Fixed asset basis differences	883	1,384
Nonqualified stock options	762	1,679
Deferred revenue	53	234

Total gross deferred tax assets	2,263	4,053
Less valuation allowance	170	166

Net deferred tax	2,093	3,887

Deferred tax liabilities:
Capitalized computer software development costs	(2,432)	(3,298)

Net gains/losses on trading securities	(938)	(1,019)

Goodwill and intangible assets basis differences	(601)	(939)
Deferred agent commissions	(737)	(625)

Total gross deferred tax liabilities	(4,708)	(5,881)

Net deferred tax liabilities	$(2,615)	$(1,994)

At April 30, 2018, the Company has approximately $5.7 million of various state net operating loss carryforwards which are available to offset future state taxable income, if any, through 2035.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2018.

The Company applies the accounting provisions which require us to prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return.

As of April 30, 2018, 2017 and 2016, we have recorded approximately $56,000, $57,000, and $101,000, respectively, of unrecognized tax benefits, inclusive of interest and penalties, all of which would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of April 30, 2018 and 2017, we had recorded a liability for potential penalties and interest of approximately $24,000 and $24,000, respectively, related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, excluding interest and penalties (in thousands):

	2018	2017
Balance at beginning of the period	$33	$54
Decreases as a result of positions taken during prior periods	(1)	(25)
Increases as a result of positions taken during the current period	—	4

Balance at April 30,	$32	$33

We conduct business globally and, as a result, file consolidated income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2001. We are no longer subject to U.S. Federal income tax examination for years prior to 2014.

During the years ended April 30, 2018 and 2017, we recorded research and development state tax credits against payroll taxes of approximately $290,000 and $436,000, respectively, which reduced general and administrative expenses by the same amount.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 30.3%. This is the result of using the tax rate of 35% for the first eight months of fiscal year 2018 and the reduced tax rate of 21% for the final four months of fiscal year 2018. During the year ended April 30, 2018, we recorded a $1.2 million benefit from the impact of changes in the tax rate, primarily on deferred tax assets and liabilities, which was included in income tax expense on our consolidated statement of operations and deferred income taxes on our consolidated balance sheet. We remeasured our deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized.

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

Stock Option Plans

As of April 30, 2018, the Company has outstanding stock options granted pursuant to four stock option plans. The 2001 Stock Option Plan (the “2001 Option Plan”) became effective on September 1, 2000. This Plan was terminated and replaced by the 2011 Equity Compensation Plan (the “2011 Option Plan”) effective May 17, 2010. Options outstanding under the 2001 Option Plan remain in effect, but no new options may be granted under the plan. Effective July 9, 2009, we adopted the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan as equity plans of American Software, although we will not grant any additional stock options under these plans.

Under the 2011 Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant. By resolution of the Board of Directors, non-employee directors receive grants of non-qualified options to purchase 5,000 shares upon election and 3,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 6 years after the date of grant (or five years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 7,000,000 shares are authorized for issuance pursuant to options granted under this Plan. Incentive and nonqualified options exercisable at April 30, 2018, 2017 and 2016 totaled 965,416, 1,365,586, and 1,468,257, respectively. Options available for grant at April 30, 2018, for the 2011 Option Plan are 1,396,543 shares.

At the 2017 Annual Meeting, the shareholders voted on increasing the shares authorized under the 2011 Option Plan from 6,000,000 to 7,000,000. When stock options are exercised, it is the Company’s policy to issue stock from authorized shares rather than treasury shares.

A summary of changes in outstanding options for the year ended April 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2017	3,079,146	$9.00
Granted	1,208,000	11.24
Exercised	(984,310)	8.74
Forfeited	(27,000)	9.36

Outstanding at April 30, 2018	3,275,836	$9.90	3.7	$9,368,422

Exercisable at April 30, 2018	965,416	$9.07	2.4	$3,563,542

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2018, 2017, and 2016 are $2.01, $1.96, and $1.60 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2018, 2017, and 2016:

	2018	2017	2016
Dividend yield	3.9%	4.0%	4.9%
Expected volatility	28.9%	32.7%	33.6%
Risk-free interest rate	1.9%	1.2%	1.5%
Expected term	5.0 years	5.0 years	5.0 years

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

Options issued after May 1, 2007 with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2018, 2017, and 2016, we issued 984,310, 754,811 and 306,848 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2018, 2017 and 2016 based on market value at the exercise dates was $2,999,372, $2,280,650 and $1,219,406 respectively. The fair value of grants vested during the years ended April 30, 2018, 2017 and 2016 was $1,287,222, $1,550,190 and $1,495,065, respectively. As of April 30, 2018, unrecognized compensation cost related to unvested stock option awards approximated $3.3 million and is expected to be recognized over a weighted average period of 1.8 years.

Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through April 30, 2018, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. Under all repurchase plans as of April 30, 2018, we have repurchased 4,588,632 shares of common stock at a cost of approximately $25.6 million.

(8) Commitments and Contingencies

(a) Leases

The Company leases office facilities and equipment under various operating leases. Rental expense for these leases approximated $1.2 million, $1.1 million, and $1.0 million for the years ended April 30, 2018, 2017, and 2016, respectively.

The Company leased several floors of its headquarters in Atlanta, GA under various operating leases. Rental income for these leases approximated $357,000, $538,000 and $723,000 for the years ended April 30, 2018, 2017 and 2016, respectively. In addition, the Company owned other properties leased under various operating leases. Rental income for these leases approximated $0, $236,000 and $309,000 for the years ended April 30, 2018, 2017, and 2016, respectively. On February 23, 2017, the Company divested the property to which these leases were associated. The rental income is included as a component of Other income, net in the accompanying consolidated statements of operations.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2018 are as follows (existence of renewal or escalation clauses) (in thousands):

Years ended April 30:
2019	$1,056
2020	419
2021	346
2022	289
2023	97
Thereafter	—

$2,207

Future minimum lease rentals receivable under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2018 are as follows (already included or prorated at the Company’s occupied building) (in thousands):

Years ended April 30:
2019	$301
2020	61
2021	30
2022	—
2023	—
Thereafter	—

$392

(b) 401(k) Profit Sharing Plan

Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of their salary to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company’s profit sharing contribution was $330,000 for 2018 and did not make any profit sharing contributions for 2017 or 2016.

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

(9) Segment Information

FASB ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of a public entity about which separate financial information is available that is evaluated regularly by the chief operating decision makers (“CODMs”), or decision making group, in deciding how to allocate resources and in assessing performance. Our CODMs are our Principal Executive Officer (“PEO”) and President. While our CODMs are apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the CODMs evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated corporate expenses, which are included in the Other segment. Our CODMs review the operating results of our three segments, assess performance and allocate resources in a manner that is consistent with the changing market dynamics that we have experienced. As a result, in the third quarter of fiscal 2018, we updated our operating segments to reflect the fact that we provide our software solutions through three major operating segments, which are further broken down into a total of six major product and service groups. The three operating segments are (1) Supply Chain Management (“SCM”), (2) Information Technology (“IT”) Consulting and (3) Other.

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

Following is information related to each segment as of and for the years ended April 30, 2018, 2017 and 2016:

	2018	2017	2016
Revenues:
Supply Chain Management	$91,613	$84,058	$87,001
IT Consulting	18,460	19,633	23,913
Other	2,630	2,595	2,975

	$112,703	$106,286	$113,889

Operating income/(loss) before intersegment eliminations:
Supply Chain Management	$19,580	$13,103	$17,793
IT Consulting	985	890	1,327
Other	(7,034)	(6,227)	(5,593)

	$13,531	$7,766	$13,527

Intersegment eliminations:
Supply Chain Management	$3,566	$3,406	$2,910
IT Consulting	(31)	(34)	(11)
Other	(3,535)	(3,372)	(2,899)

	$—	$—	$—

	2018	2017	2016
Operating income/(loss) after intersegment eliminations:
Supply Chain Management	$23,146	$16,509	$20,703
IT Consulting	954	856	1,316
Other	(10,569)	(9,599)	(8,492)

	$13,531	$7,766	$13,527

Capital expenditures:
Supply Chain Management	$263	$321	$232
IT Consulting	10	2	—
Other	1,155	408	423

	$1,428	$731	$655

Capitalized software:
Supply Chain Management	$4,804	$3,724	$3,246
IT Consulting	—	—	—
Other	—	—	—

	$4,804	$3,724	$3,246

Depreciation and amortization:
Supply Chain Management	$5,827	$6,173	$5,054
IT Consulting	7	7	10
Other	196	460	554

	$6,030	$6,640	$5,618

Interest income:
Supply Chain Management	$1,043	$817	$970
IT Consulting	—	—	—
Other	532	440	376

	$1,575	$1,257	$1,346

Earnings/(loss) before income taxes:
Supply Chain Management	$20,026	$13,050	$17,642
IT Consulting	985	890	1,327
Other	(5,296)	7,675	(4,269)

	$15,715	$21,615	$14,700

	April 30, 2018	April 30, 2017
Total Consolidated Assets:
Supply Chain Management	$112,881	$99,557
IT Consulting	5,538	4,056
Other	44,546	45,161

	$162,965	$148,774

International Revenue and Significant Customer

International revenues approximated $21.8 million or 19%, $18.8 million or 18% and $19.8 million or 17%, of consolidated revenues for the years ended April 30, 2018, 2017, and 2016, respectively, and were derived primarily from customers in Canada and Europe. International revenue is based on the delivery of software and performance of services.

No one customer accounted for more than 10% of total revenues for the years ended April 30, 2018, April 30, 2017 and April 30, 2016.

(10) Financial Statements and Supplementary Data (Unaudited)

The following schedule presents results for each quarter in the years ended April 30, 2018 and 2017 (in thousands, except per share amounts):

	Total revenues	Gross margin	Operating income	Net earnings	Diluted earnings per share*
Quarter ended:
July 31, 2017	$26,886	$15,225	$3,622	$2,725	$0.09
October 31, 2017	26,337	14,006	3,242	2,480	0.08
January 31, 2018	30,117	17,046	4,204	5,580	0.18
April 30, 2018	29,363	16,426	2,463	1,268	0.04

Year ended April 30, 2018	$112,703	$62,703	$13,531	$12,053	$0.40

Quarter ended:
July 31, 2016	$27,433	$13,796	$1,646	$1,688	$0.06
October 31, 2016	26,146	13,018	708	412	0.01
January 31, 2017	26,441	14,049	2,455	2,243	0.08
April 30, 2017	26,266	14,340	2,957	10,278	0.34

Year ended April 30, 2017	$106,286	$55,202	$7,766	$14,621	$0.49

*	Table may contain rounding

(11) Subsequent Events

On May 11, 2018, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on August 25, 2018 to Class A and Class B shareholders of record at the close of business on August 11, 2018.

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

Our principal executive officer and principal financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2018. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of April 30, 2018.

We believe our consolidated financial statements fairly present in all material respects our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements as of April 30, 2018 and 2017 and for each of the years in the three-year period ended April 30, 2018 is included in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of fiscal 2018 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to July 27, 2018 under the captions “Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” and “Committees of the Board of Directors.”

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

1. Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.

2. Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2018	89

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3. Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	The Company’s Amended and Restated Articles of Incorporation, and amendments thereto.(1)(P)

3.2	The Company’s Amended and Restated By-Laws dated May 18, 2009.(2)

10.1	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(3)(P)

10.2	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(4)

10.3	The Logility, Inc. 1997 Stock Plan as Amended and Restated Effective July 9, 2009.(5)

10.4	The Logility, Inc. 2007 Stock Plan as Amended and Restated Effective July 9, 2009.(5)

10.5	The Company’s 2001 Stock Option Plan, as Amended and Restated Effective August 17, 2009.(6)

10.6	The Company’s 2011 Equity Compensation Plan, as amended.(7)

10.7	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and James C. Edenfield.(8)

10.8	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and J. Michael Edenfield.(9)

10.9	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and Vincent C. Klinges.(10)

10.10	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and James R. McGuone.(11)

10.11	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and H. Allan Dow.(12)

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended October 31, 1990.

(2)	Incorporated by reference herein. Filed by the Company as an exhibit to its quarterly report filed on Form 10-Q for the quarter ended January 31, 2010.
(3)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 33-55214 filed on Form S-8 on December 1, 1992.
(4)	Incorporated by reference herein. Filed by the Company as an exhibit to its annual report filed on Form 10-K for the fiscal year ended April 30, 2002.
(5)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-160559 filed on Form S-8 on July 13, 2009.
(6)	Incorporated by reference herein. Filed by the Company as an exhibit to its Registration Statement No. 333-161471 filed on Form S-8 on August 21, 2009.
(7)	Incorporated by reference herein. Filed by the Company as an appendix to its Definitive Proxy Statement filed on July 27, 2017.
(8)	Incorporated by reference herein. Filed by the Company as exhibit 10.1 to its current report on Form 8-K filed on July 15, 2016.
(9)	Incorporated by reference herein. Filed by the Company as exhibit 10.2 to its current report on Form 8-K filed on July 15, 2016.
(10)	Incorporated by reference herein. Filed by the Company as exhibit 10.3 to its current report on Form 8-K filed on July 15, 2016.
(11)	Incorporated by reference herein. Filed by the Company as exhibit 10.4 to its current report on Form 8-K filed on July 15, 2016.
(12)	Incorporated by reference herein. Filed by the Company as exhibit 10.1 to its current report on Form 8-K/A filed on July 13, 2017.

SCHEDULE II

AMERICAN SOFTWARE, INC.

CONSOLIDATED VALUATION ACCOUNTS

Years ended April 30, 2018, 2017, 2016

(In thousands)

Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions (1)	Deductions (2)	Balance at end of year
April 30, 2018	$171	24	—	36	159
April 30, 2017	$178	39	—	46	171
April 30, 2016	$215	—	41	78	178

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

Deferred Income Tax Valuation Allowance

The deferred tax valuation allowance roll-forward is included in Item 8 of this Report in the Notes to Consolidated Financial Statements—Note 6.

See accompanying report of independent registered public accounting firm.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SOFTWARE, INC.

By:	/s/ James C. Edenfield
James C. Edenfield
Executive Chairman, Treasurer and Director (Principal Executive Officer)

Date: July 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James C. Edenfield James C. Edenfield	Executive Chairman, Treasurer and Director (Principal Executive Officer)	July 13, 2018

/s/ J. Michael Edenfield J. Michael Edenfield	Director	July 13, 2018

/s/ W. Dennis Hogue W. Dennis Hogue	Director	July 13, 2018

/s/ James B. Miller, Jr. James B. Miller, Jr.	Director	July 13, 2018

/s/ Thomas L. Newberry, V. Thomas L. Newberry, V.	Director	July 13, 2018

/s/ Matthew G. McKenna Matthew G. McKenna	Director	July 13, 2018

/s/ Vincent C. Klinges Vincent C. Klinges	Chief Financial Officer (Principal Financial Officer)	July 13, 2018

/s/ Bryan L. Sell Bryan L. Sell	Controller and Principal Accounting Officer	July 13, 2018