Form 10-Q
period 2018-07-31
AMERICAN SOFTWARE INC
filed 2018-09-10
CIK 713425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 31, 2018
Class A Common Stock, $.10 par value	29,084,744 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Form 10-Q

Quarter ended July 31, 2018

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Software, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2018	April 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$54,855	$52,794
Investments	29,992	26,121
Trade accounts receivable, less allowance for doubtful accounts of $161 at July 31, 2018 and $159 at April 30, 2018:
Billed	13,683	18,643
Unbilled	3,311	3,375
Prepaid expenses and other current assets	6,433	6,592

Total current assets	108,274	107,525
Investments—noncurrent	2,509	8,893
Property and equipment, net of accumulated depreciation of $28,792 at July 31, 2018 and $28,644 at April 30, 2018	3,600	3,034
Capitalized software, net of accumulated amortization of $25,166 at July 31, 2018 and $24,113 at April 30, 2018	9,559	9,728
Goodwill	25,888	25,888
Other intangibles, net of accumulated amortization of $8,852 at July 31, 2018 and $8,255 at April 30, 2018	4,523	5,120
Other assets	4,055	2,777

Total assets	$158,408	$162,965

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,166	$1,974
Accrued compensation and related costs	2,305	6,310
Dividends payable	3,400	3,367
Other current liabilities	925	1,246
Deferred revenue	29,518	33,226

Total current liabilities	38,314	46,123
Deferred income taxes	3,222	2,615
Long-term deferred revenue	—	147
Other long-term liabilities	1,485	1,496

Total liabilities	43,021	50,381
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 33,673,376 and 29,084,744 shares Issued and outstanding respectively at July 31, 2018 and 33,141,760 and 28,553,128 shares Issued and outstanding respectively at April 30, 2018	3,367	3,314
Class B, $.10 par value. Authorized 10,000,000 shares: Issued and outstanding 1,821,587 shares at July 31, 2018 and 2,057,390 shares April 30, 2018; convertible into Class A Common Shares on a one-for-one basis	182	205
Additional paid-in capital	134,292	131,258
Retained earnings	3,105	3,366
Class A treasury stock, 4,588,632 shares at July 31, 2018 and April 30, 2018, at cost	(25,559)	(25,559)

Total shareholders’ equity	115,387	112,584

Commitments and contingencies
Total liabilities and shareholders’ equity	$158,408	$162,965

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended July 31,
	2018	2017
Revenues:
License	$1,702	$4,015
Subscription Fees	3,168	1,619
Professional Services and other	11,008	10,424
Maintenance	11,521	10,828

Total revenues	27,399	26,886

Cost of revenues:
License	1,714	1,507
Subscription Fees	1,068	681
Professional Services and other	8,667	7,246
Maintenance	2,198	2,227

Total cost of revenues	13,647	11,661

Gross margin	13,752	15,225

Research and development	3,675	2,507
Sales and marketing	5,180	5,233
General and administrative	4,193	3,515
Amortization of acquisition-related intangibles	97	348

Total operating expenses	13,145	11,603

Operating income	607	3,622
Other income:
Interest income	504	363
Other, net	249	236

Earnings before income taxes	1,360	4,221
Income tax (benefit) expense	(25)	1,496

Net earnings	$1,385	$2,725

Earnings per common share (a):
Basic	$0.05	$0.09

Diluted	$0.04	$0.09

Cash dividends declared per common share	$0.11	$0.11

Shares used in the calculation of earnings per common share:
Basic	30,725	29,671

Diluted	31,343	29,989

(a)

Basic per share amounts are the same for Class A and Class B Common Shares. Diluted per share amounts for Class A Common Shares are shown above. Diluted earnings per share for Class B Common Shares under the two-class method are $0.05 and $0.09 for the three months ended July 31, 2018 and 2017, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$1,385	$2,725
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,798	1,385
Stock-based compensation expense	398	316
Net gain on investments	(388)	(113)
Deferred income taxes	28	120
Changes in operating assets and liabilities:
Purchases of trading securities	(2,857)	(5,439)
Proceeds from maturities and sales of trading securities	5,758	5,010
Accounts receivable, net	5,466	3,504
Prepaid expenses and other assets	330	255
Accounts payable and other liabilities	(4,223)	(2,669)
Deferred revenue	(3,334)	(1,079)

Net cash provided by operating activities	4,361	4,015

Cash flows from investing activities:
Capitalized computer software development costs	(884)	(1,287)
Purchases of property and equipment, net of disposals	(714)	(133)

Net cash used in investing activities	(1,598)	(1,420)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,666	890
Dividends paid	(3,368)	(3,259)

Net cash used in financing activities	(702)	(2,369)

Net change in cash and cash equivalents	2,061	226
Cash and cash equivalents at beginning of period	52,794	66,001

Cash and cash equivalents at end of period	$54,855	$66,227

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

July 31, 2018

A. Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at July 31, 2018, results of operations for the three months ended July 31, 2018 and 2017 and cash flows for the three months ended July 31, 2018 and 2017. The Company’s results for the three months ended July 31, 2018 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 (the “Annual Report”).

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2018 contained in the Annual Report describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/collectability, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions. The accompanying condensed consolidated balance sheet as of April 30, 2018 and the condensed consolidated statements of operations and cash flows for the three months ended July 31, 2017 have not been revised for the effects of Topic 606 and are therefore not comparable to the July 31, 2018 period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of American Software, Inc. and its wholly-owned subsidiaries (“American Software” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces the existing revenue recognition guidance. The Company adopted the new revenue standard effective May 1, 2018 using the modified retrospective transition method. Under this method, the Company elected to apply the cumulative effect method to contracts that are not complete as of the adoption date. The Company’s total revenue impact is $1.2 million, with approximately 70% impacting the fiscal year ending April 30, 2019, which is the result of recognizing revenue for the license component of its term licenses and certain perpetual license contracts that were previously recognized over time due to the lack of vendor-specific objective evidence (VSOE) of fair value at the point-in-time control of the software license is transferred to the customer, rather than ratably over the term of the contract. In addition, under the new standard, the Company will capitalize a portion of sales commission expenses and recognize them ratably over the associated period of economic benefit which the Company has determined to be six years, which has an impact of $1.1 million. As a result, the cumulative impact due to the adoption of the new revenue standard on the opening consolidated balance sheet is expected to be an increase in opening retained earnings, with a corresponding increase to contract assets and a decrease in deferred revenue.

The following table presents the cumulative effect adjustments, net of income tax effects, to beginning consolidated balance sheet accounts for the new accounting standard adopted by the Company on the first day of fiscal 2019:

	April 30, 2018	Topic 606	May 1, 2018
		(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,794	$—	$52,794
Investments	26,121	—	26,121
Trade accounts receivable, net		—
Billed	18,643	—	18,643
Unbilled	3,375	440	3,815
Prepaid expenses and other current assets	6,592	126	6,718

Total current assets	107,525	566	108,091
Investments—Noncurrent	8,893	—	8,893
Property and equipment, net	3,034	—	3,034
Capitalized software, net	9,728	—	9,728
Goodwill	25,888	—	25,888
Other intangibles, net	5,120	—	5,120
Other assets	2,777	1,325	4,102

Total assets	$162,965	$1,891	$164,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,974	$—	$1,974
Accrued compensation and related costs	6,310	—	6,310
Dividends payable	3,367	—	3,367
Other current liabilities	1,246	80	1,326
Deferred revenue	33,226	(521)	32,705

Total current liabilities	46,123	(441)	45,682
Deferred income taxes	2,615	579	3,194
Long-term deferred revenue	147	—	147
Other long-term liabilities	1,496	—	1,496

Total liabilities	50,381	138	50,519
Shareholders’ equity:
Common stock:
Class A	3,314	—	3,314
Class B	205	—	205
Additional paid-in capital	131,258	—	131,258
Retained earnings	3,366	1,753	5,119
Class A treasury stock	(25,559)	—	(25,559)

Total shareholders’ equity	112,584	1,753	114,337

Total liabilities and shareholders’ equity	$162,965	$1,891	$164,856

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of July 31, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
		(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$54,855	$—	$54,855
Investments	29,992	—	29,992
Trade accounts receivable, net
Billed	13,683	—	13,683
Unbilled	3,311	(439)	2,872
Prepaid expenses and other current assets	6,433	(168)	6,265

Total current assets	108,274	(607)	107,667
Investments—Noncurrent	2,509	—	2,509
Property and equipment, net	3,600	—	3,600
Capitalized software, net	9,559	—	9,559
Goodwill	25,888	—	25,888
Other intangibles, net	4,523	—	4,523
Other assets	4,055	(1,211)	2,844

Total assets	$158,408	$(1,818)	$156,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,166	$—	$2,166
Accrued compensation and related costs	2,305	—	2,305
Dividends payable	3,400	—	3,400
Other current liabilities	925	(80)	845
Deferred revenue	29,518	1,008	30,526

Total current liabilities	38,314	928	39,242
Deferred income taxes	3,222	(503)	2,719
Long-term deferred revenue	—	—	—
Other long-term liabilities	1,485	—	1,485

Total liabilities	43,021	425	43,446
Shareholders’ equity:
Common stock:
Class A	3,367	—	3,367
Class B	182	—	182
Additional paid-in capital	134,292	—	134,292
Retained earnings	3,105	(2,243)	862
Class A treasury stock	(25,559)	—	(25,559)

Total shareholders’ equity	115,387	(2,243)	113,144

Commitments and contingencies
Total liabilities and shareholders’ equity	$158,408	$(1,818)	$156,590

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of operations for the three months ended July 31, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
		(in thousands, except per share amounts)
Revenues:
License	$1,702	$(446)	$1,256
Subscription Fees	3,168	2	3,170
Professional Services and other	11,008	60	11,068
Maintenance	11,521	—	11,521

Total revenues	27,399	(384)	27,015

Cost of revenues:
License	1,714	—	1,714
Subscription Fees	1,068	—	1,068
Professional Services and other	8,667	—	8,667
Maintenance	2,198	—	2,198

Total cost of revenues	13,647	—	13,647

Gross margin	13,752	(384)	13,368

Research and development	3,675	—	3,675
Sales and marketing	5,180	30	5,210
General and administrative	4,193	—	4,193
Amortization of acquisition-related intangibles	97	—	97

Total operating expenses	13,145	30	13,175

Operating income	607	(414)	193
Other income:
Interest income	504	—	504
Other, net	249	—	249

Earnings before income taxes	1,360	(414)	946
Income tax (benefit) expense	(25)	76	(101)

Net earnings	$1,385	$(338)	$1,047

Earnings per common share:
Basic	$0.05	$(0.01)	$0.04

Diluted	$0.04	$(0.01)	$0.03

The Company’s net cash provided by operating activities for the three months ended July 31, 2018 did not change due to the adoption of Topic 606. The following table summarizes the effects of adopting Topic 606 on the financial statement line items of the Company’s condensed consolidated statement of cash flows for the three months ended July 31, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
		(in thousands)
Deferred income taxes	$28	$579	$607
Accounts receivable, net	$5,466	$(440)	$5,026

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
Prepaid expenses and other assets	$330	$(1,451)	$(1,121)
Accounts payable and other liabilities	$(4,223)	$80	$(4,143)
Deferred revenue	$(3,334)	$(521)	$(3,855)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

B. Revenue Recognition

We recognize revenue when we transfer control of the promised goods or services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We derive our revenue from software licenses; maintenance services; consulting, implementation and training services; and software-as-a-service (“SaaS”), which includes a subscription to our software as well as maintenance, hosting and managed services.

The Company determines revenue recognition through the following steps:

Step 1 – Identify the Contract with the Customer

Step 2 – Identification of Promised Goods and Services and Evaluation of Whether the Promised Goods and Services are Distinct Performance Obligations

Step 3 – Determining the Transaction Price

Step 4 – Allocation of the Transaction Price to Distinct Performance Obligations

Step 5 – Attribution of Revenue for Each Distinct Performance Obligation

Nature of Products and Services.

License. Our perpetual software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer.

Our perpetual software licenses are sold with maintenance under which we provide customers with telephone consulting, product updates on a when and if available basis, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services.

Subscription Fees. Subscription fees include SaaS revenues for the right to use the software for a limited period of time in a hosted environment by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line; however, the customer has no right to take delivery of the software without incurring a significant penalty. The underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually. The Company’s SaaS solutions represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. Revenue from a SaaS solution is generally recognized ratably over the term of the arrangement.

Professional Services and other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our customers, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the customer is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was approximately $331,000 and $525,000 for the three months ended July 31, 2018 and 2017, respectively.

Maintenance. Revenue is derived from maintenance under which we provide customers with telephone consulting, product updates on a when and if available basis, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Maintenance for perpetual licenses is renewable, generally on an annual basis, at the option of the customer. Maintenance terms typically range from one to three years. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement since the Company is standing ready to provide a series of maintenance services that are substantially the same each period over the term, and therefore, time is the best measure of progress.

Indirect Channel Revenue. We record revenues from sales made through the indirect sales channels on a gross basis, because we control the goods or services and act as the principal in the transaction. In reaching this determination, we evaluated sales through our indirect channel on a case-by case basis and considered a number of factors including indicators of control such as the party having the primary responsibility to provide specified goods or services, and the party having discretion in establishing prices.

Sales Taxes. We account for sales taxes collected from customers on a net basis.

Significant Judgments. Our contracts with customers typically contain promises to transfer multiple products and services to a customer. Judgment is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. We allocate the transaction price to distinct performance obligations based on their relative standalone selling price (“SSP”). We estimate SSP primarily based on the prices charged to customers for products or services sold on a standalone basis, or by using information such as market conditions and other observable inputs. However, the selling prices of our software licenses are highly variable or uncertain. Therefore, we estimate SSP for software licenses using the residual approach, determined based on total transaction price less the SSP of other products and services promised in the contract. When performing relative selling price allocations, we use the contract price as its estimate of SSP if it falls within the Company’s range estimate of SSP since any point within the range would be a valid price point on a standalone basis. If the contract price falls outside of the range of SSP, the Company will use the nearest point in the SSP range in its relative selling price allocation.

Contract Balances. Timing of invoicing to customers may differ from timing of revenue recognition and these timing differences result in receivables, contract assets (unbilled accounts receivable), or contract liabilities (deferred revenue) on the company’s condensed consolidated balance sheets. Fees for our software licenses are generally due within 30 days of contract execution. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our customers. SaaS solutions and maintenance are typically billed in advance (on a monthly, quarterly, or annual basis). Services are typically billed as performed. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we are applying the practical expedient to exclude any financing component from consideration for any contracts with payment terms of one year or less since we rarely offer terms extending beyond one year. The consideration in our customer contracts is fixed.

We have an unconditional right to consideration for all goods and services transferred to our customers. That unconditional right to consideration is reflected in billed and unbilled accounts receivable in the accompanying condensed consolidated balance sheet in accordance with ASC 606.

Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice customers for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the three months ended July 31, 2018, we recognized $13 million of revenue that was included in the deferred revenue balance as of April 30, 2018, as adjusted for Topic 606, at the beginning of the period.

	July 31, 2018	May 1, 2018
Contract Balances:
Contract assets, current	$3,311	$3,815
Contract assets, long-term	233	332

Total contract assets	$3,544	$4,147

Deferred revenue, current	$29,518	$32,705
Deferred revenue, long-term	—	147

Total deferred revenue	$29,518	$32,852

Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of July 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $54 million. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

Disaggregated Revenue. The Company disaggregates revenue from contracts with customers by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography is as follows:

	Three Months Ended July 31,
	2018	2017
Revenues:
Domestic	$21,952	$21,546
International	5,447	5,340

	$27,399	$26,886

Practical Expedients and Exemptions. There are several practical expedients and exemptions allowed under Topic 606 that impacts the timing of revenue recognition and the Company’s disclosures. Below is a list of practical expedients the Company applied in the adoption and application of Topic 606:

-The Company does not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of the promised items to the customer.

-The Company does not disclose the value of unsatisfied performance obligations for contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed (apply to time-and-material engagements).

Contract costs. The Company capitalizes the incremental costs of obtaining a contract with a customer if the Company expects to recover those costs. The incremental costs of obtaining a contract are those that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, a sales commission). The Company capitalizes the costs incurred to fulfill a contract only if those costs meet all of the following criteria:

a.	The costs relate directly to a contract or to an anticipated contract that the Company can specifically identify.

b.	The costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future.

c.	The costs are expected to be recovered.

Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and other long-term assets, respectively, in the Company’s condensed consolidated balance sheets. Total deferred commissions at July 31, 2018 and April 30, 2018 were $2.4 million and $2.5 million, respectively. Amortization of sales commissions was $0.2 million for the three months ended July 31, 2018, which is included in sales and marketing expense in the accompanying condensed consolidated statement of operations. No impairment losses were recognized during the periods.

C. Declaration of Dividend Payable

On May 16, 2018, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on August 31, 2018 to Class A and Class B shareholders of record at the close of business on August 17, 2018.

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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2018		Three Months Ended July 31, 2017
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.11	$0.11
Undistributed earnings	(0.06)	(0.06)	(0.02)	(0.02)

Total	$0.05	$0.05	$0.09	$0.09

Distributed earnings	$3,189	$211	$3,014	$256
Undistributed earnings	(1,890)	(125)	(502)	(43)

Total	$1,299	$86	$2,512	$213

Basic weighted average common shares outstanding	28,814	1,911	27,307	2,364

Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended July 31, 2018

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$1,299	28,814	$0.05
Common Stock Equivalents	—	618	—

	1,299	29,432	0.04
Class B Common Share Conversion	86	1,911	—

Diluted EPS for Class A Common Shares	$1,385	31,343	$0.04

Three Months Ended July 31, 2017

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,512	27,307	$0.09
Common Stock Equivalents	—	318	—

	2,512	27,625	0.09
Class B Common Share Conversion	213	2,364	—

Diluted EPS for Class A Common Shares	$2,725	29,989	$0.09

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended July 31, 2018

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$86	1,911	$0.05
Reallocation of undistributed earnings to Class A Common Shares from Class B Common Shares	2	—	—

Diluted EPS for Class B Common Shares	$88	1,911	$0.05

Three Months Ended July 31, 2017

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$213	2,364	$0.09
Reallocation of undistributed earnings to Class B Common Shares from Class A Common Shares	—	—	—

Diluted EPS for Class B Common Shares	$213	2,364	$0.09

*	Amounts adjusted for rounding

For the three months ended July 31, 2018 and 2017, we excluded options to purchase 130 and 1,024,917 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2018, we had a total of 3,535,823 options outstanding and, as of July 31, 2017, we had a total of 3,833,630 options outstanding.

E. Stock-Based Compensation

During the three months ended July 31, 2018 and 2017, we granted options for 557,000 and 872,000 shares of common stock, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The forfeiture rates are estimated using historical data. We recorded stock option compensation cost of approximately $398,000 and $316,000, and income tax excess benefits of approximately $274,000 and shortfall of $33,000 from option exercises during the three months ended July 31, 2018 and 2017, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

During the three months ended July 31, 2018 and 2017, we issued 295,813 and 101,516 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2018 and 2017 based on market value at the exercise dates was approximately $1.7 million and $207,000, respectively. As of July 31, 2018, unrecognized compensation cost related to unvested stock option awards approximated $4.4 million, which we expect to recognize over a weighted average period of 1.96 years.

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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2018 and April 30, 2018, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	July 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$45,441	$—	$—	$45,441
Marketable securities	10,802	21,699	—	32,501

Total	$56,243	$21,699	$—	$77,942

	April 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$46,972	$—	$—	$46,972
Marketable securities	11,125	23,889	—	35,014

Total	$58,097	$23,889	$—	$81,986

G. Stock Repurchases

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2018, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of July 31, 2018, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

H. Comprehensive Income

We have not included condensed consolidated statements of comprehensive income in the accompanying unaudited condensed consolidated financial statements since comprehensive income and net earnings presented in the accompanying condensed consolidated statements of operations would be substantially the same.

I. Industry Segments

FASB ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of a public entity about which separate financial information is available that is evaluated regularly by the chief operating decision makers (“CODMs”), or decision making group, in deciding how to allocate resources and in assessing performance. Our CODMs are our Principal Executive Officer (“PEO”) and President. While our CODMs are apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the CODMs evaluating performance based upon segment operating profit or loss certain corporate and other common expenses are included in the Other segment. Our CODMs review the operating results of our three segments, assess performance and allocate resources in a manner that is consistent with the changing market dynamics that we have experienced. We updated our operating segments to reflect the fact that we provide our software solutions through three major operating segments, which are further broken down into a total of six major product and service groups. The three operating segments are (1) Supply Chain Management (“SCM”), (2) Information Technology (“IT”) Consulting and (3) Other.

The SCM segment consists of Logility, which is a leading provider of collaborative supply chain optimization and advanced retail planning solutions that help medium, large and Fortune 500 companies transform their supply chain operations to gain a competitive advantage. Recognized for its high-touch approach to customer service, rapid implementations and industry-leading return on investment (ROI), as well as (i) Demand Management, Inc (“DMI”), which delivers affordable, easy-to-use Software-as-a-Service (SaaS) supply chain planning solutions designed to increase forecast accuracy, improve customer service and reduce inventory to maximize profits and lower costs, (ii) New Generation Computing (“NGC”), which is a leading provider of cloud-based supply chain and product lifecycle management solutions for brands, retailers and consumer products companies, and (iii) Halo Business Inteligence (“Halo”), which is an advanced analytics software provider leveraging an innovative blend of artificial intelligence and machine learning technology to drive greater supply chain performance. The Other segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) corporate overhead and other common expenses.

Previously, we maintained three operating segments: (1) SCM, (2) IT and (3) Enterprise Resource Planning (“ERP”). As a result of the organizational realignment during the third quarter fiscal 2018, NGC was repositioned out of the ERP segment and into the SCM segment. There were no changes to the IT segment. Certain prior year amounts have been recast to conform to fiscal 2019 presentation. The change in reportable segments had no effect on our previously reported consolidated financial position or results of operations.

All of our revenues are derived from external customers. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.

In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2018 and 2017 (in thousands):

	Three Months Ended July 31,
	2018	2017
Revenues:
Supply Chain Management	$21,458	$21,885
IT Consulting	5,357	4,369
Other	584	632

	$27,399	$26,886

Operating income (loss) before intersegment eliminations:
Supply Chain Management	$3,067	$5,869
IT Consulting	360	233
Other	(2,820)	(2,480)

	$607	$3,622

Intersegment eliminations*:
Supply Chain Management	$—	$—
IT Consulting	—	—
Other	—	—

	$—	$—

Operating income (loss) after intersegment eliminations:
Supply Chain Management	$3,067	$5,869
IT Consulting	360	233
Other	(2,820)	(2,480)

	$607	$3,622

	Three Months Ended July 31,
	2018	2017
Capital expenditures:
Supply Chain Management	$72	$24
IT Consulting	1	2
Other	641	107

	$714	$133

Capitalized software:
Supply Chain Management	$884	$1,287
IT Consulting	—	—
Other	—	—

	$884	$1,287

Depreciation and amortization:
Supply Chain Management	$1,727	$1,334
IT Consulting	2	2
Other	69	49

	$1,798	$1,385

Earnings (loss) before income taxes:
Supply Chain Management	$3,049	$5,074
IT Consulting	360	233
Other	(2,049)	(1,086)

	$1,360	$4,221

*	fiscal 2018 recast to adjust for corporate overhead and other common expenses, which were no longer allocated starting fiscal 2019.

Major Customer

No one customer accounted for more than 10% of total revenues for the three months ended July 31, 2018 and 2017.

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

K. Subsequent Event

On August 22, 2018, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on December 5, 2018 to Class A and Class B shareholders of record at the close of business on November 19, 2018.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, dependence on particular market segments or customers, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, the challenges and risks associated with integration of acquired product lines, companies and services, as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this report on Form 10-Q are based upon information available to us as of the filing date of this report on Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below. The term “fiscal 2019” and “fiscal 2018” refers to our fiscal years ending April 30, 2019 and 2018, respectively.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in global credit markets.

In July 2018, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook (“WEO”) for the 2018 and 2019 world economic growth forecast. The update noted that, “Global growth is projected to reach 3.9 percent in 2018 and 2019, in line with the forecast of the April 2018 World Economic Outlook (WEO), but the expansion is becoming less even, and risks to the outlook are mounting. The rate of expansion appears to have peaked in some major economies and growth has become less synchronized. In the United States, near-term momentum is strengthening in line with the April WEO forecast, and the US dollar has appreciated by around 5 percent in recent weeks. Growth projections have been revised down for the euro area, Japan, and the United Kingdom, reflecting negative surprises to activity in early 2018. Among emerging market and developing economies, growth prospects are also becoming more uneven, amid rising oil prices, higher yields in the United States, escalating trade tensions, and market pressures on the currencies of some economies with weaker fundamentals. Growth projections have been revised down for Argentina, Brazil, and India, while the outlook for some oil exporters has strengthened.”

For fiscal 2019, we expect the global economy to improve modestly when compared to the prior year. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems, which could result in an improved selling environment. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

We believe improved economic conditions may be driving some businesses to focus on achieving more process and efficiency enhancements in their operations and to invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. If this trend continues, we believe it may tend to favor solutions such as our supply chain solutions, which are designed to provide a more rapid return on investment and are targeted at some of the largest profit drivers in a customer’s business.

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

The SCM segment consists of Logility, which is a leading provider of collaborative supply chain optimization and advanced retail planning solutions that help medium, large and Fortune 500 companies transform their supply chain operations to gain a competitive advantage. Recognized for its high-touch approach to customer service, rapid implementations and industry-leading return on investment (ROI), as well as (i) DMI, which delivers affordable, easy-to-use Software-as-a-Service (SaaS) supply chain planning solutions designed to increase forecast accuracy, improve customer service and reduce inventory to maximize profits and lower costs, (ii) NGC, which is a leading provider of cloud-based supply chain and product lifecycle management solutions for brands, retailers and consumer products companies, and (iii) Halo, which is an advanced analytics software provider leveraging an innovative blend of artificial intelligence and machine learning technology to drive greater supply chain performance. The Other segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) corporate overhead and other common expenses.

We derive revenues primarily from four sources: software licenses, subscriptions, professional services and other, and maintenance. We generally determine software license and SaaS fees based on the depth of functionality, contractual term, number of production deployments, users and/or sites licensed and/or subscribed. Professional Services and other revenues consist primarily of fees from software implementation, training, and consulting services. We bill primarily under time and materials arrangements and recognize revenues as we perform services. SaaS and maintenance agreements typically are for a one- to three-year term, commencing at the time of the initial contract. We generally bill these fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the agreement. Deferred revenue represent advance payments or billings for subscriptions, software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, amortization of acquired developed technology, royalties paid to third-party software vendors, and agent commission expenses related to license revenues generated by the indirect channel, primarily from DMI. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, other personnel-related expenses, and agent commission expenses related to maintenance revenues generated by the indirect channel, primarily from DMI. We account for the development costs of software intended for sale in accordance with the Intangibles—Goodwill and Other topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, which risk factors have been supplemented by the risk factors appearing in Item 1A of Part II of this report on Form 10-Q.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note A of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2018 and 2017:

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2018	2017	2018 vs. 2017
Revenues:
License	6%	15%	(58)%
Subscription Fees	12%	6%	96%
Professional Services and other	40%	39%	6%
Maintenance	42%	40%	6%

Total revenues	100%	100%	2%

Cost of revenues:
License	6%	6%	14%
Subscription Fees	4%	3%	57%
Professional Services and other	32%	26%	20%
Maintenance	8%	8%	(1)%

Total cost of revenues	50%	43%	17%

Gross margin	50%	57%	(10)%

Research and development	13%	9%	47%
Sales and marketing	20%	20%	(1)%
General and administrative	15%	13%	19%
Amortization of acquisition-related intangibles	—%	1%	(72)%

Total operating expenses	48%	43%	13%

Operating income	2%	14%	(83)%

Other income:
Interest income	2%	1%	39%
Other, net	1%	1%	6%

Earnings before income taxes	5%	16%	(68)%
Income tax (benefit) expense	—%	6%	(102)%

Net earnings	5%	10%	(49)%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017

REVENUES

	Three Months Ended July 31,
				% of Total Revenue
	2018	2017	% Change	2018	2017
	(in thousands)
License	$1,702	$4,015	(58)%	6%	15%
Subscription Fees	3,168	1,619	96%	12%	6%
Professional Services and other	11,008	10,424	6%	40%	39%
Maintenance	11,521	10,828	6%	42%	40%

Total revenues	$27,399	$26,886	2%	100%	100%

For the three months ended July 31, 2018, the 2% increase in revenues over the three months ended July 31, 2017 was attributable primarily to a 96% increase in subscription fees revenues, and to a lesser extent a 6% increase in professional services and maintenance revenues, respectively when compared to the same period last year. This increase was partially offset by a 58% decrease in license revenues.

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

International revenues represented approximately 20% of total revenues in the three months ended July 31, 2018 and 2017, respectively. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.

License Revenues

	Three Months Ended July 31,
	2018	2017	% Change
	(in thousands)
Supply Chain Management	$1,682	$4,003	(58)%
Other	20	12	67%

Total license revenues	$1,702	$4,015	(58)%

For the three months ended July 31, 2018, license fee revenues decreased 58% when compared to the same period in the prior year. In the three months ended July 31, 2018, license fee revenues from our SCM segment decreased 58% when compared to the same period in the prior year due to an increase in sales of our products on Logility’s Cloud Services platform that require revenue to be deferred over the life of the contracted period, which is typically one to three years. Our SCM segment constituted approximately 99% and 100% of total license fee revenues for the three months ended July 31, 2018 and 2017, respectively. Our Other segment license fee revenues increased by 67% for the three months ended July 31, 2018 when compared to the same period in the prior year primarily due to timing of additional sales to our existing ERP customers.

The direct sales channel provided approximately 89% of license fee revenues for the three months ended July 31, 2018, compared to approximately 86% in the comparable quarter a year ago. The increase in the proportion of sales by our direct sales channel was due to our indirect channel selling more SaaS contracts than our direct channel. For the three months ended July 31, 2018 and 2017, our margins after commissions on direct sales were approximately 92% and 84%, respectively. The increase in margins is due to the mix of sales commission rates based on each individual salespersons’ quotas and related achievement. For the three months ended July 31, 2018 and 2017, our margins after commissions on indirect sales were approximately 50% and 55%, respectively. The indirect channel margins for the current quarter increased compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Subscription Fees

	Three Months Ended July 31,
	2018	2017	% Change
	(in thousands)
Supply Chain Management	$3,168	$1,619	96%

Total Subscription Fees revenues	$3,168	$1,619	96%

For the three months ended July 31, 2018, subscription fees revenues increased by 96% due to the increased subscription fees revenues from our SCM segment which increased sales of our products on our Cloud Services platform that require revenue to be deferred over the life of the contracted period, which is typically one to three years.

For the three months ended July 31, 2018, Cloud Services ACV increased approximately 71% to $13.2 million compared to $7.7 million in the same period of the prior year. ACV is comprised of SaaS of $10.4 million compared to approximately $5.4 million during the same period last year and other cloud services ACV of $2.8 million compared to $2.3 million during the same period last year. ACV is a forward-looking operating measure used by management to better understand cloud services (SaaS and other related cloud services) revenue trends within our business, as it reflects our current estimate of revenue to be generated under existing client contracts in the forward 12-month period.

Professional Services and other revenues

	Three Months Ended July 31,
	2018	2017	% Change
	(in thousands)
Supply Chain Management	$5,446	$5,840	(7)%
IT Consulting	5,357	4,369	23%
Other	205	215	(4)%

Total Professional Services and other revenues	$11,008	$10,424	6%

For the three months ended July 31, 2018, professional services and other revenues increased by 6% due to the increased services revenues from our IT Consulting segment. This increase was partially offset by a decrease in professional services and other revenues from our Supply Chain Management and Other segments. For the three months ended July 31, 2018, our IT Consulting segment’s revenues increased 23% when compared to the prior year period due to an increase in project work from existing and new customers when compared to the same period last year. For the three months ended July 31, 2018, our SCM segment’s revenues decreased 7% due primarily to timing of some implementation project work ending during the quarter before new projects could start. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license and subscription revenues by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenues

	Three Months Ended July 31,
	2018	2017	% Change
	(in thousands)
Supply Chain Management	$11,162	$10,423	7%
Other	359	405	(11)%

Total maintenance revenues	$11,521	$10,828	6%

For the three months ended July 31, 2018, maintenance revenues increased 6% when compared to the same period in the prior year. Our SCM maintenance revenue increase 7% when compared to the same period last year due primarily to our recent Halo acquisition in the third quarter of fiscal 2018, improved customer retention and increased license fees in recent periods. The SCM segment accounted for 97% and 96% of total maintenance revenues for the three months ended July 31, 2018 and 2017, respectively. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended July 31,
	2018		2017
Gross margin on License Fees:	$(12)	(1)%	$2,508	62%
Gross margin on Subscription Fees:	2,100	66%	939	58%
Gross margin on Professional Services and other:	2,342	21%	3,177	30%
Gross margin on Maintenance:	9,322	81%	8,601	79%

Total gross margin:	$13,752	50%	$15,225	57%

For the three months ended July 31, 2018, our total gross margin percentage decreased when compared to the same period in the prior year primarily due to our lower margins on license fee revenue and professional services and other revenue, partially offset by higher margins on subscription fees and maintenance revenue.

Gross Margin on License Fees

License fee gross margin percentage for the three months ended July 31, 2018 decreased when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Subscription Fees

Our gross margin percentage on subscription fees revenues increased from 58% for the three months ended July 31, 2017 to 66% for the three months ended July 31, 2018 primarily due to the increase in subscription revenue, compared to a lower incremental increase in cost.

Gross Margin on Professional Services and Other

Our gross margin percentage on professional services and other revenues decreased from 30% for the three months ended July 31, 2017 to 21% for the three months ended July 31, 2018. This decrease was primarily due to lower gross margins in our SCM segment services of 38% and 19% for the three months ended July 31, 2017 and 2018, respectively due to lower billing utilization from several large projects ending during the quarter. The Other segment remained flat at 38% for the three months ended July 31, 2017 and 2018. Our IT Consulting segment services gross margin increased from 20% and 23% for the three months ended July 31, 2017 and 2018, respectively, due to higher margin projects in the current quarter. Services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.

Gross Margin on Maintenance

Maintenance gross margin percentage for the three months ended July 31, 2018 increased to 81% from 79% when compared to the same period last year due to an increase in maintenance revenue. The primary component of cost of maintenance revenue is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended July 31,
			% of Revenue
	2018	2017	2018	2017
	(in thousands)
Research and development	$3,675	$2,507	13%	9%
Sales and marketing	$5,180	$5,233	20%	20%
General and administrative	$4,193	$3,515	15%	13%
Amortization of acquisition-related intangible assets	$97	$348	—%	1%
Other income, net	$753	$599	3%	2%
Income tax (benefit)/expense	$(25)	$1,496	—%	6%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended July 31,
	2018	2017	% Change
	(in thousands)
Total capitalized computer software development costs	$884	$1,287	(31)%
Percentage of gross product research and development costs	19%	34%
Total research and development expense	3,675	2,507	47%

Percentage of total revenues	13%	9%
Total gross research and development expense and capitalized computer software development costs	$4,559	$3,794	20%

	Three Months Ended July 31,
	2018	2017	% Change
	(in thousands)
Percentage of total revenues	17%	14%
Total amortization of capitalized computer software development costs *	$1,053	$871	21%

*	Included in cost of license fees

For the three months ended July 31, 2018, gross product research and development costs increased 20% when compared to the same period in the previous year due partially to the recent Halo acquisition in the third quarter of fiscal 2018 and increased headcount in our SCM segment. We expect capitalized product development costs to decrease due to timing of projects and we expect capitalized software amortization expense to be relatively stable in coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing

For the three months ended July 31, 2018, sales and marketing expenses remained relatively flat when compared to the same period a year ago.

General and Administrative

For the three months ended July 31, 2018, general and administrative expenses increased 19% when compared to the same period a year ago, primarily due to the recent Halo acquisition in the third quarter of fiscal 2018 and increases in salary and audit fees.

At July 31, 2018, the total number of employees was 471 compared to 378 at July 31, 2017.

Operating Income/(Loss)

	Three Months Ended July 31,
	2018	2017	% Change
	(in thousands)
Supply Chain Management	$3,067	$5,869	(48)%
IT Consulting	360	233	55%
Other*	(2,820)	(2,480)	14%

Total Operating Income	$607	$3,622	(83)%

*	includes corporate overhead and other common expenses.

Our SCM segment operating income decreased 48% in the three months ended July 31, 2018 compared to the same period in the prior year primarily due to lower revenues and the recent Halo acquisition in the third quarter of fiscal 2018.

Our IT Consulting segment’s operating income increased by 55% for the three months ended July 31, 2018 compared to same period last year primarily due to increased revenues and gross margins.

Our Other segment operating loss increased 14% for the three months ended July 31, 2018 when compared to the prior year due to an increase in corporate expenses and a decrease in revenues.

Other Income

Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended July 31, 2018, the increase in other income is primarily due to higher unrealized gains on investments and an increase in interest income when compared to the same period last year. This was partially offset by an exchange rate loss of $247,000 in the current quarter when compared to an exchange rate gain of $41,000 in the same period last year. We recorded a gain of approximately $388,000 for the three months ended July 31, 2018 and a gain of approximately $113,000 for the three months ended July 31, 2017, from our trading securities.

For the three months ended July 31, 2018 and 2017, our investments generated an annualized yield of approximately 1.49% and 1.47%, respectively.

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

During the three months ended July 31, 2018, we recorded an income tax benefit of $25,000 primarily due to a discrete stock compensation benefit of $274,000 net of normal income tax expense from operations. After adjusting for this discrete tax benefit, our effective tax rate would have been 18.3% in the three months ended July 31, 2018 compared to our tax effective rate of 35.4% in the three months ended July 31, 2017 which was prior to the Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017 which lowered our U.S. statutory federal income tax rate from 35% to 21%.

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

The following table shows information about our cash flows and liquidity positions during the three months ended July 31, 2018 and 2017. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

	Three Months Ended July 31, (in thousands)
	2018	2017
Net cash provided by operating activities	$4,361	$4,015
Net cash used in investing activities	(1,598)	(1,420)
Net cash used in financing activities	(702)	(2,369)

Net change in cash and cash equivalents	$2,061	$226

For the three months ended July 31, 2018, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to the following:

(1) a decrease in purchases of trading securities, (2) an increase in comparative decrease customer accounts receivables caused by the timing of closing customer sales and related collections, (3) higher proceeds from the maturity and sales of trading securities, (4) an increase in depreciation and amortization, (5) an increase in the comparative decrease in prepaid expenses when compared to the same period in the prior year due to the timing of purchases, and (6) an increase in stock-based compensation expense.

This increase in cash provided by operating activities was partially offset by: (1) an increase in the comparative decrease in deferred revenue due to timing of revenue recognition, (2) an increase in the relative decrease in accounts payable and other accruals due to timing of payments, (3) a decrease in net earnings, (4) a higher gain on investments compared to the same period last year, and (5) a decrease in deferred income tax.

The increase in cash used in investing activities when compared to the same period in the prior year was due primarily to an increase in purchases of property and equipment, partially offset by lower capitalized computer software development costs.

The decrease in cash used in financing activities compared to the prior year was due primarily to an increase in proceeds from exercise of stock options, partially offset by an increase in dividends paid.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31, (in thousands)
	2018	2017
Cash and cash equivalents	$54,855	$66,227
Short and long-term investments	32,501	24,331

Total cash and short and long-term investments	$87,356	$90,558

Net (decrease) increase in total cash and investments (three months ended July 31)	$(452)	$770

Our total activities used less cash and investments during the three months ended July 31, 2018, when compared to the prior year period, primarily due to normal business operations.

Days Sales Outstanding in accounts receivable were 57 days as of July 31, 2018, compared to 56 days as of July 31, 2017. This increase is primarily due to timing of cash collections. Our current ratio on July 31, 2018 was 2.8 to 1 and on July 31, 2017 was2.7 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $87.4 million in cash and investments with no debt as of July 31, 2018, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2018, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of July 31, 2018, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition. For information with respect to revenue recognition policy, see Notes A and B of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

Foreign Currency. In the three months ended July 31, 2018, we generated approximately 20% of our revenues outside the United States. We typically make international sales through our foreign branches or our Logility branch and denominate those sales typically in U.S. dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded an exchange rate loss of approximately $247,000 for the three months ended July 31, 2018 compared to an exchange rate gain of $41,000 for the same period in the prior year. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $306,000 exchange gain or loss for the three months ended July 31, 2018. We have not engaged in any hedging activities.

Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of July 31, 2018 was approximately $77.9 million compared to $85.8 million as of July 31, 2017.

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

Management’s Report on Internal Control Over Financial Reporting

Our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

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

Changes in Internal Control over Financial Reporting

We adopted and implemented Topic 606 in the first quarter of fiscal 2019, which impacted our consolidated balance sheet and our ongoing revenue recognition. See Note A and Note B within Notes to Condensed Consolidated Financial Statements for more information on the impacts of adopting Topic 606 and ongoing considerations. In connection with the adoption of Topic 606, we modified our internal control over financial reporting (as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), including our accounting policies and procedures, operational processes and documentation practices. These modifications included:

•	updates to our policies and procedures for revenue recognition, including assessment of SSP and documentation processes related to meeting the new criteria for revenue recognition;

•	changes to our contract review controls to take into account the new criteria for recognizing revenue, with specific focus on assessing whether the allocation objective is met;

•	the addition of controls for reviewing recoverability of contract assets and reevaluation of our significant contract judgments and estimates on a periodic basis; and

•	the addition of controls to address related required disclosures, including processes to evaluate changes in contract assets and liabilities and disaggregation of revenue.

Other than the impacts described above relating to the adoption of Topic 606, there have been no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto. (1) (P)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009. (2)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended October 31, 1990. (P) Filed in paper format.
(2)	Incorporated by reference herein. Filed by the Company as Exhibit 3.1 to its Quarterly Report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: September 7, 2018	By:	/s/ James C. Edenfield
James C. Edenfield
Executive Chairman, Treasurer and Director (Principal Executive Officer)

Date: September 7, 2018	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer (Principal Financial Officer)

Date: September 7, 2018	By:	/s/ Bryan L. Sell
Bryan L. Sell
Controller and Principal Accounting Officer