Form 10-Q
period 2019-01-31
AMERICAN SOFTWARE INC
filed 2019-03-07
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 0-12456
_________________
AMERICAN SOFTWARE, INC.
(Exact name of registrant as specified in its charter)
_________________

Georgia	58-1098795
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

470 East Paces Ferry Road, N.E., Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)
(404) 261-4381
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
_________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 5, 2019
Class A Common Stock, $.10 par value	29,303,235 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended January 31, 2019

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	January 31, 2019	April 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$55,058	$52,794
Investments	28,106	26,121
Trade accounts receivable, less allowance for doubtful accounts of $132 at January 31, 2019 and $159 at April 30, 2018:
Billed	20,298	18,643
Unbilled	2,992	3,375
Prepaid expenses and other current assets	6,184	6,592
Total current assets	112,638	107,525
Investments—noncurrent	998	8,893
Property and equipment, net of accumulated depreciation of $29,130 at January 31, 2019 and $28,644 at April 30, 2018	3,562	3,034
Capitalized software, net of accumulated amortization of $27,506 at January 31, 2019 and $24,113 at April 30, 2018	10,497	9,728
Goodwill	25,888	25,888
Other intangibles, net of accumulated amortization of $10,047 at January 31, 2019 and $8,255 at April 30, 2018	3,328	5,120
Other assets	3,910	2,777
Total assets	$160,821	$162,965
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,789	$1,974
Accrued compensation and related costs	2,909	6,310
Dividends payable	3,417	3,367
Other current liabilities	1,279	1,246
Deferred revenue	32,947	33,226
Total current liabilities	42,341	46,123
Deferred income taxes	3,027	2,615
Long-term deferred revenue	—	147
Other long-term liabilities	1,097	1,496
Total liabilities	46,465	50,381
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 33,833,676 and 29,245,044 shares issued and outstanding respectively at January 31, 2019 and 33,141,760 and 28,553,128 shares issued and outstanding respectively at April 30, 2018	3,383	3,314
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at January 31, 2019 and 2,057,390 shares issued and outstanding at April 30, 2018; convertible into Class A Common Shares on a one-for-one basis	182	205
Additional paid-in capital	136,522	131,258
Retained (deficit) earnings	(172)	3,366
Class A treasury stock, 4,588,632 shares at January 31, 2019 and April 30, 2018, at cost	(25,559)	(25,559)
Total shareholders’ equity	114,356	112,584
Commitments and contingencies
Total liabilities and shareholders’ equity	$160,821	$162,965
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Revenues:
License	$1,718	$5,955	$5,432	$12,420
Subscription Fees	3,687	2,584	10,196	6,244
Professional Services and other	10,176	10,342	32,240	31,773
Maintenance	11,422	11,236	34,567	32,903
Total revenues	27,003	30,117	82,435	83,340
Cost of revenues:
License	1,831	1,727	5,305	4,692
Subscription Fees	1,389	1,028	3,746	2,779
Professional Services and other	7,714	7,912	24,484	22,673
Maintenance	2,030	2,404	6,442	6,919
Total cost of revenues	12,964	13,071	39,977	37,063
Gross margin	14,039	17,046	42,458	46,277
Research and development	2,811	3,099	9,818	8,250
Sales and marketing	4,699	5,385	15,183	15,055
General and administrative	4,302	4,263	12,903	11,418
Amortization of acquisition-related intangibles	97	95	291	486
Total operating expenses	11,909	12,842	38,195	35,209
Operating income	2,130	4,204	4,263	11,068
Other (expense)/income:
Interest income	523	403	1,551	1,120
Other, net	4	1,171	(461)	1,729
Earnings before income taxes	2,657	5,778	5,353	13,917
Income tax expense	356	198	424	3,132
Net earnings	$2,301	$5,580	$4,929	$10,785
Earnings per common share (a):
Basic	$0.07	$0.18	$0.16	$0.36
Diluted	$0.07	$0.18	$0.16	$0.36
Cash dividends declared per common share	$0.11	$0.11	$0.33	$0.33
Shares used in the calculation of earnings per common share:
Basic	31,010	30,244	30,887	29,940
Diluted	31,183	30,701	31,351	30,299
______________

(a)
Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.07 and $0.18 for the three months ended January 31, 2019 and 2018, and $0.16 and $0.36 for the nine months ended January 31, 2019 and 2018, respectively. See Note D to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$4,929	$10,785
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,671	4,305
Stock-based compensation expense	1,308	1,108
Net loss (gain) on investments	393	(1,378)
Deferred income taxes	(166)	208
Changes in operating assets and liabilities:
Purchases of trading securities	(7,427)	(20,010)
Proceeds from maturities and sales of trading securities	12,944	11,656
Accounts receivable, net	(831)	(2,926)
Prepaid expenses and other assets	724	(1,494)
Accounts payable and other liabilities	(4,031)	(999)
Deferred revenue	94	4,096
Net cash provided by operating activities	13,608	5,351
Cash flows from investing activities:
Capitalized computer software development costs	(4,162)	(3,652)
Purchases of property and equipment, net of disposals	(1,014)	(413)
Purchases of business, net of cash acquired	—	(9,253)
Net cash used in investing activities	(5,176)	(13,318)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,004	6,719
Dividends paid	(10,172)	(9,841)
Net cash used in financing activities	(6,168)	(3,122)
Net change in cash and cash equivalents	2,264	(11,089)
Cash and cash equivalents at beginning of period	52,794	66,001
Cash and cash equivalents at end of period	$55,058	$54,912

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$505	$6,764
See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
January 31, 2019
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at January 31, 2019, results of operations for the three and nine months ended January 31, 2019 and 2018 and cash flows for the nine months ended January 31, 2019 and 2018. The Company’s results for the three and nine months ended January 31, 2019 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2018. The terms “fiscal 2019” and “fiscal 2018” refer to our fiscal years ending April 30, 2019 and 2018, respectively.
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for fiscal 2018 contained in the Annual Report describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/collectability, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions. The accompanying condensed consolidated balance sheet as of April 30, 2018 and the condensed consolidated statements of operations for the three and nine months and cash flows for the nine months ended January 31, 2018 have not been revised for the effects of Topic 606 and are therefore not comparable to the January 31, 2019 period.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of American Software, Inc. (“American Software”) and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced the previous revenue recognition guidance. The Company adopted the new revenue standard effective May 1, 2018 using the modified retrospective transition method. Under this method, the Company elected to apply the cumulative effect method to contracts that are not complete as of the adoption date. The Company’s total revenue impact is $1.2 million, with approximately 70% impacting fiscal 2019, which is the result of recognizing revenue for the license component of its term licenses and certain perpetual license contracts that were previously recognized over time due to the lack of vendor-specific objective evidence (VSOE) of fair value at the point in time at which control of the software license is transferred to the customer, rather than ratably over the term of the contract. In addition, under the new standard, the Company will capitalize a portion of sales commission expenses and recognize them ratably over the associated period of economic benefit, which the Company has determined to be six years, which will have an impact of $1.1 million. As a result, the cumulative impact due to the adoption of the new revenue standard on the opening consolidated balance sheet will be an increase in opening retained earnings, with a corresponding increase in contract assets and a decrease in deferred revenue.

The following table presents the cumulative effect of adjustments, net of income tax effects, to beginning consolidated balance sheet accounts for the new accounting standard adopted by the Company on the first day of fiscal 2019:

	April 30, 2018	Topic 606	May 1, 2018
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,794	$—	$52,794
Investments	26,121	—	26,121
Trade accounts receivable, net
Billed	18,643	—	18,643
Unbilled	3,375	440	3,815
Prepaid expenses and other current assets	6,592	126	6,718
Total current assets	107,525	566	108,091
Investments—Noncurrent	8,893	—	8,893
Property and equipment, net	3,034	—	3,034
Capitalized software, net	9,728	—	9,728
Goodwill	25,888	—	25,888
Other intangibles, net	5,120	—	5,120
Other assets	2,777	1,325	4,102
Total assets	$162,965	$1,891	$164,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,974	$—	$1,974
Accrued compensation and related costs	6,310	—	6,310
Dividends payable	3,367	—	3,367
Other current liabilities	1,246	80	1,326
Deferred revenue	33,226	(521)	32,705
Total current liabilities	46,123	(441)	45,682
Deferred income taxes	2,615	579	3,194
Long-term deferred revenue	147	—	147
Other long-term liabilities	1,496	—	1,496
Total liabilities	50,381	138	50,519
Shareholders’ equity:
Common stock:
Class A	3,314	—	3,314
Class B	205	—	205
Additional paid-in capital	131,258	—	131,258
Retained earnings	3,366	1,753	5,119
Class A treasury stock	(25,559)	—	(25,559)
Total shareholders’ equity	112,584	1,753	114,337
Commitments and contingencies
Total liabilities and shareholders’ equity	$162,965	$1,891	$164,856

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of January 31, 2019:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$55,058	$—	$55,058
Investments	28,106	—	28,106
Trade accounts receivable, net
Billed	20,298	—	20,298
Unbilled	2,992	(339)	2,653
Prepaid expenses and other current assets	6,184	(180)	6,004
Total current assets	112,638	(519)	112,119
Investments—Noncurrent	998	—	998
Property and equipment, net	3,562	—	3,562
Capitalized software, net	10,497	—	10,497
Goodwill	25,888	—	25,888
Other intangibles, net	3,328	—	3,328
Other assets	3,910	(1,303)	2,607
Total assets	$160,821	$(1,822)	$158,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,789	$—	$1,789
Accrued compensation and related costs	2,909	—	2,909
Dividends payable	3,417	—	3,417
Other current liabilities	1,279	(80)	1,199
Deferred revenue	32,947	267	33,214
Total current liabilities	42,341	187	42,528
Deferred income taxes	3,027	(535)	2,492
Long-term deferred revenue	—	—	—
Other long-term liabilities	1,097	—	1,097
Total liabilities	46,465	(348)	46,117
Shareholders’ equity:
Common stock:
Class A	3,383	—	3,383
Class B	182	—	182
Additional paid-in capital	136,522	—	136,522
Retained earnings	(172)	(1,474)	(1,646)
Class A treasury stock	(25,559)	—	(25,559)
Total shareholders’ equity	114,356	(1,474)	112,882
Commitments and contingencies
Total liabilities and shareholders’ equity	$160,821	$(1,822)	$158,999

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of operations for the three months ended January 31, 2019:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(in thousands, except per share amounts)
Revenues:
License	$1,718	$368	$2,086
Subscription Fees	3,687	2	3,689
Professional Services and other	10,176	31	10,207
Maintenance	11,422	—	11,422
Total revenues	27,003	401	27,404
Cost of revenues:
License	1,831	—	1,831
Subscription Fees	1,389	—	1,389
Professional Services and other	7,714	—	7,714
Maintenance	2,030	—	2,030
Total cost of revenues	12,964	—	12,964
Gross margin	14,039	401	14,440
Research and development	2,811	—	2,811
Sales and marketing	4,699	41	4,740
General and administrative	4,302	—	4,302
Amortization of acquisition-related intangibles	97	—	97
Total operating expenses	11,909	41	11,950
Operating income	2,130	360	2,490
Other income:
Interest income	523	—	523
Other, net	4	—	4
Earnings before income taxes	2,657	360	3,017
Income tax expense	356	49	405
Net earnings	$2,301	$311	$2,612
Earnings per common share:
Basic	$0.07	$0.01	$0.08
Diluted	$0.07	$0.01	$0.08

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of operations for the nine months ended January 31, 2019:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(in thousands, except per share amounts)
Revenues:
License	$5,432	$313	$5,745
Subscription Fees	10,196	6	10,202
Professional Services and other	32,240	137	32,377
Maintenance	34,567	—	34,567
Total revenues	82,435	456	82,891
Cost of revenues:
License	5,305	—	5,305
Subscription Fees	3,746	—	3,746
Professional Services and other	24,484	—	24,484
Maintenance	6,442	—	6,442
Total cost of revenues	39,977	—	39,977
Gross margin	42,458	456	42,914
Research and development	9,818	—	9,818
Sales and marketing	15,183	134	15,317
General and administrative	12,903	—	12,903
Amortization of acquisition-related intangibles	291	—	291
Total operating expenses	38,195	134	38,329
Operating income	4,263	322	4,585
Other income:
Interest income	1,551	—	1,551
Other, net	(461)	—	(461)
Earnings before income taxes	5,353	322	5,675
Income tax expense	424	44	468
Net earnings	$4,929	$278	$5,207
Earnings per common share:
Basic	$0.16	$0.01	$0.17
Diluted	$0.16	$0.01	$0.17

The Company’s net cash provided by operating activities for the nine months ended January 31, 2019 did not change due to the adoption of Topic 606. The following table summarizes the effects of adopting Topic 606 on the financial statement line items of the Company’s condensed consolidated statement of cash flows for the nine months ended January 31, 2019:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
		(in thousands)
Net earnings	$4,929	$278	$5,207
Deferred income taxes	$(166)	$44	$(122)
Changes in operating assets and liabilities:
Accounts receivable, net	$(831)	$(101)	$(932)
Prepaid expenses and other assets	$724	$32	$756
Accounts payable and other liabilities	$(4,031)	$—	$(4,031)
Deferred revenue	$94	$(253)	$(159)
In February 2016, the FASB issued ASU 2016-02, Leases, which established new ASC Topic 842 (ASC 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months.
Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new standard will require both types of leases to be recognized on the balance sheet. ASC 842 also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.
ASC 842 was previously required to be adopted using the modified retrospective approach. However, in July 2018, the FASB issued ASU 2018-11, which allows for retrospective application with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this option, entities would not need to apply ASC 842 (along with its disclosure requirements) to the comparative prior periods presented.
ASC 842 is effective for the Company in the first quarter of fiscal 2020 and we expect that most of our operating leases (primarily real estate) will be recognized as operating lease liabilities and right of use assets on our balance sheet. The Company is continuing to evaluate the impact that the adoption of this standard will have on its consolidated financial statements but we currently believe it is likely that the Company will elect to adopt certain of the optional practical expedients, including the package of practical expedients, which, among other things, gives us the option to not reassess: 1) whether expired or existing contracts are or contain leases; 2) the lease classification for expired or existing leases; and 3) initial direct costs for existing leases.

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
Professional Services and other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our customers, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the customer is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was approximately $336,000 and $1.1 million for the three and nine months ended January 31, 2019, respectively, and approximately $419,000 and $1.4 million for the three and nine months ended January 31, 2018, respectively.
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
Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice customers for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the nine months ended January 31, 2019, we recognized $13 million of revenue that was included in the deferred revenue balance as of April 30, 2018, as adjusted for Topic 606, at the beginning of the period.

	January 31, 2019	May 1, 2018
Contract Balances:
Contract assets, current	$2,992	$3,815
Contract assets, long-term	1,051	332
Total contract assets	$4,043	$4,147
Deferred revenue, current	$32,947	$32,705
Deferred revenue, long-term	—	147
Total deferred revenue	$32,947	$32,852
Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of January 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $59 million. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Disaggregated Revenue. The Company disaggregates revenue from contracts with customers by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Revenues:
Domestic	$22,368	$24,003	$66,825	$66,546
International	4,635	6,114	15,610	16,794
	$27,003	$30,117	$82,435	$83,340
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
Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and other long-term assets, respectively, in the Company’s condensed consolidated balance sheets. Total deferred commissions at January 31, 2019 and April 30, 2018 were $2.5 million and $2.5 million, respectively. Amortization of sales commissions was $0.1 million for the three months ended January 31, 2019 and $0.7 million for the nine months ended January 31, 2019, which is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. No impairment losses were recognized during the periods.
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):
Basic earnings per common share:

	Three Months Ended January 31, 2019		Nine Months Ended January 31, 2019
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.33	$0.33
Undistributed losses	(0.04)	(0.04)	(0.17)	(0.17)
Total	$0.07	$0.07	$0.16	$0.16
Distributed earnings	$3,213	$204	$9,609	$613
Undistributed losses	(1,047)	(69)	(4,974)	(319)
Total	$2,166	$135	$4,635	$294
Basic weighted average common shares outstanding	29,188	1,822	29,036	1,851

	Three Months Ended January 31, 2018		Nine Months Ended January 31, 2018
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.33	$0.33
Undistributed earnings	0.07	0.07	0.03	0.03
Total	$0.18	$0.18	$0.36	$0.36
Distributed earnings	$3,102	$242	$9,180	$747
Undistributed earnings	2,069	167	799	59
Total	$5,171	$409	$9,979	$806
Basic weighted average common shares outstanding	27,992	2,252	27,630	2,310
Diluted EPS for Class A Common Shares Using the If-Converted Method

Three Months Ended January 31, 2019

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,166	29,188	$0.07
Common Stock Equivalents	—	173	—
	2,166	29,361	0.07
Class B Common Share Conversion	135	1,822	—
Diluted EPS for Class A Common Shares	$2,301	31,183	$0.07
Nine Months Ended January 31, 2019

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$4,635	29,036	$0.16
Common Stock Equivalents	—	464	—
	4,635	29,500	0.16
Class B Common Share Conversion	294	1,851	—
Diluted EPS for Class A Common Shares	$4,929	31,351	$0.16
Three Months Ended January 31, 2018

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$5,171	27,992	$0.18
Common Stock Equivalents	—	457	—
	5,171	28,449	0.18
Class B Common Share Conversion	409	2,252	—
Diluted EPS for Class A Common Shares	$5,580	30,701	$0.18

Nine Months Ended January 31, 2018

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$9,979	27,630	$0.36
Common Stock Equivalents	—	359	—
	9,979	27,989	0.36
Class B Common Share Conversion	806	2,310	—
Diluted EPS for Class A Common Shares	$10,785	30,299	$0.36
Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended January 31, 2019

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$135	1,822	$0.07
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	1	—	—
Diluted EPS for Class B Common Shares	$136	1,822	$0.07

Nine Months Ended January 31, 2019

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$294	1,851	$0.16
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	1	—	—
Diluted EPS for Class B Common Shares	$295	1,851	$0.16
Three Months Ended January 31, 2018

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$409	2,252	$0.18
Reallocation of undistributed losses from Class A Common Shares to Class B Common Shares	(2)	—	—
Diluted EPS for Class B Common Shares	$407	2,252	$0.18

Nine Months Ended January 31, 2018

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$806	2,310	$0.36
Reallocation of undistributed losses from Class A Common Shares to Class B Common Shares	(1)	—	—
Diluted EPS for Class B Common Shares	$805	2,310	$0.36

*	Amounts adjusted for rounding
For the three and nine months ended January 31, 2019, we excluded options to purchase 2,416,421 and 464,475 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2018, we excluded options to purchase 12,130 and 57,598 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2019, we had a total of 4,017,123 options outstanding and as of January 31, 2018, we had a total of 3,470,017 options outstanding.
E. Stock-Based Compensation
During the nine months ended January 31, 2019 and 2018, we granted options for 1,201,000 and 1,196,000 shares of Class A common stock, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The forfeiture rates are estimated using historical data. We recorded stock option compensation cost of approximately $466,000 and $314,000 and income tax shortfall of approximately $26,000 and shortfall of $25,000 from option exercises during the three months ended January 31, 2019 and 2018, respectively. We recorded stock option compensation cost of approximately $1.3 million and $1.1 million, and income tax excess benefit of approximately $260,000 and benefit of $51,000 from option exercises during the nine months ended January 31, 2019 and 2018, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.
During the nine months ended January 31, 2019 and 2018, we issued 456,113 and 778,129 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2019 and 2018 based on market value at the exercise dates was approximately $2.1 million and $2.2 million, respectively. As of January 31, 2019, unrecognized compensation cost related to unvested stock option awards approximated $5.0 million, which we expect to recognize over a weighted average period of 1.94 years.
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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2019 and April 30, 2018, respectively, and indicates the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	January 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$49,190	$—	$—	$49,190
Marketable securities	9,810	19,294	—	29,104
Total	$59,000	$19,294	$—	$78,294

	April 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$46,972	$—	$—	$46,972
Marketable securities	11,125	23,889	—	35,014
Total	$58,097	$23,889	$—	$81,986
G. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through January 31, 2019, we have repurchased 1,053,679 shares of Class A common stock at a cost of approximately $6.2 million. As of January 31, 2019, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
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

In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2019 and 2018 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Revenues:
Supply Chain Management	$21,494	$24,902	$65,066	$67,965
IT Consulting	4,938	4,557	15,517	13,522
Other	571	658	1,852	1,853
	$27,003	$30,117	$82,435	$83,340
Operating income (loss) before intersegment eliminations:
Supply Chain Management	$4,981	$5,969	$12,021	$15,551
IT Consulting	244	185	999	775
Other	(3,095)	(1,950)	(8,757)	(5,258)
	$2,130	$4,204	$4,263	$11,068
Intersegment eliminations*:
Supply Chain Management	—	—	—	—
IT Consulting	—	—	—	—
Other	—	—	—	—
	—	—	—	—
Operating income (loss) after intersegment eliminations:
Supply Chain Management	$4,981	$5,969	$12,021	$15,551
IT Consulting	244	185	999	775
Other	(3,095)	(1,950)	(8,757)	(5,258)
	$2,130	$4,204	$4,263	$11,068
Capital expenditures:
Supply Chain Management	$21	$79	$145	$160
IT Consulting	—	2	1	8
Other	99	120	868	245
	$120	$201	$1,014	$413
Capitalized software:
Supply Chain Management	$2,073	$1,035	$4,162	$3,652
IT Consulting	—	—	—	—
Other	—	—	—	—
	$2,073	$1,035	$4,162	$3,652
Depreciation and amortization:
Supply Chain Management	$1,862	$1,551	$5,416	$4,157
IT Consulting	2	2	6	6
Other	96	46	249	142
	$1,960	$1,599	$5,671	$4,305
Earnings (loss) before income taxes:
Supply Chain Management	$5,190	$6,099	$12,248	$15,892
IT Consulting	244	185	999	775
Other	(2,777)	(506)	(7,894)	(2,750)
	$2,657	$5,778	$5,353	$13,917

*	Fiscal 2018 recast to adjust for corporate overhead and other common expenses, which were no longer allocated starting in fiscal 2019.

J. Major Customers
No one customer accounted for more than 10% of total revenues for the three and nine months ended January 31, 2019 and 2018.
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
L. Subsequent Event
On February 13, 2019, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on May 24, 2019 to Class A and Class B shareholders of record at the close of business on May 10, 2019.

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
In January 2019, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2018 and 2019. The update noted that, “Global growth for 2018 is estimated at 3.7 percent, as in the October 2018 World Economic Outlook (WEO) forecast, despite weaker performance in some economies, notably Europe and Asia. The global economy is projected to grow at 3.5 percent in 2019 and 3.6 percent in 2020, 0.2 and 0.1 percentage point below last October’s projections. The global growth forecast for 2019 and 2020 had already been revised downward in the last WEO, partly because of the negative effects of tariff increases enacted in the United States and China earlier that year. The further downward revision since October in part reflects carry over from softer momentum in the second half of 2018—including in Germany following the introduction of new automobile fuel emission standards and in Italy where concerns about sovereign and financial risks have weighed on domestic demand—but also weakening financial market sentiment as well as a contraction in Turkey now projected to be deeper than anticipated."
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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report for fiscal 2018. Additional information and other factors that could affect future financial results may be included, from time to time, in our filings with the Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note A in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2019 and 2018:

	Three Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2019	2018	2019 vs. 2018
Revenues:
License	6%	20%	(71)%
Subscription Fees	14%	9%	43%
Professional Services and other	38%	34%	(2)%
Maintenance	42%	37%	2%
Total revenues	100%	100%	(10)%
Cost of revenues:
License	7%	6%	(6)%
Subscription Fees	5%	3%	35%
Professional Services and other	29%	26%	(3)%
Maintenance	8%	8%	(16)%
Total cost of revenues	49%	43%	(1)%
Gross margin	51%	57%	(18)%
Research and development	10%	10%	(9)%
Sales and marketing	17%	18%	(13)%
General and administrative	16%	14%	1%
Amortization of acquisition-related intangibles	—%	—%	2%
Total operating expenses	43%	42%	(7)%
Operating income	8%	15%	(49)%
Other income:
Interest income	2%	1%	30%
Other, net	—%	4%	(100)%
Earnings before income taxes	10%	20%	(54)%
Income tax expense	1%	1%	80%
Net earnings	9%	19%	(59)%

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2019 and 2018:

	Nine Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2019	2018	2019 vs. 2018
Revenues:
License	7%	15%	(56)%
Subscription Fees	12%	7%	63%
Professional Services and other	39%	38%	1%
Maintenance	42%	40%	5%
Total revenues	100%	100%	(1)%
Cost of revenues:
License	6%	6%	13%
Subscription Fees	5%	3%	35%
Professional Services and other	30%	27%	8%
Maintenance	8%	8%	(7)%
Total cost of revenues	49%	44%	8%
Gross margin	51%	56%	(8)%
Research and development	12%	10%	19%
Sales and marketing	18%	18%	1%
General and administrative	16%	14%	13%
Amortization of acquisition-related intangibles	—%	1%	(40)%
Total operating expenses	46%	43%	8%
Operating income	5%	13%	(61)%
Other income:
Interest income	2%	1%	38%
Other, net	(1)%	2%	(127)%
Earnings before income taxes	6%	16%	(62)%
Income tax expense	1%	4%	(86)%
Net earnings	5%	12%	(54)%
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2019 AND 2018 REVENUES

	Three Months Ended January 31,
				% of Total Revenue
	2019	2018	% Change	2019	2018
	(in thousands)
License	$1,718	$5,955	(71)%	6%	20%
Subscription Fees	3,687	2,584	43%	14%	9%
Professional Services and other	10,176	10,342	(2)%	38%	34%
Maintenance	11,422	11,236	2%	42%	37%
Total revenues	$27,003	$30,117	(10)%	100%	100%

	Nine Months Ended January 31,
				% of Total Revenue
	2019	2018	% Change	2019	2018
	(in thousands)
License	$5,432	$12,420	(56)%	7%	15%
Subscription Fees	10,196	6,244	63%	12%	7%
Professional Services and other	32,240	31,773	1%	39%	38%
Maintenance	34,567	32,903	5%	42%	40%
Total revenues	$82,435	$83,340	(1)%	100%	100%
For the three months ended January 31, 2019, the 10% decrease in revenues over the three months ended January 31, 2018 was attributable primarily to a 71% decrease in license revenues and to a lesser extent a 2% decrease in professional fees and other revenues, when compared to the same period last year. This decrease was partially offset by a 43% increase in subscription fees revenues and to a lesser extent a 2% increase in maintenance revenues.
For the nine months ended January 31, 2019, the 1% decrease in revenues over the nine months ended January 31, 2018 was attributable primarily to a 56% decrease in license revenues, when compared to the same period last year. This decrease was partially offset by a 63% increase in subscription fees revenues, and to a lesser extent a 5% increase in maintenance revenues and a 1% increase in professional services revenues.
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
International revenues represented approximately 17% and 19% of total revenues in the three and nine months ended January 31, 2019, respectively and 20% of total revenues in the three and nine months ended January 31, 2018. Our revenues, in particular our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.
License Revenues

	Three Months Ended January 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$1,683	$5,875	(71)%
Other	35	80	(56)%
Total license revenues	$1,718	$5,955	(71)%

	Nine Months Ended January 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$5,298	$12,316	(57)%
Other	134	104	29%
Total license revenues	$5,432	$12,420	(56)%
For the three and nine months ended January 31, 2019, license fee revenues decreased 71% and 56%, respectively, when compared to the same period in the prior year. In the three and nine months ended January 31, 2019, license fee revenues from our SCM segment decreased 71% and 57%, respectively, when compared to the corresponding periods in the prior year due to an increase in sales of our products on Logility’s cloud services platform that require revenue to be deferred over the life of the contracted period, which is typically one to three years. For both the three months and nine months ended January 31, 2019 and 2018, our SCM segment constituted approximately 98% and 99% of total license fee revenues, respectively. Our Other segment license fee revenues decreased by 56% and increased by 30%, respectively, for the three and nine months ended January 31,

2019 when compared to the same period in the prior year primarily due to timing of additional sales to our existing ERP customers.
The direct sales channel provided approximately 79% and 87% of license fee revenues for the three and nine months ended January 31, 2019, compared to approximately 91% and 83% in the comparable periods last year. The increase in the percentage of sales by our direct sales channel for the nine months ended January 31, 2019 was due to our indirect channel selling proportionately more SaaS than license contracts compared to our direct channel. For the three and nine months ended January 31, 2019, our margins after commissions on direct sales were approximately 95% and 90%, compared to 88% and 87% in the comparable periods last year. The increase in margins is due to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended January 31, 2019 and 2018, our margins after commissions on indirect sales were approximately 52% and 32%, respectively. For the nine months ended January 31, 2019 and 2018, our margins after commissions on indirect sales were approximately 54% and 36%, respectively. The indirect channel margins for the current quarter increased compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.
Subscription Fees

	Three Months Ended January 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$3,687	$2,584	43%
Total Subscription Fees revenues	$3,687	$2,584	43%

	Nine Months Ended January 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$10,196	$6,244	63%
Total Subscription Fees revenues	$10,196	$6,244	63%
For the three and nine months ended January 31, 2019, subscription fees revenues increased by 43% and 63%, respectively, primarily due to the increased subscription fees revenues from our SCM segment which increased sales of our products on our cloud services platform that require revenue to be deferred over the life of the contracted period, which is typically one to three years.
For the nine months ended January 31, 2019, cloud services ACV increased approximately 49% to $16.2 million compared to $10.9 million in the same period of the prior year due to increased sales of our products on our Cloud Services platform that require revenue to be deferred over the life of the contracted period, which is typically one to three years. ACV is a forward-looking operating measure used by management to better understand cloud services (SaaS and other related cloud services) revenue trends within our business, as it reflects our current estimate of revenue to be generated under existing client contracts in the forward 12-month period.
Professional Services and other revenues

	Three Months Ended January 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$5,009	$5,567	(10)%
IT Consulting	4,938	4,557	8%
Other	229	218	5%
Total Professional Services and other revenues	$10,176	$10,342	(2)%

	Nine Months Ended January 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$16,007	$17,634	(9)%
IT Consulting	15,517	13,522	15%
Other	716	617	16%
Total Professional Services and other revenues	$32,240	$31,773	1%
For the three and nine months ended January 31, 2019, professional services and other revenues decreased by 2% and increased by 1%, respectively, due to the increased professional services and other revenues from our Other and IT Consulting segments. This increase was partially offset by a decrease in professional services and other revenues from our SCM segment. For the three and nine months ended January 31, 2019, our Other segment’s revenues increased 5% and 16% when compared to the same periods last year. For the three and nine months ended January 31, 2019, our IT Consulting segment’s revenues increased 8% and 15% when compared to the same periods in the prior year due to an increase in project work from existing and new customers. For the three and nine months ended January 31, 2019, our SCM segment’s revenues decreased 10% and 9%, primarily because certain implementation project work ended during the quarter before new projects could start. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license and subscription revenues by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.
Maintenance Revenues

	Three Months Ended January 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$11,115	$10,876	2%
Other	307	360	(15)%
Total maintenance revenues	$11,422	$11,236	2%

	Nine Months Ended January 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$33,565	$31,769	6%
Other	1,002	1,134	(12)%
Total maintenance revenues	$34,567	$32,903	5%
For the three and nine months ended January 31, 2019, maintenance revenues increased 2% and 5%, respectively when compared to the same periods in the prior year. Our SCM maintenance revenue increased 2% and 6% for the three and nine months ended January 31, 2019, when compared to the same periods last year due primarily to our recent Halo acquisition in the third quarter of fiscal 2018 and improved customer retention. The SCM segment accounted for 97% of total maintenance revenues for the three and nine months ended January 31, 2019 and accounted for 97% for the same periods in the prior year. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
	2019		2018		2019		2018
Gross margin on license fees	$(113)	(7)%	$4,228	71%	$127	2%	$7,728	62%
Gross margin on subscription fees	2,298	62%	1,556	60%	6,450	63%	3,465	56%
Gross margin on professional services and other	2,462	24%	2,430	24%	7,757	24%	9,100	29%
Gross margin on maintenance	9,392	82%	8,832	79%	28,124	81%	25,984	79%
Total gross margin	$14,039	51%	$17,046	57%	$42,458	51%	$46,277	56%
For the three and nine months ended January 31, 2019, our total gross margin percentages decreased when compared to the same periods in the prior year primarily due to our lower margins on license fee revenue and professional services and other revenue, partially offset by higher margins on subscription fees and maintenance revenue.
Gross Margin on License Fees
License fee gross margin percentage for the three and nine months ended January 31, 2019 decreased when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.
Gross Margin on Subscription Fees
Our gross margin percentage on subscription fees revenues increased from 60% and 56% for the three and nine months ended January 31, 2018 to 62% and 63% for the three and nine months ended January 31, 2019, respectively, primarily due to the increase in subscription revenue, combined with a lower incremental increase in cost.
Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenues remained flat at 24% for the three months ended January 31, 2018 and for the three months ended January 31, 2019. Our gross margin percentage on professional services and other revenues decreased from 29% for the nine months ended January 31, 2018 to 24% for the nine months ended January 31, 2019. This decrease was primarily due to lower gross margins in our SCM segment services of 28% and 32% for the three months ended January 31, 2019 and 2018, and 23% and 31% for the nine months ended January 31, 2019 and 2018, respectively, due to lower billing utilization from several large projects ending during the quarter. Our Other segment professional services gross margin increased from 28% to 51% for the three months ended January 31, 2019 and 2018, respectively, and from 33% to 45% for the nine months ended January 31, 2019 and 2018, due to higher margin projects in the current quarter. Our IT Consulting segment professional services gross margin increased from 23% to 24% for the three months ended January 31, 2019 and 2018, respectively, and 21% to 24% for the nine months ended January 31, 2019 and 2018, due to higher margin projects in the current quarter. Professional services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.
Gross Margin on Maintenance
Maintenance gross margin percentage increased from 79% and 79% for the three and nine months ended January 31, 2018 to 82% and 81% for the three and nine months ended January 31, 2019, respectively, mainly due to an increase in maintenance revenue. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended January 31,				Nine Months Ended January 31,
	2019	2018	% of Revenues		2019	2018	% of Revenues
			2019	2018			2019	2018
	(in thousands)				(in thousands)
Research and development	$2,811	$3,099	10%	10%	$9,818	$8,250	12%	10%
Sales and marketing	$4,699	$5,385	17%	18%	$15,183	$15,055	18%	18%
General and administrative	$4,302	$4,263	16%	14%	$12,903	$11,418	16%	14%
Amortization of acquisition-related intangible assets	$97	$95	—%	—%	$291	$486	—%	1%
Other income, net	$527	$1,574	2%	5%	$1,090	$2,849	1%	3%
Income tax expense	$356	$198	1%	1%	$424	$3,132	1%	4%
Research and Development
Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended January 31,
	2019	2018	% Change
	(in thousands)
Total capitalized computer software development costs	$2,073	$1,035	100%
Percentage of gross product research and development costs	42%	25%
Total research and development expense	$2,811	$3,099	(9)%
Percentage of total revenues	10%	10%
Total gross research and development expense and capitalized computer software development costs	$4,884	$4,134	18%
Percentage of total revenues	18%	14%
Total amortization of capitalized computer software development costs *	$1,195	$965	24%
	Nine Months Ended January 31,
	2019	2018	% Change
	(in thousands)
Total capitalized computer software development costs	$4,162	$3,652	14%
Percentage of gross product research and development costs	30%	31%
Total research and development expense	$9,818	$8,250	19%
Percentage of total revenues	12%	10%
Total gross research and development expense and capitalized computer software development costs	$13,980	$11,902	17%
Percentage of total revenues	17%	14%
Total amortization of capitalized computer software development costs *	$3,393	$2,727	24%

*	Included in cost of license fees and subscription fees.
For the three and nine months ended January 31, 2019, gross product research and development costs increased 18% and 17%, respectively, when compared to the same periods in the previous year due partially to the recent Halo acquisition in the third quarter of fiscal 2018 and increased headcount in our SCM segment. We expect capitalized product development costs to decrease due to timing of projects and we expect capitalized software amortization expense to be relatively stable in coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.
Sales and Marketing
For the three and nine months ended January 31, 2019, sales and marketing expenses decreased 13% and increased 1%, respectively, when compared to the same periods a year ago, primarily due to lower commissions in the current quarter due to lower sales revenue and an increase in headcount for the nine months ended January 31, 2019 when compared to the same periods last year.

General and Administrative
For the three and nine months ended January 31, 2019, general and administrative expenses increased 1% and 13%, respectively, when compared to the same periods a year ago, primarily due to the recent Halo acquisition in the third quarter of fiscal 2018.
At January 31, 2019, the total number of employees was 452 compared to 440 at January 31, 2018.
Operating Income/(Loss)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Supply Chain Management	$4,981	$5,969	(17)%	$12,021	$15,551	(23)%
IT Consulting	244	185	32%	999	775	29%
Other*	(3,095)	(1,950)	59%	(8,757)	(5,258)	67%
Total Operating Income	$2,130	$4,204	(49)%	$4,263	$11,068	(61)%

*	Includes all corporate overhead and other common expenses in fiscal 2019.
Our SCM segment operating income decreased by 17% and 23% in the three and nine months ended January 31, 2019 compared to the same periods in the prior year primarily due to the recent Halo acquisition in the third quarter of fiscal 2018.
Our IT Consulting segment’s operating income increased by 32% and 29% for the three and nine months ended January 31, 2019 compared to same periods last year primarily due to increased revenues and gross margins.
Our Other segment operating loss increased by 59% and 67% for the three and nine months ended January 31, 2019 when compared to the same periods in the prior year because all corporate overhead and common expenses are included in this segment in fiscal 2019.
Other Income
Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three and nine months ended January 31, 2019, the decrease in other income is mainly due to higher unrealized losses on investments when compared to the same periods last year. We recorded losses of approximately $80,000 and $393,000 for the three and nine months ended January 31, 2019, respectively, from our trading securities portfolio. We recorded gains of approximately $997,000 and $1,378,000 the three and nine months ended January 31, 2018, respectively, from our trading securities portfolio.
For the three and nine months ended January 31, 2019, our investments generated an annualized yield of approximately 1.33% and 1.38%, respectively, compared to approximately 1.34% and 1.37% for the three and nine months ended January 31, 2018, respectively.
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
During the three and nine months ended January 31, 2019, we recorded income tax expense of $356,000 and $424,000, respectively, primarily due to discrete stock compensation shortfalls of $26,000 and discrete stock compensation benefits of $260,000, respectively, net of normal income tax expense from operations. Before adjusting for these discrete tax benefits, our effective tax rate would have been 14.3% and 13.7%, respectively, in the three and nine months ended January 31, 2019 compared to our tax effective rate of 22.5% and 29.8% in the three and nine months ended January 31, 2018. The Tax Cuts and Jobs Act enacted on December 22, 2017, which lowered our U.S. statutory federal income tax rate from 35% to 21%, was the primary driver of the reduction in our effective tax rate. In addition, research and development and foreign tax credits reduced our effective tax rate by 7.5% and 2.7%, respectively, in the nine months ended January 31, 2019, compared to reductions of 3% and 1%, respectively, in the nine months ended January 31, 2018.

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
The following table shows information about our cash flows and liquidity positions during the nine months ended January 31, 2019 and 2018. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1” in Part I of this Quarterly Report and in our Annual Report for fiscal 2018.

	Nine Months Ended January 31, (in thousands)
	2019	2018
Net cash provided by operating activities	$13,608	$5,351
Net cash used in investing activities	(5,176)	(13,318)
Net cash used in financing activities	(6,168)	(3,122)
Net change in cash and cash equivalents	$2,264	$(11,089)
For the nine months ended January 31, 2019, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to the following: (1) a decrease in purchases of trading securities, (2) a relative decrease in prepaid expenses when compared to the same period in the prior year due to the timing of purchases, (3) a relative decrease in customer accounts receivables caused by the timing of closing customer sales and related collections, (4) a loss on investments compared to a gain in the same period last year, (5) higher proceeds from the maturity and sales of trading securities, (6) an increase in depreciation and amortization and (7) an increase in stock-based compensation expense.
This increase in cash provided by operating activities was partially offset by: (1) a decrease in net earnings, (2) a relative decrease in deferred revenue due to timing of revenue recognition, (3) a relative decrease in accounts payable and other accruals due to timing of payments and (4) a decrease in deferred income tax.
The decrease in cash used in investing activities when compared to the same period in the prior year was mainly due to the Halo acquisition in fiscal 2018, partially offset by an increase in purchases of property and equipment and higher capitalized computer software development costs.
The increase in cash used in financing activities compared to the prior year was due primarily to an increase in dividends paid and a decrease in proceeds from exercise of stock options.
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of January 31, (in thousands)
	2019	2018
Cash and cash equivalents	$55,058	$54,912
Short and long-term investments	29,105	33,519
Total cash and short and long-term investments	$84,163	$88,431
Net (decrease) in total cash and investments (nine months ended January 31)	$(5,863)	$(1,357)

Our total activities used more cash and investments during the nine months ended January 31, 2019, when compared to the prior year period, primarily due to normal business operations.
Days Sales Outstanding in accounts receivable were 78 days as of January 31, 2019, compared to 70 days as of January 31, 2018. This increase is primarily due to the timing of billings and cash collections. Our current ratio on January 31, 2019 was 2.7 to 1 and on January 31, 2018 was 2.3 to 1.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $84.2 million in cash and investments with no debt as of January 31, 2019, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through January 31, 2019, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of January 31, 2019, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have based the foregoing discussion and analysis of financial condition and results of operations on our condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report for fiscal 2018, describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
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

Item 3	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In each of the three and nine months ended January 31, 2019, we generated approximately 17% and 19% of our revenues, respectively, outside the United States. We typically make international sales through our foreign branches or Logility and denominate those sales in U.S. dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $21,000 and of $375,000 for the three and nine months ended January 31, 2019, respectively, compared to an exchange rate gain of approximately $75,000 for both the three months and nine months ended January 31, 2018, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $390,000 and $430,000 exchange rate gain or loss for the three and nine months ended January 31, 2019, respectively. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of January 31, 2019 was approximately $78.3 million compared to $84.0 million as of January 31, 2018.
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
Our principal executive officer and principal financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our Annual Report and Quarterly Reports. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
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
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report for fiscal 2018. There have been no material changes to the risk factors as previously disclosed in such Annual Report.

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
______________

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

AMERICAN SOFTWARE, INC.

Date: March 7, 2019	By:	/s/ James C. Edenfield
James C. Edenfield Executive Chairman, Treasurer and Director (Principal Executive Officer)

Date: March 7, 2019	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: March 7, 2019	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer