Form 10-Q
period 2019-07-31
AMERICAN SOFTWARE INC
filed 2019-09-06
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 0-12456
_________________
AMERICAN SOFTWARE, INC.
(Exact name of registrant as specified in its charter)
_________________

Georgia	58-1098795
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

470 East Paces Ferry Road, N.E., Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)
(404) 261-4381
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AMSWA	NASDAQ Global Select Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 30, 2019
Class A Common Stock, $.10 par value	29,545,007 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended July 31, 2019

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	July 31, 2019	April 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$62,722	$61,288
Investments	23,591	24,710
Trade accounts receivable, less allowance for doubtful accounts of $110 at July 31, 2019 and $153 at April 30, 2019:
Billed	17,471	18,819
Unbilled	3,030	1,475
Prepaid expenses and other current assets	5,772	6,210
Total current assets	112,586	112,502
Investments—noncurrent	1,679	2,484
Property and equipment, net of accumulated depreciation of $29,487 at July 31, 2019 and $29,327 at April 30, 2019	3,534	3,585
Capitalized software, net of accumulated amortization of $30,227 at July 31, 2019 and $28,740 at April 30, 2019	10,862	11,063
Goodwill	25,888	25,888
Other intangibles, net of accumulated amortization of $11,242 at July 31, 2019 and $10,643 at April 30, 2019	2,134	2,732
Lease right of use assets	2,587	—
Deferred sales commissions—noncurrent	2,009	1,546
Other assets	1,655	1,510
Total assets	$162,934	$161,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,173	$2,448
Accrued compensation and related costs	3,364	2,561
Dividends payable	3,451	3,434
Operating lease obligations	769	—
Other current liabilities	1,868	1,375
Deferred revenue	32,704	33,283
Total current liabilities	43,329	43,101
Deferred income taxes	3,357	3,514
Long-term operating lease obligations	1,957	—
Other long-term liabilities	88	88
Total liabilities	48,731	46,703
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 34,131,239 and 29,542,607 shares issued and outstanding respectively at July 31, 2019 and 33,979,739 and 29,391,107 shares issued and outstanding respectively at April 30, 2019	3,413	3,398
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at July 31, 2019 and April 30, 2019; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	140,195	138,315
Retained (deficit) earnings	(4,028)	(1,729)
Class A treasury stock, 4,588,632 shares at July 31, 2019 and April 30, 2019, at cost	(25,559)	(25,559)
Total shareholders’ equity	114,203	114,607
Commitments and contingencies
Total liabilities and shareholders’ equity	$162,934	$161,310
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2019	2018
Revenues:
License	$1,778	$1,702
Subscription fees	4,458	3,168
Professional services and other	10,137	11,008
Maintenance	11,010	11,521
Total revenues	27,383	27,399
Cost of revenues:
License	1,380	1,714
Subscription fees	2,125	1,068
Professional services and other	7,405	8,667
Maintenance	1,851	2,198
Total cost of revenues	12,761	13,647
Gross margin	14,622	13,752
Research and development	3,328	3,675
Sales and marketing	5,579	5,180
General and administrative	4,821	4,193
Amortization of acquisition-related intangibles	97	97
Total operating expenses	13,825	13,145
Operating income	797	607
Other income:
Interest income	475	504
Other, net	50	249
Earnings before income taxes	1,322	1,360
Income tax expense/(benefit)	170	(25)
Net earnings	$1,152	$1,385
Earnings per common share (a):
Basic	$0.04	$0.05
Diluted	$0.04	$0.04
Cash dividends declared per common share	$0.11	$0.11
Shares used in the calculation of earnings per common share:
Basic	31,270	30,725
Diluted	31,951	31,343
______________

(a)
Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.04 and $0.05 for the three months ended July 31, 2019 and 2018, respectively. See Note E to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained earnings/deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance at April 30, 2018	33,141,764	$3,314	2,057,390	$205	$131,258	$3,366	$(25,559)	$112,584
Cumulative effect of the adoption of Topic 606	—	—	—	—	—	1,753	—	1,753
Proceeds from stock options exercised*	295,809	30	—	—	2,636	—	—	2,666
Conversion of Class B shares into Class A shares*	235,803	23	(235,803)	(23)	—	—	—	—
Stock-based compensation	—	—	—	—	398	—	—	398
Net earnings	—	—	—	—	—	1,385	—	1,385
Dividends declared*	—	—	—	—	—	(3,399)	—	(3,399)
Balance at July 31, 2018	33,673,376	$3,367	1,821,587	$182	$134,292	$3,105	$(25,559)	$115,387

Balance at April 30, 2019	33,979,739	$3,398	1,821,587	$182	$138,315	$(1,729)	$(25,559)	$114,607
Proceeds from stock options exercised	151,500	15	—	—	1,437	—	—	1,452
Stock-based compensation	—	—	—	—	443	—	—	443
Net earnings	—	—	—	—	—	1,152	—	1,152
Dividends declared*	—	—	—	—	—	(3,451)	—	(3,451)
Balance at July 31, 2019	34,131,239	$3,413	1,821,587	$182	$140,195	$(4,028)	$(25,559)	$114,203
*Amounts adjusted for rounding

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$1,152	$1,385
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,245	1,798
Stock-based compensation expense	443	398
Net (gain) on investments	(63)	(388)
Deferred income taxes	(157)	28
Changes in operating assets and liabilities:
Purchases of trading securities	(8,739)	(2,857)
Proceeds from maturities and sales of trading securities	10,727	5,758
Accounts receivable, net	(207)	5,466
Prepaid expenses and other assets	(171)	330
Accounts payable and other liabilities	160	(4,223)
Deferred revenue	(579)	(3,334)
Net cash provided by operating activities	4,811	4,361
Cash flows from investing activities:
Capitalized computer software development costs	(1,285)	(884)
Purchases of property and equipment, net of disposals	(110)	(714)
Net cash used in investing activities	(1,395)	(1,598)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,452	2,666
Dividends paid	(3,434)	(3,368)
Net cash used in financing activities	(1,982)	(702)
Net change in cash and cash equivalents	1,434	2,061
Cash and cash equivalents at beginning of period	61,288	52,794
Cash and cash equivalents at end of period	$62,722	$54,855

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$105	$27
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,451	$3,400
See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
July 31, 2019
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these Condensed Consolidated Financial Statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at July 31, 2019, results of operations for the three months ended July 31, 2019 and 2018, consolidated statements of shareholders’ equity for the three months ended July 31, 2019 and 2018 and cash flows for the three months ended July 31, 2019 and 2018. The Company’s results for the three months ended July 31, 2019 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2019. The terms “fiscal 2020” and “fiscal 2019” refer to our fiscal years ending April 30, 2020 and 2019, respectively.
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for fiscal 2019 contained in the Annual Report describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/collectability, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Software, Inc. (“American Software”) and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements
Adoption of New Accounting Standard
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, which established new FASB Accounting Standards Codification ("ASC") Topic 842 ("ASC 842"), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than 12 months.
Consistent with prior GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike prior GAAP, which required only capital leases to be recognized on the balance sheet, the new standard requires both types of leases to be recognized on the balance sheet. ASC 842 also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the Condensed Consolidated Financial Statements.
The new lease standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASC 842 on May 1, 2019, using the modified retrospective method and utilized the optional transition method under which the Company continues to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative period presented. Therefore, the adjustment to recognize the Company’s leases on the Condensed Consolidated Balance Sheet related to the adoption of the new standard was recorded as of the adoption date and prior periods were not restated.

As part of the adoption of ASC 842, the Company elected to adopt certain of the optional practical expedients, including the package of practical expedients which, among other things, gives us the option to not reassess: 1) whether expired or existing contracts are or contain leases; 2) the lease classification for expired or existing leases; and 3) initial direct costs for existing leases. The Company also elected the practical expedient to not record lease right-of-use (“ROU”) assets and lease obligations for leases with terms of 12 months or less. Finally, the Company also elected the practical expedient to not separate lease and non-lease components, which allows it to account for lease and non-lease components as a single lease component. The Company did not elect the hindsight practical expedient in its determination of the lease term for existing leases; therefore, the original lease terms, as determined under ASC 840, were used in the calculation of the Company’s initial ASC 842 lease liabilities.
Adoption of the new standard resulted in the recognition of operating lease ROU assets of approximately $2.7 million, current operating lease liabilities of approximately $0.7 million and long-term operating lease liabilities of approximately $2.1 million as of May 1, 2019.
The adoption had no impact on retained earnings, the Condensed Consolidated Statements of Operations, or the Condensed Consolidated Statements of Cash Flows. See Note C for further discussion of the Company’s leases.

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
Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our customers, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the customer is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was approximately $0.4 million and 0.3 million for the three months ended July 31, 2019 and 2018, respectively.

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
Indirect Channel Revenue. We record revenues from sales made through the indirect sales channels on a gross basis, because we control the goods or services and act as the principal in the transaction. In reaching this determination, we evaluated sales through our indirect channel on a case-by-case basis and considered a number of factors including indicators of control such as the party having the primary responsibility to provide specified goods or services and the party having discretion in establishing prices.
Sales Taxes. We account for sales taxes collected from customers on a net basis.
Significant Judgments. Our contracts with customers typically contain promises to transfer multiple products and services to a customer. Judgment is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. We allocate the transaction price to distinct performance obligations based on their relative standalone selling price (“SSP”). We estimate SSP primarily based on the prices charged to customers for products or services sold on a standalone basis, or by using information such as market conditions and other observable inputs. However, the selling prices of our software licenses are highly variable or uncertain. Therefore, we estimate SSP for software licenses using the residual approach, determined based on total transaction price less the SSP of other products and services promised in the contract. When performing relative selling price allocations, we use the contract price as the estimate of SSP if it falls within the Company’s range estimate of SSP, since any point within the range would be a valid price point on a standalone basis. If the contract price falls outside of the range of SSP, the Company will use the nearest point in the SSP range in its relative selling price allocation.
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
We have an unconditional right to consideration for all goods and services transferred to our customers. That unconditional right to consideration is reflected in billed and unbilled accounts receivable in the accompanying Condensed Consolidated Balance Sheets in accordance with ASC Topic 606.
Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice customers for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the three months ended July 31, 2019, we recognized $14 million of revenue that was included in the deferred revenue balance as of April 30, 2019.

	July 31, 2019	April 30, 2019
	(in thousands)
Contract Balances:
Contract assets, current	$3,030	$1,475
Total contract assets	$3,030	$1,475

Deferred revenue, current	$32,704	$33,283
Total deferred revenue	$32,704	$33,283

Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of July 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $72 million. The Company expects to recognize revenue on approximately two-thirds of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Disaggregated Revenue. The Company disaggregates revenue from contracts with customers by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended July 31,
	2019	2018
	(in thousands)
Revenues:
Domestic	$21,411	$21,952
International	5,972	5,447
	$27,383	$27,399

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
Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and deferred sales commissions—noncurrent, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at July 31, 2019 and April 30, 2019 were $3.1 million and $2.3 million, respectively. Amortization of sales commissions was $0.2 million for the three months ended July 31, 2019, which is included in sales and marketing expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
C. Leases

The Company’s operating leases are primarily related to facility leases for administration and sales. The operating leases have terms ranging from three to five years. While each of the leases includes renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company does not have any finance leases.
Balance sheet information related to operating leases is as follows (in thousands):

July 31, 2019
Assets
Right of use assets	$2,587

Liabilities
Current lease liabilities	769
Long-term lease liabilities	1,957
Total liabilities	$2,726

Lease cost information related to operating leases is as follows (in thousands):

Three Months Ended July 31,
Lease cost
Operating lease cost	$194
Short-term lease cost	152
Variable lease cost	56
Total lease cost	$402
Lease costs are mainly included in "Selling and marketing" and "General and administrative" expenses in the Company’s Condensed Consolidated Statements of Operations.
The Company's impact to the Condensed Consolidated Statement of Cash Flows was presented in the operating activities section, which mainly consisted of cash paid for operating lease liabilities of approximately $0.3 million and the amortization of the right of use assets and operating lease obligations of $5,000 during the three months ended July 31, 2019. The Company did not modify any existing leases or execute any new leases during the three months ended July 31, 2019.
Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

July 31, 2019
Weighted average remaining lease term	3.9 years
Weighted average discount rate	3.5%
The following table summarizes the maturity of the Company’s operating lease liabilities as of July 31, 2019 (in thousands):

FY2020	$601
FY2021	775
FY2022	702
FY2023	470
FY2024	346
Thereafter	20
Total operating lease payments	$2,914
Less imputed interest	(188)
Total operating lease liabilities	$2,726

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2019 are as follows (due to existence of renewal or escalation clauses) (in thousands):

Years ended April 30:
2020	$847
2021	790
2022	706
2023	433
2024	317
Thereafter	17
$3,110

The Company leases to other tenants a portion of its headquarters building that it owns in Atlanta, Georgia. The leases expire at various dates through March 2022. Lease income is included in "Other income, net" in the Company’s Condensed Consolidated Statements of Operations and totaled approximately $57,000 for the three months ended July 31, 2019. Lease payments to be received as of July 31, 2019 are as follows (in thousands):

FY2020	$143
FY2021	105
FY2022	55
FY2023	—
FY2024	—
Total	$303
Future minimum lease rentals receivable under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2019 are as follows (already included or prorated at the Company’s occupied building) (in thousands):

Years ended April 30:
2020	$194
2021	105
2022	55
2023	—
2024	—
Thereafter	—
$354

D. Declaration of Dividend Payable
On May 29, 2019, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend was payable on August 30, 2019 to Class A and Class B shareholders of record at the close of business on August 16, 2019.
E. Earnings Per Common Share
The Company has two classes of common stock. Class B common shares are convertible into Class A common shares at anytime, on a one-for-one basis. Under the Company’s Articles of Incorporation, if dividends are declared, holders of Class A common shares shall receive a $0.05 dividend per share prior to the Class B common shares receiving any dividend and holders of Class A common shares shall receive a dividend at least equal to Class B common shares dividends on a per share basis. As a result, the Company has computed the earnings per share in compliance with the Earnings Per Share Topic of the FASB ASC, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.

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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):
Basic earnings per common share:

	Three Months Ended July 31, 2019		Three Months Ended July 31, 2018
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.11	$0.11
Undistributed losses	(0.07)	(0.07)	(0.06)	(0.06)
Total	$0.04	$0.04	$0.05	$0.05
Distributed earnings	$3,245	$206	$3,189	$211
Undistributed losses	(2,163)	(136)	(1,890)	(125)
Total	$1,082	$70	$1,299	$86
Basic weighted average common shares outstanding	29,448	1,822	28,814	1,911

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended July 31, 2019

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$1,082	29,448	$0.04
Common Stock Equivalents	—	681	—
	1,082	30,129	0.04
Class B Common Share Conversion	70	1,822	—
Diluted EPS for Class A Common Shares	$1,152	31,951	$0.04

Three Months Ended July 31, 2018

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$1,299	28,814	$0.05
Common Stock Equivalents	—	618	—
	1,299	29,432	0.04
Class B Common Share Conversion	86	1,911	—
Diluted EPS for Class A Common Shares	$1,385	31,343	$0.04

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended July 31, 2019

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$70	1,822	$0.04
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	3	—	—
Diluted EPS for Class B Common Shares	$73	1,822	$0.04
Three Months Ended July 31, 2018

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$86	1,911	$0.05
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	2	—	—
Diluted EPS for Class B Common Shares	$88	1,911	$0.05
*Amounts adjusted for rounding
For the three months ended July 31, 2019 and 2018, we excluded options to purchase 577,217 and 130 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2019, we had a total of 3,873,560 options outstanding and as of July 31, 2018, we had a total of 3,535,823 options outstanding.
F. Stock-Based Compensation
During the three months ended July 31, 2019 and 2018, we granted options for 47,000 and 557,000 shares of Class A common stock, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The forfeiture rates are estimated using historical data. We recorded stock option compensation cost of approximately $0.4 million and $0.4 million and income tax benefits of approximately $62,000 and $0.3 million from option exercises during the three months ended July 31, 2019 and 2018, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

During the three months ended July 31, 2019 and 2018, we issued 151,500 and 295,813 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2019 and 2018 based on market value at the exercise dates was approximately $0.6 million and $1.7 million, respectively. As of July 31, 2019, unrecognized compensation cost related to unvested stock option awards approximated $4.5 million, which we expect to recognize over a weighted average period of 1.79 years.
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
The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2019 and April 30, 2019, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	July 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$59,776	$—	$—	$59,776
Marketable securities	10,902	14,368	—	25,270
Total	$70,678	$14,368	$—	$85,046

	April 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$56,645	$—	$—	$56,645
Marketable securities	11,002	16,192	—	27,194
Total	$67,647	$16,192	$—	$83,839

H. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2019, we have repurchased 1,053,679 shares of Class A common stock at a cost of approximately $6.2 million. As of July 31, 2019, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
I. Comprehensive Income
We have not included condensed consolidated statements of comprehensive income in the accompanying unaudited Condensed Consolidated Financial Statements since comprehensive income and net earnings presented in the accompanying Condensed Consolidated Statements of Operations would be substantially the same.
J. Industry Segments
FASB ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of a public entity about which separate financial information is available that is evaluated regularly by the chief operating decision makers (“CODMs”), or decision making group, in deciding how to allocate resources and in assessing performance. Our CODMs are our Principal Executive Officer and our President. While our CODMs are apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the CODMs evaluating performance based upon segment operating profit or loss, with certain corporate and other common expenses included in the Other segment. Our CODMs review the operating results of our three segments, assess performance and allocate resources in a manner that is consistent with the changing market dynamics that we have experienced. We recently updated our operating segments to reflect the fact that we provide our software solutions through three major operating segments, which are further broken down into a total of six major product and service groups. The three operating segments are (1) Supply Chain Management (“SCM”), (2) Information Technology (“IT”) Consulting and (3) Other.
Our primary operating units under our SCM segment include Logility, Inc., New Generation Computing, Inc. (“NGC”), Demand Management, Inc. (“DMI”), and Halo Business Intelligence (“Halo”). Logility and NGC are wholly-owned subsidiaries of American Software; DMI is a wholly-owned subsidiary of Logility; and Halo is a division of Logility. In addition to our core SCM software business, we also offer technology staffing and consulting services through our wholly-owned subsidiary, The Proven Method, Inc., in the IT Consulting segment. The Other segment consists of software and services provided to our legacy enterprise resource planning (“ERP”) customers, as well as corporate overhead and other common expenses.
All of our revenues are derived from external customers. We do not have any intersegment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.

In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2019 and 2018 (in thousands):

	Three Months Ended July 31,
	2019	2018
Revenues:
Supply Chain Management	$22,347	$21,458
IT Consulting	4,378	5,357
Other	658	584
	$27,383	$27,399
Operating income (loss):
Supply Chain Management	$3,851	$3,067
IT Consulting	178	360
Other	(3,232)	(2,820)
	$797	$607
Capital expenditures:
Supply Chain Management	$31	$72
IT Consulting	—	1
Other	79	641
	$110	$714
Capitalized software:
Supply Chain Management	$1,285	$884
IT Consulting	—	—
Other	—	—
	$1,285	$884
Depreciation and amortization:
Supply Chain Management	$2,151	$1,727
IT Consulting	2	2
Other	92	69
	$2,245	$1,798
Earnings (loss) before income taxes:
Supply Chain Management	$4,036	$3,049
IT Consulting	178	360
Other	(2,892)	(2,049)
	$1,322	$1,360

K. Major Customers
No single customer accounted for more than 10% of total revenues for the three months ended July 31, 2019 and 2018.
L. Contingencies
We generally indemnify our customers against damages and costs resulting from third-party claims of patent, copyright or trademark infringement associated with use of our products. Historically, we have not been required to make any payments under such indemnifications. However, we continue to monitor the conditions that are subject to indemnification to identify whether it is probable that a loss has occurred, and would recognize any such losses when those losses are estimable. In addition, we warrant to our customers that our software products operate substantially in accordance with their specifications. Historically, we have incurred no costs related to software product warranties and we do not expect to incur such costs in the future, and as such we have made no accruals for software product warranty costs. Additionally, we are involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.
M. Subsequent Event
On August 22, 2019, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on December 6, 2019 to Class A and Class B shareholders of record at the close of business on November 22, 2019.

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
Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, dependence on particular market segments or customers, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, the challenges and risks associated with integration of acquired product lines, companies and services, as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this Quarterly Report are based upon information available to us as of the filing date of this Quarterly Report. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below.
ECONOMIC OVERVIEW
Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in global credit markets.
In July 2019, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2019. The update noted that, “Global growth remains subdued. Since the April World Economic Outlook (WEO) report, the United States further increased tariffs on certain Chinese imports and China retaliated by raising tariffs on a subset of US imports. Additional escalation was averted following the June G20 summit. Global technology supply chains were threatened by the prospect of US sanctions, Brexit related uncertainty continued, and rising geopolitical tensions roiled energy prices. Against this backdrop, global growth is forecast at 3.2 percent in 2019, picking up to 3.5 percent in 2020 (0.1 percentage point lower than in the April WEO projections for both years). GDP releases so far this year, together with generally softening inflation, point to weaker-than anticipated global activity. Investment and demand for consumer durables have been subdued across advanced and emerging market economies as firms and households continue to hold back on long-term spending. Accordingly, global trade, which is intensive in machinery and consumer durables, remains sluggish. The projected growth pickup in 2020 is precarious, presuming stabilization in currently stressed emerging market and developing economies and progress toward resolving trade policy differences."
For fiscal 2020, we expect the global economy to improve modestly when compared to the prior year. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems, which could result in an improved selling environment. Although this improvement could slow or regress at any time, due in part to concerns in global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.
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
The Company enables enterprises to accelerate their operations from product concept to customer availability. Our four brands - Logility, Demand Solutions, Halo and NGC Software - provide a single platform spanning eight supply chain process areas, including demand optimization, inventory optimization, supply optimization, retail optimization, quality and compliance, product lifecycle management, sourcing management and integrated business planning. Our platform includes advanced analytics and is fueled by supply chain master data, allowing for the automation of critical business processes through the application of artificial intelligence and machine learning algorithms to a variety of internal and external data streams.

Our primary operating units under our SCM segment include Logility, Inc., New Generation Computing, Inc. (“NGC”), Demand Management, Inc. (“DMI”), and Halo Business Intelligence (“Halo”). Logility and NGC are wholly-owned subsidiaries of American Software; DMI is a wholly-owned subsidiary of Logility; and Halo is a division of Logility. In addition to our core SCM software business, we also offer technology staffing and consulting services through our wholly-owned subsidiary, The Proven Method, Inc., in the IT Consulting segment. The Other segment consists of software and services provided to our legacy enterprise resource planning (“ERP”) customers, as well as corporate overhead and other common expenses.
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
Our cost of revenue for licenses and subscriptions includes amortization of capitalized computer software development costs, amortization of acquired developed technology, royalties paid to third-party software vendors, and agent commission expenses related to revenues generated by the indirect channel, primarily from DMI. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, other personnel-related expenses, and agent commission expenses related to maintenance revenues generated by the indirect channel, primarily from DMI. We account for the development costs of software intended for sale in accordance with the Software topic of the FASB ASC. We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our Condensed Consolidated Balance Sheets; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.
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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report for fiscal 2019. Additional information and other factors that could affect future financial results may be included, from time to time, in our filings with the Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note A in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2019 and 2018:

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2019	2018	2019 vs. 2018
Revenues:
License	7%	6%	4%
Subscription fees	16%	12%	41%
Professional services and other	37%	40%	(8)%
Maintenance	40%	42%	(4)%
Total revenues	100%	100%	—%
Cost of revenues:
License	5%	6%	(19)%
Subscription fees	8%	4%	99%
Professional services and other	27%	32%	(15)%
Maintenance	7%	8%	(16)%
Total cost of revenues	47%	50%	(6)%
Gross margin	53%	50%	6%
Research and development	12%	13%	(9)%
Sales and marketing	20%	20%	8%
General and administrative	18%	15%	15%
Amortization of acquisition-related intangibles	—%	—%	—%
Total operating expenses	50%	48%	5%
Operating income	3%	2%	31%
Other income:
Interest income	2%	2%	(6)%
Other, net	—%	1%	(80)%
Earnings before income taxes	5%	5%	(3)%
Income tax expense/(benefit)	1%	—%	—%
Net earnings	4%	5%	(17)%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE ENDED JULY 31, 2019 AND 2018 REVENUES

	Three Months Ended July 31,
				% of Total Revenue
	2019	2018	% Change	2019	2018
	(in thousands)
License	$1,778	$1,702	4%	7%	6%
Subscription fees	4,458	3,168	41%	16%	12%
Professional services and other	10,137	11,008	(8)%	37%	40%
Maintenance	11,010	11,521	(4)%	40%	42%
Total revenues	$27,383	$27,399	—%	100%	100%

For the three months ended July 31, 2019 compared to July 31, 2018 revenues remained flat attributable primarily to a 41% increase in subscription fees and a 4% increase in license revenues that were partially offset by an 8% decrease in professional fees and other revenues and a 4% decrease in maintenance revenues, when compared to the same period last year.
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
International revenues represented approximately 22% of total revenues in the three months ended July 31, 2019 and 20% for the same period in the prior year. Our revenues, particularly our international revenues, may fluctuate substantially from period to period, primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.
License Revenues

	Three Months Ended July 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$1,707	$1,682	1%
Other	71	20	255%
Total license revenues	$1,778	$1,702	4%

For the three months ended July 31, 2019, license fee revenues increased 4% when compared to the same period in the prior year. In the three months ended July 31, 2019, license fee revenues from our SCM segment remained flat when compared to the corresponding period in the prior year due to an increased focus on Logility’s cloud services platform that requires revenue to be deferred over the life of the contracted period, which is typically one to three years. For the three months ended July 31, 2019 and 2018, our SCM segment constituted approximately 96% and 99% of total license fee revenues, respectively. Our Other segment license fee revenues increased by 255% for the three months ended July 31, 2019 when compared to the same period in the prior year primarily due to additional sales to our existing ERP customers.
The direct sales channel provided approximately 95% of license fee revenues for the three months ended July 31, 2019, compared to approximately 89% in the comparable period last year. For the three months ended July 31, 2019, our margins after commissions on direct sales were approximately 93%, compared to 92% in the comparable period last year. The increase in margins is due to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended July 31, 2019 and 2018, our margins after commissions on indirect sales were approximately 54% and 50%, respectively. The indirect channel margins for the current quarter increased compared to the same period in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.
Subscription Fees

	Three Months Ended July 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$4,458	$3,168	41%
Total Subscription fees revenues	$4,458	$3,168	41%

For the three months ended July 31, 2019, subscription fees revenues increased by 41%, entirely due to the increased subscription fees revenues from our SCM segment.

For the three months ended July 31, 2019, cloud services ACV increased approximately 54% to $20.3 million compared to $13.2 million in the same period of the prior year due to increased sales of our products on our Cloud Services platform that require revenue to be deferred over the life of the contracted period, which is typically one to three years. ACV is a forward-looking operating measure used by management to better understand cloud services (SaaS and other related cloud services) revenue trends within our business, as it reflects our current estimate of revenue to be generated under existing client contracts in the forward 12-month period.
Professional Services and Other Revenues

	Three Months Ended July 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$5,492	$5,446	1%
IT Consulting	4,378	5,357	(18)%
Other	267	205	30%
Total Professional services and other revenues	$10,137	$11,008	(8)%

For the three months ended July 31, 2019, professional services and other revenues decreased by 8%, primarily due to decreased professional services and other revenues from our IT Consulting segment. This decrease was partially offset by an increase of 30% in professional services and other revenues from our Other segment, due to an increase in project work from existing and new customers, while the SCM segment remained flat. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license and subscription revenues by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.
Maintenance Revenues

	Three Months Ended July 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$10,691	$11,162	(4)%
Other	319	359	(11)%
Total maintenance revenues	$11,010	$11,521	(4)%

For the three months ended July 31, 2019, maintenance revenues decreased 4% when compared to the same period in the prior year. Our SCM maintenance revenue decreased 4% and our Other segment decreased 11% for the three months ended July 31, 2019, when compared to the same period last year. The SCM segment accounted for 97% of total maintenance revenues for the three months ended July 31, 2019 and for the same period in the prior year. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended July 31,
	2019		2018
Gross margin on license fees	$398	22%	$(12)	(1)%
Gross margin on subscription fees	2,333	52%	2,100	66%
Gross margin on professional services and other	2,732	27%	2,342	21%
Gross margin on maintenance	9,159	83%	9,322	81%
Total gross margin	$14,622	53%	$13,752	50%
For the three months ended July 31, 2019, our total gross margin percentages increased when compared to the same period in the prior year primarily due to higher margins on license fees, professional fees and other and maintenance revenue. This increase was partially offset by a decrease in our gross margin on subscription fees.
Gross Margin on License Fees
License fee gross margin percentage for the three months ended July 31, 2019 increased to 22% for the three months ended July 31,2019 when compared to (1)% in the same period in the prior year due to lower VAR commission expense and amortization of capitalized software expense when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.
Gross Margin on Subscription Fees
Our gross margin percentage on subscription fees revenues decreased from 66% to 52% for the three months ended July 31, 2018 and July 31, 2019, respectively, primarily due to an increase in capitalized software amortization expense and hosting expense.
Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenues increased from 21% to 27% for the three months ended July 31, 2018 and July 31, 2019, respectively. This increase was primarily due to higher gross margins in our SCM segment servcies of 31% for the three months ended July 31,2019 compared to 19% in the same period in the prior year due to cost containment efforts and improved utilization. This increase was partially offset by a decrease in our IT Consulting segment professional gross margin from 23% to 21% due to the timing of project work. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.
Gross Margin on Maintenance
Maintenance gross margin percentage increased from 81% for the three months ended July 31, 2018 to 83% for the three months ended July 31, 2019 due to cost containment efforts. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.
EXPENSES

	Three Months Ended July 31,
	2019	2018	% of Revenues
			2019	2018
	(in thousands)
Research and development	$3,328	$3,675	12%	13%
Sales and marketing	$5,579	$5,180	20%	20%
General and administrative	$4,821	$4,193	18%	15%
Amortization of acquisition-related intangible assets	$97	$97	—%	—%
Other income, net	$525	$753	2%	3%
Income tax expense/(benefit)	$170	$(25)	1%	—%

Research and Development
Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended July 31,
	2019	2018	% Change
	(in thousands)
Total capitalized computer software development costs	$1,285	$884	45%
Percentage of gross product research and development costs	28%	19%
Total research and development expense	3,328	3,675	(9)%
Percentage of total revenues	12%	13%
Total gross research and development expense and capitalized computer software development costs	$4,613	$4,559	1%
Percentage of total revenues	17%	17%
Total amortization of capitalized computer software development costs *	$1,487	$1,053	41%

*	Included in cost of license fees and subscription fees.
For the three months ended July 31, 2019, gross product research and development costs remained relatively flat when compared to the same period in the previous year. We expect capitalized product development costs to decrease due to the timing of projects and we expect capitalized software amortization expense to be relatively stable in the coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.
Sales and Marketing
For the three months ended July 31, 2019, sales and marketing expenses increased 8% when compared to the same period a year ago, primarily due to higher commissions in the current quarter due to an increase in sales revenue.
General and Administrative
For the three months ended July 31, 2019, general and administrative expenses increased 15%, when compared to the same period a year ago, primarily due to an increase in variable compensation and to a lesser extent legal fees.
At July 31, 2019, the total number of employees was 415 compared to 471 at July 31, 2018.
Operating Income/(Loss)

	Three Months Ended July 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$3,851	$3,067	26%
IT Consulting	178	360	(51)%
Other*	(3,232)	(2,820)	15%
Total Operating Income	$797	$607	31%

*	Includes all corporate overhead and other common expenses.

Our SCM segment operating income increased by 26% in the three months ended July 31, 2019 when compared to the same period in the prior year primarily due to an overall increase in revenues and decrease in costs of revenues.
Our IT Consulting segment’s operating income decreased by 51% for the three months ended July 31, 2019 compared to same period in the prior year primarily due to decreased revenues and gross margins.
Our Other segment operating loss increased by 15% for the three months ended July 31, 2019 when compared to the same period in the prior year due to an increase in corporate expenses, partially offset by an increase in revenues.

Other Income
Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended July 31, 2019, the decrease in other income is mainly due to higher unrealized losses on investments when compared to the same period last year, which was partially offset by lower exchange rate losses of $0.1 million in the current quarter when compared to an exchange rate loss of $0.2 million in the same period last year. We recorded net realized gains of approximately $0.1 million and $0.4 million for the three months ended July 31, 2019 and July 31, 2018, respectively, from our trading securities portfolio.
For the three months ended July 31, 2019, our investments generated an annualized yield of approximately 1.41% compared to approximately 1.49% for the same period in the prior year.
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
During the three months ended July 31, 2019 and 2018, we recorded income tax expense of $170,000 and an income tax benefit of $25,000, respectively. The reported amount of income tax expense differs from an expected amount based on statutory rates primarily due to discrete stock compensation benefits of $61,000 and $274,000, respectively, net of normal income tax expense from operations. After adjusting for these discrete tax benefits, our effective tax rate would have been 17.0% in the three months ended July 31, 2019 compared to our effective tax rate of 18.3% in the three months ended July 31, 2018. In addition, research and development and foreign tax credits reduced our effective tax rate by 7.4% in the three months ended July 31, 2019, compared to 5.6% in the three months ended July 31, 2018.
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
The following table shows information about our cash flows and liquidity positions during the three months ended July 31, 2019 and 2018. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2019.

	Three Months Ended July 31, (in thousands)
	2019	2018
Net cash provided by operating activities	$4,811	$4,361
Net cash used in investing activities	(1,395)	(1,598)
Net cash used in financing activities	(1,982)	(702)
Net change in cash and cash equivalents	$1,434	$2,061

For the three months ended July 31, 2019, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to the following: (1) higher proceeds from the maturity and sales of trading securities, (2) a relative increase in accounts payable and other accruals due to timing of payments, (3) a relative increase in deferred revenue due to timing of revenue recognition, (4) an increase in depreciation and amortization, (5) lower gains on investments compared to a higher gain in the same period last year and (6) an increase in stock-based compensation expense.
This increase in cash provided by operating activities was partially offset by: (1) an increase in purchases of trading securities, (2) a relative increase in customer accounts receivables caused by the timing of closing customer sales and related collections, (3) a relative increase in prepaid expenses when compared to the same period in the prior year due to the timing of purchases, (4) a decrease in net earnings and (5) a decrease in deferred income tax.
The decrease in cash used in investing activities when compared to the same period in the prior year was mainly due to a decrease in purchases of property and equipment, partially offset by higher capitalized computer software development costs.
The increase in cash used in financing activities compared to the prior year was due primarily to a decrease in proceeds from exercise of stock options and an increase in dividends paid.
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of July 31, (in thousands)
	2019	2018
Cash and cash equivalents	$62,722	$54,855
Short and long-term investments	25,270	32,501
Total cash and short and long-term investments	$87,992	$87,356
Net (decrease) in total cash and investments (three months ended July 31)	$(490)	$(452)
Our total activities used more cash and investments during the three months ended July 31, 2019, when compared to the prior year period, primarily due to normal business operations.
Days Sales Outstanding in accounts receivable were 68 days as of July 31, 2019, compared to 57 days as of July 31, 2018. This increase is primarily due to the timing of billings and cash collections. Our current ratio on July 31, 2019 was 2.6 to 1 and on July 31, 2018 was 2.8 to 1.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $88.0 million in cash and investments with no debt as of July 31, 2019, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2019, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of July 31, 2019, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have based the foregoing discussion and analysis of financial condition and results of operations on our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial

Statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report for fiscal 2019, describes the significant accounting policies that we have used in preparing our Condensed Consolidated Financial Statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements.
Revenue Recognition. For information with respect to revenue recognition policy, see Note B in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.
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
Foreign Currency. In the three months ended July 31, 2019, we generated approximately 22% of our revenues outside the United States. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S. dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $0.1 million for the three months ended July 31, 2019 compared to an exchange rate loss of approximately $0.2 million for the same period in the prior year. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $0.4 million exchange rate gain or loss for the three months ended July 31, 2019. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of July 31, 2019 was approximately $85.0 million compared to $77.9 million as of July 31, 2018.
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
Changes in Internal Control over Financial Reporting
We adopted the leases guidance under ASC 842 in the first quarter of fiscal 2020, which impacted our Condensed Consolidated Balance Sheet. See Note C within the Notes to Condensed Consolidated Financial Statements for more information on the impact of adopting ASC 842 and ongoing considerations. In connection with the adoption of ASC 842, we modified our internal control over financial reporting (as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), including our accounting policies and procedures, operational processes and documentation practices. These modifications included:

•	modifications of certain accounting processes and procedures related to leases;

•	the addition of new controls over contract review to take into account the new criteria for lease capitalization;

•	the addition of controls to address related financial reporting and required disclosures.
Other than as described above relating to the adoption of ASC 842, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently involved in legal proceedings requiring disclosure under this item.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report for fiscal 2019. There have been no material changes to the risk factors as previously disclosed in such Annual Report.

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

AMERICAN SOFTWARE, INC.

Date: September 6, 2019	By:	/s/ James C. Edenfield
James C. Edenfield Executive Chairman, Treasurer and Director (Principal Executive Officer)

Date: September 6, 2019	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: September 6, 2019	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer