Form 10-Q
period 2019-10-31
AMERICAN SOFTWARE INC
filed 2019-12-06
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 3, 2019
Class A Common Stock, $.10 par value	30,131,746 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended October 31, 2019

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	October 31, 2019	April 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$62,684	$61,288
Investments	31,493	24,710
Trade accounts receivable, less allowance for doubtful accounts of $109 at October 31, 2019 and $153 at April 30, 2019:
Billed	15,432	18,819
Unbilled	2,682	1,475
Prepaid expenses and other current assets	6,812	6,210
Total current assets	119,103	112,502
Investments—noncurrent	494	2,484
Property and equipment, net of accumulated depreciation of $29,644 at October 31, 2019 and $29,327 at April 30, 2019	3,505	3,585
Capitalized software, net of accumulated amortization of $31,877 at October 31, 2019 and $28,740 at April 30, 2019	9,816	11,063
Goodwill	25,888	25,888
Other intangibles, net of accumulated amortization of $11,618 at October 31, 2019 and $10,643 at April 30, 2019	1,759	2,732
Lease right of use assets	2,401	—
Deferred sales commissions—noncurrent	1,881	1,546
Other assets	1,731	1,510
Total assets	$166,578	$161,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,846	$2,448
Accrued compensation and related costs	4,097	2,561
Dividends payable	3,505	3,434
Operating lease obligations	775	—
Other current liabilities	688	1,375
Deferred revenue	32,563	33,283
Total current liabilities	43,474	43,101
Deferred income taxes	3,382	3,514
Long-term operating lease obligations	1,769	—
Other long-term liabilities	87	88
Total liabilities	48,712	46,703
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 34,630,682 and 30,042,050 shares issued and outstanding respectively at October 31, 2019 and 33,979,739 and 29,391,107 shares issued and outstanding respectively at April 30, 2019	3,463	3,398
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at October 31, 2019 and April 30, 2019; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	145,554	138,315
Retained (deficit)	(5,774)	(1,729)
Class A treasury stock, 4,588,632 shares at October 31, 2019 and April 30, 2019, at cost	(25,559)	(25,559)
Total shareholders’ equity	117,866	114,607
Commitments and contingencies
Total liabilities and shareholders’ equity	$166,578	$161,310
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Revenues:
License	$1,046	$2,012	$2,824	$3,714
Subscription fees	5,492	3,341	9,950	6,509
Professional services and other	10,826	11,056	20,963	22,064
Maintenance	10,846	11,624	21,856	23,145
Total revenues	28,210	28,033	55,593	55,432
Cost of revenues:
License	1,007	1,760	2,387	3,474
Subscription fees	2,610	1,289	4,735	2,356
Professional services and other	7,543	8,103	14,948	16,771
Maintenance	1,864	2,214	3,715	4,412
Total cost of revenues	13,024	13,366	25,785	27,013
Gross margin	15,186	14,667	29,808	28,419
Research and development	4,209	3,332	7,537	7,007
Sales and marketing	5,148	5,304	10,727	10,484
General and administrative	4,908	4,408	9,729	8,601
Amortization of acquisition-related intangibles	78	97	175	194
Total operating expenses	14,343	13,141	28,168	26,286
Operating income	843	1,526	1,640	2,133
Other income:
Interest income	400	524	875	1,027
Other, net	312	(714)	362	(464)
Earnings before income taxes	1,555	1,336	2,877	2,696
Income tax (benefit)/expense	(204)	93	(34)	68
Net earnings	$1,759	$1,243	$2,911	$2,628
Earnings per common share (a):
Basic	$0.06	$0.04	$0.09	$0.09
Diluted	$0.05	$0.04	$0.09	$0.08
Cash dividends declared per common share	$0.11	$0.11	$0.22	$0.22
Shares used in the calculation of earnings per common share:
Basic	31,609	30,926	31,440	30,825
Diluted	32,310	31,477	32,066	31,412
______________

(a)
Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.06 and $0.04 for the three months ended October 31, 2019 and 2018, and $0.10 and $0.09 for the six months ended October 31, 2019 and 2018 respectively. See Note E to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained earnings/deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Three Month Ended October 31, 2018	Shares	Amount	Shares	Amount

Balance at July 31, 2018	33,673,376	$3,367	1,821,587	$182	$134,292	$3,105	$(25,559)	$115,387
Proceeds from stock options exercised*	47,700	5	—	—	415	—	—	420
Stock-based compensation	—	—	—	—	443	—	—	443
Net earnings	—	—	—	—	—	1,243	—	1,243
Dividends declared	—	—	—	—	—	(3,405)	—	(3,405)
Balance at October 31, 2018	33,721,076	$3,372	1,821,587	$182	$135,150	$943	$(25,559)	$114,088
For the Three Month Ended October 31, 2019
Balance at July 31, 2019	34,131,239	3,413	1,821,587	182	140,195	(4,028)	(25,559)	114,203
Proceeds from stock options exercised	499,443	50	—	—	4,856	—	—	4,906
Stock-based compensation	—	—	—	—	503	—	—	503
Net earnings	—	—	—	—	—	1,759	—	1,759
Dividends declared	—	—	—	—	—	(3,505)	—	(3,505)
Balance at October 31, 2019	34,630,682	$3,463	1,821,587	$182	$145,554	$(5,774)	$(25,559)	$117,866
*Amounts adjusted for rounding

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained earnings/deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Six Month Ended October 31, 2018	Shares	Amount	Shares	Amount

Balance at April 30, 2018	33,141,764	$3,314	2,057,390	$205	$131,258	$3,366	$(25,559)	$112,584
Cumulative effect of the adoption of Topic 606	—	—	—	—	—	1,753	—	1,753
Proceeds from stock options exercised*	343,509	35	—	—	3,051	—	—	3,086
Conversion of Class B shares into Class A shares*	235,803	23	(235,803)	(23)	—	—	—	—
Stock-based compensation	—	—	—	—	841	—	—	841
Net earnings	—	—	—	—	—	2,628	—	2,628
Dividends declared*	—	—	—	—	—	(6,804)	—	(6,804)
Balance at October 31, 2018	33,721,076	$3,372	1,821,587	$182	$135,150	$943	$(25,559)	$114,088
For the Six Month Ended October 31, 2019
Balance at April 30, 2019	33,979,739	$3,398	1,821,587	$182	$138,315	$(1,729)	$(25,559)	$114,607
Proceeds from stock options exercised	650,943	65	—	—	6,293	—	—	6,358
Stock-based compensation	—	—	—	—	946	—	—	946
Net earnings	—	—	—	—	—	2,911	—	2,911
Dividends declared*	—	—	—	—	—	(6,956)	—	(6,956)
Balance at October 31, 2019	34,630,682	$3,463	1,821,587	$182	$145,554	$(5,774)	$(25,559)	$117,866
*Amounts adjusted for rounding

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$2,911	$2,628
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,428	3,711
Stock-based compensation expense	946	841
Net (gain)/loss on investments	(356)	312
Deferred income taxes	(131)	(265)
Changes in operating assets and liabilities:
Purchases of trading securities	(21,412)	(6,456)
Proceeds from maturities and sales of trading securities	16,975	9,417
Accounts receivable, net	2,180	2,162
Prepaid expenses and other assets	(1,160)	242
Accounts payable and other liabilities	389	(4,333)
Deferred revenue	(720)	(3,457)
Net cash provided by operating activities	4,050	4,802
Cash flows from investing activities:
Capitalized computer software development costs	(1,890)	(2,088)
Purchases of property and equipment, net of disposals	(238)	(894)
Net cash used in investing activities	(2,128)	(2,982)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,358	3,086
Dividends paid	(6,884)	(6,767)
Net cash used in financing activities	(526)	(3,681)
Net change in cash and cash equivalents	1,396	(1,861)
Cash and cash equivalents at beginning of period	61,288	52,794
Cash and cash equivalents at end of period	$62,684	$50,933

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$260	$370
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,505	$3,405
See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
October 31, 2019
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these Condensed Consolidated Financial Statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at October 31, 2019, results of operations for the three and six months ended October 31, 2019 and 2018, consolidated statements of shareholders’ equity for the three and six months ended October 31, 2019 and 2018 and cash flows for the six months ended October 31, 2019 and 2018. The Company’s results for the three and six months ended October 31, 2019 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2019. The terms “fiscal 2020” and “fiscal 2019” refer to our fiscal years ending April 30, 2020 and 2019, respectively.
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
Consistent under previous guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike previous guidance, which required only capital leases to be recognized on the balance sheet, the new standard requires both types of leases to be recognized on the balance sheet. ASC 842 also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the Condensed Consolidated Financial Statements.
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
The adoption had no impact on retained deficit, the Condensed Consolidated Statements of Operations, or the Condensed Consolidated Statements of Cash Flows. See Note C for further discussion of the Company’s leases.
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
Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our customers, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the customer is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was approximately $0.5 million and $0.9 million for the three and six months ended October 31, 2019, respectively and approximately $0.4 million and $0.7 million for the three and six months ended October 31, 2018, respectively.
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
Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice customers for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the three months ended October 31, 2019, we recognized $14 million of revenue that was included in the deferred revenue balance as of July 31, 2019. During the six months ended October 31, 2019, we recognized $23 million of revenue that was included in the deferred revenue balance as of April 30, 2019.

	October 31, 2019	April 30, 2019
	(in thousands)
Contract Balances:
Contract assets, current	$2,682	$1,475
Total contract assets	$2,682	$1,475

Deferred revenue, current	$32,563	$33,283
Total deferred revenue	$32,563	$33,283
Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of October 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $76 million. The Company expects to recognize revenue on approximately two-thirds of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Disaggregated Revenue. The Company disaggregates revenue from contracts with customers by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenues:
Domestic	$22,763	$22,502	$44,174	$44,454
International	5,447	5,531	11,419	10,978
	$28,210	$28,033	$55,593	$55,432

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
Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and deferred sales commissions—noncurrent, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at October 31, 2019 and April 30, 2019 were $2.9 million and $2.3 million, respectively. Amortization of sales commissions was $0.4 million and $0.7 million for the three and six months ended October 31, 2019, respectively, which is included in sales and marketing expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.

C. Leases

The Company’s operating leases are primarily related to facility leases for administration and sales. The operating leases have terms ranging from three to five years. While each of the leases includes renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company does not have any finance leases.
Balance sheet information related to operating leases is as follows (in thousands):

October 31, 2019
Assets
Right of use assets	$2,401

Liabilities
Current lease liabilities	775
Long-term lease liabilities	1,769
Total liabilities	$2,544

Lease cost information related to operating leases is as follows (in thousands):

Three Months Ended October 31, 2019
Lease cost
Operating lease cost	$194
Short-term lease cost	142
Variable lease cost	54
Total lease cost	$390

Six Months Ended October 31, 2019
Lease cost
Operating lease cost	388
Short-term lease cost	294
Variable lease cost	110
Total lease cost	$792
Lease costs are primarily included in "Selling and marketing" and "General and administrative" expenses in the Company’s Condensed Consolidated Statements of Operations.
The impact of the Company's leases on Condensed Consolidated Statement of Cash Flows is presented in the operating activities section, which mainly consisted of cash paid for operating lease liabilities of approximately $0.5 million and the amortization of the right of use assets and operating lease obligations of $10,000 during the six months ended October 31, 2019. The Company did not modify any existing leases or execute any new leases during the three and six months ended October 31, 2019.
Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

October 31, 2019
Weighted average remaining lease term	3.7 years
Weighted average discount rate	3.5%
The following table summarizes the maturity of the Company’s operating lease liabilities as of October 31, 2019 (in thousands):

FY2020	$397
FY2021	775
FY2022	701
FY2023	470
FY2024	346
Thereafter	20
Total operating lease payments	$2,709
Less imputed interest	(165)
Total operating lease liabilities	$2,544
Future minimum lease payments under noncancelable operating leases (due to existence of renewal or escalation clauses) with initial or remaining lease terms in excess of one year as of April 30, 2019 are as follows (in thousands):

Years ended April 30:
2020	$847
2021	790
2022	706
2023	433
2024	317
Thereafter	17
$3,110

The Company leases to other tenants a portion of its headquarters building that it owns in Atlanta, Georgia. The leases expire at various dates through March 2022. Lease income is included in "Other, net" in the Company’s Condensed Consolidated Statements of Operations and totaled approximately $54,000 and $111,000 for the three and six months ended October 31, 2019. Lease payments to be received as of October 31, 2019 are as follows (in thousands):

FY2020	$93
FY2021	105
FY2022	55
FY2023	—
FY2024	—
Total	$253
Future minimum lease rentals receivable under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2019 are as follows (already included or prorated at the Company’s occupied building) (in thousands):

Years ended April 30:
2020	$194
2021	105
2022	55
2023	—
2024	—
Thereafter	—
$354

D. Declaration of Dividend Payable
On August 21, 2019, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend was payable on December 6, 2019 to Class A and Class B shareholders of record at the close of business on November 22, 2019.
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):
Basic earnings per common share:

	Three Months Ended October 31, 2019		Six Months Ended October 31, 2019
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.22	$0.22
Undistributed losses	(0.05)	(0.05)	(0.13)	(0.13)
Total	$0.06	$0.06	$0.09	$0.09
Distributed earnings	$3,303	$202	$6,552	$403
Undistributed losses	(1,645)	(101)	(3,810)	(234)
Total	$1,658	$101	$2,742	$169
Basic weighted average common shares outstanding	29,787	1,822	29,618	1,822

	Three Months Ended October 31, 2018		Six Months Ended October 31, 2018
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.22	$0.22
Undistributed losses	(0.07)	(0.07)	(0.13)	(0.13)
Total	$0.04	$0.04	$0.09	$0.09
Distributed earnings	$3,200	$205	$6,396	$409
Undistributed losses	(2,033)	(129)	(3,927)	(250)
Total	$1,167	$76	$2,469	$159
Basic weighted average common shares outstanding	29,104	1,822	28,959	1,866

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended October 31, 2019

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$1,658	29,787	$0.06
Common Stock Equivalents	—	701	—
	1,658	30,488	0.05
Class B Common Share Conversion	101	1,822	—
Diluted EPS for Class A Common Shares	$1,759	32,310	$0.05
Six Months Ended October 31, 2019

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,742	29,618	$0.09
Common Stock Equivalents	—	626	—
	2,742	30,244	0.09
Class B Common Share Conversion	169	1,822	—
Diluted EPS for Class A Common Shares	$2,911	32,066	$0.09

Three Months Ended October 31, 2018

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$1,167	29,104	$0.04
Common Stock Equivalents	—	552	—
	1,167	29,656	0.04
Class B Common Share Conversion	76	1,822	—
Diluted EPS for Class A Common Shares*	$1,243	31,478	$0.04
Six Months Ended October 31, 2018

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,469	28,959	$0.09
Common Stock Equivalents	—	587	—
	2,469	29,546	0.08
Class B Common Share Conversion	159	1,866	—
Diluted EPS for Class A Common Shares	$2,628	31,412	$0.08

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended October 31, 2019

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$101	1,822	$0.06
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	3	—	—
Diluted EPS for Class B Common Shares	$104	1,822	$0.06
Six Months Ended October 31, 2019

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$169	1,822	$0.09
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	6	—	—
Diluted EPS for Class B Common Shares	$175	1,822	$0.10

Three Months Ended October 31, 2018

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$76	1,822	$0.04
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	2	—	—
Diluted EPS for Class B Common Shares	$78	1,822	$0.04

Six Months Ended October 31, 2018

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$159	1,866	$0.09
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	—	—	—
Diluted EPS for Class B Common Shares	$159	1,866	$0.09
*Amounts adjusted for rounding
For the three and six months ended October 31, 2019, we excluded options to purchase 12,174 and 330,620 Class A Common Shares, respectively, and for the three and six months ended October 31, 2018, we excluded options to purchase 12,000 and 6,065 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2019, we had a total of 4,333,117 options outstanding and as of October 31, 2018, we had a total of 4,119,923 options outstanding.
F. Stock-Based Compensation
During the six months ended October 31, 2019 and 2018, we granted options for 1,063,000 and 1,189,000 shares of Class A common stock, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The forfeiture rates are estimated using historical data. We recorded stock option compensation cost of approximately$0.5 million and $0.4 million and income tax benefits of approximately $411,742 and $12,000 from option exercises during the three months ended October 31, 2019 and 2018, respectively. We recorded stock option compensation cost of approximately $0.9 million and $0.8 million and income tax benefits of approximately $0.5 million and $0.3 million from option exercises during the six months ended October 31, 2019 and 2018, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.
During the six months ended October 31, 2019 and 2018, we issued 650,943 and 343,713 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2019 and 2018 based on market value at the exercise dates was approximately $3.2 million and $1.9 million, respectively. As of October 31, 2019, unrecognized compensation cost related to unvested stock option awards approximated $7.0 million, which we expect to recognize over a weighted average period of 2.03 years.
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
The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2019 and April 30, 2019, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	October 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$57,698	$—	$—	$57,698
Marketable securities	12,478	19,509	—	31,987
Total	$70,176	$19,509	$—	$89,685

	April 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$56,645	$—	$—	$56,645
Marketable securities	11,002	16,192	—	27,194
Total	$67,647	$16,192	$—	$83,839
H. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, we have repurchased 1,053,679 shares of Class A common stock at a cost of approximately $6.2 million, which had no impact on fiscal 2020. As of October 31, 2019, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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

In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2019 and 2018 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Revenues:
Supply Chain Management	$23,487	$22,114	$45,834	$43,572
IT Consulting	4,158	5,222	8,536	10,579
Other	565	697	1,223	1,281
	$28,210	$28,033	$55,593	$55,432
Operating income (loss):
Supply Chain Management	$4,360	$3,973	$8,211	$7,040
IT Consulting	(12)	396	166	755
Other	(3,505)	(2,843)	(6,737)	(5,662)
	$843	$1,526	$1,640	$2,133
Capital expenditures:
Supply Chain Management	$44	$52	$75	$124
IT Consulting	—	—	—	1
Other	84	128	163	769
	$128	$180	$238	$894
Capitalized software:
Supply Chain Management	$605	$1,204	$1,890	$2,088
IT Consulting	—	—	—	—
Other	—	—	—	—
	$605	$1,204	$1,890	$2,088
Depreciation and amortization:
Supply Chain Management	$2,089	$1,828	$4,241	$3,554
IT Consulting	1	2	3	4
Other	93	83	184	153
	$2,183	$1,913	$4,428	$3,711
Earnings (loss) before income taxes:
Supply Chain Management	$4,480	$4,008	$8,516	$7,058
IT Consulting	(12)	396	166	755
Other	(2,913)	(3,068)	(5,805)	(5,117)
	$1,555	$1,336	$2,877	$2,696

K. Major Customers
No single customer accounted for more than 10% of total revenues for the three and six months ended October 31, 2019 and 2018.
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
M. Subsequent Event
On November 12, 2019, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on February 21, 2020 to Class A and Class B shareholders of record at the close of business on February 7, 2020.

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
In October 2019, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2019. The update noted that, “Global growth is forecast at 3.0 percent for 2019, its lowest level since 2008–09 and a 0.3 percentage point downgrade from the April 2019 World Economic Outlook. Growth is projected to pick up to 3.4 percent in 2020 (a 0.2 percentage point downward revision compared with April), reflecting primarily a projected improvement in economic performance in a number of emerging markets in Latin America, the Middle East, and emerging and developing Europe that are under macroeconomic strain. Yet, with uncertainty about prospects for several of these countries, a projected slowdown in China and the United States, and prominent downside risks, a much more subdued pace of global activity could well materialize. To forestall such an outcome, policies should decisively aim at defusing trade tensions, reinvigorating multilateral cooperation, and providing timely support to economic activity where needed. To strengthen resilience, policymakers should address financial vulnerabilities that pose risks to growth in the medium term. Making growth more inclusive, which is essential for securing better economic prospects for all, should remain an overarching goal."
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
We derive revenues primarily from four sources: software licenses, subscriptions, professional services and other, and maintenance. We generally determine software license and SaaS fees based on the depth of functionality, contractual term, number of production deployments, users and/or sites licensed and/or subscribed. Professional services and other revenues consist primarily of fees from software implementation, training, and consulting services. We bill primarily under time and materials arrangements and recognize revenues as we perform services. SaaS and maintenance agreements typically are for a one- to three-year term, commencing at the time of the initial contract. We generally bill these fees, monthly, quarterly and annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the agreement. Deferred revenue represents payments or billings for subscriptions and services and maintenance in advance of the time we recognize the related revenues.
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

COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2019 and 2018:

	Three Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2019	2018	2019 vs. 2018
Revenues:
License	4%	7%	(48)%
Subscription fees	19%	12%	64%
Professional services and other	38%	39%	(2)%
Maintenance	39%	42%	(7)%
Total revenues	100%	100%	—%
Cost of revenues:
License	4%	6%	(43)%
Subscription fees	9%	5%	102%
Professional services and other	26%	29%	(7)%
Maintenance	7%	8%	(16)%
Total cost of revenues	46%	48%	(3)%
Gross margin	54%	52%	4%
Research and development	15%	12%	26%
Sales and marketing	18%	19%	(3)%
General and administrative	17%	16%	11%
Amortization of acquisition-related intangibles	—%	—%	nm
Total operating expenses	50%	47%	9%
Operating income	4%	5%	(45)%
Other income:
Interest income	1%	2%	(24)%
Other, net	1%	(3)%	(144)%
Earnings before income taxes	6%	4%	16%
Income tax (benefit)/expense	(1)%	—%	nm
Net earnings	7%	4%	42%
nm - not meaningful
Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2019 and 2018:

	Six Months Ended October 31, 2019
	Percentage of Total Revenues		Pct. Change in Dollars
	2019	2018	2019 vs. 2018
Revenues:
License	5%	7%	(24)%
Subscription fees	18%	12%	53%
Professional services and other	38%	40%	(5)%
Maintenance	39%	41%	(6)%
Total revenues	100%	100%	—%
Cost of revenues:
License	4%	6%	(31)%
Subscription fees	9%	4%	101%
Professional services and other	26%	31%	(11)%
Maintenance	7%	8%	(16)%
Total cost of revenues	46%	49%	(5)%
Gross margin	54%	51%	5%
Research and development	14%	13%	8%
Sales and marketing	19%	19%	2%
General and administrative	18%	16%	13%
Amortization of acquisition-related intangibles	—%	—%	nm
Total operating expenses	51%	48%	7%
Operating income	3%	3%	(23)%
Other income:
Interest income	1%	2%	(15)%
Other, net	1%	(1)%	(178)%
Earnings before income taxes	5%	4%	7%
Income tax (benefit)/expense	—%	—%	nm
Net earnings	5%	4%	11%

nm - not meaningful
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX ENDED OCTOBER 31, 2019 AND 2018

REVENUES

	Three Months Ended October 31,
				% of Total Revenue
	2019	2018	% Change	2019	2018
	(in thousands)
License	$1,046	$2,012	(48)%	4%	7%
Subscription fees	5,492	3,341	64%	19%	12%
Professional services and other	10,826	11,056	(2)%	38%	39%
Maintenance	10,846	11,624	(7)%	39%	42%
Total revenues	$28,210	$28,033	—%	100%	100%

	Six Months Ended October 31,
				% of Total Revenue
	2019	2018	% Change	2019	2018
	(in thousands)
License	$2,824	$3,714	(24)%	5%	7%
Subscription fees	9,950	6,509	53%	18%	12%
Professional services and other	20,963	22,064	(5)%	38%	40%
Maintenance	21,856	23,145	(6)%	39%	41%
Total revenues	$55,593	$55,432	—%	100%	100%

For the three months ended October 31, 2019 compared to October 31, 2018 revenues remained relatively flat attributable primarily to a 64% increase in subscription fees that were partially offset by a 48% decrease in license revenues, a 7% decrease in maintenance revenues and a 2% decrease in professional fees and other revenues, when compared to the same period last year.
For the six months ended October 31, 2019 compared to October 31, 2018 revenues remained flat attributable primarily to a 53% increase in subscription fees that were partially offset by a 24% decrease in license revenues, a 6% decrease in maintenance revenues and a 5% decrease in professional fees and other revenues, when compared to the same period last year.
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
International revenues represented approximately 19% and 21% of total revenues in the three and six months ended October 31, 2019, respectively, compared to 20% for the same periods in the prior year. Our revenues, particularly our international revenues, may fluctuate substantially from period to period, primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period.
License Revenues

	Three Months Ended October 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$1,017	$1,932	(47)%
Other	29	80	(64)%
Total license revenues	$1,046	$2,012	(48)%

	Six Months Ended October 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$2,724	$3,614	(24)%
Other	100	100	—%
Total license revenues	$2,824	$3,714	(24)%
For the three and six months ended October 31, 2019, license fee revenues decreased 48% and 24%, respectively, when compared to the same period in the prior year. In the three and six months ended October 31, 2019, license fee revenues from our SCM segment decreased 47% and 24%, respectively, when compared to the corresponding periods in the prior year due to our transition of new and existing business into the cloud subscription model compared to the historical on premise software model.  The majority of our current license fee revenue is generated from additional users and scope from our existing customers. For the three months ended October 31, 2019 and 2018, our SCM segment constituted approximately 97% and 96% of total license fee revenues, respectively. For the six months ended October 31, 2019 and 2018, our SCM segment constituted approximately 96% and 97% of total license fee revenues, respectively. Our Other segment license fee revenues decreased by 64% and remained flat, respectively, for the three and six months ended October 31, 2019 when compared to the same period in the prior year primarily due to timing of additional sales to our existing ERP customers.

The direct sales channel provided approximately 92% and 94% of license fee revenues for the three and six months ended October 31, 2019, compared to approximately 93% and 91% in the comparable periods last year. The increase in the percentage of sales by our direct sales channel for the six month period was due to our indirect channel selling proportionately more SaaS than license contracts compared to our direct channel. For the three and six months ended October 31, 2019, our margins after commissions on direct sales were approximately 86% and 89%, compared to 85% and 88% in the comparable periods last year. The increase in margins is due to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended October 31, 2019 and 2018, our margins after commissions on indirect sales were approximately 54% and 60%, respectively. For the six months ended October 31, 2019 and 2018, our margins after commissions on indirect sales were approximately 54% and 55%, respectively. The indirect channel margins for the current quarter decreased compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Subscription Fees

	Three Months Ended October 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$5,492	$3,341	64%
Total subscription fees revenues	$5,492	$3,341	64%

	Six Months Ended October 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$9,950	$6,509	53%
Total subscription fees revenues	$9,950	$6,509	53%
For the three and six months ended October 31, 2019, subscription fees revenues increased by 64% and 53%, respectively, primarily due to an increase in the number of contracts, contracts with a higher Annual Contract Value, as well as an increase in multi-year contracts. This is evidence of our successful transition to the cloud subscription model.

For the six months ended October 31, 2019, cloud services ACV increased approximately 55% to $22.4 million compared to $14.5 million in the same period of the prior year due to increased sales of our products on our cloud services platform that require revenue to be deferred over the life of the contracted period, which is typically one to three years. ACV is a forward-looking operating measure used by management to better understand cloud services (SaaS and other related cloud services) revenue trends within our business, as it reflects our current estimate of revenue to be generated under existing client contracts in the forward 12-month period.

Professional Services and Other Revenues

	Three Months Ended October 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$6,440	$5,553	16%
IT Consulting	4,158	5,222	(20)%
Other	228	281	(19)%
Total professional services and other revenues	$10,826	$11,056	(2)%

	Six Months Ended October 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$11,932	$10,999	8%
IT Consulting	8,536	10,579	(19)%
Other	495	486	2%
Total professional services and other revenues	$20,963	$22,064	(5)%
For the three and six months ended October 31, 2019, professional services and other revenues decreased by 2% and 5%, respectively, due to the decreased professional services and other revenues from our Other and IT Consulting segments. This decrease was partially offset by an increase in professional services and other revenues from our SCM segment. For the three and six months ended October 31, 2019, our Other segment’s revenues decreased 19% and increased 2%, respectively when compared to the same periods last year. For the three and six months ended October 31, 2019, our IT Consulting segment’s revenues decreased 20% and 19% when compared to the same periods in the prior year due to a decrease in project work from existing customers. For the three and six months ended October 31, 2019, our SCM segment’s revenues increased 16% and 8%, respectively, primarily due to a ramp up of implementation project work during the quarter. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license and subscription revenues by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenues

	Three Months Ended October 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$10,537	$11,288	(7)%
Other	309	336	(8)%
Total maintenance revenues	$10,846	$11,624	(7)%

	Six Months Ended October 31,
	2019	2018	% Change
	(in thousands)
Supply Chain Management	$21,228	$22,450	(5)%
Other	628	695	(10)%
Total maintenance revenues	$21,856	$23,145	(6)%
For the three and six months ended October 31, 2019, maintenance revenues decreased 7% and 6%, respectively when compared to the same periods in the prior year. Our SCM maintenance revenue decreased 7% and 5% for the three and six months ended October 31, 2019, when compared to the same periods last year. The SCM segment accounted for 97% of total maintenance revenues for the three and six months ended October 31, 2019 and for the same periods in the prior year. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three months ended October 31,				Six months ended October 31,
	2019	%	2018	%	2019	%	2018	%
Gross margin on license fees	$39	4%	$252	13%	$437	16%	$240	6%
Gross margin on subscription fees	2,882	53%	2,052	61%	5,215	52%	4,153	64%
Gross margin on professional services and other	3,283	30%	2,953	27%	6,015	29%	5,293	24%
Gross margin on maintenance	8,982	83%	9,410	81%	18,141	83%	18,733	81%
Total gross margin	$15,186	54%	$14,667	52%	$29,808	54%	$28,419	51%
For the three and six months ended October 31, 2019, our total gross margin percentages increased when compared to the same periods in the prior year primarily due to our higher margins on maintenance revenue and professional services and other revenue, partially offset by lower margins on subscription fees and license fee revenue.
Gross Margin on License Fees
License fee gross margin percentage for the three and six months ended October 31, 2019 decreased and increased, respectively, when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.
Gross Margin on Subscription Fees
Our gross margin percentage on subscription fees revenues decreased from 61% and 64% for the three and six months ended October 31, 2018 to 53% and 52% for the three and six months ended October 31, 2019, respectively, primarily due to an increase in capitalized software amortization expense and hosting expense.
Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenues increased from 27% for the three months ended October 31, 2018 to 30% for the three months ended October 31, 2019, and increased from 24% for the six months ended October 31, 2018 to 29% for the six months ended October 31, 2019. This increase was primarily due to higher gross margins in our SCM segment services of 37% and 28% for the three months ended October 31, 2019 and 2018, and 34% and 23% for the six months ended October 31, 2019 and 2018, respectively, due to higher billing utilization from several large projects ending during the quarter. Our Other segment professional services gross margin decreased from 51% to 46% for the three months ended October 31, 2018 and 2019, respectively, and increased from 45% to 51% for the six months ended October 31, 2018 and 2019, due to higher margin projects year to date. Our IT Consulting segment professional services gross margin decreased from 24% to 19% for the three months ended October 31, 2018 and 2019, respectively, and 24% to 20% for the six months ended October 31, 2018 and 2019, respectively, due to lower margin projects in the current quarter. Professional services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.
Gross Margin on Maintenance
Maintenance gross margin percentage for the three and six months ended October 31, 2019 increased to 83% from 81% when compared to the same periods last year due to cost containment efforts. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended October 31,				Six Months Ended October 31,
	2019	2018	% of Revenues		2019	2018	% of Revenues
			2019	2018			2019	2018
	(in thousands)				(in thousands)
Research and development	$4,209	$3,332	15%	12%	$7,537	$7,007	14%	13%
Sales and marketing	$5,148	$5,304	18%	19%	$10,727	$10,484	19%	19%
General and administrative	$4,908	$4,408	17%	16%	$9,729	$8,601	18%	16%
Amortization of acquisition-related intangible assets	$78	$97	—%	—%	$175	$194	—%	—%
Other income, net	$712	$(190)	nm	(1)%	$1,237	$563	2%	1%
Income tax (benefit)/expense	$(204)	$93	nm	—%	$(34)	$68	nm	—%
nm - not meaningful
Research and Development
Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended October 31,
	2019	2018	% Change
	(in thousands)
Total capitalized computer software development costs	$605	$1,204	(50)%
Percentage of gross product research and development costs	13%	27%
Total research and development expense	4,209	3,332	26%
Percentage of total revenues	15%	12%
Total gross product research and development expense and capitalized computer software development costs	$4,814	$4,536	6%
Percentage of total revenues	17%	16%
Total amortization of capitalized computer software development costs *	$1,650	$1,145	44%

	Six Months Ended October 31,
	2019	2018	% Change
	(in thousands)
Total capitalized computer software development costs	$1,890	$2,088	(9)%
Percentage of gross product research and development costs	20%	23%
Total research and development expense	$7,537	$7,007	8%
Percentage of total revenues	14%	13%
Total gross product research and development expense and capitalized computer software development costs	$9,427	$9,095	4%
Percentage of total revenues	17%	16%
Total amortization of capitalized computer software development costs *	$3,137	$2,198	43%
*Included in cost of license fees and subscription fees.
For the three and six months ended October 31, 2019, gross product research and development costs increased 6% and 4%, respectively, when compared to the same periods in the previous year due partially to increased variable compensation and infrastructure costs in our SCM segment. We expect capitalized product development costs to decrease due to timing of projects and we expect capitalized software amortization expense to be relatively stable in the coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing
For the three and six months ended October 31, 2019, sales and marketing expenses decreased 3% and increased 2%, respectively, when compared to the same periods a year ago, primarily due to the timing of marketing costs.
General and Administrative
For the three and six months ended October 31, 2019, general and administrative expenses increased 11% and 13%, respectively, when compared to the same periods a year ago, primarily due to an increase in variable compensation and to a lesser extent legal fees.
At October 31, 2019, the total number of employees was 411 compared to 452 at October 31, 2018.
Operating Income/(Loss)

	Three Months Ended October 31,			Six Months Ended October 31,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Supply Chain Management	$4,360	$3,973	10%	$8,211	$7,040	17%
IT Consulting	(12)	396	nm	166	755	(78)%
Other*	(3,505)	(2,843)	23%	(6,737)	(5,662)	19%
Total Operating Income	$843	$1,526	(45)%	$1,640	$2,133	(23)%
nm - not meaningful

*	Includes all corporate overhead and other common expenses.
Our SCM segment operating income increased by 10% and 17% in the three and six months ended October 31, 2019, respectively, compared to the same periods in the prior year primarily due to an overall increase in revenues and improved gross margins.

Our IT Consulting segment’s operating income decreased by 103% and 78% for the three and six months ended October 31, 2019, respectively, compared to same periods last year primarily due to decreased revenues and gross margins.

Our Other segment operating loss increased by 23% and 19% for the three and six months ended October 31, 2019, respectively, when compared to the same periods in the prior year due to an increase in corporate expenses, primarily variable compensation.
Other Income
Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three and six months ended October 31, 2019, the increase in other income is mainly due to higher unrealized gains on investments when compared to the same periods last year. We recorded realized losses of approximately $93,000 and $365,000 and unrealized gains of approximately $386,000 and $721,000 for the three and six months ended October 31, 2019, respectively, from our trading securities portfolio. We recorded realized losses of approximately $157,000 and $205,000 and unrealized losses of approximately $543,000 and $107,000 the three and six months ended October 31, 2018 respectively, from our trading securities portfolio.

For the three and six months ended October 31, 2019, our investments generated an annualized yield of approximately 1.29% and 1.35%, respectively, compared to approximately 1.32% and 1.40% for the three and six months ended October 31, 2018, respectively.
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
During the three and six months ended October 31, 2019, we recorded an income tax benefit of $204,000 and $34,000, respectively, primarily due to discrete stock compensation benefits of $412,000 and $472,000 respectively, net of normal income tax expense from operations. During the three and six months ended October 31, 2018, we recorded income tax expense of $93,000 and $68,000, respectively, primarily due to discrete stock compensation benefits of $12,000 and $286,000 respectively, net of normal income tax expense from operations. Before adjusting for these discrete tax benefits, our effective tax rate would have been 13.4% and 15.3%, respectively, in the three and six months ended October 31, 2019 compared to our tax effective rate of 7.9% and 13.1% in the three and six months ended October 31, 2018. In addition, research and development and foreign tax credits reduced our effective tax rate by 8.1% and 1.4%, respectively, in the six months ended October 31, 2019, compared to reductions of 8.0% and 3.0%, respectively, in the six months ended October 31, 2018.
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
The following table shows information about our cash flows and liquidity positions during the six months ended October 31, 2019 and 2018. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2019.

	Six Months Ended October 31, (in thousands)
	2019	2018
Net cash provided by operating activities	$4,050	$4,802
Net cash used in investing activities	(2,128)	(2,982)
Net cash used in financing activities	(526)	(3,681)
Net change in cash and cash equivalents	$1,396	$(1,861)
For the six months ended October 31, 2019, the net decrease in cash provided by operating activities when compared to the same period last year was due primarily to the following: (1) an increase in purchases of trading securities, (2) a relative increase in prepaid expenses when compared to the same period in the prior year due to the timing of purchases and (3) higher gains on investments compared to lower gains in the same period last year.
This decrease in cash provided by operating activities was partially offset by: (1) higher proceeds from the maturity and sales of trading securities, (2) a relative increase in accounts payable and other accruals due to timing of payments, (3) a relative increase in deferred revenue due to timing of revenue recognition, (4) an increase in depreciation and amortization, (5) an increase in net earnings, (6) a decrease in deferred income tax, (7) an increase in stock-based compensation expense and (8) a relative decrease in customer accounts receivables caused by the timing of closing customer sales and related collections.
The decrease in cash used in investing activities when compared to the same period in the prior year was mainly due to decreases in purchases of property and capitalized computer software development costs.
The decrease in cash used in financing activities compared to the prior year was due primarily to an increase in proceeds from exercise of stock options, which was partially offset by an increase in dividends paid.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of October 31, (in thousands)
	2019	2018
Cash and cash equivalents	$62,684	$50,933
Short and long-term investments	31,987	31,741
Total cash and short and long-term investments	$94,671	$82,674
Net increase (decrease) in total cash and investments (six months ended October 31)	$6,189	$(5,134)
Our total activities used less cash and investments during the six months ended October 31, 2019, when compared to the prior year period, primarily due to normal business operations.
Days Sales Outstanding in accounts receivable were 58 days as of October 31, 2019, compared to 66 days as of October 31, 2018. This increase is primarily due to the timing of billings and cash collections. Our current ratio on October 31, 2019 was 2.7 to 1 and on October 31, 2018 was 2.8 to 1.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $95.0 million in cash and investments with no debt as of October 31, 2019, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through October 31, 2019, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of October 31, 2019, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
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
Foreign Currency. In the three and six months ended October 31, 2019, we generated approximately 19% and 21% of our revenues outside the United States. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S. dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $0.1 million and $0.2 million for the three and six months ended October 31, 2019 compared to an exchange rate loss of approximately $0.1 million and $0.4 million for the same periods in the prior year. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $0.3 million and $0.4 million exchange rate gain or loss for the three and six months ended October 31, 2019. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of October 31, 2019 was approximately $89.7 million compared to $74.9 million as of October 31, 2018.
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

AMERICAN SOFTWARE, INC.

Date: December 6, 2019	By:	/s/ James C. Edenfield
James C. Edenfield Executive Chairman, Treasurer and Director (Principal Executive Officer)

Date: December 6, 2019	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: December 6, 2019	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer