Form 10-Q
period 2020-01-31
AMERICAN SOFTWARE INC
filed 2020-03-06
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 3, 2020
Class A Common Stock, $.10 par value	30,368,467 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended January 31, 2020

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	January 31, 2020	April 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$68,809	$61,288
Investments	27,478	24,710
Trade accounts receivable, less allowance for doubtful accounts of $225 at January 31, 2020 and $153 at April 30, 2019:
Billed	21,202	18,819
Unbilled	2,436	1,475
Prepaid expenses and other current assets	6,576	6,210
Total current assets	126,501	112,502
Investments—noncurrent	—	2,484
Property and equipment, net of accumulated depreciation of $29,804 at January 31, 2020 and $29,327 at April 30, 2019	3,447	3,585
Capitalized software, net of accumulated amortization of $33,285 at January 31, 2020 and $28,740 at April 30, 2019	9,215	11,063
Goodwill	25,888	25,888
Other intangibles, net of accumulated amortization of $11,931 at January 31, 2020 and $10,643 at April 30, 2019	1,444	2,732
Lease right of use assets	2,228	—
Deferred sales commissions—noncurrent	2,231	1,546
Other assets	1,738	1,510
Total assets	$172,692	$161,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,772	$2,448
Accrued compensation and related costs	6,006	2,561
Dividends payable	3,522	3,434
Operating lease obligations	770	—
Other current liabilities	1,520	1,375
Deferred revenue	34,419	33,283
Total current liabilities	48,009	43,101
Deferred income taxes	3,322	3,514
Long-term operating lease obligations	1,596	—
Other long-term liabilities	93	88
Total liabilities	53,020	46,703
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 34,782,183 and 30,193,551 shares issued and outstanding respectively at January 31, 2020 and 33,979,739 and 29,391,107 shares issued and outstanding respectively at April 30, 2019	3,478	3,398
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at January 31, 2020 and April 30, 2019; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	147,582	138,315
Retained deficit	(6,011)	(1,729)
Class A treasury stock, 4,588,632 shares at January 31, 2020 and April 30, 2019, at cost	(25,559)	(25,559)
Total shareholders’ equity	119,672	114,607
Commitments and contingencies
Total liabilities and shareholders’ equity	$172,692	$161,310
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Revenues:
Subscription fees	$5,802	$3,687	$15,752	$10,196
License	3,695	1,718	6,519	5,432
Professional services and other	10,308	10,176	31,271	32,240
Maintenance	10,795	11,422	32,651	34,567
Total revenues	30,600	27,003	86,193	82,435
Cost of revenues:
Subscription fees	1,976	1,389	6,711	3,746
License	1,582	1,831	3,969	5,305
Professional services and other	7,764	7,714	22,712	24,484
Maintenance	1,836	2,030	5,551	6,442
Total cost of revenues	13,158	12,964	38,943	39,977
Gross margin	17,442	14,039	47,250	42,458
Research and development	3,853	2,811	11,390	9,818
Sales and marketing	5,519	4,699	16,246	15,183
General and administrative	5,194	4,302	14,923	12,903
Amortization of acquisition-related intangibles	57	97	232	291
Total operating expenses	14,623	11,909	42,791	38,195
Operating income	2,819	2,130	4,459	4,263
Other income:
Interest income	360	523	1,234	1,551
Other, net	618	4	981	(461)
Earnings before income taxes	3,797	2,657	6,674	5,353
Income tax expense	511	356	477	424
Net earnings	$3,286	$2,301	$6,197	$4,929
Earnings per common share (a):
Basic	$0.10	$0.07	$0.20	$0.16
Diluted	$0.10	$0.07	$0.19	$0.16
Cash dividends declared per common share	$0.11	$0.11	$0.33	$0.33
Shares used in the calculation of earnings per common share:
Basic	31,955	31,010	31,611	30,887
Diluted	32,668	31,183	32,260	31,351
______________

(a)
Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.10 and $0.07 for the three months ended January 31, 2020 and 2019, and $0.20 and $0.16 for the nine months ended January 31, 2020 and 2019 respectively. See Note E to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained earnings/deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Three Months Ended January 31, 2019	Shares	Amount	Shares	Amount

Balance at October 31, 2018	33,721,076	$3,372	1,821,587	$182	$135,150	$943	$(25,559)	$114,088
Proceeds from stock options exercised	112,600	11	—	—	906	—	—	917
Stock-based compensation	—	—	—	—	466	—	—	466
Net earnings	—	—	—	—	—	2,301	—	2,301
Dividends declared*	—	—	—	—	—	(3,416)	—	(3,416)
Balance at January 31, 2019	33,833,676	$3,383	1,821,587	$182	$136,522	$(172)	$(25,559)	$114,356
For the Three Months Ended January 31, 2020
Balance at October 31, 2019	34,630,682	$3,463	1,821,587	$182	$145,554	$(5,774)	$(25,559)	$117,866
Proceeds from stock options exercised	151,501	15	—	—	1,465	—	—	1,480
Stock-based compensation*	—	—	—	—	563	—	—	563
Net earnings	—	—	—	—	—	3,286	—	3,286
Dividends declared*	—	—	—	—	—	(3,523)	—	(3,523)
Balance at January 31, 2020	34,782,183	$3,478	1,821,587	$182	$147,582	$(6,011)	$(25,559)	$119,672
*Amounts adjusted for rounding

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained earnings/deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Nine Months Ended January 31, 2019	Shares	Amount	Shares	Amount

Balance at April 30, 2018	33,141,764	$3,314	2,057,390	$205	$131,258	$3,366	$(25,559)	$112,584
Cumulative effect of the adoption of Topic 606	—	—	—	—	—	1,753	—	1,753
Proceeds from stock options exercised*	456,109	46	—	—	3,957	—	—	4,003
Conversion of Class B shares into Class A shares	235,803	23	(235,803)	(23)	—	—	—	—
Stock-based compensation*	—	—	—	—	1,307	—	—	1,307
Net earnings	—	—	—	—	—	4,929	—	4,929
Dividends declared*	—	—	—	—	—	(10,220)	—	(10,220)
Balance at January 31, 2019	33,833,676	$3,383	1,821,587	$182	$136,522	$(172)	$(25,559)	$114,356
For the Nine Months Ended January 31, 2020
Balance at April 30, 2019	33,979,739	$3,398	1,821,587	$182	$138,315	$(1,729)	$(25,559)	$114,607
Proceeds from stock options exercised	802,444	80	—	—	7,757	—	—	7,837
Stock-based compensation	—	—	—	—	1,510	—	—	1,510
Net earnings	—	—	—	—	—	6,197	—	6,197
Dividends declared*	—	—	—	—	—	(10,479)	—	(10,479)
Balance at January 31, 2020	34,782,183	$3,478	1,821,587	$182	$147,582	$(6,011)	$(25,559)	$119,672
*Amounts adjusted for rounding

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$6,197	$4,929
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,310	5,671
Stock-based compensation expense	1,510	1,308
Net (gain)/loss on investments	(1,036)	393
Deferred income taxes	(192)	(166)
Changes in operating assets and liabilities:
Purchases of trading securities	(21,934)	(7,427)
Proceeds from maturities and sales of trading securities	22,687	12,944
Accounts receivable, net	(3,344)	(831)
Prepaid expenses and other assets	(1,279)	724
Accounts payable and other liabilities	3,058	(4,031)
Deferred revenue	1,135	94
Net cash provided by operating activities	13,112	13,608
Cash flows from investing activities:
Capitalized computer software development costs	(2,697)	(4,162)
Purchases of property and equipment, net of disposals	(339)	(1,014)
Net cash used in investing activities	(3,036)	(5,176)
Cash flows from financing activities:
Proceeds from exercise of stock options	7,837	4,004
Dividends paid	(10,392)	(10,172)
Net cash used in financing activities	(2,555)	(6,168)
Net change in cash and cash equivalents	7,521	2,264
Cash and cash equivalents at beginning of period	61,288	52,794
Cash and cash equivalents at end of period	$68,809	$55,058

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$504	$505
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,523	$3,416
See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
January 31, 2020
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these Condensed Consolidated Financial Statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at January 31, 2020, results of operations for the three and nine months ended January 31, 2020 and 2019, consolidated statements of shareholders’ equity for the three and nine months ended January 31, 2020 and 2019 and cash flows for the nine months ended January 31, 2020 and 2019. The Company’s results for the three and nine months ended January 31, 2020 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2019. The terms “fiscal 2020” and “fiscal 2019” refer to our fiscal years ending April 30, 2020 and 2019, respectively.
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for fiscal 2019 contained in the Annual Report describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue/collectability and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
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
Consistent with previous guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike previous guidance, which required only capital leases to be recognized on the balance sheet, the new standard requires both types of leases to be recognized on the balance sheet. ASC 842 also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the Condensed Consolidated Financial Statements.
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
Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our customers, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the customer is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was approximately $0.4 million and $1.3 million for the three and nine months ended January 31, 2020, respectively and approximately $0.3 million and $1.1 million for the three and nine months ended January 31, 2019, respectively.

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
Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice customers for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the three months ended January 31, 2020, we recognized $14.0 million of revenue that was included in the deferred revenue balance as of October 31, 2019. During the nine months ended January 31, 2020, we recognized $29.0 million of revenue that was included in the deferred revenue balance as of April 30, 2019.

	January 31, 2020	April 30, 2019
	(in thousands)
Contract Balances:
Contract assets, current	$2,436	$1,475
Total contract assets	$2,436	$1,475

Deferred revenue, current	$34,419	$33,283
Total deferred revenue	$34,419	$33,283

Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of January 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $80.0 million. The Company expects to recognize revenue on approximately two-thirds of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Disaggregated Revenue. The Company disaggregates revenue from contracts with customers by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenues:
Domestic	$24,902	$22,368	$69,076	$66,825
International	5,698	4,635	17,117	15,610
	$30,600	$27,003	$86,193	$82,435

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
Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and deferred sales commissions—noncurrent, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at January 31, 2020 and April 30, 2019 were $3.5 million and $2.3 million, respectively. Amortization of sales commissions was $0.6 million and $1.4 million for the three and nine months ended January 31, 2020, respectively, which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
C. Leases

The Company’s operating leases are primarily related to facility leases for administration and sales. The operating leases have terms ranging from three to five years. While each of the leases includes renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company does not have any finance leases.

Balance sheet information related to operating leases is as follows (in thousands):

January 31, 2020
Assets
Right of use assets	$2,228

Liabilities
Current lease liabilities	770
Long-term lease liabilities	1,596
Total liabilities	$2,366

Lease cost information related to operating leases is as follows (in thousands):

Three Months Ended January 31, 2020
Lease cost
Operating lease cost	$193
Short-term lease cost	145
Variable lease cost	65
Total lease cost	$403

Nine Months Ended January 31, 2020
Lease cost
Operating lease cost	581
Short-term lease cost	439
Variable lease cost	176
Total lease cost	$1,196
Lease costs are primarily included in "Sales and marketing" and "General and administrative" expenses in the Company’s Condensed Consolidated Statements of Operations.
The impact of the Company's leases on Condensed Consolidated Statement of Cash Flows is presented in the operating activities section, which mainly consisted of cash paid for operating lease liabilities of approximately $0.9 million during the nine months ended January 31, 2020. The Company did not modify any existing leases or execute any new leases during the three and nine months ended January 31, 2020.
Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

January 31, 2020
Weighted average remaining lease term	3.5 years
Weighted average discount rate	3.5%

The following table summarizes the maturity of the Company’s operating lease liabilities as of January 31, 2020 (in thousands):

FY2020	$198
FY2021	775
FY2022	702
FY2023	470
FY2024	346
Thereafter	20
Total operating lease payments	$2,511
Less imputed interest	(145)
Total operating lease liabilities	$2,366
Future minimum lease payments under noncancelable operating leases (due to existence of renewal or escalation clauses) with initial or remaining lease terms in excess of one year as of April 30, 2019 are as follows (in thousands):

Years ended April 30:
2020	$847
2021	790
2022	706
2023	433
2024	317
Thereafter	17
$3,110

The Company leases to other tenants a portion of its headquarters building that it owns in Atlanta, Georgia. The leases expire at various dates through March 2022. Lease income is included in "Other, net" in the Company’s Condensed Consolidated Statements of Operations and totaled approximately $70,000 and $0.2 million for the three and nine months ended January 31, 2020. Lease payments to be received as of January 31, 2020 are as follows (in thousands):

FY2020	$43
FY2021	105
FY2022	55
FY2023	—
FY2024	—
Thereafter	—
Total	$203
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended January 31, 2020		Nine Months Ended January 31, 2020
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.33	$0.33
Undistributed losses	(0.01)	(0.01)	(0.13)	(0.13)
Total	$0.10	$0.10	$0.20	$0.20
Distributed earnings	$3,321	$201	$9,873	$604
Undistributed losses	(223)	(13)	(4,033)	(247)
Total	$3,098	$188	$5,840	$357
Basic weighted average common shares outstanding	30,133	1,822	29,789	1,822

	Three Months Ended January 31, 2019		Nine Months Ended January 31, 2019
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.33	$0.33
Undistributed losses	(0.04)	(0.04)	(0.17)	(0.17)
Total	$0.07	$0.07	$0.16	$0.16
Distributed earnings	$3,213	$204	$9,609	$613
Undistributed losses	(1,047)	(69)	(4,974)	(319)
Total	$2,166	$135	$4,635	$294
Basic weighted average common shares outstanding	29,188	1,822	29,036	1,851

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended January 31, 2020

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$3,098	30,133	$0.10
Common Stock Equivalents	—	713	—
	3,098	30,846	0.10
Class B Common Share Conversion	188	1,822	—
Diluted EPS for Class A Common Shares	$3,286	32,668	$0.10
Nine Months Ended January 31, 2020

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$5,840	29,789	$0.20
Common Stock Equivalents	—	649	—
	5,840	30,438	0.19
Class B Common Share Conversion	357	1,822	—
Diluted EPS for Class A Common Shares	$6,197	32,260	$0.19
Three Months Ended January 31, 2019

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,166	29,188	$0.07
Common Stock Equivalents	—	173	—
	2,166	29,361	0.07
Class B Common Share Conversion	135	1,822	—
Diluted EPS for Class A Common Shares	$2,301	31,183	$0.07

Nine Months Ended January 31, 2019

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$4,635	29,036	$0.16
Common Stock Equivalents	—	464	—
	4,635	29,500	0.16
Class B Common Share Conversion	294	1,851	—
Diluted EPS for Class A Common Shares	$4,929	31,351	$0.16

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended January 31, 2020

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$188	1,822	$0.10
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	—	—	—
Diluted EPS for Class B Common Shares	$188	1,822	$0.10
Nine Months Ended January 31, 2020

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$357	1,822	$0.20
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	5	—	—
Diluted EPS for Class B Common Shares	$362	1,822	$0.20
Three Months Ended January 31, 2019

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$135	1,822	$0.07
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	1	—	—
Diluted EPS for Class B Common Shares	$136	1,822	$0.07

Nine Months Ended January 31, 2019

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$294	1,851	$0.16
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	1	—	—
Diluted EPS for Class B Common Shares	$295	1,851	$0.16
*Amounts adjusted for rounding
For the three and nine months ended January 31, 2020, we excluded options to purchase 26,000 and 278,116 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2019, we excluded options to purchase 2,416,421 and 464,475 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2020, we had a total of 3,998,128 options outstanding and as of January 31, 2019, we had a total of 4,017,123 options outstanding.
F. Stock-Based Compensation
During the nine months ended January 31, 2020 and 2019, we granted options for 1,093,000 and 1,201,000 shares of Class A common stock, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The forfeiture rates are estimated using historical data. We recorded stock option compensation cost of approximately$0.6 million and $0.5 million and income tax benefits of approximately $141,000 and $26,000 from option exercises during the three months ended January 31, 2020 and 2019, respectively. We recorded stock option compensation cost of approximately $1.5 million and $1.3 million and income tax benefits of approximately $614,000 and $260,000 from option exercises during the nine months ended January 31, 2020 and 2019, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.
During the nine months ended January 31, 2020 and 2019, we issued 802,444 and 456,113 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2020 and 2019 based on market value at the exercise dates was approximately $4.1 million and $2.1 million, respectively. As of January 31, 2020, unrecognized compensation cost related to unvested stock option awards approximated $6.1 million, which we expect to recognize over a weighted average period of 1.91 years.
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
The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2020 and April 30, 2019, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	January 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$64,363	$—	$—	$64,363
Marketable securities	13,339	14,139	—	27,478
Total	$77,702	$14,139	$—	$91,841

	April 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$56,645	$—	$—	$56,645
Marketable securities	11,002	16,192	—	27,194
Total	$67,647	$16,192	$—	$83,839
H. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, we have repurchased 1,053,679 shares of Class A common stock at a cost of approximately $6.2 million, which had no impact on fiscal 2020. As of January 31, 2020, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
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
In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2020 and 2019 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Revenues:
Supply Chain Management	$25,578	$21,494	$71,411	$65,066
IT Consulting	4,475	4,938	13,011	15,517
Other	547	571	1,771	1,852
	$30,600	$27,003	$86,193	$82,435
Operating income (loss):
Supply Chain Management	$6,693	$4,981	$14,904	$12,021
IT Consulting	43	244	210	999
Other	(3,917)	(3,095)	(10,655)	(8,757)
	$2,819	$2,130	$4,459	$4,263
Capital expenditures:
Supply Chain Management	$43	$21	$117	$145
IT Consulting	—	—	—	1
Other	58	99	222	868
	$101	$120	$339	$1,014
Capitalized software:
Supply Chain Management	$807	$2,073	$2,697	$4,162
IT Consulting	—	—	—	—
Other	—	—	—	—
	$807	$2,073	$2,697	$4,162
Depreciation and amortization:
Supply Chain Management	$1,785	$1,862	$6,026	$5,416
IT Consulting	2	2	4	6
Other	95	96	280	249
	$1,882	$1,960	$6,310	$5,671
Earnings (loss) before income taxes:
Supply Chain Management	$6,743	$5,190	$15,259	$12,248
IT Consulting	43	244	209	999
Other	(2,989)	(2,777)	(8,794)	(7,894)
	$3,797	$2,657	$6,674	$5,353

K. Major Customers
No single customer accounted for more than 10% of total revenues for the three and nine months ended January 31, 2020 and 2019.
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
M. Subsequent Event
On February 12, 2020, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on May 22, 2020 to Class A and Class B shareholders of record at the close of business on May 8, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive” “will,” “seek,” “estimate,” “believe,” “expect,” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements we make herein are pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	cloud services annual contract value (“ACV”);

•	viability and effectiveness of strategic alliances;

•	industry conditions and market conditions;

•	acquisition activities and the effect of completed acquisitions; and

•	general economic conditions.
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
In January 2020, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2020. The update noted that, “Global growth is projected to rise from an estimated 2.9 percent in 2019 to 3.3 percent in 2020 and 3.4 percent for 2021—a downward revision of 0.1 percentage point for 2019 and 2020 and 0.2 for 2021 compared to those in the October World Economic Outlook (WEO). The downward revision primarily reflects negative surprises to economic activity in a few emerging market economies, notably India, which led to a reassessment of growth prospects over the next two years. In a few cases, this reassessment also reflects the impact of increased social unrest."
For fiscal 2021, we expect the global economy to improve modestly when compared to recent periods. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems, which could result in an improved selling environment. Although this improvement could slow or regress at any time, due in part to concerns related to the spread of the global virus and trade conflicts on global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While we do not expect that the virus will have a material adverse effect on our business or financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities. Customers continue to take long periods to evaluate discretionary software purchases.
We believe improved economic conditions and increasingly complex supply chain challenges may be driving some businesses to focus on achieving more process and efficiency enhancements in their operations and to invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. If this trend continues, we believe it may tend to favor solutions such as our supply chain solutions, which are designed to provide a more rapid return on investment and are targeted at some of the largest profit drivers in a customer’s business.
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

COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2020 and 2019:

	Three Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2020	2019	2020 vs. 2019
Revenues:
Subscription fees	19%	14%	57%
License	12%	6%	115%
Professional services and other	34%	38%	1%
Maintenance	35%	42%	(5)%
Total revenues	100%	100%	13%
Cost of revenues:
Subscription fees	6%	5%	42%
License	5%	7%	(14)%
Professional services and other	25%	29%	1%
Maintenance	6%	8%	(10)%
Total cost of revenues	42%	49%	1%
Gross margin	58%	51%	24%
Research and development	13%	10%	37%
Sales and marketing	18%	17%	17%
General and administrative	17%	16%	21%
Amortization of acquisition-related intangibles	—%	—%	(41)%
Total operating expenses	48%	43%	23%
Operating income	10%	8%	32%
Other income:
Interest income	1%	2%	(31)%
Other, net	2%	—%	nm
Earnings before income taxes	13%	10%	43%
Income tax expense	2%	1%	44%
Net earnings	11%	9%	43%
nm - not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2020 and 2019:

	Nine Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2020	2019	2020 vs. 2019
Revenues:
Subscription fees	18%	12%	54%
License	8%	7%	20%
Professional services and other	36%	39%	(3)%
Maintenance	38%	42%	(6)%
Total revenues	100%	100%	5%
Cost of revenues:
Subscription fees	8%	5%	79%
License	5%	6%	(25)%
Professional services and other	26%	30%	(7)%
Maintenance	6%	8%	(14)%
Total cost of revenues	45%	49%	(3)%
Gross margin	55%	51%	11%
Research and development	13%	12%	16%
Sales and marketing	18%	18%	7%
General and administrative	17%	16%	16%
Amortization of acquisition-related intangibles	—%	—%	(20)%
Total operating expenses	49%	46%	12%
Operating income	6%	5%	5%
Other income:
Interest income	1%	2%	(20)%
Other, net	1%	(1)%	nm
Earnings before income taxes	9%	6%	25%
Income tax expense	1%	1%	13%
Net earnings	8%	5%	26%

nm - not meaningful
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2020 AND 2019
REVENUES

	Three Months Ended January 31,
				% of Total Revenue
	2020	2019	% Change	2020	2019
	(in thousands)
Subscription fees	$5,802	$3,687	57%	19%	14%
License	$3,695	1,718	115%	12%	6%
Professional services and other	10,308	10,176	1%	34%	38%
Maintenance	10,795	11,422	(5)%	35%	42%
Total revenues	$30,600	$27,003	13%	100%	100%

	Nine Months Ended January 31,
				% of Total Revenue
	2020	2019	% Change	2020	2019
	(in thousands)
Subscription fees	$15,752	$10,196	54%	18%	12%
License	6,519	5,432	20%	8%	7%
Professional services and other	31,271	32,240	(3)%	36%	39%
Maintenance	32,651	34,567	(6)%	38%	42%
Total revenues	$86,193	$82,435	5%	100%	100%

For the three months ended January 31, 2020 compared to January 31, 2019 revenues increased attributable primarily to a 115% increase in license revenues, a 57% increase in subscription fees and a 1% increase in professional fees and other revenues that were partially offset by a 5% decrease in maintenance revenues when compared to the same period last year.
For the nine months ended January 31, 2020 compared to January 31, 2019 revenues increased attributable primarily to a 54% increase in subscription fees and a 20% increase in license revenues that were partially offset by a 6% decrease in maintenance revenues and a 3% decrease in professional fees and other revenues when compared to the same period last year.
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
International revenues represented approximately 19% and 20% of total revenues in the three and nine months ended January 31, 2020, respectively, compared to 17% and 19% for the same periods in the prior year. Our revenues, particularly our international revenues, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenues from a relatively small number of customers in a given period.
Subscription Fees

	Three Months Ended January 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$5,802	$3,687	57%
Total subscription fees revenues	$5,802	$3,687	57%

	Nine Months Ended January 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$15,752	$10,196	54%
Total subscription fees revenues	$15,752	$10,196	54%
For the three and nine months ended January 31, 2020, subscription fees revenues increased by 57% and 54%, respectively, primarily due to an increase in the number of contracts, contracts with a higher cloud services ACV, as well as an increase in multi-year contracts. This is evidence of our successful transition to the cloud subscription model.

For the nine months ended January 31, 2020, cloud services ACV increased approximately 58% to $25.5 million compared to $16.1 million in the same period of the prior year due to increased sales of our products on our cloud services platform that require revenue to be deferred over the life of the contracted period, which is typically one to five years. ACV is a forward-looking operating measure used by management to better understand cloud services (SaaS and other related cloud services) revenue trends within our business, as it reflects our current estimate of revenue to be generated under existing client contracts in the forward 12-month period.

License Revenues

	Three Months Ended January 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$3,665	$1,683	118%
Other	30	35	(14)%
Total license revenues	$3,695	$1,718	115%

	Nine Months Ended January 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$6,389	$5,298	21%
Other	130	134	(3)%
Total license revenues	$6,519	$5,432	20%
For the three and nine months ended January 31, 2020, license fee revenues increased 115% and 20%, respectively, when compared to the same period in the prior year. In the three and nine months ended January 31, 2020, license fee revenues from our SCM segment increased 118% and 21%, respectively, when compared to the corresponding periods in the prior year. The increase is associated with new customers choosing to deploy our software on– premise this quarter for a total of $1.3 million in license fees. The majority of our current license fee revenue is generated from additional users and expanded scope from our existing customers. For the three months ended January 31, 2020 and 2019, our SCM segment constituted approximately 99% and 98% of total license fee revenues, respectively. For the nine months ended January 31, 2020 and 2019, our SCM segment constituted approximately 98% of total license fee revenues for both periods. Our Other segment license fee revenues decreased by 14% and 3%, respectively, for the three and nine months ended January 31, 2020 when compared to the same period in the prior year primarily due to timing of sales to our existing ERP customers.

The direct sales channel provided approximately 89% and 91% of license fee revenues for the three and nine months ended January 31, 2020, compared to approximately 79% and 87% in the comparable periods last year. The increase in the percentage of sales by our direct sales channel for the nine month period was due to our indirect channel selling proportionately more SaaS than license contracts compared to our direct channel. For the three and nine months ended January 31, 2020, our margins after commissions on direct sales were approximately 90% for both periods, compared to 95% and 90%, respectively, in the comparable periods last year. The decrease in margins is due to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended January 31, 2020 and 2019, our margins after commissions on indirect sales were approximately 49% and 52%, respectively. For the nine months ended January 31, 2020 and 2019, our margins after commissions on indirect sales were approximately 52% and 54%, respectively. The indirect channel margins for the fiscal year decreased compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Professional Services and Other Revenues

	Three Months Ended January 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$5,619	$5,009	12%
IT Consulting	4,475	4,938	(9)%
Other	214	229	(7)%
Total professional services and other revenues	$10,308	$10,176	1%

	Nine Months Ended January 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$17,551	$16,007	10%
IT Consulting	13,011	15,517	(16)%
Other	709	716	(1)%
Total professional services and other revenues	$31,271	$32,240	(3)%
For the three and nine months ended January 31, 2020, professional services and other revenues remained relatively flat and decreased by 3%, respectively, due to the decreased professional services and other revenues from our Other and IT Consulting segments. This decrease was partially offset by an increase in professional services and other revenues from our SCM segment. For the three and nine months ended January 31, 2020, our Other segment’s revenues decreased 7% and 1%, respectively when compared to the same periods last year. For the three and nine months ended January 31, 2020, our IT Consulting segment’s revenues decreased 9% and 16%, respectively, when compared to the same periods in the prior year due to a decrease in project work from existing customers. For the three and nine months ended January 31, 2020, our SCM segment’s revenues increased 12% and 10%, respectively, primarily due to a ramp up of implementation project work due to increased subscription and license fee sales in recent periods. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license and subscription revenues by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenues

	Three Months Ended January 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$10,492	$11,115	(6)%
Other	303	307	(1)%
Total maintenance revenues	$10,795	$11,422	(5)%

	Nine Months Ended January 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$31,720	$33,565	(5)%
Other	931	1,002	(7)%
Total maintenance revenues	$32,651	$34,567	(6)%
For the three and nine months ended January 31, 2020, maintenance revenues decreased 5% and 6%, respectively when compared to the same periods in the prior year. Our SCM maintenance revenue decreased 6% and 5% for the three and nine months ended January 31, 2020, respectively, when compared to the same periods last year due to normal customer attrition. The SCM segment accounted for 97% of total maintenance revenues for the three and nine months ended January 31, 2020 and for the same periods in the prior year. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since licenses are the source of maintenance customers.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2020	%	2019	%	2020	%	2019	%
Gross margin on subscription fees	$3,826	66%	$2,298	62%	$9,041	57%	$6,450	63%
Gross margin on license fees	2,113	57%	(113)	(7)%	2,550	39%	127	2%
Gross margin on professional services and other	2,544	25%	2,462	24%	8,559	27%	7,756	24%
Gross margin on maintenance	8,959	83%	9,392	82%	27,100	83%	28,125	81%
Total gross margin	$17,442	58%	$14,039	51%	$47,250	55%	$42,458	51%
For the three months ended January 31, 2020, our total gross margin percentages increased when compared to the same period in the prior year primarily due to our higher margins on maintenance revenue, subscription fees, license fee revenue and professional services and other revenue. For the nine months ended January 31, 2020, our total gross margin percentages increased when compared to the same period in the prior year primarily due to our higher margins on maintenance revenue, higher margins on license fee revenue and higher margins on professional services and other revenue, partially offset by lower margins on subscription fees.
Gross Margin on Subscription Fees
For the three months ended January 31, 2020, our gross margin percentage on subscription fees revenues increased from 62% to 66% when compared to the same period in the prior year, primarily due to higher margins on cloud revenue. For the nine months ended January 31, 2020, our gross margin percentage on subscription fees revenues decreased from 63% to 57% when compared to the same period in the prior year, primarily due to an increase in capitalized software amortization expense and hosting expense.
Gross Margin on License Fees
License fee gross margin percentage for the three and nine months ended January 31, 2020 increased, when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenues increased from 24% for the three months ended January 31, 2019 to 25% for the three months ended January 31, 2020, and increased from 24% for the nine months ended January 31, 2019 to 27% for the nine months ended January 31, 2020. This increase was primarily due to higher gross margins in our SCM segment services of 30% and 28% for the three months ended January 31, 2020 and 2019, and 33% and 23% for the nine months ended January 31, 2020 and 2019, respectively, due to higher billing utilization from several large projects ending during the quarter. Our Other segment professional services gross margin decreased to 44% from 51% for the three months ended January 31, 2020 and 2019, respectively, and increased to 49% from 45% for the nine months ended January 31, 2020 and 2019, respectively, due to higher margin projects year to date. Our IT Consulting segment professional services gross margin decreased to 17% from 24% for the three months ended January 31, 2020 and 2019, respectively, and to 19% from 24% for the nine months ended January 31, 2020 and 2019, respectively, due to lower margin projects in the current quarter. Professional services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.
Gross Margin on Maintenance
Maintenance gross margin percentage increased from 82% and 81% for the three and nine months ended January 31,
2019 to 83% for both the three and nine months ended January 31, 2020, respectively. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended January 31,				Nine Months Ended January 31,
	2020	2019	% of Revenues		2020	2019	% of Revenues
			2020	2019			2020	2019
	(in thousands)				(in thousands)
Research and development	$3,853	$2,811	13%	10%	$11,390	$9,818	13%	12%
Sales and marketing	$5,519	$4,699	18%	17%	$16,246	$15,183	18%	18%
General and administrative	$5,194	$4,302	17%	16%	$14,923	$12,903	17%	16%
Amortization of acquisition-related intangible assets	$57	$97	—%	—%	$232	$291	—%	—%
Other income, net	$978	$527	3%	2%	$2,215	$1,090	2%	1%
Income tax expense	$511	$356	2%	1%	$477	$424	1%	1%
Research and Development
Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended January 31,
	2020	2019	% Change
	(in thousands)
Total capitalized computer software development costs	$807	$2,073	(61)%
Percentage of gross product research and development costs	17%	42%
Total research and development expense	$3,853	$2,811	37%
Percentage of total revenues	13%	10%
Total gross product research and development expense and capitalized computer software development costs	$4,660	$4,884	(5)%
Percentage of total revenues	15%	18%
Total amortization of capitalized computer software development costs *	$1,408	$1,195	18%

	Nine Months Ended January 31,
	2020	2019	% Change
	(in thousands)
Total capitalized computer software development costs	$2,697	$4,162	(35)%
Percentage of gross product research and development costs	19%	30%
Total research and development expense	$11,390	$9,818	16%
Percentage of total revenues	13%	12%
Total gross product research and development expense and capitalized computer software development costs	$14,087	$13,980	1%
Percentage of total revenues	16%	17%
Total amortization of capitalized computer software development costs *	$4,545	$3,393	34%
*Included in cost of license fees and subscription fees.
For the three months ended January 31, 2020, gross product research and development costs decreased 5% when compared to the same period in the previous year, primarily due to a decrease in the use of third party contractors. For the nine months ended January 31, 2020, gross product research and development costs increased 1% when compared to the same period in the previous year, primarily due to an increase in variable compensation and infrastructure costs in our SCM segment. We expect capitalized product development costs to decrease due to timing of projects and we expect capitalized software amortization expense to be relatively stable in the coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing
For the three and nine months ended January 31, 2020, sales and marketing expenses increased 17% and 7%, respectively, when compared to the same periods a year ago, primarily due to an increase in variable sales commission and headcount.
General and Administrative
For the three and nine months ended January 31, 2020, general and administrative expenses increased 21% and 16%, respectively, when compared to the same periods a year ago, primarily due to an increase in variable compensation and to a lesser extent audit, insurance and legal fees.
At January 31, 2020, the total number of employees was 428 compared to 434 at January 31, 2019.
Operating Income/(Loss)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Supply Chain Management	$6,693	$4,981	34%	$14,904	$12,021	24%
IT Consulting	43	244	(82)%	210	999	(79)%
Other*	(3,917)	(3,095)	27%	(10,655)	(8,757)	22%
Total Operating Income	$2,819	$2,130	32%	$4,459	$4,263	5%

*	Includes all corporate overhead and other common expenses.
Our SCM segment operating income increased by 34% and 24% in the three and nine months ended January 31, 2020, respectively, compared to the same periods in the prior year primarily due to an overall increase in revenues and improved gross margins.

Our IT Consulting segment operating income decreased by 82% and 79% for the three and nine months ended January 31, 2020, respectively, compared to same periods last year primarily due to decreased revenues and lower gross margins.

Our Other segment operating loss increased by 27% and 22% for the three and nine months ended January 31, 2020, respectively, when compared to the same periods in the prior year due to an increase in corporate expenses, primarily variable compensation.
Other Income
Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three and nine months ended January 31, 2020, the increase in other income is mainly due to unrealized gains on investments when compared to losses in the same periods last year. We recorded realized losses of approximately $0.1 million and $0.5 million and unrealized gains of approximately $0.8 million and $1.5 million for the three and nine months ended January 31, 2020, respectively, from our trading securities portfolio. We recorded realized losses of approximately $0.2 million and $0.4 million and unrealized gains of approximately $0.2 million and $43,000 the three and nine months ended January 31, 2019 respectively, from our trading securities portfolio.

For the three and nine months ended January 31, 2020, our investments generated an annualized yield of approximately 1.47% and 1.78%, respectively, compared to approximately 1.33% and 1.38% for the three and nine months ended January 31, 2019, respectively.
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
During the three and nine months ended January 31, 2020, we recorded an income tax expense of $511,000 and $477,000, respectively, primarily due to discrete stock compensation benefits of $0.1 million and $0.6 million respectively, net of normal income tax expense from operations. During the three and nine months ended January 31, 2019, we recorded income tax expense of $356,000 and $424,000 respectively, primarily due to discrete stock compensation benefits of $26,000 and $0.3 million respectively, net of normal income tax expense from operations. Before adjusting for these discrete tax benefits, our effective tax rate would have been 18.4% and 17.0%, respectively, in the three and nine months ended January 31, 2020 compared to our effective tax rate of 14.3% and 13.7% in the three and nine months ended January 31, 2019. In addition, research and development and foreign tax credits reduced our effective tax rate by 6.5% and 1.2%, respectively, in the nine months ended January 31, 2020, compared to reductions of 7.5% and 2.7%, respectively, in the nine months ended January 31, 2019.
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
The following table shows information about our cash flows and liquidity positions during the nine months ended January 31, 2020 and 2019. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2019.

	Nine Months Ended January 31, (in thousands)
	2020	2019
Net cash provided by operating activities	$13,112	$13,608
Net cash used in investing activities	(3,036)	(5,176)
Net cash used in financing activities	(2,555)	(6,168)
Net change in cash and cash equivalents	$7,521	$2,264
For the nine months ended January 31, 2020, the net decrease in cash provided by operating activities when compared to the same period last year was due primarily to the following: (1) an increase in purchases of trading securities, (2) a relative increase in customer accounts receivables caused by the timing of closing customer sales and related collections, (3) a relative increase in prepaid expenses when compared to a decrease in the same period last year due to the timing of purchases, (4) higher gains on investments compared to a loss in the same period last year and (5) an increase in deferred income tax.
This decrease in cash provided by operating activities was partially offset by: (1) higher proceeds from the maturity and sales of trading securities, (2) a relative increase in accounts payable and other accruals compared to a relative decrease in the same period last year due to timing of payments, (3) a relative increase in deferred revenue due to timing of revenue recognition, (4) an increase in net earnings, (5) an increase in depreciation and amortization and (6) an increase in stock-based compensation expense.
The decrease in cash used in investing activities when compared to the same period in the prior year was mainly due to decreases in capitalized computer software development costs and purchases of property and equipment.
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

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of January 31, (in thousands)
	2020	2019
Cash and cash equivalents	$68,809	$55,058
Short and long-term investments	27,478	29,105
Total cash and short and long-term investments	$96,287	$84,163

Net increase/(decrease) in total cash and investments (nine months ended January 31)	$7,805	$(5,863)
Our total activities used less cash and investments during the nine months ended January 31, 2020, when compared to the prior year period, in the course of normal business operations.
Days Sales Outstanding in accounts receivable were 70 days as of January 31, 2020, compared to 78 days as of January 31, 2019. This decrease is primarily due to the timing of billings and cash collections. Our current ratio on January 31, 2020 was 2.6 to 1 and on January 31, 2019 was 2.7 to 1.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $96.3 million in cash and investments with no debt as of January 31, 2020, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through January 31, 2020, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of January 31, 2020, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have based the foregoing discussion and analysis of financial condition and results of operations on our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report for fiscal 2019, describes the significant accounting policies that we have used in preparing our Condensed Consolidated Financial Statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
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
Foreign Currency. In the three and nine months ended January 31, 2020, we generated approximately 19% and 20% of our revenues outside the United States. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S. dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $0.1 million and $0.4 million for the three and nine months ended January 31, 2020 compared to an exchange rate loss of approximately $21,000 and $0.4 million for the same periods in the prior year. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $0.4 million and $0.5 million exchange rate gain or loss for the three and nine months ended January 31, 2020. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of January 31, 2020 was approximately $91.8 million compared to $78.3 million as of January 31, 2019.
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

AMERICAN SOFTWARE, INC.

Date: March 6, 2020	By:	/s/ James C. Edenfield
James C. Edenfield Executive Chairman, Treasurer and Director (Principal Executive Officer)

Date: March 6, 2020	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: March 6, 2020	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer