Form 10-Q
period 2020-07-31
AMERICAN SOFTWARE INC
filed 2020-09-04
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 0-12456
_________________
AMERICAN SOFTWARE, INC.
(Exact name of registrant as specified in its charter)
_________________

Georgia			58-1098795
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification Number)

470 East Paces Ferry Road, N.E.	Atlanta	Georgia	30305
(Address of principal executive offices)			(Zip Code)
(404) 261-4381
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AMSWA	NASDAQ Global Select Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 31, 2020
Class A Common Stock, $.10 par value	30,658,764 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended July 31, 2020

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	July 31, 2020	April 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$79,766	$79,814
Investments	12,727	14,161
Trade accounts receivable, less allowance for doubtful accounts of $259 at July 31, 2020 and $264 at April 30, 2020:
Billed	24,443	22,582
Unbilled	2,018	2,425
Prepaid expenses and other current assets	6,293	6,684
Total current assets	125,247	125,666
Investments—noncurrent	526	701
Property and equipment, net of accumulated depreciation of $30,110 at July 31, 2020 and $29,959 at April 30, 2020	3,340	3,373
Capitalized software, net of accumulated amortization of $35,829 at July 31, 2020 and $34,611 at April 30, 2020	7,389	8,362
Goodwill	25,888	25,888
Other intangibles, net of accumulated amortization of $12,556 at July 31, 2020 and $12,243 at April 30, 2020	821	1,132
Lease right of use assets	1,920	2,053
Deferred sales commissions—noncurrent	1,980	2,177
Other assets	2,009	1,941
Total assets	$169,120	$171,293
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,005	$1,643
Accrued compensation and related costs	4,126	6,635
Dividends payable	3,571	3,547
Operating lease obligations	782	763
Other current liabilities	1,002	643
Deferred revenue	32,488	34,227
Total current liabilities	43,974	47,458
Deferred income taxes	2,958	2,897
Long-term operating lease obligations	1,265	1,424
Other long-term liabilities	109	92
Total liabilities	48,306	51,871
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 35,231,396 (30,642,764, net) shares issued and outstanding respectively at July 31, 2020 and 35,000,649 (30,412,017, net) shares issued and outstanding respectively at April 30, 2020	3,523	3,500
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at July 31, 2020 and April 30, 2020; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	153,218	150,312
Retained deficit	(10,550)	(9,013)
Class A treasury stock, 4,588,632 shares at July 31, 2020 and April 30, 2020, at cost	(25,559)	(25,559)
Total shareholders’ equity	120,814	119,422
Commitments and contingencies
Total liabilities and shareholders’ equity	$169,120	$171,293
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2020	2019
Revenues:
Subscription fees	$6,363	$4,458
License	787	1,778
Professional services and other	9,814	10,137
Maintenance	10,314	11,010
Total revenues	27,278	27,383
Cost of revenues:
Subscription fees	2,759	2,125
License	675	1,380
Professional services and other	7,830	7,405
Maintenance	1,773	1,851
Total cost of revenues	13,037	12,761
Gross margin	14,241	14,622
Research and development	4,095	3,328
Sales and marketing	4,744	5,579
General and administrative	4,464	4,821
Amortization of acquisition-related intangibles	53	97
Total operating expenses	13,356	13,825
Operating income	885	797
Other income:
Interest income	126	475
Other, net	1,206	50
Earnings before income taxes	2,217	1,322
Income tax expense	183	170
Net earnings	$2,034	$1,152
Earnings per common share (a):
Basic	$0.06	$0.04
Diluted	$0.06	$0.04
Cash dividends declared per common share	$0.11	$0.11
Shares used in the calculation of earnings per common share:
Basic	32,339	31,270
Diluted	32,932	31,951
______________
(a)Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.06 and $0.04 for the three months ended July 31, 2020 and 2019. See Note E to the Condensed Consolidated Financial Statements.
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Three Months Ended July 31, 2019	Shares	Amount	Shares	Amount

Balance at April 30, 2019	33,979,739	3,398	1,821,587	182	138,315	(1,729)	(25,559)	114,607
Proceeds from stock options exercised	151,500	15	—	—	1,437	—	—	1,452
Stock-based compensation	—	—	—	—	443	—	—	443
Net earnings	—	—	—	—	—	1,152	—	1,152
Dividends declared*	—	—	—	—	—	(3,451)	—	(3,451)
Balance at July 31, 2019	34,131,239	3,413	1,821,587	182	140,195	(4,028)	(25,559)	114,203
For the Three Months Ended July 31, 2020
Balance at April 30, 2020	35,000,649	3,500	1,821,587	182	150,312	(9,013)	(25,559)	119,422
Proceeds from stock options exercised	230,747	23	—	—	2,360	—	—	2,383
Stock-based compensation	—	—	—	—	546	—	—	546
Net earnings	—	—	—	—	—	2,034	—	2,034
Dividends declared	—	—	—	—	—	(3,571)	—	(3,571)
Balance at July 31, 2020	35,231,396	3,523	1,821,587	182	153,218	(10,550)	(25,559)	120,814
*Amounts adjusted for rounding

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$2,034	$1,152
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,680	2,245
Stock-based compensation expense	546	443
Net gain on investments	(875)	(63)
Deferred income taxes	61	(157)
Changes in operating assets and liabilities:
Purchases of trading securities	(261)	(8,739)
Proceeds from maturities and sales of trading securities	2,745	10,727
Accounts receivable, net	(1,455)	(207)
Prepaid expenses and other assets	521	(171)
Accounts payable and other liabilities	(1,778)	160
Deferred revenue	(1,739)	(579)
Net cash provided by operating activities	1,479	4,811
Cash flows from investing activities:
Capitalized computer software development costs	(245)	(1,285)
Purchases of property and equipment, net of disposals	(118)	(110)
Net cash used in investing activities	(363)	(1,395)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,383	1,452
Dividends paid	(3,547)	(3,434)
Net cash used in financing activities	(1,164)	(1,982)
Net change in cash and cash equivalents	(48)	1,434
Cash and cash equivalents at beginning of period	79,814	61,288
Cash and cash equivalents at end of period	$79,766	$62,722

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$—	$105
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,571	$3,451
See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
July 31, 2020
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these Condensed Consolidated Financial Statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at July 31, 2020, results of operations for the three months ended July 31, 2020 and 2019, consolidated statements of shareholders’ equity for the three months ended July 31, 2020 and 2019 and cash flows for the three months ended July 31, 2020 and 2019. The Company’s results for the three months ended July 31, 2020 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2020. The terms “fiscal 2021” and “fiscal 2020” refer to our fiscal years ending April 30, 2021 and 2020, respectively.
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for fiscal 2020 contained in the Annual Report describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/reserves and allowances. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Software, Inc. (“American Software”) and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017–04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill to eliminate Step 2 from the goodwill impairment test. In addition, it eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. ASU 2017–04 is effective for the Company’s fiscal year beginning May 1, 2020. The new guidance is required to be applied on a prospective basis. The adoption of ASU 2017–04 did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (A Consensus of the FASB Emerging Issues Task Force). ASU 2018-15 provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract. The new guidance amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs following the internal-use software capitalization criteria within Accounting Standards Codification ("ASC") Subtopic 350-40.

We adopted ASU 2018-15 on May 1, 2020, applying the guidance prospectively and the adoption of this standard did not have an impact on our consolidated financial statements. We have not historically capitalized implementation costs associated with cloud computing arrangements that are service contracts following the guidance in Subtopic 350-40, but we will do so pursuant to the clarifications provided in the new guidance on a go forward basis.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. This guidance is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted.

On May 1, 2020, we adopted ASU 2016-13 using the modified retrospective method applied for all financial assets measured at amortized cost. In estimating the allowance for credit losses, we considered the age of the accounts receivable, our historical write-offs, and the historical creditworthiness of the customer, among other factors. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. We also analyzed future expected credit losses given ever present changes to future risks in projected economic conditions and future risks of customer collection. The net impact of the adoption of ASU 2016-13 was immaterial on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company beginning May 1, 2021 and would require us to recognize a cumulative effect adjustment to the opening balance of reinvested earnings, if applicable. We do not expect our adoption of this guidance to have a material impact on our consolidated financial statements.

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

        Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our customers, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the customer is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was approximately $0 for the three months ended July 31, 2020, respectively and approximately $0.4 million for the three months ended July 31, 2019, respectively.
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
We use judgment in determining the SSP for products and services. For substantially all performance obligations except on-premise licenses, we are able to establish SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Our on-premise licenses have not historically been sold on a standalone basis, as the vast majority of all customers elect to purchase on-premise license maintenance and support contracts at the time of a on-premise license purchase. We are unable to establish the SSP for our on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for a on-premise license included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to on-premise license revenues. Maintenance and support contracts are generally priced as a percentage of the net fees paid by the customer to access the on-premise license.
        Contract Balances. Timing of invoicing to customers may differ from timing of revenue recognition and these timing differences result in unbilled accounts receivables or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. Fees for our software licenses are generally due within 30 days of contract execution. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our customers. SaaS solutions and maintenance are typically billed in advance on a monthly, quarterly, or annual basis. Services are typically billed as performed. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include significant financing component. The primary purpose of our invoicing terms is to provide customers with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we are applying the practical expedient to exclude any financing component from consideration for any contracts with payment terms of one year or less since we rarely offer terms extending beyond one year. The consideration in our customer contracts is fixed.
We have an unconditional right to consideration for all goods and services transferred to our customers. That unconditional right to consideration is reflected in billed and unbilled accounts receivable in the accompanying consolidated balance sheets in accordance with ASC Topic 606.

Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice customers for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the three months ended July 31, 2020, we recognized $14.7 million of revenue that was included in the deferred revenue balance as of April 30, 2020.

	July 31, 2020	April 30, 2020
	(in thousands)

Deferred revenue, current	32,488	34,227
Deferred revenue, long-term	—	—
Total deferred revenue	$32,488	$34,227
        Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of July 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $75.0 million. The Company expects to recognize revenue on approximately two-thirds of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
        Disaggregated Revenue. The Company disaggregates revenue from contracts with customers by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended July 31,
	2020	2019
	(in thousands)
Revenues:
Domestic	$23,140	$21,411
International	4,138	5,972
	$27,278	$27,383

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
        Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and deferred sales commissions—noncurrent, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at July 31, 2020 and April 30, 2020 were $3.2 million and $3.5 million, respectively. Amortization of sales commissions was $0.4 million for the three months ended July 31, 2020 which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
C. Leases

The Company’s operating leases are primarily related to facility leases for administration and sales. The operating leases have terms ranging from three to five years. While each of the leases includes renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company does not have any finance leases.

Balance sheet information related to operating leases is as follows (in thousands):

July 31, 2020
Assets
Right of use assets	$1,920

Liabilities
Current lease liabilities	782
Long-term lease liabilities	1,265
Total liabilities	$2,047

Lease cost information related to operating leases is as follows (in thousands):

Three Months Ended July 31, 2020
Lease cost
Operating lease cost	$194
Short-term lease cost	158
Variable lease cost	69
Total lease cost	$421
Lease costs are primarily included in "Sales and marketing" and "General and administrative" expenses in the Company’s Condensed Consolidated Statements of Operations.
The impact of the Company's leases on Condensed Consolidated Statement of Cash Flows is presented in the operating activities section, which mainly consisted of cash paid for operating lease liabilities of approximately $0.4 million during the three months ended July 31, 2020. On May 1, 2020, the Company extended the lease between John J. Flatley Company, and Logility, Inc., an additional two years for the office building located in New Hampshire ending on April 30, 2022.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

July 31, 2020
Weighted average remaining lease term	3.0 years
Weighted average discount rate	3.4%

The following table summarizes the maturity of the Company’s operating lease liabilities as of July 31, 2020 (in thousands):

FY2021	$596
FY2022	723
FY2023	463
FY2024	346
FY2025	20
Thereafter	—
Total operating lease payments	$2,148
Less imputed interest	(101)
Total operating lease liabilities	$2,047

The Company leases to other tenants a portion of its headquarters building that it owns in Atlanta, Georgia. The leases expire at various dates through October 2025. Lease income is included in "Other, net" in the Company’s Condensed Consolidated Statements of Operations and totaled approximately $0.1 million for the three months ended July 31, 2020. Lease payments to be received as of July 31, 2020 are as follows (in thousands):

FY2021	$123
FY2022	149
FY2023	96
FY2024	98
FY2025	100
Thereafter	50
Total	$616

D. Declaration of Dividend Payable
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2020		Three Months Ended July 31, 2019
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.11	$0.11
Undistributed losses	(0.05)	(0.05)	(0.07)	(0.07)
Total	$0.06	$0.06	$0.04	$0.04
Distributed earnings	$3,370	$201	$3,245	$206
Undistributed losses	(1,450)	(87)	(2,163)	(136)
Total	$1,920	$114	$1,082	$70
Basic weighted average common shares outstanding	30,517	1,822	29,448	1,822
Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended July 31, 2020

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$1,920	30,517	$0.06
Common Stock Equivalents	—	593	—
	1,920	31,110	0.06
Class B Common Share Conversion	114	1,822	—
Diluted EPS for Class A Common Shares	$2,034	32,932	$0.06
Three Months Ended July 31, 2019

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$1,082	29,448	$0.04
Common Stock Equivalents	—	681	—
	1,082	30,129	0.04
Class B Common Share Conversion	70	1,822	—
Diluted EPS for Class A Common Shares	$1,152	31,951	$0.04

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended July 31, 2020

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$114	1,822	$0.06
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	2	—	—
Diluted EPS for Class B Common Shares	$116	1,822	$0.06
Three Months Ended July 31, 2019

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$70	1,822	$0.04
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	3	—	—
Diluted EPS for Class B Common Shares	$73	1,822	$0.04
_______________
*Amounts adjusted for rounding

For the three months ended July 31, 2020, we excluded options to purchase 647,935 Class A Common Shares, respectively, and for the three months ended July 31, 2019, we excluded options to purchase 577,217 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2020, we had a total of 3,959,903 options outstanding and as of July 31, 2019, we had a total of 3,873,560 options outstanding.
F. Stock-Based Compensation
During the three months ended July 31, 2020 and 2019, we granted options for 535,000 and 47,000 shares of Class A common stock, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The forfeiture rates are estimated using historical data. We recorded stock option compensation cost of approximately $0.5 million and $0.4 million and income tax benefits of approximately $234,000 and $62,000 from option exercises during the three months ended July 31, 2020 and 2019, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

During the three months ended July 31, 2020 and 2019, we issued 230,747 and 151,500 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2020 and 2019 based on market value at the exercise dates was approximately $1.4 million and $0.6 million, respectively. As of July 31, 2020, unrecognized compensation cost related to unvested stock option awards approximated $6.8 million, which we expect to recognize over a weighted average period of 1.94 years.
G. Fair Value of Financial Instruments
We measure our investments based on a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. A number of factors affect market price observability, including the type of asset or liability and its characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:
•Level 1—Quoted prices for identical instruments in active markets.
•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
•Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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
The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2020 and April 30, 2020, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	July 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$73,532	$—	$—	$73,532
Marketable securities	11,818	1,435	—	13,253
Total	$85,350	$1,435	$—	$86,785

	April 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	75,256	—	—	75,256
Marketable securities	11,758	3,104	—	14,862
Total	87,014	3,104	—	90,118
H. Stock Repurchases

On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, we have repurchased 1,053,679 shares of Class A common stock at a cost of approximately $6.2 million, which had no impact on fiscal 2021. As of July 31, 2020, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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

In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2020 and 2019 (in thousands):

	Three Months Ended July 31,
	2020	2019
Revenues:
Supply Chain Management	$21,736	$22,347
IT Consulting	5,026	4,378
Other	516	658
	$27,278	$27,383
Operating income (loss):
Supply Chain Management	$4,105	$3,851
IT Consulting	106	178
Other	(3,326)	(3,232)
	$885	$797
Capital expenditures:
Supply Chain Management	$39	$31
IT Consulting	—	—
Other	79	79
	$118	$110
Capitalized software:
Supply Chain Management	$245	$1,285
IT Consulting	—	—
Other	—	—
	$245	$1,285
Depreciation and amortization:
Supply Chain Management	$1,586	$2,151
IT Consulting	1	2
Other	93	92
	$1,680	$2,245
Earnings (loss) before income taxes:
Supply Chain Management	$4,376	$4,036
IT Consulting	104	178
Other	(2,263)	(2,892)
	$2,217	$1,322

K. Major Customers
No single customer accounted for more than 10% of total revenues for the three months ended July 31, 2020 and 2019.

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
M. Subsequent Event
On August 20, 2020, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on December 4, 2020 to Class A and Class B shareholders of record at the close of business on November 20, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive” “will,” “seek,” “estimate,” “believe,” “expect,” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements we make herein are pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:
•results of operations;
•liquidity, cash flow and capital expenditures;
•demand for and pricing of our products and services;
•cloud services annual contract value (“ACV”);
•viability and effectiveness of strategic alliances;
•industry conditions and market conditions;
•acquisition activities and the effect of completed acquisitions; and
•general economic conditions.
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
In June 2020, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2020. The update noted that, “Global growth is projected at –4.9 percent in 2020, 1.9 percentage points below the April 2020 World Economic Outlook (WEO) forecast. The COVID-19 pandemic has had a more negative impact on activity in the first half of 2020 than anticipated, and the recovery is projected to be more gradual than previously forecast. In 2021 global growth is projected at 5.4 percent. Overall, this would leave 2021 GDP some 6½ percentage points lower than in the pre-COVID-19 projections of January 2020. The adverse impact on low-income households is particularly acute, imperiling the significant progress made in reducing extreme poverty in the world since the 1990s."
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

        Our primary operating units under our SCM segment include Logility, Inc., New Generation Computing, Inc. (“NGC”) and Demand Management, Inc. (“DMI”). Logility and NGC are wholly-owned subsidiaries of American Software; DMI is a wholly-owned subsidiary of Logility. In addition to our core SCM software business, we also offer technology staffing and consulting services through our wholly-owned subsidiary, The Proven Method, Inc., in the IT Consulting segment. The Other segment consists of software and services provided to our legacy enterprise resource planning (“ERP”) customers, as well as corporate overhead and other common expenses.
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
We currently view the following factors as the primary opportunities and risks associated with our business:
•Acquisition Opportunities. There are opportunities for selective acquisitions or investments to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets.

•Dependence on Capital Spending Patterns. There is risk associated with our dependence on the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control.
•Acquisition Risks. There are risks associated with acquisitions of complementary companies, products and technologies, including the risks that we will not achieve the financial and strategic goals that we contemplate at the time of the transaction. More specifically, in any acquisition we will face risks and challenges associated with the uncertain value of the acquired business or assets, the difficulty of assimilating operations and personnel, integrating acquired technologies and products and maintaining the loyalty of the customers of the acquired business.
•Competitive Technologies. There is a risk that our competitors may develop technologies that are substantially equivalent or superior to our technology.
•Competition in General. There are risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; for example, some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.
A discussion of a number of additional risk factors associated with our business is included in our Annual Report for fiscal 2020. Additional information and other factors that could affect future financial results may be included, from time to time, in our filings with the Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note A in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2020 and 2019:

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2020	2019	2020 vs. 2019
Revenues:
Subscription fees	23%	16%	43%
License	3%	7%	(56)%
Professional services and other	36%	37%	(3)%
Maintenance	38%	40%	(6)%
Total revenues	100%	100%	—%
Cost of revenues:
Subscription fees	10%	8%	30%
License	2%	5%	(51)%
Professional services and other	29%	27%	6%
Maintenance	6%	7%	(4)%
Total cost of revenues	47%	47%	2%
Gross margin	53%	53%	(3)%
Research and development	15%	12%	23%
Sales and marketing	17%	20%	(15)%
General and administrative	16%	18%	(7)%
Amortization of acquisition-related intangibles	—%	—%	(45)%
Total operating expenses	48%	50%	(3)%
Operating income	5%	3%	11%
Other income:
Interest income	—%	2%	(73)%
Other, net	4%	—%	nm
Earnings before income taxes	9%	5%	68%
Income tax expense	1%	1%	8%
Net earnings	8%	4%	77%
nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019
REVENUES

	Three Months Ended July 31,
				% of Total Revenue
	2020	2019	% Change	2020	2019
	(in thousands)
Subscription fees	$6,363	$4,458	43%	23%	16%
License	$787	1,778	(56)%	3%	7%
Professional services and other	9,814	10,137	(3)%	36%	37%
Maintenance	10,314	11,010	(6)%	38%	40%
Total revenues	$27,278	$27,383	—%	100%	100%
For the three months ended July 31, 2020 compared to July 31, 2019 revenues stayed flat attributable primarily to a 43% increase in subscription fees, that were partially offset by a 56% decrease in license revenues, a 6% decrease in maintenance revenues and a 3% decrease professional services and other revenues in when compared to the same period last year.
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
International revenues represented approximately 15% of total revenues in the three months ended July 31, 2020 compared to 22% for the same period in the prior year. Our revenues, particularly our international revenues, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenues from a relatively small number of customers in a given period.
Subscription Fees

	Three Months Ended July 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$6,363	$4,458	43%
Total subscription fees revenues	$6,363	$4,458	43%
For the three months ended July 31, 2020, subscription fees revenues increased by 43% primarily due to an increase in the number of contracts, contracts with a higher cloud services ACV, as well as an increase in multi-year contracts. This is evidence of our successful transition to the cloud subscription model.
License Revenues

	Three Months Ended July 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$787	$1,707	(54)%
Other	—	71	(100)%
Total license revenues	$787	$1,778	(56)%
For the three months ended July 31, 2020, license fee revenues decreased 56% when compared to the same period in the prior year. In the three months ended July 31, 2020, license fee revenues from our SCM segment decreased 54% when compared to the corresponding period in the prior year. The majority of our current license fee revenue is generated from additional users and expanded scope from our existing customers. For the three months ended July 31, 2020 and 2019, our SCM segment constituted approximately 100% and 96% of total license fee revenues, respectively. Our Other segment license fee revenues decreased by 100% for the three months ended July 31, 2020 when compared to the same period in the prior year primarily due to timing of sales to our existing ERP customers.

        The direct sales channel provided approximately 84% of license fee revenues for the three months ended July 31, 2020, compared to approximately 95% in the comparable period last year. For the three months ended July 31, 2020, our margins after commissions on direct sales were approximately 85%, compared to 93% in the comparable period last year. The decrease in margins is due to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended July 31, 2020 and 2019, our margins after commissions on indirect sales were approximately 53% and 54%, respectively. The indirect channel margins for the fiscal year decreased compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Professional Services and Other Revenues

	Three Months Ended July 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$4,575	$5,492	(17)%
IT Consulting	5,026	4,378	15%
Other	213	267	(20)%
Total professional services and other revenues	$9,814	$10,137	(3)%

        For the three months ended July 31, 2020, professional services and other revenues decreased by 3%, due to the decreased professional services and other revenues from our Other and SCM segments. This decrease was partially offset by an increase in professional services and other revenues from our IT Consulting segment. For the three months ended July 31, 2020, our Other segment’s revenues decreased 20% due to a decrease in license fee sales when compared to the same period last year. For the three months ended July 31, 2020, our SCM segment’s revenues decreased 17%, primarily due to a slower ramp up of implementation project work due to lower subscription and license fee sales in recent periods. For the three months ended July 31, 2020, our IT Consulting segment’s revenues increased 15% when compared to the same period in the prior year due to a increase in project work from existing customers. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license and subscription revenues by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenues

	Three Months Ended July 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$10,011	$10,691	(6)%
Other	303	319	(5)%
Total maintenance revenues	$10,314	$11,010	(6)%

For the three months ended July 31, 2020, maintenance revenues decreased 6%, respectively when compared to the same period in the prior year. Our SCM maintenance revenue decreased 6% for the three months ended July 31, 2020, respectively, when compared to the same period last year due to normal customer attrition. The SCM segment accounted for 97% of total maintenance revenues for the three months ended July 31, 2020 and for the same periods in the prior year.

Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since licenses are the source of maintenance customers.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended July 31,
	2020	%	2019	%
Gross margin on subscription fees	$3,604	57%	$2,333	52%
Gross margin on license fees	112	14%	398	22%
Gross margin on professional services and other	1,984	20%	2,732	27%
Gross margin on maintenance	8,541	83%	9,159	83%
Total gross margin	$14,241	53%	$14,622	53%
        For the three months ended July 31, 2020, our total gross margin percentages remained flat when compared to the same period in the prior year primarily due to our higher margins on subscription fees, partially offset by license fee revenue and professional services and other revenue.
Gross Margin on Subscription Fees
        For the three months ended July 31, 2020, our gross margin percentage on subscription fees revenues increased from 52% to 57% when compared to the same period in the prior year, primarily due to the portfolio shift from license fee to subscription revenue.
Gross Margin on License Fees
        License fee gross margin percentage for the three months ended July 31, 2020 decreased, when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenues decreased to 20% for the three months ended July 31, 2020 from 27% for the three months ended July 31, 2019. This decrease was primarily due to lower gross margins in our SCM segment services of 23% and 31% for the three months ended July 31, 2020 and 2019, respectively due to lower billing utilization, an increase in vacations and customers delaying project start dates compared to the same period in the prior year. Our Other segment professional services gross margin decreased to 43% from 54% for the three months ended July 31, 2020 and 2019, respectively, due to lower margin projects year to date. Our IT Consulting segment professional services gross margin decreased to 17% from 21% for the three months ended July 31, 2020 and 2019, respectively, due to lower margin projects in the current quarter. Professional services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.
Gross Margin on Maintenance
        Maintenance gross margin percentage remained flat at 83% for the three months ended July 31, 2020 and July 31, 2019. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended July 31,
	2020	2019	% of Revenues
			2020	2019
	(in thousands)
Research and development	$4,095	$3,328	15%	12%
Sales and marketing	$4,744	$5,579	17%	20%
General and administrative	$4,464	$4,821	16%	18%
Amortization of acquisition-related intangible assets	$53	$97	—%	—%
Other income, net	$1,332	$525	4%	2%
Income tax expense	$183	$170	1%	1%
Research and Development
Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended July 31,
	2020	2019	% Change
	(in thousands)
Total capitalized computer software development costs	$245	$1,285	(81)%
Percentage of gross product research and development costs	6%	28%
Total research and development expense	$4,095	$3,328	23%
Percentage of total revenues	15%	12%
Total gross product research and development expense and capitalized computer software development costs	$4,340	$4,613	(6)%
Percentage of total revenues	16%	17%
Total amortization of capitalized computer software development costs *	$1,218	$1,487	(18)%
*Included in cost of license fees and subscription fees.
        For the three months ended July 31, 2020, gross product research and development costs decreased 6% when compared to the same period in the previous year, primarily due to a decrease in the use of third party contractors and personnel costs. We expect capitalized product development costs to decrease due to timing of projects and we expect capitalized software amortization expense to be relatively stable in the coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing
        For the three months ended July 31, 2020, sales and marketing expenses decreased 15%, when compared to the same period a year ago, primarily due to a decrease in trade shows, sales meetings and travel due to the COVID-19 pandemic, partially offset by an increase in headcount, variable sales commissions and third-party contractors.
General and Administrative
        For the three months ended July 31, 2020, general and administrative expenses decreased 7%, when compared to the same period a year ago, primarily due to a decrease in variable compensation, personnel costs and legal fees.
At July 31, 2020, the total number of employees was 437 compared to 415 at July 31, 2019.

Operating Income/(Loss)

	Three Months Ended July 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$4,105	$3,851	7%
IT Consulting	106	178	(40)%
Other*	(3,326)	(3,232)	3%
Total Operating Income	$885	$797	11%
* Includes all corporate overhead and other common expenses.
        Our SCM segment operating income increased by 7% in the three months ended July 31, 2020, compared to the same period in the prior year primarily due to improved gross margins.

        Our IT Consulting segment operating income decreased by 40% for the three months ended July 31, 2020, compared to same period last year primarily due to decreased revenues and lower gross margins.

        Our Other segment operating loss increased by 3% for the three months ended July 31, 2020, when compared to the same period in the prior year due to an increase in corporate expenses.
Other Income
        Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended July 31, 2020, the increase in other income is mainly due to unrealized gains on investments when compared to losses in the same period last year. We recorded unrealized gains of approximately $0.9 million for the three months ended July 31, 2020 from our trading securities portfolio. We recorded realized losses of approximately $0.3 million and unrealized gains of approximately $0.3 million for the three months ended July 31, 2019 from our trading securities portfolio.

        For the three months ended July 31, 2020, our investments generated an annualized yield of approximately 2.03%, compared to approximately 1.41% for the three months ended July 31, 2019, respectively.
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

During the three months ended July 31, 2020, we recorded an income tax expense of $183,000, primarily due to discrete stock compensation benefits of $234,000, net of normal income tax expense from operations. During the three months ended July 31, 2019, we recorded an income tax expense of $170,000, primarily due to discrete stock compensation benefits of $61,000, net of normal income tax expense from operations. Before adjusting for these discrete tax benefits, our effective tax rate would have been 18.7% in the three months ended July 31, 2020 compared to our effective tax rate of 17.1% in the three months ended July 31, 2019. In addition, research and development and foreign tax credits reduced our effective tax rate by 6.0% and 0.8%, respectively, in the three months ended July 31, 2020, compared to reductions of 6.3% and 1.2%, respectively, in the three months ended July 31, 2019.
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
The following table shows information about our cash flows and liquidity positions during the three months ended July 31, 2020 and 2019. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2020.

	Three Months Ended July 31, (in thousands)
	2020	2019
Net cash provided by operating activities	$1,479	$4,811
Net cash used in investing activities	(363)	(1,395)
Net cash used in financing activities	(1,164)	(1,982)
Net change in cash and cash equivalents	$(48)	$1,434
For the three months ended July 31, 2020, the net decrease in cash provided by operating activities when compared to the same period last year was due primarily to the following: (1) lower proceeds from the maturity and sales of trading securities, (2) a relative decrease in accounts payable and other accruals compared to a relative increase in the same period last year due to timing of payments, (3) a relative increase in customer accounts receivables caused by the timing of closing customer sales and related collections, (4) a relative decrease in deferred revenue due to timing of revenue recognition, (5) higher gains on investments than in prior year and (6) a decrease in depreciation and amortization.
This decrease in cash provided by operating activities was partially offset by: (1) a decrease in purchases of trading securities, (2) an increase in net earnings, (3) a relative decrease in prepaid expenses when compared to a increase in the same period last year due to the timing of purchases, (4) an increase in deferred income tax and (5) an increase in stock-based compensation expense.
The decrease in cash used in investing activities when compared to the same period in the prior year was mainly due to a decrease in capitalized computer software development costs, which was partially offset by an increase in purchases of property and equipment.
The decrease in cash used in financing activities compared to the prior year was due primarily to an increase in proceeds from exercise of stock options, which was partially offset by an increase in dividends paid.
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of July 31, (in thousands)
	2020	2019
Cash and cash equivalents	$79,766	$62,722
Short and long-term investments	13,253	25,270
Total cash and short and long-term investments	93,019	87,992
Net decrease in total cash and investments (three months ended July 31)	$(1,657)	$(490)
Our total activities used more cash and investments during the months ended July 31, 2020, when compared to the prior year period, in the course of normal business operations.
Days Sales Outstanding in accounts receivable were 88 days as of July 31, 2020, compared to 68 days as of July 31, 2019. This increase is primarily due to the timing of billings, cash collections and delays in customer payments due to the COVID-19 pandemic. Our current ratio on July 31, 2020 was 2.8 to 1 and on July 31, 2019 was 2.6 to 1.

Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $93.0 million in cash and investments with no debt as of July 31, 2020, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2020, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of July 31, 2020, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have based the foregoing discussion and analysis of financial condition and results of operations on our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report for fiscal 2020, describes the significant accounting policies that we have used in preparing our Condensed Consolidated Financial Statements. On an ongoing basis, we evaluate our estimates related to revenue/collectability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements.
        Revenue Recognition. The most critical judgements required in applying Topic 606 and our revenue recognition policy relate to the evaluation of the standalone selling price (SSP) for each performance obligation.
We use historical sales transaction data and judgments, among other factors, in determining the SSP for products and services. For substantially all performance obligations except on-premise licenses, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. SSP for our products and services can evolve over time due to changes in our pricing practices that are influenced by competition, changes in demand for our products and services, and economic factors, among others. Our on-premise licenses historically have not been sold on a standalone basis, as substantially all customers elect to purchase maintenance at the time of a on-premise license purchase. Maintenance are generally priced as a percentage of the net fees paid by the customer to access the on-premise license. We are unable to establish the SSP for our on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for a on-premise license included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to on-premise license revenues.

Item 3 Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In the three months ended July 31, 2020, we generated approximately 15% of our revenues outside the United States. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S. and New Zealand dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate gains of approximately $0.1 million for the three months ended July 31, 2020 compared to an exchange rate losses of approximately $0.1 million for the same period in the prior year. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $0.4 million exchange rate gain or loss for the three months ended July 31, 2020. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of July 31, 2020 was approximately $86.8 million compared to $85.0 million as of July 31, 2019.
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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report for fiscal 2020. There have been no material changes to the risk factors as previously disclosed in such Annual Report.

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
______________
(1)Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended October 31, 1990. (P) Filed in paper format.
(2)Incorporated by reference herein. Filed by the Company as Exhibit 3.1 to its Quarterly Report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: Sept 4, 2020	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: Sept 4, 2020	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: Sept 4, 2020	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer