Form 10-Q
period 2020-10-31
AMERICAN SOFTWARE INC
filed 2020-12-04
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 1, 2020
Class A Common Stock, $.10 par value	30,764,645 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended October 31, 2020

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	October 31, 2020	April 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$81,786	$79,814
Investments	12,357	14,161
Trade accounts receivable, less allowance for doubtful accounts of $372 at October 31, 2020 and $264 at April 30, 2020:
Billed	18,499	22,582
Unbilled	2,499	2,425
Prepaid expenses and other current assets	6,673	6,684
Total current assets	121,814	125,666
Investments—noncurrent	472	701
Property and equipment, net of accumulated depreciation of $30,269 at October 31, 2020 and $29,959 at April 30, 2020	3,225	3,373
Capitalized software, net of accumulated amortization of $36,871 at October 31, 2020 and $34,611 at April 30, 2020	6,473	8,362
Goodwill	25,888	25,888
Other intangibles, net of accumulated amortization of $12,867 at October 31, 2020 and $12,243 at April 30, 2020	509	1,132
Lease right of use assets	1,813	2,053
Deferred sales commissions—noncurrent	1,909	2,177
Other assets	1,899	1,941
Total assets	$164,002	$171,293
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,640	$1,643
Accrued compensation and related costs	3,139	6,635
Dividends payable	3,576	3,547
Operating lease obligations	797	763
Other current liabilities	790	643
Deferred revenue	31,206	34,227
Total current liabilities	41,148	47,458
Deferred income taxes	2,553	2,897
Long-term operating lease obligations	1,137	1,424
Other long-term liabilities	111	92
Total liabilities	44,949	51,871
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 35,277,846 (30,689,214, net) shares issued and outstanding respectively at October 31, 2020 and 35,000,649 (30,412,017, net) shares issued and outstanding respectively at April 30, 2020	3,528	3,500
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at October 31, 2020 and April 30, 2020; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	154,335	150,312
Retained deficit	(13,433)	(9,013)
Class A treasury stock, 4,588,632 shares at October 31, 2020 and April 30, 2020, at cost	(25,559)	(25,559)
Total shareholders’ equity	119,053	119,422
Commitments and contingencies
Total liabilities and shareholders’ equity	$164,002	$171,293
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Revenues:
Subscription fees	$6,966	$5,492	$13,329	$9,950
License	450	1,046	1,237	2,824
Professional services and other	10,242	10,826	20,056	20,963
Maintenance	10,223	10,846	20,537	21,856
Total revenues	27,881	28,210	55,159	55,593
Cost of revenues:
Subscription fees	2,946	2,610	5,705	4,735
License	553	1,007	1,228	2,387
Professional services and other	7,624	7,543	15,454	14,948
Maintenance	1,941	1,864	3,714	3,715
Total cost of revenues	13,064	13,024	26,101	25,785
Gross margin	14,817	15,186	29,058	29,808
Research and development	4,337	4,209	8,432	7,537
Sales and marketing	5,429	5,148	10,173	10,727
General and administrative	4,367	4,908	8,831	9,729
Amortization of acquisition-related intangibles	53	78	106	175
Total operating expenses	14,186	14,343	27,542	28,168
Operating income	631	843	1,516	1,640
Other income:
Interest income	97	400	223	875
Other, net	(139)	312	1,067	362
Earnings before income taxes	589	1,555	2,806	2,877
Income tax (benefit)/expense	(103)	(204)	80	(34)
Net earnings	$692	$1,759	$2,726	$2,911
Earnings per common share (a):
Basic	$0.02	$0.06	$0.08	$0.09
Diluted	$0.02	$0.05	$0.08	$0.09
Cash dividends declared per common share	$0.11	$0.11	$0.22	$0.22
Shares used in the calculation of earnings per common share:
Basic	32,489	31,609	32,414	31,440
Diluted	32,896	32,310	32,919	32,066
______________
(a)Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.02 and $0.06 for the three months ended October 31, 2020 and 2019 and $0.09 and $0.10 for the six months ended October 31, 2020 and 2019. See Note E to the Condensed Consolidated Financial Statements.
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Three Months Ended October 31, 2019	Shares	Amount	Shares	Amount

Balance at July 31, 2019	34,131,239	3,413	1,821,587	182	140,195	(4,028)	(25,559)	114,203
Proceeds from stock options exercised	499,443	50	—	—	4,856	—	—	4,906
Stock-based compensation	—	—	—	—	503	—	—	503
Net earnings	—	—	—	—	—	1,759	—	1,759
Dividends declared*	—	—	—	—	—	(3,505)	—	(3,505)
Balance at October 31, 2019	34,630,682	3,463	1,821,587	182	145,554	(5,774)	(25,559)	117,866
For the Three Months Ended October 31, 2020
Balance at July 31, 2020	35,231,396	3,523	1,821,587	182	153,218	(10,550)	(25,559)	120,814
Proceeds from stock options exercised	46,450	5	—	—	466	—	—	471
Stock-based compensation	—	—	—	—	651	—	—	651
Net earnings	—	—	—	—	—	692	—	692
Dividends declared*	—	—	—	—	—	(3,575)	—	(3,575)
Balance at October 31, 2020	35,277,846	3,528	1,821,587	182	154,335	(13,433)	(25,559)	119,053
*Amounts adjusted for rounding

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Six Months Ended October 31, 2019	Shares	Amount	Shares	Amount

Balance at April 30, 2019	33,979,739	3,398	1,821,587	182	138,315	(1,729)	(25,559)	114,607
Proceeds from stock options exercised	650,943	65	—	—	6,293	—	—	6,358
Stock-based compensation	—	—	—	—	946	—	—	946
Net earnings	—	—	—	—	—	2,911	—	2,911
Dividends declared*	—	—	—	—	—	(6,956)	—	(6,956)
Balance at October 31, 2019	34,630,682	3,463	1,821,587	182	145,554	(5,774)	(25,559)	117,866
For the Six Months Ended October 31, 2020
Balance at April 30, 2020	35,000,649	3,500	1,821,587	182	150,312	(9,013)	(25,559)	119,422
Proceeds from stock options exercised	277,197	28	—	—	2,825	—	—	2,853
Stock-based compensation	—	—	—	—	1,198	—	—	1,198
Net earnings	—	—	—	—	—	2,726	—	2,726
Dividends declared*	—	—	—	—	—	(7,146)	—	(7,146)
Balance at October 31, 2020	35,277,846	3,528	1,821,587	182	154,335	(13,433)	(25,559)	119,053
*Amounts adjusted for rounding
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$2,726	$2,911
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,194	4,428
Stock-based compensation expense	1,198	946
Net gain on investments	(803)	(356)
Deferred income taxes	(344)	(131)
Changes in operating assets and liabilities:
Purchases of trading securities	(285)	(21,412)
Proceeds from maturities and sales of trading securities	3,119	16,975
Accounts receivable, net	4,009	2,180
Prepaid expenses and other assets	322	(1,160)
Accounts payable and other liabilities	(3,344)	389
Deferred revenue	(3,021)	(720)
Net cash provided by operating activities	6,771	4,050
Cash flows from investing activities:
Capitalized computer software development costs	(371)	(1,890)
Purchases of property and equipment, net of disposals	(163)	(238)
Net cash used in investing activities	(534)	(2,128)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,853	6,358
Dividends paid	(7,118)	(6,884)
Net cash used in financing activities	(4,265)	(526)
Net change in cash and cash equivalents	1,972	1,396
Cash and cash equivalents at beginning of period	79,814	61,288
Cash and cash equivalents at end of period	$81,786	$62,684

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$205	$260
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,576	$3,505
See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
October 31, 2020
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these Condensed Consolidated Financial Statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at October 31, 2020, results of operations for the three and six months ended October 31, 2020 and 2019, consolidated statements of shareholders’ equity for the three and six months ended October 31, 2020 and 2019 and cash flows for the six months ended October 31, 2020 and 2019. The Company’s results for the three and six months ended October 31, 2020 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2020. The terms “fiscal 2021” and “fiscal 2020” refer to our fiscal years ending April 30, 2021 and 2020, respectively.
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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (A Consensus of the FASB Emerging Issues Task Force). ASU 2018-15 provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract. The new guidance amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs following the internal use software capitalization criteria within Accounting Standards Codification ("ASC") Subtopic 350-40.

We adopted ASU 2018-15 on May 1, 2020, applying the guidance prospectively, and the adoption of this standard did not have an impact on our consolidated financial statements. Historically we have not capitalized implementation costs associated with cloud computing arrangements that are service contracts following the guidance in Subtopic 350-40, but we will do so pursuant to the clarifications provided in the new guidance on a go forward basis.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective for the Company beginning May 1, 2021 and would require us to recognize a cumulative effect adjustment to the opening balance of reinvested earnings, if applicable. We do not expect our adoption of this guidance to have a material impact on our consolidated financial statements.
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
    The Company determines revenue recognition through the following steps:
Step 1 – Identification of the Contract with the Customer
Step 2 – Identification of Promised Goods and Services and Evaluation of Whether the Promised Goods and Services are Distinct Performance Obligations
Step 3 – Determination of the Transaction Price
Step 4 – Allocation of the Transaction Price to Distinct Performance Obligations
Step 5 – Attribution of Revenue for Each Distinct Performance Obligation
Nature of Products and Services
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
    Licenses. Our perpetual and term software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer.
    Our software licenses are sold with maintenance under which we provide customers with telephone consulting, product updates on a when and if available basis, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services.
    Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our customers, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the customer is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was approximately $12,000 and $16,000 for the three and six months ended October 31, 2020, respectively, and approximately $0.5 million and $0.9 million for the three and six months ended October 31, 2019, respectively.
    Maintenance. Revenue is derived from maintenance under which we provide customers with telephone consulting, product updates on a when and if available basis, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Maintenance for licenses is renewable, generally on an annual basis, at the option of the customer. Maintenance terms typically range from one to three years. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement since the Company is standing ready to provide a series of maintenance services that are substantially the same each period over the term; therefore, time is the best measure of progress.
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
    Significant Judgments. Many of our contracts include multiple performance obligations. Our products and services generally do not require a significant amount of integration or interdependency; therefore, our products and services are generally not combined. We allocate the transaction price for each contract to each performance obligation based on the relative standalone selling price ("SSP") for each performance obligation within each contract.
We use judgment in determining the SSP for products and services. For substantially all performance obligations except on-premise licenses, we are able to establish SSP based on the observable prices of products or services sold separately to similar customers in comparable circumstances. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Our on-premise licenses historically have not been sold on a standalone basis, as the vast majority of all customers elect to purchase on-premise license maintenance and support contracts at the time of an on-premise license purchase. We are unable to establish the SSP for our on-premise licenses based on observable prices, as the same products are sold for a broad range of prices (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for an on-premise license included in a contract with multiple performance obligations is determined by applying a residual approach, whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to on-premise license revenues. Maintenance and support contracts are generally priced as a percentage of the net fees paid by the customer to access the on-premise license.
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

Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice customers for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the three months ended October 31, 2020, we recognized $14.6 million of revenue that was included in the deferred revenue balance as of July 31, 2020. During the six months ended October 31, 2020, we recognized $25 million of revenue that was included in the deferred revenue balance as of April 30, 2020.

	October 31, 2020	April 30, 2020
	(in thousands)

Deferred revenue, current	31,206	34,227
Deferred revenue, long-term	—	—
Total deferred revenue	$31,206	$34,227
    Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of October 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $78.0 million. The Company expects to recognize revenue on approximately two-thirds of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
    Disaggregated Revenue. The Company disaggregates revenue from contracts with customers by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenues:
Domestic	$23,659	$22,763	$46,799	$44,174
International	4,222	5,447	8,360	11,419
	$27,881	$28,210	$55,159	$55,593

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
    Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and deferred sales commissions—noncurrent, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at October 31, 2020 and April 30, 2020 were $3.1 million and $3.5 million, respectively. Amortization of sales commissions was $0.5 million and $0.9 million for the three and six months ended October 31, 2020, respectively, which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
C. Leases

The Company’s operating leases are primarily related to facility leases for administration and sales. The operating leases have terms ranging from three to five years. While each of the leases includes renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company does not have any finance leases.

Balance sheet information related to operating leases is as follows (in thousands):

October 31, 2020
Assets
Right of use assets	$1,813

Liabilities
Current lease liabilities	797
Long-term lease liabilities	1,137
Total liabilities	$1,934

Lease cost information related to operating leases is as follows (in thousands):

	Three Months Ended October 31, 2020	Six Months Ended October 31, 2020
Lease cost
Operating lease cost	$197	$391
Short-term lease cost	161	319
Variable lease cost	76	145
Total lease cost	$434	$855
Lease costs are primarily included in "Sales and marketing" and "General and administrative" expenses in the Company’s Condensed Consolidated Statements of Operations.
The impact of the Company's leases on Condensed Consolidated Statement of Cash Flows is presented in the operating activities section, which mainly consisted of cash paid for operating lease liabilities of approximately $0.9 million during the six months ended October 31, 2020. On October 6, 2020, the Company extended the lease between Haymac LLC, and Logility, Inc., for an additional three years for the office building located in Massachusetts now ending on December 31, 2023.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

October 31, 2020
Weighted average remaining lease term	2.8 years
Weighted average discount rate	3.3%

The following table summarizes the maturity of the Company’s operating lease liabilities as of October 31, 2020 (in thousands):

FY2021	$407
FY2022	711
FY2023	486
FY2024	361
FY2025	20
Thereafter	—
Total operating lease payments	$1,985
Less imputed interest	(51)
Total operating lease liabilities	$1,934

The Company leases to other tenants a portion of its headquarters building that it owns in Atlanta, Georgia. The leases expire at various dates through October 2025. Lease income is included in "Other, net" in the Company’s Condensed Consolidated Statements of Operations and totaled approximately $79,000 and $150,000 for the three and six months ended October 31, 2020, respectively. Lease payments to be received as of October 31, 2020 are as follows (in thousands):

FY2021	$93
FY2022	149
FY2023	96
FY2024	98
FY2025	100
Thereafter	50
Total	$586
D. Declaration of Dividend Payable
On August 19, 2020, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on December 4, 2020 to Class A and Class B shareholders of record at the close of business on November 20, 2020.
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):
Basic earnings per common share:

	Three Months Ended October 31, 2020		Six Months Ended October 31, 2020
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.22	$0.22
Undistributed losses	(0.09)	(0.09)	(0.14)	(0.14)
Total	$0.02	$0.02	$0.08	$0.08
Distributed earnings	$3,375	$201	$6,745	$402
Undistributed losses	(2,722)	(162)	(4,172)	(249)
Total	$653	$39	$2,573	$153
Basic weighted average common shares outstanding	30,667	1,822	30,592	1,822

	Three Months Ended October 31, 2019		Six Months Ended October 31, 2019
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.22	$0.22
Undistributed losses	$(0.05)	$(0.05)	$(0.13)	$(0.13)
Total	$0.06	$0.06	$0.09	$0.09
Distributed earnings	$3,303	$202	$6,552	$403
Undistributed losses	$(1,645)	$(101)	$(3,810)	$(234)
Total	$1,658	$101	$2,742	$169
Basic weighted average common shares outstanding	$29,787	$1,822	$29,618	$1,822

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended October 31, 2020

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$653	30,667	$0.02
Common Stock Equivalents	—	407	—
	653	31,074	0.02
Class B Common Share Conversion	39	1,822	—
Diluted EPS for Class A Common Shares	$692	32,896	$0.02
Six Months Ended October 31, 2020

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,573	30,592	$0.08
Common Stock Equivalents	—	505	—
	2,573	31,097	0.08
Class B Common Share Conversion	153	1,822	—
Diluted EPS for Class A Common Shares	$2,726	32,919	$0.08
Three Months Ended October 31, 2019

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$1,658	29,787	$0.06
Common Stock Equivalents	—	701	—
	1,658	30,488	0.05
Class B Common Share Conversion	101	1,822	—
Diluted EPS for Class A Common Shares	$1,759	32,310	$0.05
Six Months Ended October 31, 2019

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,742	29,618	$0.09
Common Stock Equivalents	—	626	—
	2,742	30,244	0.09
Class B Common Share Conversion	169	1,822	—
Diluted EPS for Class A Common Shares	$2,911	32,066	$0.09

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended October 31, 2020

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$39	1,822	$0.02
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	2	—	—
Diluted EPS for Class B Common Shares	$41	1,822	$0.02
Six Months Ended October 31, 2020

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$153	$1,822	$0.08
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	4	—	—
Diluted EPS for Class B Common Shares	$157	$1,822	$0.09
Three Months Ended October 31, 2019

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$101	$1,822	$0.06
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	3	—	—
Diluted EPS for Class B Common Shares	$104	$1,822	$0.06

Six Months Ended October 31, 2019

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$169	$1,822	$0.09
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	6	—	—
Diluted EPS for Class B Common Shares	$175	$1,822	$0.10
_______________
*Amounts adjusted for rounding

For the three months and six months ended October 31, 2020, we excluded options to purchase 1,842,587 and 1,426,760 Class A Common Shares, respectively, and for the three months and six months ended October 31, 2019, we excluded options to purchase 12,174 and 330,620 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2020, we had a total of 4,378,453 options outstanding and as of October 31, 2019, we had a total of 4,333,117 options outstanding.
F. Stock-Based Compensation
During the six months ended October 31, 2020 and 2019, we granted options for 1,120,000 and 1,063,000 shares of Class A common stock, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The forfeiture rates are estimated using historical data. We recorded stock option compensation cost of approximately $0.7 million and $0.5 million and income tax benefits of approximately $38,000 and $412,000 from option exercises during the three months ended October 31, 2020 and 2019, respectively. We recorded stock option compensation cost of approximately $1.2 million and $0.9 million and income tax benefits of approximately $0.3 million and $0.5 million from option exercises during the six months ended October 31, 2020 and 2019, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.
During the six months ended October 31, 2020 and 2019, we issued 277,197 and 650,943 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2020 and 2019 based on market value at the exercise dates was approximately $1.6 million and $3.2 million, respectively. As of October 31, 2020, unrecognized compensation cost related to unvested stock option awards approximated $7.7 million, which we expect to recognize over a weighted average period of 1.99 years.
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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2020 and April 30, 2020, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	October 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$74,902	$—	$—	$74,902
Marketable securities	11,725	1,104	—	12,829
Total	$86,627	$1,104	$—	$87,731

	April 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	75,256	—	—	75,256
Marketable securities	11,758	3,104	—	14,862
Total	87,014	3,104	—	90,118
H. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, we have repurchased 1,053,679 shares of Class A common stock at a cost of approximately $6.2 million, which had no impact on fiscal 2021. As of October 31, 2020, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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
Our primary operating units or brands under our SCM segment include Logility, Inc., New Generation Computing, Inc. ("NGC"), and Demand Management, Inc. ("DMI"). Logility and NGC are each a wholly-owned subsidiary of the Company, and DMI is a wholly-owned subsidiary of Logility, Inc. Each operating unit focuses on a segment of the marketplace where their expertise lies.
All of our revenues are derived from external customers. We do not have any intersegment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.

In the following table, we have broken down the intersegment transactions applicable to the three months ended October 31, 2020 and 2019 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Revenues:
Supply Chain Management	$22,297	$23,487	$44,033	$45,834
IT Consulting	5,033	4,158	10,059	8,536
Other	551	565	1,067	1,223
	$27,881	$28,210	$55,159	$55,593
Operating income (loss):
Supply Chain Management	$3,983	$4,360	$8,087	$8,211
IT Consulting	103	(12)	209	166
Other	(3,455)	(3,505)	(6,780)	(6,737)
	$631	$843	$1,516	$1,640
Capital expenditures:
Supply Chain Management	$45	$44	$84	$75
IT Consulting	—	—	—	—
Other	—	84	79	163
	$45	$128	$163	$238
Capitalized software:
Supply Chain Management	$126	$605	$371	$1,890
IT Consulting	—	—	—	—
Other	—	—	—	—
	$126	$605	$371	$1,890
Depreciation and amortization:
Supply Chain Management	$1,415	$2,089	$3,001	$4,241
IT Consulting	—	1	1	3
Other	99	93	192	184
	$1,514	$2,183	$3,194	$4,428
Earnings (loss) before income taxes:
Supply Chain Management	$3,845	$4,480	$8,220	$8,516
IT Consulting	103	(12)	207	166
Other	(3,359)	(2,913)	(5,621)	(5,805)
	$589	$1,555	$2,806	$2,877

K. Major Customers
No single customer accounted for more than 10% of total revenues for the three and six months ended October 31, 2020 and 2019.

L. Contingencies
We generally indemnify our customers against damages and costs resulting from third-party claims of patent, copyright or trademark infringement associated with use of our products. Historically, we have not been required to make any payments under such indemnifications. However, we continue to monitor the conditions that are subject to indemnification to identify whether it is probable that a loss has occurred, and would recognize any such losses when those losses are estimable. In addition, we warrant to our customers that our software products operate substantially in accordance with their documentation. Historically, we have incurred no costs related to software product warranties and we do not expect to incur such costs in the future, and as such we have made no accruals for software product warranty costs. Additionally, we are involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.
M. Subsequent Event
On November 18, 2020, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on February 19, 2021 to Class A and Class B shareholders of record at the close of business on February 5, 2021.

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
ECONOMIC OVERVIEW
For the remainder of fiscal 2021, we expect the global economy to improve modestly when compared to recent periods. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems, which could result in an improved selling environment. Although this improvement could slow or regress at any time, due in part to concerns related to the spread of the global virus and trade conflicts on global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While we do not expect that the virus will cause any further material adverse changes on our business or financial results for the second half of this fiscal year, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities. Customers continue to take long periods to evaluate discretionary software purchases.
Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in global credit markets.
In October 2020, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2020. The update noted that, “Global growth is projected at−4.4 percent in 2020, a less severe contraction than forecast in the June 2020 World Economic Outlook (WEO) Update. The revision reflects better-than anticipated second quarter GDP outturns, mostly in advanced economies, where activity began to improve sooner than expected after lockdowns were scaled back in May and June, as well as indicators of a stronger recovery in the third quarter. Global growth is projected at 5.2 percent in 2021, a little lower than in the June 2020 WEO Update, reflecting the more moderate downturn projected for 2020 and consistent with expectations of persistent social distancing. Following the contraction in 2020 and recovery in 2021, the level of global GDP in 2021 is expected to be a modest 0.6 percent above that of 2019. The growth projections imply wide negative output gaps and elevated unemployment rates this year and in 2021 across both advanced and emerging market economies."
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
    The Company enables enterprises to accelerate their operations from product concept to customer availability. Our three brands - Logility, Demand Solutions, and NGC Software - provide a single platform spanning eight supply chain process areas, including demand optimization, inventory optimization, supply optimization, retail optimization, quality and compliance, product lifecycle management, sourcing management and integrated business planning. Our platform includes advanced analytics and is fueled by supply chain master data, allowing for the automation of critical business processes through the application of artificial intelligence and machine learning algorithms to a variety of internal and external data streams.

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
Our sales and marketing expenses mainly include the salary and commissions paid to our sales professionals, along with marketing, promotional, travel and associated costs. Our general and administrative expenses mainly include the salary and benefits paid to executive, corporate and support personnel, as well as facilities-related costs, utilities, communications expenses, and various professional fees.
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

COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2020 and 2019:

	Three Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2020	2019	2020 vs. 2019
Revenues:
Subscription fees	25%	19%	27%
License	2%	4%	(57)%
Professional services and other	37%	38%	(5)%
Maintenance	36%	39%	(6)%
Total revenues	100%	100%	(1)%
Cost of revenues:
Subscription fees	11%	9%	13%
License	2%	4%	(45)%
Professional services and other	27%	26%	1%
Maintenance	7%	7%	4%
Total cost of revenues	47%	46%	—%
Gross margin	53%	54%	(2)%
Research and development	16%	15%	3%
Sales and marketing	19%	18%	5%
General and administrative	16%	17%	(11)%
Amortization of acquisition-related intangibles	—%	—%	(32)%
Total operating expenses	51%	50%	(1)%
Operating income	2%	4%	(25)%
Other income:
Interest income	—%	1%	(76)%
Other, net	—%	1%	nm
Earnings before income taxes	2%	6%	(62)%
Income tax expense	—%	(1)%	(50)%
Net earnings	2%	7%	(61)%
nm - not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2020 and 2019:

	Six Months Ended October 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2020	2019	2020 vs. 2019
Revenues:
Subscription fees	24%	18%	34%
License	2%	5%	(56)%
Professional services and other	36%	38%	(4)%
Maintenance	38%	39%	(6)%
Total revenues	100%	100%	(1)%
Cost of revenues:
Subscription fees	10%	9%	20%
License	2%	4%	(49)%
Professional services and other	28%	26%	3%
Maintenance	7%	7%	—%
Total cost of revenues	47%	46%	1%
Gross margin	53%	54%	(3)%
Research and development	15%	14%	12%
Sales and marketing	18%	19%	(5)%
General and administrative	16%	18%	(9)%
Amortization of acquisition-related intangibles	—%	—%	(39)%
Total operating expenses	49%	51%	(2)%
Operating income	4%	3%	(8)%
Other income:
Interest income	—%	1%	(75)%
Other, net	2%	1%	nm
Earnings before income taxes	6%	5%	(2)%
Income tax expense	—%	—%	nm
Net earnings	6%	5%	(6)%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019
REVENUES

	Three Months Ended October 31,
				% of Total Revenue
	2020	2019	% Change	2020	2019
	(in thousands)
Subscription fees	$6,966	$5,492	27%	25%	19%
License	$450	1,046	(57)%	2%	4%
Professional services and other	10,242	10,826	(5)%	37%	38%
Maintenance	10,223	10,846	(6)%	36%	39%
Total revenues	$27,881	$28,210	(1)%	100%	100%

	Six Months Ended October 31,
				% of Total Revenue
	2020	2019	% Change	2020	2019
	(in thousands)
Subscription fees	$13,329	$9,950	34%	24%	18%
License	1,237	2,824	(56)%	2%	5%
Professional services and other	20,056	20,963	(4)%	36%	38%
Maintenance	20,537	21,856	(6)%	38%	39%
Total revenues	$55,159	$55,593	(1)%	100%	100%

For the three months ended October 31, 2020 compared to October 31, 2019 revenues stayed flat attributable primarily to a 27% increase in subscription fees, that was partially offset by a 57% decrease in license revenues, a 6% decrease in maintenance revenues and a 5% decrease in professional services and other revenues when compared to the same period last year.
For the six months ended October 31, 2020 compared to October 31, 2019 revenues stayed flat attributable primarily to a 34% increase in subscription fees, that was partially offset by a 56% decrease in license revenues, a 6% decrease in maintenance revenues and a 4% decrease in professional services and other revenues when compared to the same period last year.
Due to intense competition in our industry, we sometimes discount fees from our published list price. Numerous factors contribute to the amount of the discount provided, such as previous customer purchases, the number of customer sites utilizing the software, the number of modules purchased and the number of users, as well as the overall size of the contract. While all these factors may affect the discount amount of a particular contract, the overall percentage discount has not materially changed in the recent reported fiscal periods.
The change in our revenues from period to period is primarily due to the volume of products and related services sold in any period and the number of products or modules purchased with each sale.
International revenues represented approximately 15% of total revenues for the three and six months ended October 31, 2020 compared to 19% and 21% for the same periods in the prior year. Our revenues, particularly our international revenues, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenues from a relatively small number of customers in a given period.

Subscription Fees

	Three Months Ended October 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$6,966	$5,492	27%
Total subscription fees revenues	$6,966	$5,492	27%

	Six Months Ended October 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$13,329	$9,950	34%
Total subscription fees revenues	$13,329	$9,950	34%

For the three and six months ended October 31, 2020, subscription fees revenues increased by 27% and 34%, respectively, when compared to the same periods in the prior year primarily due to a contracts with a 32% increase in ACV as of October 31, 2020 when compared to the same time last year. This is evidence of our successful transition to the cloud subscription model.

License Revenues

	Three Months Ended October 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$434	$1,017	(57)%
Other	16	29	(45)%
Total license revenues	$450	$1,046	(57)%

	Six Months Ended October 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$1,221	$2,724	(55)%
Other	$16	$100	(84)%
Total license revenues	$1,237	$2,824	(56)%

For the three and six months ended October 31, 2020, license fee revenues decreased 57% and 56%, respectively, when compared to the same periods in the prior year. For the three and six months ended October 31, 2020, license fee revenues from our SCM segment decreased 57% and 55%, respectively, when compared to the corresponding periods in the prior year. The majority of our current license fee revenue is generated from additional users and expanded scope from our existing customers. For the three and six months ended October 31, 2020 and 2019, our SCM segment constituted approximately 96% and 97% and 99% and 96%, respectively, of total license fee revenues. Our Other segment license fee revenues decreased by 45% and 84%, respectively, for the three and six months ended October 31, 2020 when compared to the same periods in the prior year primarily due to timing of sales to our existing ERP customers for additional users.

    The direct sales channel provided approximately 65% and 77% of license fee revenues for the three and six months ended October 31, 2020, compared to approximately 92% and 94% in the comparable periods last year due to larger customers obtained through our direct sales channel moving to the Cloud platform faster than those in the mid-sized market that are primarily served by our indirect sales channel. For the three and six months ended October 31, 2020, our margins after commissions on direct sales were approximately 83% and 84%, compared to 86% and 89% in the comparable periods last year. The decrease in margins is due to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended October 31, 2020 and 2019, our margins after commissions on indirect sales were approximately 57% and 54%, respectively. For the six months ended October 31, 2020 and 2019, our margins after commissions on indirect sales were approximately 55% and 54%, respectively. The indirect channel margins for the current quarter increased compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Professional Services and Other Revenues

	Three Months Ended October 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$4,981	$6,440	(23)%
IT Consulting	5,033	4,158	21%
Other	228	228	—%
Total professional services and other revenues	$10,242	$10,826	(5)%

	Six Months Ended October 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$9,556	$11,932	(20)%
IT Consulting	10,059	8,536	18%
Other	441	495	(11)%
Total professional services and other revenues	$20,056	$20,963	(4)%

For the three and six months ended October 31, 2020, professional services and other revenues decreased by 5% and 4%, respectively, due to the decreased professional services and other revenues from our SCM and Other segments. This decrease was partially offset by an increase in professional services and other revenues from our IT Consulting segment. For the three and six months ended October 31, 2020, our Other segment’s revenues remained flat and decreased by 11%, respectively, due to a decrease in license fee sales when compared to the same periods last year. For the three and six months ended October 31, 2020, our SCM segment’s revenues decreased 23% and 20%, respectively, primarily due to a slower ramp up of implementation project work due to lower subscription and license fee sales in recent periods. For the three and six months ended October 31, 2020, our IT Consulting segment’s revenues increased 21% and 18%, respectively, when compared to the same periods in the prior year due to an increase in project work from existing customers. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license and subscription revenues by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenues

	Three Months Ended October 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$9,916	$10,537	(6)%
Other	307	309	(1)%
Total maintenance revenues	$10,223	$10,846	(6)%

	Six Months Ended October 31,
	2020	2019	% Change
	(in thousands)
Supply Chain Management	$19,927	$21,228	(6)%
Other	610	628	(3)%
Total maintenance revenues	$20,537	$21,856	(6)%

For both the three and six months ended October 31, 2020, maintenance revenues decreased 6%, when compared to the same periods in the prior year. Our SCM maintenance revenue decreased 6% for both the three and six months ended October 31, 2020, when compared to the same periods last year due to normal customer attrition and lower license fee revenue in recent periods that would add additional maintenance revenue. The SCM segment accounted for 97% of total maintenance revenues for both the three and six months ended October 31, 2020 and for the same periods in the prior year. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since licenses are the source of maintenance customers.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended October 31,				Six Months Ended October 31,
	2020	%	2019	%	2020	%	2019	%
Gross margin on subscription fees	$4,020	58%	$2,882	53%	$7,624	57%	$5,215	52%
Gross margin on license fees	(103)	(23)%	39	4%	9	1%	437	16%
Gross margin on professional services and other	2,618	26%	3,283	30%	4,602	23%	6,015	29%
Gross margin on maintenance	8,282	81%	8,982	83%	16,823	82%	18,141	83%
Total gross margin	$14,817	53%	$15,186	54%	$29,058	53%	$29,808	54%
    For the three and six months ended October 31, 2020, our total gross margin percentages remained relatively flat when compared to the same periods in the prior year primarily due to our higher margins on subscription fees revenue, partially offset by lower margins on maintenance revenue, license fee revenue and professional services and other revenue.
Gross Margin on Subscription Fees
    For the three and six months ended October 31, 2020, our gross margin percentage on subscription fees revenue increased from 53% to 58% and 52% to 57%, respectively, when compared to the same periods in the prior year, primarily due to the increase in portfolio shift from license fee to subscription revenue.
Gross Margin on License Fees
    License fee gross margin percentage for the three and six months ended October 31, 2020 decreased when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenues decreased to 26% for the three months ended October 31, 2020 from 30% for the three months ended October 31, 2019 and decreased to 23% for the six months ended October 31, 2020 from 29% for the six months ended October 31, 2019 . This decrease was primarily due to lower gross margins in our SCM segment services of 35% and 37% for the three months ended October 31, 2020 and 2019, respectively, due to lower billing utilization, an increase in vacations and customers delaying project start dates compared to the same period in the prior year. Our Other segment professional services gross margin decreased to 39% from 46% for the three months ended October 31, 2020 and 2019, respectively, due to lower margin projects year to date. Our IT Consulting segment professional services gross margin decreased to 16% from 19% for the three months ended October 31, 2020 and 2019, respectively, due to lower margin projects in the current quarter. Professional services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.
For the six months ended October 31, 2020 and 2019, SCM segment gross margins decreased to 29% from 34%, respectively, due to lower billing utilization, an increase in vacations and customers delaying project start dates compared to the same period in the prior year. Our Other segment professional services gross margin decreased to 41% from 51% for the six months ended October 31, 2020 and 2019, respectively, due to lower margin projects year to date. Our IT Consulting segment professional services gross margin decreased to 16% from 20% for the six months ended October 31, 2020 and 2019, respectively, due to lower margin projects in the current quarter. Professional services and other gross margin is directly related to the level of services and other revenues.
Gross Margin on Maintenance
    Maintenance gross margin percentage remained relatively flat for the three and six months ended October 31, 2020 and October 31, 2019. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended October 31,				Six Months Ended October 31,
	2020	2019	% of Revenues		2020	2019	% of Revenues
			2020	2019			2020	2019
	(in thousands)
Research and development	$4,337	$4,209	16%	15%	$8,432	$7,537	15%	14%
Sales and marketing	$5,429	$5,148	19%	18%	$10,173	$10,727	18%	19%
General and administrative	$4,367	$4,908	16%	17%	$8,831	$9,729	16%	18%
Amortization of acquisition-related intangible assets	$53	$78	—%	—%	$106	$175	—%	—%
Other income, net	$(42)	$712	—%	nm	$1,290	$1,237	2%	2%
Income tax expense/(benefit)	$(103)	$(204)	—%	nm	$80	$(34)	—%	nm
nm - not meaningful

Research and Development
Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended October 31,
	2020	2019	% Change
	(in thousands)
Total capitalized computer software development costs	$126	$605	(79)%
Percentage of gross product research and development costs	3%	13%
Total research and development expense	$4,337	$4,209	3%
Percentage of total revenues	16%	15%
Total gross product research and development expense and capitalized computer software development costs	$4,463	$4,814	(7)%
Percentage of total revenues	16%	17%
Total amortization of capitalized computer software development costs *	$1,042	$1,650	(37)%

	Six Months Ended October 31,
	2020	2019	% Change
	(in thousands)
Total capitalized computer software development costs	$371	$1,890	(80)%
Percentage of gross product research and development costs	4%	20%
Total research and development expense	$8,432	$7,537	12%
Percentage of total revenues	15%	14%
Total gross product research and development expense and capitalized computer software development costs	$8,803	$9,427	(7)%
Percentage of total revenues	16%	17%
Total amortization of capitalized computer software development costs *	$2,260	$3,137	(28)%
*Included in cost of license fees and subscription fees.
    For both the three and six months ended October 31, 2020, gross product research and development costs decreased 7% when compared to the same periods in the previous year, primarily due to a decrease in the use of third-party contractors and personnel costs. We expect capitalized product development costs to decrease due to the timing of projects and an increase in agile software programming that accelerate the software releases to weeks from months. We expect capitalized software amortization expense to be relatively stable in the coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.
Sales and Marketing
    For the three and six months ended October 31, 2020, sales and marketing expenses increased 5% and decreased 5%, respectively, when compared to the same periods a year ago, primarily due to an increase in headcount and our use of third-party contractors and a decreases in trade shows, variable compensation and travel due to the COVID-19 pandemic, respectively.
General and Administrative
    For the three and six months ended October 31, 2020, general and administrative expenses decreased 11% and 9%, respectively, when compared to the same periods a year ago, primarily due to a decrease in variable compensation, personnel costs and legal fees.
At October 31, 2020, the total number of employees was 442 compared to 411 at October 31, 2019.

Operating Income/(Loss)

	Three Months Ended October 31,			Six Months Ended October 31,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Supply Chain Management	$3,983	$4,360	(9)%	$8,087	$8,211	(2)%
IT Consulting	103	(12)	nm	209	166	26%
Other*	(3,455)	(3,505)	(1)%	(6,780)	(6,737)	1%
Total Operating Income	$631	$843	(25)%	$1,516	$1,640	(8)%
nm - not meaningful
*    Includes all corporate overhead and other common expenses.

    Our SCM segment operating income decreased by 9% and 2%, respectively, for the three and six months ended October 31, 2020, respectively, compared to the same periods in the prior year primarily due to lower gross margins.

    Our IT Consulting segment operating income increased for the three and six months ended October 31, 2020, compared to same periods last year primarily due to increased revenues and lower personnel costs.

    Our Other segment operating loss decreased by 1% and increased 1%, respectively, for the three and six months ended October 31, 2020, respectively, when compared to the same periods in the prior year due to a decreased followed by an increase in corporate expenses.
Other Income
    Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. Other income was approximately ($42,000) for the three months ended October 31, 2020 compared to $712,000 for the same period last year. The decrease was primarily due to unrealized losses of $0.1 million in October 31, 2020 compared to unrealized gains of $0.4 million for the same period last year and lower interest income of $0.1 million in October 31, 2020 compared to $0.4 million in same period in the prior year.

    Other income was approximately $1.3 million for the six months ended October 31, 2020 compared to $1.2 million for the same period last year, mainly due to an increase in unrealized gains of $0.8 million compared to $0.7 million for the same period last year. This increase was partially offset by lower interest income of approximately $0.2 million for the six months ended October 31, 2020 compared to $0.9 million for the same period last year.

    For the three and six months ended October 31, 2020, our investments generated an annualized yield of approximately 1.69% and 3.72%, respectively, compared to approximately 1.29% and 1.35% for the three and six months ended October 31, 2019.

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

During the three and six months ended October 31, 2020, we recorded an income tax benefit of $103,000 and an income tax expense of $80,000, respectively, primarily due to discrete stock compensation benefits of $38,000 and $272,000 respectively, net of normal income tax expense from operations. During the three and six months ended October 31, 2019, we recorded an income tax benefit of $204,000 and $34,000, respectively, primarily due to discrete stock compensation benefits of $412,000 and $472,000 respectively, net of normal income tax expense from operations. Before adjusting for these discrete tax benefits, our effective tax rate would have been (11.2%) and 12.5%, respectively, in the three and six months ended October 31, 2020 compared to our tax effective rate of 13.4% and 15.3% in the three and six months ended October 31, 2019. In addition, research and development and foreign tax credits reduced our effective tax rate by 10.8% and 1.3%, respectively, in the six months ended October 31, 2020, compared to reductions of 8.1% and 1.4%, respectively, in the six months ended October 31, 2019.
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
The following table shows information about our cash flows and liquidity positions during the six months ended October 31, 2020 and 2019. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2020.

	Six Months Ended October 31,
	2020	2019
Net cash provided by operating activities	$6,771	$4,050
Net cash used in investing activities	(534)	(2,128)
Net cash used in financing activities	(4,265)	(526)
Net change in cash and cash equivalents	$1,972	$1,396
For the six months ended October 31, 2020, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to the following: (1) a decrease in purchases of trading securities, (2) a relative decrease in customer accounts receivables caused by the timing of closing customer sales and related collections, (3) a relative decrease in prepaid expenses when compared to an increase in the same period last year due to the timing of purchases and (4) an increase in stock-based compensation expense.

This increase in cash provided by operating activities was partially offset by: (1) lower proceeds from the maturity and sales of trading securities, (2) a relative decrease in accounts payable and other accruals compared to a relative increase in the same period last year due to timing of payments, (3) a relative decrease in deferred revenue due to timing of revenue recognition, (4) a decrease in depreciation and amortization, (5) higher gains on investments than in the prior year, (6) an increase in deferred income tax and (7) a decrease in net earnings.
The decrease in cash used in investing activities when compared to the same period in the prior year was mainly due to a decrease in capitalized computer software development costs and a decrease in purchases of property and equipment.
The increase in cash used in financing activities compared to the prior year was due primarily to a decrease in proceeds from exercise of stock options and an increase in dividends paid.
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure that management uses to understand net total cash generated by our activities:

	As of October 31, (in thousands)
	2020	2019
Cash and cash equivalents	$81,786	$62,684
Short and long-term investments	12,829	31,987
Total cash and short and long-term investments	94,615	94,671
Net (decrease)/increase in total cash and investments (six months ended October 31)	$(61)	$6,189
Our total activities used more cash and investments during the six months ended October 31, 2020, when compared to the prior year period, in the course of normal business operations.
Days Sales Outstanding in accounts receivable were 69 days as of October 31, 2020, compared to 58 days as of October 31, 2019. This increase is primarily due to the timing of billings, cash collections and delays in customer payments due to the COVID-19 pandemic. Our current ratio on October 31, 2020 was 3.0 to 1 and on October 31, 2019 was 2.7 to 1.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $94.6 million in cash and investments with no debt as of October 31, 2020, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through October 31, 2020, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of October 31, 2020, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have based the foregoing discussion and analysis of financial condition and results of operations on our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report for fiscal 2020, describes the significant accounting policies that we have used in preparing our Condensed Consolidated Financial Statements. On an ongoing basis, we evaluate our estimates related to revenue/collectability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements.
    Revenue Recognition. The most critical judgment required in applying Topic 606 and our revenue recognition policy relates to the evaluation of the standalone selling price ("SSP") for each performance obligation.
We use historical sales transaction data and judgments, among other factors, in determining the SSP for products and services. For substantially all performance obligations except on-premise licenses, we are able to establish the SSP based on the observable prices of products or services sold separately to similar customers in comparable circumstances. We typically establish an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. SSP for our products and services can evolve over time due to changes in our pricing practices that are influenced by competition, changes in demand for our products and services, and economic factors, among others. Our on-premise licenses historically have not been sold on a standalone basis, as substantially all customers elect to purchase maintenance at the time of an on-premise license purchase. Maintenance fees are generally priced as a percentage of the net fees paid by the customer to access the on-premise license. We are unable to establish the SSP for our on-premise licenses based on observable prices, as the same products are sold for a broad range of prices (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for a on-premise license included in a contract with multiple performance obligations is determined by applying a residual approach, whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to on-premise license revenues.

Item 3    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In the three and six months ended October 31, 2020, we generated approximately 15% of our revenues outside the United States. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S., Australian and New Zealand dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate loss of approximately $145,000 and $9,000 for the three and six months ended October 31, 2020, respectively, compared to an exchange rate losses of approximately $0.1 million and $0.2 million for the three and six months October 31, 2019. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $0.3 million exchange rate gain or loss for the three and six months ended October 31, 2020. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of October 31, 2020 was approximately $87.7 million compared to $89.7 million as of October 31, 2019.
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

AMERICAN SOFTWARE, INC.

Date: December 4, 2020	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: December 4, 2020	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: December 4, 2020	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer