Form 10-Q
period 2021-01-31
AMERICAN SOFTWARE INC
filed 2021-03-05
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 1, 2021
Class A Common Stock, $.10 par value	30,886,338 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended January 31, 2021

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	January 31, 2021	April 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$86,721	$79,814
Investments	14,052	14,161
Trade accounts receivable, less allowance for doubtful accounts of $298 at January 31, 2021 and $264 at April 30, 2020:
Billed	17,804	22,582
Unbilled	1,954	2,425
Prepaid expenses and other current assets	6,161	6,684
Total current assets	126,692	125,666
Investments—noncurrent	—	701
Property and equipment, net of accumulated depreciation of $30,427 at January 31, 2021 and $29,959 at April 30, 2020	3,368	3,373
Capitalized software, net of accumulated amortization of $37,868 at January 31, 2021 and $34,611 at April 30, 2020	5,708	8,362
Goodwill	25,888	25,888
Other intangibles, net of accumulated amortization of $12,962 at January 31, 2021 and $12,243 at April 30, 2020	413	1,132
Lease right of use assets	1,635	2,053
Deferred sales commissions—noncurrent	1,842	2,177
Other assets	1,878	1,941
Total assets	$167,424	$171,293
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,696	$1,643
Accrued compensation and related costs	4,337	6,635
Dividends payable	3,597	3,547
Operating lease obligations	774	763
Other current liabilities	987	643
Deferred revenue	32,023	34,227
Total current liabilities	43,414	47,458
Deferred income taxes	2,572	2,897
Long-term operating lease obligations	975	1,424
Other long-term liabilities	113	92
Total liabilities	47,074	51,871
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 35,462,970 (30,874,338, net) shares issued and outstanding respectively at January 31, 2021 and 35,000,649 (30,412,017, net) shares issued and outstanding respectively at April 30, 2020	3,546	3,500
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at January 31, 2021 and April 30, 2020; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	156,902	150,312
Retained deficit	(14,721)	(9,013)
Class A treasury stock, 4,588,632 shares at January 31, 2021 and April 30, 2020, at cost	(25,559)	(25,559)
Total shareholders’ equity	120,350	119,422
Commitments and contingencies
Total liabilities and shareholders’ equity	$167,424	$171,293
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Revenues:
Subscription fees	$7,486	$5,802	$20,815	$15,752
License	530	3,695	1,767	6,519
Professional services and other	9,495	10,308	29,551	31,271
Maintenance	10,172	10,795	30,709	32,651
Total revenues	27,683	30,600	82,842	86,193
Cost of revenues:
Subscription fees	3,062	1,976	8,767	6,711
License	288	1,582	1,516	3,969
Professional services and other	7,178	7,764	22,632	22,712
Maintenance	1,894	1,836	5,608	5,551
Total cost of revenues	12,422	13,158	38,523	38,943
Gross margin	15,261	17,442	44,319	47,250
Research and development	4,242	3,853	12,674	11,390
Sales and marketing	5,029	5,519	15,202	16,246
General and administrative	5,002	5,194	13,833	14,923
Amortization of acquisition-related intangibles	53	57	159	232
Total operating expenses	14,326	14,623	41,868	42,791
Operating income	935	2,819	2,451	4,459
Other income:
Interest income	90	360	313	1,234
Other, net	1,342	618	2,409	981
Earnings before income taxes	2,367	3,797	5,173	6,674
Income tax expense	56	511	136	477
Net earnings	$2,311	$3,286	$5,037	$6,197
Earnings per common share (a):
Basic	$0.07	$0.10	$0.16	$0.20
Diluted	$0.07	$0.10	$0.15	$0.19
Cash dividends declared per common share	$0.11	$0.11	$0.33	$0.33
Shares used in the calculation of earnings per common share:
Basic	32,628	31,955	32,485	31,611
Diluted	33,293	32,668	33,107	32,260
______________
(a)Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.07 and $0.10 for the three months ended January 31, 2021 and 2020, respectively, and $0.16 and $0.20 for the nine months ended January 31, 2021 and 2020, respectively. See Note E to the Condensed Consolidated Financial Statements.
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Three Months Ended January 31, 2020	Shares	Amount	Shares	Amount

Balance at October 31, 2019	34,630,682	3,463	1,821,587	182	145,554	(5,774)	(25,559)	117,866
Proceeds from stock options exercised	151,501	15	—	—	1,465	—	—	1,480
Stock-based compensation*	—	—	—	—	563	—	—	563
Net earnings	—	—	—	—	—	3,286	—	3,286
Dividends declared*	—	—	—	—	—	(3,523)	—	(3,523)
Balance at January 31, 2020	34,782,183	3,478	1,821,587	182	147,582	(6,011)	(25,559)	119,672
For the Three Months Ended January 31, 2021
Balance at October 31, 2020	35,277,846	3,528	1,821,587	182	154,335	(13,433)	(25,559)	119,053
Proceeds from stock options exercised	185,124	18	—	—	1,864	—	—	1,882
Stock-based compensation	—	—	—	—	703	—	—	703
Net earnings	—	—	—	—	—	2,311	—	2,311
Dividends declared*	—	—	—	—	—	(3,599)	—	(3,599)
Balance at January 31, 2021	35,462,970	3,546	1,821,587	182	156,902	(14,721)	(25,559)	120,350
*Amounts adjusted for rounding

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Nine Months Ended January 31, 2020	Shares	Amount	Shares	Amount

Balance at April 30, 2019	33,979,739	3,398	1,821,587	182	138,315	(1,729)	(25,559)	114,607
Proceeds from stock options exercised	802,444	80	—	—	7,757	—	—	7,837
Stock-based compensation	—	—	—	—	1,510	—	—	1,510
Net earnings	—	—	—	—	—	6,197	—	6,197
Dividends declared*	—	—	—	—	—	(10,479)	—	(10,479)
Balance at January 31, 2020	34,782,183	3,478	1,821,587	182	147,582	(6,011)	(25,559)	119,672
For the Nine Months Ended January 31, 2021
Balance at April 30, 2020	35,000,649	3,500	1,821,587	182	150,312	(9,013)	(25,559)	119,422
Proceeds from stock options exercised	462,321	46	—	—	4,689	—	—	4,735
Stock-based compensation	—	—	—	—	1,901	—	—	1,901
Net earnings	—	—	—	—	—	5,037	—	5,037
Dividends declared*	—	—	—	—	—	(10,745)	—	(10,745)
Balance at January 31, 2021	35,462,970	3,546	1,821,587	182	156,902	(14,721)	(25,559)	120,350
*Amounts adjusted for rounding
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$5,037	$6,197
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,441	6,310
Stock-based compensation expense	1,901	1,510
Net gain on investments	(1,945)	(1,036)
Deferred income taxes	(325)	(192)
Changes in operating assets and liabilities:
Purchases of trading securities	(779)	(21,934)
Proceeds from maturities and sales of trading securities	3,534	22,687
Accounts receivable, net	5,248	(3,344)
Prepaid expenses and other assets	922	(1,279)
Accounts payable and other liabilities	(1,897)	3,058
Deferred revenue	(2,204)	1,135
Net cash provided by operating activities	13,933	13,112
Cash flows from investing activities:
Capitalized computer software development costs	(604)	(2,697)
Purchases of property and equipment, net of disposals	(461)	(339)
Net cash used in investing activities	(1,065)	(3,036)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,735	7,837
Dividends paid	(10,696)	(10,392)
Net cash used in financing activities	(5,961)	(2,555)
Net change in cash and cash equivalents	6,907	7,521
Cash and cash equivalents at beginning of period	79,814	61,288
Cash and cash equivalents at end of period	$86,721	$68,809

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$485	$504
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,597	$3,523
See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
January 31, 2021
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these Condensed Consolidated Financial Statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at January 31, 2021, results of operations for the three and nine months ended January 31, 2021 and 2020, consolidated statements of shareholders’ equity for the three and nine months ended January 31, 2021 and 2020 and cash flows for the nine months ended January 31, 2021 and 2020. The Company’s results for the three and nine months ended January 31, 2021 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2020. The terms “fiscal 2021” and “fiscal 2020” refer to our fiscal years ending April 30, 2021 and 2020, respectively.
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

On May 1, 2020, we adopted ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method applied for all financial assets measured at amortized cost. In estimating the allowance for credit losses, we considered the age of the accounts receivable, our historical write-offs, and the historical creditworthiness of the customer, among other factors. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. We also analyzed future expected credit losses given ever present changes to future risks in projected economic conditions and future risks of customer collection. The net impact of the adoption of ASU 2016-13 was immaterial on our consolidated financial statements.

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
    Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our customers, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the customer is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was approximately $0 and $16,000 for the three and nine months ended January 31, 2021, respectively, and approximately $0.4 million and $1.3 million for the three and nine months ended January 31, 2020, respectively.

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

Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice customers for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the three months ended January 31, 2021, we recognized $15.0 million of revenue that was included in the deferred revenue balance as of October 31, 2020. During the nine months ended January 31, 2021, we recognized $30.9 million of revenue that was included in the deferred revenue balance as of April 30, 2020.

	January 31, 2021	April 30, 2020
	(in thousands)

Deferred revenue, current	32,023	34,227
Deferred revenue, long-term	—	—
Total deferred revenue	$32,023	$34,227
    Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of January 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $80.0 million. The Company expects to recognize revenue on approximately 55% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
    Disaggregated Revenue. The Company disaggregates revenue from contracts with customers by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenues:
Domestic	$23,668	$24,902	$70,467	$69,076
International	4,015	5,698	12,375	17,117
	$27,683	$30,600	$82,842	$86,193

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
    Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and deferred sales commissions—noncurrent, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at January 31, 2021 and April 30, 2020 were $3.0 million and $3.5 million, respectively. Amortization of sales commissions was $0.5 million and $1.4 million for the three and nine months ended January 31, 2021, respectively, which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.

C. Leases

The Company’s operating leases are primarily related to facility leases for administration and sales. The operating leases have terms ranging from three to five years. While each of the leases includes renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company does not have any finance leases.

Balance sheet information related to operating leases is as follows (in thousands):

January 31, 2021
Assets
Right of use assets	$1,635

Liabilities
Current lease liabilities	774
Long-term lease liabilities	975
Total liabilities	$1,749

Lease cost information related to operating leases is as follows (in thousands):

	Three Months Ended January 31, 2021	Nine Months Ended January 31, 2021
Lease cost
Operating lease cost	$195	$586
Short-term lease cost	126	445
Variable lease cost	70	215
Total lease cost	$391	$1,246
Lease costs are primarily included in "Sales and marketing" and "General and administrative" expenses in the Company’s Condensed Consolidated Statements of Operations.
The impact of the Company's leases on Condensed Consolidated Statement of Cash Flows is presented in the operating activities section, which mainly consisted of cash paid for operating lease liabilities of approximately $1.3 million during the nine months ended January 31, 2021. During the third quarter, the Company did not have new lease agreements executed.
Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

January 31, 2021
Weighted average remaining lease term	2.6 years
Weighted average discount rate	3.3%

The following table summarizes the maturity of the Company’s operating lease liabilities as of January 31, 2021 (in thousands):

FY2021	$220
FY2022	711
FY2023	486
FY2024	361
FY2025	20
Thereafter	—
Total operating lease payments	$1,798
Less imputed interest	(49)
Total operating lease liabilities	$1,749

The Company leases to other tenants a portion of its headquarters building that it owns in Atlanta, Georgia. The leases expire at various dates through October 2025. Lease income is included in "Other, net" in the Company’s Condensed Consolidated Statements of Operations and totaled approximately $106,000 and $255,000 for the three and nine months ended January 31, 2021, respectively. Lease payments to be received as of January 31, 2021 are as follows (in thousands):

FY2021	$42
FY2022	149
FY2023	96
FY2024	98
FY2025	100
Thereafter	50
Total	$535
D. Declaration of Dividend Payable
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):
Basic earnings per common share:

	Three Months Ended January 31, 2021		Nine Months Ended January 31, 2021
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.33	$0.33
Undistributed losses	(0.04)	(0.04)	(0.17)	(0.17)
Total	$0.07	$0.07	$0.16	$0.16
Distributed earnings	$3,396	$201	$10,142	$602
Undistributed losses	(1,214)	(72)	(5,387)	(320)
Total	$2,182	$129	$4,755	$282
Basic weighted average common shares outstanding	30,806	1,822	30,663	1,822

	Three Months Ended January 31, 2020		Nine Months Ended January 31, 2020
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.33	$0.33
Undistributed losses	$(0.01)	$(0.01)	$(0.13)	$(0.13)
Total	$0.10	$0.10	$0.20	$0.20
Distributed earnings	$3,321	$201	$9,873	$604
Undistributed losses	$(223)	$(13)	$(4,033)	$(247)
Total	$3,098	$188	$5,840	$357
Basic weighted average common shares outstanding	$30,133	$1,822	$29,789	$1,822

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended January 31, 2021

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,182	30,806	$0.07
Common Stock Equivalents	—	665	—
	2,182	31,471	0.07
Class B Common Share Conversion	129	1,822	—
Diluted EPS for Class A Common Shares	$2,311	33,293	$0.07
Nine Months Ended January 31, 2021

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$4,755	30,663	$0.16
Common Stock Equivalents	—	622	—
	4,755	31,285	0.15
Class B Common Share Conversion	282	1,822	—
Diluted EPS for Class A Common Shares	$5,037	33,107	$0.15
Three Months Ended January 31, 2020

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$3,098	30,133	$0.10
Common Stock Equivalents	—	713	—
	3,098	30,846	0.10
Class B Common Share Conversion	188	1,822	—
Diluted EPS for Class A Common Shares	$3,286	32,668	$0.10
Nine Months Ended January 31, 2020

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$5,840	29,789	$0.20
Common Stock Equivalents	—	649	—
	5,840	30,438	0.19
Class B Common Share Conversion	357	1,822	—
Diluted EPS for Class A Common Shares	$6,197	32,260	$0.19

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended January 31, 2021

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$129	1,822	$0.07
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	2	—	—
Diluted EPS for Class B Common Shares	$131	1,822	$0.07
Nine Months Ended January 31, 2021

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$282	$1,822	$0.16
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	6	—	—
Diluted EPS for Class B Common Shares	$288	$1,822	$0.16
Three Months Ended January 31, 2020

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$188	$1,822	$0.10
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	—	—	—
Diluted EPS for Class B Common Shares	$188	$1,822	$0.10

Nine Months Ended January 31, 2020

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$357	$1,822	$0.20
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	5	—	—
Diluted EPS for Class B Common Shares	$362	$1,822	$0.20
_______________
*Amounts adjusted for rounding

For the three and nine months ended January 31, 2021, we excluded options to purchase 775,087 and 1,669,870 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2020, we excluded options to purchase

26,000 and 278,116 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2021, we had a total of 4,405,329 options outstanding and as of January 31, 2020, we had a total of 3,998,128 options outstanding.
F. Stock-Based Compensation
During the nine months ended January 31, 2021 and 2020, we granted options for 1,340,000 and 1,093,000 shares of Class A common stock, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The forfeiture rates are estimated using historical data. We recorded stock option compensation cost of approximately $0.7 million and $0.6 million and income tax benefits of approximately $0.2 million and $0.1 million from option exercises during the three months ended January 31, 2021 and 2020, respectively. We recorded stock option compensation cost of approximately $1.9 million and $1.5 million and income tax benefits of approximately $0.5 million and $0.6 million from option exercises during the nine months ended January 31, 2021 and 2020, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.
During the nine months ended January 31, 2021 and 2020, we issued 462,321 and 802,444 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2021 and 2020 based on market value at the exercise dates was approximately $2.8 million and $4.1 million, respectively. As of January 31, 2021, unrecognized compensation cost related to unvested stock option awards approximated $8.0 million, which we expect to recognize over a weighted average period of 1.94 years.
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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2021 and April 30, 2020, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	January 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$79,759	$—	$—	$79,759
Marketable securities	13,369	683	—	14,052
Total	$93,128	$683	$—	$93,811

	April 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$75,256	$—	$—	$75,256
Marketable securities	11,758	3,104	—	14,862
Total	$87,014	$3,104	$—	$90,118
H. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, we have repurchased 1,053,679 shares of Class A common stock at a cost of approximately $6.2 million, which had no impact on fiscal 2021. As of January 31, 2021, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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

In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2021 and 2020 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Revenues:
Supply Chain Management	$22,646	$25,578	$66,679	$71,411
IT Consulting	4,543	4,475	14,602	13,011
Other	494	547	1,561	1,771
	$27,683	$30,600	$82,842	$86,193
Operating income (loss):
Supply Chain Management	$4,713	$6,693	$12,800	$14,904
IT Consulting	83	43	292	210
Other*	(3,861)	(3,917)	(10,641)	(10,655)
	$935	$2,819	$2,451	$4,459
Capital expenditures:
Supply Chain Management	$152	$43	$236	$117
IT Consulting	—	—	—	—
Other*	146	58	225	222
	$298	$101	$461	$339
Capitalized software:
Supply Chain Management	$233	$807	$604	$2,697
IT Consulting	—	—	—	—
Other	—	—	—	—
	$233	$807	$604	$2,697
Depreciation and amortization:
Supply Chain Management	$1,149	$1,785	$4,150	$6,026
IT Consulting	—	2	2	4
Other*	98	95	289	280
	$1,247	$1,882	$4,441	$6,310
Earnings (loss) before income taxes:
Supply Chain Management	$4,803	$6,743	$13,023	$15,259
IT Consulting	83	43	290	209
Other*	(2,519)	(2,989)	(8,140)	(8,794)
	$2,367	$3,797	$5,173	$6,674
*Includes corporate overhead and other common expenses.

K. Major Customers
No single customer accounted for more than 10% of total revenues for the three and nine months ended January 31, 2021 and 2020.

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
M. Subsequent Event
On February 17, 2021, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on May 21, 2021 to Class A and Class B shareholders of record at the close of business on May 7, 2021.

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
Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty and the timing and degree of business recovery; the effects of the COVID-19 pandemic; the irregular pattern of the Company’s revenues; dependence on particular market segments or customers; competitive pressures; market acceptance of the Company’s products and services; technological complexity; undetected software errors; potential product liability or warranty claims; risks associated with new product development; the challenges and risks associated with integration of acquired product lines, companies and services; uncertainty about the viability and effectiveness of strategic alliances, as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this Quarterly Report are based upon information available to us as of the filing date of this Quarterly Report. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below.
ECONOMIC OVERVIEW
For the remainder of fiscal 2021, we expect the global economy to improve modestly when compared to recent periods. We believe information technology spending will incrementally improve over the long term as increased global competition forces companies to improve productivity by upgrading their technology systems, which could result in an improved selling environment. Although this improvement could slow or regress at any time, due in part to concerns related to the effects of the spread of the global virus and trade conflicts on global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While we do not expect that the virus will cause any material adverse changes on our business or financial results for the remainder of the fiscal year, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities. Customers continue to take long periods to evaluate discretionary software purchases.
Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in global credit markets.
In January 2021, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2021. The update noted that, “Although recent vaccine approvals have raised hopes of a turnaround in the pandemic later this year, renewed waves and new variants of the virus pose concerns for the outlook. Amid exceptional uncertainty, the global economy is projected to grow 5.5 percent in 2021 and 4.2 percent in 2022. The 2021 forecast is revised up 0.3 percentage point relative to the previous forecast, reflecting expectations of a vaccine-powered strengthening of activity later in the year and additional policy support in a few large economies.
The projected growth recovery this year follows a severe collapse in 2020 that has had acute adverse impacts on women, youth, the poor, the informally employed, and those who work in contact-intensive sectors. The global growth contraction for 2020 is estimated at -3.5 percent, 0.9 percentage point higher than projected in the previous forecast (reflecting stronger-than-expected momentum in the second half of 2020)."
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

COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2021 and 2020:

	Three Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2021	2020	2021 vs. 2020
Revenues:
Subscription fees	27%	19%	29%
License	2%	12%	(86)%
Professional services and other	34%	34%	(8)%
Maintenance	37%	35%	(6)%
Total revenues	100%	100%	(10)%
Cost of revenues:
Subscription fees	11%	6%	55%
License	1%	5%	(82)%
Professional services and other	26%	25%	(8)%
Maintenance	7%	6%	3%
Total cost of revenues	45%	42%	(6)%
Gross margin	55%	58%	(13)%
Research and development	15%	13%	10%
Sales and marketing	18%	18%	(9)%
General and administrative	18%	17%	(4)%
Amortization of acquisition-related intangibles	—%	—%	(7)%
Total operating expenses	51%	48%	(2)%
Operating income	4%	10%	(67)%
Other income:
Interest income	—%	1%	(75)%
Other, net	5%	2%	117%
Earnings before income taxes	9%	13%	(38)%
Income tax expense	—%	2%	(89)%
Net earnings	9%	11%	(30)%

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2021 and 2020:

	Nine Months Ended January 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2021	2020	2021 vs. 2020
Revenues:
Subscription fees	25%	18%	32%
License	2%	8%	(73)%
Professional services and other	36%	36%	(6)%
Maintenance	37%	38%	(6)%
Total revenues	100%	100%	(4)%
Cost of revenues:
Subscription fees	11%	8%	31%
License	2%	5%	(62)%
Professional services and other	27%	26%	—%
Maintenance	7%	6%	1%
Total cost of revenues	47%	45%	(1)%
Gross margin	53%	55%	(6)%
Research and development	15%	13%	11%
Sales and marketing	18%	18%	(6)%
General and administrative	17%	17%	(7)%
Amortization of acquisition-related intangibles	—%	—%	(31)%
Total operating expenses	50%	49%	(2)%
Operating income	3%	6%	(45)%
Other income:
Interest income	—%	1%	(75)%
Other, net	3%	1%	146%
Earnings before income taxes	6%	9%	(22)%
Income tax expense	—%	1%	(71)%
Net earnings	6%	8%	(19)%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2021 AND 2020
REVENUES

	Three Months Ended January 31,
				% of Total Revenue
	2021	2020	% Change	2021	2020
	(in thousands)
Subscription fees	$7,486	$5,802	29%	27%	19%
License	$530	3,695	(86)%	2%	12%
Professional services and other	9,495	10,308	(8)%	34%	34%
Maintenance	10,172	10,795	(6)%	37%	35%
Total revenues	$27,683	$30,600	(10)%	100%	100%

	Nine Months Ended January 31,
				% of Total Revenue
	2021	2020	% Change	2021	2020
	(in thousands)
Subscription fees	$20,815	$15,752	32%	25%	18%
License	1,767	6,519	(73)%	2%	8%
Professional services and other	29,551	31,271	(6)%	36%	36%
Maintenance	30,709	32,651	(6)%	37%	38%
Total revenues	$82,842	$86,193	(4)%	100%	100%

For the three months ended January 31, 2021 compared to January 31, 2020 revenues decreased by 10% attributable primarily to a 86% decrease in license revenues, an 8% decrease in professional services and other revenues and a 6% decrease in maintenance revenues, that was partially offset by a 29% increase in subscription fees when compared to the same period last year.
For the nine months ended January 31, 2021 compared to January 31, 2020 revenues decreased by 4% attributable primarily to a 73% decrease in license revenues, a 6% decrease in professional services and other revenues and a 6% decrease in maintenance revenues, that was partially offset by a 32% increase in subscription fees when compared to the same period last year.
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
International revenues represented approximately 15% of total revenues for the three and nine months ended January 31, 2021 compared to 19% and 20% for the same periods in the prior year. Our revenues, particularly our international revenues, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenues from a relatively small number of customers in a given period.

Subscription Fees

	Three Months Ended January 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$7,486	$5,802	29%
Total subscription fee revenues	$7,486	$5,802	29%

	Nine Months Ended January 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$20,815	$15,752	32%
Total subscription fee revenues	$20,815	$15,752	32%

For the three and nine months ended January 31, 2021, subscription fee revenues increased by 29% and 32%, respectively, when compared to the same periods in the prior year primarily due to contracts with a 24% increase in ACV as of January 31, 2021 when compared to the same time last year. This increase is due to the Company selling mostly new and existing customer transactions to cloud subscription revenue. This is evidence of our successful transition to the cloud subscription model.

License Revenues

	Three Months Ended January 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$530	$3,665	(86)%
Other	—	30	(100)%
Total license fee revenues	$530	$3,695	(86)%

	Nine Months Ended January 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$1,751	$6,389	(73)%
Other	$16	$130	(88)%
Total license fee revenues	$1,767	$6,519	(73)%

For the three and nine months ended January 31, 2021, license fee revenues decreased 86% and 73%, respectively, when compared to the same periods in the prior year. For the three and nine months ended January 31, 2021, license fee revenues from our SCM segment decreased 86% and 73%, respectively, when compared to the corresponding periods in the prior year. Since we are transitioning most new customer transactions to cloud subscription revenue, the majority of our current license fee revenue is generated from additional users and expanded scope from our existing customers. For the three and nine months ended January 31, 2021 and 2020, our SCM segment constituted approximately 100% and 99% and 99% and 98%, respectively, of total license fee revenues. Our Other segment license fee revenues decreased by 100% and 88%, respectively, for the three and nine months ended January 31, 2021 when compared to the same periods in the prior year primarily due to timing of sales to our existing ERP customers for additional users.

    The direct sales channel provided approximately 85% and 80% of license fee revenues for the three and nine months ended January 31, 2021, compared to approximately 89% and 91% in the comparable periods last year due to larger customers obtained through our direct sales channel moving to the Cloud platform faster than those in the mid-sized market that are primarily served by our indirect sales channel. For the three and nine months ended January 31, 2021, our margins after commissions on direct sales were approximately 84% compared to 90% in each comparable period last year. The decrease in margins is due to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended January 31, 2021 and 2020, our margins after commissions on indirect sales were approximately 61% and 49%, respectively. For the nine months ended January 31, 2021 and 2020, our margins after commissions on indirect sales were approximately 57% and 52%, respectively. The indirect channel margins for the current quarter increased compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Professional Services and Other Revenues

	Three Months Ended January 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$4,762	$5,619	(15)%
IT Consulting	4,543	4,475	2%
Other	190	214	(11)%
Total professional services and other revenues	$9,495	$10,308	(8)%

	Nine Months Ended January 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$14,318	$17,551	(18)%
IT Consulting	14,602	13,011	12%
Other	631	709	(11)%
Total professional services and other revenues	$29,551	$31,271	(6)%

For the three and nine months ended January 31, 2021, professional services and other revenues decreased by 8% and 6%, respectively, due to the decreased professional services and other revenues from our SCM and Other segments. This decrease was partially offset by an increase in professional services and other revenues from our IT Consulting segment. For the three and nine months ended January 31, 2021, our Other segment’s revenues decreased by 11%, in each period, due to a decrease in license fee sales when compared to the same periods last year. For the three and nine months ended January 31, 2021, our SCM segment’s professional services and other revenues decreased 15% and 18%, respectively, primarily due to a slower ramp up of implementation project work due to lower subscription and license fee sales in recent periods. For the three and nine months ended January 31, 2021, our IT Consulting segment’s revenues increased 2% and 12%, respectively, when compared to the same periods in the prior year due to an increase in project work from existing customers. We have observed that there is a tendency for services and other revenues, other than from IT Consulting, to lag changes in license and subscription revenues by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance Revenues

	Three Months Ended January 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$9,867	$10,492	(6)%
Other	305	303	1%
Total maintenance revenues	$10,172	$10,795	(6)%

	Nine Months Ended January 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$29,794	$31,720	(6)%
Other	915	931	(2)%
Total maintenance revenues	$30,709	$32,651	(6)%

For both the three and nine months ended January 31, 2021, maintenance revenues decreased 6%, when compared to the same periods in the prior year. Our SCM maintenance revenue decreased 6% for both the three and nine months ended January 31, 2021, when compared to the same periods last year due to normal customer attrition and lower license fee revenue in recent periods. The SCM segment accounted for 97% of total maintenance revenues for both the three and nine months ended January 31, 2021 and for the same periods in the prior year. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since licenses are the source of maintenance customers.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2021	%	2020	%	2021	%	2020	%
Gross margin on subscription fees	$4,424	59%	$3,826	66%	$12,048	58%	$9,041	57%
Gross margin on license fees	242	46%	2,113	57%	251	14%	2,550	39%
Gross margin on professional services and other	2,317	24%	2,544	25%	6,919	23%	8,559	27%
Gross margin on maintenance	8,278	81%	8,959	83%	25,101	82%	27,100	83%
Total gross margin	$15,261	55%	$17,442	58%	$44,319	53%	$47,250	55%
    For the three and nine months ended January 31, 2021, our total gross margin percentages decreased by 3% and 2%, respectively, when compared to the same periods in the prior year primarily due to lower margins across all revenue streams.
Gross Margin on Subscription Fees
    For the three and nine months ended January 31, 2021, our gross margin percentage on subscription fee revenue decreased from 66% to 59% and increased from 57% to 58%, respectively, when compared to the same periods in the prior year, primarily due to the higher allocation of capitalized software amortization expense, which is the result of higher subscription revenue and lower license fee revenue.
Gross Margin on License Fees
    License fee gross margin percentage for the three and nine months ended January 31, 2021 decreased when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.

Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenues decreased to 24% for the three months ended January 31, 2021 from 25% for the three months ended January 31, 2020 and decreased to 23% for the nine months ended January 31, 2021 from 27% for the nine months ended January 31, 2020. This decrease was primarily due to lower gross margins in our Other segment, for which gross margin decreased to 29% from 44% for the three months ended January 31, 2021 and 2020, respectively, due to lower margin projects year to date. Our IT Consulting segment professional services gross margin increased to 18% from 17% for the three months ended January 31, 2021 and 2020, respectively, due to higher margin projects in the current quarter. Our SCM segment professional services gross margin increased to 31% from 30% for the three months ended January 31, 2021 and 2020, respectively, due to cost containment efforts. Professional services and other gross margin is directly related to the level of services and other revenues.
For the nine months ended January 31, 2021 and 2020, SCM segment professional services gross margins decreased to 30% from 33%, respectively, due to lower billing utilization, an increase in vacations and customers delaying project start dates compared to the same period in the prior year. Our Other segment professional services gross margin decreased to 38% from 49% for the nine months ended January 31, 2021 and 2020, respectively, due to lower margin projects year to date. Our IT Consulting segment professional services gross margin decreased to 17% from 19% for the nine months ended January 31, 2021 and 2020, respectively, due to lower margin projects. Professional services and other gross margin is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively inelastic in the short term.
Gross Margin on Maintenance
    Maintenance gross margin percentage decreased 2% and 1% for the three and nine months ended January 31, 2021 when compared to the same period in the prior year. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended January 31,				Nine Months Ended January 31,
	2021	2020	% of Revenues		2021	2020	% of Revenues
			2021	2020			2021	2020
	(in thousands)
Research and development	$4,242	$3,853	15%	13%	$12,674	$11,390	15%	13%
Sales and marketing	$5,029	$5,519	18%	18%	$15,202	$16,246	18%	18%
General and administrative	$5,002	$5,194	18%	17%	$13,833	$14,923	17%	17%
Amortization of acquisition-related intangible assets	$53	$57	—%	—%	$159	$232	—%	—%
Other income, net	$1,432	$978	5%	3%	$2,722	$2,215	3%	2%
Income tax expense	$56	$511	—%	2%	$136	$477	—%	1%

Research and Development
Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended January 31,
	2021	2020	% Change
	(in thousands)
Total capitalized computer software development costs	$233	$807	(71)%
Percentage of gross product research and development costs	5%	17%
Total research and development expense	$4,242	$3,853	10%
Percentage of total revenues	15%	13%
Total gross product research and development expense and capitalized computer software development costs	$4,475	$4,660	(4)%
Percentage of total revenues	16%	15%
Total amortization of capitalized computer software development costs *	$997	$1,408	(29)%

	Nine Months Ended January 31,
	2021	2020	% Change
	(in thousands)
Total capitalized computer software development costs	$604	$2,697	(78)%
Percentage of gross product research and development costs	5%	19%
Total research and development expense	$12,674	$11,390	11%
Percentage of total revenues	15%	13%
Total gross product research and development expense and capitalized computer software development costs	$13,278	$14,087	(6)%
Percentage of total revenues	16%	16%
Total amortization of capitalized computer software development costs *	$3,257	$4,545	(28)%
*Included in cost of license fees and subscription fees.
    For the three and nine months ended January 31, 2021, gross product research and development costs decreased 4% and 6%, respectively, when compared to the same periods in the previous year, primarily due to a decrease in the use of third-party contractors and personnel costs. We expect capitalized product development costs to decrease due to the timing of projects and an increase in agile software programming that accelerate the software releases to weeks from months. We expect capitalized software amortization expense to be relatively stable in the coming quarters. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense and telephone expense.
Sales and Marketing
    For the three and nine months ended January 31, 2021, sales and marketing expenses decreased 9% and 6%, respectively, when compared to the same periods a year ago, primarily due to a decreases in trade shows, variable compensation and travel due to the COVID-19 pandemic.
General and Administrative
    For the three and nine months ended January 31, 2021, general and administrative expenses decreased 4% and 7%, respectively, when compared to the same periods a year ago, primarily due to a decrease in variable compensation, personnel costs and legal fees.
At January 31, 2021, the total number of employees was 429 compared to 428 at January 31, 2020.

Operating Income/(Loss)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Supply Chain Management	$4,713	$6,693	(30)%	$12,800	$14,904	(14)%
IT Consulting	83	43	93%	292	210	39%
Other*	(3,861)	(3,917)	(1)%	(10,641)	(10,655)	—%
Total Operating Income	$935	$2,819	(67)%	$2,451	$4,459	(45)%
*    Includes all corporate overhead and other shared expenses.

    Our SCM segment operating income decreased by 30% and 14% for the three and nine months ended January 31, 2021, respectively, compared to the same periods in the prior year primarily due to lower gross margins.

    Our IT Consulting segment operating income increased for the three and nine months ended January 31, 2021, compared to same periods last year primarily due to increased revenues and lower personnel costs.

    Our Other segment operating loss remained relatively flat for the three and nine months ended January 31, 2021, respectively, when compared to the same periods in the prior year.
Other Income
    Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. Other income was approximately $1.4 million for the three months ended January 31, 2021 compared to $1.0 million for the same period last year. The increase was primarily due to unrealized gains of $1.2 million in January 31, 2021 compared to unrealized gains of $0.8 million for the same period last year, partially offset by lower interest income of $0.1 million in January 31, 2021 compared to $0.4 million in same period in the prior year.

    Other income was approximately $2.7 million for the nine months ended January 31, 2021 compared to $2.2 million for the same period last year, mainly due to an increase in unrealized gains of $1.9 million compared to $1.0 million for the same period last year and an increase in exchange rate gains of $0.1 million compared to exchange rate losses of $0.4 million for the same period last year. This increase was partially offset by lower interest income of $0.3 million in January 31, 2021 compared to $1.2 million in same period in the prior year.

    For the three and nine months ended January 31, 2021, our investments generated an annualized yield of approximately 1.67% and 1.80%, respectively, compared to approximately 1.47% and 1.78% for the three and nine months ended January 31, 2020.

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

During the three and nine months ended January 31, 2021, we recorded an income tax expense of $56,000 and $136,000, respectively, primarily due to discrete stock compensation benefits of $233,000 and $504,000 respectively, net of normal income tax expense from operations. During the three and nine months ended January 31, 2020, we recorded an income tax expense of $511,000 and $477,000, respectively, primarily due to discrete stock compensation benefits of $0.1 million and $0.6 million respectively, net of normal income tax expense from operations. Before adjusting for these discrete tax benefits, our effective tax rate would have been 16.2% and 14.2%, respectively, in the three and nine months ended January 31, 2021 compared to our effective tax rate of 18.4% and 17.0% in the three and nine months ended January 31, 2020. In addition, research and development and foreign tax credits reduced our effective tax rate by 8.9% and 1.1%, respectively, in the nine months ended January 31, 2021, compared to reductions of 6.5% and 1.2%, respectively, in the nine months ended January 31, 2020.
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
The following table shows information about our cash flows and liquidity positions during the nine months ended January 31, 2021 and 2020. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2020.

	Nine Months Ended January 31,
	2021	2020
Net cash provided by operating activities	$13,933	$13,112
Net cash used in investing activities	(1,065)	(3,036)
Net cash used in financing activities	(5,961)	(2,555)
Net change in cash and cash equivalents	$6,907	$7,521
For the nine months ended January 31, 2021, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to the following: (1) a decrease in purchases of trading securities, (2) a relative decrease in customer accounts receivables caused by the timing of closing customer sales and related collections, (3) a relative decrease in prepaid expenses when compared to an increase in the same period last year due to the timing of purchases and (4) an increase in stock-based compensation expense.
This increase in cash provided by operating activities was partially offset by: (1) lower proceeds from the maturity and sales of trading securities, (2) a relative decrease in deferred revenue due to timing of revenue recognition, (3) a relative decrease in accounts payable and other accruals compared to a relative increase in the same period last year due to timing of payments, (4) a decrease in depreciation and amortization, (5) a decrease in net earnings, (6) higher gains on investments than in the prior year and (7) an increase in deferred income tax.

The decrease in cash used in investing activities when compared to the same period in the prior year was mainly due to a decrease in capitalized computer software development costs, partially offset by an increase in purchases of property and equipment.
The increase in cash used in financing activities compared to the prior year was due primarily to an increase in dividends paid, partially offset by a decrease in proceeds from exercise of stock options.
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure that management uses to understand net total cash generated by our activities:

	As of January 31, (in thousands)
	2021	2020
Cash and cash equivalents	$86,721	$68,809
Short and long-term investments	14,052	27,478
Total cash and short and long-term investments	100,773	96,287
Net increase in total cash and investments (nine months ended January 31)	$6,097	$7,805
Our total activities used more cash and investments during the nine months ended January 31, 2021, when compared to the prior year period, in the course of normal business operations.
Days Sales Outstanding in accounts receivable were 65 days as of January 31, 2021, compared to 70 days as of January 31, 2020. This decrease is primarily due to the timing of billings, cash collections and delays in customer payments due to the COVID-19 pandemic. Our current ratio on January 31, 2021 was 2.9 to 1 and on January 31, 2020 was 2.6 to 1.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $100.8 million in cash and investments with no debt as of January 31, 2021, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through January 31, 2021, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of January 31, 2021, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
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

Item 3    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In the three and nine months ended January 31, 2021, we generated approximately 15% of our revenues outside the United States. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S., Australian and New Zealand dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate gains of approximately $0.1 million for both the three and nine months ended January 31, 2021, compared to exchange rate losses of approximately $0.1 million and $0.4 million for the three and nine months January 31, 2020. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $0.3 million exchange rate gain or loss for the three and nine months ended January 31, 2021. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of January 31, 2021 was approximately $93.8 million compared to $91.8 million as of January 31, 2020.
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

AMERICAN SOFTWARE, INC.

Date: March 5, 2021	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: March 5, 2021	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: March 5, 2021	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer