Form 10-Q
period 2021-07-31
AMERICAN SOFTWARE INC
filed 2021-09-03
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 31, 2021
Class A Common Stock, $.10 par value	31,466,672 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended July 31, 2021

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	July 31, 2021	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$91,854	$88,658
Investments	16,280	16,006
Trade accounts receivable, less allowance for doubtful accounts of $458 at July 31, 2021 and $430 at April 30, 2021:
Billed	22,872	24,438
Unbilled	2,001	2,201
Prepaid expenses and other current assets	6,957	5,320
Total current assets	139,964	136,623
Property and equipment, net of accumulated depreciation of $30,757 at July 31, 2021 and $30,582 at April 30, 2021	3,556	3,428
Capitalized software, net of accumulated amortization of $39,729 at July 31, 2021 and $38,826 at April 30, 2021	3,864	4,767
Goodwill	25,888	25,888
Other intangibles, net of accumulated amortization of $13,069 at July 31, 2021 and $13,015 at April 30, 2021	307	360
Lease right of use assets	1,271	1,454
Deferred sales commissions—noncurrent	2,335	2,474
Other assets	2,271	2,163
Total assets	$179,456	$177,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,028	$1,732
Accrued compensation and related costs	4,121	6,129
Dividends payable	3,651	3,615
Operating lease obligations	693	739
Other current liabilities	1,718	1,307
Deferred revenue	36,921	37,142
Total current liabilities	49,132	50,664
Deferred income taxes	2,602	2,627
Long-term operating lease obligations	674	821
Other long-term liabilities	514	654
Total liabilities	52,922	54,766
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 36,028,566 (31,439,934, net) shares issued and outstanding respectively at July 31, 2021 and 35,629,566 (31,040,934, net) shares issued and outstanding respectively at April 30, 2021	3,603	3,563
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at July 31, 2021 and April 30, 2021; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	164,299	159,492
Retained deficit	(15,991)	(15,287)
Class A treasury stock, 4,588,632 shares at July 31, 2021 and April 30, 2021, at cost	(25,559)	(25,559)
Total shareholders’ equity	126,534	122,391
Commitments and contingencies
Total liabilities and shareholders’ equity	$179,456	$177,157
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2021	2020
Revenue:
Subscription fees	$9,788	$6,363
License	492	787
Professional services and other	9,529	9,814
Maintenance	9,462	10,314
Total revenue	29,271	27,278
Cost of revenue:
Subscription fees	3,224	2,759
License	159	675
Professional services and other	7,010	7,830
Maintenance	1,974	1,773
Total cost of revenue	12,367	13,037
Gross margin	16,904	14,241
Research and development	4,424	4,095
Sales and marketing	6,120	4,744
General and administrative	4,534	4,464
Amortization of acquisition-related intangibles	53	53
Total operating expenses	15,131	13,356
Operating income	1,773	885
Other income:
Interest income	93	126
Other, net	344	1,206
Earnings before income taxes	2,210	2,217
Income tax (benefit)\expense	(737)	183
Net earnings	$2,947	$2,034
Earnings per common share (a):
Basic	$0.09	$0.06
Diluted	$0.09	$0.06
Cash dividends declared per common share	$0.11	$0.11
Shares used in the calculation of earnings per common share:
Basic	33,053	32,339
Diluted	33,946	32,932
______________
(a)Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.09 and $0.06 for the three months ended July 31, 2021 and 2020. See Note D to the Condensed Consolidated Financial Statements.
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Three Months Ended July 31, 2020	Shares	Amount	Shares	Amount

Balance at April 30, 2020	35,000,649	3,500	1,821,587	182	150,312	(9,013)	(25,559)	119,422
Proceeds from stock options exercised	230,747	23	—	—	2,360	—	—	2,383
Stock-based compensation	—	—	—	—	546	—	—	546
Net earnings	—	—	—	—	—	2,034	—	2,034
Dividends declared*	—	—	—	—	—	(3,571)	—	(3,571)
Balance at July 31, 2020	35,231,396	3,523	1,821,587	182	153,218	(10,550)	(25,559)	120,814
For the Three Months Ended July 31, 2021
Balance at April 30, 2021	35,629,566	3,563	1,821,587	182	159,492	(15,287)	(25,559)	122,391
Proceeds from stock options exercised*	399,000	40	—	—	4,032	—	—	4,072
Stock-based compensation	—	—	—	—	775	—	—	775
Net earnings	—	—	—	—	—	2,947	—	2,947
Dividends declared	—	—	—	—	—	(3,651)	—	(3,651)
Balance at July 31, 2021	36,028,566	3,603	1,821,587	182	164,299	(15,991)	(25,559)	126,534
*Amounts adjusted for rounding

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$2,947	$2,034
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,131	1,680
Stock-based compensation expense	775	546
Net gain on investments	(376)	(875)
Deferred income taxes	(25)	61
Changes in operating assets and liabilities:
Purchases of trading securities	(63)	(261)
Proceeds from maturities and sales of trading securities	165	2,745
Accounts receivable, net	1,766	(1,455)
Prepaid expenses and other assets	(1,606)	521
Accounts payable and other liabilities	(1,459)	(1,778)
Deferred revenue	(221)	(1,739)
Net cash provided by operating activities	3,034	1,479
Cash flows from investing activities:
Capitalized computer software development costs	—	(245)
Purchases of property and equipment, net of disposals	(302)	(118)
Net cash used in investing activities	(302)	(363)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,072	2,383
Dividends paid	(3,608)	(3,547)
Net cash provided by\(used in) financing activities	464	(1,164)
Net change in cash and cash equivalents	3,196	(48)
Cash and cash equivalents at beginning of period	88,658	79,814
Cash and cash equivalents at end of period	$91,854	$79,766

Supplemental disclosure of cash flow information:
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,651	$3,571
See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
July 31, 2021
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these Condensed Consolidated Financial Statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at July 31, 2021, results of operations for the three months ended July 31, 2021 and 2020, consolidated statements of shareholders’ equity for the three months ended July 31, 2021 and 2020 and cash flows for the three months ended July 31, 2021 and 2020. The Company’s results for the three months ended July 31, 2021 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2021. The terms “fiscal 2022” and “fiscal 2021” refer to our fiscal years ending April 30, 2022 and 2021, respectively.
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for fiscal 2021 contained in the Annual Report describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/reserves and allowances. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Software, Inc. (“American Software”) and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating taxes for each quarter and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 was effective for the Company beginning May 1, 2021 and would require us to recognize a cumulative effect adjustment to the opening balance of reinvested earnings, if applicable. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements.

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
    Subscription Fees. Subscription fees include SaaS revenue for the right to use the software for a limited period of time in an environment hosted by the Company or by a third party. The customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line; however, the customer has no right to take delivery of the software without incurring a significant penalty. The underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually. The Company’s SaaS solutions represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. Revenue from a SaaS solution is generally recognized ratably over the term of the arrangement.
    Licenses. Our software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer.
    Our software licenses are sold with maintenance under which we provide customers with telephone consulting, product updates on a when and if available basis, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services.
    Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our customers, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the customer is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was approximately $29,000 and $4,000 for the three months ended July 31, 2021 and 2020, respectively.
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
We use judgment in determining the SSP for products and services. For substantially all performance obligations except on-premise licenses, we are able to establish SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Historically our on-premise licenses have not been sold on a standalone basis, as the vast majority of all customers elect to purchase on-premise license maintenance and support contracts at the time of an on-premise license purchase. We are unable to establish the SSP for our on-premise licenses based on observable prices, as the same products are sold for a broad range of prices (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for an on-premise license included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to on-premise license revenue. Maintenance and support contracts are generally priced as a percentage of the net fees paid by the customer to access the on-premise license.
    Contract Balances. Timing of invoicing to customers may differ from timing of revenue recognition and these timing differences result in unbilled accounts receivables or contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheets. Fees for our software licenses are generally due within 30 days of contract execution. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our customers. SaaS solutions and maintenance are typically billed in advance on a monthly, quarterly, or annual basis. Services are typically billed as performed. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include significant financing component. The primary purpose of our invoicing terms is to provide customers with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we are applying the practical expedient to exclude any financing component from consideration for any contracts with payment terms of one year or less since we rarely offer terms extending beyond one year. The consideration in our customer contracts is fixed.
We have an unconditional right to consideration for all goods and services transferred to our customers. That unconditional right to consideration is reflected in billed and unbilled accounts receivable in the accompanying condensed consolidated balance sheets in accordance with ASC Topic 606.

Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice customers for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the three months ended July 31, 2021, we recognized $16.3 million of revenue that was included in the deferred revenue balance as of April 30, 2021.

	July 31, 2021	April 30, 2021
	(in thousands)

Deferred revenue, current	36,921	37,142
Deferred revenue, long-term*	395	540
Total deferred revenue	$37,316	$37,682
*included in other long-term liabilities on the accompanying condensed consolidated balance sheet
    Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of July 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $122 million. The Company expects to recognize revenue on approximately 45% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
    Disaggregated Revenue. The Company disaggregates revenue from contracts with customers by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Revenue:
Domestic	$24,427	$23,140
International	4,844	4,138
	$29,271	$27,278
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
    Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and deferred sales commissions—noncurrent, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at July 31, 2021 and April 30, 2021 were $3.7 million and $3.9 million, respectively. Amortization of sales commissions was $0.5 million and $0.4 million for the three months ended July 31, 2021 and 2020, respectively, which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
C. Declaration of Dividend Payable
On May 27, 2021, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on August 27, 2021 to Class A and Class B shareholders of record at the close of business on August 13, 2021.
D. Earnings Per Common Share
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2021		Three Months Ended July 31, 2020
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.11	$0.11
Undistributed losses	(0.02)	(0.02)	(0.05)	(0.05)
Total	$0.09	$0.09	$0.06	$0.06
Distributed earnings	$3,457	$202	$3,370	$201
Undistributed losses	(673)	(39)	(1,450)	(87)
Total	$2,784	$163	$1,920	$114
Basic weighted average common shares outstanding	31,231	1,822	30,517	1,822
Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended July 31, 2021

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,784	31,231	$0.09
Common Stock Equivalents	—	893	—
	2,784	32,124	0.09
Class B Common Share Conversion	163	1,822	—
Diluted EPS for Class A Common Shares	$2,947	33,946	$0.09

Three Months Ended July 31, 2020

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$1,920	30,517	$0.06
Common Stock Equivalents	—	593	—
	1,920	31,110	0.06
Class B Common Share Conversion	114	1,822	—
Diluted EPS for Class A Common Shares	$2,034	32,932	$0.06

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended July 31, 2021

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$163	1,822	$0.09
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	1	—	—
Diluted EPS for Class B Common Shares	$164	1,822	$0.09
Three Months Ended July 31, 2020

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$114	1,822	$0.06
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	2	—	—
Diluted EPS for Class B Common Shares	$116	1,822	$0.06
_______________
*Amounts adjusted for rounding

For the three months ended July 31, 2021 and 2020, we excluded options to purchase 315,924 and 647,935, respectively of Class A Common Shares from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2021, we had a total of 4,068,233 options outstanding and as of July 31, 2020, we had a total of 3,959,903 options outstanding.
E. Stock-Based Compensation
During the three months ended July 31, 2021 and 2020, we granted options for 377,500 and 535,000 shares of Class A common stock, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The forfeiture rates are estimated using historical data. We recorded stock option compensation cost of approximately $0.8 million and $0.5 million and income tax benefits of approximately $1,177,000 and $234,000 from option exercises during the three months ended July 31, 2021 and 2020, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

During the three months ended July 31, 2021 and 2020, we issued 399,000 and 230,747 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2021 and 2020 based on market value at the exercise dates was approximately $5.5 million and $1.4 million, respectively. As of July 31, 2021, unrecognized compensation cost related to unvested stock option awards approximated $8.4 million, which we expect to recognize over a weighted average period of 1.9 years.
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
The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2021 and April 30, 2021, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	July 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$85,058	$—	$—	$85,058
Marketable securities	15,778	502	—	16,280
Total	$100,836	$502	$—	$101,338

	April 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	81,720	—	—	81,720
Marketable securities	15,332	674	—	16,006
Total	97,052	674	—	97,726

G. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, we have repurchased 1,053,679 shares of Class A common stock at a cost of approximately $6.2 million, which had no impact on fiscal 2022. As of July 31, 2021, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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
The SCM segment consists of Logility and DMI. Both operating companies leverage a single platform spanning eight supply chain process areas, including demand optimization, inventory optimization, supply optimization, retail optimization, quality and compliance, PLM, sourcing management and integrated business planning. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm, which provide s support for our software products, such as software enhancements, documentation, updates, customer education, consulting, systems integration services, maintenance and support services. The Other segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) unallocated corporate overhead expenses.
All of our revenue is derived from external customers. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.

In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2021 and 2020 (in thousands):

	Three Months Ended July 31,
	2021	2020
Revenue:
Supply Chain Management	$24,251	$21,736
IT Consulting	4,476	5,026
Other	544	516
	$29,271	$27,278
Operating income (loss):
Supply Chain Management	$5,356	$4,105
IT Consulting	163	106
Other	(3,746)	(3,326)
	$1,773	$885
Capital expenditures:
Supply Chain Management	$302	$39
IT Consulting	—	—
Other	—	79
	$302	$118
Capitalized software:
Supply Chain Management	$—	$245
IT Consulting	—	—
Other	—	—
	$—	$245
Depreciation and amortization:
Supply Chain Management	$1,034	$1,586
IT Consulting	—	1
Other	97	93
	$1,131	$1,680
Earnings (loss) before income taxes:
Supply Chain Management	$5,261	$4,376
IT Consulting	163	104
Other	(3,214)	(2,263)
	$2,210	$2,217

J. Major Customers
No single customer accounted for more than 10% of total revenue for the three months ended July 31, 2021 and 2020.

K. Contingencies
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
L. Subsequent Event
On August 19, 2021, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on December 3, 2021 to Class A and Class B shareholders of record at the close of business on November 19, 2021.

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
Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenue, dependence on particular market segments or customers, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, the challenges and risks associated with integration of acquired product lines, companies and services, as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this Quarterly Report are based upon information available to us as of the filing date of this Quarterly Report. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below.
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
In July 2021, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2021. The update noted that, “The global economy is projected to grow 6.0 percent in 2021 and 4.9 percent in 2022.The 2021 global forecast is unchanged from the April 2021 WEO, but with offsetting revisions. Prospects for emerging market and developing economies have been marked down for 2021, especially for Emerging Asia. By contrast, the forecast for advanced economies is revised up. These revisions reflect pandemic developments and changes in policy support. The 0.5 percentage-point upgrade for 2022 derives largely from the forecast upgrade for advanced economies, particularly the United States, reflecting the anticipated legislation of additional fiscal support in the second half of 2021 and improved health metrics more broadly across the group."
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
The Company enables enterprises to accelerate their operations from product concept to customer availability. Our brands - Logility and Demand Solutions - provide a single platform spanning eight supply chain process areas, including demand optimization, inventory optimization, supply optimization, retail optimization, quality and compliance, product lifecycle management, sourcing management and integrated business planning. Our platform includes advanced analytics and is fueled by supply chain master data, allowing for the automation of critical business processes through the application of artificial intelligence and machine learning algorithms to a variety of internal and external data streams.

Our primary operating units under our SCM segment include Logility, Inc. and Demand Management, Inc. (“DMI”). Logility is a wholly-owned subsidiary of the Company, and DMI is a wholly-owned subsidiary of Logility. In addition to our core SCM software business, we also offer technology staffing and consulting services through our wholly-owned subsidiary, The Proven Method, Inc., in the IT Consulting segment. The Other segment consists of software and services provided to our legacy enterprise resource planning (“ERP”) customers, as well as corporate overhead and other common expenses.
We derive revenue primarily from four sources: software licenses, subscriptions, professional services and other, and maintenance. We generally determine software license and SaaS fees based on the depth of functionality, contractual term, number of production deployments, users and/or sites licensed and/or subscribed. Professional services and other revenue consist primarily of fees from software implementation, training, and consulting services. We bill primarily under time and materials arrangements and recognize revenue as we perform services. SaaS and maintenance agreements typically are for a one- to three-year term, commencing at the time of the initial contract. We generally bill these fees, monthly, quarterly and annually in advance under agreements with terms of one to three years, and then recognize the resulting revenue ratably over the term of the agreement. Deferred revenue represents payments or billings for subscriptions and services and maintenance in advance of the time we recognize the related revenue.
Our cost of revenue for licenses and subscriptions includes amortization of capitalized computer software development costs, amortization of acquired developed technology, royalties paid to third-party software vendors, and agent commission expenses related to revenue generated by the indirect channel, primarily from DMI. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, other personnel-related expenses, and agent commission expenses related to maintenance revenue generated by the indirect channel, primarily from DMI. We account for the development costs of software intended for sale in accordance with the Software topic of the FASB ASC. We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenue. We currently expect to fully recover the value of the capitalized software asset recorded on our Condensed Consolidated Balance Sheets; however, if future product revenue are less than management’s current expectations, we may incur a write-down of capitalized software costs.
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
A discussion of a number of additional risk factors associated with our business is included in our Annual Report for fiscal 2021. Additional information and other factors that could affect future financial results may be included, from time to time, in our filings with the Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our condensed consolidated financial statements, if any, see Note A in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in those items for the three months ended July 31, 2021 and 2020:

	Three Months Ended July 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2021	2020	2021 vs. 2020
Revenue:
Subscription fees	33%	23%	54%
License	2%	3%	(37)%
Professional services and other	33%	36%	(3)%
Maintenance	32%	38%	(8)%
Total revenue	100%	100%	7%
Cost of revenue:
Subscription fees	11%	10%	17%
License	1%	2%	(76)%
Professional services and other	24%	29%	(10)%
Maintenance	7%	6%	11%
Total cost of revenue	43%	47%	(5)%
Gross margin	57%	53%	19%
Research and development	15%	15%	8%
Sales and marketing	21%	17%	29%
General and administrative	15%	16%	2%
Amortization of acquisition-related intangibles	—%	—%	—%
Total operating expenses	51%	48%	13%
Operating income	6%	5%	100%
Other income:
Interest income	—%	—%	(26)%
Other, net	1%	4%	(71)
Earnings before income taxes	7%	9%	—%
Income tax (benefits)\expense	(3)%	1%	nm
Net earnings	10%	8%	45%
nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020
REVENUE

	Three Months Ended July 31,
				% of Total Revenue
	2021	2020	% Change	2021	2020
	(in thousands)
Subscription fees	$9,788	$6,363	54%	33%	23%
License	$492	787	(37)%	2%	3%
Professional services and other	9,529	9,814	(3)%	33%	36%
Maintenance	9,462	10,314	(8)%	32%	38%
Total revenue	$29,271	$27,278	7%	100%	100%
For the three months ended July 31, 2021 compared to July 31, 2020 revenue increased by 7% attributable primarily to a 54% increase in subscription fees, that were partially offset by a 37% decrease in license revenue, a 8% decrease in maintenance revenue and a 3% decrease professional services and other revenue in when compared to the same period last year.
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
International revenue represented approximately 17% of total revenue in the three months ended July 31, 2021 compared to 21% for the same period in the prior year. Our revenue, particularly our international revenue, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenue from a relatively small number of customers in a given period.
Subscription Fees

	Three Months Ended July 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$9,788	$6,363	54%
Total subscription fees revenue	$9,788	$6,363	54%
For the three months ended July 31, 2021, subscription fees revenue increased by 54% primarily due to an increase in the number of contracts, contracts with a higher cloud services ACV, as well as an increase in multi-year contracts. This is evidence of our successful transition to the cloud subscription model.
License Revenue

	Three Months Ended July 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$476	$787	(40)%
Other	16	—	100%
Total license revenue	$492	$787	(37)%
For the three months ended July 31, 2021, license fee revenue decreased 37% when compared to the same period in the prior year. In the three months ended July 31, 2021, license fee revenue from our SCM segment decreased 40% when compared to the corresponding period in the prior year. The majority of our current license fee revenue is generated from additional users and expanded scope from our existing customers. For the three months ended July 31, 2021 and 2020, our SCM segment constituted approximately 97% and 100% of total license fee revenue, respectively. Our Other segment license fee revenue increased by 100% for the three months ended July 31, 2021 when compared to the same period in the prior year primarily due to timing of sales to our existing ERP customers.

    The direct sales channel provided approximately 92% of license fee revenue for the three months ended July 31, 2021, compared to approximately 84% in the comparable period last year. For the three months ended July 31, 2021, our margins after commissions on direct sales were approximately 88%, compared to 85% in the comparable period last year. The increase in margins is due to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended July 31, 2021 and 2020, our margins after commissions on indirect sales were approximately 64% and 53%, respectively. The indirect channel margins for the fiscal year increased compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Professional Services and Other Revenue

	Three Months Ended July 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$4,836	$4,575	6%
IT Consulting	4,476	5,026	(11)%
Other	217	213	2%
Total professional services and other revenue	$9,529	$9,814	(3)%

    For the three months ended July 31, 2021, professional services and other revenue decreased by 3%, due to the decreased professional services and other revenue from our IT Consulting segment. For the three months ended July 31, 2021, our IT Consulting segment’s revenue decreased 11% when compared to the same period in the prior year due to a decrease in project work from existing customers. This decrease was partially offset by an increase in professional services and other revenue from our SCM and Other segments. For the three months ended July 31, 2021, our SCM segment’s revenue increased 6%, primarily due to a higher ramp up of implementation project work due to an increase in subscription fees revenue in recent periods. For the three months ended July 31, 2021, our Other segment’s revenue increased 2% due to an increase in license fee sales when compared to the same period last year. We have observed that there is a tendency for services and other revenue, other than from IT Consulting, to lag changes in license and subscription revenue by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenue only as we perform those services.

Maintenance Revenue

	Three Months Ended July 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$9,151	$10,011	(9)%
Other	311	303	3%
Total maintenance revenue	$9,462	$10,314	(8)%

For the three months ended July 31, 2021, maintenance revenue decreased 8% when compared to the same period in the prior year. Our SCM maintenance revenue decreased 9% for the three months ended July 31, 2021, when compared to the same period last year due to a normal customer attrition rate of approximately 9%. The SCM segment accounted for 97% of total maintenance revenue for the three months ended July 31, 2021 and for the same periods in the prior year. Typically, our maintenance revenue have had a direct relationship to current and historic license fee revenue, since licenses are the source of maintenance customers.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended July 31,
	2021	%	2020	%
Gross margin on subscription fees	$6,564	67%	$3,604	57%
Gross margin on license fees	333	68%	112	14%
Gross margin on professional services and other	2,519	26%	1,984	20%
Gross margin on maintenance	7,488	79%	8,541	83%
Total gross margin	$16,904	57%	$14,241	53%
For the three months ended July 31, 2021, our total gross margin percentage increased by 4% when compared to the same period in the prior year primarily due to higher margins on subscription fees revenue, license fee and professional services and other revenue, partially offset by a decrease in maintenance revenue.
Gross Margin on Subscription Fees
    For the three months ended July 31, 2021, our gross margin percentage on subscription fees revenue increased from 57% to 67% when compared to the same period in the prior year, primarily due to the portfolio shift from license fee to subscription revenue.
Gross Margin on License Fees
    License fee gross margin percentage for the three months ended July 31, 2021 increased by 54%, when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenue due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.
Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenue increased to 26% for the three months ended July 31, 2021 from 20% for the three months ended July 31, 2020. This increase was primarily due to higher gross margins in our SCM segment services of 32% and 23% for the three months ended July 31, 2021 and 2020, respectively. This is primarily the result of an increase in professional services and other revenue, which is being driven by an increase in billing utilization rates. Our Other segment professional services gross margin decreased slightly to 42% from 43% for the three months ended July 31, 2021 and 2020, respectively, due to lower margin projects year to date. Our IT Consulting segment professional services gross margin increased to 21% of revenue when compared to 17% the same period last year due to higher margin project work. Professional services and other gross margin is directly related to the level of services and other revenue. The primary component of cost of services and other revenue is services staffing, which is relatively inelastic in the short term.
Gross Margin on Maintenance
    Maintenance gross margin percentage decreased from 83% to 79% for the three months ended July 31, 2021 and July 31, 2020, due to lower maintenance revenue and increase in personnel costs. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended July 31,
	2021	2020	% of Revenue
			2021	2020
	(in thousands)
Research and development	$4,424	$4,095	15%	15%
Sales and marketing	$6,120	$4,744	21%	17%
General and administrative	$4,534	$4,464	15%	16%
Amortization of acquisition-related intangible assets	$53	$53	—%	—%
Other income, net	$437	$1,332	1%	4%
Income tax (benefit)\expense	$(737)	$183	(3)%	1%
Research and Development
Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended July 31,
	2021	2020	% Change
	(in thousands)
Total capitalized computer software development costs	$—	$245	(100)%
Percentage of gross product research and development costs	—%	6%
Total research and development expense	$4,424	$4,095	8%
Percentage of total revenue	15%	15%
Total gross product research and development expense and capitalized computer software development costs	$4,424	$4,340	2%
Percentage of total revenue	15%	16%
Total amortization of capitalized computer software development costs *	$903	$1,218	(26)%
*Included in cost of license fees and subscription fees.
    For the three months ended July 31, 2021, gross product research and development costs increased 2% when compared to the same period in the previous year, primarily due to an increase in the use of third-party contractors and personnel costs. Capitalized software development costs decreased in July 31, 2021 compared to the same period in the prior year, due to the timing of project work and an increase in agile software programming that accelerates the software releases from months to weeks. We expect capitalized software to be immaterial in fiscal 2022. Amortization of capitalized software development decreased 26% in fiscal 2022 when compared to fiscal 2021 as some projects were fully amortized. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.
Sales and Marketing
    For the three months ended July 31, 2021, sales and marketing expenses increased to 21% of revenue when compared to 17% the same period last year due to increased marketing spend and personnel expenses.
General and Administrative
    For the three months ended July 31, 2021, general and administrative expenses increased by 2%, when compared to the same period a year ago, primarily due to an increase in personnel costs and insurance.
At July 31, 2021, the total number of employees was 416 compared to 437 at July 31, 2020.

Operating Income/(Loss)

	Three Months Ended July 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$5,356	$4,105	30%
IT Consulting	163	106	54%
Other*	(3,746)	(3,326)	13%
Total Operating Income	$1,773	$885	100%
*    Includes all corporate overhead and other common expenses.
    Our SCM segment operating income increased by 30% in the three months ended July 31, 2021, compared to the same period in the prior year primarily due to improved gross margins.

    Our IT Consulting segment operating income increased by 54% for the three months ended July 31, 2021, compared to same period last year primarily due to a decrease in sales and thrid-party contractor expenses.

    Our Other segment operating loss increased by 13% for the three months ended July 31, 2021, when compared to the same period in the prior year due to an increase in corporate expenses.
Other Income
    Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended July 31, 2021, the decrease in other income is mainly due to lower unrealized gains on investments when compared to the same period last year. We recorded unrealized gains of approximately $0.4 million and realized losses of approximately $0 for the three months ended July 31, 2021 from our trading securities portfolio. We recorded unrealized gains of approximately $0.9 million and realized losses of approximately $0 for the three months ended July 31, 2020 from our trading securities portfolio.

    For the three months ended July 31, 2021, our investments generated an annualized yield of approximately 1.65%, compared to approximately 2.03% for the three months ended July 31, 2020.
Income Taxes
We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating losses, credit carry-forwards and nonqualified stock options. Under the Income Tax Topic of the FASB ASC, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized.

During the three months ended July 31, 2021, we recorded an income tax benefit of $737,000, primarily due to discrete stock compensation benefits of $1.2 million, net of normal income tax expense from operations. During the three months ended July 31, 2020, we recorded an income tax expense of $183,000, primarily due to discrete stock compensation benefits of $234,000, net of normal income tax expense from operations. Before adjusting for these discrete tax benefits, our effective tax rate would have been 19.9% in the three months ended July 31, 2021 compared to our effective tax rate of 18.7% in the three months ended July 31, 2020. In addition, research and development and foreign tax credits reduced our effective tax rate by 5.7% in the three months ended July 31, 2021, compared to reductions of 6.0% in the three months ended July 31, 2020.
Operating Pattern
We experience an irregular pattern of quarterly operating results, caused primarily by fluctuations in both the number and size of software license and subscription contracts received and delivered from quarter to quarter and our ability to recognize revenue in that quarter in accordance with our revenue recognition policies. We expect this pattern to continue.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
Sources and Uses of Cash

Historically we have funded, and we continue to fund, our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash that our operating activities provide generally reflect the changes in net earnings and non-cash operating items plus the effect of changes in operating assets and liabilities, such as investment trading securities, trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue. We have no debt obligations or off-balance sheet financing arrangements, and therefore, we used no cash for debt service purposes.
The following table shows information about our cash flows and liquidity positions during the three months ended July 31, 2021 and 2020. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2021.

	Three Months Ended July 31, (in thousands)
	2021	2020
Net cash provided by operating activities	$3,034	$1,479
Net cash used in investing activities	(302)	(363)
Net cash provided by\(used in) financing activities	464	(1,164)
Net change in cash and cash equivalents	$3,196	$(48)
For the three months ended July 31, 2021, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to the following: (1) a relative decrease in customer accounts receivables caused by the timing of closing customer sales and related collections, (2) a relative smaller decrease in deferred revenue due to timing of revenue recognition, (3) an increase in net earnings, (4) lower gains on investments than in prior year, (5) a relative smaller decrease in accounts payable and other accruals compared to the same period last year due to timing of payments, (6) an increase in stock-based compensation expense and (7) a decrease in purchases of trading securities.
This increase in cash provided by operating activities was partially offset by: (1) a relative increase in prepaid expenses when compared to a decrease in the same period last year due to the timing of purchases, (2) a decrease in the proceeds from the maturity and sales of trading securities, (3) a decrease in depreciation and amortization and (4) a decrease in deferred income taxes.
The decrease in cash used in investing activities when compared to the same period in the prior year was mainly due to a decrease in capitalized computer software development costs, which was partially offset by an increase in purchases of property and equipment.
The increase in cash provided by financing activities compared to the prior year was due primarily to an increase in proceeds from exercise of stock options, which was partially offset by an increase in dividends paid.
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of July 31, (in thousands)
	2021	2020
Cash and cash equivalents	$91,854	$79,766
Short and long-term investments	16,280	13,253
Total cash and short and long-term investments	108,134	93,019
Net increase/decrease in total cash and investments (three months ended July 31)	$3,470	$(1,657)
Our total activities used less cash and investments during the months ended July 31, 2021, when compared to the prior year period, in the course of normal business operations.
Days Sales Outstanding in accounts receivable were 78 days as of July 31, 2021, compared to 88 days as of July 31, 2020. This decrease is primarily due to the timing of billings and cash collections. Our current ratio was 2.8 to 1 on July 31, 2021 and 2020.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $108.1 million in cash and investments with no debt as of July 31, 2021, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2021, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of July 31, 2021, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have based the following discussion and analysis of financial condition and results of operations on our condensed consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Note 1 to the Condensed Consolidated Financial Statements for the fiscal year ended in our Annual Report for fiscal 2021, describes the significant accounting policies that we have used in preparing our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
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
Professional Services and Other. Our professional services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. These services are typically optional to our customers, and are distinct from our software. Fees for our professional services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the customer is receiving the benefit from our services as the work is performed. Reimbursements received from customers for out-of-pocket expenses were recorded in revenue and totaled approximately $29,000 for the three months ended July 31, 2021, and approximately $4,000 for the three months ended July 31, 2020.

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

Item 3    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In the three months ended July 31, 2021, we generated approximately 17% of our revenue outside the United States. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S. and New Zealand dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $0.1 million for the three months ended July 31, 2021 compared to an exchange rate gains of approximately $0.1 million for the same period in the prior year. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $0.4 million exchange rate gain or loss for the three months ended July 31, 2021. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of July 31, 2021 was approximately $101.3 million compared to $86.8 million as of July 31, 2020.
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

Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report for fiscal 2021. There have been no material changes to the risk factors as previously disclosed in such Annual Report.

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

AMERICAN SOFTWARE, INC.

Date: September 3, 2021	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: September 3, 2021	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: September 3, 2021	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer