Form 10-Q
period 2021-10-31
AMERICAN SOFTWARE INC
filed 2021-12-03
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 1, 2021
Class A Common Stock, $.10 par value	31,676,176 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended October 31, 2021

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	October 31, 2021	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$94,201	$88,658
Investments	17,163	16,006
Trade accounts receivable, less allowance for doubtful accounts of $441 at October 31, 2021 and $430 at April 30, 2021:
Billed	19,662	24,438
Unbilled	2,475	2,201
Prepaid expenses and other current assets	7,375	5,320
Total current assets	140,876	136,623
Property and equipment, net of accumulated depreciation of $30,936 at October 31, 2021 and $30,581 at April 30, 2021	3,689	3,428
Capitalized software, net of accumulated amortization of $40,536 at October 31, 2021 and $38,826 at April 30, 2021	3,057	4,767
Goodwill	25,888	25,888
Other intangibles, net of accumulated amortization of $13,121 at October 31, 2021 and $13,015 at April 30, 2021	254	360
Lease right of use assets	1,249	1,454
Deferred sales commissions—noncurrent	2,256	2,474
Other assets	2,339	2,163
Total assets	$179,608	$177,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,994	$1,732
Accrued compensation and related costs	4,281	6,129
Dividends payable	3,676	3,615
Operating lease obligations	665	739
Other current liabilities	611	1,307
Deferred revenue	35,968	37,142
Total current liabilities	47,195	50,664
Deferred income taxes	2,527	2,627
Long-term operating lease obligations	669	821
Other long-term liabilities	370	654
Total liabilities	50,761	54,766
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 36,174,808 (31,586,176, net) shares issued and outstanding respectively at October 31, 2021 and 35,629,566 (31,040,934, net) shares issued and outstanding respectively at April 30, 2021	3,617	3,563
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at October 31, 2021 and April 30, 2021; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	166,969	159,492
Retained deficit	(16,362)	(15,287)
Class A treasury stock, 4,588,632 shares at October 31, 2021 and April 30, 2021, at cost	(25,559)	(25,559)
Total shareholders’ equity	128,847	122,391
Commitments and contingencies
Total liabilities and shareholders’ equity	$179,608	$177,157
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Subscription fees	$10,361	$6,966	20,149	13,329
License	805	450	$1,297	$1,237
Professional services and other	10,779	10,242	20,308	20,056
Maintenance	9,266	10,223	18,728	20,537
Total revenue	31,211	27,881	60,482	55,159
Cost of revenue:
Subscription fees	3,404	2,946	6,628	5,705
License	198	553	357	1,228
Professional services and other	7,477	7,624	14,487	15,454
Maintenance	1,746	1,941	3,720	3,714
Total cost of revenue	12,825	13,064	25,192	26,101
Gross margin	18,386	14,817	35,290	29,058
Research and development	4,278	4,337	8,702	8,432
Sales and marketing	5,892	5,429	12,012	10,173
General and administrative	5,476	4,367	10,010	8,831
Amortization of acquisition-related intangibles	53	53	106	106
Total operating expenses	15,699	14,186	30,830	27,542
Operating income	2,687	631	4,460	1,516
Other income\(loss):
Interest income	97	97	190	223
Other, net	833	(139)	1,177	1,067
Earnings before income taxes	3,617	589	5,827	2,806
Income tax expense\(benefit)	303	(103)	(434)	80
Net earnings	$3,314	$692	$6,261	$2,726
Earnings per common share (a):
Basic	$0.10	$0.02	$0.19	$0.08
Diluted	$0.10	$0.02	$0.18	$0.08
Cash dividends declared per common share	$0.11	$0.11	$0.22	$0.22
Shares used in the calculation of earnings per common share:
Basic	33,337	32,489	33,195	32,414
Diluted	34,685	32,896	34,448	32,919
______________
(a)Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.10 and $0.02 for the three months ended October 31, 2021 and 2020 and $0.19 and $0.09 for the six months ended October 31, 2021 and 2020. See Note D to the Condensed Consolidated Financial Statements.
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Three Months Ended October 31, 2020	Shares	Amount	Shares	Amount

Balance at July 31, 2020	35,231,396	3,523	1,821,587	182	153,218	(10,550)	(25,559)	120,814
Proceeds from stock options exercised	46,450	5	—	—	466	—	—	471
Stock-based compensation	—	—	—	—	651	—	—	651
Net earnings	—	—	—	—	—	692	—	692
Dividends declared*	—	—	—	—	—	(3,575)	—	(3,575)
Balance at October 31, 2020	35,277,846	3,528	1,821,587	182	154,335	(13,433)	(25,559)	119,053
For the Three Months Ended October 31, 2021
Balance at July 31, 2021	36,028,566	3,603	1,821,587	182	164,299	(15,991)	(25,559)	126,534
Proceeds from stock options exercised*	146,242	14	—	—	1,628	—	—	1,642
Stock-based compensation	—	—	—	—	1,042	—	—	1,042
Net earnings	—	—	—	—	—	3,314	—	3,314
Dividends declared*	—	—	—	—	—	(3,685)	—	(3,685)
Balance at October 31, 2021	36,174,808	3,617	1,821,587	182	166,969	(16,362)	(25,559)	128,847
*Amounts adjusted for rounding

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Six Months Ended October 31, 2020	Shares	Amount	Shares	Amount

Balance at April 30, 2020	35,000,649	3,500	1,821,587	182	150,312	(9,013)	(25,559)	119,422
Proceeds from stock options exercised	277,197	28	—	—	2,825	—	—	2,853
Stock-based compensation	—	—	—	—	1,198	—	—	1,198
Net earnings	—	—	—	—	—	2,726	—	2,726
Dividends declared*	—	—	—	—	—	(7,146)	—	(7,146)
Balance at October 31, 2020	35,277,846	3,528	1,821,587	182	154,335	(13,433)	(25,559)	119,053
For the Six Months Ended October 31, 2021
Balance at April 30, 2021	35,629,566	3,563	1,821,587	182	159,492	(15,287)	(25,559)	122,391
Proceeds from stock options exercised*	545,242	54	—	—	5,660	—	—	5,714
Stock-based compensation	—	—	—	—	1,817	—	—	1,817
Net earnings	—	—	—	—	—	6,261	—	6,261
Dividends declared*	—	—	—	—	—	(7,336)	—	(7,336)
Balance at October 31, 2021	36,174,808	3,617	1,821,587	182	166,969	(16,362)	(25,559)	128,847
*Amounts adjusted for rounding
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$6,261	$2,726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,170	3,194
Stock-based compensation expense	1,817	1,198
Net gain on investments	(1,193)	(803)
Deferred income taxes	(99)	(344)
Changes in operating assets and liabilities:
Purchases of trading securities	(174)	(285)
Proceeds from maturities and sales of trading securities	210	3,119
Accounts receivable, net	4,502	4,009
Prepaid expenses and other assets	(2,013)	322
Accounts payable and other liabilities	(2,595)	(3,344)
Deferred revenue	(1,174)	(3,021)
Net cash provided by operating activities	7,712	6,771
Cash flows from investing activities:
Capitalized computer software development costs	—	(371)
Purchases of property and equipment, net of disposals	(615)	(163)
Net cash used in investing activities	(615)	(534)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,714	2,853
Dividends paid	(7,268)	(7,118)
Net cash used in financing activities	(1,554)	(4,265)
Net change in cash and cash equivalents	5,543	1,972
Cash and cash equivalents at beginning of period	88,658	79,814
Cash and cash equivalents at end of period	$94,201	$81,786

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$176	$205
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,676	$3,576
See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
October 31, 2021
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these Condensed Consolidated Financial Statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at October 31, 2021, results of operations for the three and six months ended October 31, 2021 and 2020, consolidated statements of shareholders’ equity for the three and six months ended October 31, 2021 and 2020 and cash flows for the six months ended October 31, 2021 and 2020. The Company’s results for the three months ended October 31, 2021 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2021. The terms “fiscal 2022” and “fiscal 2021” refer to our fiscal years ending April 30, 2022 and 2021, respectively.
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
    Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our customers, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the customer is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was approximately $12,000 and $40,000 for the three and six months ended October 31, 2021 and $12,000 and $16,000 for the three and six months ended October 31, 2020, respectively.
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
We use judgment in determining the SSP for products and services. For substantially all performance obligations, except on-premise licenses, we are able to establish SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Historically our on-premise licenses have not been sold on a standalone basis, as the vast majority of all customers elect to purchase on-premise license maintenance and support contracts at the time of an on-premise license purchase. We are unable to establish the SSP for our on-premise licenses based on observable prices, as the same products are sold for a broad range of prices (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for an on-premise license included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to on-premise license revenue. Maintenance and support contracts are generally priced as a percentage of the net fees paid by the customer to access the on-premise license.
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

Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice customers for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the three months ended October 31, 2021, we recognized $17.1 million of revenue that was included in the deferred revenue balance as of July 31, 2021. During the six months ended October 31, 2021, we recognized $27.1 million of revenue that was included in the deferred revenue balance as of April 30, 2021.

	October 31, 2021	April 30, 2021
	(in thousands)

Deferred revenue, current	35,968	37,142
Deferred revenue, long-term*	250	540
Total deferred revenue	$36,218	$37,682
*included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
    Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of October 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $123.3 million. The Company expects to recognize revenue on approximately 47% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
    Disaggregated Revenue. The Company disaggregates revenue from contracts with customers by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue:
Domestic	$26,197	$23,659	$50,624	$46,799
International	5,014	4,222	9,858	8,360
	$31,211	$27,881	$60,482	$55,159
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
    Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and deferred sales commissions—noncurrent, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at October 31, 2021 and April 30, 2021 were $3.7 million and $3.9 million, respectively. Amortization of sales commissions was $0.5 million and $1.0 million for the three and six months ended October 31, 2021, respectively, and $0.5 million and $0.9 million for the three and six months ended October 31, 2020, respectively, which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended October 31, 2021		Six Months Ended October 31, 2021
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.22	$0.22
Undistributed losses	(0.01)	(0.01)	(0.03)	(0.03)
Total	$0.10	$0.10	$0.19	$0.19
Distributed earnings	$3,475	$201	$6,926	$401
Undistributed losses	(342)	(20)	(1,007)	(59)
Total	$3,133	$181	$5,919	$342
Basic weighted average common shares outstanding	31,515	1,822	31,373	1,822

	Three Months Ended October 31, 2020		Six Months Ended October 31, 2020
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.22	$0.22
Undistributed losses	(0.09)	(0.09)	(0.14)	(0.14)
Total	$0.02	$0.02	$0.08	$0.08
Distributed earnings	$3,375	$201	$6,745	$402
Undistributed losses	(2,722)	(162)	(4,172)	(249)
Total	$653	$39	$2,573	$153
Basic weighted average common shares outstanding	30,667	1,822	30,592	1,822

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended October 31, 2021

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$3,133	31,515	$0.10
Common Stock Equivalents	—	1,348	—
	3,133	32,863	0.10
Class B Common Share Conversion	181	1,822	—
Diluted EPS for Class A Common Shares*	$3,314	34,685	$0.10
Six Months Ended October 31, 2021

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$5,919	31,373	$0.19
Common Stock Equivalents	—	1,253	—
	5,919	32,626	0.18
Class B Common Share Conversion	342	1,822	—
Diluted EPS for Class A Common Shares	$6,261	34,448	$0.18

Three Months Ended October 31, 2020

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$653	30,667	$0.02
Common Stock Equivalents	—	407	—
	653	31,074	0.02
Class B Common Share Conversion	39	1,822	—
Diluted EPS for Class A Common Shares	$692	32,896	$0.02

Six Months Ended October 31, 2020

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,573	30,592	$0.08
Common Stock Equivalents	—	505	—
	2,573	31,097	0.08
Class B Common Share Conversion	153	1,822	—
Diluted EPS for Class A Common Shares	$2,726	32,919	$0.08

Diluted EPS for Class B Common Shares Using the Two-Class Method

Three Months Ended October 31, 2021

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$181	1,822	$0.10
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	1	—	—
Diluted EPS for Class B Common Shares	$182	1,822	$0.10
Six Months Ended October 31, 2021

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$342	$1,822	$0.19
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	2	—	—
Diluted EPS for Class B Common Shares	$344	1,822	$0.19

Three Months Ended October 31, 2020

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$39	1,822	$0.02
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	2	—	—
Diluted EPS for Class B Common Shares	$41	1,822	$0.02
Six Months Ended October 31, 2020

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$153	$1,822	$0.08
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	4	—	—
Diluted EPS for Class B Common Shares	$157	1,822	$0.09
_______________
*Amounts adjusted for rounding

For the three and six months ended October 31, 2021, we excluded options to purchase 1,098,815 and 704,554, Class A Common Shares, respectively, and for the three and six months ended October 31, 2020, we excluded options to purchase 1,842,587 and 1,426,760 Class A Common Shares, respectively, from the computation of diluted earnings per Class A

Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2021, we had a total of 4,831,991 options outstanding and as of October 31, 2020, we had a total of 4,378,453 options outstanding.
E. Stock-Based Compensation
During the six months ended October 31, 2021 and 2020, we granted options for 1,308,500 and 1,120,000 shares of Class A common stock, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The forfeiture rates are estimated using historical data. We recorded stock option compensation cost of approximately $1.0 million and $0.7 million and income tax benefits of approximately $439,000 and $38,000 from option exercises during the three months ended October 31, 2021 and 2020, respectively. We recorded stock option compensation cost of approximately $1.8 million and $1.2 million and income tax benefits of approximately $1.6 million and $0.3 million from option exercises during the six months ended October 31, 2021 and 2020, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.
During the six months ended October 31, 2021 and 2020, we issued 545,242 and 277,197 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2021 and 2020 based on market value at the exercise dates was approximately $7.6 million and $1.6 million, respectively. As of October 31, 2021, unrecognized compensation cost related to unvested stock option awards approximated $13.7 million, which we expect to recognize over a weighted average period of 2.07 years.
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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2021 and April 30, 2021, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	October 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$87,275	$—	$—	$87,275
Marketable securities	16,712	451	—	17,163
Total	$103,987	$451	$—	$104,438

	April 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	81,720	—	—	81,720
Marketable securities	15,332	674	—	16,006
Total	97,052	674	—	97,726

G. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, we have repurchased 1,053,679 shares of Class A common stock at a cost of approximately $6.2 million, which had no impact on fiscal 2022. As of October 31, 2021, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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

In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2021 and 2020 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Supply Chain Management	$25,380	$22,297	$49,631	$44,033
IT Consulting	5,226	5,033	9,702	10,059
Other	605	551	1,149	1,067
	$31,211	$27,881	$60,482	$55,159
Operating income\(loss):
Supply Chain Management	$6,718	$3,983	$12,073	$8,087
IT Consulting	336	103	499	209
Other	(4,367)	(3,455)	(8,112)	(6,780)
	$2,687	$631	$4,460	$1,516
Capital expenditures:
Supply Chain Management	$313	$45	$615	$84
IT Consulting	—	—	—	—
Other	—	—	—	79
	$313	$45	$615	$163
Capitalized software:
Supply Chain Management	$—	$126	$—	$371
IT Consulting	—	—	—	—
Other	—	—	—	—
	$—	$126	$—	$371
Depreciation and amortization:
Supply Chain Management	$948	$1,415	$1,982	$3,001
IT Consulting	—	—	—	1
Other	91	99	188	192
	$1,039	$1,514	$2,170	$3,194
Earnings\(loss) before income taxes:
Supply Chain Management	$6,657	$3,845	$11,919	$8,220
IT Consulting	336	103	499	207
Other	(3,376)	(3,359)	(6,591)	(5,621)
	$3,617	$589	$5,827	$2,806

J. Major Customers
No single customer accounted for more than 10% of total revenue for the three and six months ended October 31, 2021 and 2020.

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
L. Subsequent Event
On November 17, 2021, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on February 18, 2022 to Class A and Class B shareholders of record at the close of business on February 4, 2022.

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
In October 2021, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2021. The update noted that, “The global economy is projected to grow 5.9 percent in 2021 and 4.9 percent in 2022 (0.1 percentage point lower for 2021 than in the July 2021 World Economic Outlook (WEO) Update). The downward revision for 2021 reflects a downgrade for advanced economies—in part due to supply disruptions—and for low-income developing countries, largely due to worsening pandemic dynamics. This is partially offset by stronger near term prospects among some commodity-

exporting emerging market and developing economies.Employment is generally expected to continue lagging the recovery in output."
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
•Acquisition Risks. There are risks associated with acquisitions of complementary companies, products and technologies, including the risks that we will not achieve the financial and strategic goals that we contemplate at the time of the transaction. More specifically, in any acquisition, we will face risks and challenges associated with the uncertain value of the acquired business or assets, the difficulty of assimilating operations and personnel, integrating acquired technologies and products and maintaining the loyalty of the customers of the acquired business.
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
COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in those items for the three months ended October 31, 2021 and 2020:

	Three Months Ended October 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2021	2020	2021 vs. 2020
Revenue:
Subscription fees	33%	25%	49%
License	2%	2%	79%
Professional services and other	35%	37%	5%
Maintenance	30%	36%	(9)%
Total revenue	100%	100%	12%
Cost of revenue:
Subscription fees	11%	11%	16%
License	1%	2%	(64)%
Professional services and other	24%	27%	(2)%
Maintenance	6%	7%	(10)%
Total cost of revenue	42%	47%	(2)%
Gross margin	58%	53%	24%
Research and development	14%	16%	(1)%
Sales and marketing	19%	19%	9%
General and administrative	18%	16%	25%
Total operating expenses	51%	51%	11%
Operating income	7%	2%	326%
Other income:
Other, net	3%	—%	nm
Earnings before income taxes	10%	2%	514%
Income tax expense\(benefit)	1%	—%	nm
Net earnings	9%	2%	379%
nm - not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in those items for the six months ended October 31, 2021 and 2020:

	Six Months Ended October 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2021	2020	2021 vs. 2020
Revenue:
Subscription fees	33%	24%	51%
License	2%	2%	5%
Professional services and other	34%	36%	1%
Maintenance	31%	38%	(9)%
Total revenue	100%	100%	10%
Cost of revenue:
Subscription fees	11%	10%	16%
License	1%	2%	(71)%
Professional services and other	24%	28%	(6)%
Maintenance	6%	7%	—%
Total cost of revenue	42%	47%	(3)%
Gross margin	58%	53%	21%
Research and development	14%	15%	3%
Sales and marketing	20%	18%	18%
General and administrative	17%	16%	13%
Total operating expenses	51%	49%	12%
Operating income	7%	4%	194%
Other income:
Other, net	2%	2%	10%
Earnings before income taxes	9%	6%	108%
Income tax expense\(benefit)	(1)%	—%	nm
Net earnings	10%	6%	130%
nm - not meaningful
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2021 AND 2020
REVENUE

	Three Months Ended October 31,
				% of Total Revenue
	2021	2020	% Change	2021	2020
	(in thousands)
Subscription fees	$10,361	$6,966	49%	33%	25%
License	$805	450	79%	2%	2%
Professional services and other	10,779	10,242	5%	35%	37%
Maintenance	9,266	10,223	(9)%	30%	36%
Total revenue	$31,211	$27,881	12%	100%	100%

	Six Months Ended October 31,
				% of Total Revenue
	2021	2020	% Change	2021	2020
	(in thousands)
Subscription fees	$20,149	$13,329	51%	33%	24%
License	$1,297	1,237	5%	2%	2%
Professional services and other	20,308	20,056	1%	34%	36%
Maintenance	18,728	20,537	(9)%	31%	38%
Total revenue	$60,482	$55,159	10%	100%	100%
For the three months ended October 31, 2021 compared to October 31, 2020 revenue increased by 12% attributable primarily to a 79% increase in license revenue, a 49% increase in subscription fees and a 5% increase in professional services and other revenue, partially offset by a 9% decrease in maintenance revenue when compared to the same period last year.
For the six months ended October 31, 2021 compared to October 31, 2020 revenue increased by 10% attributable primarily to a 51% increase in subscription fees, a 5% increase in license revenue and a 1% increase in professional services and other revenue, partially offset by a 9% decrease in maintenance revenue when compared to the same period last year.
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
International revenue represented approximately 16% of total revenue in the three and six months ended October 31, 2021 compared to 15% for the same periods in the prior year. Our revenue, particularly our international revenue, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenue from a relatively small number of customers in a given period.
Subscription Fees

	Three Months Ended October 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$10,361	$6,966	49%
Total subscription fees revenue	$10,361	$6,966	49%

	Six Months Ended October 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$20,149	$13,329	51%
Total subscription fees revenue	$20,149	$13,329	51%
For the three and six months ended October 31, 2021, subscription fees revenue over the same periods last year increased 49% and 51%, respectively primarily due to an increase in the number of contracts, contracts with a higher cloud services ACV, as well as an increase in multi-year contracts. This is evidenced by our successful transition to the cloud subscription model.
License Revenue

	Three Months Ended October 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$800	$434	84%
Other	5	16	(69)%
Total license revenue	$805	$450	79%

	Six Months Ended October 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$1,276	$1,221	5%
Other	21	16	31%
Total license revenue	$1,297	$1,237	5%
For the three and six months ended October 31, 2021, license fee revenue increased 79% and 5%, respectively when compared to the same periods in the prior year. In the three months ended October 31, 2021, license fee revenue from our SCM segment increased 84%, partially offset by a decrease in our Other segment of 69% when compared to the corresponding period in the prior year. The majority of our current license fee revenue is generated from additional users and expanded scope from our existing on-premise customers. For the three and six months ended October 31, 2021 and 2020, our SCM segment constituted approximately 99%, 96%, 98% and 99% of total license fee revenue, respectively. Our Other segment license fee revenue increased by 31% for the six months ended October 31, 2021 when compared to the same period in the prior year primarily due to timing of sales to our existing ERP customers.
    The direct sales channel provided approximately 98% and 96% of license fee revenues for the three and six months ended October 31, 2021, compared to approximately 65% and 77% in the comparable periods last year due to larger customers obtained through our direct sales channel moving to the Cloud platform faster than those in the mid-sized market that are primarily served by our indirect sales channel. For the three and six months ended October 31, 2021, our margins after commissions on direct sales were approximately 90% and 89%, compared to 83% and 84% in the comparable periods last year. The increase in margins is due to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended October 31, 2021 and 2020, our margins after commissions on indirect sales were approximately 67% and 57%, respectively. For the six months ended October 31, 2021 and 2020, our margins after commissions on indirect sales were approximately 65% and 55%, respectively. The indirect channel margins for the fiscal year increased compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Professional Services and Other Revenue

	Three Months Ended October 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$5,263	$4,981	6%
IT Consulting	5,226	5,033	4%
Other	290	228	27%
Total professional services and other revenue	$10,779	$10,242	5%

	Six Months Ended October 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$10,099	$9,556	6%
IT Consulting	9,702	10,059	(4)%
Other	507	441	15%
Total professional services and other revenue	$20,308	$20,056	1%

    For the three and six months ended October 31, 2021, professional services and other revenue increased by 5% and 1%, respectively due to the increased professional services and other revenue from our Other and SCM segments. For the three and six months ended October 31, 2021, our IT Consulting segment’s revenue increased 4% and decreased 4%, respectively when compared to the same period in the prior year due to the demand of project work from existing customers during the applicable period. This was partially offset by an increase in professional services and other revenue from our SCM and Other segments. For the three and six months ended October 31, 2021, our SCM segment’s revenue increased 6%, primarily due to a higher ramp up of implementation project work due to an increase in subscription fees revenue in recent periods. For the three and six months ended October 31, 2021, our Other segment’s revenue increased 27% and 15%, respectively due to the timing of project work with existing customers. We have observed that there is a tendency for services and other revenue, other than from IT Consulting, to lag changes in license and subscription revenue by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenue only as we perform those services.

Maintenance Revenue

	Three Months Ended October 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$8,956	$9,916	(10)%
Other	310	307	1%
Total maintenance revenue	$9,266	$10,223	(9)%

	Six Months Ended October 31,
	2021	2020	% Change
	(in thousands)
Supply Chain Management	$18,107	$19,927	(9)%
Other	621	610	2%
Total maintenance revenue	$18,728	$20,537	(9)%
For the three and six months ended October 31, 2021, maintenance revenue decreased 9% when compared to the same period in the prior year. Our SCM maintenance revenue decreased 10% and 9% for the three and six months ended October 31, 2021, respectively when compared to the same period last year due to a normal customer attrition rate. The SCM segment accounted for 97% of total maintenance revenue for the three and six months ended October 31, 2021 and for the same periods in the prior year. Typically, our maintenance revenue have had a direct relationship to current and historic license fee revenue, since licenses are the source of maintenance customers.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended October 31,				Six Months Ended October 31,
	2021	%	2020	%	2021	%	2020	%
Gross margin on subscription fees	$6,957	67%	$4,020	58%	$13,521	67%	$7,624	57%
Gross margin on license fees	607	75%	(103)	(23)%	940	72%	9	1%
Gross margin on professional services and other	3,302	31%	2,618	26%	5,821	29%	4,602	23%
Gross margin on maintenance	7,520	81%	8,282	81%	15,008	80%	16,823	82%
Total gross margin	$18,386	58%	$14,817	53%	$35,290	58%	$29,058	53%
For the three and six months ended October 31, 2021, our total gross margin percentage increased by 5% when compared to the same periods in the prior year primarily due to higher margins on subscription fees revenue, license fee and professional services and other revenue, partially offset by a decrease in maintenance revenue.
Gross Margin on Subscription Fees
    For the three months ended October 31, 2021, our gross margin percentage on subscription fees revenue increased from 58% to 67% when compared to the same period in the prior year, primarily due to the increased subscription revenue and related cost efficiencies. For the six months ended October 31, 2021, our gross margin percentage on subscription fees revenue increased from 57% to 67% when compared to the same period in the prior year, primarily due to the portfolio shift from license fee to subscription revenue.
Gross Margin on License Fees
    License fee gross margin percentage for the three and six months ended October 31, 2021 increased by 98% and 71%, respectively, when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenue due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.
Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenue increased from 26% to 31% for the three months ended October 31, 2021 and October 31, 2020, primarily due to an increase in revenues, improved utilization and better billing rates. Our gross margins percentage in our SCM segment services increased to 40% from 35% for the three months ended October 31, 2021 and 2020, respectively. This is primarily the result of an increase in professional services and other revenue, which is being driven by an increase in billing rates and utilization. Our Other segment professional services gross margin increased to 42% from 39% for the three months ended October 31, 2021 and 2020, respectively, due to higher margin projects year to date. Our IT Consulting segment professional services gross margin increased to 21% of revenue when compared to 16% the same period last year due to higher margin project work. Professional services and other gross margin is directly related to the level of services and other revenue. The primary component of cost of services and other revenue is services staffing, which is relatively inelastic in the short term.
For the six months ended October 31, 2021 and October 31, 2020, our SCM segment gross margins decreased to 29% from 34%, respectively, due to lower billing utilization, an increase in vacations and customers delaying project start dates compared to the same period in the prior year. Our Other segment professional services gross margin increased to 43% from 41% for the six months ended October 31, 2021 and 2020, respectively, due to higher margin projects year to date. Our IT Consulting segment professional services gross margin increased to 21% from 16% for the six months ended October 31, 2021 and 2020, respectively, due to higher margin projects in the current quarter. Professional services and other gross margin is directly related to the level of services and other revenues.
Gross Margin on Maintenance
    Maintenance gross margin percentage remained flat at 81% for the three months ended October 31, 2021 and October 31, 2020, and decreased from 82% to 80% for the six months ended October 31, 2021 and October 31, 2020, respectively. The decrease is primarily due to lower maintenance revenue and increase in personnel costs, compared to the same period in the prior year. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended October 31,				Six Months Ended October 31,
	2021	2020	% of Revenue		2021	2020	% of Revenue
			2021	2020			2021	2020
	(in thousands)				(in thousands)
Research and development	$4,278	$4,337	14%	16%	$8,702	$8,432	14%	15%
Sales and marketing	$5,892	$5,429	19%	19%	$12,012	$10,173	20%	18%
General and administrative	$5,476	$4,367	18%	16%	$10,010	$8,831	17%	16%
Amortization of acquisition-related intangible assets	$53	$53	—%	—%	$106	$106	—%	—%
Other income (expense), net	$930	$(42)	3%	—%	$1,367	$1,290	2%	2%
Income tax expense\(benefit)	$303	$(103)	1%	—%	$(434)	$80	(1)%	—%
Research and Development
Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended October 31,
	2021	2020	% Change
	(in thousands)
Total capitalized computer software development costs	$—	$126	(100)%
Percentage of gross product research and development costs	—%	3%
Total research and development expense	$4,278	$4,337	(1)%
Percentage of total revenue	14%	16%
Total gross product research and development expense and capitalized computer software development costs	$4,278	$4,463	(4)%
Percentage of total revenue	14%	16%
Total amortization of capitalized computer software development costs *	$807	$1,042	(23)%

	Six Months Ended October 31,
	2021	2020	% Change
	(in thousands)
Total capitalized computer software development costs	$—	$371	(100)%
Percentage of gross product research and development costs	—%	4%
Total research and development expense	$8,702	$8,432	3%
Percentage of total revenue	14%	15%
Total gross product research and development expense and capitalized computer software development costs	$8,702	$8,803	(1)%
Percentage of total revenue	14%	16%
Total amortization of capitalized computer software development costs *	$1,710	$2,260	(24)%
*Included in cost of license fees and subscription fees.
    For the three and six months ended October 31, 2021, gross product research and development costs decreased 4% and 1%, respectively when compared to the same period in the previous year, primarily due to a decrease in the use of third-party contractors. Capitalized software development costs decreased in October 31, 2021 compared to the same period in the prior year, due to an increase in agile software programming that accelerates the software releases from months to weeks. We expect capitalized software costs to be zero in fiscal 2022. For the three and six months ended October 31, 2021, amortization of capitalized software development costs decreased 23% and 24%, respectively, when compared to fiscal 2021 as some projects were fully amortized. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing
    For the three months ended October 31, 2021, sales and marketing expenses remained flat at 19% of revenue when compared to the same period last year due to marketing cost containment. For the six months ended October 31, 2021, sales and marketing expenses increased from 18% to 20% of revenue when compared to the same period last year due to increased marketing spend and variable compensation.
General and Administrative
    For the three and six months ended October 31, 2021, general and administrative expenses increased by 2% and 1%, respectively, when compared to the same periods a year ago, primarily due to an increase in variable compensation, personnel costs and insurance.
At October 31, 2021, the total number of employees was 426 compared to 442 at October 31, 2020.

Operating Income/(Loss)

	Three Months Ended October 31,			Six Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Supply Chain Management	$6,718	$3,983	69%	$12,073	$8,087	49%
IT Consulting	336	103	226%	499	209	139%
Other*	(4,367)	(3,455)	26%	(8,112)	(6,780)	20%
Total Operating Income	$2,687	$631	326%	$4,460	$1,516	194%
*    Includes all corporate overhead and other common expenses.
    Our SCM segment operating income increased by 69% and 49%, respectively for the three and six months ended October 31, 2021, compared to the same periods in the prior year primarily due to improved gross margins.

    Our IT Consulting segment operating income increased by 226% and 139%, respectively for the three and six months ended October 31, 2021, compared to same periods last year primarily due to a decrease in expenses related to sales and third-party contractors.

    Our Other segment operating loss increased by 26% and 20%, respectively for the three and six months ended October 31, 2021, when compared to the same periods in the prior year due primarily to an increase in variable compensation and stock option expenses.
Other Income
    Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended October 31, 2021, the increase in other income is mainly due to higher unrealized gains on investments when compared to the same period last year. We recorded unrealized gains of approximately $0.8 million and realized gains of approximately $0 for the three months ended October 31, 2021 from our trading securities portfolio.

The increase in other income for the six months ended October 31, 2021 is mainly due to an increase in unrealized gains of $1.2 million compared to $0.8 million for the same period last year. This increase was partially offset by higher exchange rate losses of approximately $0.2 million for the six months ended October 31, 2021 compared to $0 for the same period last year.

    For the three and six months ended October 31, 2021, our investments generated an annualized yield of approximately 1.33% and 2.98%, respectively, compared to approximately 1.69% and 3.72% for the same periods in the prior year.
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

During the three and six months ended October 31, 2021, we recorded an income tax expense of $303,000 and an income tax benefit of $433,000, respectively, primarily due to discrete stock compensation benefits of $439,000 and $1.6 million, respectively, net of normal income tax expense from operations. During the three and six months ended October 31, 2020, we recorded an income tax benefit of $103,000 and an income tax expense of $80,000, respectively, primarily due to discrete stock compensation benefits of $38,000 and $272,000 respectively, net of normal income tax expense from operations. Before adjusting for these discrete tax benefits, our effective tax rate would have been 19.8% in the both the three and six months ended October 31, 2021 compared to our effective tax rate of (11.2%) and 12.5%, respectively, in the three and six months ended October 31, 2020. In addition, research and development and foreign tax credits reduced our effective tax rate by 5.4% and 0% in the six months ended October 31, 2021, compared to reductions of 10.8% and 1.3% in the six months ended October 31, 2020.

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
The following table shows information about our cash flows and liquidity positions during the six months ended October 31, 2021 and 2020. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2021.

	Six Months Ended October 31,
	2021	2020
Net cash provided by operating activities	$7,712	$6,771
Net cash used in investing activities	(615)	(534)
Net cash used in financing activities	(1,554)	(4,265)
Net change in cash and cash equivalents	$5,543	$1,972
For the six months ended October 31, 2021, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to the following: (1) an increase in net earnings, (2) a relative smaller decrease in deferred revenue due to timing of revenue recognition, (3) a relative smaller decrease in accounts payable and other accruals compared to the same period last year due to timing of payments, (4) an increase in stock-based compensation expense, (5) a relative larger decrease in customer accounts receivables caused by the timing of closing customer sales and related collections, (6) a decrease in deferred income taxes and (7) a decrease in purchases of trading securities.
This increase in cash provided by operating activities was partially offset by: (1) a relative increase in prepaid expenses when compared to a decrease in the same period last year due to the timing of purchases, (2) a decrease in the proceeds from the maturity and sales of trading securities, (3) a decrease in depreciation and amortization and (4) higher gains on investments than in prior year.
The increase in cash used in investing activities when compared to the same period in the prior year was mainly due to an increase in purchases of property and equipment, which was partially offset by a decrease in capitalized computer software development costs.

The decrease in cash used in financing activities compared to the prior year was due primarily to an increase in proceeds from exercise of stock options, which was partially offset by an increase in dividends paid.
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of October 31, (in thousands)
	2021	2020
Cash and cash equivalents	$94,201	$81,786
Short and long-term investments	17,163	12,829
Total cash and short and long-term investments	111,364	94,615
Net increase/(decrease) in total cash and investments (six months ended October 31)	$6,700	$(61)
Our total activities used less cash and investments during the months ended October 31, 2021, when compared to the prior year period, in the course of normal business operations.
Days Sales Outstanding in accounts receivable were 65 days as of October 31, 2021, compared to 69 days as of October 31, 2020. This decrease is primarily due to the timing of billings and cash collections. Our current ratio was 3.0 to 1 on October 31, 2021 and 2020.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $111.4 million in cash and investments with no debt as of October 31, 2021, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through October 31, 2021, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of October 31, 2021, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have based the following discussion and analysis of financial condition and results of operations on our condensed consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Note 1 to the Consolidated Financial Statements for the fiscal year ended in our Annual Report for fiscal 2021, describes the significant accounting policies that we have used in preparing our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
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
Professional Services and Other. Our professional services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. These services are typically optional to our customers, and are distinct from our software. Fees for our professional services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the customer is receiving the benefit from our services as the work is performed. Reimbursements received from customers for out-of-pocket expenses were recorded in revenue and totaled approximately $12,000 and $40,000 for the three and six months ended October 31, 2021 and $12,000 and $16,000 for the three and six months ended October 31, 2020, respectively
Maintenance and Support. Revenue is derived from maintenance and support services, under which we provide customers with telephone consulting, product updates on a when and if available basis, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Maintenance for perpetual licenses is renewable, generally on an annual basis, at the option of the customer. Maintenance terms typically range from one to three years. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement since the Company is standing ready to provide a series of maintenance services that are substantially the same each period over the term; therefore, time is the best measure of progress. Support services for subscriptions are included in the subscription fees and are recognized as a component of such fees.
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

We use judgment in determining the SSP for products and services. For substantially all performance obligations, except on-premise licenses, we are able to establish SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Our on-premise licenses have not historically been sold on a standalone basis, as the vast majority of all customers elect to purchase on-premise license support contracts at the time of a on-premise license purchase. Support contracts are generally priced as a percentage of the net fees paid by the customer to access the on-premise license. We are unable to establish the SSP for our on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for a on-premise license included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to on-premise license revenue. Maintenance and support contracts are generally priced as a percentage of the net fees paid by the customer to access the on-premise license.

Item 3    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In the three and six months ended October 31, 2021, we generated approximately 16% of our revenue outside the United States. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S. and New Zealand dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $60,000 and $159,000 for the three and six months ended October 31, 2021 compared to an exchange rate gains of approximately $145,000 and $9,000 for the same periods in the prior year. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $0.4 million and $0.3 million exchange rate gain or loss for the three and six months ended October 31, 2021, respectively. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of October 31, 2021 was approximately $104.4 million compared to $87.7 million as of October 31, 2020.
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

AMERICAN SOFTWARE, INC.

Date: December 3, 2021	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: December 3, 2021	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: December 3, 2021	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer