Form 10-Q
period 2022-01-31
AMERICAN SOFTWARE INC
filed 2022-03-04
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 2, 2022
Class A Common Stock, $.10 par value	31,736,063 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended January 31, 2022

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	January 31, 2022	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$98,355	$88,658
Investments	16,463	16,006
Trade accounts receivable, less allowance for doubtful accounts of $443 at January 31, 2022 and $430 at April 30, 2021:
Billed	24,164	24,438
Unbilled	3,255	2,201
Prepaid expenses and other current assets	6,474	5,320
Total current assets	148,711	136,623
Property and equipment, net of accumulated depreciation of $31,040 at January 31, 2022 and $30,581 at April 30, 2021	3,720	3,428
Capitalized software, net of accumulated amortization of $41,293 at January 31, 2022 and $38,826 at April 30, 2021	2,301	4,767
Goodwill	25,888	25,888
Other intangibles, net of accumulated amortization of $13,175 at January 31, 2022 and $13,015 at April 30, 2021	201	360
Lease right of use assets	1,093	1,454
Deferred sales commissions—noncurrent	2,122	2,474
Other assets	2,014	2,163
Total assets	$186,050	$177,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,158	$1,732
Accrued compensation and related costs	5,242	6,129
Dividends payable	3,689	3,615
Operating lease obligations	604	739
Other current liabilities	1,123	1,307
Deferred revenue	38,095	37,142
Total current liabilities	51,911	50,664
Deferred income taxes	2,460	2,627
Long-term operating lease obligations	566	821
Other long-term liabilities	234	654
Total liabilities	55,171	54,766
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 36,307,695 (31,719,063, net) shares issued and outstanding respectively at January 31, 2022 and 35,629,566 (31,040,934, net) shares issued and outstanding respectively at April 30, 2021	3,630	3,563
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at January 31, 2022 and April 30, 2021; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	169,740	159,492
Retained deficit	(17,114)	(15,287)
Class A treasury stock, 4,588,632 shares at January 31, 2022 and April 30, 2021, at cost	(25,559)	(25,559)
Total shareholders’ equity	130,879	122,391
Commitments and contingencies
Total liabilities and shareholders’ equity	$186,050	$177,157
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Revenue:
Subscription fees	$10,856	$7,486	31,005	20,815
License	992	530	$2,289	$1,767
Professional services and other	11,443	9,495	31,751	29,551
Maintenance	9,131	10,172	27,859	30,709
Total revenue	32,422	27,683	92,904	82,842
Cost of revenue:
Subscription fees	3,431	3,062	10,059	8,767
License	240	288	597	1,516
Professional services and other	8,012	7,178	22,499	22,632
Maintenance	1,789	1,894	5,509	5,608
Total cost of revenue	13,472	12,422	38,664	38,523
Gross margin	18,950	15,261	54,240	44,319
Research and development	4,602	4,242	13,304	12,674
Sales and marketing	5,222	5,029	17,234	15,202
General and administrative	5,834	5,002	15,844	13,833
Amortization of acquisition-related intangibles	53	53	159	159
Total operating expenses	15,711	14,326	46,541	41,868
Operating income	3,239	935	7,699	2,451
Other income\(loss):
Interest income	97	90	287	313
Other, net	(5)	1,342	1,172	2,409
Earnings before income taxes	3,331	2,367	9,158	5,173
Income tax expense\(benefit)	391	56	(43)	136
Net earnings	$2,940	$2,311	$9,201	$5,037
Earnings per common share (a):
Basic	$0.09	$0.07	$0.28	$0.16
Diluted	$0.09	$0.07	$0.27	$0.15
Cash dividends declared per common share	$0.11	$0.11	$0.33	$0.33
Shares used in the calculation of earnings per common share:
Basic	33,490	32,628	33,293	32,485
Diluted	34,578	33,293	34,325	33,107
______________
(a)Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.09 and $0.07 for the three months ended January 31, 2022 and 2021 and $0.28 and $0.16 for the nine months ended January 31, 2022 and 2021. See Note D to the Condensed Consolidated Financial Statements.
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Three Months Ended January 31, 2021	Shares	Amount	Shares	Amount

Balance at October 31, 2020	35,277,846	3,528	1,821,587	182	154,335	(13,433)	(25,559)	119,053
Proceeds from stock options exercised	185,124	18	—	—	1,864	—	—	1,882
Stock-based compensation	—	—	—	—	703	—	—	703
Net earnings	—	—	—	—	—	2,311	—	2,311
Dividends declared*	—	—	—	—	—	(3,599)	—	(3,599)
Balance at January 31, 2021	35,462,970	3,546	1,821,587	182	156,902	(14,721)	(25,559)	120,350
For the Three Months Ended January 31, 2022
Balance at October 31, 2021	36,174,808	3,617	1,821,587	182	166,969	(16,362)	(25,559)	128,847
Proceeds from stock options exercised*	132,887	13	—	—	1,678	—	—	1,691
Stock-based compensation	—	—	—	—	1,093	—	—	1,093
Net earnings	—	—	—	—	—	2,940	—	2,940
Dividends declared*	—	—	—	—	—	(3,692)	—	(3,692)
Balance at January 31, 2022	36,307,695	3,630	1,821,587	182	169,740	(17,114)	(25,559)	130,879
*Amounts adjusted for rounding

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Nine Months Ended January 31, 2021	Shares	Amount	Shares	Amount

Balance at April 30, 2020	35,000,649	3,500	1,821,587	182	150,312	(9,013)	(25,559)	119,422
Proceeds from stock options exercised	462,321	46	—	—	4,689	—	—	4,735
Stock-based compensation	—	—	—	—	1,901	—	—	1,901
Net earnings	—	—	—	—	—	5,037	—	5,037
Dividends declared*	—	—	—	—	—	(10,745)	—	(10,745)
Balance at January 31, 2021	35,462,970	3,546	1,821,587	182	156,902	(14,721)	(25,559)	120,350
For the Nine Months Ended January 31, 2022
Balance at April 30, 2021	35,629,566	3,563	1,821,587	182	159,492	(15,287)	(25,559)	122,391
Proceeds from stock options exercised*	678,129	67	—	—	7,338	—	—	7,405
Stock-based compensation	—	—	—	—	2,910	—	—	2,910
Net earnings	—	—	—	—	—	9,201	—	9,201
Dividends declared*	—	—	—	—	—	(11,028)	—	(11,028)
Balance at January 31, 2022	36,307,695	3,630	1,821,587	182	169,740	(17,114)	(25,559)	130,879
*Amounts adjusted for rounding
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$9,201	$5,037
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,170	4,441
(Gain) on sale of fixed assets	(36)	—
Stock-based compensation expense	2,910	1,901
Net gain on investments	(1,073)	(1,945)
Deferred income taxes	(167)	(325)
Changes in operating assets and liabilities:
Purchases of trading securities	(215)	(779)
Proceeds from maturities and sales of trading securities	831	3,534
Accounts receivable, net	(780)	5,248
Prepaid expenses and other assets	(653)	922
Accounts payable and other liabilities	(91)	(1,897)
Deferred revenue	953	(2,204)
Net cash provided by operating activities	14,050	13,933
Cash flows from investing activities:
Capitalized computer software development costs	—	(604)
Purchases of property and equipment, net of disposals	(801)	(461)
Net cash used in investing activities	(801)	(1,065)
Cash flows from financing activities:
Proceeds from exercise of stock options	7,405	4,735
Dividends paid	(10,957)	(10,696)
Net cash used in financing activities	(3,552)	(5,961)
Net change in cash and cash equivalents	9,697	6,907
Cash and cash equivalents at beginning of period	88,658	79,814
Cash and cash equivalents at end of period	$98,355	$86,721

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$180	$485
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,689	$3,597
See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
January 31, 2022
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these Condensed Consolidated Financial Statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at January 31, 2022, results of operations for the three and nine months ended January 31, 2022 and 2021, consolidated statements of shareholders’ equity for the three and nine months ended January 31, 2022 and 2021 and cash flows for the nine months ended January 31, 2022 and 2021. The Company’s results for the three months ended January 31, 2022 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2021. The terms “fiscal 2022” and “fiscal 2021” refer to our fiscal years ending April 30, 2022 and 2021, respectively.
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
    Subscription Fees. Subscription fees include SaaS revenue for the right to use the software for a limited period of time in an environment hosted by the Company in either a public or privately managed data center. The customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line; however, the customer has no right to take delivery of the software without incurring a significant penalty. The underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually. The Company’s SaaS solutions represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. Revenue from a SaaS solution is generally recognized ratably over the term of the arrangement.
    Licenses. Our software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer.
    Our perpetual software licenses are sold with maintenance which services are described below in the Maintenance section.
    Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our customers, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the customer is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was approximately $28,000 and $69,000 for the three and nine months ended January 31, 2022 and $0 and $16,000 for the three and nine months ended January 31, 2021, respectively.
    Maintenance. Revenue is derived from maintenance under which we provide customers with telephone consulting, product updates and releases of new versions of products previously purchased by the customer on a when and if available basis, as well as error reporting and correction services. Maintenance for perpetual licenses is renewable, generally on an annual basis, at the option of the customer. Maintenance terms typically range from one to three years. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement since the Company is standing ready to provide a series of maintenance services that are substantially the same each period over the term; therefore, time is the best measure of progress. Support services for subscriptions are included in the subscription fees and are recognized as a component of such fees.
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
We use judgment in determining the SSP for products and services. For substantially all performance obligations, other than on-premise licenses, we are able to establish SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Historically our on-premise licenses have not been sold on a standalone basis, as the vast majority of all customers elect to purchase on-premise license maintenance and support contracts at the time of an on-premise license purchase. We are unable to establish the SSP for our on-premise licenses based on observable prices, as the same products are sold for a broad range of prices (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for an on-premise license included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to on-premise license revenue. Maintenance and support contracts are generally priced as a percentage of the net fees paid by the customer to access the on-premise license.
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

Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice customers for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the three months ended January 31, 2022, we recognized $17.5 million of revenue that was included in the deferred revenue balance as of October 31, 2021. During the nine months ended January 31, 2022, we recognized $34.4 million of revenue that was included in the deferred revenue balance as of April 30, 2021.

	January 31, 2022	April 30, 2021
	(in thousands)

Deferred revenue, current	38,095	37,142
Deferred revenue, long-term*	105	540
Total deferred revenue	$38,200	$37,682
*included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
    Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of January 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $129 million. The Company expects to recognize revenue on approximately 46% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
    Disaggregated Revenue. The Company disaggregates revenue from contracts with customers by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue:
Domestic	$27,334	$23,668	$77,958	$70,467
International	5,088	4,015	14,946	12,375
	$32,422	$27,683	$92,904	$82,842
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
    Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and deferred sales commissions—noncurrent, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at January 31, 2022 and April 30, 2021 were $3.5 million and $3.9 million, respectively. Amortization of sales commissions was $0.5 million and $1.5 million for the three and nine months ended January 31, 2022, respectively, and $0.5 million and $1.4 million for the three and nine months ended January 31, 2021, respectively, which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
C. Declaration of Dividend Payable
On November 17, 2021, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend was paid on February 18, 2022 to Class A and Class B shareholders of record at the close of business on February 4, 2022.
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended January 31, 2022		Nine Months Ended January 31, 2022
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.33	$0.33
Undistributed losses	(0.02)	(0.02)	(0.05)	(0.05)
Total	$0.09	$0.09	$0.28	$0.28
Distributed earnings	$3,488	$201	$10,426	$602
Undistributed losses	(708)	(41)	(1,727)	(100)
Total	$2,780	$160	$8,699	$502
Basic weighted average common shares outstanding	31,668	1,822	31,471	1,822

	Three Months Ended January 31, 2021		Nine Months Ended January 31, 2021
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.33	$0.33
Undistributed losses	(0.04)	(0.04)	(0.17)	(0.17)
Total	$0.07	$0.07	$0.16	$0.16
Distributed earnings	$3,396	$201	$10,142	$602
Undistributed losses	(1,214)	(72)	(5,387)	(320)
Total	$2,182	$129	$4,755	$282
Basic weighted average common shares outstanding	30,806	1,822	30,663	1,822

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended January 31, 2022

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,780	31,668	$0.09
Common Stock Equivalents	—	1,088	—
	2,780	32,756	0.09
Class B Common Share Conversion*	160	1,822	—
Diluted EPS for Class A Common Shares	$2,940	34,578	$0.09
Nine Months Ended January 31, 2022

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$8,699	31,471	$0.28
Common Stock Equivalents	—	1,032	—
	8,699	32,503	0.27
Class B Common Share Conversion	502	1,822	—
Diluted EPS for Class A Common Shares	$9,201	34,325	$0.27

Three Months Ended January 31, 2021

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,182	30,806	$0.07
Common Stock Equivalents	—	665	—
	2,182	31,471	0.07
Class B Common Share Conversion	129	1,822	—
Diluted EPS for Class A Common Shares	$2,311	33,293	$0.07

Nine Months Ended January 31, 2021

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$4,755	30,663	$0.16
Common Stock Equivalents	—	622	—
	4,755	31,285	0.15
Class B Common Share Conversion	282	1,822	—
Diluted EPS for Class A Common Shares	$5,037	33,107	$0.15

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended January 31, 2022

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$160	1,822	$0.09
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	2	—	—
Diluted EPS for Class B Common Shares	$162	1,822	$0.09
Nine Months Ended January 31, 2022

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$502	$1,822	$0.28
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	4	—	—
Diluted EPS for Class B Common Shares	$506	1,822	$0.28

Three Months Ended January 31, 2021

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$129	1,822	$0.07
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	2	—	—
Diluted EPS for Class B Common Shares	$131	1,822	$0.07
Nine Months Ended January 31, 2021

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$282	$1,822	$0.16
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	6	—	—
Diluted EPS for Class B Common Shares	$288	1,822	$0.16
_______________
*Amounts adjusted for rounding

For the three and nine months ended January 31, 2022, we excluded options to purchase 890,783 and 858,210, Class A Common Shares, respectively, and for the three and nine months ended January 31, 2021, we excluded options to purchase 775,087 and 1,669,870 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2022, we had a total of 4,743,104 options outstanding and as of January 31, 2021, we had a total of 4,405,329 options outstanding.
E. Stock-Based Compensation
During the nine months ended January 31, 2022 and 2021, we granted options for 1,438,500 and 1,340,000 shares of Class A common stock, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The forfeiture rates are estimated using historical data. We recorded stock option compensation cost of approximately $1.1 million and $0.7 million and income tax benefits of approximately $326,682 and $232,882 from option exercises during the three months ended January 31, 2022 and 2021, respectively. We recorded stock option compensation cost of approximately $2.9 million and $1.9 million and income tax benefits of approximately $1.9 million and $0.5 million from option exercises during the nine months ended January 31, 2022 and 2021, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.
During the nine months ended January 31, 2022 and 2021, we issued 678,129 and 462,321 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2022 and 2021 based on market value at the exercise dates was approximately $9.1 million and $2.8 million, respectively. As of January 31, 2022, unrecognized compensation cost related to unvested stock option awards approximated $13.1 million, which we expect to recognize over a weighted average period of two years.
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

The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2022 and April 30, 2021, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	January 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$89,285	$—	$—	$89,285
Marketable securities	16,463	—	—	16,463
Total	$105,748	$—	$—	$105,748

	April 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	81,720	—	—	81,720
Marketable securities	15,332	674	—	16,006
Total	97,052	674	—	97,726

G. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, we have repurchased 1,053,679 shares of Class A common stock at a cost of approximately $6.2 million, which had no impact on fiscal 2022. As of January 31, 2022, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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
The SCM segment consists of Logility, Inc. ("Logility") and Demand Management Inc. ("DMI"). Both operating companies leverage a single platform spanning eight supply chain process areas, including demand optimization, inventory optimization, supply optimization, retail optimization, product lifecycle management, sourcing management, corporate responsibility, product compliance, automated order processing and integrated business planning. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm, which provides consulting, software development, systems integration services, maintenance and support services. The Other segment consists of (i) American Software ERP, which provides purchasing and materials management, customer order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) unallocated corporate overhead expenses.
All of our revenue is derived from external customers. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.

In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2022 and 2021 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Revenue:
Supply Chain Management	$26,061	$22,646	$75,692	$66,679
IT Consulting	5,842	4,543	15,544	14,602
Other	519	494	1,668	1,561
	$32,422	$27,683	$92,904	$82,842
Operating income\(loss):
Supply Chain Management	$7,458	$4,713	$19,531	$12,800
IT Consulting	506	83	1,005	292
Other	(4,725)	(3,861)	(12,837)	(10,641)
	$3,239	$935	$7,699	$2,451
Capital expenditures:
Supply Chain Management	$57	$152	$672	$236
IT Consulting	—	—	—	—
Other	165	146	165	225
	$222	$298	$837	$461
Capitalized software:
Supply Chain Management	$—	$233	$—	$604
IT Consulting	—	—	—	—
Other	—	—	—	—
	$—	$233	$—	$604
Depreciation and amortization:
Supply Chain Management	$907	$1,149	$2,889	$4,150
IT Consulting	—	—	—	2
Other	93	98	281	289
	$1,000	$1,247	$3,170	$4,441
Earnings\(loss) before income taxes:
Supply Chain Management	$7,458	$4,803	$19,377	$13,023
IT Consulting	506	83	1,005	290
Other	(4,633)	(2,519)	(11,224)	(8,140)
	$3,331	$2,367	$9,158	$5,173

J. Major Customers
No single customer accounted for more than 10% of total revenue for the three and nine months ended January 31, 2022 and 2021.

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
L. Subsequent Event
On February 16, 2022, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on May 20, 2022 to Class A and Class B shareholders of record at the close of business on May 6, 2022.

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
ECONOMIC OVERVIEW
For the remainder of fiscal 2022 and 2023, we expect the global economy to improve modestly when compared to recent periods. We believe improved economic conditions and increasingly complex supply chain challenges may be driving some businesses to focus on achieving more process and efficiency enhancements in their operations and to invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. If this trend continues, we believe it may tend to favor solutions such as our supply chain solutions, which are designed to provide a more rapid return on investment and are targeted at some of the largest profit drivers in a customer’s business. While we do not expect that the COVID-19 pandemic will cause any material adverse changes on our business or financial results for fiscal 2022, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities.
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
In January 2022, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2022. The update noted that, “The global economy enters 2022 in a weaker position than previously expected. As the new Omicron COVID-19 variant spreads, countries have reimposed mobility restrictions. Rising energy prices and supply disruptions have resulted in higher and more broad-based inflation than anticipated, notably in the United States and many emerging market and developing economies. The ongoing retrenchment of China’s real estate sector and slower-than-expected recovery of private consumption also have limited growth prospects."
BUSINESS OVERVIEW
American Software was incorporated as a Georgia corporation in 1970. We develop, market and support a portfolio of software and services that deliver end-to-end supply chain planning and sourcing solutions to the global marketplace. We have designed our software and services to bring business value to enterprises by supporting their operations through cloud subscriptions. References to “the Company,” “our products,” “our software,” “our services” and similar references include the appropriate business segment actually providing the product or service.
The Company enables enterprises to accelerate their operations from product concept to customer availability. Our brands - Logility and DMI - provide a single platform spanning eight supply chain process areas, including demand optimization, inventory optimization, supply optimization, retail optimization, quality and compliance, product lifecycle management, sourcing management and integrated business planning. Our platform includes advanced analytics and is fueled by supply chain master data, allowing for the automation of critical business processes through the application of artificial intelligence and machine learning algorithms to a variety of internal and external data streams.

Our primary operating units under our SCM segment include Logility and DMI. Logility is a wholly-owned subsidiary of the Company, and DMI is a wholly-owned subsidiary of Logility. In addition to our core SCM software business, we also offer technology staffing and consulting services through our wholly-owned subsidiary, The Proven Method, Inc., in the IT Consulting segment. The Other segment consists of software and services provided to our legacy enterprise resource planning (“ERP”) customers, as well as corporate overhead and other common expenses.

We derive revenue primarily from four sources: subscriptions (SaaS), software licenses, professional services and other, and maintenance. SaaS and maintenance agreements typically are for a one- to three-year term, commencing at the time of the initial contract. We generally bill these fees, monthly, quarterly and annually in advance under agreements with terms of one to three years, and then recognize the resulting revenue ratably over the term of the agreement We generally determine software license and SaaS fees based on the depth of functionality, contractual term, number of production deployments, users and/or sites licensed and/or subscribed. Professional services and other revenue consist primarily of fees from software implementation, training, and consulting services. We bill primarily under time and materials arrangements and recognize revenue as we perform services. Deferred revenue represents payments or billings for subscriptions and services and maintenance in advance of the time we recognize the related revenue.
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
COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in those items for the three months ended January 31, 2022 and 2021:

	Three Months Ended January 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2022	2021	2022 vs. 2021
Revenue:
Subscription fees	34%	27%	45%
License	3%	2%	87%
Professional services and other	35%	34%	21%
Maintenance	28%	37%	(10)%
Total revenue	100%	100%	17%
Cost of revenue:
Subscription fees	11%	11%	12%
License	1%	1%	(17)%
Professional services and other	25%	26%	12%
Maintenance	5%	7%	(6)%
Total cost of revenue	42%	45%	8%
Gross margin	58%	55%	24%
Research and development	14%	15%	3%
Sales and marketing	16%	18%	4%
General and administrative	18%	18%	17%
Total operating expenses	48%	51%	10%
Operating income	10%	4%	246%
Other income:
Other, net	—%	5%	(94)%
Earnings before income taxes	10%	9%	41%
Income tax expense\(benefit)	1%	—%	598%
Net earnings	9%	9%	27%

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in those items for the nine months ended January 31, 2022 and 2021:

	Nine Months Ended January 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2022	2021	2022 vs. 2021
Revenue:
Subscription fees	34%	25%	49%
License	2%	2%	30%
Professional services and other	34%	36%	7%
Maintenance	30%	37%	(9)%
Total revenue	100%	100%	12%
Cost of revenue:
Subscription fees	11%	11%	15%
License	1%	2%	(61)%
Professional services and other	24%	27%	(1)%
Maintenance	6%	7%	(2)%
Total cost of revenue	42%	47%	—%
Gross margin	58%	53%	22%
Research and development	14%	15%	5%
Sales and marketing	19%	18%	13%
General and administrative	17%	17%	15%
Total operating expenses	50%	50%	11%
Operating income	8%	3%	214%
Other income:
Other, net	1%	3%	(46)%
Earnings before income taxes	9%	6%	77%
Income tax expense\(benefit)	—%	—%	nm
Net earnings	9%	6%	83%
nm - not meaningful
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021
REVENUE

	Three Months Ended January 31,
				% of Total Revenue
	2022	2021	% Change	2022	2021
	(in thousands)
Subscription fees	$10,856	$7,486	45%	34%	27%
License	$992	530	87%	3%	2%
Professional services and other	11,443	9,495	21%	35%	34%
Maintenance	9,131	10,172	(10)%	28%	37%
Total revenue	$32,422	$27,683	17%	100%	100%

	Nine Months Ended January 31,
				% of Total Revenue
	2022	2021	% Change	2022	2021
	(in thousands)
Subscription fees	$31,005	$20,815	49%	34%	25%
License	$2,289	1,767	30%	2%	2%
Professional services and other	31,751	29,551	7%	34%	36%
Maintenance	27,859	30,709	(9)%	30%	37%
Total revenue	$92,904	$82,842	12%	100%	100%
For the three months ended January 31, 2022 compared to January 31, 2021 revenue increased by 17%, which was attributable primarily to a 87% increase in license revenue, a 45% increase in subscription fees and a 21% increase in professional services and other revenue, partially offset by a 10% decrease in maintenance revenue when compared to the same period last year.
For the nine months ended January 31, 2022 compared to January 31, 2021 revenue increased by 12%, which was attributable primarily to a 49% increase in subscription fees, a 30% increase in license revenue and a 7% increase in professional services and other revenue, partially offset by a 9% decrease in maintenance revenue when compared to the same period last year.
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
International revenue represented approximately 16% of total revenue in the three and nine months ended January 31, 2022 compared to 15% for the same periods in the prior year. Our revenue, particularly our international revenue, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenue from a relatively small number of customers in a given period.
Subscription Fees

	Three Months Ended January 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$10,856	$7,486	45%
Total subscription fees revenue	$10,856	$7,486	45%

	Nine Months Ended January 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$31,005	$20,815	49%
Total subscription fees revenue	$31,005	$20,815	49%
For the three and nine months ended January 31, 2022, subscription fees revenue increased 45% and 49%, respectively compared to the same periods in the prior year primarily due to an increase in the number of contracts, including contracts with a higher cloud services ACV, as well as an increase in multi-year contracts. This is evidenced by our successful transition to the cloud subscription model.

License Revenue

	Three Months Ended January 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$992	$530	87%
Other	—	—	—%
Total license revenue	$992	$530	87%

	Nine Months Ended January 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$2,267	$1,751	29%
Other	22	16	38%
Total license revenue	$2,289	$1,767	30%
For the three and nine months ended January 31, 2022, license fee revenue increased 87% and 30%, respectively when compared to the same periods in the prior year. In the three months ended January 31, 2022, license fee revenue increased 87%, when compared to the corresponding period in the prior year, which was entirely attributable to our SCM segment. The majority of our current license fee revenue is generated from additional users and expanded scope from our existing on-premise customers. For the three and nine months ended January 31, 2022 and 2021, our SCM segment constituted approximately 100%, 100%, 99% and 99% of total license fee revenue, respectively. Our Other segment license fee revenue increased by 38% for the nine months ended January 31, 2022 when compared to the same period in the prior year primarily due to timing of sales to our existing ERP customers.
    The direct sales channel provided approximately 94% and 90% of license fee revenues for the three and nine months ended January 31, 2022, compared to approximately 85% and 80% in the comparable periods last year due to larger customers obtained through our direct sales channel moving to the Cloud platform faster than those in the mid-sized market that are primarily served by our indirect sales channel. For the three and nine months ended January 31, 2022, our margins after commissions on direct sales were approximately 91% and 89%, compared to 84% and 84% in the comparable periods last year. The increase in margins is due to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended January 31, 2022 and 2021, our margins after commissions on indirect sales were approximately 64% and 61%, respectively. For the nine months ended January 31, 2022 and 2021, our margins after commissions on indirect sales were approximately 66% and 57%, respectively. The indirect channel margins increased for the three and nine months ended January 31, 2022, compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Professional Services and Other Revenue

	Three Months Ended January 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$5,396	$4,762	13%
IT Consulting	5,842	4,543	29%
Other	205	190	8%
Total professional services and other revenue	$11,443	$9,495	21%

	Nine Months Ended January 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$15,496	$14,318	8%
IT Consulting	15,544	14,602	6%
Other	711	631	13%
Total professional services and other revenue	$31,751	$29,551	7%
    For the three and nine months ended January 31, 2022, professional services and other revenue increased by 21% and 7%, respectively due to the increased professional services and other revenue derived from our IT Consulting, SCM and Other segments. For the three and nine months ended January 31, 2022, our IT Consulting segment’s revenue increased 29% and 6%, respectively when compared to the same period in the prior year due to the demand of project work from existing customers during the applicable period. For the three and nine months ended January 31, 2022, our SCM segment’s revenue increased 13% and 8%, primarily due to a higher ramp up of implementation project work due to an increase in subscription fees revenue in recent periods. For the three and nine months ended January 31, 2022, our Other segment’s revenue increased 8% and 13%, respectively due to the timing of project work with existing customers. We have observed that there is a tendency for services and other revenue, other than from IT Consulting, to lag changes in license and subscription revenue by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenue only as we perform those services.

Maintenance Revenue

	Three Months Ended January 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$8,817	$9,867	(11)%
Other	314	305	3%
Total maintenance revenue	$9,131	$10,172	(10)%

	Nine Months Ended January 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$26,924	$29,794	(10)%
Other	935	915	2%
Total maintenance revenue	$27,859	$30,709	(9)%
For the three and nine months ended January 31, 2022, maintenance revenue decreased 10% and 9%, respectively when compared to the same period in the prior year. Our SCM maintenance revenue decreased 11% and 10% for the three and nine months ended January 31, 2022, respectively when compared to the same period last year due to a normal customer attrition rate. The SCM segment accounted for 97% of total maintenance revenue for the three and nine months ended January 31, 2022 and for the same periods in the prior year. Typically, our maintenance revenue have had a direct relationship to current and historic license fee revenue, since licenses are the source of maintenance customers.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2022	%	2021	%	2022	%	2021	%
Gross margin on subscription fees	$7,425	68%	$4,424	59%	$20,946	68%	$12,048	58%
Gross margin on license fees	752	76%	242	46%	1,692	74%	251	14%
Gross margin on professional services and other	3,431	30%	2,317	24%	9,252	29%	6,919	23%
Gross margin on maintenance	7,342	80%	8,278	81%	22,350	80%	25,101	82%
Total gross margin	$18,950	57%	$15,261	55%	$54,240	58%	$44,319	53%
For the three and nine months ended January 31, 2022, our total gross margin percentage increased by 2% and 5%, respectively when compared to the same periods in the prior year primarily due to higher margins on subscription fees revenue, license fees and professional services and other revenue, partially offset by a decrease in maintenance revenue.
Gross Margin on Subscription Fees
    For the three months ended January 31, 2022, our gross margin percentage on subscription fees revenue increased from 59% to 68% when compared to the same period in the prior year, primarily due to the increased subscription revenue and related cost efficiencies. For the nine months ended January 31, 2022, our gross margin percentage on subscription fees revenue increased from 58% to 68% when compared to the same period in the prior year, primarily due to the portfolio shift from license fee to subscription revenue.
Gross Margin on License Fees
    License fee gross margin percentage for the three and nine months ended January 31, 2022 increased by 30% and 60%, respectively, when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenue due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.
Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenue increased from 24% to 30% for the three months ended January 31, 2022, primarily due to an increase in revenues, improved utilization and better billing rates. Our gross margin percentage in our SCM segment services increased to 38% from 31% for the three months ended January 31, 2022 and 2021, respectively. This is primarily the result of an increase in professional services and other revenue, which is being driven by an increase in billing rates and utilization. Our Other segment professional services gross margin increased to 43% from 29% for the three months ended January 31, 2022 and 2021, respectively, due to higher margin projects year to date. Our IT Consulting segment professional services gross margin increased to 22% for the three months ended January 31, 2022, when compared to 18% the same period last year due to higher margin project work. Professional services and other gross margin is directly related to the level of services and other revenue. The primary component of cost of services and other revenue is services staffing, which is relatively inelastic in the short term.
For the nine months ended January 31, 2022 and January 31, 2021, our SCM segment gross margins increased to 37% from 30%, respectively, due to higher billing utilization, and sooner project start dates compared to the same period in the prior year. Our Other segment professional services gross margin increased to 43% from 38% for the nine months ended January 31, 2022 and 2021, respectively, due to higher margin projects year to date. Our IT Consulting segment professional services gross margin increased to 21% from 17% for the nine months ended January 31, 2022 and 2021, respectively, due to higher margin projects in the current quarter. Professional services and other gross margin is directly related to the level of services and other revenues.
Gross Margin on Maintenance
    Maintenance gross margin percentage decreased from 81% to 80% for the three months ended January 31, 2022 and January 31, 2021, and decreased from 82% to 80% for the nine months ended January 31, 2022 and January 31, 2021, respectively. The decrease is primarily due to lower maintenance revenue and increase in personnel costs, compared to the same period in the prior year. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended January 31,				Nine Months Ended January 31,
	2022	2021	% of Revenue		2022	2021	% of Revenue
			2022	2021			2022	2021
	(in thousands)				(in thousands)
Research and development	$4,602	$4,242	14%	15%	$13,304	$12,674	14%	15%
Sales and marketing	$5,222	$5,029	16%	18%	$17,234	$15,202	19%	18%
General and administrative	$5,834	$5,002	18%	18%	$15,844	$13,833	17%	17%
Amortization of acquisition-related intangible assets	$53	$53	—%	—%	$159	$159	—%	—%
Other income, net	$92	$1,432	—%	5%	$1,459	$2,722	1%	3%
Income tax expense\(benefit)	$391	$56	1%	—%	$(43)	$136	—%	—%
Research and Development
Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended January 31,
	2022	2021	% Change
	(in thousands)
Total capitalized computer software development costs	$—	$233	(100)%
Percentage of gross product research and development costs	—%	5%
Total research and development expense	$4,602	$4,242	8%
Percentage of total revenue	14%	15%
Total gross product research and development expense and capitalized computer software development costs	$4,602	$4,475	3%
Percentage of total revenue	14%	16%
Total amortization of capitalized computer software development costs *	$757	$997	(24)%

	Nine Months Ended January 31,
	2022	2021	% Change
	(in thousands)
Total capitalized computer software development costs	$—	$604	(100)%
Percentage of gross product research and development costs	—%	5%
Total research and development expense	$13,304	$12,674	5%
Percentage of total revenue	14%	15%
Total gross product research and development expense and capitalized computer software development costs	$13,304	$13,278	—%
Percentage of total revenue	14%	16%
Total amortization of capitalized computer software development costs *	$2,467	$3,257	(24)%
*Included in cost of license fees and subscription fees.
    For the three and nine months ended January 31, 2022, gross product research and development costs increased 3% and remained flat, respectively, when compared to the same period in the previous year, primarily due to an increase in the use of third-party contractors. Capitalized software development costs decreased in January 31, 2022 compared to the same period in the prior year, due to an increase in agile software programming that accelerates the software releases from months to weeks. We expect capitalized software costs to be zero in fiscal 2022. For the three and nine months ended January 31, 2022, amortization of capitalized software development costs decreased 24%, when compared to fiscal 2021 as some projects were fully amortized. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

Sales and Marketing
    For the three months ended January 31, 2022, sales and marketing expenses decreased from 18% to 16% of revenue when compared to the same period last year due to marketing cost containment. For the nine months ended January 31, 2022, sales and marketing expenses increased from 18% to 19% of revenue when compared to the same period last year due to increased marketing spend and variable compensation.
General and Administrative
    For the three and nine months ended January 31, 2022, general and administrative expenses remained flat as a percentage of revenue when compared to the same periods a year ago.
At January 31, 2022, the total number of employees was 418 compared to 429 at January 31, 2021.

Operating Income/(Loss)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Supply Chain Management	$7,458	$4,713	58%	$19,531	$12,800	53%
IT Consulting	506	83	226%	1005	292	244%
Other*	(4,725)	(3,861)	22%	(12,837)	(10,641)	21%
Total Operating Income	$3,239	$935	246%	$7,699	$2,451	214%
*    Includes all corporate overhead and other common expenses.
    Our SCM segment operating income increased by 58% and 53%, respectively for the three and nine months ended January 31, 2022, compared to the same periods in the prior year primarily due to improved gross margins.

    Our IT Consulting segment operating income increased by 226% and 244%, respectively for the three and nine months ended January 31, 2022, compared to same periods last year primarily due to higher margin project work and a decrease in expenses related to sales and third-party contractors.

    Our Other segment operating loss increased by 22% and 21%, respectively for the three and nine months ended January 31, 2022, when compared to the same periods in the prior year due primarily to an increase in variable compensation and stock option expenses.
Other Income
    Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, miscellaneous income, and realized and unrealized gains and losses from investments. For the three months ended January 31, 2022, the decrease in Other income is mainly due to lower unrealized gains from investments of $1.2 million, higher realized losses from our investments of $83,000 and lower gains on exchange rates of $81,000, partially offset by a gain on sale of assets of $36,000 when compared to the same period last year. We recorded unrealized losses of approximately $14,000 and realized losses of approximately $0.1 million for the three months ended January 31, 2022 from our trading securities portfolio.

The decrease in Other income for the nine months ended January 31, 2022 is mainly due to a decrease in unrealized gains of $1.2 million compared to $2.0 million for the same period last year and an increase in realized losses of $0.1 million compared to $16,000 for the same period last year. We also recorded higher exchange rate losses of approximately $0.2 million for the nine months ended January 31, 2022 compared to $80,000 of exchange rate gains in the prior year, this decrease was partially offset by a gain on sale of assets of $36,000 compared to $0 for the same period last year.

    For the three and nine months ended January 31, 2022, our investments generated an annualized yield of approximately 1.31% and 1.43%, respectively, compared to approximately 1.67% and 1.80% for the same periods in the prior year.
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

During the three and nine months ended January 31, 2022, we recorded an income tax expense of $391,000 and an income tax benefit of $42,000, respectively, primarily due to discrete stock compensation benefits of $327,000 and $1.9 million, respectively, net of normal income tax expense from operations. During the three and nine months ended January 31, 2021, we recorded an income tax expense of $56,000 and 136,000, respectively, primarily due to discrete stock compensation benefits of $233,000 and $504,000 respectively, net of normal income tax expense from operations. Before adjusting for these discrete tax benefits, our effective tax rate would have been 22.4% and 20.7%, respectively, in the three and nine months ended January 31, 2022 compared to our effective tax rate of 16.2% and 14.2%, respectively, in the three and nine months ended January 31, 2021. In addition, research and development and foreign tax credits reduced our effective tax rate by 4.3% and 0% in the nine months ended January 31, 2022, compared to reductions of 8.9% and 1.1% in the nine months ended January 31, 2021.

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
The following table shows information about our cash flows and liquidity positions during the nine months ended January 31, 2022 and 2021. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2021.

	Nine Months Ended January 31,
	2022	2021
Net cash provided by operating activities	$14,050	$13,933
Net cash used in investing activities	(801)	(1,065)
Net cash used in financing activities	(3,552)	(5,961)
Net change in cash and cash equivalents	$9,697	$6,907
For the nine months ended January 31, 2022, the net increase in cash provided by operating activities when compared to the same period last year was due primarily to the following: (1) an increase in net earnings, (2) a relative increase in deferred revenue when compared to a decrease in the same period last year due to timing of revenue recognition, (3) a relative smaller decrease in accounts payable and other liabilities compared to the same period last year due to timing of payments, (4) an increase in stock-based compensation expense, (5) lower gains on investments than in prior year, (6) a decrease in purchases of trading securities and (7) a decrease in deferred income taxes.
This increase in cash provided by operating activities was partially offset by: (1) a relative increase in customer accounts receivables when compared to a decrease in the same period last year due to the timing of closing customer sales and related collections, (2) a relative increase in prepaid expenses when compared to a decrease in the same period last year due to the timing of purchases, (3) a decrease in depreciation and amortization and (4) a decrease in the proceeds from the maturity and sales of trading securities.

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
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of January 31, (in thousands)
	2022	2021
Cash and cash equivalents	$98,355	$86,721
Short-term investments	16,463	14,052
Total cash and short and long-term investments	114,818	100,773
Net increase in total cash and investments during nine months ended January 31,	$10,154	$6,097
Our total activities used less cash and investments during the months ended January 31, 2022, when compared to the prior year period, in the course of normal business operations.
Days Sales Outstanding in accounts receivable were 77 days as of January 31, 2022, compared to 65 days as of January 31, 2021. This increase is primarily due to the timing of billings and cash collections. Our current ratio was 2.9 to 1 on January 31, 2022 and 2021.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $114.8 million in cash and investments with no debt as of January 31, 2022, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through January 31, 2022, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of January 31, 2022, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have based the following discussion and analysis of financial condition and results of operations on our condensed consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Note 1 to the Consolidated Financial Statements in our Annual Report for fiscal 2021, describes the significant accounting policies that we have used in preparing our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
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
License. Our on-premise software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer.

Our software licenses are sold with maintenance under which we provide customers with telephone consulting, product updates on a when and if available basis, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services.
Professional Services and Other. Our professional services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. These services are typically optional to our customers, and are distinct from our software. Fees for our professional services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the customer is receiving the benefit from our services as the work is performed. Reimbursements received from customers for out-of-pocket expenses were recorded in revenue and totaled approximately $28,000 and $69,000 for the three and nine months ended January 31, 2022 and $0 and $16,000 for the three and nine months ended January 31, 2021, respectively
Maintenance and Support. Revenue is derived from maintenance and support services, under which we provide customers with telephone consulting, product updates on a when and if available basis, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Maintenance for perpetual licenses is renewable, generally on an annual basis, at the option of the customer. Maintenance terms typically range from one to three years. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement since the Company is standing ready to provide a series of maintenance services that are substantially the same each period over the term; therefore, time is the best measure of progress. Support services for subscriptions are included in the subscription fees and are recognized as a component of such fees.
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

Item 3    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In the three and nine months ended January 31, 2022, we generated approximately 16% of our revenue outside the United States. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S. and New Zealand dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded an exchange rate gain of approximately $8,000 for the three months ended January 31, 2022 and loss of $151,000 for the nine months ended January 31, 2022 compared to an exchange rate gains of approximately $0.1 million for the same periods in the prior year. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $0.4 million and $0.3 million exchange rate gain or loss for the three and nine months ended January 31, 2022, respectively. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of January 31, 2022 was approximately $105.7 million compared to $93.8 million as of January 31, 2021.
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

AMERICAN SOFTWARE, INC.

Date: March 4, 2022	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: March 4, 2022	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: March 4, 2022	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer