Form 10-K
period 2022-04-30
AMERICAN SOFTWARE INC
filed 2022-06-29
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

As of October 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, 31,586,176 Class A Common Shares and 1,821,587 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System on October 31, 2021) of the Class A Common Shares held by non-affiliates on that date was approximately $963.0 million. As of June 27, 2022, 31,827,063 Class A Common Shares and 1,821,587 Class B Common Shares of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K
Portions of the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III.

American Software Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended April 30, 2022

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
Although we believe that the goals, plans, expectations, and prospects reflected by our forward-looking statements are reasonable based on the information currently available to us, those statements are not guarantees of performance. There are a number of factors that could cause actual results or performance to differ materially from what is anticipated by statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty and the timing and degree of business recovery; the irregular pattern of our revenue; dependence on particular market segments or clients; competitive pressures; market acceptance of our products and services; technological complexity; undetected software errors; potential product liability or warranty claims; risks associated with new product development; the challenges and risks associated with integration of acquired product lines, companies and services; uncertainty about the viability and effectiveness of strategic alliances; as well as a number of other risk factors that could affect our future performance. Factors that could cause or contribute to such differences include, but are not limited to, those we discuss under the section captioned “Risk Factors” in Item 1A. of this Form 10-K as well as the cautionary statements and other factors that we discuss in other sections of this Form 10-K.

Company Overview
American Software, Inc. (“American Software” or the “Company”) was incorporated in Georgia in 1970. The Company is headquartered in Atlanta, Georgia with U.S. offices in Boston, Chicago, Dallas, St. Louis, Miami and San Diego; and international offices in the United Kingdom, India, Germany, New Zealand and Australia.
We provide our software and services solutions through three major operating segments; (1) Supply Chain Management (“SCM”), (2) Information Technology Consulting (“IT Consulting”) and (3) Other. The SCM software business is our core market. We also offer technology staffing and consulting services through our wholly-owned subsidiary, The Proven Method, Inc., in the IT Consulting segment, and we continue to provide limited services to our legacy enterprise resource planning (“ERP”) clients included in the Other segment.

American Software delivers an innovative technical platform that enables enterprises to accelerate their digital supply chain optimization from product concept to client availability via the Logility Digital Supply Chain Platform, a single platform spanning Product, Demand, Inventory, Supply and Deploy aligned with Integrated Business Planning. Our Logility Digital Supply Chain Platform includes advanced analytics and is fueled by supply chain master data, allowing for the automation of critical business processes through the application of artificial intelligence and machine learning algorithms to a variety of internal and external data streams.
We believe enterprises are facing unprecedented rates of change and disruption across their operations. Increasing consumer expectations for convenience and personalization, fast and free delivery and product freshness are forcing enterprises to adapt or be left behind. Given constraints arising from a shortage of skilled supply chain talent and a desire to keep costs at a minimum, we expect enterprises to embrace digital transformation initiatives to meet these challenges. Our solution reduces the business cycle time required from product concept to client availability. Our platform allows our clients to create a digital model of their physical supply chain networks that improves the speed and agility of their operations by implementing automated planning processes. These processes continuously analyze business and market signals to better inform product design and development, increase forecast accuracy, optimize inventory across the supply chain source products sustainability and ethically, and ensure high client satisfaction.
Our platform is highly regarded by clients and industry analysts alike. We are named a leader in multiple IDC MarketScape reports including; the September 2020 report IDC MarketScape: Worldwide PLM Applications for Apparel, Footwear, and Retail Brands 2020 Vendor Assessment; the January 2020 report IDC MarketScape: Worldwide Supply Chain Supply Planning 2019 Vendor Assessment; and the January 2020 report IDC MarketScape: Worldwide Supply Chain Demand Planning 2019 Vendor Assessment.
We have been positioned in the Challenger quadrant in Gartner, Inc.’s (“Gartner”) May 17, 2022 report, Magic Quadrant for Supply Chain Planning Solutions. We believe our platform is rated highly due to our flexible advanced analytics, underlying Software as a Service (“SaaS”) architecture, ease of integration with third-party systems, lower total cost of ownership relative to competitors and the broad scope of supply chain planning functions supported.
We serve approximately 860 clients located in approximately 80 countries, largely concentrated within key vertical markets including apparel and other soft goods, food and beverage, consumer packaged goods, consumer durable goods, wholesale distribution, specialty chemical and other process manufacturing. Our solutions are marketed and sold through a direct sales team as well as an indirect global value-added reseller (“VAR”) distribution network. Our solutions may be deployed in the cloud or with existing on-premise clients who may require additional components. We further support our clients with an array of consulting, implementation, operational and training services as well as technical support and hosting.
We derive revenue from four sources: subscriptions, software licenses, maintenance and services. We generally determine SaaS subscription and software license fees based on the breadth of functionality and number of users and/or divisions. Services and other revenues consist primarily of fees from software implementation, training, consulting services, hosting and managed services. We bill for consulting services primarily under time and materials arrangements and recognize revenue as we perform services. Subscription and maintenance agreements typically are for a three- to five-year term. We generally bill these fees annually in advance and then recognize the resulting revenue ratably over the term of the agreement. Deferred revenues represent advance payments or fees for subscriptions, software licenses, services and maintenance billed in advance of the time we recognize the related revenue.

Market Opportunity

Today’s manufacturers, distributors and retailers must respond to rising consumer expectations to buy anywhere, deliver anywhere and return anywhere, even as global economic conditions and competitive pressures force businesses to reduce costs, decrease order cycle times and improve operating efficiencies. To meet these demands, we believe businesses must dramatically improve the performance of their supply chains, which can only be achieved through automation, artificial intelligence and advanced analytics. We leverage artificial intelligence and machine learning algorithms throughout our supply chain management software platform, enabling enterprises to accelerate the cycle time from product concept to client availability.
Supply chain management refers to the process of managing the complex global network of relationships that organizations maintain with external trading partners (clients and suppliers) to design products, forecast demand, source supply, manufacture products, distribute and allocate inventory and deliver goods and services to the end client. Supply chain management involves the activities related to sourcing and supplying and merchandising products or services as well as the sales and marketing activities that influence the demand for goods and services, such as new product introductions, promotions, pricing and forecasting. Additional aspects of supply chain management include comprehensive sales and operations planning (“S&OP”) as well as product lifecycle management (“PLM”), product sourcing quality and vendor compliance, to ensure the right products are brought to market on time and in good condition. Companies that effectively communicate, collaborate and integrate with their trading partners across the multi-enterprise network or supply chain can realize significant competitive advantages in the form of lower costs, greater customer loyalty, reduced stock-outs, more efficient sourcing, reduced inventory levels, synchronized supply and demand and increased revenue.
Gartner’s December 2021 report, Forecast: Enterprise Application Software, Worldwide, 2019-2025, 4Q21 Update, predicts spending on Supply Chain Management software solutions will exceed $20 billion in 2022 and reach $31 billion by 2025. This represents a compounded annual growth rate (“CAGR”) of 14.6% through 2025. Within the Supply Chain Management software market, Gartner includes solutions for supply chain planning, supply chain execution and procurement.
We focus primarily on supply chain planning processes and certain procurement and sourcing functions, which we estimate account for approximately one-third of the Supply Chain Management software market as defined by Gartner. Our platform includes more than thirty components spanning seven key supply chain planning processes that clients may adopt independently or as a comprehensive solution platform. We believe our opportunity to cross-sell and up-sell existing clients is significant, given the potential for clients to adopt additional components over time. Within the sourcing function, organizations are increasing their focus on vendor compliance and sourcing linked with supply chain planning and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors. These multi-enterprise supply chains have heightened the need for robust supply chain master data management (“MDM”) to provide an accurate digital twin of the supply chain network, allowing enterprises to quickly plan strategically and accurately respond to dynamic market conditions to take advantage of business opportunities and mitigate risk.

Company Strategy
Our goal is to deliver the fastest time to value for our clients to achieve an agile, resilient and higher velocity sustainable supply chain. Our strategy includes the following key elements:
Create Sustainable Supply Chains for Our Clients. By enabling our clients to shorten their supply chains, reduce energy consumption, reduce water usage, increase the use of recyclable material, enforce proper labor practices and track products through their entire lifecycle, we enable them to achieve more sustainable operations and improve conditions in the world in which we live.

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

Products and Services
We provide a comprehensive, cloud-architected supply chain management platform that helps our clients manage seven critical planning processes, Product, Demand, Inventory, Supply, Deploy, Integrated Business Planning and Supply Chain Data Management. Within each of these process areas, we offer one or more components that clients may leverage independently, in combination, or as a comprehensive solution platform, either in the cloud or on-premise. Our supply chain MDM platform and advanced analytics capabilities enable clients to derive new insights and automate planning processes that continuously analyze demand, production, supply and distribution signals to inform product design and development, increase forecast accuracy, optimize inventory across the global supply chain and in-store, and ensure high client satisfaction.
While clients can use our software applications individually, we have designed them to be combined as integrated systems to meet specific client requirements. Clients may select virtually any combination of components to form an integrated solution for a particular business problem, from a single module to a multi-module, multiple-user solution incorporating our full range of products.
Our platform, which may be deployed as a hosted SaaS solution or on-premise, encompasses the following processes and associated components:
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
Integrated Business Planning: Guides business resources to meet revenue, profitability and customer service goals. Includes annual planning, long-term planning, S&OP.

Supply Chain Data Management: Gains access to tailored data integration, machine learning and advanced analytics without the headaches of custom development. Includes data management, machine learning and artificial intelligence, and advanced analytics.
Additional Products and Services
Through our wholly-owned subsidiary, The Proven Method, Inc., we provide technology staffing and services to a diverse client base to solve business issues. These services include professional services, product management, and project management outsourcing; staff augmentation for cloud, collaboration, network and security; and social media and analytic marketing.
We also continue to provide software, support and services related to our legacy American Software ERP products, which include our e-Intelliprise solution and e-applications for various integrated business functions.

Client Support and Maintenance
We provide our clients with ongoing product support services, which are included in subscription fees. For licenses, we enter into support or maintenance contracts with clients for an initial one- to three-year term, billed annually in advance, with renewal for additional periods thereafter. Under both subscription and license contracts, we provide telephone consulting, product updates and releases of new versions of products previously purchased by the client, as well as error reporting and correction services. We provide ongoing support and maintenance services on a seven-days-a-week, 24-hours-a-day basis through telephone, email and web-based support, using a call logging and tracking system for quality assurance.

Consulting Services
Clients frequently require services beyond our standard support and maintenance. To meet those clients’ needs, our professional services team provides specialized business and software implementation consulting, development and configuration, system-to-system interfacing and extensive training and certification. We offer these services for an additional fee, usually based upon time and materials utilized. We provide the following professional services to our clients:
Cloud Hosting and Managed Services. Our clients can deploy our solutions in a hosted or on-premise environment. Companies may choose and then adjust the deployment methodology and services that best suit their individual needs as their business changes and their IT strategies evolve. Managed Services leverage our resources to assist and augment the client’s technical and operational needs on a day-to-day basis. We also have some clients for which we operate the solution on a daily basis in support of their supply chain operations.
Implementation and Training Services. We offer our clients a professional and proven program that facilitates rapid implementation of our software products. Our consultants help clients define the nature of their project and proceed through the implementation process. We establish measurable financial and logistical performance indicators and then evaluate them for conformance during and after implementation. We offer training for all users and managers. Implementation of our products typically requires three to nine months, depending on factors such as the complexity of a client’s existing systems, breadth of functionality, and number of business units and users.
We also offer our clients post-delivery professional services consisting primarily of implementation and training services, for which we typically charge on a daily basis. Clients that invest in implementation services receive assistance in integrating our solution with existing enterprise software applications and databases. Additional services may include post-implementation reviews and benchmarks to further enhance the benefits to clients, and training and user certification programs can help our clients gain even greater benefits from our robust planning platform.

Clients
We deliver our solutions and services to clients in a variety of industries, including apparel and other soft goods, food and beverage, fast moving consumer goods, consumer durable goods and process and chemical manufacturing. A sample of companies that we have served in the past two years is as follows:

Consumer Goods	Berry Global	Niagara Bottling	Parker Hannifin Corporation	PVH Corp.
Ancestry.com Inc.	Birchwood Laboratories LLC	Peet's Coffee, Inc.	Pattonair Ltd.	Red Wing Shoe Company
Blue Buffalo	Bridgestone Australia Ltd	Ready Pac Foods, Inc.	Sandvik	Renfro
Bondi Sands Australia Pty Ltd	Bruni Glass S.p.A	Sauer Brands, Inc	Savant Technologies LLC (GE Lighting)	Rocky Brands, Inc.
CooperVision	BWAY Corporation	Sazerac Company	The Starco Group	SPANX
Dometic Group AB	Croda Europe Limited	Sunny Delight Beverages Company	Thermo Fisher Scientific	Stichd B.V.
GOJO Industries, Inc.	Empresa Siderúrgica del Peru SAA	Taylor Fresh Foods	Thermos LLC	Techstyle
Griffith Laboratories Worldwide	HollyFrontier Corporation	The J.M. Smucker Company	Timken	The Collected Group
Hamilton Beach	Huhtamaki	The Spice Tailor Limited	Walzcraft	Town & Country Living
Hasbro, Inc	Infineum	Tillamook County Creamery Association	WEG Equipamentos Elétricos S.A.	Urban Outfitters
Heli Biotech, LLC	Insmed Incorporated	Whitebridge Pet Brands, LLC	Zagg Inc.	Wohali Outdoors
Herbalife International of America, Inc.	Intertape Polymer Group			Workwear Outfitters, LLC
Irish Breeze Unlimited Company	Kelly Moore Paint Company, Inc	Durable Goods	Apparel
Jeneil Biotech, Inc.	Norbrook Laboratories	A.O. Smith	5.11 Tactical	Wholesale Distribution / Retail
L'Oreal USA, Inc	ORBIS Corporation	Apex Tools Group, LLC	Aeropostale	American Hotel Register Company
MGA Entertainment	Petrobras Distribuidora S.A.	Ashley Furniture	AGS Sports, Inc.	Argosy Trading Company, Ltd
Mizuno USA	Plastic Packaging Technologies, LLC	Bio-Medical Devices International	Ariela & Associates International	Balkamp, Inc.
New Chapter, Inc	Societe Philadelphia	Briggs & Stratton	Bernard Cap Co., Inc.	Bed Bath & Beyond Inc.
Novartis Pharma Services	Sonoco Products	Clarios	Broder Brothers	Bellamy's Organic Pty Ltd
Nutracom, LLC	Trinseo S.A.	Columbus McKinnon Corporation	C&A Mexico	Big Lots!
Omega Pharma International NV	Universal Fiber Systems	Conduit Del Ecaudor	Canada Goose	Bobs Discount Furniture
Reckitt Benckisen		Cooper Lighting, LLC	Color Image Apparel, Inc.	ChemPoint
Reynolds Consumer Products LLC	Food & Beverage	CQMS Razer Pty. Ltd.	Converse, Inc	CHF Industries
Rockline Industries	Black Rifle Coffee Company	Electrical Home-Aids Pty Limited (Godfrey's)	Delta Apparel	Dealer Tire
Rodan & Fields, LLC	Caribou Coffee Company	Glen Raven, Inc.	Destination XL	Fastenal Company
Specialty Pharmaceutical/ Cardinal	Dole Fresh Vegetables, Inc.	Global Resources International, Inc	Dyehard Fan Supply, LLC	Fintyre S.p.A.
Sunovion Pharmaceuticals, Inc.	Ficosota Ltd., Ital Food S.A.	Husqvarna AB	Finish Line	Groupe Seb Holdings
TBC DE MÉXICO S.A. DE C.V.	FoodScience Corporation	Interlock USA, Inc.	Foot Locker, Inc.	Hancocks Wine, Spirits and Beer
Tetrosyl Group Limited	Founders Brewing Company	Johnson Controls	Hunkemoller International BV	Helzberg Diamonds
Vitalize, LLC	Freddy Hirsch	Johnson Controls Hitachi AC Europe SAS	Hunter Boot Ltd	Johnstone Supply
Vitalus Nutrition, Inc.	Freedom Foods Group Ltd	Le Creuset Group AG	Jockey International	Mayoreo Ferreteria y Acabados S.A
	Groupo Herdez	Leatherman Tool Group, Inc.	Joseph Ribkoff	Screwfix
Process & Chemical	Hostess Brands	Lifetech Resources, LLC	Jump Design Group, Inc.	Standard Motor Products
Allnex	J. R. Simplot Company	LINDSAY CORPORATION	Kontoor Brands, Inc	The Foschini Group Pty
Amcor Rigid Plastics USA, LLC	J.D. Irving, Limited	Moen	Lacoste	The Gem Group, Inc.
Ansell Limited	Jackson Family Wines	Mustad Netherlands B.V.	Lacrosse Footwear	The Home Depot
Avery Dennison Corporation	Marquez Brothers International	OFS Fitel, LLC	Manhattan Beachwear, LLC	Trelleborg Wheel Systems
BERICAP Holding GMBH	Mazoon Dairy Company SAOC	One World Technologies, Inc.	Neatfreak	US Autoforce
Berlin Packaging LLC	Mondelez International	Otter Products, LLC	Patagonia	Woolworths Group Ltd

No client accounted for more than 10% of fiscal 2022 revenue. We typically experience a slight degree of seasonality, reflected in a slowing of services revenue during the winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector clients.

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
The principal competitive factors in the target markets in which we compete include product functionality and quality, domain expertise, integration technologies, product suite integration, breadth of products, and related services such as client support, training and implementation. Other factors important to clients and prospects include:
•customer service and satisfaction;
•ability to provide relevant client references;
•compliance with industry-specific requirements and standards;
•flexibility to adapt to changing business requirements;
•ability to generate business benefits;
•rapid payback and measurable return on investment;
•vendor financial stability and company and product reputation; and
•initial price, cost to implement and long term total cost of ownership.
We believe that our principal competitive advantages are our comprehensive, end-to-end solution platform, the ability of our solutions to quickly generate business benefits for our clients, our substantial investment in product development, our deep domain expertise, the ease of use of our software products, our client support and professional consulting services, our ability to deploy quickly, and our ability to deliver rapid return on investment for our clients.

Sales and Marketing
We sell our products globally through direct and indirect sales channels. We conduct our principal sales and marketing activities from our corporate headquarters in Atlanta, Georgia, and have North American sales and/or support offices in Boston, Chicago, Dallas, St. Louis, Miami and San Diego. We manage sales and/or support outside of North America from our international offices in the United Kingdom, India, Germany, New Zealand and Australia.

In addition to our direct sales force, we have developed a network of VARs who assist in selling our products globally. We will continue to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. Currently located in North America, South America, Mexico, Europe, South Africa, and the Asia/Pacific region, these independent distributors and resellers distribute our product lines domestically and in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with contracts for our products. Our global distribution channel consists of 20 organizations with sales, implementation and support resources serving clients in approximately 80 countries.
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

Research and Development
Our success depends in part upon our ability to continue to recognize and meet client needs, anticipate opportunities created by changing technology, adapt our products to the changing expectations of our client community, and keep pace with emerging industry standards. As a part of our ongoing commitment to these goals, we continue to focus on the people, processes, and technology that help to achieve them. We are committed to partnering with our clients in co-development efforts to ensure our products map well to market needs from day one. We are continually shortening release cycles to more rapidly respond to market opportunities. We leverage design thinking approaches to ensure that we understand not only the expressed needs of our clients, but also the lived realities of the people that use them to accomplish their supply chain goals each and every day.
We continue to leverage the opportunities presented by artificial intelligence, machine learning, advance analytics platforms, in-memory computing, and alternative data management approaches as well as advancing research efforts in the application of blockchain and other technologies with promise in supply chain use cases. Our research and development efforts will continue to focus on deploying solutions within a complex global supply chain landscape. Our cloud-architected solutions designed for SaaS deployment with master data management built in will be increasingly important for our long-term growth. As of April 30, 2022, we employed 104 persons in product research, development and enhancement activities. We also engage contractors for research and development, bringing our total human capital resources dedicated to research and development to 163 persons.

Proprietary Rights
Our success and ability to compete are dependent in part upon our proprietary technology. To protect this proprietary technology, we rely on a combination of copyright and trade secret laws, confidentiality obligations and other contractual provisions. However, we also believe that factors such as the knowledge, ability, and experience of our personnel, new product developments, frequent product enhancements, reliable maintenance and timeliness and quality of support services are essential to establishing and maintaining a technology leadership position. The source code for our proprietary software is protected as a trade secret and as a copyrighted work. Generally, copyrights expire 95 years after the year of first publication. In addition, we have registered a number of trademarks in the U.S. and internationally and have applications pending for others. We enter into confidentiality or similar agreements with our employees, consultants and clients, control access to and distribution of our software, documentation and other proprietary information, and deliver only object code (compiled source code) to our licensed clients. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer title to our products to our clients.

Human Capital Resources
As of April 30, 2022, we had 418 full-time employees, including 104 in product research, development and enhancement, 43 in client support, 151 in professional services, 75 in marketing, sales and sales support, and 45 in accounting, facilities and administration. Of these, 344 are based in the United States and 74 are based in our international locations. Our operations are further supported by over 100 independent full-time contractors who fulfill critical needs around the globe. We have never had a work stoppage and no employees or contractors are represented under collective bargaining arrangements.
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
Diversity. American Software and its subsidiaries are enriched by the diverse, talented and highly skilled workforce that brings a variety of experiences and perspectives to address the needs of our team, Clients and shareholders. We make better decisions and draw strength from this diversity and thus, are purposefully committed to providing an accessible workplace where members from every race, national origin, ethnicity, gender, sexual orientation, religion, age and personality profile feel included and valued. We will ensure that all qualified candidates receive full consideration and that for every open role we seek a diverse pool of candidates for consideration prior to selecting the most qualified individual to fill those open roles.
Talent and Career Development. We support and encourage continuous learning, training and career development for all employees. In addition to our general new hire orientation, employees are trained on job-specific requirements, as well as topics such as cybersecurity, data privacy, anti-harassment and anti-bullying.
Employee career development is a key focus in the attraction, retention and management of our human capital resources. Our success planning process allows each employee to discuss career development goals with his or her manager and to provide feedback on broader company processes, to help both the employee and the Company become more successful. Success plans are tracked via the employee portal, which senior management monitors to ensure full participation.
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
We are subject to certain privacy and data protection laws in other countries in which we operate, many of which are stricter than those in the United States. Some countries also have instituted laws requiring in-country data processing and/or storage of data. Most notably, in the European Union (“EU”) and United Kingdom (“UK”), the General Data Protection Regulation (“GDPR”) and comparable UK law create legal and compliance obligations for companies that process personal data of individuals in those regions, regardless of the geographical location of the company, and impose significant fines for non-compliance. We process a limited amount of personal data (as defined under the GDPR) for our clients and act as a data controller with respect to the personal data of our employees and job applicants, some of whom are located outside the United States. Therefore, our privacy policies comply with the GDPR.
In the United States, the California Consumer Privacy Act (“CCPA”) requires us to offer certain specific data privacy rights to California residents. Other states have adopted or are considering similar requirements that may be more stringent and/or expansive than federal requirements. Our privacy policies are compliant with the CCPA and other existing state laws.

Data Security
Information Security Management. Our Software Security Program is managed by our Manager of Information Security, who reports to the VP of Information Systems. We conduct vendor and internal risk assessments at least annually. Our Security Incident Response Team, consisting of personnel from Legal, Human Resources, Marketing, and IT across our business units, is responsible for implementing our Incident Response Policy and Procedure, which includes processes for detection, analysis, containment, eradication, and recovery, as well as an annual tabletop exercise.
Our employees are regularly trained on appropriate security measures. We provide security awareness training for new hires, and for all employees at least quarterly. We conduct user testing through “phishing” campaigns and require remedial training based on results. Our Manager of Information Security produces a monthly security awareness newsletter and periodic updates on recent malicious information security trends and scams.
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

Client Data Security. We have web application firewalls and data encryption (both in transit and at rest) to ensure that our client data is adequately protected. Our software applications undergo manual code reviews, static code analysis to test for vulnerabilities, and annual third-party penetration testing, with a formal change control process in place to correct any deficiencies. Our SaaS environments are safeguarded by vulnerability management software that detects Operating Systems ("OS") and third-party application vulnerabilities; applies vulnerability patching on a monthly basis; and ensures emergency patching of critical vulnerabilities. Data security is monitored with fully-integrated Security Information and Event Management (SIEM) software, and we provide 24/7 security monitoring and alerting for all SaaS client environments. Only approved users may access our SaaS environments, and such access is further controlled through two-factor authentication and quarterly access reviews.
Data in our cloud-based solutions is hosted in a Microsoft Azure environment. Microsoft provides numerous security measures, including geo-redundant storage (GRS) with cross-regional replication for storage of backup data, and site recovery that replicates virtual machines in real-time to a different Azure region.
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

Sustainability in Data Operations
Hosting. Sustainability is a critical factor when we evaluate potential hosting partners. We continue to expand our partnership with Microsoft, including increases in our Azure footprint for hosting client SaaS environments as well as many internal operations. Microsoft has been carbon neutral since 2012 and is committed to being carbon negative by 2030, with the commitment by 2050 to remove all the carbon it has directly emitted since its founding in 1975. Our primary hosting partner, Microsoft Azure, has committed to focus on four key areas of environmental impact on local communities—carbon, water, waste, and ecosystems:
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

RISK FACTORS RELATED TO THE ECONOMY
a.Disruptions in the financial and credit markets, government policies regarding interest rates, international trade disputes, the ongoing COVID-19 pandemic, the invasion of Ukraine by Russia, and other external influences may reduce demand for our software and related services.
b.The effects of the ongoing COVID-19 pandemic have materially affected how we and our clients are operating our businesses.
c.There may be an increase in client bankruptcies due to weak economic conditions.
d.We are subject to foreign exchange rate risk.

RISK FACTORS RELATED TO COMPETITION
a.Our markets are very competitive, and we may not be able to compete effectively.
b.Many of our current and potential competitors have significantly greater resources than we do, and therefore we may be at a disadvantage in competing with them.
c.Due to competition, we may change our pricing practices, which could adversely affect operating margins or client ordering patterns.

RISK FACTORS RELATED TO OUR OPERATIONS
a.Our growth is dependent upon the successful further development of our direct and indirect sales channels.
b.Our growth depends upon our ability to develop and sustain relationships with complementary vendors to market and implement our software products.
c.We are dependent upon the retail industry for a significant portion of our revenue.
d.We derive a significant portion of our services revenue from a small number of clients.
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
j.We are subject to risks related to accounting interpretations.
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

RISK FACTORS RELATED TO OUR PRODUCTS
a.We may not be successful in convincing clients to migrate to current or future releases of our products.
b.We may be unable to retain or attract clients if we do not develop new products and enhance our current products in response to technological changes and competing products.
c.If our products are not able to deliver quick, demonstrable value to our clients, our business could be seriously harmed.
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
h.Implementation of our products can be complex, time-consuming and expensive, clients may be unable to implement our products successfully, and we may become subject to warranty or product liability claims.
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
c.Our technical personnel have unique access to client data, and may abuse that privilege.

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

RISK FACTORS RELATED TO THE ECONOMY

Disruptions in the financial and credit markets, government policies regarding interest rates, international trade disputes, the ongoing COVID-19 pandemic, the invasion of Ukraine by Russia, and other external influences in the U.S. and global markets may reduce demand for our software and related services, which may negatively affect our revenue and operating results.

Our revenue and profitability depend on the overall demand for our software, professional services and maintenance services. Regional and global changes in the economy and financial markets, such as the severe global economic downturn in 2008, which was followed by a slow and relatively weak recovery, and more recently, the timing, likelihood and amount of future increases in interest rates by the U.S. Federal Reserve, have resulted in companies generally reducing their spending for technology projects and therefore delaying or reconsidering potential purchases of our products and related services. A new economic recession, or adverse conditions in credit markets, lagging consumer confidence and spending, inflation, higher labor, healthcare, and insurance costs, the fluctuating cost of fuel and commodities and their effects on the U.S. and global economies and markets are all examples of negative factors that have delayed or canceled certain potential client purchases. Furthermore, the uncertainty posed by the long-term effects of global and regional conflicts, terrorist activities, the ongoing COVID-19 pandemic, and other geopolitical and trade issues also may adversely affect the purchasing decisions of current or potential clients. For example, financial and credit markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, remains uncertain. Furthermore, weakness in European economies may adversely affect demand for our products and services, both directly and by affecting U.S. clients that rely heavily on European sales. There can be no assurance that government responses to these factors will sufficiently restore confidence, stabilize markets or increase liquidity and the availability of credit.
We are a technology company selling technology-based solutions with total pricing, including software and services, in many cases exceeding $500,000. Reductions in the capital budgets of our clients and prospective clients could have an adverse impact on our ability to sell our solutions. These economic, trade, public health and political conditions may reduce the willingness or ability of our clients and prospective clients to commit funds to purchase our products and services or renew existing post-contract support agreements, or their ability to pay for our products and services after purchase. Future declines in demand for our products or services, or a broadening or protracted extension of these conditions, would have a significant negative impact on our revenue and operating results.

The effects of the ongoing COVID-19 pandemic have materially affected how we and our clients are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remain uncertain.

In December 2019, a novel coronavirus, COVID-19, was first reported. On March 11, 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic. The COVID-19 pandemic, which has spread throughout the world, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, clients, economies, and financial markets globally, leading to increased market volatility. It also has disrupted the normal operations of many businesses, including ours.
As a result of the COVID-19 pandemic, substantially all Company employees globally have been encouraged to work from home and we have either canceled or changed employee, client and industry events to dial-in experiences. We may deem it advisable to similarly alter, postpone or cancel entirely additional client, employee or industry events in the future. All of these changes may disrupt the way we operate our business.
Moreover, the conditions caused by the COVID-19 pandemic may continue to affect the rate of spending on our products and services, and could adversely affect our clients’ ability or willingness to purchase our offerings or the timing of our current or prospective clients’ purchasing decisions; require pricing discounts or extended payment terms; or increase client attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.
The duration and extent of the impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus and any new variant, the extent and effectiveness of containment actions, the disruption caused by such actions, the efficacy of vaccines and rates of vaccination in various states and countries, and the impact of these and other factors on our employees, clients, partners, vendors and the global economy. If we are not able to effectively respond to and manage the impact of such events, our business will be harmed.
To the extent that the COVID-19 pandemic adversely affects our business and financial results, it may also amplify many of the other risks described in this “Risk Factors” section.

There may be an increase in client bankruptcies due to weak economic conditions.

We have been in the past, and may be in the future, affected by client bankruptcies that occur in periods subsequent to the software sale. During weak economic conditions, there is an increased risk that some of our clients will file a petition for bankruptcy. When our clients file a petition for bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in some of these instances be large, due to extended payment terms for software fees and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-day preference period. We also face risk from international clients that file for bankruptcy protection in foreign jurisdictions, as the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated client bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected. We anticipate that the ongoing COVID-19 pandemic will increase the likelihood of these risks.

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

We directly compete with other supply chain software vendors, including SAP SE, Oracle Corporation, Blue Yonder, o9 Solutions, Kinaxis, Inc. and others. Many of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The software market has experienced significant consolidation, including numerous mergers and acquisitions. It is difficult to estimate what long-term effect these acquisitions will have on our competitive environment. We have encountered competitive situations where we suspect that large competitors, in order to encourage clients to purchase non-retail applications and gain retail market share, also have offered at no charge certain retail software applications that compete with our solutions. If competitors such as Oracle and SAP SE and other large private companies are willing to offer their retail and/ or other applications at no charge, this may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that historically have not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for clients against our current or future competitors, or that such competition will not have a material adverse effect on our business, operating results and financial condition.
Also, some prospective buyers are reluctant to purchase applications that could have a short lifespan, as an acquisition could result in the application’s life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. If clients or prospects want fewer software vendors, they may elect to purchase competing products from a larger vendor than us since those larger vendors offer a wider range of products. Furthermore, some of these larger vendors may be able to bundle their software with their database applications, which underlie a significant portion of our installed applications. When we compete with these larger vendors for new clients, we believe that these larger businesses often attempt to use their size as a competitive advantage against us.
Many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or devote greater resources to the development, promotion and sale of their products than we can. Some competitors have become more aggressive with their prices and payment terms and issuance of contractual implementation terms or guarantees. In addition, third parties may offer competing maintenance and implementation services to our clients and thereby reduce our opportunities to provide those services. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms. Furthermore, potential clients may consider outsourcing options, including application service providers, data center outsourcing and service bureaus, as alternatives to our software products. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

We also face competition from the corporate IT departments of current or potential clients capable of internally developing solutions and we compete with a variety of more specialized software and services vendors, including:
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

Due to competition, we may change our pricing practices, which could adversely affect operating margins or client ordering patterns.

The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products or services in an effort to recapture or gain market share or to sell other products or services, we may need to lower prices or offer other favorable terms in order to compete successfully. For these and other reasons, in the future we may choose to make changes to our pricing practices. For example, we may offer additional discounts to clients; increase (or decrease) the use of pricing that involves periodic fees based on the number of users of a product; or change maintenance pricing. Such changes could materially and adversely affect our margins, and our revenue may be negatively affected if our competitors are able to recapture or gain market share.

RISK FACTORS RELATED TO OUR OPERATIONS

Our growth is dependent upon the successful further development of our direct and indirect sales channels.

We believe that our future growth will depend on developing and maintaining successful strategic relationships with systems integrators and other technology companies. We intend to continue to increase the proportion of clients served through these indirect channels, so we are currently investing, and plan to continue to invest, significant resources to develop them. This investment could adversely affect our operating results if these efforts do not generate sufficient license, subscription and service revenue to offset our investment. Also, our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels will likely reduce our consulting service revenue, as third- party systems integrators generally provide these services. As indirect sales increase, our direct contact with our client base will decrease, and we may have more difficulty accurately forecasting sales, evaluating client satisfaction and recognizing emerging client requirements. In addition, these systems integrators and third-party software providers may develop, acquire or market products competitive with our products. Marketing our products directly to clients and indirectly through systems integrators and other technology companies may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent that different systems integrators target the same clients, systems integrators also may come into conflict with each other. Any channel conflicts that develop may have a material adverse effect on our relationships with systems integrators or harm our ability to attract new systems integrators.

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

Historically, we have derived a significant percentage of our revenue from the sale of software products and collaborative applications that address vertical market opportunities with manufacturers and wholesalers that supply retail clients. The success of our clients is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the acquisition of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns in our clients’ industries.
Due to current economic conditions, including the ongoing COVID-19 pandemic, we expect the retail industry to remain relatively cautious in its level of investment in IT when compared to other industries. We are concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain markets, especially if such weak economic conditions persist for an extended period of time. Weak and uncertain economic conditions have negatively affected our revenue in the past and may do so in the future, including potential deterioration of our maintenance revenue base as clients look to reduce their costs, elongation of our selling cycles, and reduction in the demand for our products. As a result, in the current economic environment it is difficult to predict exactly when specific sales will close. In addition, weak and uncertain economic conditions could impair our clients’ ability to pay for our products or services. We also believe the retail business transformation from retail brick-and-mortar to technology-enabled omni-channel commerce models will be a multi-year trend and may have been accelerated by the onset of the COVID-19 pandemic. Consequently, we cannot predict when the disruption from the COVID-19 pandemic or the transformation to new commerce models may moderate or end. Any of these factors could adversely affect our business, our quarterly or annual operating results and our financial condition.
We have observed that as the retail industry consolidates, it is experiencing increased competition in certain geographic regions that could negatively affect the industry and our clients’ ability to pay for our products and services. Such consolidation has negatively impacted our revenue in the past and may continue to do so in the future, which may reduce the demand for our products, and may adversely affect our business, operating results and financial condition.
We derive a significant portion of our services revenue from a small number of clients. If these clients were to discontinue the use of our services or delay their implementation, our total revenue would be adversely affected.

We derive a significant portion of our services revenue from a small number of clients. If these clients were to discontinue or delay their use of these services, or obtain these services from a competitor, our services revenue and total revenue would be adversely affected. Clients may delay or terminate implementation of our services due to budgetary constraints related to economic uncertainty, dissatisfaction with product quality, the difficulty of prioritizing numerous IT projects, changes in business strategy, personnel or priorities, or other reasons. Clients may be less likely to invest in additional software in the future or continue to pay for software maintenance. Our business relies to a large extent upon sales to existing clients and maintenance and services revenue are key elements of our revenue base, so any reduction in these sales or these maintenance and services payments could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We may derive a significant portion of our revenue in any quarter from a limited number of large, non-recurring sales.

From time to time, we expect to continue to experience large, individual client sales, which may cause significant variations in quarterly fees. We also believe that purchasing our products is relatively discretionary and generally involves a significant commitment of a client’s capital resources. Therefore, a downturn in any client’s business could result in order cancellations or requests for flexible payment terms that could have a significant adverse impact on our revenue and quarterly results. Moreover, continued uncertainty about general economic conditions could precipitate significant reductions in corporate spending for IT, which could result in delays or cancellations of orders for our products.

Our lengthy sales cycle makes it difficult to predict quarterly revenue levels and operating results.

Because fees for our software products are substantial and the decision to purchase our products typically involves members of our clients’ senior management, the sales process for our solutions is lengthy. Furthermore, our existing and prospective clients routinely require education regarding the use and benefits of our products, which may lead to delays in receiving clients’ orders. Accordingly, the timing of our revenue is difficult to predict, and the delay of an order could cause our quarterly revenue to fall substantially below our expectations and those of public market analysts and investors. Moreover, to the extent that we succeed in shifting client purchases away from individual software products and toward more costly integrated suites of software and services, our sales cycle may lengthen further, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in sales could cause significant shortfalls in our revenue and operating results for any particular period. Also, it is difficult for us to forecast the timing and recognition of revenue from sales of our products because our existing and prospective clients often take significant time evaluating our products before purchasing them. The period between initial client contact and a purchase by a client could be nine months or longer. During the evaluation period, prospective clients may decide not to purchase or may scale down proposed orders of our products for various reasons, including:
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

If our clients elect not to renew maintenance contracts after the initial maintenance period and the loss of those clients is not offset by new maintenance clients, our maintenance revenue and total revenue would be adversely affected.

Upon the purchase of a software license, our clients typically enter into a maintenance contract with a typical term of one to three years. If clients elect not to renew their maintenance contracts after this initial maintenance period and we do not offset the loss of those clients with new maintenance clients as a result of new license fees, our maintenance revenue and total revenue would be adversely affected.
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
•impairment of relationships with employees and clients;
•potential assumption of liabilities of the acquired company;
•significant exit or impairment charges if products acquired in business combinations are unsuccessful; and
•issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through our due diligence process.
Accounting rules require the use of the purchase method of accounting in all new business acquisitions. Many acquisition candidates have significant intangible assets, so an acquisition of these businesses would likely result in significant amounts of goodwill and other intangible assets. The purchase method of accounting for business combinations may require large write-offs of any in-process research and development costs related to companies being acquired, as well as ongoing amortization costs for other intangible assets. Goodwill and certain other intangible assets are not amortized to income, but are subject to impairment reviews at least annually. If the acquisitions do not perform as planned, future write-offs and charges to income arising from such impairment reviews could be significant. In addition, these acquisitions could involve acquisition- related charges, such as one-time acquired research and development charges. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net earnings in the quarter of the combination and for several subsequent years. We may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.
Fully integrating an acquired company or business into our operations may take a significant amount of time. In addition, we may be able to conduct only limited due diligence on an acquired company’s operations. Following an acquisition, we may be subject to liabilities arising from an acquired company’s past or present operations, including liabilities related to data security, encryption and privacy of client data, and these liabilities may not be covered by the warranty and indemnity provisions that we negotiate. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations.

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
To effectively mitigate this risk, we must continue to improve our operational, financial and management controls and our reporting systems and procedures by, among other things, improving our key processes and IT infrastructure to support our business needs, and enhancing information and communication systems to ensure that our employees and offices around the world are well-connected and can effectively communicate with each other and our clients and employees can work remotely as appropriate.
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
•longer collection cycles;
•tariffs and other trade barriers, including the economic burden and uncertainty placed on our clients by the imposition and threatened imposition of tariffs by the U.S., China and other countries;
•seasonal reductions in business activities, particularly throughout Europe;
•reduced protection for intellectual property rights in some countries;
•proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;
•anti-American sentiment due to conflicts in the Middle East and elsewhere and U.S. policies that may be unpopular in certain countries;
•localized spread of infection resulting from the COVID-19 pandemic, including any economic downturns and other adverse impacts;
•political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries;
•difficulties in enforcing agreements through foreign legal systems;
•fluctuations in exchange rates that may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency, including any fluctuations caused by uncertainties related to the invasion of Ukraine by Russia;
•changes in general economic, health and political conditions in countries where we operate;
•potential labor strikes, lockouts, work slowdowns and work stoppages; and
•restrictions on downsizing operations in Europe and expenses and delays associated with any such activities.

It may become increasingly expensive to obtain and maintain liability insurance.

Our products are often critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. If our products fail to function as required, we may be subject to claims for substantial damages. Courts may not enforce provisions in our contracts that would limit our liability or otherwise protect us from liability for damages. Although we maintain general liability insurance coverage, including coverage for errors or omissions and cybersecurity risks, this coverage may not continue to be available on reasonable terms or in sufficient amounts to cover claims against us. In addition, our insurers may disclaim coverage for future claims. If claims exceeding the available insurance coverage are successfully asserted against us, or our insurers impose premium increases, large deductibles or co-insurance requirements, our business and results of operations could be adversely affected.
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

If the scope of our operating and financial systems and the geographic distribution of our operations and clients significantly expand, this may increase demands on our management and operations. Our officers and other key employees will need to implement and improve our operational, client support and financial control systems and effectively expand, train and manage our employee base. We also may be required to manage an increasing number of relationships with various clients and other third parties. We may not be able to manage future expansion successfully, and our inability to do so could harm our business, operating results and financial condition.

RISK FACTORS RELATED TO OUR PRODUCTS

We may not be successful in convincing clients to migrate to current or future releases of our products, which may lead to reduced services and maintenance revenue and less future business from existing clients.
Our clients may not be willing to incur the costs or invest the resources necessary to complete upgrades to current or future releases of our products. This may lead to a loss of services and maintenance revenue and future business from clients that continue to operate prior versions of our products or choose to no longer use our products.

We may be unable to retain or attract clients if we do not develop new products and enhance our current products in response to technological changes and competing products.

Over time, we have been required to migrate our products and services from mainframe to client server to web- based environments. In addition, we have been required to adapt our products to emerging standards for operating systems, databases and other technologies. We will be unable to compete effectively if we fail to:
•maintain and enhance our technological capabilities to correspond to these emerging environments and standards;
•develop and market products and services that meet changing client needs; or
•anticipate or respond to technological changes on a cost-effective and timely basis.
A substantial portion of our research and development resources is devoted to product upgrades that address regulatory and support requirements, leaving fewer resources available for new products. New products require significant development investment. That investment is further constrained because of the added costs of developing new products that work with multiple operating systems or databases. We face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products. If we do not attract sufficient client interest in those products, we will not realize a return on our investment and our operating results will be adversely affected.
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
If our products are not able to deliver quick, demonstrable value to our clients, our business could be seriously harmed.

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

The market for our software products is characterized by rapid technological change, evolving industry standards, changes in client requirements and frequent new product introductions and enhancements. For example, existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge. As a result, it is difficult for us to estimate the life cycles of our software products. There can be no assurance that we will successfully identify new product opportunities or develop and bring new products to the market in a timely and cost- effective manner, or that products, capabilities or technologies developed by our competitors will not render our products obsolete. Our future success will depend in part upon our ability to:
•continue to enhance and expand our core applications;
•continue to sell our products;
•continue to successfully integrate third-party products;
•enter new markets and achieve market acceptance; and
•develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated client requirements and achieve market acceptance.
Despite our testing, our software programs, like software programs generally, may contain a number of undetected errors or “bugs” when we first introduce them or as new versions are released. We do not discover some errors until we have installed the product and our clients have used it. Errors may result in the delay or loss of revenue, diversion of software engineering resources, material non-monetary concessions, negative media attention, or increased service or warranty costs as a result of performance or warranty claims that could lead to client dissatisfaction, litigation, damage to our reputation, and impaired demand for our products. Correcting bugs may result in increased costs and reduced acceptance of our software products in the marketplace. Further, such errors could subject us to claims from our clients for significant damages, and we cannot assure you that courts would enforce the provisions in our client agreements that limit our liability for damages. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:
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

Implementation of our products can be complex, time-consuming and expensive, clients may be unable to implement our products successfully, and we may become subject to warranty or product liability claims, which could be costly to resolve and result in negative publicity.

Our products must integrate with the existing computer systems and software programs of our clients. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. Our clients may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Although we test each of our new products and releases and evaluate and test the products we obtain through acquisitions before introducing them to the market, there still may be significant errors in existing or future releases of our software products, with the possible result that we may be required to expend significant resources in order to correct such errors or otherwise satisfy client demands. In addition, defects in our products or difficulty integrating our products with our clients’ systems could result in delayed or lost revenue, warranty or other claims against us by clients or third parties, adverse client reactions and negative publicity about us or our products and services, or reduced acceptance of our products and services in the marketplace, any of which could have a material adverse effect on our reputation, business, results of operations and financial condition.

An increase in sales of software products that require customization would result in revenue being recognized over the term of the contract for those products and could have a material adverse effect on our operating performance and financial condition.

Historically, we generally have been able to recognize software revenue upon delivery of our solutions and contract execution. Clients and prospects could ask for unique capabilities in addition to our core capabilities, which could cause us to recognize more of our software revenue on a contract accounting basis over the course of the delivery of the solution rather than upon delivery and contract execution. The period between the initial contract and the completion of the implementation of our products can be lengthy and is subject to a number of factors (over many of which we have little or no control) that may cause significant delays, including the size and complexity of the overall project. As a result, a shift toward a higher proportion of software contracts requiring contract accounting would have a material adverse effect on our operating performance and financial condition and cause our operating results to vary significantly from quarter to quarter.

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

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of copyright, trademark and trade secret laws; confidentiality agreements with employees and third parties; protective contractual provisions (such as those contained in our agreements with consultants, vendors, partners and clients); and other measures to protect this information. Existing copyright laws afford only limited protection. We believe that the rapid pace of technological change in the computer software industry has made trade secret and copyright protection less significant than factors such as:
•knowledge, ability and experience of our employees;
•frequent software product enhancements;
•client education; and
•timeliness and quality of support services.
Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. The laws of some countries in which our software products are or may be sold do not protect our software products and intellectual property rights to the same extent as do the laws of the United States.

We generally enter into confidentiality or similar agreements with our employees, clients, and vendors. These agreements control access to and distribution of our software, documentation, and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products, obtain and use information that we regard as proprietary, or develop similar technology through reverse engineering or other means. Preventing or detecting unauthorized use of our products is difficult. There can be no assurance that the steps we take will prevent misappropriation of our technology or that such agreements will be enforceable. In addition, we may need to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of others’ proprietary rights, or defend against claims of infringement or invalidity. Such litigation could result in significant costs and the diversion of resources. This could materially and adversely affect our business, operating results and financial condition.
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
Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence regulators to enact regulations and laws that may limit our ability to provide certain products. Federal, state, or foreign laws and regulations, including laws and regulations regulating privacy, data security, or consumer protection, or other policies, public perception, standards, self-regulatory requirements or legal obligations, could reduce the demand for our software products if we fail to design or enhance our products to enable our clients to comply with the privacy and security measures dictated by these requirements. Moreover, we may be exposed to liability under existing or new data privacy legislation. Even technical violations of these laws can result in penalties that are assessed for each non- compliant transaction. If we or our clients were found to be subject to and in violation of any of these laws or other data privacy laws or regulations, our business could suffer and we and/or our clients would likely have to change our business practices.

We face risks associated with the security of our products, and if our data protection or other security measures are compromised and as a result our data, our clients’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable, our reputation could be damaged, the IT services we provide to our clients could be disrupted, and clients may stop using our products and services, all of which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions.

Maintaining the security of computers and computer networks is an issue of critical importance for our clients. Attempts by experienced computer programmers, or hackers, to penetrate client network security or the security of web sites to misappropriate confidential information have become an industry-wide phenomenon that affects computers and networks across all platforms. We have included security features in certain of our Internet browser-enabled products that are intended to protect the privacy and integrity of client data. In addition, some of our software applications use encryption technology to permit the secure exchange of valuable and confidential information. Despite these security features, our products may be vulnerable to break-ins and similar problems caused by hackers, which could jeopardize the security of information stored in and transmitted through the computer systems of our clients. Actual or perceived security vulnerabilities in our products (or the Internet in general) could lead some clients to seek to reduce or delay future purchases or to purchase competitors’ products which are not Internet-based applications. Clients may also increase their spending to protect their computer networks from attack, which could delay adoption of new technologies. Any of these actions by clients and the cost of addressing such security problems may have a material adverse effect on our business.
Although our agreements with our clients contain provisions designed to limit our exposure as a result of the situations listed above, such provisions may not be effective. Existing or future federal, state, local or foreign laws or ordinances or unfavorable judicial decisions could affect their enforceability. To date, we have not experienced any such product liability claims, but there can be no assurance that this will not occur in the future. Because our products may be used in essential business applications, a successful product liability claim could have a material adverse effect on our business, operating results, and financial condition. Additionally, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management.
We depend on third-party technology, which could result in increased costs or delays in the production and improvement of our products if it should become unavailable or if it contains defects.

We license critical third-party software that we incorporate into our own software products. We are likely to incorporate and include additional third-party software in our products and solutions as we expand our product offerings. The operation of our products would be impaired if errors occur in the third-party software that we utilize. It may be difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that third parties will continue to make their software available to us on acceptable terms, invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software, or even remain in business. Further, due to the limited number of vendors of certain types of third-party software, it may be difficult for us to replace such third-party software if a vendor terminates our license of the software or our ability to license the software to clients. If our relations with any of these third- party software providers are impaired, and if we are unable to obtain or develop a replacement for the software, our business could be harmed. In addition, if the cost of licensing any of these third-party software products significantly increases, our gross margin levels could significantly decrease.

Any interruptions or delays in services from third parties, including data center hosting facilities and cloud computing platform providers, or our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.

We currently serve our clients from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. Any damage to or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services. From time to time we have experienced interruptions in our services and such interruptions may occur in the future. As we increase our reliance on these third-party systems, the risk of service interruptions may increase. Interruptions in our services may cause clients to make warranty or other claims against us or terminate their agreements and adversely affect our ability to attract new clients, all of which would reduce our revenue. Our business also would be harmed if clients and potential clients believe our services are unreliable.
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
If we do not accurately plan for our infrastructure capacity requirements and we experience significant strain on our data center capacity, our clients could experience performance degradation or service outages that may subject us to financial liability, result in client losses and harm our business. As we add data centers and capacity and continue to move to a cloud computing platform, we may move or transfer our data and our clients’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may adversely impact our business.

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

Our technical personnel have unique access to client data, and may abuse that privilege.

In order to properly render the services we provide, our technical personnel have the ability to access data on the systems run by our clients or hosted by us for our clients, including data about the operations of our clients and even about the customers of our clients. Although we have never had such an occurrence in the entire history of our Company, it is conceivable that such access could be abused in order to improperly utilize that data to the detriment of such clients.

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

As of June 27, 2022, James C. Edenfield, Executive Chairman, Treasurer and a Director of the Company, beneficially owned 1,821,587 shares, or 100%, of our Class B common stock, and 60,000 shares, or 0.18%, of our Class A common stock. If all of Mr. Edenfield’s Class B shares were converted into Class A shares, Mr. Edenfield would beneficially own 1,881,587 Class A shares, which would represent approximately 5.59% of all outstanding Class A shares after giving effect to such conversion. As a result of Mr. Edenfield’s ownership of Class B common stock, he has the right to elect a majority of our Board of Directors. Such control and concentration of ownership may discourage a potential acquirer from making a purchase offer that other shareholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

We have difficulty predicting our actual quarterly operating results, which have varied widely in the past and which we expect to continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. We base our expense levels, operating costs and hiring plans on projections of future revenue, and it is difficult for us to rapidly adjust when actual results do not match our projections. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Revenue in any quarter depend on the combined sales activity of the American Software group of companies and our ability to recognize revenue in that quarter in accordance with our revenue recognition policies. Our sales activity is difficult to forecast for a variety of reasons, including the following:
•we complete a significant portion of our client agreements within the last few weeks of each quarter;
•if an agreement includes cloud services that are performed over the term of the contract, this requires all revenue to be spread over the term of the contract;
•our sales cycle for products and services, including multiple levels of authorization required by some clients, is relatively long and variable because of the complex and mission-critical nature of our products;
•the demand for our products and services can vary significantly;
•the size of our transactions can vary significantly;

•the possibility of adverse global political or public health conditions and economic downturns, both domestic and international, characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs, may substantially reduce client demand and contracting activity;
•clients may unexpectedly postpone or cancel anticipated system replacement or new system evaluation and implementation due to changes in their strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;
•client evaluation and purchasing processes vary from company to company, and a client’s internal approval and expenditure authorization process can be difficult and time-consuming, even after selection of a vendor; and
•the number, timing and significance of software product enhancements and new software product announcements by us and by our competitors may affect purchase decisions.
Variances or slowdowns in our contracting activity in prior quarters may affect current and future consulting, training and maintenance revenue, since these revenue typically follow license or subscription fee revenue. Our ability to maintain or increase services revenue primarily depends on our ability to increase the number and size of our client agreements. In addition, we base our budgeted operating costs and hiring plans primarily on our projections of future revenue. Because most of our expenses, including employee compensation and rent, are relatively fixed in the near term, if our actual revenue falls below projections in any particular quarter, our business, operating results, and financial condition could be materially and adversely affected. In addition, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses. As a result of these factors, we believe that period-to-period comparisons of our revenue and operating results are not necessarily meaningful. Therefore, predictions of our future performance should not be based solely on our historical quarterly revenue and operating results.
Our stock price is volatile and there is a risk of litigation.

The trading price of our common stock has been in the past and in the future may be subject to wide fluctuations in response to factors such as the following:
•general market conditions including an economic recession;
•revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;
•client order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the client, management changes, corporate reorganizations or otherwise;
•reduced investor confidence in equity markets, due in part to corporate collapses in recent years;
•speculation in the press or analyst community;
•wide fluctuations in stock prices, particularly in relation to the stock prices for other technology companies;
•announcements of technological innovations by us or our competitors;
•new products or the acquisition or loss of significant clients by us or our competitors;
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
•domestic or international terrorism, global or regional conflicts including the invasion of Ukraine by Russia, public health crises including the COVID-19 pandemic, and other significant external factors; and
•other factors described in these “Risk Factors.”
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

On May 25, 2022, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend will be payable on or about August 26, 2022 to Class A and Class B shareholders of record at the close of business on August 12, 2022. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. However, our dividend policy may be affected by, among other things, our views on business conditions, financial position, earnings, earnings outlook, capital spending plans and other factors that our Board of Directors considers relevant at that time. Our dividend policy has changed in the past and may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. A change in our dividend policy could have a negative effect on the market price of our common stock.

The price of our common stock may decline due to shares eligible for future sale or actual future sales of substantial amounts of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. As of June 27, 2022, if all of our outstanding Class B common shares were converted into Class A common shares, our current directors and executive officers of the Company as a group would beneficially own approximately 10.40% of all outstanding Class A common shares after giving effect to such conversion. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

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
Each of our three segments makes use of the property at 470 East Paces Ferry Road and our SCM segment occupies office space that we lease in the United Kingdom, Germany, India, New Zealand and Australia.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Trading Market
Our Class A Common Shares are listed on the NASDAQ Global Select Market under the symbol “AMSWA”. As of June 24, 2022, there were approximately 17,559 holders of Class A shares who held their stock either individually or in nominee or “street” names through various brokerage firms, and one holder of Class B Common Shares.
Equity Compensation Plans
The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	4,540,104	$16.05	2,902,643
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

Stock Price Performance Graph
The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the NASDAQ Stock Market – US Companies ("NASDAQ Composite Index") and a peer group index on a quarterly basis. The graph reflects the investment of $100 on April 30, 2017 in the Company’s stock, the NASDAQ Composite Index and the NASDAQ Computer Index, a published industry peer group index. The NASDAQ Computer Index consists of approximately 454 NASDAQ-listed companies, including computer hardware and software companies that furnish computer programming and data processing services and firms that produce computers, office equipment, and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2022.

	FY 2017	FY 2018	FY 2019	FY 2020	FY 2021	FY 2022
American Software(a)	$100	$121	$127	$167	$215	$181
NASDAQ Composite	100	117	134	147	231	204
NASDAQ Computer Index	100	122	147	177	287	281
_______________
(a)This series includes dividends paid over the disclosed period.

Purchases of Equity Securities by the Company
The following table summarizes repurchases of our stock in the quarter ended April 30, 2022:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2022 through February 28, 2022	—	$—	—	946,321
March 1, 2022 through March 31, 2022	—	$—	—	946,321
April 1, 2022 through April 30, 2022	—	$—	—	946,321
Total Fiscal 2022 Fourth Quarter	—	$—	—	946,321
_____________
*    The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Transfer Agent
American Stock Transfer & Trust Company LLC
6201 15th Ave.
Brooklyn, NY 11219
Toll free: (800) 937-5449
Local & international: (718) 921-8124
http://www.astfinancial.com
Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers
The following firms make a market in the Class A common shares of American Software, Inc.

Archipelago Stock Exchange	MEMX Execution Services LLC
B. RILEY SECURITIES, INC.	Morgan Stanley & Co. LLC
Barclays Capital Inc./Le	Nasdaq Execution Services LLC
Bofa Securities, Inc.	NASDAQ OMX PHLX LLC
Canaccord Genuity Inc.	National Stock Exchange
Cantor, Fitzgerald & Co.	New York Stock Exchange
CBOE TRADING, INC.	Raymond, James & Associates
Citadel Derivatives Group Llc	RBC Capital Markets, LLC
Citadel Securities LLC	Robert W. Baird & Co Inc
Cowen and Company, LLC	SG Americas Securities LLC
Direct Edge ECN LLC	Stifel Nicolaus & Co.
G1 Execution Services, LLC	StoneX Financial Inc.
Goldman Sachs & Co. LLC	SunTrust Capital Markets Inc
GTS Securities LLC	Susquehanna Financial Group,
HRT Financial Lp	Susquehanna Securities
IEX Services LLC	Two Sigma Securities, LLC
Jefferies LLC	UBS Securities LLC
Keybanc Capital Markets Inc.	Virtu Americas LLC
Latour Trading LLC	Wall Street Investor Services
Maxim Group LLC	Wells Fargo Advisors, LLC
William Blair

ITEM 6.    [RESERVED]

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have based the following discussions and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of consolidated financials statements and the reported amounts of revenue and expenses during the reporting period. Note 1 to the Consolidated Financial Statements for the fiscal year ended April 30, 2022, describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition. The most critical judgments required in applying ASC 606, Revenue Recognition from Customers, and our revenue recognition policy relate to the determination of distinct performance obligations and the evaluation of the standalone selling price (SSP) for each performance obligation.
Our client contracts with a software license, include multiple performance obligations. Judgment is required in determining whether each performance obligation within a client contract is distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as a single performance obligation may require significant judgment that requires us to assess the nature of the promise and the value delivered to the client. Our products and services generally function on a standalone basis and do not require a significant amount of integration or interdependency. Therefore, multiple products and services contained within a client contract are generally considered to be distinct and are not combined for revenue recognition purposes.
We allocate the transaction price for each contract to each performance obligation based on the relative SSP for each performance obligation within each contract. Judgment is required to determine the SSP for each distinct performance obligation. We evaluate the SSP for each element by considering prices we charge for similar offerings, size of the order and historical pricing practices. We typically establish an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. If our judgment is incorrect for a particular item within an arrangement, the timing of our revenue could be impacted between periods, such that we would recognize revenue in a different period than we would have if a different judgment had been used; however, the revenue for the full arrangement would have the same result.
For substantially all performance obligations except on-premise licenses, we are able to establish SSP as described above. Our on-premise licenses have not historically been sold on a standalone basis, as the vast majority of all clients elect to purchase on-premise license support contracts at the time of a on-premise license purchase. Support contracts are generally priced as a percentage of the net fees paid by the client to access the on-premise license. We are unable to establish the SSP for our on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for an on-premise license included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to on-premise license revenue.

RESULTS OF OPERATIONS
The following table sets forth certain revenue and expense items as a percentage of total revenue for the three years ended April 30, 2022, 2021, and 2020 and the percentage increases or decreases in those items for the years ended April 30, 2022 and 2021:

	Percentage of Total Revenue			Pct. Change in Dollars	Pct. Change in Dollars
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenue:
Subscription fees	33%	26%	19%	46%	31%
License fees	4	3	7	80	(61)
Professional services and other	34	35	37	10	(7)
Maintenance	29	36	37	(8)	(7)
Total revenue	100	100	100	14	(4)
Cost of revenue:
Subscription fees	10	11	8	13	25
License fees	1	2	4	(43)	(60)
Professional services and other	25	26	27	4	(5)
Maintenance	5	7	6	(8)	3
Total cost of revenue	41	46	45	3	(4)
Gross margin	59	54	55	24	(3)
Research and development	14	15	13	4	11
Sales and marketing	18	18	19	13	(8)
General and administrative	17	17	17	15	(2)
Amortization of acquisition-related intangibles	—	—	—	—	(26)
Total operating expenses	49	50	49	11	(1)
Operating income	10	4	6	202	(28)
Other income:
Interest income	—	—	1	(4)	(73)
Other, net	—	4	(1)	(93)	(627)
Earnings before income taxes	10	8	6	56	30
Income tax expense	1	1	—	39	1255
Net earnings	9%	7%	6%	58%	20%
Economic Overview and Significant Trends in Our Business
Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In fiscal 2022, approximately 84% of our total revenue was generated in the United States, 8% was in EMEA, and the remaining balance in APAC, Canada, and Latin America. Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 75% of every supply chain solutions dollar invested is spent in North America and Western Europe, consequently, the health of those economies have a meaningful impact on our financial results.

In April 2022, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for the 2022 and 2023 world economic growth forecast. The update noted that, “The war in Ukraine has triggered a costly humanitarian crisis that demands a peaceful resolution. Economic damage from the conflict will contribute to a significant slowdown in global growth in 2022. A severe double-digit drop in GDP for Ukraine and a large contraction in Russia are more than likely, along with worldwide spillovers through commodity markets, trade, and financial channels. Even as the war reduces growth, it will add to inflation. Fuel and food prices have increased rapidly, with vulnerable populations—particularly in low-income countries— most affected. Elevated inflation will complicate the trade-offs central banks face between containing price pressures and safeguarding growth.

Global growth is projected to slow from an estimated 6.1 percent in 2021 to 3.6 percent in 2022 and 2023. This is 0.8 and 0.2 percentage points lower for 2022 and 2023 than in the January World Economic Outlook Update. Beyond 2023, global growth is forecast to decline to about 3.3 percent over the medium term. Crucially, this forecast assumes that the conflict remains confined to Ukraine, further sanctions on Russia exempt the energy sector (although the impact of European countries’ decisions to wean themselves off Russian energy and embargoes announced through March 31, 2022, are factored into the baseline), and the pandemic’s health and economic impacts abate over the course of 2022.”

For fiscal 2023, we believe that the mission critical nature of our software, combined with a challenging global macro economic environment from increased global disruptions on companies’ supply chains will require them to improve productivity and profitability by upgrading their technology systems, which may result in an improved selling environment. Although this improvement could slow or regress at any time, due in part to the effects of a possible recession and trade conflicts on global capital markets, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While demand for our solutions is solid, the current business climate within the United States and geographic regions in which we operate may affect clients’ and prospects' decisions regarding timing of strategic capital expenditures by taking longer periods to evaluate discretionary software purchases.
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
•Acquisition Risks. There are risks associated with acquisitions of complementary companies, products and technologies, including the risks that we will not achieve the financial and strategic goals that we contemplate at the time of the transaction. More specifically, in any acquisition we will face risks and challenges associated with the uncertain value of the acquired business or assets, the difficulty of assimilating operations and personnel, integrating acquired technologies and products and maintaining the loyalty of the clients of the acquired business.
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
Market Conditions by Operating Segment
We operate and manage our business in three segments based on software and services provided in three key product markets: (1) SCM, which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners; (2) IT Consulting, which consists of IT staffing and consulting services; and (3) Other, which consists of (i) American Software ERP, a provider of purchasing and materials management, client order processing, financial, human resources, and manufacturing solutions, and (ii) unallocated corporate overhead expenses.
Our SCM segment experienced a 16% increase in revenue during fiscal 2022 when compared to fiscal 2021, primarily due to a 80% increase in license fees, a 46% increase in subscription fees and a 9% increase in professional services and other revenue, partially offset by a 9% decrease in maintenance revenue.
Our IT Consulting segment experienced a 10% increase in revenue in fiscal 2022 when compared to fiscal 2021, due primarily to fluctuations in IT staffing work at our largest client. As companies have moved to cut costs and limit IT budgets, they have utilized more outsourcing services, which tend to be more cost effective for them. Therefore, this trend has resulted in increased business for this segment. Our largest consulting client comprised 31% of our IT Consulting revenue in fiscal 2022 and 29% in fiscal 2021. The loss of this client would negatively and materially affect our IT Consulting business.

The Other segment revenue increased by 6% in fiscal 2022 when compared to fiscal 2021, primarily due to a 31% increase in license fees, a 12% increase in professional services and other revenue and a 2% increase in maintenance revenue.
REVENUE

	Years Ended April 30,
	2022	2021	2020	% Change		% of Total Revenue
				2022 vs. 2021	2021 vs. 2020	2022	2021	2020
	(in thousands)
Subscription fees	$42,066	$28,877	$22,033	46%	31%	33%	26%	19%
License fees	5,390	2,993	7,582	80%	(61)%	4%	3%	7%
Professional service and other	43,476	39,616	42,774	10%	(7)%	34%	35%	37%
Maintenance	36,621	39,922	43,077	(8)%	(7)%	29%	36%	37%
Total revenue	$127,553	$111,408	$115,466	14%	(4)%	100%	100%	100%
For the year ended April 30, 2022, the 14% increase in total revenue compared to fiscal 2021 was attributable primarily to a 80% increase in license revenue, a 46% increase in subscription fees revenue and a 10% increase in professional services and other revenue, partially offset by a 8% decrease in maintenance revenue.
Due to intensely competitive markets, we discount subscription and license fees from our published list price due to pricing pressure in our industry. Numerous factors contribute to the amount of the discounts provided, such as previous client purchases, the number of client sites utilizing the software, the number of modules purchased and the number of users, the type of platform deployment, as well as the overall size of the contract. While all these factors affect the discount amount of a particular contract, the overall percentage discount has not materially changed in the recent reported fiscal periods.
The change in our revenue from period to period is primarily due to the volume of products and related services sold in any period and the amounts of products or modules purchased with each sale.
International revenue represented approximately 16% of total revenue for the year ended April 30, 2022 and 15% of total revenue for the year ended April 30, 2021. Our international revenue may fluctuate substantially from period to period primarily because we derive these revenue from a relatively small number of clients.
Subscription Fees Revenue

	Years Ended April 30,
	2022	2021	2020	% Change
				2022 vs. 2021	2021 vs. 2020
	(in thousands)
Supply Chain Management	$42,066	$28,877	$22,033	46%	31%
Total subscription fees revenue	$42,066	$28,877	$22,033	46%	31%

For the year ended April 30, 2022, subscription fee revenue increased by 46% when compared to the same period in the prior year primarily due to an increase in Cloud Services Annual Contract Value ("ACV") of approximately 26% to $48.2 million compared to $38.3 million in the same period of the prior year. This increase was attributable to an increase in the number of contracts, contracts with a higher Cloud Services ACV, as well as an increase in the value of multi-year contracts (typically three to five years). This is evidence of our successful transition to the cloud subscription model. ACV is a forward-looking operating measure used by management to better understand Cloud Services (SaaS and other related cloud services) revenue trends within our business, as it reflects our current estimate of revenue to be generated under existing client contracts in the forward 12-month period.

License Fees Revenue

	Years Ended April 30,
	2022	2021	2020	% Change
				2022 vs. 2021	2021 vs. 2020
	(in thousands)
Supply Chain Management	$5,369	$2,977	$7,354	80%	(60)%
Other	21	16	228	31%	(93)%
Total license fees revenue	$5,390	$2,993	$7,582	80%	(61)%
For the year ended April 30, 2022, license fee revenue increased by 80% when compared to the previous year. Our SCM segment experienced a 80% increase in license fees primarily due to a increase in the number of existing clients choosing to deploy our software on-premise this year. Our Other business segment experienced a 31% increase in license fees revenue for the year ended April 30, 2022 when compared to the same period in the prior year due to the timing of selling into the installed client base. We anticipate that the majority of future license fee sales will be to existing on-premise clients for add-on expansion. The SCM segment constituted 100% and 99% of our total license fee revenue for the years ended April 30, 2022 and 2021, respectively.
The direct sales channel provided approximately 96% of license fee revenue for the year ended April 30, 2022, compared to approximately 83% in fiscal 2021. The increase in direct license fees from fiscal 2021 to fiscal 2022 was largely due to several large license fee deals to existing clients this year compared to last year.
For the year ended April 30, 2022, our margins after commissions on direct sales were approximately 91%, and our margins after commissions on indirect sales were approximately 66%. For the year ended April 30, 2021, our margins after commissions on direct sales were approximately 84%, and our margins after commissions on indirect sales were approximately 58%. The margins after commissions for direct and indirect sales were relatively consistent, between 84% to 91% and 58% to 66%, respectively. The indirect channel margins for the fiscal year ended April 30, 2022 increased when compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. The commission percentage on our indirect sales varies based on whether the sale is domestic or international.
Professional Services and Other Revenue

	Years Ended April 30,
	2022	2021	2020	% Change
				2022 vs. 2021	2021 vs. 2020
	(in thousands)
Supply Chain Management	$21,475	$19,713	$23,782	9%	(17)%
IT Consulting	21,032	19,036	17,997	10%	6%
Other	969	867	995	12%	(13)%
Total professional services and other revenue	$43,476	$39,616	$42,774	10%	(7)%

The 10% increase in total professional services and other revenue for the year ended April 30, 2022 was due to a 12% increase in our Other segment due to higher utilization from project implementation services and services activity, combined with a 10% increase in our IT consulting segment due to the timing of project work and a 9% increase in our SCM segment professional services due primarily due to an increase in implementation project work resulting from higher subscription and license fee sales in fiscal 2022.
In our software segments, we have observed that there is a tendency for professional services and other revenue to lag changes in license revenue by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenue only as we perform those services.
Maintenance Revenue

	Years Ended April 30,
	2022	2021	2020	% Change
				2022 vs. 2021	2021 vs. 2020
	(in thousands)
Supply Chain Management	$35,379	$38,701	$41,848	(9)%	(8)%
Other	1,242	1,221	1,229	2%	(1)%
Total maintenance revenue	$36,621	$39,922	$43,077	(8)%	(7)%
The 8% decrease in total maintenance revenue for the year ended April 30, 2022 was due to a 9% decrease in maintenance revenue from our SCM segment due to normal client attrition and clients converting from on-premise support to our SaaS cloud platform, partially offset by a 2% increase in our Other segment due to an increase in client renewals.
The SCM segment’s maintenance revenue constituted 97% and 97% of total maintenance revenue for the years ended April 30, 2022 and 2021, respectively. Typically, our maintenance revenue has had a direct relationship to current and historic license fee revenue, since new licenses are the potential source of new maintenance clients.
GROSS MARGIN
The following table provides both dollar amounts and percentage measures of gross margin:

	Years Ended April 30,
	2022		2021		2020
	(in thousands)
Gross margin on subscriptions fees	$28,683	68%	$16,993	59%	$12,542	57%
Gross margin on license fees	4,286	80%	1,072	36%	2,784	37%
Gross margin on professional services and other	13,170	30%	10,523	27%	12,079	28%
Gross margin on maintenance	29,656	81%	32,392	81%	35,753	83%
Total gross margin	$75,795	59%	$60,980	54%	$63,158	55%
The total gross margin percentage for the year ended April 30, 2022 increased to 59% when compared to the same period in the prior year due to increases in gross margin percentage for license fees, subscription fees margins and professional services and other gross margins, as gross margin on maintenance stayed flat.
Gross Margin on Subscription Fees
For the year ended April 30, 2022, our gross margin percentage on subscription fees increased from 59% in fiscal 2021 to 68% primarily due to an increase in subscription revenue and lower capitalized software amortization expense.
Gross Margin on License Fees
The increase in license fee gross margin percentage for the year ended April 30, 2022 when compared to fiscal 2021 was primarily due to an increase in license fee revenue.
License fee gross margin percentage tends to be directly related to the level of license fee revenue due to the relatively fixed cost of capitalized software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.
Gross Margin on Professional Services and Other
For the year ended April 30, 2022, our gross margin percentage on professional services and other increased from 27% in fiscal 2021 to 30%, primarily due to increased gross margins in our SCM segment which increased from 35% in fiscal 2021 to 38% in fiscal 2022 due to increased revenue and higher billing utilization. Our IT Consulting segment professional services and other revenue gross margin increased from 17% in fiscal 2021 to 22% in fiscal 2022 due to improved billing rates and an increase in project utilization rates. Our Other segment increased from 41% in fiscal 2021 to 43% in fiscal 2022 due to the timing of project work.

As discussed above, our IT Consulting segment typically has lower margins when compared to the Other segments that have higher margin implementation service revenue. The IT Consulting segment was 48% and 48% of the Company’s professional services and other revenue in fiscal 2022 and 2021, respectively. Our SCM segment was 49% and 50% of the Company’s professional services and other revenue in fiscal 2022 and 2021, respectively. Our Other segment was 3% and 2% of the Company’s professional services and other revenue in fiscal 2022 and 2021, respectively.
Gross Margin on Maintenance
Maintenance gross margin remained flat at 81% in fiscal 2022 and fiscal 2021 due to maintenance revenue cost containment efforts. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Years Ended April 30,
	2022	2021	2020	% of Revenue
				2022	2021	2020
	(in thousands)
Research and development	$17,600	$16,964	$15,348	14%	15%	13%
Sales and marketing	22,867	20,304	21,958	18%	18%	19%
General and administrative	21,960	19,139	19,519	17%	17%	17%
Amortization of acquisition-related intangible assets	212	212	285	—%	—%	—%
Other income, net	681	4,487	750	—%	4%	—%
Income tax expense	1,055	759	56	1%	1%	—%

Research and Development
Gross product research and development costs include all non-capitalized and capitalized software development costs.

A breakdown of the research and development costs is as follows (in thousands):

	Years Ended April 30,
	2022	Percent Change	2021	Percent Change	2020

Total capitalized computer software development costs	$—	(100)%	$620	(80)%	$3,170
Percentage of gross product research and development costs	—%		4%		17%
Total research and development expense	17,600	4%	16,964	11%	15,348
Percentage of total revenue	14%		15%		13%
Total research and development expense and capitalized computer software development costs	$17,600	—%	$17,584	(5)%	$18,518
Percentage of total revenue	14%		16%		16%
Total amortization of capitalized computer software development costs*	$3,181	(25)%	$4,215	(28)%	$5,871
______________
*    Included in cost of license fees and cost of subscription fees.
For the year ended April 30, 2022, gross product research and development costs and capitalized software development costs remained flat primarily due to cost containment related to third-party contractors compared to fiscal 2021. Capitalized software development costs decreased in fiscal 2022 compared to fiscal 2021 due to the Company completing its transition to an agile development approach. As a result, the Company’s capitalization window is significantly shorter under the agile approach and ultimately results in the Company expensing software development costs as incurred. Amortization of capitalized software development decreased 25% in fiscal 2022 when compared to fiscal 2021 as some projects were fully amortized.
Sales and Marketing

For the year ended April 30, 2022, the increase in sales and marketing expenses compared to fiscal 2021 was due primarily to an increase in marketing spend, including an increase in attendance at trade shows and conferences and higher travel costs. Fiscal 2021 was impacted by COVID-19 for the entire year versus fiscal 2022.
General and Administrative
For the year ended April 30, 2022, general and administrative expenses increased when compared to fiscal 2021 primarily due to a increases in variable compensation, as well as various overhead costs such as insurance and benefit expenses.
The total number of employees was 418 on April 30, 2022 and 424 on April 30, 2021.
Amortization of Acquisition-related Intangible Assets
For the year ended April 30, 2022, we recorded $0.2 million in intangible amortization expense, of which the entirety is recorded in general and administrative expenses.
For the year ended April 30, 2021, we recorded $0.8 million in intangible amortization expense, of which $0.2 million is included in operating expenses and $0.6 million is included in cost of license fees.

Operating Income/(Loss)

	Years Ended April 30,
	2022	2021	2020	% Change
				2022 vs. 2021	2021 vs. 2020
	(in thousands)
Supply Chain Management	$29,164	$18,922	$19,612	54%	(4)%
IT Consulting	1,601	456	332	251%	37%
Other*	(17,609)	(15,017)	(13,896)	17%	8%
Total Operating Income	$13,156	$4,361	$6,048	202%	(28)%
______________
 *    Includes certain unallocated expenses.
Our SCM segment operating income increased by 54% in fiscal 2022 compared to fiscal 2021, primarily due to a 16% increase in revenue.
Our IT Consulting segment operating income increased 251% in fiscal 2022 compared to fiscal 2021, primarily due to a 10% increase in revenue and an increase in the billing rates from several new clients.
The increase in the Other segment operating loss in fiscal 2022 when compared to fiscal 2021 was due primarily to an increase in variable compensation and benefit costs, partially offset by a 6% increase in revenue.
Other Income
Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, realized and unrealized gains and losses from investments. Other income was approximately $0.7 million in the year ended April 30, 2022 compared to $4.5 million in fiscal 2021. The decrease was primarily due to unrealized gains of $0.6 million in fiscal 2022 compared to unrealized gains of $3.6 million for the same period last year and exchange rate losses of approximately $0.5 million compared to gains of approximately $53,000 for the same period last year.
For the years ended April 30, 2022 and 2021, our investments generated an annualized yield of approximately 1.4% and 1.7%, respectively.
Income Taxes
During the year ended April 30, 2022, we recorded income tax expense of $1.1 million compared to $0.8 million in fiscal 2021. Our effective income tax rate takes into account the source of taxable income by state and available income tax credits. Our effective tax rate was 7.6% and 8.6% in fiscal 2022 and 2021, respectively. The effective tax rate for fiscal 2022 is lower compared to fiscal 2021 due to an increase in the amount of excess tax benefits from stock option deductions.

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
The following tables provide information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2022, 2021 and 2020. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended April 30,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$29,020	$17,756	$25,982
Net cash used in investing activities	(934)	(1,298)	(3,590)
Net cash used in financing activities	(6,054)	(7,614)	(3,866)
Net change in cash and cash equivalents	$22,032	$8,844	$18,526
The increase in cash provided by operating activities in fiscal 2022 compared to fiscal 2021 was due primarily to: (1) an increase in net earnings, (2) the decrease in accounts receivable was more significant in fiscal 2022 compared to fiscal 2021 due to timing of sales and billing, (3) unrealized gains on investments due to timing of sales of investments, (4) an increase in deferred revenue in fiscal 2022 when compared to fiscal 2021 primarily due to the timing of cloud and maintenance revenue recognition, (5) higher stock-based compensation expense in fiscal 2022 due to an increase in options granted, and (6) an increase in accounts payable and other liabilities during fiscal 2022, when compared to a lower increase in fiscal 2021 due primarily to timing and the amount of sales commissions and bonuses.
These factors were partially offset by: (1) a decrease in the net proceeds from sales and maturities of trading securities due to timing of sales and maturity dates, (2) lower depreciation and amortization expense due to several capitalized software projects and intangible assets being fully amortized, (3) an increase in deferred income taxes in fiscal 2022 compared to fiscal 2021 due to timing, (4) an increase in the purchases of trading securities due to timing, (5) a decrease in prepaid expenses and other assets in fiscal 2022 compared to the decrease in fiscal 2021 due to timing of purchases, and (6) an increase on the gain on sale of fixed assets.
The decrease in cash used in investing activities in fiscal 2022 compared to cash used in investing activities in fiscal 2021 was due to a decrease in capitalized software development costs due to an increase in agile software programming that accelerates the software releases, partially offset by higher purchases of equipment.
The decrease in cash used in financing activities in fiscal 2022 when compared to fiscal 2021 was due primarily to an increase in proceeds from exercise of stock options, partially offset by an increase in cash dividends paid on common stock in fiscal 2022 due to an increase in the number of shares outstanding.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$110,690	$88,658
Investments	16,826	16,006
Total cash and investments	$127,516	$104,664
Net increase in total cash and investments	22,852	9,988
As of April 30, 2022, we had $127.5 million in total cash and investments with no outstanding debt, and believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We currently do not have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
Days Sales Outstanding ("DSO") in accounts receivable were 62 and 85 days as of April 30, 2022 and April 30, 2021, respectively. Our current ratio was 2.7 to 1 for both April 30, 2022 and April 30, 2021. DSO can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenue that comes from software license sales (which typically have installment payment terms), seasonality, shifts in client buying patterns, the timing of client payments and annual SaaS and maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenue.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through April 30, 2022, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. Under all repurchase plans as of April 30, 2022, we have repurchased 4,588,632 shares of common stock at a cost of approximately $25.6 million.
This section generally discusses fiscal 2022 compared to fiscal 2021. Discussions of fiscal 2021 compared to fiscal 2020 not included herein can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for fiscal 2021, filed with the Securities and Exchange Commission on July 9, 2021.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency. For the fiscal years ended April 30, 2022 and 2021, we generated 16% and 15%, respectively, of our revenue outside of the United States. We typically denominate our international sales in U.S. dollars, Euros or British pounds sterling. Our consolidated financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of approximately $0.5 million in fiscal 2022, compared to exchange rate gains of $0.1 million in fiscal 2021. We estimate that a 10% movement in foreign currency rates would have the effect of creating an exchange gain or loss of approximately $0.3 million for fiscal 2022.
Interest Rates and Other Market Risks. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of our cash equivalents and investments increased 18% to approximately $115.3 million in fiscal 2022 from $97.7 million in the prior year.
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
Our management, including our Chief Executive Officer, and President, as our Principal Executive Officer (“PEO”), assessed the effectiveness of our internal control over financial reporting as of April 30, 2022. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our PEO, has concluded that our internal control over financial reporting was effective as of April 30, 2022.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of April 30, 2022, and this attestation report follows immediately below.

(b) Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
American Software, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited American Software, Inc. and subsidiaries' (the Company) internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated June 29, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
June 29, 2022

(c) Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
American Software, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries (the Company) as of April 30, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 29, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Testing of revenue
As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenue when they transfer control of the promised goods or services to their clients, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company’s revenue consists of the following types of revenue streams: i) subscription fees, ii) license, iii) maintenance, and iv) professional services and other. Total revenue recorded by the Company amounted to $127.6 million in fiscal 2022.

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

The following are the primary procedures we performed to address this critical audit matter. Based on our knowledge of the Company, we applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. Specifically, we:

•evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue, including general IT controls and IT application controls,
•involved IT professionals with specialized skills and knowledge who assisted in the identification and testing of certain IT systems, including the design of audit procedures, used by the Company for the processing and recording of revenue,
•recalculated the recorded revenue for a sample of transactions by comparing the amounts recognized for consistency with the Company’s accounting policies and underlying documentation, including contracts with clients and other relevant and reliable third-party data, and
•confirmed key contract terms with clients for a selection of contracts.

We evaluated the sufficiency of the audit evidence obtained by assessing the results of the procedures performed over revenue.

/s/ KPMG LLP
We have served as the Company’s auditor since 1982.
Atlanta, Georgia
June 29, 2022

American Software, Inc. and Subsidiaries
Consolidated Balance Sheets
April 30, 2022 and 2021
(in thousands, except share data)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$110,690	$88,658
Investments	16,826	16,006
Trade accounts receivable, less allowance for doubtful accounts of $423 at April 30, 2022 and $430 at April 30, 2021:
Billed	20,619	24,438
Unbilled	2,989	2,201
Prepaid expenses and other current assets	5,067	5,320
Total current assets	156,191	136,623
Property and equipment, net	3,654	3,428
Capitalized software, net	1,586	4,767
Goodwill	25,888	25,888
Other intangibles, net	147	360
Deferred sales commissions - non-current	2,050	2,474
Lease right of use assets	935	1,454
Other assets	2,384	2,163
Total assets	$192,835	$177,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,506	$1,732
Accrued compensation and related costs	6,918	6,129
Dividends payable	3,700	3,615
Operating lease obligations	541	739
Other current liabilities	1,871	1,307
Deferred revenue	41,953	37,142
Total current liabilities	57,489	50,664
Deferred income taxes	1,772	2,627
Long-term operating lease obligations	461	821
Other long-term liabilities	137	654
Total liabilities	59,859	54,766
Shareholders’ equity:
Common stock:
Class A, $0.10 par value. Authorized 50,000,000 shares: Issued and outstanding 36,405,695 (31,817,063, net) shares at April 30, 2022 and 35,629,566 (31,040,934, net) shares at April 30, 2021	3,641	3,563
Class B, $0.10 par value. Authorized 10,000,000 shares: Issued and outstanding 1,821,587 shares at April 30, 2022 and 1,821,587 shares at April 30, 2021; convertible into Class A shares on a one-for-one basis	182	182
Additional paid-in capital	171,948	159,492
Retained deficit	(17,236)	(15,287)
Class A treasury stock, 4,588,632 shares at April 30, 2022 and 4,588,632 shares at April 30, 2021, at cost	(25,559)	(25,559)
Total shareholders’ equity	132,976	122,391
Commitments and contingencies
Total liabilities and shareholders’ equity	$192,835	$177,157
See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries
Consolidated Statements of Operations
Years ended April 30, 2022, 2021, and 2020
(in thousands, except per share data)

	2022	2021	2020
Revenue:
Subscriptions fees	$42,066	$28,877	$22,033
License	5,390	$2,993	7,582
Professional services and other	43,476	39,616	42,774
Maintenance	36,621	39,922	43,077
Total revenue	127,553	111,408	115,466
Cost of revenue:
Subscriptions fees	13,383	11,884	9,491
License	1,104	$1,921	4,798
Professional services and other	30,306	29,093	30,695
Maintenance	6,965	7,530	7,324
Total cost of revenue	51,758	50,428	52,308
Gross margin	75,795	60,980	63,158
Research and development	17,600	16,964	15,348
Sales and marketing	22,867	20,304	21,958
General and administrative	21,960	19,139	19,519
Amortization of acquisition-related intangibles	212	212	285
Total operating expenses	62,639	56,619	57,110
Operating income	13,156	4,361	6,048
Other income (expense):
Interest income	391	409	1,524
Other, net	290	4,078	(774)
Earnings before income taxes	13,837	8,848	6,798
Income tax expense	1,055	759	56
Net earnings	$12,782	$8,089	$6,742
Earnings per common share:(a)
Basic	$0.38	$0.25	$0.21
Diluted	$0.37	$0.24	$0.21
Shares used in the calculation of earnings per common share:
Basic	33,365	32,559	31,747
Diluted	34,305	33,169	32,367

(a)Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.38, $0.25 and $0.22 for the years ended April 30, 2022, 2021 and 2020, respectively. See Note 1 to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years ended April 30, 2022, 2021, and 2020
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained earnings/deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2019	33,979,739	$3,398	1,821,587	$182	$138,315	$(1,729)	$(25,559)	$114,607
Proceeds from stock options exercised	1,020,910	102	—	—	9,970	—	—	10,072
Stock-based compensation	—	—	—	—	2,027	—	—	2,027
Net earnings	—	—	—	—	—	6,742	—	6,742
Dividends declared ($0.44 per share)	—	—	—	—	—	(14,026)	—	(14,026)
Balance at April 30, 2020	35,000,649	3,500	1,821,587	182	150,312	(9,013)	(25,559)	119,422
Proceeds from stock options exercised	628,917	63	—	—	6,634	—	—	6,697
Stock-based compensation	—	—	—	—	2,546	—	—	2,546
Net earnings	—	—	—	—	—	8,089	—	8,089
Dividends declared* ($0.44 per share)	—	—	—	—	—	(14,363)	—	(14,363)
Balance at April 30, 2021	35,629,566	3,563	1,821,587	182	159,492	(15,287)	(25,559)	122,391
Proceeds from stock options exercised*	776,129	78	—	—	8,500	—	—	8,578
Stock-based compensation	—	—	—	—	3,956	—	—	3,956
Net earnings	—	—	—	—	—	12,782	—	12,782
Dividends declared* ($0.44 per share)	—	—	—	—	—	(14,731)	—	(14,731)
Balance at April 30, 2022	36,405,695	$3,641	1,821,587	$182	$171,948	$(17,236)	$(25,559)	$132,976
See accompanying notes to consolidated financial statements.

*Amounts adjusted for rounding

American Software, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended April 30, 2022, 2021, and 2020
(in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net earnings	$12,782	$8,089	$6,742
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,138	5,610	8,103
Stock-based compensation expense	3,956	2,546	2,027
Net (gain) loss on investments	(394)	(3,569)	563
Net gain on sale of fixed assets	(36)	—	—
Deferred income tax benefit	(854)	(270)	(609)
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(1,713)	(1,294)	(22,433)
Proceeds from sales and maturities of trading securities	1,287	3,718	34,202
Accounts receivable, net	3,031	(1,632)	(4,712)
Prepaid expenses and other assets	450	845	(1,537)
Accounts payable and other liabilities	1,562	799	2,692
Deferred revenue	4,811	2,914	944
Net cash provided by operating activities	29,020	17,756	25,982
Cash flows from investing activities:
Capitalized computer software development costs	—	(620)	(3,170)
Purchases of property and equipment, net of disposals	(934)	(678)	(420)
Net cash used in investing activities	(934)	(1,298)	(3,590)
Cash flows from financing activities:
Proceeds from exercise of stock options	8,578	6,697	10,072
Dividends paid	(14,632)	(14,311)	(13,938)
Net cash used in financing activities	(6,054)	(7,614)	(3,866)
Net change in cash and cash equivalents	22,032	8,844	18,526
Cash and cash equivalents at beginning of year	88,658	79,814	61,288
Cash and cash equivalents at end of year	$110,690	$88,658	$79,814
Supplemental disclosures of cash paid during the year for:
Income taxes	$300	$518	$544
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,700	$3,615	$3,547
See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2022, 2021, and 2020
(1) Presentation and Summary of Significant Accounting Policies
(a) Basis of Presentation
Founded in 1970 and headquartered in Atlanta, Georgia, American Software, Inc. and its subsidiaries (collectively, the “Company”) are engaged in the development, marketing, and support activities of a broad range of computer business application software products. The Company’s operations are principally in the computer software industry, and its products and services are used by clients within the United States and certain international markets. We provide our software solutions through three major business segments, which are further broken down into a total of six major product and service groups. The three operating segments are: (1) Supply Chain Management (“SCM”), (2) Information Technology Consulting (“IT Consulting”) and (3) Other.

•The SCM segment consists of Logility, Inc. (see Note 9), which provides collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners.
•The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm.
•The Other segment consists of (i) American Software ERP, which provides purchasing and materials management, client order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) unallocated corporate overhead expenses.
(b) Principles of Consolidation
The consolidated financial statements include the accounts of American Software, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
(c) Revenue Recognition

In accordance with the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), we recognize revenue when we transfer control of the promised goods or services to our clients, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We derive our revenue from software licenses, maintenance services, consulting, implementation and training services, and Software-as-a-Service (“SaaS”), which includes a subscription to our software as well as support, hosting and managed services.

The Company determines revenue recognition through the following steps:

Step 1 - Identification of the Contract with the Client

Step 2 - Identification of Promised Goods and Services and Evaluation of Whether the Promised Goods and Services are Distinct Performance Obligations

Step 3 - Determination of the Transaction Price

Step 4 - Allocation of the Transaction Price to Distinct Performance Obligations

Step 5 - Attribution of Revenue for Each Distinct Performance Obligation

Nature of Products and Services.
Subscription. Subscription fees include Software-as-a-Service ("SaaS") revenue for the right to use the software for a limited period of time in an environment hosted by the Company or by a third party. The client accesses and uses the software on an as needed basis over the Internet or via a dedicated line; however, the client has no right to take delivery of the software. The underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually. The Company’s SaaS solutions represent a series of distinct services that are substantially the same and have the same pattern of transfer to the client. Revenue from a SaaS solution is generally recognized ratably over the term of the arrangement.

License. Our perpetual software licenses provide the client with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the client. Our perpetual software licenses are sold with maintenance under which we provide clients with telephone consulting, product updates on a when available basis, and releases of new versions of products previously purchased by the client, as well as error reporting and correction services.
Professional Services and Other. Our professional services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. These services are typically optional to our clients, and are distinct from our software. Fees for our professional services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the client is receiving the benefit from our services as the work is performed. Reimbursements received from clients for out-of-pocket expenses were recorded in revenue and totaled approximately $171,000, $26,000, and $1.5 million for fiscal 2022, 2021, and 2020, respectively.
Maintenance. Revenue is derived from maintenance and support services, under which we provide clients with telephone consulting, product updates on a when available basis, and releases of new versions of products previously purchased by the client, as well as error reporting and correction services. Maintenance for perpetual licenses is renewable, generally on an annual basis, at the option of the client. Maintenance terms typically range from one to three years. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement since the Company is standing ready to provide a series of maintenance services that are substantially the same each period over the term; therefore, time is the best measure of progress. Support services for subscriptions are included in the subscription fees and are recognized as a component of such fees.
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
Sales Taxes. We account for sales taxes collected from clients on a net basis.

Contract Balances. Timing of invoicing to clients may differ from timing of revenue recognition and these timing differences result in unbilled accounts receivables or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. Fees for our software licenses are generally due within 30 days of contract execution. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our clients. SaaS solutions and maintenance are typically billed in advance on a monthly, quarterly, or annual basis. Services are typically billed as performed. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide clients with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we are applying the practical expedient to exclude any financing component from consideration for any contracts with payment terms of one year or less since we rarely offer terms extending beyond one year. The consideration in our client contracts is fixed.
We have an unconditional right to consideration for all goods and services transferred to our clients. That unconditional right to consideration is reflected in billed and unbilled accounts receivable in the accompanying consolidated balance sheets in accordance with ASC Topic 606.

Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice clients for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the twelve months ended April 30, 2022, the Company recognized $37.1 million of revenue that was included in the deferred revenue balance as of April 30, 2021.

	Years ended April 30,
	2022	2021
	(in thousands)
Deferred revenue, current	$41,953	$37,142
Deferred revenue, long-term*	—	540
Total deferred revenue	$41,953	$37,682

*Included in other long-term liabilities on the accompanying consolidated balance sheet

Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the client. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of April 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $134.0 million. The Company expects to recognize revenue on approximately 47% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

Disaggregated Revenue. The Company disaggregates revenue from contracts with clients by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography is as follows:

	Years ended April 30,
	2022	2021
	(in thousands)
Revenue:
Domestic	$107,099	$94,676
International	20,454	16,732
	$127,553	$111,408

Practical Expedients and Exemptions. There are several practical expedients and exemptions allowed under Topic 606 that impact the timing of revenue recognition and the Company’s disclosures. Below is a list of practical expedients:

•The Company does not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of the promised items to the client.

•The Company does not disclose the value of unsatisfied performance obligations for contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed (this applies to time-and-material engagements).

Contract Costs. The Company capitalizes the incremental costs of obtaining a contract with a client if the Company expects to recover those costs. The incremental costs of obtaining a contract are those that the Company incurs to obtain a contract with a client that it would not have incurred if the contract had not been obtained (for example, a sales commission). The Company capitalizes the costs incurred to fulfill a contract only if those costs meet all of the following criteria:

•The costs relate directly to a contract or to an anticipated contract that the Company can specifically identify.

•The costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future.

•The costs are expected to be recovered.

Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period for license and term subscriptions. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and deferred sales commissions in long-term assets, respectively, in the Company’s consolidated balance sheets. Total deferred commissions at April 30, 2022 and April 30, 2021 were $3.4 million and $3.9 million, respectively. Amortization of sales commissions was $2.1 million, $2.0 million and $2.1 million for years ended April 30, 2022, 2021 and 2020, respectively which is included in sales and marketing expense in the accompanying consolidated statements of operations. During the fiscal 2022, 2021 and 2022 impairment analyses, no losses were recognized.
Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenue. At April 30, 2022 and 2021, unbilled license fees were approximately $1.0 million and $0.7 million, respectively, and unbilled services revenue was approximately $2.0 million and $1.5 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreements, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the clients. Unbilled services revenue primarily occurs due to the timing of the billings, which occur subsequent to the end of each reporting period.
(d) Cost of Revenue
Cost of revenue for licenses includes amortization of developed technology and capitalized computer software development costs, salaries and benefits and value-added reseller ("VAR") commissions. Costs for maintenance and services revenue includes the cost of personnel to conduct implementations, client support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenue generated by the indirect channel. Costs for subscriptions revenue includes amortization of developed technology and capitalized computer software development costs, third–party hosting costs, salaries and benefits and value–added reseller commissions. Commission costs for maintenance are deferred and amortized over the related maintenance term. Commission costs for subscriptions are deferred and amortized over the related subscription term.
(e) Cash Equivalents
Cash equivalents of $98.5 million and $81.7 million at April 30, 2022 and 2021, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.
(f) Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents and short-term investments with various financial institutions. The Company’s sales are primarily to companies located in North America and Europe. The Company performs periodic credit evaluations of its clients’ financial condition and does not require collateral. Accounts receivable are due principally from companies under stated contract terms.

(g) Returns and Allowances
The Company has not experienced significant returns or warranty claims to date and, as a result, the allowance for the cost of returns and product warranty claims at April 30, 2022 and 2021 is not material.
The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts of expense to operations were approximately $0 for fiscal 2022 and 2021, and $97,000 for fiscal 2020, which are included in general and administrative expenses in the accompanying consolidated statements of operations. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the client, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.
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

(i) Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation of buildings, computer equipment, purchased computer software, office furniture and equipment is calculated using the straight-line method based upon the estimated useful lives of the assets (three years for computer equipment and software, seven years for office furniture and equipment, fifteen years for building improvements and thirty years for buildings). Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter. Depreciation and amortization expense on buildings, furniture, equipment and purchased computer software was $0.7 million, $0.6 million, and $0.6 million in fiscal 2022, 2021, and 2020, respectively.

(j) Capitalized Computer Software Development Costs
The Company capitalizes certain computer software development costs in accordance with the Costs of Software to be Sold, Leased or Marketed under ASC 985-20. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to clients.
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
Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2022	2021	2020
	(in thousands)
Total capitalized computer software development costs	$—	$620	$3,170
Total research and development expense	17,600	16,964	15,348
Total research and development expense and capitalized computer software-development costs	$17,600	$17,584	$18,518
Total amortization of capitalized computer software development costs	$3,181	$4,215	$5,871

Capitalized computer software development costs consist of the following at April 30, 2022 and 2021 (in thousands):

	2022	2021
Capitalized computer software development costs	$43,593	$43,593
Accumulated amortization	(42,007)	(38,826)
	$1,586	$4,767
Of the Company’s capitalized software projects that are currently completed and being amortized, the Company expects amortization expense for the next three years to be as follows (in thousands):

2023	$1,196
2024	379
2025	11
$1,586
(k) Acquisition-Related Intangible Assets

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. Intangible assets are being amortized over a period ranging from one to eight years. For 2022, total amortization expense related to acquisition-related intangible assets was approximately $0.2 million which is included in operating expense in the accompanying consolidated statements of operations. For 2021, total amortization expense related to acquisition-related intangible assets was approximately $0.8 million, with $0.2 million included in operating expense and $0.6 million included in cost of license fees in the accompanying consolidated statements of operations. For 2020, total amortization expense related to acquisition-related intangible assets was approximately $1.6 million, with $0.3 million included in operating expense and $1.3 million included in cost of license fees in the accompanying consolidated statements of operations.
Acquisition-Related Intangible Assets consist of the following at April 30, 2022 and 2021 (in thousands):

	Weighted Average Amortization in Years	2022	2021
Current technology	3	$6,000	$6,000
Customer relationships	8	1,700	1,700
Non-compete	3	100	100
Trademarks	3	340	340
		8,140	8,140
Accumulated amortization		(7,993)	(7,780)
		$147	$360
The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2022 (in thousands):

2023	$52
2024	38
2025	38
2026	19
$147

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
For the years ended April 30, 2022 and 2021, the Company performed a qualitative assessment based on economic, industry and Company-specific factors as the initial step in the annual goodwill impairment test for all reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the Company concludes that it is more likely than not that the unit’s fair value is less than its carrying amount. To the extent the Company concludes it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The Company did not identify any macroeconomic or industry conditions as of April 30, 2022, that would indicate the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate it is more likely than not that the fair value of any reporting units have fallen below their carrying value, the Company would test such reporting unit for impairment.
Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the (ASU) No. 2011-10, Property, Plant and Equipment (Topic 360).
Goodwill consisted of the following by segment (in thousands):

	Supply Chain Management*	IT Consulting	Other	Total
Balance at April 30, 2021	$25,888	—	—	$25,888
Balance at April 30, 2022	$25,888	$—	$—	$25,888

*    Goodwill related to Logility, Inc. and its acquisitions.
Intangible Assets (including Acquisition-Related Intangible Assets) consisted of the following by segment (in thousands):

	Supply Chain Management	IT Consulting	Other	Total
Balance at April 30, 2020	$1,132	$—	$—	$1,132
Amortization expense	(772)	—	—	(772)
Balance at April 30, 2021	360	—	—	360
Amortization expense	(213)	—	—	(213)
Balance at April 30, 2022	$147	$—	$—	$147

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
(n) Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating taxes for each quarter and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 was effective for the Company beginning May 1, 2021 and requires us to recognize a cumulative effect adjustment to the opening balance of reinvested earnings, if applicable. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.

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
(p) Stock-Based Compensation

The Company has one stock-based employee compensation plan under which options to purchase common stock of the Company were outstanding as of April 30, 2022. This plan is described more fully in Note 6.
The Company recorded stock option compensation cost of approximately $4.0 million, $2.5 million and $2.0 million, and related income tax benefit of approximately $1.7 million, an income tax benefit of approximately $0.6 million, and an income tax benefit of approximately $0.7 million for the years ended April 30, 2022, April 30, 2021 and 2020 respectively. Stock-based compensation expense is recorded on a straight-line basis over the vesting period for the entire award directly to additional paid-in capital.
(q) Comprehensive Income
Accounting Standards Update (ASU) 2018-02, Comprehensive Income (Topic 220), establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.
The Company did not have any other comprehensive income items for fiscal 2022, 2021, or 2020.
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

The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts). See Note 6 for total stock options outstanding and potential dilution:

Basic earnings per common share:

	Year Ended April 30, 2022		Year Ended April 30, 2021		Year Ended April 30, 2020
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings per share	$0.44	$0.44	$0.44	$0.44	$0.44	$0.44
Undistributed earnings/(loss) per share	(0.06)	(0.06)	(0.19)	(0.19)	(0.23)	(0.23)
Total per share	$0.38	$0.38	$0.25	$0.25	$0.21	$0.21
Distributed earnings	$13,925	$803	$13,556	$803	$13,219	$805
Undistributed earnings/(loss)	(1,840)	(106)	(5,921)	(351)	(6,864)	(418)
Total	$12,085	$697	$7,635	$452	$6,355	$387
Basic weighted average common shares	31,543	1,822	30,737	1,822	29,925	1,822

Diluted EPS for Class A common shares using the If-Converted Method
Year Ended April 30, 2022

	Undistributed and distributed earnings to Class A Common Shares	Class A Common Shares	EPS*
Per basic	$12,085	31,543	$0.38
Common stock equivalents	—	940
	12,085	32,483	0.37
Class B Common Share Conversion	697	1,822
Diluted EPS for Class A Common Shares	$12,782	34,305	$0.37
Year Ended April 30, 2021

	Undistributed and distributed earnings to Class A Common Shares	Class A Common Shares	EPS*
Per basic	$7,635	30,737	$0.25
Common stock equivalents	—	610
	7,635	31,347	0.24
Class B Common Share Conversion	452	1,822
Diluted EPS for Class A Common Shares	$8,087	$33,169	$0.24
Year Ended April 30, 2020

	Undistributed and distributed earnings to Class A Common Shares	Class A Common Shares	EPS*
Per basic	$6,355	29,925	$0.21
Common stock equivalents	—	620
	6,355	30,545	0.21
Class B Common Share Conversion	387	1,822
Diluted EPS for Class A Common Shares	$6,742	$32,367	$0.21

Diluted EPS for Class B common shares using the Two-Class Method
Year Ended April 30, 2022

	Undistributed and distributed earnings to Class B Common Shares	Class B Common Shares	EPS*
Per basic	$697	1,822	0.38
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	4	—
Diluted EPS for Class B Common Shares	$701	1,822	0.38
Year Ended April 30, 2021

	Undistributed and distributed earnings to Class B Common Shares	Class B Common Shares	EPS*
Per basic	$452	1,822	0.25
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	5	—
Diluted EPS for Class B Common Shares	$457	1,822	0.25
Year Ended April 30, 2020

	Undistributed and distributed earnings to Class B Common Shares	Class B Common Shares	EPS*
Per basic	$387	1,822	0.21
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	5	—
Diluted EPS for Class B Common Shares	$392	1,822	0.22
_______________
*    Amounts adjusted for rounding
(t) Advertising
All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $3.0 million, $2.1 million and $2.9 million in fiscal 2022, 2021 and 2020, respectively.
(u) Guarantees and Indemnifications
The Company accounts for guarantees in accordance with the Guarantee Topic of the FASB ASC. The Company’s sales agreements with clients generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the client in connection with intellectual property infringement claims made by third parties with respect to the client’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the client, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with clients sometimes also contain indemnity provisions for breach of confidentiality and death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to clients. Under these agreements, the Company agrees to indemnify, defend and hold harmless the client in connection with death, personal injury and property damage claims made by third parties and confidentiality breach claims with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the client. The indemnity obligations contained in sales agreements may have a limited monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with the Contingencies Topic of the FASB ASC, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2022 or 2021.
The Company warrants to its clients that its software products will perform in all material respects in accordance with the standard specifications, generally for 90 days after delivery of the licensed products and for the subscription term for SaaS products. Additionally, the Company warrants to its clients that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2022 or 2021.
(v) Industry Segments
The Company operates and manages its business in three reportable segments. See Note 9 of the Consolidated Financial Statements.
(2) Investments
Investments consist of the following (in thousands):

	April 30,
	2022	2021
Trading:
Debt securities—Tax-exempt state and municipal bonds	$—	$674
Marketable equity securities	16,826	15,332
	$16,826	$16,006
The total carrying value of all investments on a consolidated basis was approximately $16.8 million and $16.0 million at April 30, 2022 and 2021, respectively.
The contractual maturities of debt securities classified as trading at April 30, 2022 and 2021 were as follows (in thousands):

	2022	2021
Due within one year	$—	$674
Due within two years	—	—
Due within three years	—	—
Due after three years	—	—
	$—	$674
In fiscal 2022, 2021 and 2020, the Company’s investment portfolio of marketable equity securities experienced unrealized holding gains of $0.6 million, unrealized holding gains of $3.5 million and unrealized holding gains of $0.7 million, respectively. In fiscal 2022, 2021 and 2020, the Company’s investment portfolio of debt securities experienced unrealized holding gains of approximately $24,000, unrealized holding gains of approximately $74,000 and unrealized holding losses of approximately $0.6 million, respectively. In fiscal 2022, 2021 and 2020, the Company’s investment portfolio of marketable equity securities experienced realized holding losses of approximately $0.2 million, realized holding gains of $0.1 million and realized holding losses of $0.2 million, respectively. In fiscal 2022, 2021 and 2020, the Company’s investment portfolio of debt securities experienced realized holding losses of approximately $38,000 in 2022, realized holding losses of $0.1 million in 2021 and realized holding gains of $0.7 million in 2020. Unrealized and realized gains and losses are included in "Other income, net" in the Company’s consolidated statements of operations.

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
The following table presents our assets that we measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	April 30, 2022				April 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$98,459	$—	$—	$98,459	$81,720	$—	$—	$81,720
Marketable securities	16,826	—	—	16,826	15,332	674	—	16,006
Total	$115,285	$—	$—	$115,285	$97,052	$674	$—	$97,726
The carrying amounts of cash, trade accounts receivable and unbilled accounts receivable, accounts payable, accrued compensation and related costs, and other current liabilities approximate fair value because of their short-term maturities.
(4) Property and Equipment
Property and equipment consisted of the following at April 30, 2022 and 2021 (in thousands):

	2022	2021
Buildings and leasehold improvements	$17,448	$16,944
Computer equipment and purchased software	12,443	12,089
Office furniture and equipment	5,003	4,976
	34,894	34,009
Accumulated depreciation and amortization	(31,240)	(30,581)
	$3,654	$3,428

(5) Income Taxes
Income tax expense consisted of the following:

	Years ended April 30,
	2022	2021	2020
	(in thousands)
Current:
Federal	$1,294	$693	$295
State	615	386	370
	1,909	1,079	665
Deferred:
Federal	(712)	(238)	(513)
State	(142)	(82)	(96)
	(854)	(320)	(609)
	$1,055	$759	$56

The Company’s actual income tax expense differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 21.0% for fiscal 2022, 2021, and 2020 to earnings before income taxes as follows:

	Years ended April 30,
	2022	2021	2020
	(in thousands)
Computed “expected” income tax expense	$2,905	$1,858	$1,428
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	396	323	214
Research and development credits	(522)	(640)	(703)
Excess tax benefits from stock option deductions	(1,737)	(641)	(737)
Foreign tax credits	(44)	(1)	(164)
Other, net, including permanent items	57	(140)	18
	$1,055	$759	$56

Our effective income tax rates were 7.6%, 8.6%, and 1.0% in fiscal 2022, 2021 and 2020, respectively. Our effective income tax rate takes into account the source of taxable income, by state, and available income tax credits. The provision for income taxes in fiscal 2022, 2021 and 2020 includes approximately $2,067,000, $763,000 and $878,000, respectively, in income tax benefits related to the tax benefits realized from stock option deductions.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2022 and 2021 are presented as follows:

	2022	2021
	(in thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$473	$565
State net operating loss carryforwards	49	136
Fixed asset basis differences	823	797
Nonqualified stock options	1,740	1,184
Foreign net operating loss carryforwards	3,873	3,141
Right of use liability	251	390
Tax credit carryforwards	83	83
Total gross deferred tax assets	7,292	6,296
Less valuation allowance	(3,891)	(3,252)
Net deferred tax	3,401	3,044
Deferred tax liabilities:
Capitalized computer software development costs	(396)	(1,192)
Net gains/losses on trading securities	(1,993)	(1,891)
Goodwill and intangible assets basis differences	(1,399)	(1,003)
Right of use asset	(234)	(364)
Deferred agent commissions	(1,151)	(1,221)
Total gross deferred tax liabilities	(5,173)	(5,671)
Net deferred tax liabilities	$(1,772)	$(2,627)
At April 30, 2022, the Company had approximately $1.2 million of various state net operating loss carryforwards which are available to offset future state taxable income, if any, through 2037. The Company has foreign branch operations in the United Kingdom and New Zealand. The branches have incurred losses since inception dating back to 2003. The losses have been utilized in the US federal jurisdiction but have not been utilized in the respective jurisdictions. At April 30, 2022, the Company had approximately $19 million of net operating loss carryforwards in these foreign jurisdictions, which are indefinitely available to offset future taxable income. As a result, the Company has recorded a deferred tax asset of $3.7 million related to these losses. Furthermore, the Company does not believe it will realize the benefit of these foreign net operating loss carryforwards and therefore, has established a full valuation allowance associated with this deferred tax asset.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2022.
The Company applies the accounting provisions which require us to prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return.
As of April 30, 2022, 2021 and 2020 we have recorded approximately $18,000, $25,000 and $34,000, respectively, of unrecognized tax benefits, inclusive of interest and penalties, all of which would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.
We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of April 30, 2022 and 2021, we had recorded a liability for potential penalties and interest of approximately $11,000 and $15,000, respectively, related to uncertain tax positions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, excluding interest and penalties (in thousands):

	2022	2021
Balance at beginning of the period	$10	$15
Decreases as a result of positions taken during prior periods	(3)	(5)
Increases as a result of positions taken during the current period	—	—
Balance at April 30,	$7	$10

We conduct business globally and, as a result, file consolidated income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to state and local, or non–U.S. income tax examinations for years prior to 2004. We are no longer subject to U.S. federal income tax examination for years prior to 2018.

During the years ended April 30, 2022, 2021 and 2020 we recorded research and development state tax credits against payroll taxes of approximately $561,000, $555,000 and $427,000, respectively, which reduced general and administrative expenses by the same amount.
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
Stock Option Plans
As of April 30, 2022, the Company has outstanding stock options granted pursuant to two stock option plans. The 2011 Equity Compensation Plan (the “2011 Plan”) which was effective as of May 17, 2010, and the 2020 Equity Compensation Plan (the "2020 Plan") which was effective as of August 21, 2019. The 2020 Plan reserves for issuance 6,250,000 shares of Class A Common Stock.
Under the 2020 Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined in each grant. By resolution of the Board of Directors, non-employee directors receive grants of non-qualified options to purchase 10,000 shares upon election and 4,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than six years after the date of grant (or five years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 6,250,000 shares are authorized for issuance pursuant to options granted under this Plan. Incentive and nonqualified options exercisable at April 30, 2022, 2021 and 2020 totaled 1,315,604, 900,610, and 1,086,180, respectively. Options available for grant at April 30, 2022, under the 2020 Plan were 2,902,643 shares.

A summary of changes in outstanding options for the year ended April 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2021	4,109,733	$13.33
Granted	1,458,500	21.54
Exercised	(776,129)	11.06
Forfeited	(245,000)	19.24
Expired	(7,000)	9.69
Outstanding at 4/30/2022*	4,540,104	$16.05	3.7	$10,585,462
Exercisable at April 30, 2022	1,315,604	$13.43	2.6	$4,945,472
*amounts adjusted for rounding
The weighted-average grant date fair value of stock options granted during the years ended April 30, 2022, 2021, and 2020 is $6.86, $3.87, and $3.20, per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2022, 2021, and 2020:

	2022	2021	2020
Dividend yield	1.7%	2.7%	2.8%
Expected volatility	41.3%	38.3%	30.9%
Risk-free interest rate	1.1%	0.3%	1.6%
Expected term	5 years	5 years	5 years
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
Options with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2022, 2021, and 2020, we issued 776,129, 628,917, and 1,020,910 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2022, 2021, 2020 based on market value at the exercise dates was $10,011,055, $4,229,040, and $5,569,882 respectively. The fair value of grants vested during the years ended April 30, 2022, 2021 and 2020 was $2,800,572, $2,206,610 and $1,786,342, respectively. As of April 30, 2022, unrecognized compensation cost related to unvested stock option awards approximated $11.5 million and is expected to be recognized over a weighted average period of 1.89 years.
Stock Repurchases
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through April 30, 2022, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. During fiscal 2022 we did not repurchase any shares. Under all repurchase plans as of April 30, 2022, we have repurchased 4,588,632 shares of common stock at a cost of approximately $25.6 million.
(7) Leases
The Company’s operating leases are primarily related to facility leases for administration and sales personnel. The operating leases have terms ranging from three to five years. While each of the leases includes renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company does not have any finance leases.

Balance sheet information related to operating leases is as follows (in thousands):

	As of April 30, 2022	As of April 30, 2021
Assets
Right of use assets	935	1,454

Liabilities
Current lease liabilities	541	739
Long-term lease liabilities	461	821
Total liabilities	$1,002	$1,560

Lease cost information related to operating leases is as follows (in thousands):

	Year ended April 30, 2022	Year ended April 30, 2021
Lease cost
Operating lease cost	740	784
Short-term lease cost	570	567
Variable lease cost	239	270
Total lease cost	$1,549	$1,621
Lease costs are primarily included in "Sales and marketing" and "General and administrative" expenses in the Company’s consolidated statements of operations.
The impact of the Company's leases on the consolidated statement of cash flows is presented in the operating activities section, which mainly consisted of cash paid for operating lease liabilities of approximately $1.6 million during fiscal 2022 . The Company modified one existing lease, but did not execute any new leases during fiscal 2022.
The impact of the Company's leases on consolidated statement of cash flows is presented in the operating activities section, which mainly consisted of cash paid for operating lease liabilities of approximately $1.7 million during fiscal 2021. The Company did not modify any existing leases or execute any new leases during fiscal 2021.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

	April 30, 2022	April 30, 2021
Weighted average remaining lease term	1.9 years	2.4 years
Weighted average discount rate	3.2%	3.3%
The following table summarizes the maturity of the Company’s operating lease liabilities as of April 30, 2022 (in thousands):

Years ended April 30:
2023	$541
2024	417
2025	67
2026	—
2027	—
Thereafter	—
Total operating lease payments	$1,025
Less imputed interest	(23)
Total operating lease liabilities	$1,002

The Company leases to other tenants a portion of its headquarters building that it owns in Atlanta, Georgia. The leases expire at various dates through June 2027. Lease income is included in "Other, net" in the Company’s consolidated statements of operations and totaled approximately $287,000 for the year ending April 30, 2022. Lease payments to be received as of April 30, 2022 are as follows (in thousands):

Years ended April 30:
2023	$183
2024	139
2025	144
2026	137
2027	144
Thereafter	24
$771

(8) Commitments and Contingencies
(a) 401(k) Profit Sharing Plan
Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the "401(k) Plan"), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to $20,500 of their salary to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company’s profit sharing contribution was $477,000 for fiscal 2022, $451,000 for fiscal 2021, and $451,000 for fiscal 2020.
(b) Contingencies
The Company more often than not indemnifies its clients against damages and costs resulting from claims of intellectual property infringement associated with use of the Company’s products. The Company historically has not been required to make any payments under such indemnifications. However, the Company continues to monitor the circumstances that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are estimable.
In addition, the Company warrants to clients that the Company’s products operate substantially in accordance with the software product’s specifications. Historically, no costs have been incurred related to software product warranties and none are expected in the future, and as such no accruals for software product warranty costs have been made. Additionally, the Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

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
The SCM segment leverages a single platform spanning seven supply chain process areas, including product, demand, inventory, supply, deploy, integrated business planning and supply chain data management. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm, which provides support for our software products, such as software enhancements, documentation, updates, client education, consulting, systems integration services, maintenance and support services. The Other segment consists of (i) American Software ERP, which provides purchasing and materials management, client order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) unallocated corporate overhead expenses.
All of our revenue is derived from external clients. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.

Following is information related to each segment as of and for the years ended April 30, 2022, 2021 and 2020, (in thousands):

	2022	2021	2020
Revenue:
Supply Chain Management	$104,288	$90,268	$95,018
IT Consulting	21,032	19,036	17,997
Other	2,233	2,104	2,451
	$127,553	$111,408	$115,466
Operating income/(loss):
Supply Chain Management	$29,164	$18,922	$19,612
IT Consulting	1,601	456	332
Other	(17,609)	(15,017)	(13,896)
	$13,156	$4,361	$6,048

Capital expenditures:
Supply Chain Management	$704	$266	$156
IT Consulting	—	—	—
Other	266	412	264
	$970	$678	$420
Capitalized software:
Supply Chain Management	$—	$620	$3,170
IT Consulting	—	—	—
Other	—	—	—
	$—	$620	$3,170
Depreciation and amortization:
Supply Chain Management	$3,755	$5,223	$7,727
IT Consulting	—	2	5
Other	383	385	371
	$4,138	$5,610	$8,103
Interest income:
Supply Chain Management	$27	$71	$829
IT Consulting	—	—	—
Other	364	338	695
	$391	$409	$1,524
Earnings/(loss) before income taxes:
Supply Chain Management	$28,722	$19,119	$19,855
IT Consulting	1,601	454	332
Other	(16,486)	(10,725)	(13,389)
	$13,837	$8,848	$6,798

	April 30, 2022	April 30, 2021
	(in thousands)
Total Consolidated Assets:
Supply Chain Management	$111,351	$110,652
IT Consulting	5,101	4,658
Other	76,383	61,847
	$192,835	$177,157

International Revenue and Significant Customer
International revenue approximated $20.4 million or 16%, $16.7 million or 15%, and $22.1 million or 19%, of consolidated revenue for the years ended April 30, 2022, 2021, and 2020, respectively, and were derived primarily from clients in Canada and Europe. International revenue is based on the delivery of software and performance of services.
No single client accounted for more than 10% of total revenue for the years ended April 30, 2022, 2021, and 2020.
(10) Subsequent Events
On May 25, 2022, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on August 26, 2022 to Class A and Class B shareholders of record at the close of business on August 12, 2022.
Effective June 28, 2022, the Company acquired certain assets of privately held Starboard Solutions Corp. ("Starboard"), a Michigan based innovator of supply chain design software, pursuant to the terms of an asset purchase agreement, dated as of June 28, 2022 ("the Purchase Agreement").

Under the terms of the Purchase Agreement, the Company acquired the assets for cash consideration paid of approximately $6.5 million, net of a working capital adjustment, subject to certain post-closing adjustments and an additional potential earn-out consideration of $6.0 million over three years from the transaction effective date. Starboard’s supply chain network optimization solution creates an interactive supply chain digital model of the physical network, and uses gaming technology and market-based reference costs to simulate various planning scenarios.

The Company will include the forward results of Starboard in its consolidated financial statements commencing June 29, 2022. The acquired assets consist primarily of other intangibles assets and are net of certain client related liabilities. Acquisition related costs were not material for any period presented in the consolidated financial statements. Based on the timing of the acquisition being subsequent to the end of the Company's fourth quarter of fiscal 2022, the preliminary accounting for business combination is incomplete at the time of filing this report. As a result, the Company will include this information in its quarterly report on Form 10-Q for the first quarter of fiscal 2023.
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
Our principal executive officer and principal financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2022. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of April 30, 2022.
We believe our consolidated financial statements fairly present, in all material respects, our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements as of April 30, 2022 and 2021 and for each of the years in the three-year period ended April 30, 2022 is included in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of fiscal 2022 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or about July 27, 2022 (the "Proxy Statement") under the captions “Election of Directors,” “Executive Compensation,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics,” and “Committees of the Board of Directors.”
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

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report.
1. Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.
2. Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2022	88
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

SCHEDULE II
AMERICAN SOFTWARE, INC.
CONSOLIDATED VALUATION ACCOUNTS
Years ended April 30, 2022, 2021, 2020
(In thousands)
Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions (1)	Deductions (2)	Balance at end of year
April 30, 2022	$430	—	—	7	423
April 30, 2021	$264	—	166	—	430
April 30, 2020	$153	97	14	—	264
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
Date: June 29, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James C. Edenfield	Executive Chairman, Treasurer and Director	June 29, 2022
James C. Edenfield

/s/ H. Allan Dow	Chief Executive Officer and President (Principal Executive Officer) and Director	June 29, 2022
H. Allan Dow

/s/ W. Dennis Hogue	Director	June 29, 2022
W. Dennis Hogue

/s/ James B. Miller, Jr.	Director	June 29, 2022
James B. Miller, Jr.

/s/ Thomas L. Newberry, V.	Director	June 29, 2022
Thomas L. Newberry, V.

/s/ Matthew G. McKenna	Director	June 29, 2022
Matthew G. McKenna

/s/ Lizanne Thomas	Director	June 29, 2022
Lizanne Thomas

/s/ Vincent C. Klinges	Chief Financial Officer (Principal Financial Officer)	June 29, 2022
Vincent C. Klinges

/s/ Bryan L. Sell	Controller (Principal Accounting Officer)	June 29, 2022
Bryan L. Sell