Form 10-Q
period 2022-07-31
AMERICAN SOFTWARE INC
filed 2022-09-02
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 31, 2022
Class A Common Stock, $.10 par value	31,875,063 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended July 31, 2022

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	July 31, 2022	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$97,878	$110,690
Investments	16,954	16,826
Trade accounts receivable, less allowance for doubtful accounts of $344 at July 31, 2022 and $423 at April 30, 2022:
Billed	20,556	20,619
Unbilled	2,901	2,989
Prepaid expenses and other current assets	5,553	5,067
Total current assets	143,842	156,191
Property and equipment, net of accumulated depreciation of $31,452 at July 31, 2022 and $31,240 at April 30, 2022	5,013	3,654
Capitalized software, net of accumulated amortization of $42,464 at July 31, 2022 and $42,007 at April 30, 2022	1,129	1,586
Goodwill	29,208	25,888
Other intangibles, net of accumulated amortization of $13,327 at July 31, 2022 and $13,228 at April 30, 2022	3,228	147
Lease right of use assets	782	935
Deferred sales commissions—noncurrent	1,871	2,050
Other assets	2,526	2,384
Total assets	$187,599	$192,835
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,305	$2,506
Accrued compensation and related costs	2,804	6,918
Dividends payable	3,705	3,700
Operating lease obligations	481	541
Other current liabilities	4,142	1,871
Deferred revenue	38,299	41,953
Total current liabilities	52,736	57,489
Deferred income taxes	846	1,772
Long-term operating lease obligations	356	461
Other long-term liabilities	480	137
Total liabilities	54,418	59,859
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 36,448,695 (31,860,063, net) shares issued and outstanding respectively at July 31, 2022 and 36,405,695 (31,817,063, net) shares issued and outstanding respectively at April 30, 2022	3,645	3,641
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at July 31, 2022 and April 30, 2022; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	173,721	171,948
Retained deficit	(18,808)	(17,236)
Class A treasury stock, 4,588,632 shares at July 31, 2022 and April 30, 2022, at cost	(25,559)	(25,559)
Total shareholders’ equity	133,181	132,976
Commitments and contingencies
Total liabilities and shareholders’ equity	$187,599	$192,835
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2022	2021
Revenue:
Subscription fees	$12,062	$9,788
License	320	492
Professional services and other	10,009	9,529
Maintenance	8,905	9,462
Total revenue	31,296	29,271
Cost of revenue:
Subscription fees	3,618	3,224
License	89	159
Professional services and other	7,304	7,010
Maintenance	1,573	1,974
Total cost of revenue	12,584	12,367
Gross margin	18,712	16,904
Research and development	4,454	4,424
Sales and marketing	5,912	6,120
General and administrative	5,765	4,534
Amortization of acquisition-related intangibles	24	53
Total operating expenses	16,155	15,131
Operating income	2,557	1,773
Other income\(loss):
Interest income	209	93
Other, net	(90)	344
Earnings before income taxes	2,676	2,210
Income tax expense\(benefit)	543	(737)
Net earnings	$2,133	$2,947
Earnings per common share (a):
Basic	$0.06	$0.09
Diluted	$0.06	$0.09
Cash dividends declared per common share	$0.11	$0.11
Shares used in the calculation of earnings per common share:
Basic	33,656	33,053
Diluted	34,007	33,946
______________
(a)Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.06 and $0.09 for the three months ended July 31, 2022 and 2021. See Note D to the Condensed Consolidated Financial Statements.
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Three Months Ended July 31, 2021	Shares	Amount	Shares	Amount

Balance at April 30, 2021	35,629,566	3,563	1,821,587	182	159,492	(15,287)	(25,559)	122,391
Proceeds from stock options exercised	399,000	40	—	—	4,032	—	—	4,072
Stock-based compensation	—	—	—	—	775	—	—	775
Net earnings	—	—	—	—	—	2,947	—	2,947
Dividends declared*	—	—	—	—	—	(3,651)	—	(3,651)
Balance at July 31, 2021	36,028,566	3,603	1,821,587	182	164,299	(15,991)	(25,559)	126,534
For the Three Months Ended July 31, 2022
Balance at April 30, 2022	36,405,695	3,641	1,821,587	182	171,948	(17,236)	(25,559)	132,976
Proceeds from stock options exercised*	43,000	4	—	—	467	—	—	471
Stock-based compensation	—	—	—	—	1,306	—	—	1,306
Net earnings	—	—	—	—	—	2,133	—	2,133
Dividends declared	—	—	—	—	—	(3,705)	—	(3,705)
Balance at July 31, 2022	36,448,695	3,645	1,821,587	182	173,721	(18,808)	(25,559)	133,181
*Amounts adjusted for rounding

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$2,133	$2,947
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	768	1,131
Stock-based compensation expense	1,306	775
Net gain on investments	(61)	(376)
Deferred income taxes	(926)	(25)
Changes in operating assets and liabilities:
Purchases of trading securities	(172)	(63)
Proceeds from maturities and sales of trading securities	105	165
Accounts receivable, net	152	1,766
Prepaid expenses and other assets	(448)	(1,606)
Accounts payable and other liabilities	(720)	(1,459)
Deferred revenue	(3,655)	(221)
Net cash (used in) provided by operating activities	(1,518)	3,034
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(1,572)	(302)
Purchases of business	(6,500)	—
Net cash used in investing activities	(8,072)	(302)
Cash flows from financing activities:
Proceeds from exercise of stock options	471	4,072
Dividends paid	(3,693)	(3,608)
Net cash (used in) provided by financing activities	(3,222)	464
Net change in cash and cash equivalents	(12,812)	3,196
Cash and cash equivalents at beginning of period	110,690	88,658
Cash and cash equivalents at end of period	$97,878	$91,854

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$5	$—
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	3,705	$3,651
See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
July 31, 2022
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these Condensed Consolidated Financial Statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at July 31, 2022, results of operations for the three months ended July 31, 2022 and 2021, consolidated statements of shareholders’ equity for the three months ended July 31, 2022 and 2021 and cash flows for the three months ended July 31, 2022 and 2021. The Company’s results for the three months ended July 31, 2022 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2022. The terms “fiscal 2023” and “fiscal 2022” refer to our fiscal years ending April 30, 2023 and 2022, respectively.
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for fiscal 2022 contained in the Annual Report describes the significant accounting policies that we have used in preparing our Consolidated Financial Statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/reserves and allowances. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Software, Inc. (“American Software”) and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements
Accounting Standards Update ("ASU") 2021-08— In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606"), at fair value on the acquisition date. ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts, which should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. Adoption during an interim period requires retrospective application to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application. We are evaluating the potential effects of ASU 2021-08 on our consolidated financial statements.
B. Revenue Recognition
    In accordance with the ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), we recognize revenue when we transfer control of the promised goods or services to our clients, in an amount that reflects the consideration we expect to receive, in exchange for those goods or services. We derive our revenue from software licenses, maintenance services, consulting, implementation and training services, and Software-as-a-Service (“SaaS”), which includes a subscription to our software, as well as support, hosting and managed services.
The Company recognizes revenue in accordance with the following steps:

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
    Subscription. Subscription fees include SaaS revenue for the right to use the software for a limited period of time in an environment hosted by the Company or by a third party. The client accesses and uses the software on an as needed basis over the Internet or via a dedicated line; however, the client has no right to take delivery of the software. The underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually. The Company’s SaaS solutions represent a series of distinct services that are substantially the same and have the same pattern of transfer to the client. Revenue from a SaaS solution is generally recognized ratably over the term of the arrangement.
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
    Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our clients, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the client is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was approximately $30,000 and $29,000 for the three months ended July 31, 2022 and July 31, 2021, respectively.
    Maintenance. Revenue is derived from maintenance under which we provide clients with telephone consulting, product updates and releases of new versions of products previously purchased by the client on a when and if available basis, as well as error reporting and correction services. Maintenance for perpetual licenses is renewable, generally on an annual basis, at the option of the client. Maintenance terms typically range from one to three years. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement since the Company is standing ready to provide a series of maintenance services that are substantially the same each period over the term; therefore, time is the best measure of progress. Support services for subscriptions are included in the subscription fees and are recognized as a component of such fees.
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
Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice clients for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the three months ended July 31, 2022, we recognized $17.6 million of revenue that was included in the deferred revenue balance as of April 30, 2022.

	July 31, 2022	April 30, 2022
	(in thousands)

Deferred revenue, current	38,299	41,953
Deferred revenue, long-term	—	—
Total deferred revenue	$38,299	$41,953

    Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the client. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of July 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $125 million. The Company expects to recognize revenue on approximately 47% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
    Disaggregated Revenue. The Company disaggregates revenue from contracts with clients by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Revenue:
Domestic	$25,659	$24,427
International	5,637	4,844
	$31,296	$29,271
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
    Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and deferred sales commissions—noncurrent, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at July 31, 2022 and April 30, 2022 were $3.3 million and $3.4 million, respectively. Amortization of sales commissions was $0.4 million and $0.5 million for the three months ended July 31, 2022 and 2021, respectively, which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
C. Declaration of Dividend Payable
On May 25, 2022, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend was paid on August 26, 2022 to Class A and Class B shareholders of record at the close of business on August 12, 2022.
D. Earnings Per Common Share
The Company has two classes of common stock. Class B common shares are convertible into Class A common shares at any time, on a one-for-one basis. Under the Company’s Articles of Incorporation, if dividends are declared, holders of Class A common shares shall receive a $0.05 dividend per share prior to the Class B common shares receiving any dividend and holders of Class A common shares shall receive a dividend at least equal to Class B common shares dividends on a per share basis. As a result, the Company has computed the earnings per share in compliance with the Earnings Per Share Topic of the FASB ASC 260, Earnings Per Share, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2022		Three Months Ended July 31, 2021
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.11	$0.11
Undistributed losses	(0.05)	(0.05)	(0.02)	(0.02)
Total	$0.06	$0.06	$0.09	$0.09
Distributed earnings	$3,505	$201	$3,457	$202
Undistributed losses	(1,488)	(85)	(673)	(39)
Total	$2,017	$116	$2,784	$163
Basic weighted average common shares outstanding	31,834	1,822	31,231	1,822

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended July 31, 2022

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,017	31,834	$0.06
Common Stock Equivalents	—	351	—
	2,017	32,185	0.06
Class B Common Share Conversion*	116	1,822	—
Diluted EPS for Class A Common Shares	$2,133	34,007	$0.06
Three Months Ended July 31, 2021

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,784	31,231	$0.09
Common Stock Equivalents	—	893	—
	2,784	32,124	0.09
Class B Common Share Conversion	163	1,822	—
Diluted EPS for Class A Common Shares	$2,947	33,946	$0.09

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended July 31, 2022

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$116	1,822	$0.06
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	1	—	—
Diluted EPS for Class B Common Shares	$117	1,822	$0.06
Three Months Ended July 31, 2021

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$163	$1,822	$0.09
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	1	—	—
Diluted EPS for Class B Common Shares	$164	1,822	$0.09

_______________
*Amounts adjusted for rounding

For the three months ended July 31, 2022 and 2021, we excluded options to purchase 3,227,891 and 315,924 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2022, we had a total of 5,795,104 options outstanding and as of July 31, 2021, we had a total of 4,068,233 options outstanding.
E. Acquisitions
We account for business combinations using the acquisition method of accounting and accordingly, the identifiable assets acquired and liabilities assumed are recorded based upon management’s estimates of current fair values as of the acquisition date. The estimation process includes analyses based on income and market approaches. Goodwill represents the excess purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The goodwill generated is due in part to the synergies that are not included in the fair value of identifiable intangible assets. Goodwill recorded in an acquisition is assigned to applicable reporting units based on expected revenues. Identifiable intangible assets with finite lives are amortized over their useful lives. Amortization of current technology is recorded in cost of revenue-subscription fees and amortization of all other intangible assets is recorded in amortization of acquisition-related intangibles. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in general and administrative expenses in the periods in which such costs are incurred. The results of operations of acquired businesses are included in the Condensed Consolidated Financial Statements from the acquisition date.
Effective June 28, 2022, the Company acquired certain assets of privately-held Starboard Solutions Corp., a Michigan based innovator of supply chain network design software (“Starboard”), pursuant to the terms of an asset purchase agreement, dated as of June 28, 2022 (the “Purchase Agreement”).
Starboard creates an interactive supply chain digital twin of the physical supply chain network and uses gaming technology to provide an intuitive user experience where users can easily explore answers to various "what if" questions. Starboard offers a unique supply chain visualization solution that can optimize for unknown locations, meaning users do not have to map their plans to a physical location. Applying Starboard’s rich set of reference costs with Logility’s lane rates and time data structures, users have the ability to quickly analyze options in regions for which they have no prior data and locate the absolute best location for future plants, warehouses or Third-party logistic locations ("3PL") locations. The intuitive design and ease of configuration makes the Starboard network design solution stand out. The solution is built for continuous use, eliminating the need for a consulting project to model potential resolutions to unexpected supply chain disruptions. The integration of Starboard’s capabilities into the Logility Digital Supply Chain Platform will offer supply chain leaders enhanced integrated business planning outcomes. Users will be able to model a response to disruptions and update their operating plan within the Logility Digital Supply Chain Platform in minutes to enact the new operating paradigm.
Under the terms of the Purchase Agreement, the Company acquired the assets in exchange for a purchase price of approximately $6.5 million in cash, subject to certain post-closing adjustments, plus up to a maximum aggregate amount of $6.0 million (the "Aggregate Maximum Earnout Payment") of contingent earnout payments upon satisfaction of certain subscription revenue targets over a three year earnout period (the "Earnout Period"). For each year of the Earnout Period (each, a "Calculation Period"), the Company will pay, as additional consideration, $2.0 million once subscription revenue (i.e., revenue contracted for and recorded as revenue in accordance with GAAP) for the applicable Calculation Period equals $1.5 million, plus one dollar of additional consideration for each dollar of subscription revenue in excess of $1.5 million, subject to the Aggregate Maximum Earnout Payment. If the subscription revenue for each Calculation Period is less than $1.5 million, no additional payment shall be due for such Calculation Period. The contingent earnout payments are subject to the recipient's continued service with the Company; therefore, any additional consideration will be accounted for as post-combination services and will be expensed as incurred. The Company incurred acquisition costs of approximately $54,500 during the three months ended July 31, 2022. The operating results of Starboard are not material for proforma disclosure. We allocated $3.32 million of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.
The purchase price allocation herein is preliminary. The final purchase price allocation will be determined after completion of a thorough analysis to determine the fair value of all assets acquired and liabilities assumed, but in no event later than one year following completion of the acquisition. Accordingly, the final acquisition accounting adjustments could differ materially from the pro forma adjustments presented herein. Any increase or decrease in the fair value of the assets acquired and liabilities assumed, as compared to the information shown herein, could also change the portion of purchase price allocated to goodwill and could impact the operating results of the Company following the acquisition due to differences in purchase price allocation, depreciation and amortization related to some of these assets and liabilities. The acquisition-date fair value of the consideration transferred is as follows (in thousands):

		Useful Life
Other assets	340
Goodwill	3,320
Non-compete	180	5 years
Current technology	2,800	3 years
Customer relationships	200	6 years
Total assets acquired	6,840
Long-term liabilities	(340)
Net assets acquired	$6,500

Non-compete agreements, current technology and customer relationships are being amortized on a straight-line basis over the remaining estimated economic life of the assets, including the period being reported.
F. Stock-Based Compensation
During the three months ended July 31, 2022 and 2021, we granted options for 1,362,000 and 377,500 shares of Class A common stock, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The forfeiture rates are estimated using historical data. We recorded stock option compensation cost of approximately $1.3 million and $0.8 million and income tax benefits of approximately $34,000 and $1,177,000 from option exercises during the three months ended July 31, 2022 and 2021, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.
During the three months ended July 31, 2022 and 2021, we issued 43,000 and 399,000 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2022 and 2021 based on market value at the exercise dates was approximately $0.2 million and $5.5 million, respectively. As of July 31, 2022, unrecognized compensation cost related to unvested stock option awards approximated $17.0 million, which we expect to recognize over a weighted average period of 2.06 years.

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
The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2022 and April 30, 2022, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	July 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$91,848	$—	$—	$91,848
Marketable securities	16,954	—	—	16,954
Total	$108,802	$—	$—	$108,802

	April 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	98,459	—	—	98,459
Marketable securities	16,826	—	—	16,826
Total	115,285	—	—	115,285

H. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, we have repurchased 1,053,679 shares of Class A common stock at a cost of approximately $6.2 million, which had no impact on fiscal 2023. As of July 31,

2022, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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
In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2022 and 2021 (in thousands):

	Three Months Ended July 31,
	2022	2021
Revenue:
Supply Chain Management	$26,182	$24,251
IT Consulting	4,515	4,476
Other	599	544
	$31,296	$29,271
Operating income\(loss):
Supply Chain Management	$7,179	$5,356
IT Consulting	215	163
Other	(4,837)	(3,746)
	$2,557	$1,773
Capital expenditures:
Supply Chain Management	$1,439	$302
IT Consulting	—	—
Other	133	—
	$1,572	$302
Depreciation and amortization:
Supply Chain Management	$653	$1,034
IT Consulting	—	—
Other	115	97
	$768	$1,131
Earnings\(loss) before income taxes:
Supply Chain Management	$7,030	$5,261
IT Consulting	215	163
Other	(4,569)	(3,214)
	$2,676	$2,210

K. Major Clients
No single client accounted for more than 10% of total revenue for the three months ended July 31, 2022 and 2021.

L. Contingencies
The Company more often than not indemnifies its clients against damages and costs resulting from claims of intellectual property infringement associated with use of the Company’s products. The Company historically has not been required to make any payments under such indemnifications. However, the Company continues to monitor the circumstances that are subject to indemnification to identify whether it is probable that a loss has occurred, and would recognize any such losses when they are estimable.
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
M. Subsequent Event
On August 18, 2022, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on December 2, 2022 to Class A and Class B shareholders of record at the close of business on November 18, 2022.

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
Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenue, dependence on particular market segments or clients, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, the challenges and risks associated with integration of acquired product lines, companies and services, as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this Quarterly Report are based upon information available to us as of the filing date of this Quarterly Report. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below.
ECONOMIC OVERVIEW
For 2023, we are cautious about the global recovery from the COVID-19 pandemic. We believe uncertain economic conditions and increasingly complex supply chain challenges may be driving some businesses to focus on achieving more process and efficiency enhancements in their operations and to invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. If this trend continues, we believe it may tend to favor solutions such as our supply chain solutions, which are designed to provide a more rapid return on investment and are targeted at some of the largest profit drivers in a client’s business. While we do not expect that the COVID-19 pandemic will cause any material adverse changes on our business or financial results for fiscal 2023, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities.
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
In July 2022, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2022. The update noted that, “A tentative recovery in 2021 has been followed by increasingly gloomy developments in 2022 as risks began to materialize. Global output contracted in the second quarter of this year, owing to downturns in China and Russia, while US consumer spending undershot expectations. Several shocks have hit a world economy already weakened by the pandemic: higher-than-expected inflation worldwide––especially in the United States and major European economies––triggering tighter financial conditions; a worse-than-anticipated slowdown in China, reflecting COVID- 19 outbreaks and lockdowns; and further negative spillovers from the war in Ukraine.

The baseline forecast is for growth to slow from 6.1 percent last year to 3.2 percent in 2022, 0.4 percentage point lower than in the April 2022 World Economic Outlook. Lower growth earlier this year, reduced household purchasing power, and tighter monetary policy drove a downward revision of 1.4 percentage points in the United States. In China, further lockdowns and the deepening real estate crisis have led growth to be revised down by 1.1 percentage points, with major global spillovers. And in Europe, significant downgrades reflect spillovers from the war in Ukraine and tighter monetary policy. Global inflation has been revised up due to food and energy prices as well as lingering supply-demand imbalances, and is anticipated to reach 6.6 percent in advanced economies and 9.5 percent in emerging market and developing economies this year—upward revisions of 0.9 and 0.8 percentage point, respectively. In 2023, disinflationary monetary policy is expected to bite, with global output growing by just 2.9 percent."
COMPANY OVERVIEW
American Software, Inc. (“American Software” or the “Company”) was incorporated in Georgia in 1970. The Company is headquartered in Atlanta, Georgia with U.S. offices in Boston, Chicago, Dallas, St. Louis, Miami and San Diego; and international offices in the United Kingdom, India, Germany, New Zealand and Australia.
We provide our software and services solutions through three major operating segments: (1) Supply Chain Management (“SCM”), (2) Information Technology Consulting (“IT Consulting”) and (3) Other. The SCM software business is our core market. We also offer technology staffing and consulting services through our wholly-owned subsidiary, The Proven Method, Inc., in the IT Consulting segment, and we continue to provide limited services to our legacy enterprise resource planning (“ERP”) clients included in the Other segment.
American Software delivers an innovative technical platform that enables enterprises to accelerate their digital supply chain optimization from product concept to client availability via the Logility Digital Supply Chain Platform, a single platform spanning seven supply chain process ares, including Product, Demand, Inventory, Supply, Sourcing, Deploy, Corporate Responsibility (ESG) and Network Optimization aligned with Integrated Business Planning.
Fueled by supply chain master data, allowing for the automation of critical business processes through the application of artificial intelligence and machine learning algorithms to a variety of internal and external data streams, the comprehensive Logility portfolio delivered in the cloud includes advanced analytics, supply chain visibility, demand, inventory and replenishment planning, Sales and Operations Planning (S&OP), Integrated Business Planning (IBP), supply and inventory optimization, manufacturing planning and scheduling, network design and optimization (NDO), retail merchandise and assortment planning and allocation, product lifecycle management (PLM), sourcing management, vendor quality and compliance, and product traceability.
We believe enterprises are facing unprecedented rates of change and disruption across their operations. Increasing consumer expectations for convenience and personalization, fast and free delivery and product freshness are forcing enterprises to adapt or be left behind. Given constraints arising from a shortage of skilled supply chain talent and a desire to keep costs at a minimum, we expect enterprises to embrace digital transformation initiatives to meet these challenges. Our solution reduces the business cycle time required from product concept to client availability. Our platform allows our clients to create a digital model of their physical supply chain networks that improves the speed and agility of their operations by implementing automated planning processes. These processes regularly analyze business and market signals to better inform product design and development, increase forecast accuracy, optimize inventory across the supply chain source products sustainability and ethically, and contribute to high client satisfaction.
Our platform is highly regarded by clients and industry analysts alike. We are named a leader in multiple IDC MarketScape reports including: the September 2020 report IDC MarketScape: Worldwide PLM Applications for Apparel, Footwear, and Retail Brands 2020 Vendor Assessment; the January 2020 report IDC MarketScape: Worldwide Supply Chain Supply Planning 2019 Vendor Assessment; and the January 2020 report IDC MarketScape: Worldwide Supply Chain Demand Planning 2019 Vendor Assessment.
We have been positioned in the Challenger quadrant in Gartner, Inc.’s (“Gartner”) May 17, 2022 report, Magic Quadrant for Supply Chain Planning Solutions. We believe our platform is rated highly due to our flexible advanced analytics, underlying SaaS architecture, ease of integration with third-party systems, lower total cost of ownership relative to competitors and the broad scope of supply chain planning functions supported.
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
A discussion of a number of additional risk factors associated with our business is included in our Annual Report for fiscal 2022. Additional information and other factors that could affect future financial results may be included, from time to time, in our filings with the Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our condensed consolidated financial statements, if any, see Note A in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in those items for the three months ended July 31, 2022 and 2021:

	Three Months Ended July 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2022	2021	2022 vs. 2021
Revenue:
Subscription fees	39%	33%	23%
License	1%	2%	(35)%
Professional services and other	32%	33%	5%
Maintenance	28%	32%	(6)%
Total revenue	100%	100%	7%
Cost of revenue:
Subscription fees	12%	11%	12%
License	—%	1%	(44)%
Professional services and other	23%	24%	4%
Maintenance	5%	7%	(20)%
Total cost of revenue	40%	43%	2%
Gross margin	60%	57%	11%
Research and development	14%	15%	1%
Sales and marketing	19%	21%	(3)%
General and administrative	18%	15%	27%
Total operating expenses	51%	51%	7%
Operating income	9%	6%	44%
Other income:
Other, net	—%	1%	(73)%
Earnings before income taxes	9%	7%	21%
Income tax expense\(benefit)	2%	(3)%	nm
Net earnings	7%	10%	(28)%
nm - not meaningful
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021
REVENUE

	Three Months Ended July 31,
				% of Total Revenue
	2022	2021	% Change	2022	2021
	(in thousands)
Subscription fees	$12,062	$9,788	23%	39%	33%
License	$320	492	(35)%	1%	2%
Professional services and other	10,009	9,529	5%	32%	33%
Maintenance	8,905	9,462	(6)%	28%	32%
Total revenue	$31,296	$29,271	7%	100%	100%
For the three months ended July 31, 2022 compared to July 31, 2021 revenue increased by 7%, which was attributable primarily to a 23% increase in subscription fees and a 5% increase in professional services and other revenue, partially offset by a 35% decrease in license revenue and a 6% decrease in maintenance revenue when compared to the same period last year.
Due to intense competition in our industry, we sometimes discount license fees from our published list price. Numerous factors contribute to the amount of the discount provided, such as previous client purchases, the number of client sites utilizing the software, the number of modules purchased and the number of users, as well as the overall size of the contract. While all these factors may affect the discount amount of a particular contract, the overall percentage discount has not materially changed in the recent reported fiscal periods.
The change in our revenue from period to period is primarily due to the volume of products and related services sold in any period and the number of products or modules purchased with each sale.
International revenue represented approximately 18% of total revenue in the three months ended July 31, 2022 compared to 17% for the same period in the prior year. Our revenue, particularly our international revenue, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenue from a relatively small number of clients in a given period.
Subscription Fees

	Three Months Ended July 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$12,062	$9,788	23%
Total subscription fees revenue	$12,062	$9,788	23%
For the three months ended July 31, 2022, subscription fees revenue increased 23% compared to the same period in the prior year primarily due to an increase in the number of contracts, including contracts with a higher cloud services annual contract value ("ACV"), as well as an increase in multi-year contracts. This is evidenced by our successful transition to the cloud subscription model.
License Revenue

	Three Months Ended July 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$304	$476	(36)%
Other	16	16	—%
Total license revenue	$320	$492	(35)%
For the three months ended July 31, 2022, license fee revenue decreased 35% when compared to the same period in the prior year, which was entirely attributable to our SCM segment. The majority of our current license fee revenue is generated from additional users and expanded scope from our existing on-premise clients. For the three months ended July 31, 2022 and 2021, our SCM segment constituted approximately 95% and 97% of total license fee revenue, respectively. Our Other segment license fee revenue remained flat for the three months ended July 31, 2022 when compared to the same period in the prior year primarily due to timing of sales to our existing ERP clients.
The direct sales channel provided approximately 100% and 71% of license fee revenues for the three months ended July 31, 2022 and 2021, respectively, due to larger clients obtained through our direct sales channel moving to the Cloud platform faster than those in the mid-sized market that are primarily served by our indirect sales channel. For the three months ended July 31, 2022 and 2021, our margins after commissions on direct sales were approximately 90% and 87%, respectively. The increase in margins is due to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended July 31, 2022 and 2021, our margins after commissions on indirect sales were approximately 58% and 67%, respectively. The indirect channel margins decreased for the three months ended July 31, 2022, compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Professional Services and Other Revenue

	Three Months Ended July 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$5,220	$4,836	8%
IT Consulting	4,515	4,476	1%
Other	274	217	26%
Total professional services and other revenue	$10,009	$9,529	5%
For the three months ended July 31, 2022, professional services and other revenue increased by 5% due to the increased professional services and other revenue derived from our Other, SCM and IT Consulting segments. For the three months ended July 31, 2022, our Other segment’s revenue increased 26% due to the timing of project work with existing clients. For the three months ended July 31, 2022, our SCM segment’s revenue increased 8% primarily due to a higher ramp up of implementation project work due to an increase in subscription fees revenue in recent periods. For the three months ended July 31, 2022, our IT Consulting segment’s revenue increased 1% when compared to the same period in the prior year due to the demand of project work from existing clients during the applicable period. We have observed that there is a tendency for services and other revenue, other than from IT Consulting, to lag changes in license and subscription revenue by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenue only as we perform those services.
Maintenance Revenue

	Three Months Ended July 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$8,596	$9,151	(6)%
Other	309	311	(1)%
Total maintenance revenue	$8,905	$9,462	(6)%

For the three and three months ended July 31, 2022, maintenance revenue decreased 6% when compared to the same period in the prior year. Our SCM maintenance revenue decreased 6% for the three months ended July 31, 2022 when compared to the same period last year due to a normal client attrition rate. The SCM segment accounted for 97% of total maintenance revenue for the three months ended July 31, 2022 and for the same period in the prior year. Typically, our maintenance revenue has had a direct relationship to current and historic license fee revenue, since licenses are the source of maintenance clients.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended July 31,
	2022	%	2021	%
Gross margin on subscription fees	$8,444	70%	$6,564	67%
Gross margin on license fees	231	72%	333	68%
Gross margin on professional services and other	2,705	27%	2,519	26%
Gross margin on maintenance	7,332	82%	7,488	79%
Total gross margin	$18,712	60%	$16,904	57%
For the three months ended July 31, 2022, our total gross margin percentage increased by 3% when compared to the same periods in the prior year primarily due to higher margins on subscription fees revenue, license fees, maintenance revenue and professional services and other revenue.
Gross Margin on Subscription Fees
For the three months ended July 31, 2022, our gross margin percentage on subscription fees revenue increased from 67% to 70% when compared to the same period in the prior year, primarily due to the increased subscription revenue and related cost efficiencies.
Gross Margin on License Fees
License fee gross margin percentage for the three months ended July 31, 2022 increased by 4% when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenue due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.
Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenue increased to 27% for the three months ended July 31, 2022, primarily due to an increase in revenues, improved utilization and better billing rates. Our gross margin percentage in our SCM segment services remained flat at 32% for the three months ended July 31, 2022 and 2021. This is primarily the result of a small increase in professional services and other revenue, which is being driven by an increase in billing rates and utilization. Our Other segment professional services gross margin increased to 43% from 42% for the three months ended July 31, 2022 and 2021, respectively, due to higher margin projects year to date. Our IT Consulting segment professional services gross margin decreased to 20% for the three months ended July 31, 2022, when compared to 21% the same period last year due to the timing of project work. Professional services and other gross margin is directly related to the level of services and other revenue. The primary component of cost of services and other revenue is services staffing, which is relatively inelastic in the short term.
Gross Margin on Maintenance
Maintenance gross margin percentage increased from 79% to 82% for the three months ended July 31, 2022 when compared to the same period in the prior year. The increase is primarily due to an increase in maintenance revenue and an increase in personnel costs, compared to the same period in the prior year. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.
EXPENSES

	Three Months Ended July 31,
	2022	2021	% of Revenue
			2022	2021
	(in thousands)
Research and development	$4,454	$4,424	14%	15%
Sales and marketing	$5,912	$6,120	19%	21%
General and administrative	$5,765	$4,534	18%	15%
Amortization of acquisition-related intangible assets	$24	$53	—%	—%
Other income, net	$119	$437	—%	1%
Income tax expense\(benefit)	$543	$(737)	2%	(3)%
Research and Development
Research and development costs include personnel costs, third-party contractors, travel expense, rent, software expense and other non-capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended July 31,
	2022	2021	% Change
	(in thousands)
Total research and development expense	$4,454	$4,424	1%
Percentage of total revenue	14%	15%
Total amortization of capitalized computer software development costs *	$457	$903	(49)%
*Included in cost of license fees and subscription fees.
For the three months ended July 31, 2022, total product research and development costs increased by 1%, when compared to the same period in the previous year, primarily due to an increase in the use of third-party contractors. For the three months ended July 31, 2022, amortization of capitalized software development costs decreased 49%, when compared to fiscal 2022 as some projects were fully amortized.
Sales and Marketing
For the three months ended July 31, 2022, sales and marketing expenses decreased from 21% to 19% of revenue when compared to the same period last year due to marketing cost containment.
General and Administrative
For the three months ended July 31, 2022, general and administrative expenses increased from 15% to 18% as a percentage of revenue when compared to the same periods a year ago, primarily due to personnel costs, third-party contractors and insurance.
At July 31, 2022, the total number of employees was 406 compared to 416 at July 31, 2021.
Operating Income/(Loss)

	Three Months Ended July 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$7,179	$5,356	34%
IT Consulting	215	163	32%
Other*	(4,837)	(3,746)	29%
Total Operating Income	$2,557	$1,773	44%
*    Includes all corporate overhead and other common expenses.
Our SCM segment operating income increased by 34% for the three months ended July 31, 2022, compared to the same periods in the prior year primarily due to improved gross margins.

Our IT Consulting segment operating income increased by 32% for the three months ended July 31, 2022, compared to same periods last year primarily due to higher margin project work and a decrease in expenses related to sales and third-party contractors.
Our Other segment operating loss increased by 29% for the three months ended July 31, 2022, when compared to the same periods in the prior year due primarily to an increase in variable compensation and stock option expenses.
Other Income
Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, miscellaneous income, and realized and unrealized gains and losses from investments. For the three months ended July 31, 2022, the decrease in Other income is mainly due to lower unrealized gains from investments of $285,000, higher losses on exchange rates of $134,000 and higher realized losses from our investments of $30,000, partially offset by a gain on interest income of $116,000 when compared to the same period last year. We recorded unrealized gains of approximately $98,000 and realized losses of approximately $37,000 for the three months ended July 31, 2022 from our trading securities portfolio.
For the three months ended July 31, 2022, our investments generated an annualized yield of approximately 1.55% compared to approximately 1.65% for the same period in the prior year.
Income Taxes
We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating losses, credit carry-forwards and nonqualified stock options. Under the Income Tax Topic of the FASB ASC 740, Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized.
During the three months ended July 31, 2022, we recorded income tax expense of $543,000, primarily due to discrete stock compensation benefits of $34,000, net of normal income tax expense from operations. During the three months ended July 31, 2021, we recorded an income tax benefit of $737,000, primarily due to discrete stock compensation benefits of $1.2 million, net of normal income tax expense from operations. Before adjusting for these discrete tax benefits, our effective tax rate would have been 21.56%, in the three months ended July 31, 2022 compared to our effective tax rate of 19.9%, in the three months ended July 31, 2021. In addition, research and development credits reduced our effective tax rate by 4.0% in the three months ended July 31, 2022, compared to a reduction of 5.7% in the three months ended July 31, 2021.
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
The following table shows information about our cash flows and liquidity positions during the three months ended July 31, 2022 and 2021. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2022.

	Three Months Ended July 31,
	2022	2021
Net cash (used in) provided by operating activities	$(1,518)	$3,034
Net cash used in investing activities	(8,072)	(302)
Net cash (used in) provided by financing activities	(3,222)	464
Net change in cash and cash equivalents	$(12,812)	$3,196
For the three months ended July 31, 2022, the net decrease in cash used in operating activities when compared to the same period last year was due primarily to the following: (1) a relative increase in deferred revenue when compared to a lower decrease in the same period last year due to timing of revenue recognition, (2) a relative decrease in client accounts receivables when compared to an increase in the same period last year due to the timing of closing client sales and related collections, (3) an increase in deferred income taxes, (4) a decrease in net earnings, (5) a decrease in depreciation and amortization, (6) a decrease in purchases of trading securities and (7) a decrease in the proceeds from the maturity and sales of trading securities.
This decrease in cash used in operating activities was partially offset by: (1) a relative decrease in prepaid expenses when compared to an decrease in the same period last year due to the timing of purchases, (2) a relative smaller decrease in accounts payable and other liabilities compared to the same period last year due to timing of payments (3) an increase in stock-based compensation expense, and (4) lower gains on investments than in prior year.
The increase in cash used in investing activities when compared to the same period in the prior year was mainly due to the purchase of Starboard and an increase in purchases of property and equipment.
The increase in cash used in financing activities compared to the prior year was due primarily to an increase in dividends paid, which was partially offset by a decrease in proceeds from exercise of stock options.
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of July 31, (in thousands)
	2022	2021
Cash and cash equivalents	$97,878	$91,854
Short-term investments	16,954	16,280
Total cash and short and long-term investments	114,832	108,134
Net increase/decrease in total cash and investments during three months ended July 31,	$(12,684)	$3,470
Our total activities used less cash and investments during the months ended July 31, 2022, when compared to the prior year period, in the course of normal business operations.
Days Sales Outstanding in accounts receivable were 68 days as of July 31, 2022, compared to 78 days as of July 31, 2021. This increase is primarily due to the timing of billings and cash collections. Our current ratio was 2.7 to 1 on July 31, 2022 and 2.8 to 1 on July 31, 2021.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $114.8 million in cash and investments with no debt as of July 31, 2022, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2022, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of July 31,

2022, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have based the following discussion and analysis of financial condition and results of operations on our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Note 1 to the Consolidated Financial Statements in our Annual Report for fiscal 2022, describes the significant accounting policies that we have used in preparing our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
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

Item 3    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In the three months ended July 31, 2022, we generated approximately 18% of our revenue outside the United States. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S. and New Zealand dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded an exchange rate loss of approximately $0.2 million for the three months ended July 31, 2022 compared to an exchange rate loss of approximately $0.1 million for the same periods in the prior year. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $0.4 million rate gain or loss for the three months ended July 31, 2022. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of July 31, 2022 was approximately $108.8 million compared to $101.3 million as of July 31, 2021.
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
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report for fiscal 2022. There have been no material changes to the risk factors as previously disclosed in such Annual Report.
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

AMERICAN SOFTWARE, INC.

Date: September 2, 2022	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: September 2, 2022	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: September 2, 2022	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer