Form 10-Q
period 2022-10-31
AMERICAN SOFTWARE INC
filed 2022-12-02
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 1, 2022
Class A Common Stock, $.10 par value	31,918,863 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended October 31, 2022

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	October 31, 2022	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$83,962	$110,690
Investments	22,805	16,826
Trade accounts receivable, less allowance for doubtful accounts of $354 at October 31, 2022 and $423 at April 30, 2022:
Billed	24,127	20,619
Unbilled	2,690	2,989
Prepaid expenses and other current assets	5,384	5,067
Total current assets	138,968	156,191
Property and equipment, net of accumulated depreciation of $31,755 at October 31, 2022 and $31,242 at April 30, 2022	5,847	3,654
Capitalized software, net of accumulated amortization of $42,726 at October 31, 2022 and $42,007 at April 30, 2022	867	1,586
Goodwill	29,558	25,888
Other intangibles, net of accumulated amortization of $13,597 at October 31, 2022 and $13,228 at April 30, 2022	2,609	147
Lease right of use assets	646	935
Deferred sales commissions—noncurrent	1,702	2,050
Deferred income taxes	227	—
Other assets	2,588	2,384
Total assets	$183,012	$192,835
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,485	$2,506
Accrued compensation and related costs	3,723	6,918
Dividends payable	3,711	3,700
Operating lease obligations	441	541
Other current liabilities	2,361	1,871
Deferred revenue	36,008	41,953
Total current liabilities	48,729	57,489
Deferred income taxes	—	1,772
Long-term operating lease obligations	250	461
Other long-term liabilities	465	137
Total liabilities	49,444	59,859
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 36,503,495 (31,914,863, net) shares issued and outstanding at October 31, 2022 and 36,405,695 (31,817,063, net) shares issued and outstanding at April 30, 2022	3,650	3,641
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at October 31, 2022 and April 30, 2022; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	175,733	171,948
Retained deficit	(20,438)	(17,236)
Class A treasury stock, 4,588,632 shares at October 31, 2022 and April 30, 2022, at cost	(25,559)	(25,559)
Total shareholders’ equity	133,568	132,976
Commitments and contingencies
Total liabilities and shareholders’ equity	$183,012	$192,835
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Subscription fees	$12,326	$10,361	$24,388	$20,149
License	688	805	1,008	1,297
Professional services and other	9,594	10,779	19,603	20,308
Maintenance	8,830	9,266	17,735	18,728
Total revenue	31,438	31,211	62,734	60,482
Cost of revenue:
Subscription fees	4,059	3,404	7,677	6,628
License	94	198	183	357
Professional services and other	6,847	7,477	14,151	14,487
Maintenance	1,577	1,746	3,150	3,720
Total cost of revenue	12,577	12,825	25,161	25,192
Gross margin	18,861	18,386	37,573	35,290
Research and development	4,364	4,278	8,818	8,702
Sales and marketing	5,697	5,892	11,609	12,012
General and administrative	6,001	5,476	11,766	10,010
Amortization of acquisition-related intangibles	32	53	56	106
Total operating expenses	16,094	15,699	32,249	30,830
Operating income	2,767	2,687	5,324	4,460
Other income (loss):
Interest income	364	97	573	190
Other, net	(509)	833	(599)	1,177
Earnings before income taxes	2,622	3,617	5,298	5,827
Income tax expense (benefit)	541	303	1,084	(434)
Net earnings	$2,081	$3,314	$4,214	$6,261
Earnings per common share (a):
Basic	$0.06	$0.10	$0.12	$0.19
Diluted	$0.06	$0.10	$0.12	$0.18
Cash dividends declared per common share	$0.11	$0.11	$0.22	$0.22
Shares used in the calculation of earnings per common share:
Basic	33,720	33,337	33,688	33,195
Diluted	34,071	34,685	34,040	34,448
______________
(a)Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.06 and $0.10 for the three months ended October 31, 2022 and 2021 and $0.12 and $0.19 for the six months ended October 31, 2022 and 2021. See Note D to the Condensed Consolidated Financial Statements.
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Three Months Ended October 31, 2021	Shares	Amount	Shares	Amount

Balance at July 31, 2021	36,028,566	$3,603	1,821,587	$182	$164,299	$(15,991)	$(25,559)	$126,534
Proceeds from stock options exercised	146,242	14	—	—	1,628	—	—	1,642,000
Stock-based compensation	—	—	—	—	1,042	—	—	1,042
Net earnings	—	—	—	—	—	3,314	—	3,314
Dividends declared*	—	—	—	—	—	(3,685)	—	(3,685)
Balance at October 31, 2021	36,174,808	$3,617	1,821,587	$182	$166,969	$(16,362)	$(25,559)	$128,847
For the Three Months Ended October 31, 2022
Balance at July 31, 2022	36,448,695	$3,645	1,821,587	$182	$173,721	$(18,808)	$(25,559)	$133,181
Proceeds from stock options exercised*	54,800	5	—	—	669	—	—	674,000
Stock-based compensation	—	—	—	—	1,343	—	—	1,343
Net earnings	—	—	—	—		2,081	—	2,081
Dividends declared	—	—	—	—	—	(3,711)	—	(3,711)
Balance at October 31, 2022	36,503,495	$3,650	1,821,587	$182	$175,733	$(20,438)	$(25,559)	$133,568
*Amounts adjusted for rounding

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Six Months Ended October 31, 2021	Shares	Amount	Shares	Amount

Balance at April 30, 2021	35,629,566	3,563	1,821,587	182	159,492	(15,287)	(25,559)	122,391
Proceeds from stock options exercised	545,242	54	—	—	5,660	—	—	5,714
Stock-based compensation	—	—	—	—	1,817	—	—	1,817
Net earnings	—	—	—	—	—	6,261	—	6,261
Dividends declared*	—	—	—	—	—	(7,336)	—	(7,336)
Balance at October 31, 2021	36,174,808	3,617	1,821,587	182	166,969	(16,362)	(25,559)	128,847
For the Six Months Ended October 31, 2022
Balance at April 30, 2022	36,405,695	3,641	1,821,587	182	171,948	(17,236)	(25,559)	132,976
Proceeds from stock options exercised*	97,800	9	—	—	1,136		—	1,145
Stock-based compensation	—	—	—	—	2,649		—	2,649
Net earnings	—	—	—	—	—	4,214	—	4,214
Dividends declared*	—	—	—	—	—	(7,416)	—	(7,416)
Balance at October 31, 2022	36,503,495	3,650	1,821,587	182	175,733	(20,438)	(25,559)	133,568
*Amounts adjusted for rounding
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$4,214	$6,261
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,601	2,170
Stock-based compensation expense	2,649	1,817
Net gain on investments	331	(1,193)
Deferred income taxes	(1,999)	(99)
Changes in operating assets and liabilities:
Purchases of trading securities	(7,094)	(174)
Proceeds from maturities and sales of trading securities	784	210
Accounts receivable, net	(3,209)	4,502
Prepaid expenses and other assets	(173)	(2,013)
Accounts payable and other liabilities	(2,420)	(2,595)
Deferred revenue	(5,945)	(1,174)
Net cash (used in) provided by operating activities	(11,261)	7,712
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(2,706)	(615)
Purchases of business	(6,500)	—
Net cash (used in) investing activities	(9,206)	(615)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,145	5,714
Dividends paid	(7,406)	(7,268)
Net cash (used in) financing activities	(6,261)	(1,554)
Net change in cash and cash equivalents	(26,728)	5,543
Cash and cash equivalents at beginning of period	110,690	88,658
Cash and cash equivalents at end of period	$83,962	$94,201

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$2,997	$176
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,711	$3,676
See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
October 31, 2022
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these Condensed Consolidated Financial Statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at October 31, 2022, results of operations for the three and six months ended October 31, 2022 and 2021, consolidated statements of shareholders’ equity for the three and six months ended October 31, 2022 and 2021 and cash flows for the six months ended October 31, 2022 and 2021. The Company’s results for the three months ended October 31, 2022 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2022. The terms “fiscal 2023” and “fiscal 2022” refer to our fiscal years ending April 30, 2023 and 2022, respectively.
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
Recent Accounting Pronouncements
Accounting Standards Update ("ASU") 2021-08 — In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606"), at fair value on the acquisition date. ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts, which should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. Adoption during an interim period requires retrospective application to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application. We are evaluating the potential effects of ASU 2021-08 on our consolidated financial statements.
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
    Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our clients, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the client is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was immaterial for the three and six months ended October 31, 2022 and October 31, 2021.
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
We have an unconditional right to consideration for all goods and services transferred to our clients. That unconditional right to consideration is reflected in billed and unbilled accounts receivable in the accompanying Condensed Consolidated Balance Sheets in accordance with Topic 606.
Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice clients for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the three months ended October 31, 2022, we recognized $17.6 million of revenue that was included in the deferred revenue balance as of July 31, 2022. During the six months ended October 31, 2022, we recognized $29.6 million of revenue that was included in the deferred revenue balance as of April 30, 2022.

	October 31, 2022	April 30, 2022
	(in thousands)

Deferred revenue, current	36,008	41,953
Deferred revenue, long-term	—	—
Total deferred revenue	$36,008	$41,953

    Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the client. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of October 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $122.7 million. The Company expects to recognize revenue on approximately 50% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
    Disaggregated Revenue. The Company disaggregates revenue from contracts with clients by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue:
Domestic	$25,570	$26,197	$51,229	$50,624
International	5,868	5,014	11,505	9,858
	$31,438	$31,211	$62,734	$60,482
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
    Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and deferred sales commissions—noncurrent, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at October 31, 2022 and April 30, 2022 were $3.1 million and $3.4 million, respectively. Amortization of sales commissions was $0.4 million and $0.8 million for the three and six months ended October 31, 2022, respectively, and $0.5 million and $1.0 million for the three and six months ended October 31, 2021, respectively, which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
C. Declaration of Dividend Payable
On August 17, 2022, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on December 2, 2022 to Class A and Class B shareholders of record at the close of business on November 18, 2022.
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended October 31, 2022		Six Months Ended October 31, 2022
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.22	$0.22
Undistributed losses	(0.05)	(0.05)	(0.10)	(0.10)
Total	$0.06	$0.06	$0.12	$0.12
Distributed earnings	$3,511	$200	$7,016	$400
Undistributed losses	(1,542)	(88)	(3,030)	(172)
Total	$1,969	$112	$3,986	$228
Basic weighted average common shares outstanding	31,898	1,822	31,866	1,822

	Three Months Ended October 31, 2021		Six Months Ended October 31, 2021
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.22	$0.22
Undistributed losses	(0.01)	(0.01)	(0.03)	(0.03)
Total	$0.10	$0.10	$0.19	$0.19
Distributed earnings	$3,475	$201	$6,926	$401
Undistributed losses	(342)	(20)	(1,007)	(59)
Total	$3,133	$181	$5,919	$342
Basic weighted average common shares outstanding	31,515	1,822	31,373	1,822

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended October 31, 2022

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$1,969	31,898	$0.06
Common Stock Equivalents		352
	1,969	32,250	0.06
Class B Common Share Conversion*	112	1,822
Diluted EPS for Class A Common Shares	$2,081	34,072	$0.06
Six Months Ended October 31, 2022

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic*	$3,986	31,866	$0.12
Common Stock Equivalents	—	352
	3,986	32,218	0.12
Class B Common Share Conversion*	228	1,822
Diluted EPS for Class A Common Shares	$4,214	34,040	$0.12

Three Months Ended October 31, 2021

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$3,133	31,515	$0.10
Common Stock Equivalents	—	1,348
	3,133	32,863	0.10
Class B Common Share Conversion	181	1,822
Diluted EPS for Class A Common Shares	$3,314	34,685	$0.10

Six Months Ended October 31, 2021

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$5,919	31,373	$0.19
Common Stock Equivalents	—	1,253
	5,919	32,626	0.18
Class B Common Share Conversion	342	1,822
Diluted EPS for Class A Common Shares	$6,261	34,448	$0.18

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended October 31, 2022

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$112	1,822	$0.06
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	1	—
Diluted EPS for Class B Common Shares	$113	1,822	$0.06

Six Months Ended October 31, 2022

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic*	$228	1,822	$0.12
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	2	—
Diluted EPS for Class B Common Shares*	$230	1,822	$0.12

Three Months Ended October 31, 2021

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$181	$1,822	$0.10
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	1	—
Diluted EPS for Class B Common Shares	$182	1,822	$0.10

Six Months Ended October 31, 2021

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$342	$1,822	$0.19
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	2	—
Diluted EPS for Class B Common Shares	$344	1,822	$0.19

_______________
*Amounts adjusted for rounding

For the three and six months ended October 31, 2022, we excluded options to purchase 3,426,398 and 3,286,253 Class A Common Shares, respectively, and for the three and six months ended October 31, 2021, we excluded options to purchase 1,098,815 and 704,554 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2022, we had a total of 5,728,204 options outstanding and as of October 31, 2021, we had a total of 4,831,991 options outstanding.
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
Under the terms of the Purchase Agreement, the Company acquired the assets in exchange for a purchase price of approximately $6.5 million in cash, subject to certain post-closing adjustments, plus up to a maximum aggregate amount of $6.0 million (the "Aggregate Maximum Earnout Payment") of contingent earnout payments upon satisfaction of certain subscription revenue targets over a three year earnout period (the "Earnout Period"). For each year of the Earnout Period (each, a "Calculation Period"), the Company will pay, as additional consideration, $2.0 million once subscription revenue (i.e., revenue contracted for and recorded as revenue in accordance with GAAP) for the applicable Calculation Period equals $1.5 million, plus one dollar of additional consideration for each dollar of subscription revenue in excess of $1.5 million, subject to the Aggregate Maximum Earnout Payment. If the subscription revenue for each Calculation Period is less than $1.5 million, no additional payment shall be due for such Calculation Period. The contingent earnout payments are subject to the recipient's continued service with the Company; therefore, any additional consideration will be accounted for as post-combination services and will be expensed as incurred. The Company incurred acquisition costs of approximately $81,500 and $136,000 during the three and six months ended October 31, 2022, respectively. The operating results of Starboard are not material for proforma disclosure. We allocated $3.7 million of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.
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

		Useful Life
Other assets	340
Goodwill	3,670
Non-compete	170	5 years
Current technology	2,500	3 years
Customer relationships	160	6 years
Total assets acquired	6,840
Long-term liabilities	(340)
Net assets acquired	$6,500

Non-compete agreements, current technology and customer relationships are being amortized on a straight-line basis over the remaining estimated economic life of the assets, including the period being reported.
F. Stock-Based Compensation
During the six months ended October 31, 2022 and 2021, we granted options for 1,424,000 and 1,308,500 shares of Class A common stock, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The forfeiture rates are estimated using historical data. We recorded stock option compensation cost of approximately $1.3 million and $1.0 million and income tax benefits of approximately $29,000 and $439,000 from option exercises during the three months ended October 31, 2022 and 2021, respectively. We recorded stock option compensation cost of approximately $2.6 million and $1.8 million and income tax benefits of approximately $63,000 and $1,616,000 from option exercises during the six months ended October 31, 2022 and 2021, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.
During the six months ended October 31, 2022 and 2021, we issued 97,800 and 545,242 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2022 and 2021 based on market value at the exercise dates was approximately $0.5 million and $7.6 million, respectively. As of October 31, 2022, unrecognized compensation cost related to unvested stock option awards approximated $15.7 million, which we expect to recognize over a weighted average period of 1.96 years.

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
The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2022 and April 30, 2022, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	October 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$77,498	$—	$—	$77,498
Marketable securities	22,805	—	—	22,805
Total	$100,303	$—	$—	$100,303

	April 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	98,459	—	—	98,459
Marketable securities	16,826	—	—	16,826
Total	115,285	—	—	115,285

H. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, we have repurchased 1,053,679 shares of Class A common stock at a cost of approximately $6.2 million, which had no impact on fiscal 2023. As of October 31,

2022, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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
In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2022 and 2021 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Supply Chain Management	$26,752	$25,380	$52,934	$49,631
IT Consulting	4,159	5,226	8,674	9,702
Other	527	605	1,126	1,149
	$31,438	$31,211	$62,734	$60,482
Operating income\(loss):
Supply Chain Management	$7,646	$6,718	$14,825	$12,073
IT Consulting	217	336	432	499
Other	(5,096)	(4,367)	(9,933)	(8,112)
	$2,767	$2,687	$5,324	$4,460
Capital expenditures:
Supply Chain Management	$151	$313	$1,590	$615
IT Consulting	—	—	—	—
Other	983	—	1,116	—
	$1,134	$313	$2,706	$615
Depreciation and amortization:
Supply Chain Management	$714	$948	$1,367	$1,982
IT Consulting	—	—	—	—
Other	119	91	234	188
	$833	$1,039	$1,601	$2,170
Earnings\(loss) before income taxes:
Supply Chain Management	$7,572	$6,657	$14,601	$11,919
IT Consulting	217	336	433	499
Other	(5,167)	(3,376)	(9,736)	(6,591)
	$2,622	$3,617	$5,298	$5,827

K. Major Clients
No single client accounted for more than 10% of total revenue for the three and six months ended October 31, 2022 and 2021.

L. Contingencies
The Company more often than not indemnifies its clients against damages and costs resulting from third party claims of intellectual property infringement associated with use of the Company’s products. The Company historically has not been required to make any payments under such indemnification obligations. However, the Company continues to monitor the circumstances that are subject to indemnification to identify whether it is probable that a loss has occurred, and would recognize any such losses under such indemnification obligations when they are estimable.
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
M. Subsequent Event
On November 16, 2022, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on February 17, 2023 to Class A and Class B shareholders of record at the close of business on February 3, 2023.

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
ECONOMIC OVERVIEW
In October 2022, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2022. The update noted that, “The global economy is experiencing a number of turbulent challenges. Inflation higher than seen in several decades, tightening financial conditions in most regions, Russia’s invasion of Ukraine, and the lingering COVID-19 pandemic all weigh heavily on the outlook. Normalization of monetary and fiscal policies that delivered unprecedented support during the pandemic is cooling demand as policymakers aim to lower inflation back to target. But a growing share of economies are in a growth slowdown or outright contraction. The global economy’s future health rests critically on the successful calibration of monetary policy, the course of the war in Ukraine, and the possibility of further pandemic-related supply-side disruptions, for example, in China. Global growth is forecast to slow from 6.0 percent in 2021 to 3.2 percent in 2022 and 2.7 percent in 2023. This is the weakest growth profile since 2001 except for the global financial crisis and the acute phase of the COVID-19 pandemic and reflects significant slowdowns for the largest economies: a US GDP contraction in the first half of 2022, a euro area contraction in the second half of 2022, and prolonged COVID-19 outbreaks and lockdowns in China with a growing property sector crisis. About a third of the world economy faces two consecutive quarters of negative growth. Global inflation is forecast to rise from 4.7 percent in 2021 to 8.8 percent in 2022 but to decline to 6.5 percent in 2023 and to 4.1 percent by 2024. Upside inflation surprises have been most widespread among advanced economies, with greater variability in emerging market and developing economies."
In addition to the broader economic risks noted by the IMF, for 2023, we are also cautious about the global recovery from the COVID-19 pandemic. We believe uncertain economic conditions and increasingly complex supply chain challenges may be driving some businesses to focus on achieving more process and efficiency enhancements in their operations and to invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. If this trend continues, we believe it may tend to favor solutions such as our supply chain solutions, which are designed to provide a more rapid return on investment and are targeted at some of the largest profit drivers in a client’s business. While we do not expect that the COVID-19 pandemic will cause any material adverse changes on our business or financial results for fiscal 2023, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities.
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
COMPANY OVERVIEW
American Software was incorporated in Georgia in 1970. The Company is headquartered in Atlanta, Georgia with U.S. offices in Boston, Chicago, Dallas, Miami and San Diego; and international offices in the United Kingdom, India, Germany, New Zealand and Australia.
We provide our software and services solutions through three major operating segments: (1) Supply Chain Management, (2) Information Technology Consulting and (3) Other. The SCM software business is our core market. We also offer technology staffing and consulting services through our wholly-owned subsidiary, The Proven Method, Inc., in the IT Consulting segment, and we continue to provide limited services to our legacy ERP clients included in the Other segment.
American Software delivers an innovative technical platform that enables enterprises to accelerate their digital supply chain optimization from product concept to client availability via the Logility Digital Supply Chain Platform, a single platform spanning seven supply chain process areas, including product, demand, inventory, supply, deploy, integrated business planning and supply chain data management, and new offerings, such as Corporate Responsibility - Environmental, Social, and Governance ("ESG") and Network Design Optimization aligned with Integrated Business Planning.
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
We believe enterprises are facing unprecedented rates of change and disruption across their operations. Increasing consumer expectations for convenience and personalization, fast and free delivery and product freshness are forcing enterprises to adapt or be left behind. Given constraints arising from a shortage of skilled supply chain talent and a desire to keep costs at a minimum, we expect enterprises to embrace digital transformation initiatives to meet these challenges. Our solution reduces the business cycle time required from product concept to client availability. Our platform allows our clients to create a digital model of their physical supply chain networks that improves the speed and agility of their operations by implementing automated planning processes. These processes regularly analyze business and market signals to better inform product design and development, increase forecast accuracy, optimize inventory across the supply chain, improve sourcing of sustainable and ethically produced products, and contribute to high client satisfaction.
Our platform is highly regarded by clients and industry analysts alike. We, often through our wholy-owned subsidiary Logility, Inc., are named a leader in multiple IDC MarketScape reports including: the September 2022 report IDC MarketScape: Worldwide Supply Chain Inventory Optimization 2022 Vendor Assessment, September 2020 report IDC MarketScape: Worldwide PLM Applications for Apparel, Footwear, and Retail Brands 2020 Vendor Assessment; the January 2020 report IDC MarketScape: Worldwide Supply Chain Supply Planning 2019 Vendor Assessment; and the January 2020 report IDC MarketScape: Worldwide Supply Chain Demand Planning 2019 Vendor Assessment.
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

COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in those items for the three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2022	2021	2022 vs. 2021
Revenue:
Subscription fees	39%	33%	19%
License	2%	2%	(15)%
Professional services and other	31%	35%	(11)%
Maintenance	28%	30%	(5)%
Total revenue	100%	100%	1%
Cost of revenue:
Subscription fees	13%	11%	19%
License	—%	1%	(53)%
Professional services and other	22%	24%	(8)%
Maintenance	5%	6%	(10)%
Total cost of revenue	40%	42%	(2)%
Gross margin	60%	58%	3%
Research and development	14%	14%	2%
Sales and marketing	18%	19%	(3)%
General and administrative	19%	18%	10%
Total operating expenses	51%	51%	3%
Operating income	9%	7%	3%
Other income:
Other, net	—%	3%	nm
Earnings before income taxes	9%	10%	(28)%
Income tax expense	2%	1%	79%
Net earnings	7%	9%	(37)%
nm - not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in those items for the six months ended October 31, 2022 and 2021:

	Six Months Ended October 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2022	2021	2022 vs. 2021
Revenue:
Subscription fees	39%	33%	21%
License	2%	2%	(22)%
Professional services and other	31%	34%	(3)%
Maintenance	28%	31%	(5)%
Total revenue	100%	100%	4%
Cost of revenue:
Subscription fees	12%	11%	16%
License	—%	1%	(49)%
Professional services and other	23%	24%	(2)%
Maintenance	5%	6%	(15)%
Total cost of revenue	40%	42%	—%
Gross margin	60%	58%	6%
Research and development	14%	14%	1%
Sales and marketing	19%	20%	(3)%
General and administrative	19%	17%	18%
Total operating expenses	51%	51%	5%
Operating income	9%	7%	19%
Other income:
Other, net	—%	2%	nm
Earnings before income taxes	9%	9%	(9)%
Income tax expense (benefit)	2%	(1)%	nm
Net earnings	7%	10%	(33)%
nm - not meaningful
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021
REVENUE

	Three Months Ended October 31,
				% of Total Revenue
	2022	2021	% Change	2022	2021
	(in thousands)
Subscription fees	$12,326	$10,361	19%	39%	33%
License	$688	805	(15)%	2%	2%
Professional services and other	9,594	10,779	(11)%	31%	35%
Maintenance	8,830	9,266	(5)%	28%	30%
Total revenue	$31,438	$31,211	1%	100%	100%

	Six Months Ended October 31,
				% of Total Revenue
	2022	2021	% Change	2022	2021
	(in thousands)
Subscription fees	$24,388	$20,149	21%	39%	33%
License	$1,008	1,297	(22)%	2%	2%
Professional services and other	19,603	20,308	(3)%	31%	34%
Maintenance	17,735	18,728	(5)%	28%	31%
Total revenue	$62,734	$60,482	4%	100%	100%
For the three months ended October 31, 2022 revenue increased by 1%, which was attributable primarily to a 19% increase in subscription fees, partially offset by a 15% decrease in license revenue, a 11% decrease in professional services and other revenue, and a 5% decrease in maintenance revenue, when compared to the same period last year.
For the six months ended October 31, 2022 revenue increased by 4%, which was attributable primarily to a 21% increase in subscription fees, partially offset by a 22% decrease in license revenue, a 5% decrease in maintenance revenue and a 3% decrease in professional services and other revenue, when compared to the same period last year.
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
International revenue represented approximately 19% and 18% of total revenue in the three and six months ended October 31, 2022, respectively, compared to 16% for the same periods in the prior year. Our revenue, particularly our international revenue, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenue from a relatively small number of clients in a given period.
Subscription Fees

	Three Months Ended October 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$12,326	$10,361	19%
Total subscription fees revenue	$12,326	$10,361	19%

	Six Months Ended October 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$24,388	$20,149	21%
Total subscription fees revenue	$24,388	$20,149	21%
For the three and six months ended October 31, 2022, subscription fees revenue increased 19% and 21%, respectively, compared to the same periods in the prior year, primarily due to an increase in the number of contracts, including contracts with a higher cloud services annual contract value, as well as an increase in multi-year contracts. This is evidenced by our successful transition to the cloud subscription model.

License Revenue

	Three Months Ended October 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$688	$800	(14)%
Other	—	5	—%
Total license revenue	$688	$805	(15)%

	Six Months Ended October 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$992	$1,276	(22)%
Other	16	21	(24)%
Total license revenue	$1,008	$1,297	(22)%
For the three and six months ended October 31, 2022, license fee revenue decreased 15% and 22%, respectively, when compared to the same periods in the prior year, which was primarily attributable to our SCM segment. The majority of our current license fee revenue is generated from additional users and expanded scope from our existing on-premise clients. For the three and six months ended October 31, 2022 and 2021, our SCM segment constituted approximately 100%, 98%, 99%, 98% of total license fee revenue, respectively. Our Other segment license fee revenue remained flat for the three months ended October 31, 2022 compared to the same period in the prior year. Our Other segment revenue decreased by 24% for the six months ended October 31, 2022 when compared to the same period in the prior year primarily due to timing of sales to our existing ERP clients.
The direct sales channel provided approximately 100% of license fee revenues for the three and six months ended October 31, 2022, compared to approximately 95% and 86% in the comparable periods last year due to larger customers obtained through our direct sales channel moving to the Cloud platform faster than those in the mid-sized market that are primarily served by our indirect sales channel. For the three and six months ended October 31, 2022, our margins after commissions on direct sales were approximately 91% and 91%, compared to 90% and 89% in the comparable periods last year. The increase in margins is due to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended October 31, 2022 and 2021, our margins after commissions on indirect sales were approximately 60% and 67%, respectively. For the six months ended October 31, 2022 and 2021, our margins after commissions on indirect sales were approximately 59% and 67%, respectively. The indirect channel margins increased for the three and six months ended October 31, 2022 compared to the same periods in the prior year due to the mix of VAR commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

	Three Months Ended October 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$5,224	$5,263	(1)%
IT Consulting	4,159	5,226	(20)%
Other	211	290	(27)%
Total professional services and other revenue	$9,594	$10,779	(11)%

	Six Months Ended October 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$10,444	$10,099	3%
IT Consulting	8,674	9,702	(11)%
Other	485	507	(4)%
Total professional services and other revenue	$19,603	$20,308	(3)%
For the three and six months ended October 31, 2022, professional services and other revenue decreased by 11% and 3%, respectively, primarily due to lower professional services and other revenue derived from our Other and IT Consulting segments. For the three and six months ended October 31, 2022, our Other segment’s revenue decreased 27% and 4%, respectively, due to the timing of project work with existing clients. For the three and six months ended October 31, 2022, our SCM segment’s revenue decreased 1% and increased 3%, respectively, primarily due to the timing of implementation project work in recent periods. For the three and six months ended October 31, 2022, our IT Consulting segment’s revenue decreased 20% and 11%, respectively, when compared to the same periods in the prior year due to the demand of project work from existing clients during the applicable period. We have observed that there is a tendency for services and other revenue, other than from IT Consulting, to lag changes in license and subscription revenue by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenue only as we perform those services.
Maintenance Revenue

	Three Months Ended October 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$8,514	$8,956	(5)%
Other	316	310	2%
Total maintenance revenue	$8,830	$9,266	(5)%

	Six Months Ended October 31,
	2022	2021	% Change
	(in thousands)
Supply Chain Management	$17,110	$18,107	(6)%
Other	625	621	1%
Total maintenance revenue	$17,735	$18,728	(5)%

For the three and six months ended October 31, 2022, maintenance revenue decreased 5% when compared to the same periods in the prior year primarily due to our SCM segment. Our SCM maintenance revenue decreased 5% and 6% for the three and six months ended October 31, 2022, respectively, when compared to the same periods last year due to a normal client attrition rate. The SCM segment accounted for 96% of total maintenance revenue for the three and six months ended October 31, 2022 and 97% for the same periods in the prior year. Typically, our maintenance revenue has had a direct relationship to current and historic license fee revenue, since licenses are the source of maintenance clients.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended October 31,				Six Months Ended October 31,
	2022	%	2021	%	2022	%	2021	%
Gross margin on subscription fees	$8,267	67%	$6,957	67%	$16,711	69%	$13,521	67%
Gross margin on license fees	594	86%	607	75%	825	82%	940	72%
Gross margin on professional services and other	2,747	29%	3,302	31%	5,452	28%	5,821	29%
Gross margin on maintenance	7,253	82%	7,520	81%	14,585	82%	15,008	80%
Total gross margin	$18,861	60%	$18,386	58%	$37,573	60%	$35,290	58%
For the three and six months ended October 31, 2022, our total gross margin percentage increased by 2% when compared to the same periods in the prior year primarily due to higher margins on subscription fees revenue, license fees and maintenance revenue, partially offset by lower margins on professional services and other revenue.
Gross Margin on Subscription Fees
For the three and six months ended October 31, 2022, our gross margin percentage on subscription fees revenue remained flat at 67% and increased from 67% to 69% when compared to the same periods in the prior year, primarily due to the increased subscription revenue and related cost efficiencies.
Gross Margin on License Fees
License fee gross margin percentage for the three and six months ended October 31, 2022 increased by 11% and 10%, respectively, when compared to the same periods in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenue due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.
Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenue decreased from 31% to 29% and from 29% to 28% for the three and six months ended October 31, 2022, respectively, primarily due to an decrease in revenues and utilization. Our gross margin percentage in our SCM segment services decreased from 40% to 36% and from 36% to 34%, respectively, for the three and six months ended October 31, 2022 and 2021. This is primarily the result of a decrease in professional services and other revenue, which is being driven by timing of projects and utilization. Our Other segment professional services gross margin remained flat at 43% for the three and six months ended October 31, 2022 and 2021, respectively, due to higher margin projects and cost containment year to date. Our IT Consulting segment professional services gross margin decreased to 19% for the three months ended October 31, 2022, when compared to 21% for the same period last year due to the timing of project work. For the six months ended October 31, 2022, our IT Consulting segment services gross margin remained flat at 20% compared to the same period in the prior year. Professional services and other gross margin is directly related to the level of services and other revenue. The primary component of cost of services and other revenue is services staffing, which is relatively inelastic in the short term.
Gross Margin on Maintenance
Maintenance gross margin percentage increased from 81% to 82% for the three months ended October 31, 2022 when compared to the same period in the prior year. Maintenance gross margin percentage increased from 80% to 82% for the six months ended October 31, 2022, when compared to the same period in the prior year. The increase is primarily due to a decrease in personnel costs and computer software expense, compared to the same period in the prior year. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.
EXPENSES

	Three Months Ended October 31,				Six Months Ended October 31,
	2022	2021	% of Revenue		2022	2021	% of Revenue
			2022	2021			2022	2021
	(in thousands)				(in thousands)
Research and development	$4,364	$4,278	14%	14%	$8,818	$8,702	14%	14%
Sales and marketing	$5,697	$5,892	18%	19%	$11,609	$12,012	19%	20%
General and administrative	$6,001	$5,476	19%	18%	$11,766	$10,010	19%	17%
Amortization of acquisition-related intangible assets	$32	$53	—%	—%	$56	$106	—%	—%
Other (expense) income, net	$(145)	$930	—%	3%	$(26)	$1,367	—%	2%
Income tax expense (benefit)	$541	$303	2%	1%	$1,084	$(434)	2%	(1)%
Research and Development
Research and development costs include personnel costs, third-party contractors, travel expense, rent, software expense and other non-capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended October 31,
	2022	2021	% Change
	(in thousands)
Total research and development expense	$4,364	$4,278	2%
Percentage of total revenue	14%	14%
Total amortization of capitalized computer software development costs *	$262	$807	(68)%

	Six Months Ended October 31,
	2022	2021	% Change
	(in thousands)
Total research and development expense	$8,818	$8,702	1%
Percentage of total revenue	14%	14%
Total amortization of capitalized computer software development costs *	$719	$1,710	(58)%
*Included in cost of license fees and subscription fees.
For the three and six months ended October 31, 2022, total product research and development costs increased by 2% and 1%, respectively, when compared to the same periods in the previous year, primarily due to an increase in the use of third-party contractors. For the three and six months ended October 31, 2022, amortization of capitalized software development costs decreased 68% and 58%, when compared to the same periods in the previous year, as some projects were fully amortized.
Sales and Marketing
For the three and six months ended October 31, 2022, sales and marketing expenses decreased from 19% to 18% and from 20% to 19%, respectively, of revenue when compared to the same periods last year due to marketing cost containment.
General and Administrative
For the three and six months ended October 31, 2022, general and administrative expenses increased from 18% to 19% and from 17% to 19% as a percentage of revenue when compared to the same periods a year ago, primarily due to personnel costs, third-party contractors and insurance.
At October 31, 2022, the total number of employees was 406 compared to 426 at October 31, 2021.
Operating Income/(Loss)

	Three Months Ended October 31,			Six Months Ended October 31,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Supply Chain Management	$7,646	$6,718	14%	$14,825	$12,073	23%
IT Consulting	217	336	(35)%	432	499	(13)%
Other*	(5,096)	(4,367)	17%	(9,933)	(8,112)	22%
Total Operating Income	$2,767	$2,687	3%	$5,324	$4,460	19%
*    Includes all corporate overhead and other common expenses.
Our SCM segment operating income increased by 14% and 23%, respectively, for the three and six months ended October 31, 2022, compared to the same periods in the prior year primarily due to improved gross margins.
Our IT Consulting segment operating income decreased by 35% and 13%, respectively, for the three and six months ended October 31, 2022, compared to same periods last year primarily due timing of project work and an increase in expenses related to sales and third-party contractors.
Our Other segment operating loss increased by 17% and 22%, respectively, for the three and six months ended October 31, 2022, when compared to the same periods in the prior year due primarily to an increase in variable compensation and stock option expenses.
Other Income
Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended October 31, 2022, the decrease in Other income is mainly due to unrealized losses on investments when compared to unrealized gains in the same period last year. This decrease was partially offset by an increase in interest income compared to the prior year. We recorded unrealized losses of approximately $0.3 million and realized losses of approximately $0.1 million for the three months ended October 31, 2022 from our trading securities portfolio.
For the six months ended October 31, 2022, the decrease in Other income is mainly due to unrealized losses on investments when compared to unrealized gains in the same period last year. This decrease was partially offset by an increase in interest income compared to the prior year. We recorded unrealized losses of approximately $0.2 million and realized losses of approximately $1.2 million for the three months ended October 31, 2022 from our trading securities portfolio.
For the six months ended October 31, 2022 and 2021, our investments generated an annualized yield of approximately 1.41% and 1.33%, respectively.
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
During the three and six months ended October 31, 2022, we recorded income tax expense of $541,000 and $1.1 million, respectively, primarily due to discrete stock compensation benefits of $34,000 and $63,000, respectively, net of normal income tax expense from operations. During the three and six months ended October 31, 2021, we recorded income tax expense of $303,000 and an income tax benefit of $434,000, respectively, primarily due to discrete stock compensation benefits of $439,000 and $1.6 million, respectively, net of normal income tax expense from operations. Before adjusting for these discrete tax benefits, our effective tax rate would have been 21.6% and 22.5% in the three and six months ended October 31, 2022, respectively, compared to our effective tax rate of 19.8% in both the three and six months ended October 31, 2021. In addition, research and development credits reduced our effective tax rate by 4.0% in the six months ended October 31, 2022, compared to a reduction of 5.4% in the six months ended October 31, 2021.
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
The following table shows information about our cash flows and liquidity positions during the six months ended October 31, 2022 and 2021. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2022.

	Six Months Ended October 31,
	2022	2021
Net cash (used in) provided by operating activities	$(11,261)	$7,712
Net cash (used in) investing activities	(9,206)	(615)
Net cash (used in) financing activities	(6,261)	(1,554)
Net change in cash and cash equivalents	$(26,728)	$5,543
For the six months ended October 31, 2022, the net decrease in cash used in operating activities when compared to the same period last year was due primarily to the following: (1) an increase in client accounts receivables when compared to a decrease in the same period last year due to the timing of closing client sales and related collections, (2) an increase in purchases of trading securities, (3) a relative decrease in deferred revenue when compared to a lower decrease in the same period last year due to timing of revenue recognition, (4) a decrease in net earnings, (3) an increase in deferred income taxes and (5) a decrease in depreciation and amortization.
This net decrease in cash used in operating activities was partially offset by: (1) a relative decrease in prepaid expenses when compared to a larger decrease in the same period last year due to the timing of purchases, (2) an increase in losses on investments when compared to a gain in the prior year, (3) an increase in stock-based compensation expense, (4) an increase in the proceeds from the maturity and sales of trading securities and (5) smaller decrease in accounts payable and other liabilities compared to the same period last year due to timing of payments.
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
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of October 31, (in thousands)
	2022	2021
Cash and cash equivalents	$83,962	$94,201
Short-term investments	22,805	17,163
Total cash and short and long-term investments	106,767	111,364
Net increase/decrease in total cash and investments during six months ended October 31,	$(20,749)	$6,700

Our total activities used more cash and investments during the months ended October 31, 2022, when compared to the prior year period, in the course of normal business operations.
Days Sales Outstanding in accounts receivable were 78 days as of October 31, 2022, compared to 65 days as of October 31, 2021. This increase is primarily due to the timing of billings and cash collections. Our current ratio was 2.9 to 1 on October 31, 2022 and 3.0 to 1 on October 31, 2021.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $106.8 million in cash and investments with no debt as of October 31, 2022, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through October 31, 2022, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of October 31, 2022, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
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

Item 3    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In the three and six months ended October 31, 2022, we generated approximately 19% and 18%, respectively, of our revenue outside the United States. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S. and New Zealand dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded an exchange rate loss of approximately $0.2 million for the three months ended October 31, 2022 compared to an exchange rate loss of approximately $0.1 million for the same periods in the prior year. We recorded an exchange rate loss of approximately $0.4 million for the six months ended October 31, 2022 compared to an exchange rate loss of approximately $0.2 million for the same periods in the prior year. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $56,000 and $50,000 rate gain or loss for the three and six months ended October 31, 2022, respectively. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of October 31, 2022 was approximately $100.3 million compared to $104.4 million as of October 31, 2021.
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

AMERICAN SOFTWARE, INC.

Date: December 2, 2022	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: December 2, 2022	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: December 2, 2022	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer